Form 10-Q
period 2001-06-30
PREFORMED LINE PRODUCTS CO
filed 2001-08-14
CIK 80035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001    Commission file number 0-31164

                         PREFORMED LINE PRODUCTS COMPANY
             (Exact Name of Registrant as Specified in Its Charter)


             Ohio                                         34-0676895
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

             660 Beta Drive
        Mayfield Village, Ohio                                44143
---------------------------------------                    ----------
(Address of Principal Executive Office)                    (Zip Code)

                                 (440) 461-5200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No   X
    -----    ------

         The number of common shares, without par value, outstanding as of July 2, 2001: 5,757,030.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         PREFORMED LINE PRODUCTS COMPANY
                          INDEX TO FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY:
    Consolidated Balance Sheets as of June 30, 2001 (unaudited)
         and December 31, 2000................................................3
    Consolidated Statements of Income for the Three and Six Months
         Ended June 30, 2001 and 2000 (unaudited).............................4
    Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2001 and 2000 (unaudited).............................5
    Notes to the Consolidated Financial Statements............................6

                         PREFORMED LINE PRODUCTS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000


                                                                                June 30,        December 31,
Thousands of dollars, except per share data                                       2001             2000
                                                                                  ----             ----
                                                                              (Unaudited)        (Note A)
ASSETS
Cash and cash equivalents                                                       $  8,731         $  9,470
Accounts receivables, less allowance of $924 ($910 in 2000)                       35,956           30,839
Inventories                                                                       44,396           43,648
Deferred income taxes                                                              2,565            2,501
Prepaids and other                                                                 2,955            1,325
                                                                                --------         --------
        TOTAL CURRENT ASSETS                                                      94,603           87,783

Property and equipment - net                                                      57,351           58,743
Investments in foreign joint ventures                                              9,632           10,148
Deferred income taxes                                                              1,423            1,323
Goodwill, patents and other intangibles - net                                      8,128            8,077
Other                                                                              4,706            4,537
                                                                                --------         --------
        TOTAL ASSETS                                                            $175,843         $170,611
                                                                                ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to banks                                                          $  3,026         $  1,704
Trade accounts payable                                                            11,544           10,289
Accrued compensation and amounts withheld from employees                           3,579            3,292
Accrued expenses and other liabilities                                             4,729            4,762
Accrued profit-sharing and pension contributions                                   3,460            2,811
Dividends payable                                                                  1,152              865
Income taxes                                                                       1,251            1,976
Current portion of long-term debt                                                    365              545
                                                                                --------         --------
        TOTAL CURRENT LIABILITIES                                                 29,106           26,244

Long-term debt, less current portion                                              23,695           20,160
Deferred income taxes                                                                413              307
Minority interest                                                                     49               44

SHAREHOLDERS' EQUITY
Common stock - $2 par value, 15,000,000 shares authorized, 5,757,030 and
     5,768,086 issued and outstanding net of 398,618
     and 387,562 treasury shares at par                                           11,541           11,536
Retained earnings                                                                129,810          127,994
Accumulated foreign currency translation adjustment                              (18,771)         (15,674)
                                                                                --------         --------
        TOTAL SHAREHOLDERS' EQUITY                                               122,580          123,856
                                                                                --------         --------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $175,843         $170,611
                                                                                ========         ========

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (Unaudited)


Thousands of dollars, except per share data                      Three months ended June 30,          Six months ended June 30,
                                                                 ---------------------------          -------------------------
                                                                  2001             2000                 2001             2000
                                                                  ----             ----                 ----             ----
Net sales                                                        $52,863         $54,988             $102,936         $104,808
Cost of products sold                                             35,691          38,050               70,745           72,999
                                                                 -------         -------             --------         --------
              GROSS PROFIT                                        17,172          16,938               32,191           31,809

Costs and expenses

       Selling                                                     6,394           4,857               11,974            9,553
       General and administrative                                  5,393           5,349               10,966           10,444
       Research and engineering                                    1,422           1,618                3,119            3,299
                                                                 -------         -------             --------         --------
                                                                  13,209          11,824               26,059           23,296
                                                                 -------         -------             --------         --------
              OPERATING INCOME                                     3,963           5,114                6,132            8,513

Other income (expense)
       Equity in net income of foreign joint ventures                100             134                  100              335
       Interest income                                               411             269                  545              407
       Interest expense                                             (403)           (562)                (821)            (865)
       Other (expense) income - net                                 (111)            148                   85              397
                                                                 -------         -------             --------         --------
                                                                      (3)            (11)                 (91)             274
                                                                 -------         -------             --------         --------
              INCOME BEFORE INCOME TAXES                           3,960           5,103                6,041            8,787

Income taxes                                                       1,090           2,006                2,050            2,859
                                                                 -------         -------             --------         --------
              NET INCOME                                         $ 2,870         $ 3,097             $  3,991         $  5,928
                                                                 =======         =======             ========         ========
Net income per share - basic                                     $  0.50         $  0.53             $   0.69         $   1.02
                                                                 =======         =======             ========         ========
Net income per share -  diluted                                  $  0.50         $  0.53             $   0.69         $   1.02
                                                                 =======         =======             ========         ========
Cash dividends declared per share                                $  0.20         $  0.15             $   0.35         $   0.30
                                                                 =======         =======             ========         ========
Average number of shares outstanding (in thousands)                5,754           5,792                5,753            5,807
                                                                 =======         =======             ========         ========

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000




Thousands of dollars                                                              SIX MONTHS ENDED JUNE 30,
                                                                                  -------------------------
                                                                                   2001             2000
                                                                                   ----             ----
                                                                                          (UNAUDITED)
OPERATING ACTIVITIES
Net income                                                                        $ 3,991         $  5,928
Adjustment to reconcile net income to net cash provided by operations
       Depreciation and amortization                                                5,215            4,989
       Equity in earnings of joint ventures - net of dividends received                85              320

       Changes in operating assets and liabilities
            Receivables                                                            (5,117)          (6,349)
            Inventories                                                              (748)           2,360
            Trade payables and accruals                                             2,445            4,181
            Income taxes                                                             (783)             866
            Other - net                                                            (2,768)          (2,444)
                                                                                  -------         --------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                          2,320            9,851

INVESTING ACTIVITIES

Capital expenditures                                                               (4,068)          (8,604)
Business acquisitions                                                                (791)          (4,674)
Proceeds from the sale of property and equipment                                       10            1,900
                                                                                  -------         --------
                 NET CASH USED IN INVESTING ACTIVITIES                             (4,849)         (11,378)

FINANCING ACTIVITIES

Increase (decrease) in notes payable to banks                                       1,322           (1,708)
Proceeds from the issuance of long-term debt                                        9,548           18,361
Payments of long-term debt                                                         (6,193)         (11,848)
Dividends paid                                                                     (1,727)          (1,746)
Purchase of treasury stock                                                           (156)            (855)
                                                                                  -------         --------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES                          2,794            2,204

Effects of exchange rate changes on cash and cash equivalents                      (1,004)            (342)
                                                                                  -------         --------
(Decrease) increase in cash and cash equivalents                                     (739)             335

Cash and cash equivalents at beginning of year                                      9,470            6,907
                                                                                  -------         --------
                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 8,731         $  7,242
                                                                                  =======         ========

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments required to fairly present the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

NOTE B - SUPPLEMENTAL INFORMATION

Inventories

                (Dollars in thousands)           June 30,        December 31,
                                                   2001              2000
                                                   ----              ----
                Finished goods                   $19,396           $17,882
                Work-in-process                    2,106             1,592
                Raw material                      22,894            24,174
                                                 -------           -------
                                                 $44,396           $43,648
                                                 =======           =======

The valuation of inventory under last-in, first-out (LIFO) method is made at the end of the year based on inventory levels and costs at that time. Therefore, interim LIFO calculations are based on estimates of expected year-end inventory levels and costs and are subject to final year-end adjustments.

Comprehensive  income

The components of comprehensive income are as follows:

                                                                  Three months ended June 30,        Six months ended June 30,
                                                                  ---------------------------        -------------------------
                (Dollars in thousands)                              2001              2000            2001             2000
                                                                    ----              ----            ----             ----
                Net income                                         $2,870            $3,097         $ 3,991          $ 5,928
                Other comprehensive income:
                      Foreign currency adjustment - net              (865)              (55)         (3,097)          (1,683)
                                                                   ------            ------           -----          -------
                Comprehensive income                               $2,005            $3,042           $ 894          $ 4,245
                                                                   ======            ======           =====          =======

NOTE C - COMPUTATION OF EARNINGS PER SHARE

                                                                 Three months ended June 30,         Six months ended June 30,
                                                                 ---------------------------         -------------------------
(Dollars and shares in thousands, except per share data)          2001                2000             2001              2000
                                                                  ----                ----             ----              ----
Numerator
     Net income                                                  $ 2,870            $ 3,097           $3,991            $5,928
                                                                 =======            =======           ======            ======
Denominator
     Determination of shares

      Weighted average common shares outstanding                   5,754              5,792            5,753             5,807
       Dilutive effect - employee stock options                       24                  -               12                 -
                                                                 -------            -------           ------            ------
       Diluted weighted average common shares outstanding          5,778              5,792            5,765             5,807
                                                                 =======            =======           ======            ======
Earnings per common share
     Basic                                                        $ 0.50             $ 0.53           $ 0.69            $ 1.02
     Diluted                                                      $ 0.50             $ 0.53           $ 0.69            $ 1.02

NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

The financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. On January 1, 2001, the Company adopted this Statement along with its amendments SFAS No. 137 and SFAS No. 138. The impact from the adoption of these Statements was not material to the Company's financial position or results of operations for the three and six-month periods ended June 30, 2001.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 Business Combinations and No. 142 Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangibles will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

NOTE E - BUSINESS SEGMENTS

                                                      Three months ended June 30,        Six months ended June 30,
                                                      ---------------------------        -------------------------
       (Dollars in thousands)                            2001            2000               2001            2000
                                                         ----            ----               ----            ----
     Net sales

                 Domestic                             $ 29,754         $ 33,287           $ 59,524        $ 64,842
                 Foreign                                23,109           21,701             43,412          39,966
                                                      --------         --------           --------        --------
     Total net sales                                  $ 52,863         $ 54,988           $102,936        $104,808
                                                      ========         ========           ========        ========

     Intersegment sales

                 Domestic                                1,417            1,004              2,798           2,167
                 Foreign                              $    277         $    116           $    385        $    316
                                                      --------         --------           --------        --------
     Total intersegment sales                         $  1,694         $  1,120           $  3,183        $  2,483
                                                      ========         ========           ========        ========

     Operating income

                 Domestic                             $    906         $  1,398           $    947        $  2,376
                 Foreign                                 3,057            3,716              5,185           6,137
                                                      --------         --------           --------        --------
                                                         3,963            5,114              6,132           8,513
     Equity in net income of joint ventures                100              134                100             335
     Interest income

                 Domestic                                  243               61                246              71
                 Foreign                                   168              208                299             336
                                                      --------         --------           --------        --------
                                                           411              269                545             407
     Interest expense

                 Domestic                                  272              452                593             656
                 Foreign                                   131              110                228             209
                                                      --------         --------           --------        --------
                                                           403              562                821             865
     Other (expense) income - net                         (111)             148                 85             397
                                                      --------         --------           --------        --------
     Income before income taxes                       $  3,960         $  5,103           $  6,041        $  8,787
                                                      ========         ========           ========        ========

     Identifiable assets

                 Domestic                             $ 97,489         $ 99,433           $ 97,489        $ 99,433
                 Foreign                                68,722           61,297             68,722          61,297
                                                      --------         --------           --------        --------
                                                       166,211          160,730            166,211         160,730
                 Corporate                               9,632            9,554              9,632           9,554
                                                      --------         --------           --------        --------
     Total assets                                     $175,843         $170,284           $175,843        $170,284
                                                      ========         ========           ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations for the three and six-month periods ended June 30, 2001 and 2000:


                                        Three months ended June 30,        Six months ended June 30,
                                        ---------------------------        -------------------------
                                           2001            2000               2001          2000
                                           ----            ----               ----          ----
                                                 Thousands of dollars, except per share data
NET SALES AND INCOME
Net sales                                $52,863         $54,988            $102,936      $104,808
Operating income                           3,963           5,114               6,132         8,513
Income before income taxes                 3,960           5,103               6,041         8,787
Net income                                 2,870           3,097               3,991         5,928
Net income to net sales                      5.4%            5.6%                3.9%          5.7%

PER BASIC SHARE AMOUNTS
Net income                               $  0.50         $  0.53            $   0.69      $   1.02
Dividends declared                       $  0.20         $  0.15            $   0.35      $   0.30

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         For the three months ended June 30, 2001 consolidated net sales were $52.9 million, a decrease of $2.1 million or 4% below the prior year's three-month period ended June 30. A 6% increase in foreign sales was more than offset by a decrease in domestic sales of 11%. The increase in foreign sales was due to an increase in datacommunication sales. However, this increase was more than offset by a decrease in domestic datacommunication sales. The U.S. dollar continued to be stronger against most foreign currencies compared to the three month period last year, resulting in a negative $2.8 million impact on foreign net sales when converted into U.S. dollars.

         Gross profit of $17.2 million was an improvement of $.2 million or 1% for the three month period ended June 30 compared to the prior year. This improvement in gross profit on lower sales was a result of more favorable product mix. The stronger dollar resulted in $.9 million lower gross profit when the Company's foreign segment operations were converted to U.S. dollars.

         Costs and expenses of $13.2 million grew $1.4 million when compared to the second quarter 2000. Ninety-one percent of the growth in costs and expenses is related to the international launch of datacommunication products. The stronger dollar resulted in a decrease in costs and expenses of $.5 million when foreign statements were converted to

U.S. dollars. The Company expects costs and expenses to continue to be higher compared to the prior year due to the continued cost of selling and marketing datacommunication products in the international markets.

         Operating income for the three months ended June 30, 2001 decreased $1.2 million or 23% compared to 2000. This decrease was the result of the $1.4 million increase in costs and expenses more than offsetting the $.2 million improvement in gross profit.

          Income before income taxes for the three months ended June 30, 2001 of $4.0 million was $1.1 million lower than 2000 due primarily to the decrease in operating income.

         The 2001 effective tax rate was lowered to 27.5% of income before taxes as the result of a one-time state tax refund compared to an effective tax rate of 39.3% for 2000.

         As a result of the above, net income was $2.9 million for the three month period ended June 30, 2001 which represented a decrease of $.2 million from the prior year. Earnings per share for the second quarter of 2001 were $.50 compared to $.53 in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         Net sales for the six months ended June 30, 2001 were $102.9 million, a $1.9 million or 2% decrease from last year. Domestic net sales were down $5.3 million or 8% compared to the prior year as the Company's domestic operations continue to experience softness in the demand for datacommunication products due to continuing uncertainties in the communications industries, coupled with the sale of a foundry business in February of 2000, the sales of which were included in two months results in 2000 but not in 2001. This reduction was partially offset by an increase in foreign demand for datacommunication products of $1.9 million compared to last year and an increase in Rack Technologies sales of $1.0 million due to sales being included for the six month period in 2001 and only for the three month period in 2000. Until the volatility of the communication industry has calmed, the Company expects a continuation of the softness in the communications markets experienced in the six-month period ended June 30, 2001. The stronger U.S. dollar had a negative $4.8 million impact on net sales when foreign net sales were converted from foreign currencies to U.S. dollars.

         Despite the reduction in net sales, gross profit for 2001 of $32.2 million reflected an increase of $.4 million or 1% when compared to the same period last year. Gross profit as a percent of sales increased by 1.0 percentage point to 31.3% due to favorable domestic product mix and the exclusion of the foundry business sales in 2001 (which had a negative gross profit in 2000). Gross profits on foreign sales would have increased by $2.3 million had it not been for the negative $1.5 million impact when foreign currencies were converted to U.S. dollars.

         Costs and expenses for the six-month period ended June 30, 2001 were $26.1 million, an increase of $2.8 million or 12% over the same period in 2000. Nearly half of the increase in costs and expenses was attributable to ongoing marketing and selling costs related to the introduction of the datacommunication products line into the international market. The Company expects selling and marketing expenses to continue at a higher level compared to last year. For the first six months of 2001, foreign operations costs and expenses were favorably impacted by $.8 million when native currencies were converted to U.S. dollars.

         Operating income for 2001 of $6.1 million decreased $2.4 million or 28% compared to 2000. This decrease was the result of higher gross profit of $.4 million more than offset by higher costs and expenses of $2.8 million. The change in currency exchange rates year over year unfavorably impacted operating income by $.7 million when foreign results were converted to U.S. dollars.

         Other expense of $.1 million was a decrease of $.4 million from other income of $.3 million in 2000. This decrease is the result of lower equity earnings in foreign joint ventures of $ .2 million coupled with higher losses of $.2 million on foreign currency exchanges.

         Income before income taxes of $6.0 million for 2001 decreased $2.8 million from 2000 as a result of the $2.4 million decrease in operating income and the decrease in other income of $.4 million.

         The effective tax rate for 2001 was 33.9% compared to the 2000 effective tax rate of 32.5%.

         As a result of the above, net income for the first six months of 2001 was $4.0 million which represented a decrease of $1.9 million from the prior year. Basic and diluted earnings per share for the six months ended 2001 were $.69 compared to $1.02 for the comparable period last year.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided from operating activities was $2.3 million for the first six months of 2001, a decrease of $7.5 million when compared to 2000. This decrease is primarily the result of lower net income of $1.9 million; a smaller increase in receivables of $1.2 million in 2001 compared to 2000; an increase in inventories of $.7 million in 2001 compared to a decrease in inventories of $2.4 million in 2000; a smaller increase in trade payables and accruals in 2001 of $1.7 million compared to 2000; and a decrease in income taxes for 2001 of $.8 million compared to an increase in income taxes of $.9 million in 2000.

         Net cash used in investing activities of $4.8 million for 2001 represents a reduction of $6.5 million in cash used for investing activities from the comparable period in 2000. Capital expenditures in 2001 were $4.5 million less than last year's level of $8.6 million. In 2000 business acquisition investments, net of proceeds from the sale of equipment, were 2.0 million greater than 2001. The Company continues to analyze potential acquisition candidates and business opportunities but has no commitments that would materially impact the operations of the Company.

         Cash generated from operations of $2.3 million and increases in notes payable to banks and long-term debt of $4.7 million financed the net cash of $4.8 million used for investing activities and dividend payments of $1.7 million. The preceding activity combined with a negative foreign currency impact of $1.0 million resulted in a decrease in cash and cash equivalents of $.7 million for the six-month period ended June 30, 2001.

         The Company's financial position remains strong with a current ratio of 3.3:1 at June 30, 2001 compared to 3.3:1 at December 31, 2000. Working capital of $65 million is an increase of $4 million over December 31, 2000. At June 30, 2001, the Company's unused balance under its credit facility was $20 million and its long-term debt to equity ratio was 19.3%. The Company believes that its existing credit facility, internally generated funds and the ability to obtain additional financing, if desired, is sufficient to meet the Company's needs for the remainder of the year.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 Business Combinations and No. 142 Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangibles will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        Our company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Preformed held its annual meeting of shareholders on April 30, 2001 at its principal executive offices in Mayfield Village, Ohio. At the meeting, the shareholders voted to elect certain persons to the Board of Directors for terms expiring at the 2003 annual meeting of shareholders. The individuals listed below were elected to Preformed's Board of Directors, each to hold office until the 2003 annual meeting or until his successor is elected and qualified, or until his earlier resignation. The table below indicates the votes for, votes against, as well as the abstentions and shares not voted for each nominee.

          Name               Votes For        Votes Against        Abstention         Shares not Voted
          ----               ---------        -------------        ----------         ----------------
Barbara P. Ruhlman           4,630,197        43,294               10,180             1,064,016
Robert G. Ruhlman            4,630,197        43,294               10,180             1,064,016
Frank B. Carr                4,630,197        43,294               10,180             1,064,016

The following are the names of each other director whose term of office as a director continued after the 2001 annual meeting of shareholders (in this case, for terms expiring at the 2002 annual meeting of shareholders):

John D. Drinko
Wilber C. Nordstrom
Jon R. Ruhlman
Randall M. Ruhlman

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Exhibits

         3.1     (a) Amended and Restated Articles of Incorporation of Preformed
                     Line Products Company
         3.2     (a) Amended and Restated Code of Regulations of Preformed Line
                     Products Company
         4       (a) Description of Specimen Stock Certificate


              (a) Incorporated by reference from Amendment No. 2 to Preformed's
                  Registration Statement on Form 10 (File No. 0-31164)
                  (the "Form 10") filed on July 30, 2001. Each of the above exhibits has the same exhibit number in the Form 10.


     (b) Reports on Form 8-K

         None.

                           FORWARD LOOKING STATEMENTS

Cautionary Statement for "Safe Harbor" Purposes Under The Private Securities Litigation Reform Act of 1995

         This Form 10-Q contains forward-looking statements regarding the Company's and management's beliefs and expectations. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance (as opposed to historical items) and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the Company's control. Such uncertainties and factors could cause the Company's actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

         The Company believes that the following factors, among others, could affect the Company's future performance and cause the Company's actual results to differ materially from those expressed or implied by forward-looking statements made in this report:

     - The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States, Canada, Japan and Western Europe;

     - The effect on the Company's business resulting from economic uncertainty within Asia-Pacific and Latin American regions;

     - Technology developments that affect longer-term trends for communication lines such as wireless communication;

     - The Company's success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

     - The rate of progress in continuing to reduce costs and in modifying the Company's cost structure to maintain and enhance the Company's competitiveness;

     - The Company's success in strengthening and retaining relationships with the Company's customers, growing sales at targeted accounts and expanding geographically;

     - The extent to which the Company is successful in expanding the Company's product lines into new areas for inside the plant;

     - The Company's ability to identify, complete and integrate acquisitions for profitable growth;

     - The potential impact of consolidation and deregulation among the Company's suppliers, competitors and customers;

     - The relative degree of competitive and customer price pressure on the Company's products;

     - The cost, availability and quality of raw materials required for the manufacture of products;

     - The effects of fluctuation in currency exchange rates upon the Company's reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

     - Changes in significant government regulations affecting environmental compliance;

     - The Company's ability to continue to compete with larger companies who have acquired a substantial number of the Company's former competitors; and

     - The continued limited availability of optical fiber in the marketplace that is used in conjunction with the Company's fiber optic products.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          /s/  Robert G. Ruhlman
                          --------------------------------------------
August 14, 2001           Robert G. Ruhlman
                          President and Chief Executive Officer
                          (Principal Executive Officer)

                          /s/  Eric R. Graef
                          --------------------------------------------
August 14, 2001           Eric R. Graef
                          Vice President - Finance and Treasurer
                          (Principal Accounting Officer)

                                  EXHIBIT INDEX

         3.1     (a) Amended and Restated Articles of Incorporation of Preformed
                     Line Products Company
         3.2     (a) Amended and Restated Code of Regulations of Preformed Line
                     Products Company
         4       (a) Description of Specimen Stock Certificate


              (a) Incorporated by reference from Amendment No. 2 to Preformed's
                  Registration Statement on Form 10 (File No. 0-31164) (the "Form 10") filed on July 30, 2001. Each of the above exhibits has the same exhibit number in the Form 10.