Form 10-Q
period 2001-09-30
PREFORMED LINE PRODUCTS CO
filed 2001-11-14
CIK 80035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                         Commission file number 0-31164

                         PREFORMED LINE PRODUCTS COMPANY
             (Exact Name of Registrant as Specified in Its Charter)


                     Ohio                                   34-0676895
-----------------------------------------------     ----------------------------
        (State or Other Jurisdiction of                  (I.R.S. Employer
         Incorporation or Organization)                 Identification No.)

                660 Beta Drive
           Mayfield Village, Ohio                              44143
-----------------------------------------------     ----------------------------
    (Address of Principal Executive Office)                  (Zip Code)

                                 (440) 461-5200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X   No
                       -----    -----

The number of common shares, without par value, outstanding as of November 14, 2001: 5,757,030.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                         PREFORMED LINE PRODUCTS COMPANY
                          INDEX TO FINANCIAL STATEMENTS


PREFORMED LINE PRODUCTS COMPANY:
Consolidated Balance Sheets as of September 30, 2001 (unaudited)
         and December 31, 2000...............................................3
Consolidated Statements of Income for the Three and Nine Months
         Ended September 30, 2001 and 2000 (unaudited).......................4
Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2001 and 2000 (unaudited).......................5
Notes to Consolidated Financial Statements...................................6

                         PREFORMED LINE PRODUCTS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                              September 30,        December 31,
(In thousands of dollars, except share and per share data)                        2001                2000
                                                                              -------------       -------------
                                                                               (Unaudited)
ASSETS
Cash and cash equivalents                                                     $       7,362       $       9,470
Accounts receivables, less allowance of $1,020 ($910 in 2000)                        33,874              30,839
Inventories, net                                                                     40,492              43,648
Deferred income taxes - current                                                       2,528               2,501
Prepaids and other                                                                    4,410               1,325
                                                                              -------------       -------------
              TOTAL CURRENT ASSETS                                                   88,666              87,783

Property and equipment - net                                                         55,154              58,743
Investments in foreign joint ventures                                                 9,816              10,148
Deferred income taxes                                                                 1,396               1,323
Goodwill, patents and other intangibles - net                                         7,524               8,077
Other                                                                                 4,678               4,537
                                                                              -------------       -------------

              TOTAL ASSETS                                                    $     167,234       $     170,611
                                                                              =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to banks                                                        $       2,651       $       1,704
Trade accounts payable                                                               10,352              10,289
Accrued compensation and amounts withheld from employees                              3,760               3,292
Accrued expenses and other liabilities                                                3,880               4,762
Accrued profit-sharing and pension contributions                                      3,772               2,811
Dividends payable                                                                     1,151                 865
Income taxes                                                                          1,460               1,976
Current portion of long-term debt                                                     1,034                 545
                                                                              -------------       -------------
              TOTAL CURRENT LIABILITIES                                              28,060              26,244

Long-term debt, less current portion                                                 18,254              20,160
Deferred income taxes                                                                   426                 307
Minority interest                                                                        45                  44

SHAREHOLDERS' EQUITY
Common stock - $2 par value, 15,000,000 shares authorized, 5,757,030 and
     5,768,086 issued and outstanding net of 398,618
     and 381,962 treasury shares at par                                              11,514              11,536
Retained earnings                                                                   128,846             127,994
Accumulated foreign currency translation adjustment                                 (19,911)            (15,674)
                                                                              -------------       -------------
              TOTAL SHAREHOLDERS' EQUITY                                            120,449             123,856
                                                                              -------------       -------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $     167,234       $     170,611
                                                                              =============       =============

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                            Three months ended September 30,       Nine months ended September 30,
                                                            --------------------------------       --------------------------------
(Dollars and shares in thousands, except per share data)        2001                2000               2001                2000
                                                            ------------        ------------       ------------        ------------
                                                                                          (Unaudited)
Net sales                                                   $     49,127        $     53,353       $    152,063        $    158,161
Cost of products sold                                             35,609              37,251            106,354             110,250
                                                            ------------        ------------       ------------        ------------
             GROSS PROFIT                                         13,518              16,102             45,709              47,911

Costs and expenses
       Selling                                                     6,196               5,462             18,170              15,015
       General and administrative                                  4,993               5,129             15,959              15,573
       Research and engineering                                    1,498               1,083              4,617               4,382
       Other operating expenses                                      995                 231              2,010                 901
                                                            ------------        ------------       ------------        ------------
                                                                  13,682              11,905             40,756              35,871
                                                            ------------        ------------       ------------        ------------

Royalty income - net                                                 414                 553              1,614               1,836

             OPERATING INCOME                                        250               4,750              6,567              13,876

Other income (expense)
       Equity in net income of foreign joint ventures                253                  --                353                 335
       Interest income                                                67                 108                612                 515
       Interest expense                                             (336)               (313)            (1,157)             (1,178)
       Other (expense) income - net                                  (50)               (131)              (150)               (347)
                                                            ------------        ------------       ------------        ------------
                                                                     (66)               (336)              (342)               (675)
                                                            ------------        ------------       ------------        ------------

             INCOME BEFORE INCOME TAXES                              184               4,414              6,225              13,201

Income taxes                                                          26               1,735              2,076               4,594
                                                            ------------        ------------       ------------        ------------

             NET INCOME                                     $        158        $      2,679       $      4,149        $      8,607
                                                            ============        ============       ============        ============

Net income per share - basic                                $       0.03        $       0.46       $       0.72        $       1.48
                                                            ============        ============       ============        ============

Net income per share -  diluted                             $       0.03        $       0.46       $       0.72        $       1.48
                                                            ============        ============       ============        ============

Cash dividends declared per share                           $       0.20        $       0.15       $       0.55        $       0.45
                                                            ============        ============       ============        ============

Average number of shares outstanding                               5,757               5,796              5,754               5,796
                                                            ============        ============       ============        ============

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(In thousands of dollars)                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      --------------------------------
                                                                                          2001                2000
                                                                                      ------------        ------------
                                                                                                 (Unaudited)
OPERATING ACTIVITIES
Net income                                                                            $      4,149        $      8,607
Adjustment to reconcile net income to net cash (used in) provided by operations
       Depreciation and amortization                                                         7,453               7,591
       Noncash realignment charges                                                           2,668                  --
       Equity in earnings of joint ventures - net of dividends received                        267                   8

       Changes in operating assets and liabilities
             Receivables                                                                    (3,035)             (6,332)
             Inventories                                                                     1,168               2,943
             Trade payables and accruals                                                       896               6,151
             Income taxes                                                                   (2,070)                279
             Other - net                                                                    (3,249)             (2,527)
                                                                                      ------------        ------------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES                                 8,247              16,720

INVESTING ACTIVITIES
Capital expenditures                                                                        (4,463)            (11,549)
Business acquisitions                                                                         (761)             (5,724)
Proceeds from the sale of property and equipment                                                81               1,887
                                                                                      ------------        ------------
                   NET CASH USED IN INVESTING ACTIVITIES                                    (5,143)            (15,386)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks                                                  947              (1,739)
Proceeds from the issuance of long-term debt                                                12,800              21,758
Payments of long-term debt                                                                 (14,217)            (16,500)
Dividends paid                                                                              (2,880)             (2,616)
Purchase of treasury stock                                                                    (156)               (855)
                                                                                      ------------        ------------
                   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (3,506)                 48

Effects of exchange rate changes on cash and cash equivalents                               (1,706)               (372)
                                                                                      ------------        ------------

Increase (decrease) in cash and cash equivalents                                            (2,108)              1,010

Cash and cash equivalents at beginning of year                                               9,470               6,907
                                                                                      ------------        ------------

                   CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $      7,362        $      7,917
                                                                                      ============        ============

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments required to fairly present the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's registration statement on Form 10 filed with the Securities and Exchange Commission.

      The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

      Certain amounts in the financial statements have been reclassified to conform to the presentation of 2001.

NOTE B - SUPPLEMENTAL INFORMATION

Inventories

(Dollars in thousands)       September 30, 2001      December 31, 2000
                             ------------------     ------------------
Finished goods               $           18,595     $           17,882
Work-in- process                          1,709                  1,592
Raw material                             20,188                 24,174
                             ------------------     ------------------
                             $           40,492     $           43,648
                             ==================     ==================

Comprehensive income

The components of comprehensive income are as follows:

                                                       Three months ended September 30,        Nine months ended September 30,
                                                       --------------------------------        --------------------------------
(Dollars in thousands)                                     2001                2000                2001                2000
                                                       ------------        ------------        ------------        ------------
Net income                                             $        158        $      2,679        $      4,149        $      8,607
Other comprehensive income:
               Foreign currency adjustment - net             (1,140)             (1,377)             (4,237)             (3,060)
                                                       ------------        ------------        ------------        ------------
Comprehensive (loss) income                            $       (982)       $      1,302        $        (88)       $      5,547
                                                       ============        ============        ============        ============

NOTE C - COMPUTATION OF EARNINGS PER SHARE

                                                               Three months ended September 30,   Nine months ended September 30,
                                                               --------------------------------   --------------------------------
(Dollars and shares in thousands, except per share data)           2001                2000           2001                2000
                                                               ------------        ------------   ------------        ------------
Numerator
     Net income                                                $        158        $      2,679   $      4,149        $      8,607
                                                               ============        ============   ============        ============
Denominator
     Determination of shares
          Weighted average common shares outstanding                  5,757               5,796          5,754               5,796
           Dilutive effect - employee stock options                      22                  --              8                  --
                                                               ------------        ------------   ------------        ------------
           Diluted weighted average common shares outstanding         5,779               5,796          5,762               5,796
                                                               ============        ============   ============        ============
Earnings per common share
     Basic                                                     $       0.03        $       0.46   $       0.72        $       1.48
     Diluted                                                   $       0.03        $       0.46   $       0.72        $       1.48

NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. On January 1, 2001 the Company adopted this Statement along with its amendments SFAS No. 137 and SFAS No. 138. The impact from the adoption of these Statements was not material to the Company.

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangibles will continue to be amortized over their useful lives.

      The Company will adopt the statements on accounting for goodwill and other intangible assets as of January 1, 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company is currently in the process of determining what the effect of these tests will be on the earnings and financial position of the Company.

      In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. The Statement requires the current accrual of a legal obligation resulting from a contractual obligation, government mandate, or implied reliance on performance by a third party, for costs relating to retirements of long-lived assets that result from the acquisition, construction, development and/or normal operation of the asset. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period which it is incurred, if it can be reasonably estimated, and a corresponding amount be included as a capitalized cost of the related asset. The capitalized amount will be depreciated over the assets' useful life. The Statement also notes that long-lived assets with an undetermined future life would not require the recognition of a liability until sufficient information is available. The Company does not expect the adoption of this Statement to have a material impact on its financial position and results of operations.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events.

      This Statement was issued to establish a single accounting model to address the financial accounting and reporting for the impairment on disposal of long-lived assets. Although this Statement retains many of the provisions of FAS 121, there are a number of changes including the removal of goodwill from its scope and the establishment of a primary asset approach to determine cash flow estimation. This Statement also retains the basic provision of APB Opinion No.
30. However, for long-lived assets held for sale, this Statement introduces the "components of an entity" (rather than a segment of a business) approach to determine discontinued operations. A "component of an entity" has clearly distinguishable operating and financial reporting practices. Criteria have been established to qualify an asset for held for sale status, including the asset being able to be sold immediately, and the asset transfer should take place within one year. Assets reclassified from held for sale to held for use should be adjusted for depreciation (amortization) expense that ceased when the asset was initially considered held for sale, and the asset value must be measured at the lower of carrying amount (after adjusting for depreciation) or the fair value of asset when reclassified as held and used. The Company has not completed its evaluation of the impact of the adoption of this Statement.

NOTE E - BUSINESS SEGMENTS

                                             Three months ended September 30,        Nine months ended September 30,
                                             --------------------------------        --------------------------------
(Dollars in thousands)                           2001                2000                2001                2000
                                             ------------        ------------        ------------        ------------
Net sales
                Domestic                     $     27,939        $     31,766        $     87,463        $     96,608
                Foreign                            21,188              21,587              64,600              61,553
                                             ------------        ------------        ------------        ------------
Total net sales                                    49,127              53,353             152,063             158,161
                                             ============        ============        ============        ============

Intersegment sales
                Domestic                     $      1,164        $        964        $      3,962        $      3,131
                Foreign                                60                 179                 445                 495
                                             ------------        ------------        ------------        ------------
Total intersegment sales                            1,224               1,143               4,407               3,626
                                             ============        ============        ============        ============

Operating income
                Domestic                     $     (1,763)       $      1,776        $       (298)       $      4,865
                Foreign                             2,013               2,974               6,865               9,011
                                             ------------        ------------        ------------        ------------
                                                      250               4,750               6,567              13,876
Equity in net income of joint ventures                253                  --                 353                 335
Interest income
                Domestic                                5                   7                 251                  56
                Foreign                                62                 101                 361                 459
                                             ------------        ------------        ------------        ------------
                                                       67                 108                 612                 515

Interest expense
                Domestic                              225                 208                 818                 864
                Foreign                               111                 105                 339                 314
                                             ------------        ------------        ------------        ------------
                                                      336                 313               1,157               1,178
Other (expense) income - net                          (50)               (131)               (150)               (347)
                                             ------------        ------------        ------------        ------------
Income before income taxes                   $        184        $      4,414        $      6,225        $     13,201
                                             ============        ============        ============        ============

Identifiable assets
                Domestic                     $     92,072        $    100,134        $     92,072        $    100,134
                Foreign                            65,346              61,584              65,346              61,584
                                             ------------        ------------        ------------        ------------
                                                  157,418             161,718             157,418             161,718
                Corporate                           9,816               9,243               9,816               9,243
                                             ------------        ------------        ------------        ------------
Total assets                                 $    167,234        $    170,961        $    167,234        $    170,961
                                             ============        ============        ============        ============

NOTE F - BUSINESS REALIGNMENT CHARGES

      During the third quarter ended September 30, 2001, the Company recorded business realignment charges to write off assets and to record severance payments related to its data communications product line. These charges included abandoning a three-year effort to expand into the market for local area network hubs and media converters and re-evaluating the strategy for penetrating the Asia-Pacific market with its data communication products. The Company incurred a pre-tax charge of $3.1 million for these activities. An analysis of the business realignment charges recorded in the Consolidated Statements of Income as of September 30, 2001 and the amount accrued in the Consolidated Balance Sheet at September 30, 2001 are as follows:

(Dollars in thousands)                                                      Business                            Ending
                                                                           Realignment          Cash            Accrual
                             Description                                     Charges          Payments          Balance
--------------------------------------------------------------------      ------------      ------------      ------------
Write-off of inventories included in Cost of Products Sold                $      1,988      $         --      $         --

Severance and other related expenses included in Costs and expenses                453               254               199

Impaired assets and goodwill included in Costs and expenses                        680                --                --
                                                                          ------------      ------------      ------------

                 Pre-tax charge                                           $      3,121      $        254      $        199
                                                                          ============      ============      ============

      Impaired assets and goodwill include the write-off of goodwill recorded at the time certain assets were acquired and related to the abandoned product offerings for the local area network hubs and media converter markets. Severance and other related costs include the reduction of approximately 20 employees. The severance and other related costs include payment for severance, earned vacation, costs of exiting leased office space and other contractual obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth the Company's results of operations for the three and nine-month periods ended September 30, 2001 and 2000:

                                 Three months ended September 30,        Nine months ended September 30,
                                 --------------------------------        --------------------------------
                                     2001                2000                2001                2000
                                 ------------        ------------        ------------        ------------
                                             (In thousands of dollars, except per share data)
NET SALES AND INCOME
Net sales                        $     49,127        $     53,353        $    152,063        $    158,161
Operating income                          250               4,750               6,567              13,876
Income before income taxes                184               4,414               6,225              13,201

Net income                                158               2,679               4,149               8,607
Net income to net sales                   0.3%                5.0%                2.7%                5.4%

PER BASIC SHARE AMOUNTS
Net income                       $       0.03        $       0.46        $       0.72        $       1.48

Dividends declared               $       0.20        $       0.15        $       0.55        $       0.45

BUSINESS REALIGNMENT CHARGES TO OPERATIONS

      During the third quarter ended September 30, 2001, the Company recorded business realignment charges to write off assets and to record severance payments related to its data communications product line. These charges included abandoning a three-year effort to expand into the market for local area network hubs and media converters and re-evaluating the strategy for penetrating the Asia-Pacific market with its data communication products. As a result of these two actions, the Company recorded a pre-tax charge of $3.1 million ($2.0 million after tax) consisting of: $2.0 million of inventory write-offs (included in Cost of products sold); $.7 million write down of assets (included in Other operating expenses); and $.4 million in severance payments, lease cancellations and related expenses (included in Selling and general administrative expenses). The latter category involves the outlay of cash of which approximately one-half has been disbursed as of September 30, 2001. The Company anticipates annualized savings of approximately $1.0 million from these realignment activities.

      The following table sets forth the Company's summarized results of operations for the three and nine-month periods ended September 30, 2001 deducting the business realignment charges to arrive at amounts that are on a comparable basis to the reported results for 2000.

(In thousands of dollars, except per share data)

                                                               Three months ended September 30,
                                           ------------------------------------------------------------------------
                                                                    2001                                  2000
                                           ----------------------------------------------------       -------------
                                                                  Business
                                              Reported          Realignment        Comparable           Reported
                                              Results             Charges            Results             Results
                                           ----------------------------------------------------       -------------
NET SALES AND INCOME
Net sales                                  $      49,127       $          --      $      49,127       $      53,353
Gross profit                                      13,518               1,988             15,506              16,102
Costs and expenses                                13,682               1,133             12,549              11,905
Royalty income - net                                 414                  --                414                 553
Operating income                                     250               3,121              3,371               4,750
Other income (expense)                               (66)                 --                (66)               (336)
Income before income tax                             184               3,121              3,305               4,414
Income tax                                            26               1,092              1,118               1,735
Net income                                           158               2,029              2,187               2,679

 PER SHARE AMOUNTS, BASIC AND DILUTED
Net income                                 $        0.03       $        0.35      $        0.38       $        0.46

                                                                Nine months ended September 30,
                                           ------------------------------------------------------------------------
                                                                    2001                                  2000
                                           ----------------------------------------------------       -------------
                                                                  Business
                                              Reported          Realignment        Comparable           Reported
                                              Results             Charges            Results             Results
                                           ----------------------------------------------------       -------------
NET SALES AND INCOME
Net sales                                  $     152,063       $          --      $     152,063       $     158,161
Gross profit                                      45,709               1,988             47,697              47,911
Costs and expenses                                40,756               1,133             39,623              35,871
Royalty income - net                               1,614                  --              1,614               1,836
Operating income                                   6,567               3,121              9,688              13,876
Other income (expense)                              (342)                 --               (342)               (675)
Income before income tax                           6,225               3,121              9,346              13,201
Income tax                                         2,076               1,092              3,168               4,594
Net income                                         4,149               2,029              6,178               8,607

 PER SHARE AMOUNTS, BASIC AND DILUTED
Net income                                 $        0.72       $        0.35      $        1.07       $        1.48

      The following discussion of the financial results is based on 2001 comparable results and 2000 reported results for the three and nine-month periods ended September 30 and excludes the business realignment charges described in the above table.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

      Consolidated net sales were $49.1 million for the three months ended September 30, 2001, a decrease of $4.2 million, or 8%, from the prior year's period. Domestic sales decreased $3.8 million, or 12%, and international sales decreased $.4 million, or 2%. Continued softness in the market for the Company's data communication products accounted for 60% of the decrease in domestic sales. Volume decreases in the Company's formed wire products accounted for the remaining domestic decrease. The Company expects domestic sales for the fourth quarter of 2001 to remain at about the same level as the third quarter. Foreign sales increased in native currency but experienced an unfavorable currency impact of $2.2 million when foreign net sales were converted to U.S. dollars. This resulted from a stronger U.S. dollar against most foreign currencies compared to the three-month period last year. Excluding this unfavorable currency impact, international sales would have increased $1.8 million. One-third of this increase was attributable to the launching of data communication products in the European market. The remaining increase is a result of volume increases in certain areas of the world.

      Gross profit of $15.5 million for the three months ended September 30, 2001 was a decrease of $.6 million, or 4%, compared to the prior year. The resulting Gross profit as a percent of sales was 31.6% for 2001 compared to 30.2% last year. This improvement in gross profit as a percentage of sales was the result of a more favorable product mix primarily within the domestic market. The stronger dollar resulted in $.8 million lower gross profit on foreign sales. Excluding the impact of the foreign currency translation, gross profit would have improved $.2 million on a $2.0 million decrease in sales.

      Costs and expenses of $12.5 million were $.7 million, or 6%, higher than last year. The stronger dollar favorably impacted Costs and expenses by $.5 million. The majority of the increase in Costs and expenses was related to the incremental costs incurred in marketing data communication products globally. The Company expects Costs and expenses to continue to be higher in the fourth quarter compared to the prior year due to the continued cost of selling and marketing data communication products in the international markets.

      Operating income of $3.4 million for the three months ended September 30, 2001 decreased $1.4 million, or 29%, compared to $4.8 million in the previous year. This decrease was the result of the $.6 million decrease in Gross profit, the $.7 million increase in Costs and expenses coupled with the $.1 million reduction in Royalty income - net.

      Other expense of $.1 million for the three months ended September 30, 2001 decreased by $.3 million compared to 2000 as the result of a $.3 million increase in Equity in net income of foreign joint ventures.

      Income before income taxes for the three months ended September 30, 2001 of $3.3 million was $1.1 million, or 25%, lower than 2000. The decrease in Income before income taxes was due to the $.6 million decrease in Gross profit, the increase of $.7 million in Costs and expenses, the reduction in Royalty income - net of $.1 million and the reduction in Other expense of $.3 million.

      Income taxes for the three months ended September 30, 2001 were $1.1 million compared to $1.7 million for 2000. The decrease in 2001 is due to lower income as discussed above.

      As a result of the above, net income was $2.2 million for the three-month period ended September 30, 2001 which represented a decrease of $.5 million, or 18%, from the prior year. Earnings per share for the third quarter of 2001 were $.38, excluding the business realignment charges, compared to $.46 in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

      Consolidated net sales for the nine months ended September 30, 2001 were $152.1 million, a $6.1 million or a 4% decrease from last year. Domestic net sales were down $9.1 million, or 9%, compared to the prior year and foreign net sales were $3.0 million, or 5%, higher than last year. Continued softness in the market for the Company's data communication products accounted for 67% of the decrease in domestic sales and decreases in volume in the Company's formed wire products accounted for the remaining decrease in the domestic market. Demand remains soft as the result of the current business climate compounded by the Company's customers' continuing struggle with deregulation and consolidation. The stronger U.S. dollar had an unfavorable impact of $7.0 million on foreign net sales. Excluding this unfavorable currency impact, foreign sales would have increased $10.0, million or 16%. This increase was primarily attributable to higher volume, including the results of launching the data communication products in the European market in 2001.

      Gross profit of $47.7 million for the nine months ended September 30, 2001 was a decrease of $.2 million compared to the prior year. The resulting gross profit as a percent of sales was 31.4% compared to 30.3% last year. This improvement in gross profit as a percentage of sales was primarily the result of favorable domestic product mix and the exclusion of the results of the foundry business, which had a negative gross profit in 2000 and was sold in the first quarter of 2000. The stronger dollar resulted in an unfavorable $2.2 million impact on gross profit when the Company's foreign results were converted to U.S. dollars. Excluding this unfavorable currency impact, gross profit would have increased $2.0 million. This improvement was the result of slightly higher sales, after considering the unfavorable $7.0 million currency impact on sales, and a more favorable product mix.

      Costs and expenses of $39.6 million were $3.8 million, or 10%, higher than last year. The stronger dollar resulted in a decrease in Costs and expenses of $1.4 million when foreign costs and expenses were converted to U.S. dollars. Excluding the impact of foreign currency, Costs and expenses increased $5.2 million. Approximately one-half of this increase was related to incremental costs incurred in marketing data communication products globally. The remaining amount of the increase resulted primarily from higher expenses to support the increase in foreign sales.

      Operating income for 2001 of $9.7 million for the nine months ended September 30, 2001 decreased $4.2 million, or 30%, compared to 2000. This decrease was the result of lower gross profit of $.2 million, higher Costs and expenses of $3.8 million and lower Royalty income - net of $.2 million.

      Other expense of $.3 million decreased $.3 million from other expense of $.6 million in 2000. The $.3 million decrease was due to a $.1 million increase in interest income coupled with a $.2 million reduction in the amortization of qualified affordable housing project limited partnerships.

      Income before income taxes for the nine months ended September 30, 2001 of $9.3 million decreased $3.9 million, or 29%, from last year. The decrease in Income before income taxes was due to the $.2 million decrease in Gross profit, the increase of $3.8 million in Costs and expenses, lower Royalty income - net of $.2 million and the $.3 million decrease in Other expense.

      Taxes for the nine months ended September 30, 2001 were $3.2 million compared to $4.6 million in 2000 as a result of lower Income before income taxes.

      As a result of the above, Net income for the first nine months of 2001 was $6.2 million which represented a decrease of $2.4 million, or 28%, from the prior year. Basic and diluted earnings per share for the nine months ended September 30, 2001 were $1.07, excluding the business realignment charges, compared to $1.48 for same period last year.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided from operating activities was $8.2 million for the first nine months of 2001, a decrease of $8.5 million when compared to 2000. This decrease was primarily the result of lower net income of $4.5 million and a $4.0 million increase in working capital.

      Net cash used in investing activities of $5.1 million for 2001 represents a reduction of $10.2 million from the comparable period in 2000. This decrease is a result of lower capital expenditures in 2001 of $7.1 million, and lower costs for business acquisitions, net of proceeds from the sale of equipment, of $3.1 million. The Company continues to analyze potential acquisition candidates and business opportunities but has no commitments that would materially impact the operations of the Company.

      Cash used in financing activities was $3.5 million more than cash provided by financing activities in the previous year. This was primarily the result of reduced Proceeds from the issuance of long-term debt in 2001 compared to 2000.

      The preceding activity combined with an unfavorable foreign currency impact of $1.7 million resulted in a decrease in cash and cash equivalents of $2.1 million for the nine-month period ended September 30, 2001 compared to a $1.0 million increase in 2000.

      The Company's financial position remains strong with a current ratio of 3.2:1 at September 30, 2001 compared to 3.3:1 at December 31, 2000. Working capital of $61 million represents a decrease of $.9 million over December 31, 2000. At September 30, 2001, the Company's unused balance under its credit facility was $25.5 million and its long-term debt to equity ratio was 15.2%. The Company's credit facility matures on December 31, 2002 so at year-end this facility may become a current liability. As a result, assuming the Company's outstanding balance at September 30, 2001, the current ratio would be 2.1:1 and the long-term debt to equity ratio would be 3.1%. The Company is evaluating its long-term borrowing requirements and may either extend its existing facility or pursue a long-term loan. The Company believes that its existing credit facility, internally generated funds and the ability to obtain additional financing, if desired, is sufficient to meet the Company's needs for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangibles will continue to be amortized over their useful lives.

      The Company will adopt the statements on accounting for goodwill and other intangible assets as of January 1, 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company is currently in the process of determining what the effect of these tests will be on the earnings and financial position of the Company.

      In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. The Statement requires the current accrual of a legal obligation resulting from a contractual obligation, government mandate, or implied reliance on performance by a third party, for costs relating to retirements of long-lived assets that result from the acquisition, construction, development and /or normal operation of the asset. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period which it is incurred, if it can be reasonably estimated, and a corresponding amount be included as a capitalized cost of the related asset. The capitalized amount will be depreciated over the assets' useful life. The Statement also notes that long-lived assets with an undetermined future life would not require the recognition of a liability until sufficient information is available. The Company does not expect the adoption of this Statement to have a material impact on its financial position and results of operations.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This Statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events.

      This Statement was issued to establish a single accounting model to address the financial accounting and reporting for the impairment on disposal of long-lived assets. Although this Statement retains many of the provisions of FAS 121, there are a number of changes including the removal of goodwill from its scope and the establishment of a primary asset approach to determine cash flow estimation. This Statement also retains the basic provision of APB Opinion No.
30. However, for long-lived assets held for sale, this Statement introduces the "components of an entity" (rather than a segment of a business) approach to determine discontinued operations. A "component of an entity" has clearly distinguishable operating and financial reporting practices. Criteria have been established to qualify an asset for held for sale status, including the asset being able to be sold immediately, and the asset transfer should take place within one year. Assets reclassified from held for sale to held for use should be adjusted for depreciation (amortization) expense that ceased when the asset was initially considered held for sale, and the asset value must be measured at the lower of carrying amount (after adjusting for depreciation) or the fair value of asset when reclassified as held and used. The Company has not completed its evaluation of the impact of the adoption of this Statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company operates manufacturing facilities and offices around the world and uses fixed and floating rate debt to finance the Company's global operations. As a result, the Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risk related to changes in interest rates and foreign currency exchange rates. The Company believes the political and economic risks related to the Company's foreign operations are mitigated due to the stability of the countries in which the Company's largest foreign operations are located. Currently, the Company does not use derivative financial instruments such as interest rate swaps or foreign currency forward exchange contracts to manage the Company's market risks nor does the Company hold derivatives for trading purposes.

      The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities, which consisted of borrowings of $21.9 million at September 30, 2001. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $165,000 for the nine months ended September 30, 2001.

      The Company's primary currency rate exposures are to foreign denominated debt, intercompany debt and cash and short-term investments. The calculation of potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% shift in exchange rates. The potential loss in income before tax is based on the change over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% change in currency exchange rates would have a favorable/unfavorable impact on fair values of $2.0 million and income before tax of $.5 million.


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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) Exhibits

       3.1 (a) Amended and Restated Articles of Incorporation of Preformed Line Products Company
       3.2 (a) Amended and Restated Code of Regulations of Preformed Line Products Company
       4     (a) Description of Specimen Stock Certificate


          (a) Incorporated by reference to Preformed's Registration Statement on Form 10 (File No. 0-31164) (the "Form 10") filed on April 30, 2001. Each of the above exhibits has the same exhibit number in the Form 10.


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

   - The continued limited availability of optical fiber in the marketplace that is used in conjunction with the Company's fiber optic products; and

   - The factors set forth under the caption "Risk Factors" in the Company Form 10 Registration Statement filed with the Securities and Exchange Commission (see Amendment No. 3 to Form 10 filed on August 24, 2001). The Form 10 can be found on the Securities and Exchange Commission's website at www.sec.gov.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    /s/ Robert G. Ruhlman
                                    --------------------------------------------
November 14, 2001                   Robert G. Ruhlman
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/ Eric R. Graef
                                    --------------------------------------------
November 14, 2001                   Eric R. Graef
                                    Vice President - Finance and Treasurer
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX


       3.1 (a) Amended and Restated Articles of Incorporation of Preformed Line Products Company
       3.2 (a) Amended and Restated Code of Regulations of Preformed Line Products Company
       4     (a) Description of Specimen Stock Certificate


          (a) Incorporated by reference from Preformed's Registration Statement on Form 10 (File No. 0-31164) (the "Form 10") filed on April 30, 2001. Each of the above exhibits has the same exhibit number in the Form 10.