Form 10-K
period 2001-12-31
PREFORMED LINE PRODUCTS CO
filed 2002-03-28
CIK 80035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December, 31, 2001


                         Commission file number 0-31164

                         Preformed Line Products Company
             (Exact Name of Registrant as Specified in Its Charter)

                        Ohio                                                          34-0676895
------------------------------------------------------------------     ---------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)         (I.R.S. Employer Identification No.)

                          660 Beta Drive
                     Mayfield Village, Ohio                                            44143
------------------------------------------------------------------     ---------------------------------------
             (Address of Principal Executive Office)                                 (Zip Code)

                                               (440) 461-5200
--------------------------------------------------------------------------------------------------------------
                            (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: (None)

Securities registered pursuant to Section 12(g) of the Act:

                      Common Shares, $2 par value per share
                      -------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of February 28, 2002 was $56,899,900, based on the closing price of such common shares, as reported on the NASDAQ National Market System. As of March 12, 2002, there were 5,757,030 common shares of the Company ($2 par value) outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2002 are incorporated by reference into Part III Items 10, 11, 12, and 13.


                                TABLE OF CONTENTS
                                -----------------
                                                                                                               PAGE
                                                                                                               ----
PART I.

            Item 1.     Business..................................................................................4

            Item 2.     Properties...............................................................................12

            Item 3.     Legal Proceedings........................................................................13

            Item 4.     Submission of Matters to a Vote of Security Holders......................................13

PART II.

            Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters.....................14

            Item 6.     Selected Financial Data..................................................................15

            Item 7.     Management Discussion and Analysis of Financial Condition and Results
                          of Operations..........................................................................15

            Item 7A.    Quantitative and Qualitative Disclosures.................................................20

            Item 8.     Financial Statements and Supplementary Data..............................................21

            Item 9.     Changes in and Disagreements with Accountants on Accounting and
                          Financial Disclosure...................................................................37

PART III.

            Item 10.    Directors and Executive Officers of the Registrant.......................................37

            Item 11.    Executive Compensation...................................................................37

            Item 12.    Security Ownership of Certain Beneficial Owners and Management...........................37

            Item 13.    Certain Relationships and Related Transactions...........................................37

PART IV.

            Item 14.    Exhibits, Financial Statements Schedules and Reports on Form 8-K.........................38

SIGNATURES.......................................................................................................40

                           FORWARD-LOOKING STATEMENTS

         This Form 10-K contains forward-looking statements regarding the Company's and management's beliefs and expectations. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance (as opposed to historical items) and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the Company's control. Such uncertainties and factors could cause the Company's actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

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

          - The extent to which the Company is successful in expanding the Company's Product line into new areas for inside plant;

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

          - The Company's ability to continue to compete with larger companies who have acquired a substantial number of the Company's former competitors; and

          - The factors set forth under the caption "Risk Factors" in the Company's Form 10 Registration Statement filed with the Securities and Exchange Commission (see Amendment No.3 to Form 10 filed on August 24, 2001). The Form 10 can be found on the Securities and Exchange Commission's website at www.sec.gov.

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

         Preformed Line Products Company ("the Company") is a international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, communications, cable (TV) provider, information (data communication) and other similar industries. The Company's primary products support, protect, connect, terminate and secure cables and wires. The Company also manufactures a line of products serving the voice and data transmission markets. The Company's goal is to continue to achieve profitable growth as a leader in the innovation, development, manufacture and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets.

         The Company serves a worldwide market through strategically located domestic and international manufacturing facilities. Each of the Company's domestic manufacturing facilities and many of the Company's foreign manufacturing facilities are International Standards Organization ("ISO") 9001 certified. The ISO 9001 certification is an internationally recognized quality standard for manufacturing and assists the Company in marketing its products in certain markets. The Company's customers include public and private energy utilities and communication companies, cable operators, financial institutions, governmental agencies, original equipment manufacturers, contractors and subcontractors, distributors and value-added resellers. The Company is not dependent on a single customer or a few customers. No single customer accounts for more than ten percent of the Company's consolidated revenues.

         The Company's products include:

          -    Formed Wire and Related Hardware Products
          -    Protective Closures
          -    Data Communication Interconnection Devices

         Formed Wire Products are used in the energy, communications and cable industries to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics (e.g., vibration). These products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape. Advantages of using the Company's helical formed wire products are that they are economical, and dependable and easy to use. The Company introduced formed wire products to the power industry over 50 years ago and such products enjoy an almost universal acceptance in the Company's markets. Formed wire and related hardware products are estimated to be 52%, 47%, and 44% of the Company's revenues in 1999, 2000 and 2001, respectively.

         Protective Closures, including splice cases, are used to protect copper cable or fiber optic cable from moisture, environmental hazards and other potential contaminants. Protective closures are estimated to be 28%, 29% and 34% of the Company's revenues in 1999, 2000 and 2001, respectively.

         Data Communication Interconnection Devices are products used in high-speed data systems to connect electronic equipment. Data communication interconnection devices are estimated to be 20%, 24% and 22% of the Company's revenues in 1999, 2000 and 2001, respectively.

CORPORATE HISTORY

         The Company was incorporated in Ohio in 1947 to manufacture and sell helically shaped "armor rods," which are sets of stiff helically shaped wires applied on an electrical conductor at the point where it is suspended or held. Thomas F. Peterson, the Company's founder, developed and patented a unique method to manufacture and apply these armor rods to protect electrical conductors on overhead power lines. Over a period of years Peterson and the Company developed, tested, patented, manufactured and marketed a variety of helically shaped products for use by the electrical and telephone industries. Although all of the Peterson patents have now expired, those patents served as the nucleus for licensing the Company's formed wire products abroad.

         The success of the Company's formed wire products in the United States led to expansion abroad. The first international license agreement was established in the mid-1950s in Canada. In the late 1950s the Company's products were being sold through joint ventures and licensees in Canada, England, Germany, Spain and Australia. Additionally, the Company began export operations and promoted products into other selected offshore markets. The Company continued its expansion program, bought out most of the original licensees, and, by the mid-1990s, owned complete operations in Australia, Brazil, Canada, Great Britain, Mexico, South Africa and Spain and held a minority interest in two joint ventures in Japan.

         Recognizing the need for a stronger presence in the fast growing Asian market, in 1996 the Company also formed a joint venture in China and, in 2000, became sole owner of this venture. All of the Company's international subsidiaries operate as independent business units with the necessary infrastructure (manufacturing, engineering, marketing and general management) to support local business activities. Each is staffed with local personnel at all levels to ensure that the Company is well versed in local business practices, cultural constraints, technical requirements and the intricacies of local client relationships.

         In 1968, the Company expanded into the underground telecommunications field by acquisition of the Smith Company located in California. The Smith Company had a patented line of buried closures and pressurized splice cases. These closures and splice cases protect copper cable openings from environmental damage and degradation. The Company continued to build on expertise acquired through the acquisition of the Smith Company and in 1995 introduced the highly successful Coyote closure line of products. Since 1995 nine domestic and three foreign patents have been granted to the Company on the Coyote closure. None of the Coyote patents has expired. The earliest Coyote patent was filed in April 1995 and will not expire until April 2015.

         In 2001, the Company introduced its new Armadillo closure, a plastic pressurized underground, buried and aerial splice case for copper voice, data and video cables. This new product is an alternative to the Company's stainless steel splice case, which for over 30 years has set an industry standard for waterproof, re-enterable underground and buried closures and aerial applications.

         In 1993, the Company purchased the assets of Superior Modular Products Company. Located in Asheville, North Carolina, Superior Modular Products is a technical leader in the development and manufacture of high-speed interconnection devices for voice, data and video applications. This acquisition was the catalyst to expand the Company's range of communication products to components for structuring cabling systems used inside a customer's premises.

         In 2000, the Company acquired Rack Technologies Pty., Limited, headquartered in Sydney, Australia. Rack Technologies is a specialist manufacturer of rack system enclosures for the communications, electronics and securities industries. This acquisition complements and broadens the Company's existing line of data communication products used inside a customer's premises.

         The Company's corporate headquarters is located at 660 Beta Drive, Mayfield Village, Ohio 44143. Telephone number (440) 461-5200.

BUSINESS

         The demand for the Company's products comes primarily from new, maintenance and repair construction for energy, communication and data communication customers. Over the past several years a significant portion of the Company's growth has been generated by customers of the Company's power transmission and fiber optic products. Maintenance constructions by the Company's customers use many of the Company's products, including formed wire products, to revitalize the aging outside plant infrastructure. Many of the Company's products are used on a proactive basis by the Company's customers to reduce and prevent lost revenue. A single malfunctioning line could cause the loss of thousands of dollars per hour for a power or communication customer. A malfunctioning fiber cable could also result in substantial revenue loss. Repair construction by the Company's customers generally occurs in the case of emergency or natural disasters, such as hurricanes, tornadoes, earthquakes, floods or ice storms. Under these circumstances, the Company provides 24-hour service to get the repair products to customers as quickly as possible.

         The Company has adapted the formed wire products' helical technology for use in a wide variety of fiber optic cable applications that have special requirements. The Company's formed wire products are uniquely qualified for these applications due to the gentle gripping over a greater length of the fiber cable. This is an advantage over traditional pole line hardware clamps that compress the cable to the point of possible fatigue and optical signal deterioration.

         The Company's protective closures and splice cases are used to protect cable from moisture, environmental hazards and other potential contaminants. The Company's splice case is an easily re-enterable closure that allows utility maintenance workers access to the cable splice closure to repair or add communications services. Over the years, the Company has made many significant improvements in the splice case that have greatly increased its versatility and application in the market place. The Company also designs and markets custom splice cases to satisfy specific customer requirements. This has allowed the Company to remain a strong partner with several primary customers and has earned the Company the reputation as a responsive and reliable supplier.

         In the early 1980s, fiber optic cable was first deployed in the outside plant environment. Through fiber optic technologies, a much greater amount of both voice and data communication could be transmitted reliably. In addition, this technology solved the cable congestion problem that the large count copper cable was causing in underground, buried and aerial applications. The Company developed and adapted copper closures for use in the emerging fiber optic world. In the late 1980s, the Company developed a series of splice cases designed specifically for fiber application. In the mid-1990s, the Company developed its plastic Coyote closure. The Coyote closure is an example of the Company developing a new line of proprietary products to meet the changing needs of its customers.

         The Company also designs and manufactures data communication interconnect devices and enclosures for data communications networks, offering a comprehensive line of copper and fiber optic cross-connect systems. The product line offers a comprehensive network system within a building or premise.

JOINT VENTURES AND LICENSE AGREEMENTS

         The Company is currently a minority partner in two joint ventures in Japan, holding a 49% ownership interest in Japan PLP Co. LTD. and a 24% ownership interest in Toshin Denko Kabushiki Kaisha. Neither of these joint ventures is believed to be significant to the Company's overall business. The Company receives royalties under fifteen separate license agreements. The Company does not believe that its business is materially dependent on any one license agreement.

MARKETS

         The Company markets its products to the energy, communications, cable provider and information (data communication) industries. While rapid changes in technology have blurred the distinctions between telephone, cable, and data communication, the energy industry is clearly separate. The Company's role in the energy industry is to supply formed wire products and related hardware used with the electrical conductors, cables and wires that transfer power from the generating facility to the ultimate user of that power. Formed wire products are used to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics.

         Electric Utilities - Transmission. The electric transmission grid is the interconnected network of high voltage aluminum conductors used to transport large blocks of electric power from generating facilities to distribution networks. Currently, there are three major power grids in the United States: the Eastern Interconnect, the Western Interconnect and the Texas Interconnect. Virtually all electrical energy utilities are connected with at least one other utility by one of these major grids. The Company believes that the transmission grid has been neglected throughout much of the United States for more than a decade. Additionally, because of deregulation, many electric utilities have turned this responsibility over to Independent System Operators (ISOs), who have also been slow to add transmission lines. With demand for power now exceeding supply in some areas, the need for the movement of bulk power from the energy-rich states to the energy-deficient areas means that new transmission lines will likely be built and many existing lines will likely be refurbished. In addition, consolidations are also driving the demand for new transmission lines, because merged utilities need to tie their systems together. The Company believes that this will generate growth for the Company's products in this market over at least the next several years. In addition, construction of international transmission grids is occurring in all regions of the world, including North America. However, consolidation in the markets the Company services may also have an adverse impact on the Company's revenues.

         Electric Utilities - Distribution. The distribution market includes those utilities that distribute power from a substation where voltage is reduced to levels appropriate for the consumer. Unlike the transmission market in this era of deregulation, distribution is still handled primarily by local electric utilities. These utilities are motivated to reduce cost in order to maintain and enhance their profitability. The Company believes that its growth in the distribution market will be achieved primarily as a result of incremental gains in market share driven by emphasizing the Company's quality products and service over price. Internationally, in the developing regions there is increasing political pressure to extend the availability of electricity to additional populations. To address this demand, the electricity network providers continue to expand through increased construction and investment.

         Communication and Cable. The communications and cable industries continue the rapid evolution and expansion they have been experiencing for a number of years, both domestically and worldwide. Major developments, including the Internet and other high-speed data communications technologies, ongoing convergence between the cable and communications industries, and demand for enhanced communications services, have led to a changing regulatory and competitive environment in many markets throughout the world. The deployment of new metro networks or improvements to existing networks for advanced applications is a national priority for many countries, permitting them to participate and compete in the rapidly emerging information-based global economy.

         To meet today's demands and anticipating future demand, cable operators, local communications operators and power utilities are building, rebuilding or upgrading signal delivery networks around the world. These networks are designed to deliver video and voice transmissions and provide Internet connectivity to individual residences and businesses. Operators deploy a variety of network technologies and architectures, to carry broadband and narrowband signals.

         These architectures are constructed of electronic hardware connected via coaxial cables, copper wires or optic fibers. The Company manufactures closures that these industries use when they require connections or splice housings in a secure, protective closure and cable management connectivity systems.

         As critical components of the outdoor infrastructure, closures provide protection against weather and vandalism and permit ready access to devices for technicians who maintain and manage the system. Cable operators and local telephone network operators place great reliance on manufacturers of protective closures because any material damage to the signal delivery networks is likely to disrupt communications services. In addition to closures, the Company supplies the communication and cable industry with its formed wire products to hold, support, protect and terminate the copper wires and cables and the fiber optic cables used by that industry to transfer voice or data signals.

         Due to the growing demand for communication bandwidth, the industry is finding new technological methods to increase the usage of copper-based plant through high-speed digital subscriber lines (DSLs). The primary driver of this increase is the Internet and data-related communications. This is also contributing to the increased deployment of fiber and coaxial cable in all areas of the communication industry. The Company has been actively pursuing the development of products for the communication operating companies, the Inter-Exchange Carriers (IXCs), and the Competitive Local Exchange Carriers (CLECs), as well as cable operator companies.

         Fiber Optic Hardware. Companies seeking to serve the burgeoning Internet needs of their customers are providing substantially increased access speed by installing fiber optic cable onto all types of utility poles and rights-of-way including those used by energy and communication companies. Customers serving the Internet represent an opportunity for the Company to increase its sales of helical formed wire products specifically designed for fiber applications.

         Data Communication. The data communication market is being driven by the continual demand for increased bandwidth. Growing Internet Service Providers
(ISPs), construction in Wide Area Networks (WANs) and demand for data communication in the workplace are all key elements to the increased demand for the connecting devices made by the Company. This market will increasingly be focused on the systems that provide the highest speed and highest quality signal, such as fiber optic and copper networks. The Company's connecting devices are sold to a number of categories of customers including (i) original equipment manufacturers (OEMs), which use the Company's "patch panels" to make their electronic components, (ii) ISPs, (iii) large companies and organizations which have their own LAN (local area network) for data communication, and (iv) national and international distributors of electronic products for use in the above markets.

         Other Markets. The Company's formed wire products can also be used in other industries which require a method of securing or terminating cables, including the metal building and tower and antenna industries, the arborist industry, and various applications within the marine systems industry. Products other than formed wire products are also marketed to other industries. For example, the Company's urethane capabilities allow it to market products to the light rail industry, while plastic processes are utilized to manufacture products for the toy industry. The Company continues to explore new and innovative uses of its manufacturing capabilities; however, these markets remain a small portion of overall consolidated sales.

FOREIGN OPERATIONS

         Except for geography, the foreign business segment of the Company is essentially the same as its domestic business. It manufactures in its foreign plants the same types of products as are sold domestically, it sells to the same types of customers and faces the same types of competition (and in some cases the same competitors). Sources of supply of raw materials are not significantly different internationally. See Note K to the Consolidated Financial Statements for information relating to certain foreign and domestic financial data of the Company.

         While a number of the Company's foreign plants are in developed countries, the Company believes it has strong market opportunities in developing countries such as Brazil and Mexico and, in particular, China, where the need for the transmission and distribution of electrical power is significant. The Company is now serving the Far East market, other than China and Japan, primarily from Australia. In addition, as the need arises, the Company is prepared to establish new manufacturing facilities abroad. For example, in January 2001 the Company moved its Mexican manufacturing operations from a leased facility in Mexico City, Mexico to a newly constructed facility in Queretaro, Mexico.

SALES AND MARKETING

         Nationally and internationally, the Company markets its products through a direct sales force and manufacturer's representatives. The latter are independent organizations that represent the Company as well as other complementary product lines. These organizations are paid a commission based on the sales amount. The direct sales force is employed by the Company and works with the manufacturer's representatives as well as key direct accounts and distributors, who also buy and resell the Company's products.

RESEARCH AND DEVELOPMENT

         The Company is committed to providing technical leadership through scientific research and product development in order to continue to expand the Company's position as a supplier to the communications and power industries. Research is conducted on a continuous basis using internal experience in conjunction with outside professional expertise to develop state-of-the-art materials for all of the Company's products that capitalize on cost-efficiency while offering exacting mechanical performance that meets or exceeds industry standards. The Company's research and development activities have resulted in numerous patents being issued to the Company (see "Patents" below).

         Early in its history the Company recognized the need to understand the performance of its products and the needs of its customers. To that end, the Company developed its own Research and Engineering Center in Cleveland, Ohio. Using the Research and Engineering Center, engineers and technicians could simulate a wide range of external conditions encountered by the Company's products to ensure quality, durability and performance. The work performed in the Research and Engineering Center included advanced studies and experimentation with various forms of vibration. This work has contributed significantly to the collective knowledge base of the industries the Company serves and is the subject matter of many papers and seminars presented to these industries. The Company also developed the industry's first mobile testing laboratory, the Dynalab, to monitor the phenomena affecting overhead conductor, wire and cable, allowing the Company's sales representatives to work directly with customers in the field for training, problem identification and problem solving.

         In 1979, the Company relocated and expanded its Research and Engineering Center as a 29,000-square-foot addition to its World Headquarters in Mayfield Village, Ohio. The Company believes that this facility is one of the most sophisticated in the world in its specialized field. The expanded Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling. Today, the Company's reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a major asset. In addition to testing, the work done at the Company's Research and Development Center continues to fuel product development efforts. For example, the Company estimates that approximately 15% to 20% of 2001 revenues were attributed to products developed by the Company in the past five years. In addition, the Company's position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission). These organizations are charged with the responsibility of establishing industrywide specifications and performance criteria. See Note A to the Consolidated Financial Statements for information relating to the Company's research and development expenses in 1999, 2000 and 2001.

PATENTS

         The Company applies for patents in the United States and other countries, as appropriate, to protect its significant patentable developments. As of December 31, 2001, the Company had in force 36 U.S. patents and 50 foreign patents in 15 countries and had pending five U.S. patent applications and four foreign applications. While such domestic and foreign patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company's business. The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company's business as a whole or to any of its businesses. Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks. The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology. As of December 31, 2001, the Company had obtained U.S. registration on 32 trademarks and two trademark applications remained pending. Foreign registrations amounted to 155 registrations in 37 countries, with 22 pending foreign registrations.

         Since June 8, 1995, United States patents have been issued for terms of 20 years beginning with the date of filing of the patent application. Prior to that time, a U.S. patent had a term 17 years from the date of its issuance. Patents issued by foreign countries generally expire 20 years after filing. U.S. and foreign patents are not renewable after expiration of their initial term. U.S. and foreign trademarks are generally speaking perpetual, renewable in 10-year increments upon a showing of continued use. To the knowledge of management the Company has not been subject to any formal allegation or charges of infringement of intellectual property rights by any organization.

         In the normal course of business, the Company from time to time makes and receives inquiries with regard to possible patent and trademark infringement. The extent of such inquiries from third parties has been limited to verbal remarks to Company representatives at industry trade shows. The Company believes that it is unlikely that the outcome of these inquiries will have a material adverse effect on the Company's financial position.

COMPETITION

         All of the markets that the Company serves are highly competitive. In each market the principal methods of competition are price, performance, and service. The Company believes, however, that several factors (described below) provide the Company with a competitive advantage.

          - The Company has a strong and stable workforce. This consistent and continuous knowledge base has afforded the Company the ability to provide superior service to the Company's customers and representatives.

          - The Company's Research and Engineering Center maintains a strong technical support function to develop unique solutions to customer problems.

          - The Company is vertically integrated both in manufacturing and distribution, continually upgrading equipment and increasing warehouse space.

          - The Company is sensitive to the marketplace and provides an extra measure of service in cases of emergency, storm damage and other rush situations. This high level of customer service and customer responsiveness has become a hallmark of the Company.

         Domestically, there are two competitors for formed wire products. Although it has other competitors in many of the countries where it has plants, the Company has leveraged its expertise and is very strong in the global market. The Company believes that it is the world's largest manufacturer of formed wire products. However, the Company's formed wire products compete against other pole line hardware products manufactured by other companies.

         Minnesota Manufacturing and Mining Company ("3M") is the primary domestic competitor of the Company for pressurized copper closures. The Company believes that 3M's market share for pressurized closures exceeds that of the Company. Based on its experience in the industry the Company believes its market share exceeds 30%. Internationally, with the exception of Canada, the Company is just beginning to enter the closure market. The fiber optic closure market is one of the most competitive product areas for the Company, with the Company competing against, among others, Tyco International Ltd. and 3M. There are a number of primary competitors and several smaller niche competitors that compete at all levels in the marketplace. The Company believes that it is one of four leading suppliers of fiber optic closures.

         The Company's data communication competitors range from assemblers of low cost, low quality components, to well-established multinational corporations. This market is growing worldwide and competition continues to expand to meet this demand. The Company's competitive strength is its technological leadership and worldwide presence. Additionally, the Company provides product to its licensees and other companies on a privately branded basis. Patented technology developed by the Company is currently licensed to many of the largest competitors. Low-cost Asian competitors, however, keep pressure on prices and will continue to do so.

SOURCES AND AVAILABILITY OF RAW MATERIALS

         The principal raw materials used by the Company are galvanized wire, stainless steel, aluminized steel wire, aluminum re-draw rod, plastic (polyethylene and PVC) resins, glass-filled plastic compounds, neoprene rubbers and aluminum ingots. The Company also uses certain other materials such as fasteners, packaging materials and communications cable. The Company believes that it has adequate sources of supply for the raw materials used in its manufacturing processes and it regularly attempts to develop and maintain sources of supply in order to extend availability and encourage competitive pricing of these products.

         Most plastic resins are purchased under annual contracts to stabilize costs and improve delivery performance and are available from a number of reliable suppliers. Aluminized steel wire and aluminum re-draw rod are purchased in standard stock diameters and coils under annual contracts available from a number of reliable suppliers. Rolled stainless steel is purchased under annual contracts. Glass-filled plastic compound is purchased under an annual blanket contract with GE Polymerland. The Company is still in the process of qualifying alternatives to the glass-filled plastic compound purchased from GE Polymerland in order to improve the Company's cost control efforts.

         The Company also relies on certain other manufacturers to supply products that complement the Company's product lines, such as aluminum and ferrous castings, fiber optic cable and connectors, circuit boards and various metal racks and cabinets. The Company believes there are multiple sources of supply for these products.

         There have been no shortages in materials that have had a material adverse effect on the business, and none are expected.

BACKLOG ORDERS

         The Company's backlog is not material. The Company's order backlog generally represents two to four weeks. All customer orders entered are firm at the time of entry. Substantially all orders are shipped within a two to four week period unless the customer requests an alternative date.

SEASONALITY

         The Company markets products that are used by utility maintenance and construction crews worldwide. The products are marketed through distributors and directly to end users, who maintain stock to ensure adequate supply for their customers and construction crews. As a result, the Company does not have wide variation in sales from quarter to quarter.

ENVIRONMENTAL

         The Company is subject to extensive and changing federal, state, and local environmental laws, including laws and regulations that (i) relate to air and water quality, (ii) impose limitations on the discharge of pollutants into the environment, (iii) establish standards for the treatment, storage and disposal of toxic and hazardous waste, and (iv) require proper storage, handling, packaging, labeling, and transporting of products and components classified as hazardous materials. Stringent fines and penalties may be imposed for noncompliance with these environmental laws. In addition, environmental laws could impose liability for costs associated with investigating and remediating contamination at the Company's facilities or at third-party facilities at which the Company has arranged for the disposal treatment of hazardous materials.

         Although no assurances can be given, the Company believes it is in compliance in all material respects with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability. The Company does not expect to make any material capital expenditure during the remainder of 2002 or during 2003 for environmental control facilities. The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays. However, the Company does not believe that these expenditures should ultimately result in a material adverse effect on its financial position or results of operations. The Company cannot predict the precise effect such future requirements, if enacted, would have on the Company, although the Company believes that such regulations would be enacted over time and would affect the industry as a whole.

EMPLOYEES

         At December 31, 2001, the Company and its consolidated subsidiaries had 1,657 employees. Approximately 47% of the Company's employees are located in the United States.

ITEM 2.  PROPERTIES

         The Company currently owns or leases 16 facilities, which together contain approximately 1.4 million square feet of manufacturing, warehouse, research and development, sales and office space worldwide. Most of the Company's international facilities contain space for offices, research and engineering (R&E), warehousing and manufacturing with manufacturing using a majority of the space. The following table provides information regarding the Company's facilities:

                LOCATION                              USE                 OWNED/LEASED      SQUARE FEET
                --------                              ---                 ------------      -----------
1.   Mayfield Village, Ohio                Corporate Headquarters            Owned           62,000
                                           Research and Engineering
                                           Center

2.   Rogers, Arkansas                      Manufacturing                     Owned          310,000
                                           Warehouse
                                           Office

3.   Charlotte, North Carolina             Manufacturing                     Leased           9,000

4.   Albemarle, North Carolina             Manufacturing                     Owned          261,000
                                           Warehouse
                                           Office

5.   Asheville, North Carolina             Manufacturing                     Owned           46,300
                                           R&E
                                           Warehouse
                                           Office

6.   Sydney, Australia                     Manufacturing                     Leased          17,200
                                           R&E
                                           Warehouse
                                           Office

7.   Sydney, Australia                     Manufacturing                     Owned           90,950
                                           R&E
                                           Warehouse
                                           Office

8.   Sao Paulo, Brazil                     Manufacturing                     Owned          146,250
                                           R&E
                                           Warehouse
                                           Office

9.   Cambridge, Ontario, Canada            Manufacturing                     Owned           70,450
                                           Warehouse
                                           Office

10.  Andover, Hampshire, England           Manufacturing                     Owned           88,770
                                           R&E
                                           Warehouse
                                           Office

11.  Queretaro, Mexico                     Manufacturing                     Owned           50,000
                                           Warehouse
                                           Office


12.  Pietermaritzburg, South Africa        Manufacturing                     Owned           74,200
                                           R&E
                                           Warehouse
                                           Office

13.  Sevilla, Spain                        Manufacturing                     Owned           74,000
                                           R&E
                                           Warehouse
                                           Office

14.  Beijing, China                        Manufacturing                     Owned           37,700
                                           Warehouse
                                           Office

15.  Lower Huff, New Zealand               Manufacturing                     Leased          10,350
                                           Warehouse
                                           Office

16.  Glenrothes Fife, Scotland             Manufacturing                     Leased          30,000
                                           Warehouse
                                           Office

ITEM 3. LEGAL PROCEEDINGS

         From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders of the Registrant during the quarter ended December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT



Name                       Age      Position
----                       ---      --------
Jon R. Ruhlman             74       Chairman of the Company
Robert G. Ruhlman          45       President and Chief Executive Officer
R. Jon Barnes              49       Vice President - Marketing and Sales
Eric R. Graef              49       Vice President - Finance and Treasurer
William H. Haag            38       Vice President - International Operations
Robert C. Hazenfield       48       Vice President - Research and Engineering
Michael S. Pezo            51       Vice President - Manufacturing
Robert L. Weber            61       Vice President - Employee Relations

         The following sets forth the name and recent business experience for each person who is an executive officer of the Company at March 1, 2002.

         Jon R. Ruhlman has been the Chairman of the Company since 1975. He served as Chief Executive Officer from 1975 until July 2000. Jon R. Ruhlman joined the Company in 1954 as an engineer in the Company's Research and Engineering Center. He has served as a Director of the Company since 1956.

         Robert G. Ruhlman became Chief Executive Officer in July 2000. He had served as President since 1995 (a position he continues to hold) and Chief Operating Officer from 1995 until July 2000. Robert G. Ruhlman joined the Company in 1979 as an engineer in the Company's former Marine Products Division. He served as Vice President, Corporate Planning from 1989 until becoming Executive Vice President in 1992. He has served as a Director of the Company since 1992.

         R. Jon Barnes was elected Vice President--Marketing and Sales in January 1998. He held the position of Vice President--Telecommunications Sales from 1993 until January 1998.

         Eric R. Graef was elected Vice President--Finance and Treasurer in December 1999. Prior to that time, Mr. Graef was employed by The Lubrizol Corporation, a $1.7 billion specialty chemical manufacturer, in various financial positions from 1986 until rejoining the Company in December 1999. Mr. Graef was previously employed by the Company from 1978 through 1986.

         William H. Haag was elected Vice President--International Operations in April 1999. From January 1997 until January 1999 he was Regional Operations Manager and from January 1999 until April 1999 he was director of International Regional Operations.

         Robert C. Hazenfield has served as Vice President--Research and Engineering since April 1998. He served as Director of Research and Engineering from January 1998 until April 1998 and as Manager of Telecommunication Engineering from 1987 until December 1997.

         Michael S. Pezo was elected Vice President--Manufacturing in April 1997. Prior to that, from May 1995 until April 1997 he served as Director of Manufacturing.

         Robert L. Weber began his employment with the Company in 1960. He was elected Vice President--Employee Relations in 1986.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARE AND RELATED SHAREHOLDER MATTERS

         The Company's Common Shares are traded on NASDAQ under the trading symbol "PLPC". As of March 12, 2002, the Company had approximately 230 shareholders of record. The following table sets for the periods indicated (i) the high and low closing sale prices per share of the Company's Common Shares as reported by the NASDAQ and the over-the-counter market (OTC) under the symbol "PLIN" and (ii) the amount per share of cash dividends paid by the Company. The Company's Common Shares began trading on the NASDAQ on September 18, 2001. The OTC Common share price history below is based on the high and low selling price as quoted by McDonald Investments, Inc. a market maker for the Company's Common Shares. The quotations do not reflect adjustments for retail mark-ups, markdowns or commissions and may not necessarily reflect actual transactions.

         While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company's Board of Directors in light of then current needs of the Company. Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.

                                                  Years Ended
                    -------------------------------------------------------------------------------
                              December 31, 2001                         December 31, 2000
                    ---------------------------------------    ------------------------------------
Quarter                High         Low        Dividend           High        Low       Dividend
---------------------------------------------------------------------------------------------------
First                    $17.25       $13.00         $0.15          $16.50     $13.25        $0.15
Second                    22.00        13.88          0.20           19.00      14.00         0.15
Third                     21.00        17.00          0.20           18.00      15.00         0.15
Fourth                    19.50        14.50          0.20           16.75      13.50         0.15

ITEM 6.  SELECTED FINANCIAL DATA


                                                     SELECTED FINANCIAL DATA

                                                                         YEARS ENDED DECEMBER 31
                                         ---------------------------------------------------------------------------------------
                                                 2001               2000              1999             1998              1997
                                         ---------------------------------------------------------------------------------------
                                                                 Thousands of dollars, except per share data
NET SALES AND INCOME

Net sales                                      $196,365           $207,332         $195,245          $216,244          $204,644
Operating income                                  7,571             18,805           14,155            27,952            26,287
Income before income taxes                        7,432             17,135           14,729            28,464            27,060
Net income                                        5,176             11,051           10,201            19,006            17,796

PER SHARE AMOUNTS*
Net income - basic and diluted                    $0.90              $1.91            $1.71             $3.10             $2.90
Dividends declared                                 0.75               0.60             0.60              0.58              0.50
Shareholders' equity                              20.98              21.47            20.45             19.91             17.78

OTHER FINANCIAL INFORMATION
Current assets                                  $83,226            $87,783          $84,531           $84,250           $75,217
Total assets                                    161,186            170,611          159,664           157,717           144,821
Current liabilities                              37,646             26,244           24,790            24,002            21,711
Long-term debt                                    2,341             20,160           14,507            11,110            13,077
Shareholders' equity                            120,780            123,856          119,194           121,776           109,079

* Reflects adjustment for two-for-one stock split effected in the form of a 100% stock dividend on June 10, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In 2001, the general downturn in the economy and the challenges in our industry caused the Company's domestic sales and the resulting gross profit to be lower than the previous year. Selling expenses increased as the Company introduced its data communication product line in the international market. Additionally, the Company wrote off assets, terminated employees and closed locations in an effort to realign the data communication product line. These were the primary reasons that 2001 earnings were below the prior year.

         In 2001, the Company's domestic operations generated 58% of the Company's sales and 20% of operating income. Domestic operating income was 1% of sales while foreign operating income was 7% of sales. Domestic operating income as a percentage of sales is lower than the foreign percentage because of (i) lower gross profit of 3 percentage points, (ii) a realignment charge of 2 percentage points, (iii) a higher commission rate on domestic sales approaching 3 percentage points, and (iv) higher expenses at Corporate headquarters for general and administrative and research and development activities of 4 percentage points partially offset by higher domestic other income (primarily royalties) of 6 percentage points.

         The Company wrote off assets and recorded severance payments related to realigning its data communications product line during the third quarter ended September 30, 2001. These charges related to abandoning a three-year effort to enter the domestic market for local area network hubs and media converters and re-evaluation of the strategy for penetrating the Asia-Pacific market with its data communication products. As a result of these actions, the Company recorded a pre-tax charge of $3.1 million ($2.0 million after tax) consisting of: $2.0 million of inventory write-offs (included in cost of products sold); $.7 million write down of assets (included in costs and expenses); and $.4 million in severance payments, lease cancellations and related expenses (included in costs and expenses). The Company anticipates annualized savings of approximately $1.0 million from these realignment activities relating primarily to lower employee and occupancy costs. See Note I in the Notes to Consolidated Financial Statements for a detail discussion of this realignment charge.

         Note K in the Notes to Consolidated Financial Statements contains a description of the Company's operations and related financial disclosure for domestic and foreign operations.

2001 RESULTS OF OPERATIONS COMPARED TO 2000

         In 2001, consolidated revenue was $196.4 million, a decrease of $11.0 million, or 5%, from 2000. Domestic revenue decreased $12.5 million, or 10%, primarily as a result of a decrease in volume. The volume decrease is attributable to softness in the domestic market for both the Company's data communication and formed wire products. Although the Company cannot quantify the amount, it believes the events of September 11th exacerbated an already slowing North American economy. The Company's 2001 fourth quarter revenues of $44.3 million were 10% below those of the fourth quarter 2000 and the third quarter 2001. Because of the general economic downturn combined with instability in the energy and communications market sectors, the Company believes improvement in domestic revenue may not be forthcoming until the end of 2002 or early 2003. Foreign revenue increased $1.5 million, or 2%, primarily as a result of higher volumes. The stronger dollar in 2001 had a negative impact of $8.4 million when foreign sales were converted from native currency to U.S. dollars. Excluding the impact of foreign currency, foreign sales would have increased by 12% and consolidated sales would have decreased by only 1%.

         Gross profit declined $4.4 million, or 7%, in 2001 compared to 2000. This decrease was primarily attributable to lower sales, including the impact of the stronger dollar. The realignment activities undertaken in the third quarter 2001 and continued efforts in reducing manufacturing costs are expected to improve the gross profit percentage in 2002.

         Costs and expenses of $53.5 million increased $6.6 million, or 14% over 2000. Expenses related to the introduction of the Company's data communication products to foreign markets accounted for approximately 57% of this increase while approximately 17% of the increase is the result of the business realignment charge. The rest of the increase is due to general increases including expenses associated with moving a plant in Mexico and fees associated with registering the Company's common shares with the Securities and Exchange Commission and listing the Company's common shares on the NASDAQ. Excluding the impact of the business realignment charge from 2001, the Company expects 2002 costs and expenses to remain flat with 2001.

         Royalty income of $2.0 million, decreased $.2 million from 2000 as a result of higher foreign data communication royalty expense.

         Operating income of $7.6 million is a decrease of $11.2 million, or 60% from 2000. This decrease was the result of the $4.4 million decrease in gross profit, the increase in cost and expenses of $6.6 million and the $.2 million decrease in royalty income.

         Expense of $.1 million included in other income (expense) was a $1.5 million improvement compared to 2000. This improvement is primarily attributable to an increase in earnings of foreign joint ventures of $.5 million, a reduction of interest expense of $.2 million, due to lower interest rates, and the non-recurrence of the $.9 million adjustment in 2000 of accumulated amortization pertaining to the Company's investment in qualified affordable housing project limited partnerships.

         In 2001, income before income taxes decreased $9.7 million, or 57%, compared to 2000 as a result of the $11.2 million decrease in operating income offset by the reduction in other expense of $1.5 million.

         The effective tax rate in 2001 was 30.4% compared to 35.5% in 2000. The difference in the effective rate is primarily due to the increased profitability of our low tax jurisdiction subsidiaries in 2001. See Note F in the Notes to Consolidated Financial Statements for further discussion of the differences between the statutory tax rate and the effective tax rate.

         Overall, net income for 2001 of $5.2 million decreased $5.9 million, or 53% compared to 2000. Earnings per share were $.90 for 2001 compared to $1.91 in 2000. Earnings per share for 2001 would have been $1.25 if the realignment charge was excluded.

2000 RESULTS OF OPERATIONS COMPARED TO 1999

         In 2000, consolidated revenues were $207.3 million, an increase of $12.1 million or 6% over 1999. The impact of volume and price (including mix) was favorable in the domestic market in 2000 and the increase in foreign sales was primarily volume-driven. In 2000, the relatively stronger dollar had a negative impact on sales of $3.3 million when foreign sales were converted from foreign currency to U.S. dollars.

         Gross profit improved $5.2 million, or 9%, in 2000 compared to 1999 on a sales increase of 6%. This increase was equally attributable to (i) the elimination of the foundry business that carried a negative gross profit, (ii) the additional sales volume associated with Rack Technologies, and (iii) the increase in sales throughout the world. The stronger dollar resulted in $1.0 million lower gross profit when international operations were translated from foreign currencies to U.S. dollars. As a result of the above, gross profit as a percent of sales improved from 30% in 1999 to 31% in 2000.

         Costs and expenses of $46.9 million in 2000 represent a modest increase of $.1 million, or less than 1%, from the $46.8 million incurred in 1999. The stronger dollar resulted in a decrease in costs and expenses of $.7 million and a $.4 million decrease in currency exchange losses reduced costs and expenses by 4% compared to 1999. Offsetting these decreases in expenses was $1.2 million of costs and expenses of Rack Technologies following the acquisition of its assets.

         Royalty income in 2000 of $2.2 million decreased $.4 million, or 16% compared to 1999 as a result of lower domestic data communication product royalties.

         Operating income for 2000 increased $4.6 million, or 33%, compared to 1999. This increase was a result of the 9% increase in gross profit while costs and expenses and royalty income were relatively flat.

         Totals other income of $.5 million in 1999 decreased by $2.2 million resulting in total other expense of $1.7 million in 2000. This decrease is comprised primarily of $.6 million lower equity earnings resulting from the depressed markets in Japan, higher interest expense of $.5 million from increased debt and an adjustment of accumulated amortization of approximately $.9 million pertaining to the Company's investment in qualified affordable housing projects limited partnerships.

         In 2000, income before income taxes increased $2.4 million compared to 1999 as a result of the $4.6 million increase in operating income offset by the decrease in other income of $2.2 million.

         The effective tax rate in 2000 was 35.5% compared to 30.7% in 1999. This difference is primarily the result of the write-down in the partnership investment which is not deductible for tax purposes and higher taxes in Canada as a result of the full utilization of tax credits in 1999. See Note F to the Consolidated Financial Statements for further discussion of the differences between the statutory tax rate and the effective tax rate.

         Overall, 2000 net income increased $.9 million, or 8%, from 1999. Earnings per share were $1.91 in 2000 compared to $1.71 in 1999.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

         In 2001, net cash generated from operating activities of $17.2 million along with $.8 million in proceeds generated by the sale of property and equipment were used for capital expenditures and business acquisitions of $7.3 million, the payment of dividends of $4.0 million, the reduction the Company's outstanding debt by $5.5 million and the repurchase of $.2 million of the Company's common shares. After recognizing the effects of exchange rate changes of $2.1 million, cash and cash equivalents decreased $1.1 million in 2001.

         Net cash provided by operating activities decreased $6.3 million, or 27% in 2001 compared to 2000. This decrease is primarily due to lower net income of $5.9 million and an increase of $1.8 million in working capital, partially offset by $1.4 million in non-cash items.

         Net cash used in investing activities of $6.5 million represents a reduction of $11.7 million from 2000. This reduction is the result of lower capital expenditures in 2001 of $8.2 million and lower business acquisition costs, net of proceeds from the sale of property and equipment of $3.5 million. At December 31, 2001, the Company had open uncompleted purchase commitments for capital equipment of $.9 million. The Company is continually analyzing potential acquisition candidates and business alternatives but has no commitments that would materially impact the operations of the business.

         The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment and computer equipment. See Note E in the Notes to Consolidated Financial Statements for further discussion on the future minimal rental commitment under these leasing arrangements. One such lease is for the Company's present aircraft with a lease commitment through 2005. The Company is scheduled to take delivery of a new aircraft in 2002. Under the terms of the current lease, the Company maintains the risk for the residual value in excess of the market value for the current aircraft. At the present time, the Company believes its risks, if any, to be immaterial as the estimated market value of the current aircraft approximates its residual value. The Company is presently negotiating the lease for the new aircraft and anticipates annual lease expenses to be approximately that of the current lease.

         The Company had not completed its evaluation of its long-term borrowing requirements by December 31, 2001. As a result, its main credit facility, which matures on December 31, 2002, became current at December 31, 2001. See Note D in the Notes to Consolidated Financial Statements for a more complete discussion of the Company's debt and credit arrangements. Once the Company's evaluation is complete, it may either extend the current facility or pursue a new long-term loan. The Company does not anticipate any difficulties in obtaining renewed financing at a competitive interest rate or meeting scheduled principal and interest payments. Even with the Company's main credit facility becoming current, the Company's financial position remains strong because its current ratio at December 31, 2001 was 2.2:1 compared to 3.3:1 at December 31, 2000. At December 31, 2001 the Company's unused balance under its main credit facility was $29 million and its debt to equity ratio was 13%.

         Although the Company believes its existing credit facilities, internally generated funds and ability to obtain additional financing will be sufficient to meet the Company's growth and operating needs for the next 12 months there are inherent risks related to each of these sources. As discussed earlier, funds generated from continuing operations are contingent upon the general economy remaining flat or improving and the recovery of the energy and telecommunication market sectors in particular.

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

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangibles will continue to be amortized over their useful lives.

         The Company will adopt the Statements on accounting for goodwill and other intangible assets as of January 1, 2002. The Company is currently in the process of determining what the effect of these Statements will be on the earnings and financial position of the Company. Goodwill and intangibles are $7.4 million (net of accumulated amortization) at December 31, 2001, while amortization expense for 2001 was $1.8 million. The Company is currently in the process of determining which intangible assets will have a definite versus indefinite life. Upon adoption of these Statements, the Company expects $1.3 million of goodwill amortization expense to cease.

         In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. The Statement requires the current accrual of a legal obligation resulting from a contractual obligation, government mandate, or implied reliance on performance by a third party, for costs relating to retirements of long-lived assets that result from the acquisition, construction, development and /or normal operation of the asset. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if it can be reasonably estimated, and a corresponding amount be included as a capitalized cost of the related asset. The capitalized amount will be depreciated over the assets' useful life. The Statement also notes that long-lived assets with an undetermined future life would not require the recognition of a liability until sufficient information is available. The Company does not expect the adoption of this Statement to have a material impact on its financial position and results of operations.

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

         This Statement was issued to establish a single accounting model to address the financial accounting and reporting for the impairment and disposal of long-lived assets. Although this Statement retains many of the provisions of FAS 121, there are a number of changes including the removal of goodwill from its scope. This Statement also retains the basic provision of APB Opinion No.
30. However, for long-lived assets held for sale, this Statement introduces the "components of an entity" (rather than a segment of a business) approach to determine discontinued operations. A "component of an entity" has clearly distinguishable operating and financial reporting practices. Criteria have been established to qualify an asset as held for sale, including the asset being able to be sold immediately, and the asset transfer taking place within one year. Assets reclassified from held for sale to held for use should be adjusted for depreciation (amortization) expense that ceased when the asset was initially considered held for sale, and the asset value must be measured at the lower of carrying amount (after adjusting for depreciation) or the fair value of the asset when reclassified as held and used. At December 31, 2001, the Company had no long-lived assets being held for disposal or requiring the recording of an impairment charge. The Company does not expect the adoption of this Statement to have a material impact on its financial position and results of operations.

CRITICAL ACCOUNTING POLICIES

         The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

         Critical accounting policies are defined as those that are reflective of significant judgment and uncertainties, and potentially may result in materially different outcomes under different assumptions and conditions. The Company believes that the critical accounting policies are limited to those that are described below. For a detailed discussion on the application of these and other accounting policies, see Note A in the Notes to Consolidated Financial Statements.

Warranty Reserves:
         The Company establishes a warranty reserve when a known measurable potential exposure exists. In addition, such reserves are adjusted for management's best estimate of warranty obligations based on current and historical trends. Should actual product failures, and related costs to correct such product failures, differ from management's estimates, revisions to the estimated warranty liability would be required. At December 31, 2001 the Company's warranty reserve was less than $.2 million.

Excess and Obsolescence Reserves:
         The Company has provided an allowance for excess inventory and obsolescence based on estimates of future demand and industry trends, which are subject to change. At December 31, 2001 the allowance for excess inventory and obsolescence was 6% of gross inventories. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be necessary.

Sales Returns and Allowances:
         The Company records a provision for estimated sales returns and allowances on product and services related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns and other known factors. At December 31, 2001, these provisions accounted for less than 1% of consolidated net sales for 2001. If future returns do not reflect the historical data the Company uses to calculate these estimates, additional allowances may be required.

Allowance for Doubtful Accounts:
         The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Impairment of Long-Lived Assets:
         The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those items. The Company's cash flows are based on historical results adjusted to reflect the best estimate of future market and operating conditions. The net carrying value of assets not recoverable is then reduced to fair value. The estimates of fair value represent the best estimate based on industry trends and reference to market rates and transactions. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. At December 31, 2001, the Company has not recorded any such impairment charges.

Investments:
         The Company accounts for investments in two joint ventures in Japan under the equity method of accounting. The Company records an investment impairment charge when it believes that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in the investment's current carrying value, thereby possibly requiring an impairment charge in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities, which consisted of borrowings of $16.7 million at December 31, 2001. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $196,000 for the year ended December 31, 2001.

     The Company's primary currency rate exposures are to foreign denominated debt, intercompany debt and cash and short-term investments. The calculation of potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% shift in exchange rates. The potential loss in income before tax is based on the change over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% change in currency exchange rates would have a favorable/unfavorable impact on fair values of $2.3 million and income before tax of $0.6 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Preformed Line Products Company

         In our opinion, the accompanying consolidated balance sheet as of December 31, 2001 and the related statements of consolidated income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Preformed Line Products Company and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2000 and for each of the two years then ended were audited by other independent accountants whose report dated February 12, 2001 expressed an unqualified opinion on those statements.

PricewaterhouseCoopers LLP

Cleveland, Ohio
February 15, 2002
                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Preformed Line Products Company

         We have audited the accompanying consolidated balance sheet of Preformed Line Products Company and subsidiaries as of December 31, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Preformed Line Products Company and subsidiaries at December 31, 2000 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                            Ernst & Young LLP
Cleveland, Ohio
February 12, 2001

                         PREFORMED LINE PRODUCTS COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31
                                                                                     2001              2000
                                                                            ----------------------------------
                                                                                (Thousands of dollars, except
                                                                                  share and per share data)

ASSETS
Cash and cash equivalents                                                       $   8,409           $   9,470
Accounts receivable, less allowance of $813 ($910 in 2000)                         29,251              30,839
Inventories-net                                                                    38,637              43,648
Deferred income taxes - short-term                                                  3,206               2,501
Prepaids and other                                                                  3,727               1,325
                                                                                ---------           ---------
              TOTAL CURRENT ASSETS                                                 83,230              87,783

Property and equipment - net                                                       54,206              58,743
Investments in foreign joint ventures                                               9,976              10,148
Deferred income taxes - long-term                                                   1,435               1,323
Goodwill, patents and other intangibles - net                                       7,410               8,077
Other                                                                               4,933               4,537
                                                                                ---------           ---------

              TOTAL ASSETS                                                      $ 161,190           $ 170,611
                                                                                =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to banks                                                          $   1,201           $   1,704
Trade accounts payable                                                              9,560              10,289
Accrued compensation and amounts withheld from employees                            3,585               3,292
Accrued expenses and other liabilities                                              3,890               4,762
Accrued profit-sharing and pension contributions                                    4,130               2,811
Dividends payable                                                                   1,151                 865
Income taxes                                                                          923               1,976
Current portion of long-term debt                                                  13,198                 545
                                                                                ---------           ---------
              TOTAL CURRENT LIABILITIES                                            37,638              26,244

Long-term debt, less current portion                                                2,341              20,160
Deferred income taxes - long-term                                                     431                 307
Minority interest                                                                    --                    44

SHAREHOLDERS' EQUITY
Common stock - $2 par value, 15,000,000 shares authorized, 5,757,030 and
     5,768,086 issued and outstanding, net of 398,618
     and 387,562 treasury shares at par, respectively                              11,514              11,536
Retained earnings                                                                 128,721             127,994
Accumulated foreign currency translation adjustment                               (19,455)            (15,674)
                                                                                ---------           ---------
              TOTAL SHAREHOLDERS' EQUITY                                          120,780             123,856
                                                                                ---------           ---------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 161,190           $ 170,611
                                                                                =========           =========

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME

                                                                                   Year ended December 31
                                                                ----------------------------------------------------
                                                                     2001               2000                 1999
                                                                -------------       ------------        ------------
                                                                           (Thousands, except per share data)

Net sales                                                         $ 196,365           $ 207,332           $ 195,245
Cost of products sold                                               137,266             143,800             136,917
                                                                  ---------           ---------           ---------
           GROSS PROFIT                                              59,099              63,532              58,328

Costs and expenses
      Selling                                                        24,924              20,118              19,728
      General and administrative                                     20,815              20,335              20,343
      Research and engineering                                        6,236               5,709               5,514
      Other operating expenses                                        1,568                 744               1,170
                                                                  ---------           ---------           ---------
                                                                     53,543              46,906              46,755

Royalty income - net                                                  2,015               2,179               2,582
                                                                  ---------           ---------           ---------

           OPERATING INCOME                                           7,571              18,805              14,155

Other income (expense)
      Equity in net income of foreign joint ventures                    803                 335                 928
      Interest income                                                   685                 682                 713
      Interest expense                                               (1,427)             (1,608)             (1,067)
      Other (expense)                                                  (200)             (1,079)               --
                                                                  ---------           ---------           ---------
                                                                       (139)             (1,670)                574
                                                                  ---------           ---------           ---------

           INCOME BEFORE INCOME TAXES                                 7,432              17,135              14,729

Income taxes                                                          2,256               6,084               4,528
                                                                  ---------           ---------           ---------

           NET INCOME                                             $   5,176           $  11,051           $  10,201
                                                                  =========           =========           =========

Net income per share - basic                                      $    0.90           $    1.91           $    1.71
                                                                  =========           =========           =========

Net income per share -  diluted                                   $    0.90           $    1.91           $    1.71
                                                                  =========           =========           =========

Cash dividends declared per share                                 $    0.75           $    0.60           $    0.60
                                                                  =========           =========           =========

Average number of shares outstanding                                  5,755               5,790               5,975
                                                                  =========           =========           =========

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                                                 Accumulated
                                                                                                   Foreign
                                                                                                   Currency
                                                                  Common         Retained        Translation
                                                                  Shares         Earnings         Adjustment         Total
                                                                ----------      ----------       ------------     ----------
                                                                  (Thousands of dollars, except share and per share data)

Balance at January 1, 1999                                     $   12,235       $  119,506       $   (9,965)      $  121,776
Net income                                                                          10,201                            10,201
Foreign currency translation adjustment                                                              (3,723)          (3,723)
                                                                                                                  ----------
            Total comprehensive income                                                                                 6,478
Purchase of 288,018 common shares                                    (576)          (4,906)                           (5,482)
Cash dividends declared - $.60 per share                                            (3,578)                           (3,578)
                                                               ----------       ----------       ----------       ----------
Balance at December 31, 1999                                       11,659          121,223          (13,688)         119,194

Net income                                                                          11,051                            11,051
Foreign currency translation adjustment                                                              (1,986)          (1,986)
                                                                                                                  ----------
            Total comprehensive income                                                                                 9,065
Purchase of 61,222 common shares                                     (123)            (812)                             (935)
Cash dividends declared - $.60 per share                                            (3,468)                           (3,468)
                                                               ----------       ----------       ----------       ----------
Balance at December 31, 2000                                       11,536          127,994          (15,674)         123,856

Net income                                                                           5,176                             5,176
Foreign currency translation adjustment                                                              (3,781)          (3,781)
                                                                                                                  ----------
            Total comprehensive income                                                                                 1,395
Purchase of 11,056 common shares                                      (22)            (133)                             (155)
Cash dividends declared - $.75 per share                                            (4,316)                           (4,316)
                                                               ----------       ----------       ----------       ----------
Balance at December 31, 2001                                   $   11,514       $  128,721       $  (19,455)      $  120,780
                                                               ==========       ==========       ==========       ==========

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                              Year ended December 31
                                                                                     ----------------------------------------
                                                                                        2001           2000           1999
                                                                                     ----------     ----------     ----------
                                                                                              (Thousands of dollars)
OPERATING ACTIVITIES

Net income                                                                           $    5,176     $   11,051     $   10,201

Adjustment to reconcile net income to net cash (used in) provided by operations
       Depreciation and amortization                                                     10,320         11,411          9,786
       Noncash realignment and impairment charges                                         2,668           --            1,000
       Deferred income taxes                                                               (263)          (838)           325
       Equity in earnings of joint ventures - net of dividends received                    (618)           103            309
       Loss (gain) on sales of property and equipment                                        (6)            44          1,034
       Changes in operating assets and liabilities
            Receivables                                                                   1,588         (1,870)           589
            Inventories                                                                   3,023            561         (5,064)
            Trade payables and accruals                                                     297          2,681           (959)
            Income taxes                                                                 (2,946)           304            166
            Other - net                                                                  (2,059)            57         (2,004)
                                                                                     ----------     ----------     ----------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                               17,180         23,504         15,383

INVESTING ACTIVITIES

Capital expenditures                                                                     (6,196)       (14,388)       (13,136)
Business acquisitions                                                                    (1,058)        (5,724)          --
Proceeds from the sale of property and equipment                                            757          1,887             79
                                                                                     ----------     ----------     ----------
                 NET CASH USED IN INVESTING ACTIVITIES                                   (6,497)       (18,225)       (13,057)

FINANCING ACTIVITIES

Increase (decrease) in notes payable to banks                                              (503)        (1,285)           937
Proceeds from the issuance of long-term debt                                             17,673         24,443         20,584
Payments of long-term debt                                                              (22,651)       (20,140)       (16,190)
Dividends paid                                                                           (4,030)        (3,479)        (3,622)
Purchase of common shares                                                                  (155)          (935)        (5,482)
                                                                                     ----------     ----------     ----------
                 NET CASH USED IN FINANCING ACTIVITIES                                   (9,666)        (1,396)        (3,773)

Effects of exchange rate changes on cash and cash equivalents                            (2,078)        (1,320)        (2,121)
                                                                                     ----------     ----------     ----------

Increase (decrease) in cash and cash equivalents                                         (1,061)         2,563         (3,568)

Cash and cash equivalents at beginning of year                                            9,470          6,907         10,475
                                                                                     ----------     ----------     ----------

                 CASH AND CASH EQUIVALENTS AT END OF YEAR                            $    8,409     $    9,470     $    6,907
                                                                                     ==========     ==========     ==========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Thousands of dollars, except per share data)

NOTE A   SIGNIFICANT ACCOUNTING POLICIES


Reclassification

         Certain amounts in the prior year's financial statements have been reclassified to conform to the presentation of 2001.

Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries where ownership is greater than 50%. All intercompany accounts and transactions have been eliminated upon consolidation.

Investments and Joint Ventures

         Investments in joint ventures, where the Company owns at least 20% but less than 50%, are accounted for by the equity method. Dividends received from joint ventures totaled $.2 million in 2001, $.4 million in 2000 and $1.3 million in 1999.

Cash Equivalents

         Cash equivalents are stated at fair value and consist of highly liquid investments with remaining maturities of three months or less at the time of acquisition.

Inventories

         Inventories are carried at the lower of cost or market.

Debt

         The fair value of debt approximates the amounts recorded.

Depreciation and Amortization

         Depreciation for the majority of the Company's assets is computed using accelerated methods over the estimated useful lives. The estimated useful lives used are: land improvements, ten years; buildings, forty years; and machinery and equipment, three to ten years; with the exception of personal computers which are depreciated over three years using the straight line method. Goodwill is amortized by the straight-line method over periods ranging from ten to twenty years. Patents and other intangible assets represent primarily the value assigned to patents acquired with purchased businesses and are amortized using the straight-line method over their useful lives.

         Goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses or a significant change in the use of an asset. The asset would be considered impaired when the future net undiscounted cash flows estimated to be generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value.

Research and Development

         Research and engineering costs are expensed as incurred. Company sponsored costs for research and development of new products were $2.6 million in 2001, $2.3 million in 2000 and $2.1 million in 1999.

Foreign Currency Translation

         Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the consolidated balance sheet; revenues and expenses are translated at weighted average exchange rates in effect during the period. Translation gains and losses arising from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income or expense as incurred. Such transactions have not been material. Unrealized translation adjustments are recorded as accumulated foreign currency translation adjustment in shareholders' equity.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

         Revenue is recognized when products are shipped and title has passed to unaffiliated customers.

Acquisitions

         In April 2000, the Company acquired assets and assumed certain liabilities of Rack Technologies Pty. Limited whose results of operations are included in the consolidated financial statements from the date of acquisition. Rack Technologies Pty. Limited has two foreign locations and one domestic location. The Company accounted for this acquisition using the purchase method. The initial cash payment for this acquisition was $5.3 million. Under the terms of the acquisition agreement, the Company was obligated to make an additional payment based on the acquired company's profitability of ongoing operations for the year 2000. The Company made a payment of $.8 million in 2001 for the year 2000 and recorded the payment as goodwill which is being amortized over the remaining life of the original goodwill. Due to the immateriality of the impact on the Company's results of operations, no supplemental pro forma results of operations of Rack Technologies Pty. Limited have been provided for 2000 and 1999.

         In addition, during April 2000, the Company acquired the remaining 20 percent minority interest in its subsidiary in China for $.4 million. This subsidiary's net sales and the Company's total investment in this subsidiary were not material.

         In December 2001, the Company acquired the remaining 2.4 percent minority interest in its subsidiary in Mexico for $.1 million. This subsidiary's net sales and the Company's total investment in this subsidiary are not material.

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

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangibles will continue to be amortized over their useful lives.

         The Company will adopt the Statements on accounting for goodwill and other intangible assets as of January 1, 2002. The Company is currently in the process of determining what the effect of these Statements will be on the earnings and financial position of the Company. Goodwill and intangibles are $7.4 million (net of accumulated amortization) at December 31, 2001, while amortization expense for 2001 was $1.8 million. The Company is currently in the process of determining which intangible assets will have a definite versus indefinite life. Upon adoption of these Statements, the Company expects $1.3 million of goodwill amortization expense to cease.

         In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. The Statement requires the current accrual of a legal obligation resulting from a contractual obligation, government mandate, or implied reliance on performance by a third party, for costs relating to retirements of long-lived assets that result from the acquisition, construction, development and /or normal operation of the asset. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if it can be reasonably estimated, and a corresponding amount be included as a capitalized cost of the related asset. The capitalized amount will be depreciated over the assets' useful life. The Statement also notes that long-lived assets with an undetermined future life would not require the recognition of a liability until sufficient information is available. The Company does not expect the adoption of this Statement to have a material impact on its financial position and results of operations.

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

         This Statement was issued to establish a single accounting model to address the financial accounting and reporting for the impairment and disposal of long-lived assets. Although this Statement retains many of the provisions of FAS 121, there are a number of changes including the removal of goodwill from its scope. This Statement also retains the basic provision of APB Opinion No.
30. However, for long-lived assets held for sale, this Statement introduces the "components of an entity" (rather than a segment of a business) approach to determine discontinued operations. A "component of an entity" has clearly distinguishable operating and financial reporting practices. Criteria have been established to qualify an asset as held for sale, including the asset being able to be sold immediately, and the asset transfer taking place within one year. Assets reclassified from held for sale to held for use should be adjusted for depreciation (amortization) expense that ceased when the asset was initially considered held for sale, and the asset value must be measured at the lower of carrying amount (after adjusting for depreciation) or the fair value of the asset when reclassified as held and used. At December 31, 2001, the Company had no long-lived assets being held for disposal or requiring the recording of an impairment charge. The Company does not expect the adoption of this Statement to have a material impact on its financial position and results of operations.

NOTE B   SUPPLEMENTAL INFORMATION



                                                                          December 31,
                                                                -----------------------------
                                                                     2001             2000
                                                                ------------     ------------
          INVENTORIES
          Finished products                                          $21,370          $20,209
          Work-in-process                                              1,022            1,592
          Raw materials                                               17,885           24,174
                                                                 ------------     ------------
                                                                      40,277           45,975
          Excess of current cost over LIFO cost                       (1,640)          (2,327)
                                                                 ------------     ------------
                                                                     $38,637          $43,648
                                                                 ============     ============


         The Company uses the last-in, first-out (LIFO) method of determining cost for the majority (approximately $13.8 million in 2001 and $16.5 million in 2000) of its material inventories in the United States. All other inventories are determined by the FIFO method.


                                                                   December 31,
                                                          -----------------------------
                                                              2001             2000
                                                          ------------     ------------
          PROPERTY AND EQUIPMENT - AT COST
          Land and improvements                               $  6,510         $  6,623
          Buildings and improvements                            37,011           36,070
          Machinery and equipment                               76,108           73,171
          Construction in progress                               3,571            5,560
                                                              --------         --------
                                                               123,200          121,424
          Less accumulated depreciation                         68,994           62,681
                                                              --------         --------
                                                              $ 54,206         $ 58,743
                                                              ========         ========



         Depreciation of property and equipment was $8.5 million in 2001, $8.4 million in 2000 and $8.0 million in 1999.

                                                                   December 31,
                                                          -----------------------------
                                                              2001             2000
                                                          ------------     ------------
          GOODWILL AND INTANGIBLE ASSETS
          Goodwill                                            $  9,950         $  9,183
          Patents and other intangible assets                    7,556            7,339
                                                              --------         --------
                                                                17,506           16,522
          Less accumulated amortization                         10,096            8,445
                                                              --------         --------
                                                              $  7,410         $  8,077
                                                              ========         ========


         Amortization of goodwill and intangibles was $1.6 million in 2001, $1.9 million in 2000 and $1.8 million in 1999.

NOTE C   PENSION PLANS

         Domestic hourly employees of the Company and certain employees of foreign subsidiaries who meet specific requirements as to age and service are covered by defined benefit pension plans. Net periodic benefit cost and obligations of the Company's foreign plans are not material. Net periodic benefit cost for the Company's domestic plan included the following components for the year ended December 31:

                                                                          2001          2000         1999
                                                                       ----------    ----------    --------

           Service cost                                                  $   470       $   487      $   568
           Interest cost                                                     544           530          498
           Expected return on plan assets                                   (568)         (569)        (516)
           Amortization of the unrecognized transition asset - net            13            13           13
                                                                         -------       -------      -------
           Net periodic benefit cost                                     $   459       $   461      $   563
                                                                         =======       =======      =======



         The following tables set forth benefit obligations, assets and the accrued benefit cost of the Company's domestic defined benefit plan at December 31:

                                                                          2001            2000
                                                                       ----------      ----------

          Projected benefit obligation at beginning of the year        $   8,036        $   6,967
          Service cost                                                       470              487
          Interest cost                                                      545              530
          Actuarial (gain) loss                                             (636)             314
          Curtailment                                                       --               (121)
          Benefits paid                                                     (151)            (141)
                                                                       ---------        ---------
          Projected benefit obligation at end of year                  $   8,264        $   8,036
                                                                       =========        =========

          Fair value of plan assets at beginning of the year           $   7,501        $   7,445
          Actual return on plan assets                                      (539)             197
          Employer contributions                                             535             --
          Benefits paid                                                     (151)            (141)
                                                                       ---------        ---------
          Fair value of plan assets at end of the year                 $   7,346        $   7,501
                                                                       =========        =========

          Benefit obligations in excess of plan assets                      (918)            (535)
          Unrecognized net loss                                              859              387
          Unamortized transition asset                                        13               25
                                                                       ---------        ---------
          Accrued benefit cost                                              ($46)           ($123)
                                                                       =========        =========


         In determining the projected benefit obligation, the assumed discount rate was 7.25% for 2001 and 7.50% for 2000, the rate of increase in future compensation levels was 3.5% for 2001 and 4.0% for 2000, and the expected long-term rate of return on plan assets was 7.5% in 2001 and 2000. The Company's policy is to fund amounts deductible for federal income tax purposes. Expense for defined contribution plans was $2.6 million in 2001 and $2.5 million in 2000 and 1999.

NOTE D   DEBT AND CREDIT ARRANGEMENTS


                                                                                      December 31
                                                                               --------------------------
                                                                                  2001           2000
                                                                               -----------    -----------
          SHORT-TERM DEBT
          Secured Notes
             Chinese Rmb denominated at 6.39% - 7.029%                          $   --           $    785
             Other short-term debt at 6.0% to 12%                                   --                 41

          Unsecured short-term debt
             US $ denominated at 2.87%                                             1,170              878
             Other short-term debt at 4.12 to 5.82%                                   31             --
          Current portion of long term debt                                       13,198              545
                                                                                --------         --------
          Total short-term debt                                                   14,399            2,249
                                                                                --------         --------

          LONG-TERM DEBT
          Revolving credit agreement                                              11,000           17,400
          Australian dollar denominated term loans (A$4,000 and A$3,000),
             at 7.3 to 7.46% currently, due annually 2002-2005                     2,227            2,141
          Brazilian Reais denominated term loan (R$3,206) at 11.8%,
             due 2002-2003                                                         1,262             --
          Other loans in various denominations, currently ranging
             from 4.0 to 6.0%, due 2002-2005                                       1,050            1,164
                                                                                --------         --------
          Total long-term debt                                                    15,539           20,705
          Less current portion                                                   (13,198)            (545)
                                                                                --------         --------
                                                                                   2,341           20,160

                                                                                --------         --------
          Total debt                                                            $ 16,740         $ 22,409
                                                                                ========         ========


         The revolving credit agreement makes $40 million available through December 31, 2002, at an interest rate of the lower of the lender's prime rate, 1/2% above the London interbank rate (LIBOR) or the lender's cost of funds plus 1/2%. The effective rate at December 31, 2001, was 2.25%. The revolving credit agreement contains among other provisions, requirements for maintaining levels of working capital and net worth. Under the most restrictive of the convenants, approximately $48.2 million of net worth (exclusive of accumulated foreign currency translation adjustment) was available for payment of dividends as of December 31, 2001.

         Aggregate maturities of long-term debt during the next five years are as follows: 2002, 13.2 million; 2003, $1.4 million; 2004, $.7 million; 2005, $.2 million and 2006, $0 million.

         Interest paid was $1.3 million in 2001, $1.6 million in 2000 and $1.1 million in 1999.

NOTE E   LEASES

         The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment and computer equipment. Rental expense was $1.4 million in 2001, $1.3 million in 2000, and $1.0 million in 1999, respectively. Future minimum rental commitments having non-cancelable terms exceeding one year are $1.2 million in 2002, $.9 million in 2003, $.8 million in 2004, $.7 million in 2005, $.2 million in 2006 and an aggregate $9.7 million thereafter.

NOTE F   INCOME TAXES

         The provision for income taxes is based upon income before tax for financial reporting purposes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their carrying value for financial statement purposes. In estimating future tax consequences, the Company considers anticipated future events, except changes in tax laws or rates, which are recognized when enacted.


          Income before income tax consists of the following:

                                                                        2001          2000          1999
                                                                      ---------    -----------   ----------
          United States                                               $ 1,428        $ 6,617       $ 5,965
          Foreign                                                       6,004         10,518         8,764
                                                                      -------        -------       -------
                          Total                                       $ 7,432        $17,135       $14,729
                                                                      =======        =======       =======

          The components of income tax expense are as follows:

                                                                        2001          2000         1999
                                                                      ---------    -----------   ----------
          Current:
               Federal                                                $   716        $ 2,753       $ 1,117
               Foreign                                                  1,458          3,662         2,096
               State and local                                            345            507           990
                                                                      -------        -------       -------
                                                                        2,519          6,922         4,203
          Deferred:
               Federal                                                   (511)          (575)         (212)
               Foreign                                                    324           (178)          568
               State and local                                            (76)           (85)          (31)
                                                                      -------        -------       -------
                                                                         (263)          (838)          325
                                                                      -------        -------       -------
                                                                      $ 2,256        $ 6,084       $ 4,528
                                                                      =======        =======       =======


         The differences between the provision for income taxes at the U.S. statutory rate and the tax shown in the Statements of Consolidated Income are summarized as follows:

                                                                         2001          2000         1999
                                                                      ---------    -----------   ----------
           Tax at statutory rate of 35%                               $ 2,603        $ 5,996       $ 5,155
           State and local taxes, net of federal benefit                  175            274           696
           Non-deductible expenses                                        344            604           926
           Non-U.S. tax rate variances net of foreign tax credits        (962)          (890)       (1,523)
           Other, net                                                      96            100          (726)
                                                                      -------        -------       -------
                                                                      $ 2,256        $ 6,084       $ 4,528
                                                                      =======        =======       =======



         The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets (liabilities) at December 31 are as follows:


                                                                          2001           2000
                                                                      -----------     -----------
          Deferred tax assets:
              Accrued compensation benefits                            $    696         $    885
              Depreciation and other basis differences                    1,717            1,076
              Inventory obsolescence                                        770              550
              Allowance for doubtful accounts                               284              310
              Benefit plans reserves                                        657              503
              Other accrued expenses                                        517              500
                                                                       --------         --------
              Gross deferred tax assets                                $  4,641         $  3,824
          Deferred tax liabilities:
              Depreciation and other basis differences                     (431)            (307)
              Inventory                                                    (382)            --
              Other                                                        (228)            (180)
                                                                       --------         --------
              Gross deferred tax liabilities                             (1,041)            (487)
                                                                       --------         --------
              Net deferred tax assets                                  $  3,600         $  3,337
                                                                       ========         ========


         The Company has not provided for U.S. income taxes or foreign withholding taxes on undistributed earnings of foreign subsidiaries which are considered to be indefinitely reinvested in operations outside the U.S. The amount of such earnings was approximately $38 million at December 31, 2001. If distributed, the earnings would be subject to withholding taxes but would be substantially free of U.S. income taxes.

         Income taxes paid, net of refunds, were $4.7 million in 2001, $6.2 million in 2000, and $4.8 million in 1999.

NOTE G   STOCK OPTIONS

         The 1999 Stock Option Plan (Plan) provides for granting of 300,000 options to buy common shares of the Company to key employees at not less than fair market value of the shares on the date of grant. At December 31, 2001, there were 300,000 shares reserved for the Plan. Under the Plan, options vest 50% after one year following the date of the grant, 75% after two years, 100% after three years and expire from five to ten years from the date of grant.

         In 2000, 155,000 options were granted at exercise prices of $15.125 and $16.638 per share for a weighted average price of $15.32 per share. In 2001, 12,000 options were granted at an exercise price of $15.00 per share. All options were outstanding as of December 31, 2001. All 77,500 of exercisable options as of December 31, 2001 relate to 2000 grants. The weighted average remaining contractual life of options granted in 2001 and 2000 were 9.3 years and 7.5 years, respectively. No options have been forfeited or exercised in 2001 and 2000.

         As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company applies the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock options granted to employees to purchase common shares. Under this method, compensation expense is measured as the excess, if any, of the market price at the date of grant over the exercise price of the options. No compensation expense has been recorded.

         SFAS 123 requires pro forma disclosure of the effect on net income and earnings per share when applying the fair value method of valuing stock-based compensation. If the fair value method to measure compensation cost for the Company's stock compensation plan had been used, the Company's net income would have been reduced by $.04 million in 2001 ($.01 per share) and $.5 million in 2000 ($.09 per share). For purposes of this pro forma disclosure, the estimated fair value of the options is amortized ratably over the vesting period.

         Disclosures under the fair value method are estimated using the Black-Scholes option-pricing model with the following assumptions:


                                                               2001              2000
                                                           -------------      ------------
          Risk-free interest rate                                 5.50%             5.88%
          Dividend yield                                          3.74%             3.97%
          Expected life                                        10 years           5 years
          Expected volatility                                     29.5%             25.6%


NOTE H   COMPUTATION OF EARNINGS PER SHARE


                                                                        2001               2000                1999
                                                                     ---------           --------            --------
       Numerator
           Net income                                                 $ 5,176             $11,051             $10,201
                                                                      =======             =======             =======
       Denominator
           Determination of shares
                Weighted average common shares outstanding              5,755               5,790               5,975
                 Dilutive effect - employee stock options                --                  --                  --
                                                                      -------             -------             -------
                Diluted weighted average common shares outstanding      5,755               5,790               5,975
                                                                      =======             =======             =======
       Earnings per common share
           Basic                                                      $  0.90             $  1.91             $  1.71
           Diluted                                                    $  0.90             $  1.91             $  1.71



NOTE I   BUSINESS REALIGNMENT CHARGE

         During the third quarter ended September 30, 2001, the Company recorded business realignment charges to write off assets and to record severance payments related to its data communications product line. These charges included abandoning a three-year effort to expand into the market for local area network hubs and media converters and revaluation of the strategy for penetrating the Asia-Pacific market with its data communication products. The Company incurred a pre-tax charge of $3.1 million for these activities. An analysis of the business realignment charges recorded in the Statements of Consolidated Income as of December 31, 2001 and the amount accrued in the Consolidated Balance Sheet at December 31, 2001, are as follows:


                                                                        Realignment              Cash             Accrual
                     Description                                           Charges             Payments           Balance
--------------------------------------------------------------             -------              -------           -------

Write-off of inventories included in Cost of products sold                 $ 1,988              $  --             $  --

Severance and other related expenses included in Costs and expenses            453                  453              --

Impaired assets and goodwill included in Costs and expenses                    680                 --                --
                                                                           -------              -------           -------

               Pre-tax charge                                              $ 3,121              $   453           $  --
                                                                           =======              =======           =======



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

NOTE J   ASSET IMPAIRMENT

         In 1999, the Company recorded a $1.0 million impairment charge related to its foundry business located in Birmingham, Alabama. This impairment charge is reflected in the Statements of Consolidated Income for the year ended December 31, 1999, in Cost of products sold. In February 2000, the Company sold certain long-lived assets as well as operating assets located at this facility to a third party.

NOTE K   BUSINESS SEGMENTS

         The Company designs, manufactures and sells hardware employed in the construction and maintenance of telecommunications, energy and other utility networks. Principal products include cable anchoring and control hardware, splice enclosures and devices which are sold primarily to customers in North and South America, Europe and Asia.

         The Company's segments are based on the way management makes operating decisions and assesses performance. The Company's operating segments are domestic and foreign operations. The accounting policies of the operating segments are the same as those described in Note A. No individual foreign country accounted for 10% or more of the Company's revenues or assets for the years presented. It is not practical to present revenues by product line by segments.


                                                            2001                2000                1999
                                                         ---------           ---------           ---------
           Net sales
               Domestic                                  $ 113,308           $ 125,764           $ 123,228
               Foreign                                      83,057              81,568              72,017
                                                         ---------           ---------           ---------
           Total net sales                               $ 196,365           $ 207,332           $ 195,245
                                                         =========           =========           =========

           Intersegment sales
               Domestic                                  $   4,177           $   4,996           $   3,490
               Foreign                                         597                 732                 427
                                                         ---------           ---------           ---------
           Total intersegment sales                      $   4,774           $   5,728           $   3,917
                                                         =========           =========           =========

           Operating income
               Domestic                                  $   1,532           $   8,535           $   5,485
               Foreign                                       6,039              10,270               8,670
                                                         ---------           ---------           ---------
                                                             7,571              18,805              14,155
           Equity in net income of joint ventures              803                 335                 928
           Interest income
               Domestic                                        254                  58                 124
               Foreign                                         431                 624                 589
                                                         ---------           ---------           ---------
                                                               685                 682                 713

           Interest expense
               Domestic                                       (953)             (1,206)               (642)
               Foreign                                        (474)               (402)               (425)
                                                         ---------           ---------           ---------
                                                            (1,427)             (1,608)             (1,067)
           Other (expense)                                    (200)             (1,079)               --
                                                         ---------           ---------           ---------
           Income before income taxes                    $   7,432           $  17,135           $  14,729
                                                         =========           =========           =========

           Identifiable assets
               Domestic                                  $  85,934           $  97,905           $  95,051
               Foreign                                      65,280              62,558              55,378
                                                         ---------           ---------           ---------
                                                           151,214             160,463             150,429
               Corporate                                     9,976              10,148               9,235
                                                         ---------           ---------           ---------
           Total assets                                  $ 161,190           $ 170,611           $ 159,664
                                                         =========           =========           =========

           Long-lived assets
               Domestic                                  $  55,667           $  59,852           $  52,236
               Foreign                                      20,858              21,653              21,339
                                                         ---------           ---------           ---------
                                                         $  76,525           $  81,505           $  73,575
                                                         =========           =========           =========
           Expenditure for long-lived assets
               Domestic                                  $   3,666           $   9,571           $   8,463
               Foreign                                       2,530               4,817               4,673
                                                         ---------           ---------           ---------
                                                         $   6,196           $  14,388           $  13,136
                                                         =========           =========           =========
           Depreciation and amortization
               Domestic                                  $   7,905           $   9,302           $   7,284
               Foreign                                       2,415               2,109               2,502
                                                         ---------           ---------           ---------
                                                         $  10,320           $  11,411           $   9,786
                                                         =========           =========           =========


         Transfers between geographic areas are generally above cost and consistent with rules and regulations of governing tax authorities. Corporate assets are equity investments in joint ventures.

NOTE L   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)




                                                                      Three months ended
                                                     ----------------------------------------------------
                                                      March 31      June 30       Sept. 30      Dec. 31
                                                     -----------   -----------   -----------   ----------
          2001
          Net sales                                     $50,073       $52,863       $49,127      $44,302
          Gross profit                                   15,019        17,172        13,518       13,390
          Income before income taxes                      2,081         3,960           184        1,207
          Net income                                      1,121         2,870           158        1,027
          Net income per share, basic and diluted         $0.19         $0.50         $0.03        $0.18

          2000
          Net sales                                     $49,820       $54,988       $53,353      $49,171
          Gross profit                                   14,871        16,938        16,102       15,621
          Income before income taxes                      3,684         5,103         4,414        3,934
          Net income                                      2,831         3,097         2,679        2,444
          Net income per share, basic and diluted         $0.49         $0.53         $0.46        $0.43



         Third quarter 2001 includes a business realignment charge of $2.0 million ($.35 per share). See footnote I in the Notes to Consolidated Financial Statements for further discussion of this business realignment charge.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Previously reported by the Company in its Form 8-K filed with the SEC on October 24, 2001.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Compliance" in the Company's Proxy Statement dated March 28, 2002, for the Annual Meeting of Shareholders to be held April 29, 2002 (the "Proxy Statement"). Information relative to executive officers of the Company is contained in Part I of this Annual Report of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the captions "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  FINANCIAL STATEMENTS AND EXHIBITS

(a)      Financial Statements

Page             Financial Statements
----             --------------------

22               Consolidated Balance Sheets as of December 31, 2000 and 2001
23               Statements of Consolidated Income as of December 31, 1999, 2000
                 and 2001
24               Statements of Consolidated Shareholders' Equity as of December
                 31, 1999, 2000 and 2001
25               Statements of Consolidated Cash Flows as of December 31, 1999,
                 2000 and 2001
26               Notes to Consolidated Financial Statements

         All schedules are omitted because the required information is not applicable or is included in the consolidated financial statements or related notes.

(b) The following reports on form 8-K were filed during the quarter ended December 31, 2001:

         On October 24, 2001 the Company filed Form 8-K for Changes in Registrant's Certifying Accountant.

(c)      Exhibits

Exhibit
Number                                     Exhibit
------                                     -------

3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 (No. 000-31164)).

3.2 Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10 (No. 000-31164)).

4 Description of Specimen Stock Certificate (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 10 (No. 000-31164)).

10.1 Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated February 28, 2002 regarding sponsorship of racing car, filed herewith.

10.2 Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated February 28, 2001 regarding sponsorship of racing car (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10 (No. 000-31164)).

10.3 Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated February 1, 2000 regarding sponsorship of racing car (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10 (No. 000-31164)).

10.4 Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated February 4, 1999 regarding sponsorship of racing car (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10 (No. 000-31164)).

10.5 Employment Agreement between Kenneth W. Brownell, Jr. and Preformed Line Products Company dated December 3, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10 (No. 000-31164)).

10.6 Preformed Line Products Company 1999 Employee Stock Option Program (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10 (No. 000-31164)).

10.7 Preformed Line Products Company Officers Bonus Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10 (No. 000-31164)).

10.8 Preformed Line Products Company Executive Life Insurance Plan - Summary (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form 10 (No. 000-31164)).

10.9 Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10 (No. 000-31164)).

10.10 Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form 10 (No. 000-31164)).

21 Subsidiaries of Preformed Line Products Company (incorporated by reference to Exhibit 21 to the Company's Registration Statement on Form 10 (No. 000-31164)).

23.1 Consent of PricewaterhouseCoopers LLP, Independent Accountants, filed herewith.

23.2 Consent of PricewaterhouseCoopers LLP, Independent Accountants, filed herewith.

23.3 Consent of Ernst & Young LLP, Independent Auditors, filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(5) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PREFORMED LINE PRODUCTS COMPANY

March 19, 2002                           / s / Robert G. Ruhlman
                                         -------------------------------------
                                         Robert G. Ruhlman
                                         President and Chief Executive Officer

March 19, 2002                           /s/ Eric R. Graef
                                         -------------------------------------
                                         Eric R. Graef
                                         Vice President Finance and Treasurer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 19, 2002                           /s/ Jon R. Ruhlman
                                         -------------------------------------
                                         Jon R. Ruhlman
                                         Chairman

March 19, 2002                           /s/ Frank B. Carr
                                         -------------------------------------
                                         Frank B. Carr
                                         Director

March 19, 2002                           /s/ John D. Drinko
                                         -------------------------------------
                                         John D. Drinko
                                         Director

March 19, 2002                           /s/ Wilber C. Nordstom
                                         -------------------------------------
                                         Wilber C. Nordstrom
                                         Director

March 19, 2002                           /s/ Barbara P. Ruhlman
                                         -------------------------------------
                                         Barbara P. Ruhlman
                                         Director

March 19, 2002                           /s/ Randall M. Ruhlman
                                         -------------------------------------
                                         Randall M. Ruhlman
                                         Director

March 19, 2002                           /s/ Robert G. Ruhlman
                                         -------------------------------------
                                         Robert G. Ruhlman
                                         Director

                                  EXHIBIT INDEX

3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 (No. 000-31164)).

3.2 Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10 (No. 000-31164)).

4 Description of Specimen Stock Certificate (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 10 (No. 000-31164)).

10.1 Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated February 28, 2002 regarding sponsorship of racing car, filed herewith.

10.2 Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated February 28, 2001 regarding sponsorship of racing car (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10 (No. 000-31164)).

10.3 Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated February 1, 2000 regarding sponsorship of racing car (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10 (No. 000-31164)).

10.4 Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated February 4, 1999 regarding sponsorship of racing car (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10 (No. 000-31164)).

10.5 Employment Agreement between Kenneth W. Brownell, Jr. and Preformed Line Products Company dated December 3, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10 (No. 000-31164)).

10.6 Preformed Line Products Company 1999 Employee Stock Option Program (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10 (No. 000-31164)).

10.7 Preformed Line Products Company Officers Bonus Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10 (No. 000-31164)).

10.8 Preformed Line Products Company Executive Life Insurance Plan - Summary (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form 10 (No. 000-31164)).

10.9 Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10 (No. 000-31164)).

10.10 Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form 10 (No. 000-31164)).

21 Subsidiaries of Preformed Line Products Company (incorporated by reference to Exhibit 21 to the Company's Registration Statement on Form 10 (No. 000-31164)).

23.1 Consent of PricewaterhouseCoopers LLP, Independent Accountants, filed herewith.

23.2 Consent of PricewaterhouseCoopers LLP, Independent Accountants, filed herewith.

23.3 Consent of Ernst & Young LLP, Independent Auditors, filed herewith.