Form 10-Q
period 2002-03-31
PREFORMED LINE PRODUCTS CO
filed 2002-05-13
CIK 80035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002    Commission file number 0-31164

                         PREFORMED LINE PRODUCTS COMPANY
             (Exact Name of Registrant as Specified in Its Charter)


              Ohio                                    34-0676895
----------------------------------      --------------------------------------
   (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
of Incorporation or Organization)

         660 Beta Drive
      Mayfield Village, Ohio                             44143
----------------------------------      --------------------------------------
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

The number of common shares, without par value, outstanding as of May 10, 2002:
5,766,460.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         PREFORMED LINE PRODUCTS COMPANY

                          INDEX TO FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY:
Consolidated Balance Sheets as of March 31, 2002 (unaudited)
              and December 31, 2001...........................................3
Statements of Consolidated Income for the Three Months
              Ended March 31, 2002 and 2001 (unaudited).......................4
Statements of Consolidated Cash Flows for the Three Months
              Ended March 31, 2002 and 2001 (unaudited).......................5
Notes to Consolidated Financial Statements....................................6

                         PREFORMED LINE PRODUCTS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

Thousands of dollars, except                       March 31,      December 31,
share and per share data                              2002            2001
                                                  ------------     ------------
                                                   (Unaudited)
ASSETS
Cash and cash equivalents                           $   8,964        $   8,409
Accounts receivable, less allowance of
  $661 ($813 in 2001)                                  32,499           29,251
Inventories                                            38,418           38,637
Deferred income taxes                                   3,120            3,206
Prepaids and other                                      5,450            3,727
                                                  ------------     ------------
              TOTAL CURRENT ASSETS                     88,451           83,230

Property and equipment - net                           53,040           54,206
Investments in foreign joint ventures                  10,051            9,976
Deferred income taxes                                   1,729            1,435
Goodwill, patents and other intangibles                 7,397            7,410
Other                                                   4,098            4,933
                                                  ------------     ------------
              TOTAL ASSETS                          $ 164,766        $ 161,190
                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to banks                              $   2,729        $   1,201
Trade accounts payable                                 12,035            9,560
Accrued compensation and amounts
  withheld from employees                               3,644            3,585
Accrued expenses and other liabilities                  3,668            3,890
Accrued profit-sharing and pension contributions        4,627            4,130
Dividends payable                                       1,151            1,151
Income taxes                                            2,385              923
Current portion of long-term debt                       9,796           13,198
                                                  ------------     ------------
              TOTAL CURRENT LIABILITIES                40,035           37,638

Long-term debt, less current portion                    2,354            2,341
Deferred income taxes                                     640              431

SHAREHOLDERS' EQUITY
Common shares - $2 par value, 15,000,000 shares
     authorized, 5,757,030 issued and
     outstanding, net of 398,618
     treasury shares at par                            11,514           11,514
Retained earnings                                     129,570          128,721
Accumulated foreign currency translation
 adjustment                                           (19,347)         (19,455)
                                                  ------------     ------------
              TOTAL SHAREHOLDERS' EQUITY              121,737          120,780
                                                  ------------     ------------
              TOTAL LIABILITIES AND
               SHAREHOLDERS' EQUITY                 $ 164,766        $ 161,190
                                                  ============     ============

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Thousands of dollars, except per share data       Three months ended March 31,
                                                  ----------------------------
                                                     2002             2001
                                                  ----------       ---------
   (Unaudited)
Net sales                                          $ 44,008         $ 50,073
Cost of products sold                                29,466           35,054
                                                  ----------       ----------
                 GROSS PROFIT                        14,542           15,019

Costs and expenses
     Selling                                          5,282            5,580
     General and administrative                       5,063            5,573
     Research and engineering                         1,616            1,697
     Other operating expenses                            86              374
                                                  ----------       ----------
                                                     12,047           13,224

Royalty income - net                                   (513)            (620)
                                                  ----------       ----------
                 OPERATING INCOME                     3,008            2,415

Other income (expense)
     Equity in net income of foreign joint
       ventures                                          75                -
     Interest income                                     58              134
     Interest expense                                  (188)            (418)
     Other (expense)                                    (50)             (50)
                                                  ----------       ----------
                                                       (105)            (334)
                                                  ----------       ----------

                 INCOME BEFORE INCOME TAXES           2,903            2,081

Income taxes                                            902              960
                                                  ----------       ----------
                 NET INCOME                        $  2,001         $  1,121
                                                  ==========       ==========
Net income per share - basic and diluted           $   0.35         $   0.19
                                                  ==========       ==========
Cash dividends declared per share                  $   0.20         $   0.15
                                                  ==========       ==========
Average number of shares outstanding - basic          5,757            5,751
                                                  ==========       ==========
Average number of shares outstanding - diluted        5,781            5,751
                                                  ==========       ==========


See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


Thousands of dollars                              THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      2002          2001
                                                   ----------   ------------
                                                   (Unaudited)
OPERATING ACTIVITIES
Net income                                           $ 2,001        $ 1,121
Adjustment to reconcile net income to net cash
   (used in) provided by operations
      Depreciation and amortization                    2,193          2,519
      Deferred income taxes                             (289)             -
      Equity in earnings of joint ventures               (75)             -
      Loss (gain) on sales of property
      and equipment                                       (4)             -
      Changes in operating assets and liabilities
           Receivables                                (3,248)        (2,843)
           Inventories                                   219         (1,762)
           Trade payables and accruals                 2,809          1,052
           Income taxes                                  627         (1,469)
           Other - net                                   250            123
                                                   ----------   ------------
                NET CASH PROVIDED BY (USED IN)
                OPERATING ACTIVITIES                   4,483         (1,259)

INVESTING ACTIVITIES
Capital expenditures                                    (911)        (2,285)
Business acquisitions                                      -           (791)
Proceeds from the sale of property
 and equipment                                            27              7
                                                   ----------   ------------
                NET CASH USED IN
                INVESTING ACTIVITIES                    (884)        (3,069)

FINANCING ACTIVITIES
Increase in notes payable to banks                     1,526          1,778
Proceeds from the issuance of debt                     4,154          7,533
Payments of debt                                      (7,621)        (4,830)
Dividends paid                                        (1,151)          (865)
Purchase of common shares                                  -           (286)
                                                   ----------   ------------
                NET CASH PROVIDED BY (USED IN)
                FINANCING ACTIVITIES                  (3,092)         3,330

Effects of exchange rate changes on cash
  and cash equivalents                                    48           (541)
                                                   ----------   ------------

Increase (decrease) in cash and cash equivalents         555         (1,539)

Cash and cash equivalents at beginning of year         8,409          9,470
                                                   ----------   ------------

                CASH AND CASH EQUIVALENTS
                AT END OF PERIOD                     $ 8,964        $ 7,931
                                                   ===========  =============


See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments required to fairly present the financial position, results of operations, and changes in cash flows for the interim periods. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's 10-K filed with the Securities and Exchange Commission.

The balance sheet at December 31, 2001 has been derived from the audited financial statements, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

Certain amounts in the financial statements have been reclassified to conform to the presentation of 2002.

NOTE B - SUPPLEMENTAL INFORMATION

Inventories

                                                   March 31,       December 31,
Dollars in thousands                                 2002              2001
                                                   ---------      ------------
Finished goods                                     $  17,001        $  17,885
Work-in-process                                        1,234            1,022
Raw material                                          20,183           19,730
                                                   ---------        ---------
                                                   $  38,418        $  38,637
                                                   =========        =========

Comprehensive income

The components of comprehensive income are as follows:

                                                  Three months ended March 31,
                                                   --------------------------
Dollars in thousands                                 2002              2001
                                                   ---------         --------

Net income                                         $   2,001         $  1,121
Other comprehensive income:
      Foreign currency adjustment                        108           (2,232)
                                                   ---------         --------
Comprehensive income                               $   2,109         $ (1,111)
                                                   =========         ========

NOTE C - COMPUTATION OF EARNINGS PER SHARE

                                                            Three months
                                                           ended March 31,
                                                       -----------------------
Dollars and shares in thousands, except per share data    2002          2001
                                                         ------        ------
Numerator
     Net income                                          $2,001        $1,121
                                                         ======        ======
Denominator
     Determination of shares
          Weighted average common shares outstanding      5,757         5,751
           Dilutive effect - employee stock options          24             -
                                                         ------        ------
           Diluted weighted average common
           shares outstanding                             5,781         5,751
                                                         ======        ======
Earnings per common share
     Basic                                               $ 0.35        $ 0.19
     Diluted                                             $ 0.35        $ 0.19

NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite-lives will no longer be amortized but will be subject to annual impairment tests. Other intangibles will continue to be amortized over their useful lives, and will be assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset.

The Company has adopted SFAS No. 141 and No. 142 as of January 1, 2002. Consequently, the Company has discontinued the amortization of goodwill during 2002. In accordance with the Statements, the Company intends to complete the first step of the goodwill impairment testing by June 30, 2002. The aggregate amortization expense for the three months ended March 31, 2002 was $23 thousand, and amortization expense is estimated to be $368 thousand annually for the next five years. The following table sets forth the carrying value and accumulated amortization of goodwill and intangibles by segment at March 31, 2002. The second table includes a reconciliation of reported net income to adjusted net income after goodwill amortization for the three months ending March 31, 2002 and 2001.

Dollars in thousands                              As of March 31, 2002
                                         ---------------------------------------
                                          Domestic      Foreign          Net
                                         ---------    -----------      ---------
Amortized intangible assets
    Gross carrying amount -
     patents and other intangibles          $ 4,730         $275       $ 5,005
    Accumulated amortization -
     patents and other intangibles             (635)         (41)         (676)
                                            -------         ----       -------
    Total                                   $ 4,095         $234       $ 4,329
                                            =======         ====       =======
Unamortized intangible assets
    Gross carrying amount - goodwill        $ 9,047         $827       $ 9,874
    Accumulated amortization - goodwill      (6,778)         (28)       (6,806)
                                            -------         ----       -------
    Total                                   $ 2,269         $799       $ 3,068
                                            =======         ====       =======

Reconciliation of reported net income to adjusted net income.

                                                     For the three months ended March 31,
                                                     ------------------------------------
Thousands of dollars, except per share data                  2002        2001
                                                           ---------   ---------
Reported net income                                       $   2,001    $   1,121
Add back: Goodwill amortization after income tax                  -          142
                                                          ---------    ---------
Adjusted net income                                       $   2,001    $   1,263
                                                          =========    =========
Basic earnings per share:
    Reported net income                                   $    0.35    $    0.19
    Goodwill amortization after income tax                        -         0.02
                                                          ---------    ---------
    Adjusted net income                                   $    0.35    $    0.21
                                                          =========    =========
Diluted earnings per share:
    Reported net income                                   $    0.35    $    0.19
    Goodwill amortization after income tax                        -         0.02
                                                          ---------     ---------
    Adjusted net income                                   $    0.35    $    0.21
                                                          =========     =========

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

This Statement was issued to establish a single accounting model to address the financial accounting and reporting for the impairment and disposal of long-lived assets. Although this Statement retains many of the provisions of FAS 121, there are a number of changes including the removal of goodwill from its scope. This Statement also retains the basic provision of APB Opinion No. 30. However, for long-lived assets held for sale, this Statement introduces the "components of an entity" (rather than a segment of a business) approach to determine discontinued operations. A "component of an entity" has clearly distinguishable operating and financial reporting practices. Criteria have been established to qualify an asset as held for sale, including being able to sell the asset immediately, and the asset transfer taking place within one year. The adoption of this Statement did not have a material impact on the Company.

In May 2002, the FASB issued SFAS No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, while provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, and all remaining provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. This Statement eliminates SFAS No. 4, as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement also eliminates SFAS No. 44, which was established to provide accounting requirements for effects of transition for provisions of the Motor Carrier Act of 1980. The deregulation of intrastate operating rights and transition to the provisions of those laws being complete has necessitated the rescission of SFAS No. 44. This Statement also eliminates the need to have SFAS No. 64, which was an amendment to SFAS No. 4 and has been rescinded with this Statement. Lastly, this Statement amends SFAS No. 13, requiring leases modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The Company is currently in the process of evaluating this Statement and does not expect the adoption of this Statement to have a material impact on its financial statements and results of operations.

NOTE E - BUSINESS SEGMENTS

                                                   Three months ended March 31,
                                                   ----------------------------
Dollars in thousands                                   2002            2001
                                                     --------        --------
Net sales
      Domestic                                       $ 26,326        $ 29,770
      Foreign                                          17,682          20,303
                                                     --------        --------
Total net sales                                      $ 44,008        $ 50,073
                                                     ========        ========

Intersegment sales
      Domestic                                       $    615        $  1,381
      Foreign                                              50             108
                                                     --------        --------
Total intersegment sales                             $    665        $  1,489
                                                     ========        ========

Operating income
      Domestic                                       $  2,078        $    971
      Foreign                                             930           1,444
                                                     --------        --------
                                                        3,008           2,415

Equity in net income of joint ventures                     75               -

Interest income
      Domestic                                              -               3
      Foreign                                              58             131
                                                     --------        --------
                                                           58             134
Interest expense
      Domestic                                             79             321
      Foreign                                             109              97
                                                     --------        --------
                                                          188             418
Other (expense)                                           (50)            (50)
                                                     --------        --------
Income before income taxes                           $  2,903        $  2,081
                                                     ========        ========

                                                     March 31,     December 31,
                                                       2002            2001
                                                     ---------     ------------
Identifiable assets
      Domestic                                       $ 84,824        $ 85,934
      Foreign                                          69,891          65,280
                                                     --------        --------
                                                      154,715         151,214
      Corporate                                        10,051           9,976
                                                     --------        --------
Total assets                                         $164,766        $161,190
                                                     ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




The following table sets forth the Company's results of operations for the three-month period ended March 31, 2002 and 2001:

                                                      Three months ended March 31,
                                                      ----------------------------
                                                           2002              2001
Dollars in thousands, except per share data
NET SALES AND INCOME
Net sales                                                $44,008         $50,073
Operating income                                           3,008           2,415
Income before income taxes                                 2,903           2,081
Net income                                                 2,001           1,121

PER SHARE AMOUNTS
Net income - basic and diluted                           $  0.35         $  0.19

Dividends declared                                       $  0.20         $  0.15

The following discussion of the financial results is based on 2002 and 2001 reported results for the three-month period ended March 31.

For the three months ended March 31, 2002 consolidated revenue was $44 million, a decrease of $6.1 million, or 12%, from the same period in the prior year. Domestic revenue decreased $3.5 million, or 12%, and foreign revenue decreased $2.6 million, or 13%. A reduction in data communication sales accounted for approximately 68% of the decrease in domestic sales with the remaining decrease primarily attributable to lower volume sales of telecommunication products. Foreign sales in native currency were unfavorably impacted by $.9 million when converted to U.S. dollars as a result of the stronger U.S. dollar to most foreign currencies during the three month period compared to last year. Excluding this unfavorable currency impact, foreign sales decreased $1.7 million primarily as a result of volume decreases.

Gross profit of $14.5 million for the three months ended March 31, 2002 was a decrease of $.5 million, or 3%, compared to the prior year. Gross profit when expressed as a percentage of sales increased three percentage points from the previous year from 30% to 33%. The increase in gross profit percent is due primarily to favorable product mix and lower conversion costs in the domestic market. The stronger U.S. dollar resulted in $.3 million lower gross profit on foreign sales. Excluding the impact of foreign currency translation, gross profit decreased $.2 million.

Costs and expenses of $12 million were $1.2 million, or 9%, lower than last year. The stronger dollar favorably impacted costs and expenses by $.2 million and $.8 million of the decrease in cost and expenses was a result of the business realignment initiated in the quarter ended September 30, 2001. The reduction of commission expense due to lower sales, and lower amortization of goodwill (see NOTE D - NEW ACCOUNTING PRONOUNCEMENTS) also contributed to the improvement in costs and expenses.

Royalty income for the quarter was $.1 million less than for the same period in 2001 due to the sluggish data communication market.

Operating income of $3.0 million for the three months ended March 31, 2002 increased by $.6 million, or 25%, compared to $2.4 million in the previous year. This increase was the result of the $.5 million decrease in gross profit, the $1.2 million decrease in cost and expenses and the $.1 million decrease in royalty income.

Other expense of $.1 million for the three month period ended March 31, 2002 decreased by $.2 million compared to 2001 primarily as a result of lower interest expenses.

Income before income taxes for the quarter ended March 31, 2002 of $2.9 million was $.8 million greater than 2001. This was due to the $.6 million increase in operating income and the reduction of $.2 million in other expense.

Income taxes for the three months ended March 31, 2002 of $.9 million remained relatively unchanged from the previous year.

As a result of the preceding, net income was $2 million for the three month period ended March 31, 2002 which represented an increase of $.9 million, or 79%, from the prior year. Earnings per share for the first quarter 2002 were $.35 compared to $.21 for 2001 after adjusting the prior year results by $.02 for the adoption of new accounting pronouncements (see NOTE D - NEW ACCOUNTING PRONOUNCEMENTS).

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.5 million for the first three months of 2002, an increase of $5.7 million when compared to 2001. This increase was primarily the result of higher net income of $.9 million and a $5.5 million decrease in working capital, partially offset by $.7 million in non-cash items.

Net cash used in investing activities of $.9 million represents a reduction of $2.2 million when compared to 2001. This reduction is the result of lower capital expenditures in 2002 of $1.4 million and the lack of any acquisitions in 2002. The Company is continually analyzing potential acquisition candidates and business alternatives but has no commitments that would materially impact the operations of the business.

Cash used in financing activities was $6.4 million more than cash provided by financing activities in the previous year. This was primarily the result of reduced borrowings in 2002 compared to 2001 as well as higher payments on debt in 2002.

The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment and computer equipment. One such lease is for the Company's old aircraft with a lease commitment through 2005. The Company took delivery of a new aircraft in 2002. Under the terms of the lease of the old aircraft, the Company maintains the risk for the residual value in excess of the market value for the current aircraft. At the present time, the Company believes its risks, if any, to be immaterial as the estimated market value of the old aircraft approximates its residual value. The Company's annual lease expense for the new aircraft approximates that of the lease expense of the old aircraft.

Although the Company believes its existing credit facilities, internally generated funds and ability to obtain additional financing will be sufficient to meet the Company's growth and operating needs for the next 12 months, there are inherent risks related to each of these sources. The Company had not completed its evaluation of its long-term borrowing requirements at March 31, 2002. As a result, its main credit facility, which matures on December 31, 2002, continues to be classified as a current liability. Once the Company's evaluation is complete, it may either extend the current facility or pursue a new long-term loan. The Company does not anticipate any difficulty obtaining renewed financing at a competitive interest rate or meeting scheduled principal and interest payments. Even with the Company's main credit facility becoming current, the Company's financial position remains strong and its current ratio at March 31, 2002 was 2.2:1, unchanged from December 31, 2001. At March 31, 2002, the Company's unused balance under its main credit facility was $32.5 million and its debt to equity ratio was 10%. In addition to the risks previously discussed, internally generated funds from continuing operations are contingent upon the Company's served markets remaining at current levels or improving.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite-lives will no longer be amortized but will be subject to annual impairment tests. Other intangibles will continue to be amortized over their useful lives.

The Company has adopted SFAS No. 141 and No. 142 as of January 1, 2002. Consequently, the Company has discontinued the amortization of goodwill during 2002. In accordance with the Statements the Company intends to complete the first step of the goodwill impairment testing by June 30, 2002. See NOTE D - NEW ACCOUNTING PRONOUNCEMENTS for further discussion.

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

This Statement was issued to establish a single accounting model to address the financial accounting and reporting for the impairment and disposal of long-lived assets. Although this Statement retains many of the provisions of FAS 121, there are a number of changes including the removal of goodwill from its scope. This Statement also retains the basic provision of APB Opinion No. 30. However, for long-lived assets held for sale, this Statement introduces the "components of an entity" (rather than a segment of a business) approach to determine discontinued operations. A "component of an entity" has clearly distinguishable operating and financial reporting practices. Criteria have been established to qualify an asset as held for sale, including being able to sell the asset immediately, and the asset transfer taking place within one year. The adoption of the Statement did not have a material impact on the Company.

In May 2002, the FASB issued SFAS No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, while provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, and all remaining provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. This Statement eliminates SFAS No. 4, as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement also eliminates SFAS No. 44, which was established to provide accounting requirements for effects of transition for provisions of the Motor Carrier Act of 1980. The deregulation of intrastate operating rights and transition to the provisions of those laws being complete has necessitated the rescission of SFAS No. 44. This Statement also eliminates the need to have SFAS No. 64, which was an amendment to SFAS No. 4 and has been rescinded with this Statement. Lastly, this Statement amends SFAS No. 13, requiring leases modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The Company is currently in the process of evaluating this Statement and does not expect the adoption of this Statement to have a material impact on its financial statements and results of operations.

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

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities, which consisted of borrowings of $14.9 million at March 31, 2002. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $158,000 for the three months ended March 31, 2002.

The Company's primary currency rate exposures are related to foreign denominated debt, intercompany debt and cash and short-term investments. The calculation of potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% shift in exchange rates. The hypothetical 10% change in currency exchange rates over a one-year period would have a favorable/unfavorable impact on fair values of $2.4 million and income before tax of $.1 million.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)  Exhibits

         None

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

     - The extent to which the Company is successful in expanding the Company's product lines into new areas for inside plant;

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

     - The Company's ability to compete in the domestic data communications market and its success at penetrating the international data communication market; and

     - The factors set forth under the caption "Risk Factors" in the Company Form 10 Registration Statement filed with the Securities and Exchange Commission (see Amendment No. 3 to Form 10 filed on August 24, 2001). The Form 10 can be found on the Securities and Exchange Commission's website at www.sec.gov.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2002                    /s/ Robert G. Ruhlman
                                --------------------------------------------
                                Robert G. Ruhlman
                                President and Chief Executive Officer
                                (Principal Executive Officer)

May 10, 2002                    /s/ Eric R. Graef
                                --------------------------------------------
                                Eric R. Graef
                                Vice President - Finance and Treasurer
                                (Principal Accounting Officer)

                                  EXHIBIT INDEX

[ NONE]