Form 10-Q
period 2002-06-30
PREFORMED LINE PRODUCTS CO
filed 2002-08-14
CIK 80035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002     Commission file number 0-31164

                         PREFORMED LINE PRODUCTS COMPANY
             (Exact Name of Registrant as Specified in Its Charter)


             Ohio                                     34-0676895
---------------------------------     ---------------------------------------
(State or Other Jurisdiction            (I.R.S. Employer Identification No.)
of Incorporation or Organization)



              660 Beta Drive
          Mayfield Village, Ohio                         44143
---------------------------------------     ------------------------------------
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

The number of common shares, $2 par value, outstanding as of July 31, 2002:
5,766,460.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         PREFORMED LINE PRODUCTS COMPANY
                          INDEX TO FINANCIAL STATEMENTS


PREFORMED LINE PRODUCTS COMPANY:
Consolidated Balance Sheets as of June 30, 2002 (unaudited)
              and December 31, 2001........................................3
Statements of Consolidated Income for the Three and Six Months
              Ended June 30, 2002 and 2001 (unaudited).....................4
Statements of Consolidated Cash Flows for the Six Months
              Ended June 30, 2002 and 2001 (unaudited).....................5
Notes to Consolidated Financial Statements.................................6

                        PREFORMED LINE PRODUCTS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

                                                                 June 30,     December 31,
Thousands of dollars except share data                             2002          2001
                                                                ---------      ---------
                                                               (Unaudited)
ASSETS
Cash and cash equivalents                                       $   9,305      $   8,409
Accounts receivable, less allowance of $980 ($813 in 2001)         33,544         29,251
Inventories                                                        39,044         38,637
Deferred income taxes                                               3,393          3,206
Prepaids and other                                                  6,129          3,727
                                                                ---------      ---------
              TOTAL CURRENT ASSETS                                 91,415         83,230

Property and equipment - net                                       50,853         54,206
Investments in foreign joint ventures                               8,895          9,976
Deferred income taxes                                               1,520          1,435
Goodwill, patents and other intangibles                             7,398          7,410
Other                                                               4,101          4,933
                                                                ---------      ---------

              TOTAL ASSETS                                      $ 164,182      $ 161,190
                                                                =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to banks                                          $   2,588      $   1,201
Trade accounts payable                                             13,282          9,560
Accrued compensation and amounts withheld from employees            3,993          3,585
Accrued expenses and other liabilities                              3,586          3,890
Accrued profit-sharing and pension contributions                    3,389          4,130
Dividends payable                                                   1,153          1,151
Income taxes                                                        1,603            923
Current portion of long-term debt                                   2,399         13,198
                                                                ---------      ---------
              TOTAL CURRENT LIABILITIES                            31,993         37,638

Long-term debt, less current portion                               10,314          2,341
Deferred income taxes                                                 705            431

SHAREHOLDERS' EQUITY
Common shares - $2 par value, 15,000,000 shares authorized,
     5,766,460 and 5,757,030 issued and outstanding, net of
     389,188 and 398,618 treasury shares at par                    11,533         11,514
Retained earnings                                                 129,612        128,721
Accumulated foreign currency translation adjustment               (19,975)       (19,455)
                                                                ---------      ---------
              TOTAL SHAREHOLDERS' EQUITY                          121,170        120,780
                                                                ---------      ---------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 164,182      $ 161,190
                                                                =========      =========

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Thousands of dollars, except per share data            Three months ended June 30,    Six months ended June 30,
                                                       ---------------------------    -------------------------
                                                            2002           2001           2002           2001
                                                       -----------      ----------    ----------      ---------
                                                                (Unaudited)                  (Unaudited)
Net sales                                                $  44,854      $  52,863      $  88,862      $ 102,936
Cost of products sold                                       30,900         35,691         60,366         70,745
                                                         ---------      ---------      ---------      ---------
              GROSS PROFIT                                  13,954         17,172         28,496         32,191

Costs and expenses
      Selling                                                6,033          6,394         11,315         11,974
      General and administrative                             5,213          5,393         10,276         10,966
      Research and engineering                               1,518          1,422          3,134          3,119
      Other operating expenses                                  78            641            164          1,015
                                                         ---------      ---------      ---------      ---------
                                                            12,842         13,850         24,889         27,074

Royalty income - net                                          (447)          (580)          (960)        (1,200)
                                                         ---------      ---------      ---------      ---------

              OPERATING INCOME                               1,559          3,902          4,567          6,317

Other income (expense)
      Equity in net income of foreign joint ventures           128            100            203            100
      Interest income                                           62            411            120            545
      Interest expense                                        (187)          (403)          (375)          (821)
      Other expense                                            (50)           (50)          (100)          (100)
                                                         ---------      ---------      ---------      ---------
                                                               (47)            58           (152)          (276)
                                                         ---------      ---------      ---------      ---------

              INCOME BEFORE INCOME TAXES                     1,512          3,960          4,415          6,041

Income taxes                                                   475          1,090          1,377          2,050
                                                         ---------      ---------      ---------      ---------

              NET INCOME                                 $   1,037      $   2,870      $   3,038      $   3,991
                                                         =========      =========      =========      =========

Net income per share - basic and diluted                 $    0.18      $    0.50      $    0.53      $    0.69
                                                         =========      =========      =========      =========

Cash dividends declared per share                        $    0.20      $    0.20      $    0.40      $    0.35
                                                         =========      =========      =========      =========

Average number of shares outstanding - basic                 5,763          5,754          5,760          5,753
                                                         =========      =========      =========      =========

Average number of shares outstanding - diluted               5,787          5,778          5,785          5,765
                                                         =========      =========      =========      =========
See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Thousands of dollars                                                      SIX MONTHS ENDED JUNE 30,
                                                                          -------------------------
                                                                             2002          2001
                                                                          ---------      ----------
                                                                                 (Unaudited)
OPERATING ACTIVITIES
Net income                                                                 $  3,038      $  3,991
Adjustments to reconcile net income to net cash provided by operations
      Depreciation and amortization                                           4,396         5,215
      Deferred income taxes                                                    (253)          -
      Equity in earnings of joint ventures - net of dividends received          373           (85)
      Loss (gain) on sales of property and equipment                             (2)          -
      Changes in operating assets and liabilities
           Receivables                                                       (4,293)       (5,117)
           Inventories                                                         (407)         (748)
           Trade payables and accruals                                        3,087         2,445
           Income taxes                                                        (358)         (783)
           Other - net                                                         (277)       (2,598)
                                                                           --------      --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                     5,304         2,320

INVESTING ACTIVITIES
Capital expenditures                                                         (2,214)       (4,068)
Business acquisitions                                                           (38)         (791)
Proceeds from the sale of property and equipment                              1,249            10
                                                                           --------      --------
                NET CASH USED IN INVESTING ACTIVITIES                        (1,003)       (4,849)

FINANCING ACTIVITIES
Increase in notes payable to banks                                            1,375         1,322
Proceeds from the issuance of debt                                            9,849         9,548
Payments of debt                                                            (12,652)       (6,193)
Dividends paid                                                               (2,304)       (1,727)
Issuance (purchase) of common shares                                            177          (156)
                                                                           --------      --------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (3,555)        2,794

Effects of exchange rate changes on cash and cash equivalents                   150        (1,004)
                                                                           --------      --------

Increase (decrease) in cash and cash equivalents                                896          (739)

Cash and cash equivalents at beginning of year                                8,409         9,470
                                                                           --------      --------

                CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  9,305      $  8,731
                                                                           ========      ========
See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments required to fairly present the financial position, results of operations, and changes in cash flows for the interim periods. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's 10-K filed with the Securities and Exchange Commission.

The balance sheet at December 31, 2001 has been derived from the audited financial statements, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

NOTE B - SUPPLEMENTAL INFORMATION

Inventories

                                         June 30,      December 31,
Dollars in thousands                       2002            2001
                                        --------         --------

Finished goods                          $ 17,372         $ 17,885
Work-in-process                            1,376            1,022
Raw material                              20,296           19,730
                                        --------         --------
                                        $ 39,044         $ 38,637
                                        ========         ========

Comprehensive income

The components of comprehensive income are as follows:

                                  Three months ended June 30,   Six months ended June 30,
                                  ---------------------------   -------------------------
Dollars in thousands                   2002         2001            2002         2001
                                  -----------    ------------   ----------    -----------

Net income                           $ 1,037      $ 2,870         $ 3,038      $ 3,991
Other comprehensive income:
     Foreign currency adjustment        (628)        (865)           (520)      (3,097)
                                     -------      -------         -------      -------
Comprehensive income                 $   409      $ 2,005         $ 2,518      $   894
                                     =======      =======         =======      =======

NOTE C - COMPUTATION OF EARNINGS PER SHARE

                                                             Three months ended June 30,  Six months ended June 30,
                                                             ---------------------------  -------------------------
Dollars and shares in thousands, except per share data             2002       2001            2002       2001
                                                             -----------    ------------  ---------    ------------

Numerator
     Net income                                                   $1,037     $2,870          $3,038     $3,991
                                                                  ======     ======          ======     ======
Denominator
     Determination of shares
          Weighted average common shares outstanding               5,763      5,754           5,760      5,753
          Dilutive effect - employee stock options                    24         24              25         12
                                                                  ------     ------          ------     ------
          Diluted weighted average common shares outstanding       5,787      5,778           5,785      5,765
                                                                  ======     ======          ======     ======
Earnings per common share
     Basic                                                        $ 0.18     $ 0.50          $ 0.53     $ 0.69
     Diluted                                                      $ 0.18     $ 0.50          $ 0.53     $ 0.69




NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangibles will continue to be amortized over their useful lives and will be assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company has adopted SFAS No. 142 as of January 1, 2002. Consequently, the Company has discontinued the amortization of goodwill during 2002. In accordance with the Statement, the Company has completed the impairment test for goodwill, and has determined that no adjustment to the carrying value of goodwill is required. Under this Statement goodwill will continue to be tested annually for impairment or if events or changes in circumstances indicate that the goodwill of a reporting unit might be impaired. The aggregate amortization expense for other intangibles with definite lives for the three and six months ended June 30, 2002 was $130,000 and $153,000, and amortization expense is estimated to be $368,000 annually for the next five years. The following table sets forth the carrying value and accumulated amortization of goodwill and intangibles by segment at June 30, 2002. The second table includes a reconciliation of reported net income to adjusted net income after goodwill amortization for the three and six months ending June 30, 2002 and 2001.


Dollars in thousands                                                   As of June 30, 2002
                                                                ----------------------------------
                                                                Domestic      Foreign        Net
                                                                --------      -------      -------
Amortized intangible assets
    Gross carrying amount - patents and other intangibles        $ 4,730      $   275      $ 5,005
    Accumulated amortization - patents and other intangibles        (738)         (51)        (789)
                                                                 -------      -------      -------
    Total                                                        $ 3,992      $   224      $ 4,216
                                                                 =======      =======      =======

Unamortized intangible assets
    Gross carrying amount - goodwill                             $ 9,047      $   918      $ 9,965
    Accumulated amortization - goodwill                           (6,778)          (5)      (6,783)
                                                                 -------      -------      -------
    Total                                                        $ 2,269      $   913      $ 3,182
                                                                 =======      =======      =======

Reconciliation of reported net income to adjusted net income.

                                                 For the three months ended June 30,  For the six months ended June 30,
                                                 -----------------------------------  ---------------------------------
Thousands of dollars, except per share data             2002              2001              2002             2001
                                                 ---------------    ----------------  --------------    ---------------

Reported net income                                  $   1,037         $   2,870         $   3,038         $   3,991
Add back: Goodwill amortization after income tax             -               144                 -               286
                                                     ---------         ---------         ---------         ---------
Adjusted net income                                  $   1,037         $   3,014         $   3,038         $   4,277
                                                     =========         =========         =========         =========

Basic earnings per share:
    Reported net income                              $    0.18         $    0.50         $    0.53         $    0.69
    Goodwill amortization after income tax                   -              0.02                 -              0.05
                                                     ---------         ---------         ---------         ---------
    Adjusted net income                              $    0.18         $    0.52         $    0.53         $    0.74
                                                     =========         =========         =========         =========

Diluted earnings per share:
    Reported net income                              $    0.18         $    0.50         $    0.53         $    0.69
    Goodwill amortization after income tax                   -              0.02                 -              0.05
                                                     ---------         ---------         ---------         ---------
    Adjusted net income                              $    0.18         $    0.52         $    0.53         $    0.74
                                                     =========         =========         =========         =========


In May 2002, the FASB issued SFAS No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, while provisions related to the amendment of SFAS No. 13 are effective for transactions occurring after May 15, 2002, and all remaining provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. This Statement eliminates SFAS No. 4, as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement also eliminates SFAS No. 44, which was established to provide accounting requirements for effects of transition for provisions of the Motor Carrier Act of 1980. The deregulation of intrastate operating rights and transition to the provisions of those laws being complete has necessitated the rescission of SFAS No. 44. This Statement also eliminates the need to have SFAS No. 64, which was an amendment to SFAS No. 4 and has been rescinded with this Statement. Lastly, this Statement amends SFAS No. 13, requiring lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The adoption of all the provisions of this Statement did not have a material impact on the Company.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. This Statement nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for exit costs was recognized at the date of the entity's commitment to an exit plan. However, an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore this Statement eliminates the definition and requirements of exit costs in Issue No. 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The Company is currently in the process of evaluating this Statement and does not expect the adoption of this Statement to have a material impact on its financial statements and results of operations.

NOTE E - BUSINESS SEGMENTS


                                              Three months ended June 30,          Six months ended June 30,
                                              ---------------------------          --------------------------
Dollars in thousands                            2002               2001              2002               2001
                                              --------           --------          --------           -------

Net sales
      Domestic                                $ 25,922          $ 29,754           $ 52,248         $  59,524
      Foreign                                   18,932            23,109             36,614            43,412
                                               -------           -------            -------           -------
Total net sales                               $ 44,854          $ 52,863           $ 88,862         $ 102,936
                                               =======           =======            =======           =======

Intersegment sales
      Domestic                                $    334          $    269           $    384         $     377
      Foreign                                      595             1,188              1,210             2,569
                                               -------           -------            -------           -------
Total intersegment sales                      $    929          $  1,457           $  1,594         $   2,946
                                               =======           =======            =======           =======

Operating income
      Domestic                                $  1,205          $  1,860           $  3,283         $   2,831
      Foreign                                      354             2,042              1,284             3,486
                                               -------           -------            -------           -------
                                                 1,559             3,902              4,567             6,317

Equity in net income of joint ventures             128               100                203               100

Interest income
      Domestic                                       -               243                  -               246
      Foreign                                       62               168                120               299
                                               -------           -------            -------           -------
                                                    62               411                120               545

Interest expense
      Domestic                                      74               272                153               593
      Foreign                                      113               131                222               228
                                               -------           -------            -------           -------
                                                   187               403                375               821
Other (expense)                                    (50)              (50)              (100)             (100)
                                               -------           -------            -------           -------
Income before income taxes                    $  1,512          $  3,960           $  4,415         $   6,041
                                               =======           =======            =======           =======

                                              June 30,        December 31,
                                                2002              2001
                                             ---------         ---------
Identifiable assets
      Domestic                                $ 84,734          $ 85,934
      Foreign                                   70,553            65,280
                                             ---------         ---------
                                               155,287           151,214
      Corporate                                  8,895             9,976
                                             ---------         ---------
Total assets                                  $164,182          $161,190
                                             =========         =========

NOTE F - INCOME TAXES

In accordance with the applicable tax laws in a foreign jurisdiction, the Company is entitled to a preferential tax rate of 0% for the first two profit making years after utilization of any tax loss carryforwards, which may be carried forward for five years; and a 50% tax reduction for the succeeding three years. The aggregate tax and per-share effect was $200,000, or $.04 per share, for the three-month period and $300,000, or $.05 per share, for the six-month period ending June 30, 2002, while aggregate tax and per-share effect was immaterial for the three-month period and $59,000, or $.01 per share, for the six-month period ending June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations for the three-month and six-month periods ended June 30, 2002 and 2001:

                                                       Three months ended June 30,        Six months ended June 30,
                                                       ---------------------------        -------------------------
                                                         2002              2001              2002            2001
Dollars in thousands, except per share data

NET SALES AND INCOME
Net sales                                              $ 44,854          $ 52,863         $ 88,862       $ 102,936
Operating income                                          1,559             3,902            4,567           6,317
Income before income taxes                                1,512             3,960            4,415           6,041
Net income                                                1,037             2,870            3,038           3,991

PER SHARE AMOUNTS
Net income - basic                                       $ 0.18            $ 0.50           $ 0.53          $ 0.69
Net income - diluted                                     $ 0.18            $ 0.50           $ 0.53          $ 0.69


Dividends declared                                       $ 0.20            $ 0.20           $ 0.40          $ 0.35

The following discussion of the financial results is based on 2002 and 2001 reported results for the three and six-month periods ended June 30.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2001

For the three months ended June 30, 2002, consolidated net sales were $44.8 million, a decrease of $8.0 million or 15%, from the prior year's comparable period. Domestic sales decreased $3.8 million, or 13% and foreign sales decreased $4.2 million, or 18%. The decrease in domestic sales is primarily attributable to lower sales volume in the telecommunications industry. The foreign sales decrease is also due primarily to lower sales volume. A decrease in foreign data communication sales accounted for approximately 57% of the decrease in foreign sales. The Company has been unable to negotiate the renewal of a supply agreement with a foreign data communication customer for the year beginning January 2003. Sales to this customer were approximately $14.0 million for 2001 and are estimated to be $10.0 million for 2002. The Company continues to see softness in its domestic and foreign communications and fiber optic hardware markets and does not expect a rebound to the previous years' sales levels for the remainder of 2002.

Gross profit of $14.0 million for the three months ended June 30, 2002 decreased $3.2 million or 19% compared to the same period in the prior year as a result of lower sales. The Company expects its gross profit for 2002 to be lower than the previous year's levels as a result of lower sales.

Cost and expenses of $12.8 million were $1.0 million lower or 7% less than last year. The reduction is due to lower commission expenses of $.2 million (included in selling expenses) as a result of lower sales, a $.2 million decrease in general and administrative expenses and, a $.6 million reduction in other operating expenses. The reduction in other operating expenses is primarily the result of $.2 million in lower amortization of goodwill (see NOTE D - NEW ACCOUNTING PRONOUNCEMENTS), a $.1 million gain on the exchange of foreign currencies, $.1 million of costs included in 2001 to relocate the Company's Mexican manufacturing operations, and a $.1 million decrease in other operating expense.

Operating income of $1.6 million for the three months ended June 30, 2002 decreased $2.3 million, or 60%, compared to $3.9 million in the previous year. This decrease is the result of the $3.2 million decrease in gross profit, and a $.1 million decrease in royalty income, partially offset by the $1.0 million decrease in costs and expenses. Domestic operating income of $1.2 million for the three months ended June 30, 2002 decreased $.6 million, compared to the same period in the previous year. The decrease is primarily a result of lower gross profit of $1.6 million due to lower sales volumes partially offset by reduced selling, general, and administrative costs and expenses of $.7 million related to the business realignment of the data communication product line effected in the third quarter 2001 and the $.2 million reduction in amortization of goodwill. Foreign operating income of $.4 million for the quarter ended June 30, 2002 decreased $1.7 million, compared to the same period in 2001 primarily as a result of lower gross profit of $1.6 million on lower sales volumes.

Other expense of $.1 million for the three-month period ended June 30, 2002 increased $.1 million compared to 2001. The increase in other expense is a result of a $.3 million decrease in interest income primarily as a result of interest received in 2001 on a one-time state tax refund, offset by a $.2 million reduction in interest expense, as outstanding debt was reduced by $11.3 from June 30, 2001.

Income before income taxes for the quarter ended June 30, 2002 of $1.5 million was $2.4 million less than 2001. The reduction is due to the $2.3 million decrease in operating income and the $.1 million increase in other expense.

The effective tax rate increased to 31.4% in 2002 from 27.5% in 2001 primarily as a result of a one-time state tax refund received in 2001, which reduced the 2001 effective tax rate. Income taxes for the quarter ended June 30, 2002 of $.5 million were $.6 million lower than the prior year's $1.1 million as a result of lower income before income taxes partially offset by a one-time state tax refund received in 2001.

Net income was $1.0 million for the three months ended June 30, 2002, which represents a decrease of $1.8 million, or 64% from the prior year, primarily a result of lower operating income. Earnings per share for the quarter ended June 30, 2002 were $.18 compared to $.50 for 2001. The prior year results included $144,000 or $.02 per share of goodwill amortization. Goodwill is not being amortized in 2002 as a result of adopting a new accounting pronouncement (see NOTE D - NEW ACCOUNTING PRONOUNCEMENTS).

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

For the six months ended June 30, 2002, consolidated net sales were $88.9 million, a decrease of $14.1 million or 14% from the same period in the prior year. Domestic sales decreased $7.3 million, or 12%, and foreign sales decreased $6.8 million, or 16%. The decrease in domestic sales is primarily attributable to lower sales volume of data communication, telecommunication and fiber optic hardware products. Foreign sales in native currency were unfavorably impacted by $.9 million when converted to U.S. dollars as a result of the stronger U.S. dollar compared to most foreign currencies. Excluding this unfavorable currency impact, foreign sales declined primarily due to lower sales volume.

Gross profit of $28.5 million for the six months ended June 30, 2002 was a decrease of $3.7 million, or 11% compared to the prior year. The stronger U.S. dollar resulted in $.3 million lower gross profit on foreign sales when foreign statements in native currency were translated to U.S. dollars. Excluding the impact of foreign currency translation, gross profit decreased $3.4 million as a result of lower sales.

Costs and expenses of $24.9 million were $2.2 million, or 8% lower than last year. The stronger dollar favorably impacted costs and expenses by $.3 million when foreign statements in native currency were translated to U.S. dollars. The remaining improvement in costs and expenses of $1.9 million was primarily due to lower domestic selling and administrative expense of $1.6 million as a result of the realignment of the data communication product line undertaken during the third quarter 2001, partially offset by a $.5 million increase in foreign marketing and selling expenses to promote data communication products in the international markets. Lower foreign commissions of $.3 million due to lower sales and lower amortization of goodwill of $.4 million (see NOTE D - NEW ACCOUNTING PRONOUNCEMENTS) also contributed to the improvement in costs and expenses.

Operating income of $4.6 million for the six months ended June 30, 2002 decreased by $1.7 million, or 28%, compared to the previous year. This decrease was a result of the $3.7 million decrease in gross profit and a $.2 million decrease in royalty income partially offset by the $2.2 million decrease in costs and expenses. Domestic operating income for the six months ended June 30, 2002 of $3.3 million increased $.5 million compared to the same period in the previous year. The improvement in domestic operating income was a result of the reduction of selling, general and administrative expenses and lower amortization of goodwill more than offsetting the reduction in gross profit of $1.4 million and lower royalty income of $.2 million due to lower sales. Foreign operating income of $1.3 million for the six months ended June 30, 2002 decreased by $2.2 million, compared to the same period in the previous year. This decrease was primarily a result of lower gross profit of $2.3 million due to lower sales and an increase in marketing and selling expense partially offset by lower sales commission and royalty expense.

Other income (expense) of $(.2) million for the six months ended June 30, 2002 decreased $.1 million compared to 2001. The decrease is a result of a $.4 million decrease in interest income million primarily due to interest received in 2001 on a one-time state tax refund, offset by a $.2 million reduction in interest expense, as a result of lower debt, and an increase in net income from joint ventures of $.1 million.

Income before income taxes for the six months ended June 30, 2002 was $1.6 million lower than 2001 as a result of the $1.7 million decrease in operating income and the $.1 million reduction of other expense.

Income taxes for the six months ended June 30, 2002 of $1.4 million were $.7 million lower than the prior year of $2.0 million. The effective tax rate for 2002 was 31.2% compared to 33.9% in 2001. The Company has a tax "holiday" in a foreign jurisdiction which grants an effective tax rate of 0% for the first two profit making years after utilizing any tax loss carryforwards, and a 50% tax reduction for the succeeding three years. The aggregate tax and per share effect of this holiday was $300,000, or $.05, per share for the six months ending June 30, 2002 and $59,000, or $.01, per share in the comparable 2001 period.

As a result of the above, net income for the first six months of 2002 was $3.0 million which represents a decrease of $1.0 million, or 24%, from the same period in the prior year. Earnings per share for the six months ended June 30, 2002 were $.53 compared to $.69 for 2001. The prior year includes goodwill amortization of $287,000 or $.05 per share. Goodwill is no longer amortized beginning in 2002 (see NOTE D - NEW ACCOUNTING PRONOUNCEMENTS).

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5.3 million for the first six months of 2002, an increase of $3.0 million when compared to 2001. This increase was primarily the result of a $3.6 million decrease in working capital and a $.6 million increase in dividends from joint ventures, partially offset by lower net income of $1.0 million.

Net cash used in investing activities of $1.0 million represents a reduction of $3.8 million when compared to 2001. This reduction is primarily the result of lower capital expenditures in 2002 of $1.9 million and $1.2 million in proceeds from the sale of certain long-lived assets from the Company's Birmingham, Alabama location. The Company is continually analyzing potential acquisition candidates and business alternatives but has no commitments that would materially impact the operations of the business.

Cash used in financing activities was $3.5 million compared to $2.8 million provided by financing activities in the previous year. This change of $6.3 million was primarily the result of reducing outstanding debt in the first six months of 2002 by $6.5 million.

Although the Company believes its existing credit facilities, internally generated funds and ability to obtain additional financing will be sufficient to meet the Company's growth and operating needs for the next 12 months, there are inherent risks related to each of these sources. The Company has evaluated its long-term borrowing requirements and substantially completed amending its main credit facility. The lending institution has approved renewal of the credit facility and the new amendment is currently being drafted. Consequently, the credit facility is being considered as long term as of June 30, 2002. The Company's financial position remains strong and its current ratio at June 30, 2002 was 2.9:1, compared to 2.2:1 at December 31, 2001. At June 30, 2002, the Company's unused balance under its main credit facility was $32.0 million, which would be $12.0 million upon the adoption of the new amendment, and its debt to equity ratio was 10%. The ability to internally generate funds from continuing operations is contingent upon the Company's sales to its served markets remaining at current levels or improving.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangibles will continue to be amortized over their useful lives and will be assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company has adopted SFAS No. 142 as of January 1, 2002. Consequently, the Company has discontinued the amortization of goodwill during 2002. In accordance with the Statement, the Company has completed the impairment test for goodwill and has determined that no adjustment to the carrying value of goodwill is required. Under this Statement goodwill will continue to be tested annually for impairment or if events or changes in circumstances indicate that the goodwill of a reporting unit might be impaired. See NOTE D - NEW ACCOUNTING PRONOUNCEMENTS for further discussion.

In May 2002, the FASB issued SFAS No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, while provisions related to the amendment of SFAS No. 13 are effective for transactions occurring after May 15, 2002, and all remaining provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. This Statement eliminates SFAS No. 4, as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement also eliminates SFAS No. 44, which was established to provide accounting requirements for effects of transition for provisions of the Motor Carrier Act of 1980. The deregulation of intrastate operating rights and transition to the provisions of those laws being complete has necessitated the rescission of SFAS No. 44. This Statement also eliminates the need to have SFAS No. 64, which was an amendment to SFAS No. 4 and has been rescinded with this Statement. Lastly, this Statement amends SFAS No. 13, requiring lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The adoption of all the provisions of this Statement did not have a material impact on the Company.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. This Statement nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for exit costs was recognized at the date of the entity's commitment to an exit plan. However, an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore this Statement eliminates the definition and requirements of exit costs in Issue No. 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The Company is currently in the process of evaluating this Statement and does not expect the adoption of this Statement to have a material impact on its financial statements and results of operations.

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

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities, which consisted of borrowings of $15.3 million at June 30, 2002. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $153,000 for the six months ended June 30, 2002.

The Company's primary currency rate exposures are related to foreign denominated debt, intercompany debt and cash and short-term investments. A hypothetical 10% change of the U.S. dollar relative to the currencies of the Company's foreign operations would have a favorable/unfavorable impact on fair values of $2.4 million and income before taxes of $.1 million.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Preformed Line Products Company held its annual meeting of shareholders on April 29, 2002 at its principal executive offices in Mayfield Village, Ohio. At the meeting, the shareholders voted to elect certain persons to the Board of Directors for terms expiring at the 2004 annual meeting of shareholders. The individuals listed below were elected to the Company's Board of Directors, each to hold office until the 2004 annual meeting or until his successor is elected and qualified, or until his earlier resignation. The table below indicates the votes for, votes withheld, as well as the abstentions and shares not voted for each nominee.

Name                                Votes For       Votes Withheld       Abstention      Shares not Voted
--------------------------         ------------    ------------------   --------------  --------------------

John D. Drinko                      5,318,505           30,496                -               588,029
Wilber C. Nordstrom                 5,139,605           29,396                -               588,029
Jon R. Ruhlman                      5,087,845           81,156                -               588,029
Randall M. Ruhlman                  5,143,101           25,900                -               588,029

The following are the names of each other director whose term of office as a director continued after the 2002 annual meeting of shareholders (in this case, for terms expiring at the 2003 annual meeting of shareholders):

Robert G. Ruhlman
Frank B. Carr
Barbara P. Ruhlman


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None.

                           FORWARD-LOOKING STATEMENTS

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

         - The Company's ability to continue to compete with larger companies which have acquired a substantial number of the Company's former competitors;

         - The Company's ability to compete in the domestic data communications market and its success at penetrating the international data communication market;

         - The Company's ability to recover sales in the telecommunications markets; and

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

August 14, 2002                /s/  Robert G. Ruhlman
                               ----------------------
                               Robert G. Ruhlman
                               President and Chief Executive Officer
                               (Principal Executive Officer)

August 14, 2002                /s / Eric R. Graef
                               -------------------
                               Eric R. Graef
                               Vice President - Finance and Treasurer
                               (Principal Accounting Officer)

                                  EXHIBIT INDEX

[NONE]