Form 10-Q
period 2002-09-30
PREFORMED LINE PRODUCTS CO
filed 2002-11-07
CIK 80035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          Commission file number
     September 30, 2002                                          0-31164

                         PREFORMED LINE PRODUCTS COMPANY
               (Exact Name of Registrant as Specified in Its Charter)


           Ohio                                         34-067689
-------------------------------             -----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

            660 Beta Drive
        Mayfield Village, Ohio                              44143
---------------------------------------     -----------------------------------
(Address of Principal Executive Office)                   (Zip Code)

                               (440) 461-5200
-------------------------------------------------------------------------------
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  No
    ----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes      No   X
    ----    -----

The number of common shares, $2 par value, outstanding as of October 31, 2002:
5,772,710.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         PREFORMED LINE PRODUCTS COMPANY
                          INDEX TO FINANCIAL STATEMENTS


PREFORMED LINE PRODUCTS COMPANY:
Consolidated Balance Sheets as of September 30, 2002 (unaudited)
              and December 31, 2001...........................................3
Statements of Consolidated Income for the Three and Nine Months
              Ended September 30, 2002 and 2001 (unaudited)...................4
Statements of Consolidated Cash Flows for the Nine Months
              Ended September 30, 2002 and 2001 (unaudited)...................5
Notes to Consolidated Financial Statements....................................6

                        PREFORMED LINE PRODUCTS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001





                                                                                   September 30,           December 31,
Thousands of dollars, except share data                                                2002                    2001
                                                                                   -------------           ------------
                                                                                   (Unaudited)
ASSETS
Cash and cash equivalents                                                            $  10,187              $   8,409
Accounts receivable, less allowance of $2,662 ($813 in 2001)                            27,105                 29,251
Inventories - net                                                                       36,232                 38,637
Deferred income taxes                                                                    3,750                  3,206
Prepaids and other                                                                       5,184                  3,727
                                                                                     ---------              ---------
              TOTAL CURRENT ASSETS                                                      82,458                 83,230

Property and equipment - net                                                            49,534                 54,206
Investments in foreign joint ventures                                                    8,202                  9,976
Deferred income taxes                                                                    1,238                  1,435
Goodwill, patents and other intangibles                                                  7,290                  7,410
Other                                                                                    4,049                  4,933
                                                                                     ---------              ---------

              TOTAL ASSETS                                                           $ 152,771              $ 161,190
                                                                                     =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to banks                                                               $   3,173              $   1,201
Trade accounts payable                                                                  11,047                  9,560
Accrued compensation and amounts withheld from employees                                 3,691                  3,585
Accrued expenses and other liabilities                                                   4,291                  3,890
Accrued profit-sharing and pension contributions                                         3,738                  4,130
Dividends payable                                                                        1,155                  1,151
Income taxes                                                                               523                    923
Current portion of long-term debt                                                        1,755                 13,198
                                                                                     ---------              ---------
              TOTAL CURRENT LIABILITIES                                                 29,373                 37,638

Long-term debt, less current portion                                                     6,621                  2,341
Deferred income taxes                                                                      866                    431

SHAREHOLDERS' EQUITY
Common shares - $2 par value, 15,000,000 shares authorized,
     5,772,710 and 5,757,030 issued and outstanding, net of
     389,188 and 398,618 treasury shares at par                                         11,545                 11,514
Retained earnings                                                                      126,440                128,721
Accumulated foreign currency translation adjustment                                    (22,074)               (19,455)
                                                                                     ---------              ---------
              TOTAL SHAREHOLDERS' EQUITY                                               115,911                120,780
                                                                                     ---------              ---------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 152,771              $ 161,190
                                                                                     =========              =========




See notes to consolidated financial statements.

                        PREFORMED LINE PRODUCTS COMPANY
                       STATEMENTS OF CONSOLIDATED INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER, 30 2002 AND 2001



Thousands, except per share data                   Three months ended September 30,  Nine months ended September 30,
                                                   --------------------------------  -------------------------------
                                                          2002             2001             2002              2001
                                                        --------         --------         ---------        ---------
                                                                (Unaudited)                        (Unaudited)
Net sales                                               $ 41,587         $ 49,127         $ 130,449        $ 152,063
Cost of products sold                                     30,054           35,609            90,420          106,354
                                                        --------         --------         ---------        ---------

          GROSS PROFIT                                    11,533           13,518            40,029           45,709

Costs and expenses
     Selling                                               6,131            6,196            17,446           18,170
     General and administrative                            6,726            4,993            17,002           15,959
     Research and engineering                              1,370            1,498             4,504            4,617
     Other operating (income) expenses                       (49)             995               115            2,010
                                                        --------         --------         ---------        ---------
                                                          14,178           13,682            39,067           40,756

Royalty income - net                                        (217)            (414)           (1,177)          (1,614)
                                                        --------         --------         ---------        ---------

          OPERATING INCOME (LOSS)                         (2,428)             250             2,139            6,567

Other income (expense)
     Equity in net income of foreign joint ventures          122              253               325              353
     Interest income                                          73               67               193              612
     Interest expense                                       (162)            (336)             (537)          (1,157)
     Other expense                                           (50)             (50)             (150)            (150)
                                                        --------         --------         ---------        ---------
                                                             (17)             (66)             (169)            (342)
                                                        --------         --------         ---------        ---------

          INCOME (LOSS) BEFORE INCOME TAXES               (2,445)             184             1,970            6,225

Income taxes (benefit)                                      (346)              26             1,031            2,076
                                                        --------         --------         ---------        ---------
          NET INCOME (LOSS)                             $ (2,099)        $    158         $     939        $   4,149
                                                        ========         ========         =========        =========

Net income (loss) per share - basic and diluted         $  (0.37)        $   0.03         $    0.16        $    0.72
                                                        ========         ========         =========        =========

Cash dividends declared per share                       $   0.20         $   0.20         $    0.60        $    0.55
                                                        ========         ========         =========        =========

Average number of shares outstanding - basic               5,769            5,757             5,764            5,754
                                                        ========         ========         =========        =========

Average number of shares outstanding - diluted             5,769            5,779             5,791            5,762
                                                        ========         ========         =========        =========





See notes to consolidated financial statements.

                        PREFORMED LINE PRODUCTS COMPANY
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001




Thousands of dollars                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                        2002                  2001
                                                                                       -------               -------
                                                                                                 (Unaudited)

OPERATING ACTIVITIES
Net income                                                                            $    939               $ 4,149
Adjustments to reconcile net income to net cash provided by operations
      Depreciation and amortization                                                      6,475                 7,241
      Noncash abandonment/realignment charges                                            3,301                 2,668
      Deferred income taxes                                                               (479)                  149
      Dividends received from joint ventures - net of equity in earnings                 1,066                  (270)
      Loss (gain) on sales of property and equipment                                       (32)                  (17)
      Changes in operating assets and liabilities
           Receivables                                                                     986                (3,035)
           Inventories                                                                     295                 1,168
           Trade payables and accruals                                                   1,606                   896
           Income taxes                                                                   (598)               (2,219)
           Other - net                                                                     301                (2,483)
                                                                                       -------               -------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                               13,860                 8,247

INVESTING ACTIVITIES
Capital expenditures                                                                    (3,627)               (4,463)
Business acquisitions                                                                      (38)                 (761)
Proceeds from the sale of property and equipment                                         1,010                    81
                                                                                       -------               -------
                NET CASH USED IN INVESTING ACTIVITIES                                   (2,655)               (5,143)

FINANCING ACTIVITIES
Increase in notes payable to banks                                                       1,967                   947
Proceeds from the issuance of debt                                                      11,163                12,800
Payments of debt                                                                       (17,977)              (14,217)
Dividends paid                                                                          (3,459)               (2,880)
Issuance (purchase) of common shares                                                       272                  (156)
                                                                                       -------               -------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (8,034)               (3,506)

Effects of exchange rate changes on cash and cash equivalents                           (1,393)               (1,706)
                                                                                       -------               -------

Increase (decrease) in cash and cash equivalents                                         1,778                (2,108)

Cash and cash equivalents at beginning of year                                           8,409                 9,470
                                                                                       -------               -------

                CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 10,187               $ 7,362
                                                                                      ========               =======





See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments required to fairly present the financial position, results of operations, and changes in cash flows for the interim periods. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's 2001 Form 10-K filed with the Securities and Exchange Commission.

The balance sheet at December 31, 2001 has been derived from the audited financial statements. The accompanying unaudited financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, the financial statements should be read in conjunction with the 2001 Annual Report on Form 10-K.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

NOTE B - SUPPLEMENTAL INFORMATION

Inventories

                                                September 30,      December 31,
                                                -------------      ------------
Dollars in thousands                                2002               2001
                                                  --------           --------

Finished goods                                    $ 16,530           $ 17,885
Work-in-process                                      1,323              1,022
Raw material                                        18,379             19,730
                                                  --------           --------
                                                  $ 36,232           $ 38,637
                                                  ========           ========

Comprehensive income

The components of comprehensive income are as follows:


                                      Three months ended September 30,        Nine months ended September 30,
                                      --------------------------------        -------------------------------
Dollars in thousands                         2002              2001                2002               2001
                                           --------           ------              ------            -------

Net income                                 $ (2,099)          $   158             $   939           $ 4,149
Other comprehensive income:
     Foreign currency adjustment             (2,099)           (1,140)             (2,619)           (4,237)
                                           --------           -------             -------           -------
Comprehensive income                       $ (4,198)          $  (982)            $(1,680)          $   (88)
                                           ========           =======             =======           =======


NOTE C - COMPUTATION OF EARNINGS PER SHARE


                                                             Three months ended September 30,       Nine months ended September 30,
                                                             --------------------------------       -------------------------------
Dollars and shares in thousands, except per share data          2002               2001               2002               2001
                                                               ------             ------             ------             ------

Numerator
     Net income (loss)                                       $ (2,099)            $ 158               $ 939           $ 4,149
                                                             ========             =====               =====           =======
Denominator
     Determination of shares
          Weighted average common shares outstanding            5,769             5,757               5,764             5,754
          Dilutive effect - employee stock options                 --                22                  27                 8
                                                             --------             -----               -----           -------
          Diluted weighted average common shares
               outstanding                                      5,769             5,779               5,791             5,762
                                                             ========             =====               =====           =======
Earnings per common share
     Basic                                                    $ (0.37)           $ 0.03              $ 0.16            $ 0.72
     Diluted                                                  $ (0.37)           $ 0.03              $ 0.16            $ 0.72



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

The Company has adopted SFAS No. 142 as of January 1, 2002. Consequently, the Company has discontinued the amortization of goodwill during 2002. In accordance with the Statement, the Company has completed the impairment test for goodwill, and has determined that no adjustment to the carrying value of goodwill is required. Under this Statement, goodwill will continue to be tested annually for impairment or if events or changes in circumstances indicate that the goodwill of a reporting unit might be impaired. The aggregate amortization expense for other intangibles with definite lives for the three and nine months ended September 30, 2002 was $113,000 and $249,000, respectively, and amortization expense is estimated to be $368,000 annually for the next five years. The Company does not have any intangibles with indefinite lives except for goodwill. The following table sets forth the carrying value and accumulated amortization of goodwill and intangibles by segment at September 30, 2002. The second table includes a reconciliation of reported net income to adjusted net income after goodwill amortization for the three and nine months ending September 30, 2002 and 2001.


Dollars in thousands                                                            As of September 30, 2002
                                                                 ----------------------------------------------------

                                                                  Domestic              Foreign                 Total
                                                                  --------              -------                 -----
Amortized intangible assets
    Gross carrying amount - patents and other intangibles         $ 4,730               $ 275                 $ 5,005
    Accumulated amortization - patents and other intangibles         (841)                (60)                   (901)
                                                                  -------               -----                 -------
    Total                                                         $ 3,889               $ 215                 $ 4,104
                                                                  =======               =====                 =======

Unamortized intangible assets
    Gross carrying amount - goodwill                              $ 9,047               $ 918                 $ 9,965
    Accumulated amortization - goodwill                            (6,778)                 (1)                 (6,779)
                                                                  -------               -----                 -------
    Total                                                         $ 2,269               $ 917                 $ 3,186
                                                                  =======               =====                 =======


        Reconciliation of reported net income to adjusted net income.


                                          For the three months ended September 30   For the nine months ended September 30,
                                          ---------------------------------------   ---------------------------------------

Thousands of dollars, except per share data            2002             2001               2002               2001
                                                     --------          -------            -------           --------

Reported net income (loss)                           $ (2,099)         $   158            $   939           $  4,149
Add back: Goodwill amortization,
    after income tax                                       --              269                 --                555
                                                     --------          -------            -------           --------
Adjusted net income (loss)                           $ (2,099)         $   427            $   939           $  4,704
                                                     ========          =======            =======           ========

Basic earnings per share:
    Reported net income (loss)                       $  (0.37)         $  0.03            $  0.16           $   0.72
    Goodwill amortization, after income tax                --             0.05                 --               0.10
                                                     --------          -------            -------           --------
    Adjusted net income (loss)                       $ (0.37)          $  0.08            $  0.16           $   0.82
                                                     ========          =======            =======           ========

Diluted earnings per share:
    Reported net income (loss)                       $  (0.37)         $  0.03            $  0.16           $   0.72
    Goodwill amortization, after income tax                --             0.05                 --               0.10
                                                     --------          -------            -------           --------
    Adjusted net income (loss)                       $  (0.37)         $  0.08            $  0.16           $   0.82
                                                     ========          =======            =======           ========


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

NOTE E - BUSINESS SEGMENTS



                                           Three months ended September 30,       Nine months ended September 30,
                                           --------------------------------       -------------------------------
   Dollars in thousands                            2002              2001                2002             2001
                                                 --------          --------            ---------        ---------

   Net sales
      Domestic                                   $ 23,499          $ 27,939            $  75,747        $  87,463
      Foreign                                      18,088            21,188               54,702           64,600
                                                 --------          --------            ---------        ---------
   Total net sales                               $ 41,587          $ 49,127            $ 130,449        $ 152,063
                                                 ========          ========            =========        =========

   Intersegment sales
      Domestic                                   $    592          $    991            $   1,802        $   3,560
      Foreign                                         306                58                  690              435
                                                 --------          --------            ---------        ---------
   Total intersegment sales                      $    898          $  1,049            $   2,492        $   3,995
                                                 ========          ========            =========        =========

   Operating income (loss)
      Domestic - before non-recurring charge     $  1,175          $  1,370            $   4,458        $   4,201
      Domestic - non-recurring charge                  --            (2,601)                  --           (2,601)
      Foreign - before non-recurring charge         1,085             2,001                2,369            5,487
      Foreign - non-recurring charge               (4,688)             (520)              (4,688)            (520)
                                                 --------          --------            ---------        ---------
                                                   (2,428)              250                2,139            6,567

   Equity in net income of joint ventures             122               253                  325              353

   Interest income
      Domestic                                         --                 5                   --              251
      Foreign                                          73                62                  193              361
                                                 --------          --------            ---------        ---------
                                                       73                67                  193              612

   Interest expense
      Domestic                                         66               225                  219              818
      Foreign                                          96               111                  318              339
                                                 --------          --------            ---------        ---------
                                                      162               336                  537            1,157
   Other (expense)                                    (50)              (50)                (150)            (150)
                                                 --------          --------            ---------        ---------
   Income (loss) before income taxes             $ (2,445)         $    184            $   1,970        $   6,225
                                                 ========          ========            =========        =========


                                           September 30,      December 31,
                                               2002               2001
                                           --------------     -------------
   Identifiable assets
      Domestic                                   $ 80,012          $ 85,934
      Foreign                                      64,557            65,280
                                                 --------          --------
                                                  144,569           151,214
      Corporate                                     8,202             9,976
                                                 --------          --------
   Total assets                                  $152,771          $161,190
                                                 ========          ========


NOTE F - INCOME TAXES

In accordance with the applicable tax laws in a foreign jurisdiction, the Company is entitled to a preferential tax rate of 0% for the first two profit making years after utilization of any tax loss carryforwards, which may be carried forward for five years; and a 50% tax reduction for the succeeding three years. The aggregate tax and per-share effect was $150,000, or $.03 per share, for the three-month period and $450,000, or $.08 per share, for the nine-month period ending September 30, 2002, while aggregate tax and per-share effect was $180,000, or $.03 per share, for the three-month period and $230,000, or $.04 per share, for the nine-month period ending September 30, 2001.

NOTE G - BUSINESS ABANDONMENT CHARGES

During the third quarter of 2002, the Company recorded a charge to write off certain assets and to record severance payments related to closing its data communications operations in Europe. This entails winding down a manufacturing operation, closing five sales offices, terminating leases and reducing personnel by approximately 130. This action was taken as a result of the continuing decline in the global telecommunication and data communication markets and after failing to reach agreement on an acceptable selling price on product supplied to a significant foreign customer. The Company incurred a pre-tax charge of $4.7 million for these activities. An analysis of the abandonment charges follows:


(Dollars in Thousands)                                                                                         Ending
                                                                                Abandonment        Cash       Accrual
                           Description                                            Charges        Payments     Balance
-----------------------------------------------------------------------         -----------      --------     -------

Write-off of inventories, net of currency translation effect, included
     in Cost of Products Sold                                                   $ 2,110

Write-off of receivables, net of currency translation effect, included
     in Costs and expenses                                                        1,160

Severance and other related expenses included in Cost of Products Sold
     and Costs and expenses                                                       1,387                      $ 1,387

Impaired assets                                                                      31
                                                                               ---------        --------     -------
      Pre-tax charge                                                            $ 4,688         $   --       $ 1,387
                                                                               ---------        --------     -------


Impaired assets include the write-off of costs capitalized at the time certain assets were acquired and relate to the abandoned assets. Severance and other costs relate to the reduction of approximately 130 employees including; payment for severance, earned vacation, costs of exiting leased office space and the termination of other contractual obligations. Severance and employee related costs are anticipated to be paid by June 30, 2003. Inventory write-offs relate to excess product that is being written down to net realizable value as a result of the Company's decision to exit this market. Accounts receivable write-offs represent bad debts directly attributable to the decision to exit the data communication market and result from balancing the reward of continuing collections with the cost of such pursuit.

Net sales for these operations for the three months ended September 30, 2002 were $4.3 million generating an operating loss of $5.0 million or $.3 million excluding the abandonment charge. Net sales were $5.1 million for the same period in 2001 generating an operating loss of $.6 million or $.1 million excluding the realignment charge. Net sales for the nine months ended September 30, 2002 were $12.1 million generating an operating loss of $5.8 million or $1.1 million excluding the abandonment charge compared to $15.5 million in net sales for the same period in 2001 generating an operating loss of $.9 million or $.4 million excluding the realignment charge.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001:


                                             Three months ended September 30,        Nine months ended September 30,
                                             --------------------------------        -------------------------------
                                                2002              2001                2002              2001
Dollars in thousands, except per share data

NET SALES AND INCOME
Net sales                                     $ 41,587         $ 49,127            $ 130,449         $ 152,063
Operating income (loss)                         (2,428)             250                2,139             6,567
Income before income taxes                      (2,445)             184                1,970             6,225
Net income                                      (2,099)             158                  939             4,149

PER SHARE AMOUNTS
Net income - basic                             $ (0.37)          $ 0.03               $ 0.16            $ 0.72
Net income - diluted                           $ (0.37)          $ 0.03               $ 0.16            $ 0.72

Dividends declared                              $ 0.20           $ 0.20               $ 0.60            $ 0.55


BUSINESS REALIGNMENT AND ABANDONMENT CHARGES TO OPERATIONS

During the third quarter of 2002, the Company recorded a charge to write off certain assets and to record severance payments related to closing its data communications operations in Europe. This entails winding down a manufacturing operation, closing five sales offices, terminating leases and reducing personnel by approximately 130. This action was taken as a result of the continuing decline in the global telecommunication and data communication markets and after failing to reach agreement on an acceptable selling price on products supplied to a significant foreign customer. As a result of these actions, the Company recorded a pre-tax charge of $4.7 million ($3.3 million after tax) consisting of: $2.1 million of inventory write-offs (included in Cost of products sold); $1.2 million write-down of receivables (included in General and administrative expenses); $1.4 million in severance payments, lease cancellations and related expenses (included in Cost of products sold and Costs and expenses). The latter category involves the outlay of cash, which is expected to be completed by June 30, 2003.

Net sales for these operations for the three months ended September 30, 2002 were $4.3 million generating an operating loss of $5.0 million, or $.3 million excluding the abandonment charge. Net sales were $5.1 million for the same period in 2001 generating an operating loss of $.6 million, or $.1 million excluding the realignment charge. Net sales for the nine months ended September 30, 2002 were $12.1 million generating an operating loss of $5.8 million, or $1.1 million excluding the abandonment charge compared to $15.5 million in net sales for the same period in 2001 generating an operating loss of $.9 million, or $.4 million excluding the realignment charge. The Company anticipates eliminating approximately a $1.0 million annual loss from closing these operations. In addition, the Company has announced that it is pursuing strategic alternatives with respect to its domestic data communication operations and has engaged a third party advisor for this project.

During the third quarter ended September 30, 2001, the Company recorded business realignment charges to write off assets and to record severance payments related to its data communications product line in the domestic and Asia Pacific markets. These charges included abandoning a three-year effort to expand into the market for local area network hubs and media converters and re-evaluating the strategy for penetrating the Asia-Pacific market with its data communication products. As a result of these two actions, the Company recorded a pre-tax charge of $3.1 million ($2.0 million after tax) consisting of: $2.0 million of inventory write-offs (included in Cost of products sold); $.7 million write-down of assets (included in Other operating expenses); and $.4 million in severance payments, lease cancellations and related expenses (included in Selling and general and administrative expenses).

The following table sets forth the Company's summarized results of operations for the three and nine-month periods ended September 30, 2002 and 2001 deducting the business abandonment and realignment charges to arrive at amounts that are on a comparable basis.


                                                                  Three months ended September,
                                      -----------------------------------------------------------------------------------------
                                                           2002                                             2001
                                      --------------------------------------------- -------------------------------------------
                                                                                                   Business
                                       Reported     Abandonment      Comparable       Reported    Realignment    Comparable
                                        Results        Charges        Results         Results       Charges        Results

NET SALES AND INCOME
Net Sales                             $    41,587              --  $      41,587    $    49,127            --  $      49,127
Gross Profit                               11,533 $         2,580         14,113         13,518 $       1,988         15,506
Costs and expenses
  Selling                                   6,131             714          5,417          6,196           287          5,909
  General and administrative                6,726           1,534          5,192          4,993           170          4,823
  Research and engineering                  1,370              --          1,370          1,498            17          1,481
  Other operating expenses                    (49)           (140)            91            995           659            336
                                      ----------- ---------------  -------------    ----------- -------------  -------------
                                           14,178           2,108         12,070         13,682         1,133         12,549
Royalty income - net                          217              --            217            414            --            414
                                      ----------- ---------------  -------------    ----------- -------------  -------------
Operating Income                           (2,428)          4,688          2,260            250         3,121          3,371
Other income (expense)                        (17)             --            (17)           (66)           --            (66)
                                      ----------- ---------------  -------------    ----------- -------------  -------------
Income before income tax                   (2,445)          4,688          2,243            184         3,121          3,305
Income tax                                   (346)          1,406          1,060             26         1,092          1,118
                                      ----------- ---------------  -------------    ----------- -------------  -------------
Net income                            $    (2,099)$         3,282  $       1,183    $       158 $       2,029  $       2,187
                                      =========== ===============  =============    =========== =============  =============

PER SHARE AMOUNTS, BASIC AND DILUTED
Net income                            $     (0.37)$          0.57  $        0.20    $      0.03 $        0.35  $        0.38



                                                                    Nine months ended September,
                                      -----------------------------------------------------------------------------------------
                                                           2002                                         2001
                                      --------------------------------------------- -------------------------------------------
                                                                                                   Business
                                       Reported     Abandonment      Comparable       Reported    Realignment    Comparable
                                        Results        Charges        Results         Results       Charges        Results
NET SALES AND INCOME
Net Sales                             $   130,449              --  $     130,449    $   152,063            --  $     152,063
Gross Profit                               40,029 $         2,580         42,609         45,709 $       1,988         47,697
Costs and expenses
  Selling                                  17,446             714         16,732         18,170           287         17,883
  General and administrative               17,002           1,534         15,468         15,959           170         15,789
  Research and engineering                  4,504              --          4,504          4,617            17          4,600
  Other operating expenses                    115            (140)           255          2,010           659          1,351
                                      ----------- ---------------  -------------    ----------- -------------  -------------
                                           39,067           2,108         36,959         40,756         1,133         39,623
Royalty income - net                        1,177              --          1,177          1,614            --          1,614
                                      ----------- ---------------  -------------    ----------- -------------  -------------
Operating Income                            2,139           4,688          6,827          6,567         3,121          9,688
Other income (expense)                       (169)             --           (169)          (342)           --           (342)
                                      ----------- ---------------  -------------    ----------- -------------  -------------
Income before income tax                    1,970           4,688          6,658          6,225         3,121          9,346
Income tax                                  1,031           1,406          2,437          2,076         1,092          3,168
                                      ----------- ---------------  -------------    ----------- -------------  -------------
Net income                            $       939 $         3,282  $       4,221    $     4,149 $       2,029  $       6,178
                                      =========== ===============  =============    =========== =============  =============

PER SHARE AMOUNTS, BASIC AND DILUTED
Net income                            $      0.16 $          0.57  $        0.73    $      0.72 $        0.35  $        1.07


The following discussion of the financial results is based on 2002 and 2001 comparable results for the three and nine-month periods ended September 30 and excludes the abandonment and business realignment charges described in the above table.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Consolidated net sales of $41.6 million for the three months ended September 30, 2002 decreased $7.5 million, or 15%, from the prior year. Domestic net sales decreased $4.4 million, or 16%, and foreign net sales decreased $3.1 million, or 15%. Lower sales of fiber optic products accounted for approximately 70% of the decrease in domestic net sales and lower sales of data communication products accounted for approximately 20% of the domestic net sales decrease. Economic problems in Central and South America accounted for approximately 73% of the decrease in foreign net sales and lower foreign data communication sales accounted for the rest of the decrease. The Company continues to experience softness in its communications and fiber optic hardware markets and does not expect a rebound to the previous year's sales level for the remainder of 2002.

Gross profit of $14.1 million for the three months ended September 30, 2002 decreased $1.4 million, or 9%, compared to the same period in the prior year primarily as a result of lower net sales. The Company expects its gross profit for 2002 to be lower than the previous year's level as a result of lower sales.

Cost and expenses of $12.1 million were $.5 million lower, or 4%, less than last year. The reduction is primarily due to lower commission expenses of $.3 million (included in selling expenses) as a result of lower sales, a $.2 million decrease in selling expense, and a $.4 million increase in general and administrative expenses and a $.2 million reduction in other operating expenses. The increase in general and administrative expense is due primarily to an increase in bad debt expense of $.4 million due to two domestic customers filing for protection under U.S. bankruptcy laws. The reduction in other operating expenses is primarily a result of $.4 million in lower amortization of goodwill (see NOTE D TO THE CONSOLIDATED FINANCIAL STATEMENTS- NEW ACCOUNTING PRONOUNCEMENTS).

Royalty income for the three-month period ended September 30, 2002 of $.2 million is $.2 million lower than the comparable period of 2001. The reduction is a result of the continued softness in the domestic data communication market.

Operating income of $2.2 million for the three months ended September 30, 2002 decreased $1.1 million, or 33%, compared to $3.3 million in the previous year. This decrease is a result of the $1.4 million decrease in gross profit, and a $.2 million decrease in royalty income, partially offset by a $.5 million decrease in costs and expenses. Domestic operating income of $1.2 million for the three months ended September 30, 2002 decreased $.2 million, compared to the same period in the previous year. The decrease is primarily a result of lower gross profit of $.1 million and a reduction in royalty income of $.3 million partially offset by reduced costs and expenses of $.2 million. Foreign operating income of $1.1 million for the quarter ended September 30, 2002 decreased $1.0 million, compared to the same period in 2001 primarily due to a lower gross profit of $1.2 million on lower sales volumes.

Other expense of $.1 million for the three-month period ended September 30, 2002 remained relatively unchanged when compared to 2001.

The effective tax rate on comparable results increased to 47.3% in 2002 from 33.8% in 2001 primarily as a result of receiving taxable dividends from a non-consolidated foreign affiliate. This dividend income is recorded as a decrease in the non-consolidated affiliates investment accounts in accordance with equity accounting and therefore is not included in book income. Excluding the tax on this dividend, the 2002 effective tax rate would have been 34.6%. Income taxes for the quarter ended September 30, 2002 of $1.0 million remain unchanged from the prior year as a result of lower income before income taxes partially offset by taxable dividends received from a non-consolidated foreign affiliate. The reported effective tax rate was 14% because of a lower statutory rate in the country incurring the abandonment charge.

Net income was $1.2 million for the three months ended September 30, 2002, which represents a decrease of $1.0 million, or 46% from the prior year, primarily a result of lower operating income. Basic and diluted earnings per share for the quarter ended September 30, 2002 were $.20 compared to $.38 for 2001. The prior year results included $269,000 or $.05 per share of goodwill amortization. Goodwill is not being amortized in 2002 as a result of adopting a new accounting pronouncement (see NOTE D TO THE CONSOLIDATED FINANCIAL STATEMENTS - NEW ACCOUNTING PRONOUNCEMENTS).

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

For the nine months ended September 30, 2002, consolidated net sales were $130.4 million, a decrease of $21.6 million, or 14%, from the same period in the prior year. Domestic net sales decreased $11.7 million, or 13%, and foreign sales decreased $9.9 million, or 15%. Volume decreases in products related to fiber optics accounted for approximately 55% of the decrease in domestic sales. This decrease is the result of a reduction in fiber optic construction in the United States. Lower sales volume of data communication and telecommunication accounted for the remainder of the decrease. Foreign sales in local currency were unfavorably impacted by $.8 million when converted to U.S. dollars as a result of the stronger U.S. dollar compared to most foreign currencies. Excluding this unfavorable currency impact, economic problems in Central and South America accounted for approximately 55% of the foreign sales decline and lower volume sales of data communication accounted for approximately 38% of the decrease.

Gross profit of $42.6 million for the nine months ended September 30, 2002 was a decrease of $5.1 million, or 11% compared to the prior year. The stronger U.S. dollar resulted in $.5 million lower gross profit on foreign sales in local currency when translated to U.S. dollars. Excluding the impact of foreign currency translation, gross profit decreased $4.6 million as a result of lower net sales.

Costs and expenses of $37.0 million were $2.7 million, or 7% lower than last year. The stronger dollar favorably impacted costs and expenses by $.5 million when foreign costs in local currency were translated to U.S. dollars. The remaining improvement in costs and expenses of $2.2 million was primarily due to lower commission expense (included in selling expense) of $.7 million as a result of lower sales, a $1.7 million reduction in domestic selling and administrative expense as a result of the realignment of the data communication product line undertaken during the third quarter of 2001 and lower amortization of goodwill of $.9 million (see NOTE D TO THE CONSOLIDATED FINANCIAL STATEMENTS
- NEW ACCOUNTING PRONOUNCEMENTS). These expense reductions were partially offset by a $.7 million increase in the domestic bad debt expense and a $.6 million increase in foreign marketing and selling expense to promote data communication products.

Royalty income for the nine-month period ended September 30, 2002 of $1.2 million is $.4 million lower than the comparable period of 2001. The reduction is a result of the continued softness in the domestic data communication market.

Operating income of $6.8 million for the nine months ended September 30, 2002 decreased by $2.8 million, or 30%, compared to the previous year. This decrease was a result of the $5.1 million decrease in gross profit and a $.4 million decrease in royalty income partially offset by the $2.7 million decrease in costs and expenses. Domestic operating income for the nine months ended September 30, 2002 of $4.4 million increased $.3 million compared to the same period in the previous year. The improvement in domestic operating income was primarily a result of the reduction of selling, general and administrative expenses and lower amortization of goodwill. These cost decreases more than offset the reduction in gross profit of $1.6 million and lower royalty income of $.8 million due to lower sales. Foreign operating income of $2.4 million for the nine months ended September 30, 2002 decreased by $3.1 million compared to the same period in the previous year. This decrease was primarily a result of lower gross profit of $3.5 million due to lower sales partially offset by lower sales commission and royalty expense.

Other expense of $.2 million for the nine months ended September 30, 2002 decreased $.2 million compared to 2001. The decrease in other expense is a result of a $.6 million decrease in interest expense as a result of lower debt offset by a decrease in interest income of $.4 million primarily due to interest received in 2001 on a one-time state tax refund.

Income taxes for the nine months ended September 30, 2002 of $2.4 million were $.7 million lower than the prior year of $3.2 million. The effective tax rate increased to 36.6% in 2002 from 33.8% in 2001 primarily as a result of receiving increased taxable dividends of $1.3 million from non-consolidated foreign affiliates. Excluding the tax on this dividend, the 2002 effective tax rate would have been 30.2%. The Company has a tax "holiday" in a foreign jurisdiction which grants an effective tax rate of 0% for the first two profit making years after utilizing any tax loss carryforwards, and a 50% tax reduction for the succeeding three years. The aggregate tax and per share effect of this holiday was $450,000, or $.08 per share, for the nine months ending September 30, 2002 and $230,000, or $.04 per share, in the comparable 2001 period. The reported effective income tax rate was 52.3% because of a lower statutory rate in the country incurring the abandonment charge.

As a result of the above, net income for the first nine months of 2002 was $4.2 million, which represents a decrease of $2.0 million, or 32%, from the same period in the prior year. Earnings per share for the nine months ended September 30, 2002 were $.73 compared to $1.07 for 2001. The prior year includes goodwill amortization of $555,000 or $.10 per share. Goodwill is no longer amortized beginning in 2002 (see NOTE D TO THE CONSOLIDATED FINANCIAL STATEMENTS - NEW ACCOUNTING PRONOUNCEMENTS).

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $13.9 million for the first nine months of 2002 despite only $.9 million of net income. This was primarily a result of noncash charges reducing net income by $9.0 million and $1.4 million in dividends received from non-consolidated affiliates that are excluded from book income in accordance with equity accounting. Additionally, working capital was reduced by $2.6 million.

Net cash provided by operating activities of $13.9 million for the first nine months of 2002 was an increase of $5.6 million when compared to 2001. This increase was primarily the result of a $8.2 million decrease in working capital, a $1.3 million increase in dividends from joint ventures, partially offset by lower net income of $3.2 million and a $.7 million decrease in other noncash items.

Net cash used in investing activities of $2.7 million represents a reduction of $2.5 million when compared to 2001. This reduction is primarily the result of lower capital expenditures and business acquisition costs in 2002 of $1.6 million and $1.0 million in proceeds from the sale of certain long-lived assets. The Company is continually analyzing potential acquisition candidates and business alternatives but has no commitments that would materially impact the operations of the business.

Cash used in financing activities was $8.0 million compared to $3.5 million used in financing activities in the previous year. This change of $4.5 million was primarily the result of reducing outstanding debt in the first nine months of 2002 by $4.4 million.

Although the Company believes its existing credit facilities, internally generated funds and ability to obtain additional financing will be sufficient to meet the Company's growth and operating needs for the next 12 months, there are inherent risks related to each of these sources. The Company has evaluated its long-term borrowing requirements and has completed amending its main credit facility. The lending institution has approved renewal of the credit facility and the Company's Board of Directors approved the new amendment on October 23, 2002. Consequently, the credit facility is being considered as long term at September 30, 2002. The Company's financial position remains strong and its current ratio at September 30, 2002 was 2.8:1, compared to 2.2:1 at December 31, 2001. At September 30, 2002, the Company's unused balance under its main credit facility was $35.0 million, which would be $15.0 million under the new amendment, and its debt to equity ratio was 7%. The ability to internally generate funds from continuing operations is contingent upon the Company's sales remaining at current levels or improving.

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

The Company has adopted SFAS No. 142 as of January 1, 2002. Consequently, the Company has discontinued the amortization of goodwill during 2002. In accordance with the Statement, the Company has completed the impairment test for goodwill and has determined that no adjustment to the carrying value of goodwill is required. Under this Statement goodwill will continue to be tested annually for impairment or if events or changes in circumstances indicate that the goodwill of a reporting unit might be impaired. See NOTE D TO THE CONSOLIDATED FINANCIAL STATEMENTS - NEW ACCOUNTING PRONOUNCEMENTS for further discussion.

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

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities, which consisted of borrowings of $11.5 million at September 30, 2002. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $115,000 for the nine months ended September 30, 2002.

The Company's primary currency rate exposures are related to foreign denominated debt, intercompany debt and cash and short-term investments. A hypothetical 10% change of the U.S. dollar relative to the currencies of the Company's foreign operations would have a favorable/unfavorable impact on fair values of $2.6 million and loss before taxes of $.2 million.

ITEM 4.  CONTROLS AND PROCEDURES

Each of the Company's reporting locations is required to submit financial results for consolidation utilizing a standardized comprehensive financial reporting package. Quarterly, a comprehensive questionnaire, intended to highlight changes in internal controls and operational procedures and to gain greater assurance that current accounting guidance and reporting regulations are being followed in the preparation of financial statements, is completed by each reporting location and submitted for review. The Company has initiated a quarterly internal representation letter requiring each reporting location's principal officer and principal financial officer to attest to the fairness of the presentation of financial information reported, the adequacy of internal controls and procedures, and disclosure of any known acts of fraud. In addition the Company's Audit Committee appoints an independent accounting firm to perform annual audits. Quarterly reviews are performed on a rotational basis at each of the Company's foreign subsidiaries reporting locations. The independent accounting firm has complete and open access to all financial records, internal controls and operating procedures. As part of their audit procedures, they review the documents previously mentioned and openly discuss any concerns with the Company's management and independently with the Company's Audit Committee before any disclosures are made. Finally, the Company reviews the adequacy of disclosure with its independent accountants and outside legal counsel.

We have completed our evaluation of the disclosure controls and procedures of the Company as of October 25, 2002 and the Company's principal executive officer and principal financial officer have concluded that they are effective and are designed to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to the Company's principal executive and principal financial officers. Further, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to our evaluation.


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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Exhibits

         None

     (b) Reports on Form 8-K

         On August 14, 2002 the Company filed Form 8-K for Regulation FD Disclosure.

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

       - The Company's ability to compete in the domestic data communications market;

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

November 7, 2002                /s / Robert G. Ruhlman
                                ----------------------
                                Robert G. Ruhlman
                                President and Chief Executive Officer
                                (Principal Executive Officer)

November 7, 2002                /s / Eric R. Graef
                                -------------------
                                Eric R. Graef
                                Vice President - Finance and Treasurer
                                (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Robert G. Ruhlman, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Preformed Line
Products;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

                                      /s / Robert G. Ruhlman
                                      -------------------------------------
                                      Robert G. Ruhlman
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

I, Eric R. Graef, Vice President-Finance and Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Preformed Line
Products;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

                                    /s / Eric R. Graef
                                    --------------------------------------
                                    Eric R. Graef
                                    Vice President - Finance and Treasurer
                                    (Principal Accounting Officer)