Form 10-K
period 2002-12-31
PREFORMED LINE PRODUCTS CO
filed 2003-03-26
CIK 80035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the fiscal year ended December, 31, 2002

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

                      COMMON SHARES, $2 PAR VALUE PER SHARE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ____ No _X__

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 28, 2002 was $36,987,400, based on the closing price of such common shares, as reported on the NASDAQ National Market System. As of March 17, 2003, there were 5,772,710 common shares of the Company ($2 par value) outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2003 are incorporated by reference into Part III Items 10, 11, 12, and 13.

                                TABLE OF CONTENTS

                                                                                                               PAGE
PART I.

            Item 1.     Business .............................................................................   3

            Item 2.     Properties............................................................................  10

            Item 3.     Legal Proceedings ....................................................................  12

            Item 4.     Submission of Matters to a Vote of Security Holders...................................  12

PART II.

            Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters .................. 13

            Item 6.     Selected Financial Data ............................................................... 14

            Item 7.     Management Discussion and Analysis of Financial Condition and Results
                          of Operations........................................................................ 14

            Item 7A.    Quantitative and Qualitative Disclosures............................................... 22

            Item 8.     Financial Statements and Supplementary Data............................................ 23

            Item 9.     Changes in and Disagreements with Accountants on Accounting and
                          Financial Disclosure................................................................. 42

PART III.

            Item 10.    Directors and Executive Officers of the Registrant .................................... 42

            Item 11.    Executive Compensation ................................................................ 42

            Item 12.    Security Ownership of Certain Beneficial Owners and Management ........................ 43

            Item 13.    Certain Relationships and Related Transactions ........................................ 43

            Item 14.    Controls and Procedures ............................................................... 43


PART IV.

            Item 15.    Exhibits, Financial Statements Schedules and Reports on Form 8-K ...................... 43

SIGNATURES .................................................................................................... 45

CERTIFICATIONS ................................................................................................ 46

Schedule II - Valuation and Qualifying Accounts ............................................................... 48

                           FORWARD-LOOKING STATEMENTS

         This Form 10-K and other documents we file with the Securities and Exchange Commission contain forward-looking statements regarding the Company's and management's beliefs and expectations. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance (as opposed to historical items) and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the Company's control. Such uncertainties and factors could cause the Company's actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

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

         - The Company's ability to recover sales in the telecommunication markets;

         - The Company's ability to have continued success in emerging markets such as China;

         -  The Company's ability to internally develop new products; and

         - Other factors disclosed previously and from time to time in the Company's filings with the Securities and Exchange Commission. These filings can be found on the Securities and Exchange Commission's website at www.sec.gov.

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

         Preformed Line Products Company ("the Company") is an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, communications, cable (TV) provider, information (data communication) and other similar industries. The Company's primary products support, protect, connect, terminate and secure cables and wires. The Company also manufactures a line of products serving the voice and data transmission markets. The Company's goal is to continue to achieve profitable growth as a leader in the innovation, development, manufacture and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets.

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

         The Company's products include:

         -  Formed Wire and Related Hardware Products

         -  Protective Closures

         -  Data Communication Interconnection Devices

         Formed Wire Products are used in the energy, communications and cable industries to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics (e.g., vibration). These products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape. Advantages of using the Company's helical formed wire products are that they are economical, and dependable and easy to use. The Company introduced formed wire products to the power industry over 50 years ago and such products enjoy an almost universal acceptance in the Company's markets. Formed wire and related hardware products are approximately 47%, 44%, and 50% of the Company's revenues in 2000, 2001 and 2002, respectively.

         Protective Closures, including splice cases, are used to protect copper cable or fiber optic cable from moisture, environmental hazards and other potential contaminants. Protective closures are approximately 29%, 34% and 28% of the Company's revenues in 2000, 2001 and 2002, respectively.

         Data Communication Interconnection Devices are products used in high-speed data systems to connect electronic equipment. Data communication interconnection devices are approximately 24%, 22% and 22% of the Company's revenues in 2000, 2001 and 2002, respectively.

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

         The success of the Company's formed wire products in the United States led to expansion abroad. The first international license agreement was established in the mid-1950s in Canada. In the late 1950s the Company's products were being sold through joint ventures and licensees in Canada, England, Germany, Spain and Australia. Additionally, the Company began export operations and promoted products into other selected offshore markets. The Company continued its expansion program, bought out most of the original licensees, and, by the mid-1990s, had complete ownership of operations in Australia, Brazil, Canada, Great Britain, South Africa and Spain and held a minority interest in two joint ventures in Japan.

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

         In 1968, the Company expanded into the underground telecommunications field by acquisition of the Smith Company located in California. The Smith Company had a patented line of buried closures and pressurized splice cases. These closures and splice cases protect copper cable openings from environmental damage and degradation. The Company continued to build on expertise acquired through the acquisition of the Smith Company and in 1995 introduced the highly successful Coyote closure line of products. Since 1995 nine domestic and three foreign patents have been granted to the Company on the Coyote closure. None of the Coyote patents have expired. The earliest Coyote patent was filed in April 1995 and will not expire until April 2015.

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

         The Company's corporate headquarters is located at 660 Beta Drive, Mayfield Village, Ohio 44143. Telephone number (440) 461-5200.

BUSINESS

         The demand for the Company's products comes primarily from new customers, maintenance and repair construction for the energy industry, communication and data communication customers. Over the past several years a significant portion of the Company's growth has been generated by customers of the Company's power transmission and fiber optic products. Maintenance construction by the Company's customers use many of the Company's products, including formed wire products, to revitalize the aging outside plant infrastructure. Many of the Company's products are used on a proactive basis by the Company's customers to reduce and prevent lost revenue. A single malfunctioning line could cause the loss of thousands of dollars per hour for a power or communication customer. A malfunctioning fiber cable could also result in substantial revenue loss. Repair construction by the Company's customers generally occurs in the case of emergency or natural disasters, such as hurricanes, tornadoes, earthquakes, floods or ice storms. Under these circumstances, the Company provides 24-hour service to get the repair products to customers as quickly as possible.

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

         In the early 1980s, fiber optic cable was first deployed in the outside plant environment. Through fiber optic technologies, a much greater amount of both voice and data communication can be transmitted reliably. In addition, this technology solved the cable congestion problem that the large count copper cable was causing in underground, buried and aerial applications. The Company developed and adapted copper closures for use in the emerging fiber optic world. In the late 1980s, the Company developed a series of splice cases designed specifically for fiber application. In the mid-1990s, the Company developed its plastic Coyote closure. The Coyote closure is an example of the Company developing a new line of proprietary products to meet the changing needs of its customers.

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

         Electric Utilities - Transmission. The electric transmission grid is the interconnected network of high voltage aluminum conductors used to transport large blocks of electric power from generating facilities to distribution networks. Currently, there are three major power grids in the United States: the Eastern Interconnect, the Western Interconnect and the Texas Interconnect. Virtually all electrical energy utilities are connected with at least one other utility by one of these major grids. The Company believes that the transmission grid has been neglected throughout much of the United States for more than a decade. Additionally, because of deregulation, many electric utilities have turned this responsibility over to Independent System Operators (ISOs), who have also been slow to add transmission lines. With demand for power now exceeding supply in some areas, the need for the movement of bulk power from the energy-rich states to the energy-deficient areas means that new transmission lines will likely be built and many existing lines will likely be refurbished. In addition, consolidations are also driving the demand for new transmission lines, because merged utilities need to tie their systems together. The Company believes that this will generate growth for the Company's products in this market over at least the next several years. In addition, construction of international transmission grids is occurring in many regions of the world. However, consolidation in the markets the Company services may also have an adverse impact on the Company's revenues.

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

         Communication and Cable. The communications and cable industries have seen a major reduction in new and maintenance related construction both domestically and worldwide over the past 18 months. Major developments, including the Internet and other high-speed data communications technologies, ongoing convergence between the cable and communications industries, and demand for enhanced communications services, have led to a changing regulatory and competitive environment in many markets throughout the world. The deployment of new metro networks and improvements to existing networks for advanced applications has also stopped or been put on hold for the foreseeable future.

         Cable operators, local communications operators and power utilities are building, rebuilding or upgrading signal delivery networks in developing countries. These networks are designed to deliver video and voice transmissions and provide Internet connectivity to individual residences and businesses. Operators deploy a variety of network technologies and architectures, to carry broadband and narrowband signals. These architectures are constructed of electronic hardware connected via coaxial cables, copper wires or optic fibers. The Company manufactures closures that these industries use when they require connections or splice housings in a secure, protective closure and cable management connectivity systems.

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

         Other Markets. The Company's formed wire products can also be used in other industries which require a method of securing or terminating cables, including the metal building and tower and antenna industries, the arborist industry, and various applications within the marine systems industry. Products other than formed wire products are also marketed to other industries. For example, the Company's urethane capabilities allow it to market products to the light rail industry. The Company continues to explore new and innovative uses of its manufacturing capabilities; however, these markets remain a small portion of overall consolidated sales.

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

         While a number of the Company's foreign plants are in developed countries, the Company believes it has strong market opportunities in developing countries, in particular, China, where the need for the transmission and distribution of electrical power is significant. The Company is now serving the Far East market, other than China and Japan, primarily from Australia. In addition, as the need arises, the Company is prepared to establish new manufacturing facilities abroad. For example, in January 2001 the Company moved its Mexican manufacturing operations from a leased facility in Mexico City, Mexico to a newly constructed facility in Queretaro, Mexico.

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

         In 1979, the Company relocated and expanded its Research and Engineering Center as a 29,000-square-foot addition to its World Headquarters in Mayfield Village, Ohio. The Company believes that this facility is one of the most sophisticated in the world in its specialized field. The expanded Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling. Today, the Company's reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a major asset. In addition to testing, the work done at the Company's Research and Development Center continues to fuel product development efforts. For example, the Company estimates that approximately 15% to 20% of 2002 revenues were attributed to products developed by the Company in the past five years. In addition, the Company's position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission). These organizations are charged with the responsibility of establishing industrywide specifications and performance criteria. See Note A to the Consolidated Financial Statements for information relating to the Company's research and development expenses in 2000, 2001 and 2002.

PATENTS

         The Company applies for patents in the United States and other countries, as appropriate, to protect its significant patentable developments. As of December 31, 2002, the Company had in force 57 U.S. patents and 20 foreign patents in 16 countries and had pending 15 U.S. patent applications and 12 foreign applications. While such domestic and foreign patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company's business. The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company's business as a whole or to any of its businesses. Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks. The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology. As of December 31, 2002, the Company had obtained U.S. registration on 34 trademarks and one trademark application remained pending. Foreign registrations amounted to 142 registrations in 37 countries, with 21 pending foreign registrations.

         Since June 8, 1995, United States patents have been issued for terms of 20 years beginning with the date of filing of the patent application. Prior to that time, a U.S. patent had a term 17 years from the date of its issuance. Patents issued by foreign countries generally expire 20 years after filing. U.S. and foreign patents are not renewable after expiration of their initial term. U.S. and foreign trademarks are generally speaking perpetual, renewable in 10-year increments upon a showing of continued use. To the knowledge of management the Company has not been subject to any significant allegation or charges of infringement of intellectual property rights by any organization.

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

         - The Company's Research and Engineering Center in Cleveland, Ohio and departments of subsidiary locations maintain a strong technical support function to develop unique solutions to customer problems.

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

         - The Company's 15 manufacturing locations ensure close support and proximity to customers worldwide.

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

         Minnesota Manufacturing and Mining Company ("3M") is the primary domestic competitor of the Company for pressurized copper closures. The Company believes that 3M's market share for pressurized closures exceeds that of the Company. Based on its experience in the industry, the Company believes its market share exceeds 30%. Internationally, with the exception of Canada, the Company is just beginning to enter the closure market. The fiber optic closure market is one of the most competitive product areas for the Company, with the Company competing against, among others, Tyco International Ltd. and 3M. There are a number of primary competitors and several smaller niche competitors that compete at all levels in the marketplace. The Company believes that it is one of four leading suppliers of fiber optic closures.

         The Company's data communication competitors range from assemblers of low cost, low quality components, to well-established multinational corporations. The Company's competitive strength is its technological leadership and worldwide presence. Additionally, the Company provides product to its licensees and other companies on a privately branded basis. Patented technology developed by the Company is currently licensed to many of its largest competitors. Low-cost Asian competitors, however, keep pressure on prices and will continue to do so.

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

         Most plastic resins are purchased under annual contracts to stabilize costs and improve delivery performance and are available from a number of reliable suppliers. Aluminized steel wire and aluminum re-draw rod are purchased in standard stock diameters and coils under annual contracts available from a number of reliable suppliers. Rolled stainless steel is purchased under annual contracts. Glass-filled plastic compound is purchased under an annual blanket contract with GE Polymerland. The Company has substantially completed the final qualification for alternatives to the glass-filled plastic compound purchased from GE Polymerland in order to improve the Company's cost control efforts.

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

BACKLOG ORDERS

         The Company's backlog is not material. The Company's order backlog generally represents two to four weeks of sales. All customer orders entered are firm at the time of entry. Substantially all orders are shipped within a two to four week period unless the customer requests an alternative date.

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

         Although no assurances can be given, the Company believes it is in compliance in all material respects with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability. The Company does not expect to make any material capital expenditure during 2003 for environmental control facilities. The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays. However, the Company does not believe that these expenditures should ultimately result in a material adverse effect on its financial position or results of operations. The Company cannot predict the precise effect such future requirements, if enacted, would have on the Company, although the Company believes that such regulations would be enacted over time and would affect the industry as a whole.

EMPLOYEES

         At December 31, 2002, the Company and its consolidated subsidiaries had 1,344 employees. Approximately 52% of the Company's employees are located in the United States.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders of the Registrant during the quarter ended December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT




Name                       Age       Position
-----------------------   -------    ------------------------------------------------
Jon R. Ruhlman              75       Chairman of the Company
Robert G. Ruhlman           46       President and Chief Executive Officer
R. Jon Barnes               50       Vice President - Marketing and Sales
Eric R. Graef               50       Vice President - Finance and Treasurer
William H. Haag             39       Vice President - International Operations
Robert C. Hazenfield        49       Vice President - Research and Engineering
J. Cecil Curlee Jr.         46       Vice President - Human Resources


         The following sets forth the name and recent business experience for each person who is an executive officer of the Company at March 1, 2003.

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

         Robert C. Hazenfield has served as Vice President--Research and Engineering since April 1998. He served as Director of Research and Engineering from January 1998 until April 1998.

         J. Cecil Curlee Jr. was hired in 1982 in the position of Personnel Manager at the Albemarle, North Carolina facility. He was promoted to Director of Employee Relations in September 2002 and was elected Vice President, Human Resources in January 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

         The Company's Common Shares are traded on NASDAQ under the trading symbol "PLPC". As of March 17, 2003, the Company had approximately 223 shareholders of record. The following table sets forth for the periods indicated
(i) the high and low closing sale prices per share of the Company's Common Shares as reported by the NASDAQ and the over-the-counter market (OTC) under the symbol "PLIN" and (ii) the amount per share of cash dividends paid by the Company. The Company's Common Shares began trading on the NASDAQ on September 18, 2001. The OTC Common Share price history below is based on the high and low selling price as quoted by McDonald Investments, Inc. a market maker for the Company's Common Shares. The quotations do not reflect adjustments for retail markups, markdowns or commissions and may not necessarily reflect actual transactions.

         While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company's Board of Directors in light of then current needs of the Company. Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.


                                                     Years Ended
                    -------------------------------------------------------------------------------
                               December 31, 2002                         December 31, 2001
                    ---------------------------------------    ------------------------------------
Quarter                High         Low        Dividend           High        Low       Dividend
---------------------------------------------------------------------------------------------------
First                    $ 20.25      $ 18.25        $ 0.20         $ 17.25    $ 13.00       $ 0.15
Second                     20.45        18.15          0.20           22.00      13.88         0.20
Third                      20.23        16.80          0.20           21.00      17.00         0.20
Fourth                     19.70        15.65          0.20           19.50      14.50         0.20


EQUITY COMPENSATION PLAN INFORMATION

         The information required by Item 201(d) of Regulation S-K is set forth in Note G to the Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                           Year ended December 31
                                                 ------------------------------------------------------------------------
                                                       2002           2001        2000          1999           1998
                                                 ------------------------------------------------------------------------
                                                                 Thousands of dollars, except per share data
Net Sales and Income
Net sales                                             $ 169,842    $ 196,365   $ 207,332      $ 195,245      $ 216,244
Operating income (loss)                                    (426)       7,571      18,805         14,155         27,952
Income (loss) before income taxes                          (579)       7,432      17,135         14,729         28,464
Net income (loss)                                        (1,140)       5,176      11,051         10,201         19,006

Per Share Amounts*
Net income (loss) - basic and diluted                 $   (0.20)   $    0.90   $    1.91      $    1.71      $    3.10
Dividends declared                                         0.80         0.75        0.60           0.60           0.58
Shareholders' equity                                      19.76        20.98       21.47          20.45          19.91

Other Financial Information
Current assets                                        $  78,522    $  83,230   $  87,783      $  84,531      $  84,250
Total assets                                            144,784      161,190     170,611        159,664        157,717
Current liabilities                                      23,954       37,638      26,244         24,790         24,002
Long-term debt                                            5,847        2,341      20,160         14,507         11,110
Shareholders' equity                                    114,096      120,780     123,856        119,194        121,776


* Reflects adjustment for two-for-one stock split effected in the form of a 100% stock dividend on June 10, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

         The evolving regulatory environment in the energy and communication sectors over the last several years has forced the incumbent energy and communications service providers to share their networks with competitors. The effect of this policy has been twofold. It has discouraged start-up businesses from building their own networks, instead allowing them to piggyback on incumbent networks at low costs. Meanwhile, incumbents bear the full burden of the cost of maintaining the networks that they are forced to share in the face of increased competition. The result has severely limited the amount of capital these companies invest in both new construction and maintaining the existing infrastructure.

         The regional Bell telephone companies (Bells) are the Company's primary customers in the telecommunications market. The recent Federal Communications Commission (FCC) ruling dictated that these Bells must continue leasing their lines to rivals such as WorldCom and AT&T Corp. The Bells claim that the lease rates are below their cost of providing service. Consequently, the incentive for the Bells to increase capital investment is minimized. However, the FCC eased the old regulation requiring the Bells to share their high-speed lines with their competitors. This increases the possibility that the Bells will become more aggressive in providing broadband equipment and lines to homes.

         One of the major communication market sectors that was hit the hardest was the fiber optic infrastructure. During the late 1990s, a tremendous amount of fiber optic construction was driven by the assumption that capacity was required to manage an Internet economy with endless potential for growth. But by 2001, it became apparent that such expectations were exaggerated, and dot-com era optimism gave way to the realization that there was a major overbuild in the fiber optic infrastructure. The boom in construction resulted in significant fiber capacity that was not being fully utilized. Current estimates show it may be years before this excess capacity is absorbed and additional construction projects get under way.

         A worldwide telecom recession, added competition from the burgeoning cell-phone industry, overblown expectations and optimism from the dot-com era, a glut of fiber optic infrastructure and the irregularities in business practices of certain communications companies contributed to the contraction of this market over the last several years.

         Many of the Company's customers in the energy and communications markets contend with very high debt burdens, which have resulted in numerous bankruptcies, employee reductions and shrinking capital budgets.

OVERVIEW

         The Company's 2002 results continued to deteriorate as a result of the foregoing and, in particular, the lack of capital spending in the energy, fiber optic cable, and telecommunications markets during 2002. Net sales and the resulting gross profit decreased 14% from the previous year. Sales in the Asia Pacific markets increased while sales in the North and South American marketplace decreased. Domestic sales accounted for approximately 66% of the decrease in consolidated sales as the communications markets (fiber optic and data communication) continued to contract. Latin American sales accounted for approximately 33% of the decrease as a result of the present governmental climate and the softness of their currency compared to the U.S. dollar. Changes in translation rates accounted for a $1.9 million reduction in sales.

         During the third quarter of 2002, the Company recorded pre-tax abandonment charges of $4.7 million related to its European data communications operations. This entails winding down a manufacturing operation, closing five sales offices, terminating leases and reducing personnel by approximately 130. This action was taken as a result of the continuing decline in the global telecommunication and data communication markets and after failing to reach agreement on an acceptable selling price on product supplied to a significant foreign customer. Approximately $3.3 million of the charge is related to asset write-downs, of which $2.1 million of inventory write-offs were recorded in Cost of products sold and $1.2 million of write-offs related to receivables were included in Costs and expenses on the Statements of Consolidated Operations. The remaining $1.4 million of the charge, included in Cost of products sold and Costs and expenses, relates to cash outlays for employee severance cost, cost of exiting leased facilities, the termination of other contractual obligations and transitional costs. Approximately $.5 million of the latter category of expenses was expended as of December 31, 2002, and the remaining cash outlays are anticipated to be completed by June 30, 2003. Other unusual charges recorded during the year included a $1.6 million asset impairment charge in accordance with Statement of Financial Accounting Standards (SFAS) No.142, Goodwill and Other Intangible Assets, a charge of $.8 million to expense premiums paid in excess of cash surrender value on life insurance policies and a charge of $.5 million related to the cumulative translation adjustment for the abandoned operation. These unusual charges, which the Company believes to be one-time charges, reduced pretax income by $7.6 million and resulted in a reported loss of $1.1 million or $.20 per share in 2002.

         During the third quarter of 2001, the Company recorded realignment charges related to its data communication business that resulted in a pre-tax charge of $3.1 million. These charges related to abandoning a three-year effort to enter the domestic market for local area network hubs and media converters and re-evaluation of the strategy for penetrating the Asia-Pacific market with its data communication products. The pre-tax charge of $3.1 million consisted of: $2.0 million of inventory write-offs (included in Cost of products sold); $.7 million write-down of assets (included in Costs and expenses); and $.4 million in severance payments, lease cancellations and related expenses (included in Costs and expenses).

           The following table sets forth the Company's summarized results of operations for 2002 and 2001, deducting the unusual charges and realignment charges to arrive at amounts that are comparable. See Notes I and J in the Notes to Consolidated Financial Statements for a detailed discussion of these charges. These comparable results will be used to discuss 2002 results of operations compared to 2001. The Company believes this presentation provides greater clarity of the impact of the unusual charges on reported results by caption, allowing for a more thorough discussion of the remaining fluctuations in the results of operations by the Company's domestic and foreign segments.

                                                                       Year ended December,
                                  --------------------------------------------------------------------------------------------
                                                       2002                                             2001
                                  -------------------------------------------      -------------------------------------------
Thousands of dollars, except per share data

                                                                                                      Business
                                    Reported          Unusual      Comparable        Reported        Realignment     Comparable
                                     Results          Charges       Results          Results           Charges        Results

NET SALES AND INCOME (LOSS)
Net sales                          $ 169,842                -      $ 169,842        $ 196,365               -       $ 196,365
Gross profit                          50,669            2,580         53,249           59,099           1,988          61,087

Costs and expenses
  Selling                             21,870              714         21,156           24,924             287          24,637
  General and administrative          22,346            1,534         20,812           20,815             170          20,645
  Research and engineering             5,604                -          5,604            6,236              17           6,219
  Other operating (income) expense     1,020            1,171           (151)           1,568             659             909
  Asset impairment                     1,621            1,621              -                -               -               -
                                  -----------    -------------   ------------      -----------   -------------    ------------
                                      52,461            5,040         47,421           53,543           1,133          52,410

Royalty income - net                   1,366                -          1,366            2,015               -           2,015
                                  -----------    -------------   ------------      -----------   -------------    ------------

Operating income (loss)                 (426)           7,620          7,194            7,571           3,121          10,692

Other expense                           (153)               -           (153)            (139)              -            (139)
                                  -----------    -------------   ------------      -----------   -------------    ------------

Income (loss) before income tax         (579)           7,620          7,041            7,432           3,121          10,553

Income tax                               561            1,957          2,518            2,256           1,092           3,348
                                  -----------    -------------   ------------      -----------   -------------    ------------

Net income (loss)                     (1,140)           5,663          4,523            5,176           2,029           7,205
                                  ===========    =============   ============      ===========   =============    ============

PER SHARE AMOUNTS, BASIC AND DILUTED
Net income (loss)                    $ (0.20)          $ 0.98         $ 0.78           $ 0.90          $ 0.35          $ 1.25



2002 RESULTS OF OPERATIONS COMPARED TO 2001

         In 2002 consolidated net sales were $169.8 million, a decrease of $26.5 million, or 14%, from 2001.

         Domestic net sales of $95.8 million decreased $17.4 million, or 15%, due primarily to the continued softness in the data communication market and the collapse of the fiber optic cable market. Lower sales volume accounted for the majority of this decrease. The Company does not anticipate a significant favorable change from the present conditions in the data communication, fiber optic cable and related communication markets in the near term. Although the current market has contracted significantly, the Company believes that it has been able to maintain its market position by maintaining its existing customers while cultivating new ones. The Company believes that eventually the pent-up requirement to repair, replace and upgrade the current domestic infrastructure in the energy and communication markets, together with the construction initiatives to connect homes and businesses to the fiber optic cable in order to recover initial investments made in the fiber infrastructure, will lead to an expansion in the fiber optic, telecommunication, and energy markets served by the Company. The Company is developing several new products and modifying existing products in order to take advantage of the anticipated communication market expansion. However, no assurance can be given as to when the anticipated demand will materialize or that it will materialize at all.

         Foreign net sales of $74 million decreased $9.1 million, or 11%, compared to last year. A decrease in sales in Latin American countries as a result of governmental reductions of capital expenditures for the improvement and expansion of communication and energy grids accounted for 75% of the decrease in foreign sales. The weakening of certain Latin American currencies against the U.S. dollar accounted for 21% of the decrease in foreign sales. These sales decreases, coupled with $2.9 million lower foreign data communication sales, were partially offset by sales increases in the Asia Pacific and Western European regions. No individual foreign country accounted for 10% or more of the Company's consolidated net sales. Presently, the Latin American economic and political environment continues to be of concern and the Company has taken initiatives to reduce its cost structure in that region until the market recovers. As a result of the depressed Latin American market and the abandonment of the European data communications operations in 2002, the Company's 2003 foreign sales are anticipated to decline by approximately 10%.

         Gross profit of $53.2 million for 2002 declined $7.8 million, or 13%, compared to 2001. This decrease is primarily the result of lower sales. Domestic gross profit decreased $3.5 million and foreign gross profit decreased $4.3 million compared to the previous year. Improvements in domestic manufacturing efficiencies and cost containment initiatives slightly improved the 2002 gross profit as a percent of sales.

         Costs and expenses of $47.4 million decreased $5 million, or 10%, from 2001.

         Domestic costs and expenses decreased $3.2 million from 2001 to $31 million. Selling expense was $13.4 million, a decrease of $2.2 million primarily as a result of a $.4 million reduction in commissions on lower sales, a $1 million decrease related to a reduction in employment levels and a $.6 million reduction in advertising and sales promotion. General and administrative expense increased $.7 million to $13.5 million compared to $12.8 million in 2001. This increase was due to an increase in bad debt expense of $1.0 million offset by decreased professional fees of $.3 million relating to registering the Company's common shares with the Securities and Exchange Commission during 2001. The increase in bad debt expense was attributable to several telecommunication customers declaring bankruptcy during 2002. Research and Engineering expense of $4.3 million represents a decrease of $.4 million from 2001 principally as a result of employee reductions. Other operating income of $.2 million improved $1.3 million from 2001, primarily as a result of lower goodwill and intangible asset amortization of $1.1 million, as a result of the adoption of SFAS No. 142.

         Foreign costs and expenses decreased to $16.4 million or $1.8 million, when compared to 2001. The stronger dollar favorably impacted costs and expenses by $.5 million when foreign costs in local currency were translated to U.S. dollars. Excluding the currency impact, foreign selling expense of $7.7 million decreased $1.3 million. Lower commissions as a result of lower sales accounted for approximately one-half of this decrease. General and administrative expenses of $7.3 million decreased $.5 million due to employment reductions and other costs reduction efforts. Other operating expense increased $.5 million primarily as a result of the gain on disposal of assets being reduced by $.3 million when compared to 2001.

         Royalty income for the year ended December 31, 2002 of $1.4 million is $.7 million lower than 2001 as a result of the decline in the domestic data communication market.

         Operating income of $7.2 million for the year ended December 31, 2002 decreased $3.5 million, or 33%, compared to the previous year. This decrease was primarily a result of the $7.8 million decrease in gross profit, the decrease in royalty income of $.7 million offset by the $5 million reduction in costs and expenses. Domestic operating income decreased $1.1 million to $3 million in 2002 as a result of $3.5 million lower gross profit and the $.8 million reduction in royalty income partially offset by the $3.2 million reduction in domestic costs and expenses. Foreign operating income of $4.2 million decreased $2.4 million compared to the previous year primarily due to the $4.3 million decrease in gross profit partially offset by the $1.8 million reduction in costs and expenses. The Company's foreign operating income includes $2.6 million in income from China partially offset by operating losses of $1.4 million in Latin America and $.6 million in the European data communications operations. The operating income attributable to China included the positive effect of a tax holiday (see Note F in the Notes to Consolidated Financial Statements), which will not be in effect to the same degree in 2003 and future years, and two major projects. There can be no assurance that the Company will sell products for similar projects during 2003.

         Other expense for the year ended December 31, 2002 of $.2 million remained relatively unchanged from 2001 because a $.7 million reduction in interest expense resulting from lower debt was offset by a $.4 million decrease in interest income primarily due to interest received in 2001 on a one-time state tax refund and a $.4 million reduction in foreign joint venture equity income.

         Income tax for the year ended December 31, 2002 of $2.5 million was $.8 million lower than the prior year. The effective tax rate increased to 36% in 2002 from 32% in 2001 primarily as a result of receiving dividends of $1.6 million from foreign equity investments, which are excluded from book income. Excluding the tax effect of this item, the effective rate would have been 29%. The Company has a tax holiday in China which grants an effective tax rate of 0% for the first two profit making years after utilizing any tax loss carryforwards and a 50% tax reduction for the succeeding three years which begins with 2003. The aggregate tax and per share favorable effect of this holiday was $.8 million or $.13 per share in 2002 and $.5 million or $.08 per share in 2001. The tax rate in China will increase from 0% in 2002 to 15% in 2003 resulting in an anticipated increase in income taxes of approximately $.3 million on sales comparable to 2002. See Note F in the Notes to Consolidated Financial Statements for further discussion of the differences between the overall statutory tax rate and the effective rate.

         As a result of the above, net income for the year ended December 31, 2002 was $4.5 million which represents a decrease of $2.7 million, or 38%, compared to comparable results in 2001.

2001 RESULTS OF OPERATIONS COMPARED TO 2000

         In 2001, consolidated net sales were $196.4 million, a decrease of $11 million, or 5%, from 2000. Domestic net sales decreased $12.5 million, or 10%, primarily as a result of a decrease in volume. The volume decrease was attributable to softness in the domestic market for both the Company's data communication and formed wire products. Although the Company cannot quantify the amount, it believes the events of September 11th exacerbated an already slowing North American economy. The Company's 2001 fourth quarter revenues of $44.3 million were 10% below those of the fourth quarter 2000 and the third quarter of 2001. Foreign net sales increased $1.5 million, or 2%, primarily as a result of higher volumes. The stronger dollar in 2001 had a negative impact of $8.4 million when foreign sales were converted from native currency to U.S. dollars. Excluding the impact of foreign currency, foreign sales would have increased by 12% and consolidated sales would have decreased by only 1%.

         Gross profit declined $4.4 million, or 7%, in 2001 compared to 2000. This decrease was primarily attributable to lower sales, including the impact of the stronger dollar.

         Costs and expenses of $53.5 million increased $6.6 million, or 14%, over 2000. Expenses related to the introduction of the Company's data communication products to foreign markets accounted for approximately 57% of this increase while approximately 17% of the increase was the result of the business realignment charge. The rest of the increase was due to general increases including expenses associated with moving a plant in Mexico and fees associated with registering the Company's common shares with the Securities and Exchange Commission and listing the Company's common shares on the NASDAQ.

         Royalty income of $2 million decreased $.2 million from 2000 as a result of higher foreign data communication royalty expense.

         Operating income of $7.6 million is a decrease of $11.2 million, or 60%, from 2000. This decrease was the result of the $4.4 million decrease in gross profit, the increase in costs and expenses of $6.6 million and the $.2 million decrease in royalty income.

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

         Overall, net income for 2001 of $5.2 million decreased $5.9 million, or 53%, compared to 2000. Earnings per share were $.90 for 2001 compared to $1.91 in 2000. Earnings per share for 2001 would have been $1.25 if the realignment charge was excluded.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $18.6 million for 2002 despite a $1.1 million net loss. This was primarily a result of non-cash charges of $12.8 million included in the determination of the loss and $1.6 million in dividends received from non-consolidated affiliates that are excluded from book income in accordance with equity accounting. Additionally, working capital was reduced by $5.3 million.

         Net cash used in investing activities was $3.5 million in 2002. During 2002, the Company sold the land and building of its former Birmingham foundry. This sale accounted for the majority of the amount included in proceeds from the sale of property and equipment. At December 31, 2002, the Company had open uncompleted purchase commitments for inventory and capital equipment of $.7 million. The Company is continually analyzing potential acquisition candidates and business alternatives but has no commitments that would materially impact the operations of the business. In addition, the Company has announced that it is pursuing strategic alternatives with respect to its domestic data communication operations.

         Cash used in financing activities was $12.2 million in 2002. This consisted primarily of a reduction in debt of $7.9 million and dividend payments of $4.6 million.

         The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment and computer equipment. See Note E in the Notes to Consolidated Financial Statements for further discussion on the future minimal rental commitment under these leasing arrangements. One such lease is for the Company's aircraft with a lease commitment through April 2012. Under the terms, the Company maintains the risk for the residual value in excess of the market value for the aircraft. At the present time, the Company believes its risks, if any, to be immaterial because the estimated market value of the aircraft approximates its residual value.

         The Company has evaluated its long-term borrowing requirements and completed amending its main credit facility. The bank approved the renewal of the credit facility and the Company's Board of Directors approved the new amendment during 2002. The Company's amendment to its primary revolving credit agreement matures December 31, 2005. The new amendment replaces the $40 million revolving credit agreement that would have expired on December 31, 2002 with a $20 million commitment. Interest rates under the amended revolving credit agreement are at the money market rate plus 1%. The effective interest rate at December 31, 2002 was 2.31%. The amended revolving credit agreement contains among other provisions, requirements for maintaining levels of working capital, net worth, and profitability. At December 31, 2002, the Company was not in compliance with a covenant related to interest expense coverage as a result of incurring a loss for the year. The Company has received a waiver from the bank related to the non-compliance. See Note D in the Notes to Consolidated Financial Statements for a more complete discussion of the Company's debt and credit arrangements. The Company's financial position remains strong and its current ratio at December 31, 2002 was 3.3:1 compared to 2.2:1 at December 31, 2001. At December 31, 2002, the Company's unused balance under its main credit facility was $15.5 million and its debt to equity percentage was 7%.

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

         Contractual obligations are summarized in the following table:



                                                              Payments Due by Period
                                       ---------------------------------------------------------------------
                                                        Less than
          Contractual Obligations         Total           1 year       1-3 years  4-5 years    After 5 years
         --------------------------    ------------   --------------   ---------  ----------   -------------
               In thousands

         Long-Tem Debt                     $ 7,523         $ 1,676      $ 5,077     $   770               -
         Operating Leases                   16,822             942        1,593       1,428        $ 12,859
         Purchase Commitments                  668             220          448           -               -




NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangibles continue to be amortized over their useful lives and will be assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

         The Company has adopted SFAS No. 142 as of January 1, 2002. Consequently, the Company discontinued the amortization of goodwill during 2002. Under this Statement, goodwill will be tested annually for impairment or if events or changes in circumstances indicate that the goodwill of a reporting unit might be impaired. The Company does not have any intangibles with indefinite lives except for goodwill. During the fourth quarter of 2002, the Company performed an interim goodwill impairment test pursuant to SFAS No. 142. The test was performed on one of the Company's domestic reporting units. To estimate the fair value of the reporting unit, management made estimates and judgements about future cash flows based on assumptions consistent with the Company's long-range plans. In addition, the Company used information obtained through market mechanisms to ascertain the fair value of its reporting unit. Based on the results of this analysis, it was determined that the goodwill of this reporting unit was fully impaired, and accordingly the Company recorded an asset impairment charge of $1.6 million.

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

         During November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value. The initial recognition and measurement provisions of FIN 45 are applicable, on a prospective basis, to guarantees issued or modified after December 31, 2002. FIN 45 also requires a guarantor to make new disclosures regarding guarantees. The disclosure requirements are effective for financial statements ending after December 15, 2002, and the Company has disclosed all such guarantees (see Note B to the Notes to Consolidated Financial Statements). The Company has adopted the applicable disclosure provisions of FIN 45 as of December 31, 2002, and does not believe that the adoption of the initial recognition and measurements provisions will have a significant effect on the financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure- an amendment of FAS 123, Accounting for Stock-Based Compensation, effective for financial statements for fiscal years ending after December 15, 2002. This Statement amends SFAS No. 123, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends SFAS No. 123 and requires disclosure about the effects on reported net income with respect to the stock-based employee compensation. Lastly, this Statement amends APB Opinion No. 28, and requires disclosure about the effects of stock-based employee compensation in interim financial information. See Note G in the Notes to Consolidated Financial Statements for further details.

         During January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, Consolidated Financial Statements (FIN 46). FIN 46 clarifies the accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has adopted the applicable disclosure provisions of FIN 46 in the financial statements and does not believe the adoption of the remaining provisions will have a significant effect on the financial statements.

CRITICAL ACCOUNTING POLICIES

         The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

         Critical accounting policies are defined as those that are reflective of significant judgment and uncertainties, and potentially may result in materially different outcomes under different assumptions and conditions. The Company believes that the critical accounting policies are limited to those that are described below.

Allowance for Doubtful Accounts
         The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company records estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2002 the Company recorded additional allowances for doubtful accounts of $3.3 million and at December 31, 2002 the allowance represents 13% of its trade receivables, compared to 3% at December 31, 2001.

Sales Returns and Allowances
         The Company records a provision for estimated sales returns and allowances on product and service related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns and other known factors, such as open authorized returns. At December 31, 2002 and 2001, these provisions accounted for less than .2% of consolidated net sales. If future returns do not reflect the historical data the Company uses to calculate these estimates, additional allowances or reversals of established allowances may be required.

Excess and Obsolescence Reserves
         The Company has provided an allowance for excess inventory and obsolescence based on estimates of future demand, which is subject to change. Additionally, discrete provisions are made when facts and circumstances indicate that particular inventories will not be utilized. At December 31, 2002 the allowance for excess inventory and obsolescence was 13% of gross inventories, compared to 6% at December 31, 2001. If actual market conditions are different than those projected by management, additional inventory write-downs or reversals of existing reserves may be necessary.

Investments
         The Company accounts for investments in two joint ventures in Japan under the equity method of accounting. The Company records an investment impairment charge when it believes that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in the investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Impairment of Long-Lived Assets
         The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those items. The Company's cash flows are based on historical results adjusted to reflect the best estimate of future market and operating conditions. The net carrying value of assets not recoverable is then reduced to fair value. The estimates of fair value represent the best estimate based on industry trends and reference to market rates and transactions.

Goodwill
         In adopting SFAS No. 142, the Company performed its initial annual impairment tests for goodwill and intangibles with indefinite lives utilizing a discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. The Company engaged a third party to evaluate the model used in the fair value calculations. The Company then compared the fair value of the reporting unit with its carrying value to assess if goodwill and other indefinite live intangibles have been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly changed. However, the Company believes that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.

         The Company performs interim impairment tests if trigger events or changes in circumstances indicate the carrying amount may not be recoverable. During the fourth quarter 2002, it became evident that the market valuation of one such domestic reporting unit had decreased, such that it was highly probable that the related goodwill would not be recoverable. Therefore, at December 31, 2002, the Company has recorded a goodwill impairment charge of $1.6 million.

Warranty Reserves
         The Company establishes a warranty reserve when a known measurable potential exposure exists. In addition, such reserves are adjusted for management's best estimate of warranty obligations based on current and historical trends. Should actual product failures and related costs to correct such product failures differ from management's estimates, revisions to the estimated warranty liability would be required. At December 31, 2002 and 2001, the Company's warranty reserve was less than $.2 million.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company operates manufacturing facilities and offices around the world and uses fixed and floating rate debt to finance the Company's global operations. As a result, the Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risk related to changes in interest rates and foreign currency exchange rates. The Company believes the political and economic risks related to the Company's foreign operations are mitigated due to the stability of the countries in which the Company's largest foreign operations are located. Although the Company does not regularly enter into derivative financial instruments, it has two foreign currency forward exchange contracts outstanding at December 31, 2002 whose fair value and carrying value are immaterial. The Company does not hold derivatives for trading purposes.

         The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities, which consisted of borrowings of $8.8 million at December 31, 2002. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.1 million for the year ended December 31, 2002.

         The Company's primary currency rate exposures are related to foreign denominated debt, intercompany debt and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $2.7 million and on income before tax of $.06 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Preformed Line Products Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) on page 43 present fairly, in all material respects, the financial position of Preformed Line Products Company and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) on page 43 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2000 were audited by other independent accountants whose report dated February 12, 2001 expressed an unqualified opinion on those financial statements.

As discussed in Note A to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to comply with the provisions of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."



PricewaterhouseCoopers LLP

Cleveland, Ohio
February 13, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS

Shareholders and Board of Directors
Preformed Line Products Company

         We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of Preformed Line Products Company and subsidiaries for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, shareholders' equity and cash flows of Preformed Line Products Company and subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                               Ernst & Young LLP
Cleveland, Ohio
February 12, 2001

                        PREFORMED LINE PRODUCTS COMPANY
                          CONSOLIDATED BALANCE SHEETS


                                                                                   December 31
                                                                              2002              2001
                                                                          -------------     -------------
                                                                           (Thousands of dollars, except
                                                                                    share data)

ASSETS
Cash and cash equivalents                                                    $  11,629         $   8,409
Accounts receivable, less allowance of $3,770 ($813 in 2001)                    24,763            29,251
Inventories-net                                                                 33,750            38,637
Deferred income taxes - short-term                                               5,276             3,206
Prepaids and other                                                               3,104             3,727
                                                                          -------------     -------------
              TOTAL CURRENT ASSETS                                              78,522            83,230

Property and equipment - net                                                    48,569            54,206
Investments in foreign joint ventures                                            8,087             9,976
Deferred income taxes - long-term                                                  863             1,435
Goodwill, patents and other intangibles - net                                    5,596             7,410
Other                                                                            3,147             4,933
                                                                          -------------     -------------

              TOTAL ASSETS                                                   $ 144,784         $ 161,190
                                                                          =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to banks                                                       $   1,246             1,201
Trade accounts payable                                                           7,844         $   9,560
Accrued compensation and amounts withheld from employees                         3,269             3,585
Accrued expenses and other liabilities                                           4,251             3,890
Accrued profit-sharing and pension contributions                                 4,176             4,130
Dividends payable                                                                1,155             1,151
Income taxes                                                                       337               923
Current portion of long-term debt                                                1,676            13,198
                                                                          -------------     -------------
              TOTAL CURRENT LIABILITIES                                         23,954            37,638

Long-term debt, less current portion                                             5,847             2,341
Deferred income taxes - long-term                                                  161               431
Minimum pension liability                                                          726                 -

SHAREHOLDERS' EQUITY
Common stock - $2 par value, 15,000,000 shares authorized,
    5,772,710 and 5,757,030 issued and outstanding, net of 389,188
    and 398,618 treasury shares at par, respectively.                           11,545            11,514
Paid in capital                                                                     82                 -
Retained earnings                                                              123,124           128,721
Other comprehensive loss                                                       (20,655)          (19,455)
                                                                          -------------     -------------
              TOTAL SHAREHOLDERS' EQUITY                                       114,096           120,780
                                                                          -------------     -------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 144,784         $ 161,190
                                                                          =============     =============

See notes to consolidated financial statements.


                                        PREFORMED LINE PRODUCTS COMPANY
                                    STATEMENTS OF CONSOLIDATED OPERATIONS


                                                                        Year ended December 31
                                                               ---------------------------------------
                                                                  2002          2001          2000
                                                               ----------    ----------     ----------
                                                                 (Thousnds, except per share data)

Net sales                                                      $ 169,842     $ 196,365      $ 207,332
Cost of products sold                                            119,173       137,266        143,800
                                                               ----------    ----------     ----------
           GROSS PROFIT                                           50,669        59,099         63,532

Costs and expenses
      Selling                                                     21,870        24,924         20,118
      General and administrative                                  22,346        20,815         20,335
      Research and engineering                                     5,604         6,236          5,709
      Other operating expenses - net                               1,020         1,568            744
      Asset impairment                                             1,621             -              -
                                                               ----------    ----------     ----------
                                                                  52,461        53,543         46,906

Royalty income - net                                               1,366         2,015          2,179
                                                               ----------    ----------     ----------

           OPERATING INCOME (LOSS)                                  (426)        7,571         18,805

Other income (expense)
      Equity in net income of foreign joint ventures                 447           803            335
      Interest income                                                287           685            682
      Interest expense                                              (687)       (1,427)        (1,608)
      Other expense                                                 (200)         (200)        (1,079)
                                                               ----------    ----------     ----------
                                                                    (153)         (139)        (1,670)
                                                               ----------    ----------     ----------

           INCOME (LOSS) BEFORE INCOME TAXES                        (579)        7,432         17,135

Income taxes                                                         561         2,256          6,084
                                                               ----------    ----------     ----------

           NET INCOME (LOSS)                                   $  (1,140)    $   5,176      $  11,051
                                                               ==========    ==========     ==========

Net income (loss) per share - basic and diluted                $   (0.20)    $    0.90      $    1.91
                                                               ==========    ==========     ==========

Cash dividends declared per share                              $    0.80     $    0.75      $    0.60
                                                               ==========    ==========     ==========

Average number of shares outstanding - basic and diluted           5,766         5,755          5,790
                                                               ==========    ==========     ==========

See notes to consolidated financial statements.

                                           PREFORMED LINE PRODUCTS COMPANY
                                  STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY


                                                                                                     Accumulated
                                                               Additional                              Other
                                                   Common        Paid in           Retained         Comprehensive
                                                    Shares       Capital           Earnings         Income (Loss)         Total
                                                 -----------  --------------   --------------   -------------------    ------------
                                                             (Thousands of dollars, except share and per share data)

Balance at January 1, 2000                         $ 11,659                        $ 121,223             $ (13,688)      $ 119,194
Net income                                                                            11,051                                11,051
Foreign currency translation adjustment                                                                     (1,986)         (1,986)
                                                                                                                       ------------
            Total comprehensive income                                                                                       9,065
Purchase of 61,222 common shares                       (123)                            (812)                                 (935)
Cash dividends declared - $.60 per share                                              (3,468)                               (3,468)
                                                 -----------    ------------     ------------    ------------------    ------------
Balance at December 31, 2000                         11,536               -          127,994               (15,674)        123,856

Net income                                                                             5,176                                 5,176
Foreign currency translation adjustment                                                                     (3,781)         (3,781)
                                                                                                                       ------------
            Total comprehensive income                                                                                       1,395
Purchase of 11,056 common shares                        (22)                            (133)                                 (155)
Cash dividends declared - $.75 per share                                              (4,316)                               (4,316)
                                                 -----------    ------------     ------------    ------------------    ------------
Balance at December 31, 2001                         11,514               -          128,721               (19,455)        120,780

Net income (loss)                                                                     (1,140)                               (1,140)
Foreign currency translation adjustment                                                                     (1,218)         (1,218)
Cumulative translation adjustment for
       liquidation of a foreign entity                                                                         490             490
Minimum pension liability - net of taxes of $254                                                              (472)           (472)
                                                                                                                       ------------
            Total comprehensive income (loss)                                                                               (2,340)
Issuance of 15,680 common shares                         31            $ 82              158                                   271
Cash dividends declared - $.80 per share                                              (4,615)                               (4,615)
                                                 -----------    ------------     ------------    ------------------    ------------
Balance at December 31, 2002                       $ 11,545            $ 82        $ 123,124             $ (20,655)      $ 114,096
                                                 ===========    ============     ============    ==================    ============

See notes to consolidated financial statements.

                        PREFORMED LINE PRODUCTS COMPANY
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                            Year ended December 31
                                                                                   -----------------------------------------
                                                                                      2002           2001          2000
                                                                                   ------------   ------------  ------------
                                                                                              (Thousands of dollars)
OPERATING ACTIVITIES
Net income (loss)                                                                     $ (1,140)      $  5,176      $ 11,051
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations
       Depreciation and amortization                                                     9,018         10,320        11,411
       Asset impairment                                                                  1,621              -             -
       Noncash abandonment/realignment charges                                           3,301          2,668             -
       Deferred income taxes                                                            (2,124)          (263)         (838)
       Cash surrender value of life insurance                                              821              -             -
       Cumulative translation adjustment                                                   490              -             -
       Earnings of joint ventures                                                         (447)          (803)         (335)
       Other - net                                                                         111             (6)           44
       Dividends received from joint ventures                                            1,628            185           438
       Changes in operating assets and liabilities
            Receivables                                                                  3,910          1,588        (1,870)
            Inventories                                                                  2,402          3,023           561
            Trade payables and accruals                                                 (2,083)           297         2,681
            Income taxes                                                                    53         (2,946)          304
            Other - net                                                                  1,020         (2,059)           57
                                                                                   ------------   ------------  ------------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                              18,581         17,180        23,504

INVESTING ACTIVITIES
Capital expenditures                                                                    (4,706)        (6,196)      (14,388)
Business acquisitions                                                                      (39)        (1,058)       (5,724)
Proceeds from the sale of property and equipment                                         1,284            757         1,887
                                                                                   ------------   ------------  ------------
                 NET CASH USED IN INVESTING ACTIVITIES                                  (3,461)        (6,497)      (18,225)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks                                               39           (503)       (1,285)
Proceeds from the issuance of long-term debt                                            14,588         17,673        24,443
Payments of long-term debt                                                             (22,480)       (22,651)      (20,140)
Dividends paid                                                                          (4,615)        (4,030)       (3,479)
Issuance (purchase) of common shares                                                       271           (155)         (935)
                                                                                   ------------   ------------  ------------
                 NET CASH USED IN FINANCING ACTIVITIES                                 (12,197)        (9,666)       (1,396)

Effects of exchange rate changes on cash and cash equivalents                              297         (2,078)       (1,320)
                                                                                   ------------   ------------  ------------

Increase (decrease) in cash and cash equivalents                                         3,220         (1,061)        2,563

Cash and cash equivalents at beginning of year                                           8,409          9,470         6,907
                                                                                   ------------   ------------  ------------

                 CASH AND CASH EQUIVALENTS AT END OF YEAR                             $ 11,629       $  8,409      $  9,470
                                                                                   ============   ============  ============

See notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABLES IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

NOTE A SIGNIFICANT ACCOUNTING POLICIES

Reclassification

         Certain amounts in the prior years' financial statements have been reclassified to conform to the presentation of 2002.

Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries where ownership is greater than 50%. All intercompany accounts and transactions have been eliminated upon consolidation.

Investments in Joint Ventures

         Investments in joint ventures, where the Company owns at least 20% but less than 50%, are accounted for by the equity method. The Company is currently a minority partner in two joint ventures in Japan, holding a 49% ownership interest in Japan PLP Co. LTD. and a 24% ownership interest in Toshin Denko Kabushiki Kaisha. Dividends received from joint ventures totaled $1.6 million in 2002, $.2 million in 2001 and $.4 million in 2000.

Cash Equivalents

         Cash equivalents are stated at fair value and consist of highly liquid investments with remaining maturities of three months or less at the time of acquisition.

Inventories

         Inventories are carried at the lower of cost or market.

Fair Value of Financial Instruments

         The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes payable and debt. The carrying amount of all financial instruments approximates fair value.

Property, Plant, and Equipment and Depreciation

         Property, plant, and equipment is recorded at cost. Depreciation for the majority of the Company's assets is computed using accelerated methods over the estimated useful lives. The estimated useful lives used are: land improvements, ten years; buildings, forty years; and machinery and equipment, three to ten years; with the exception of personal computers which, are depreciated over three years using the straight line method.

 Long-Lived Assets

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

Goodwill and Other Intangibles

         Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Patents and other intangible assets with definite lives represent primarily the value assigned to patents acquired with purchased businesses and are amortized using the straight-line method over their useful lives. Goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses or a significant change in the use of an asset. Impairment charges are recognized pursuant to SFAS No. 142, Goodwill and Other Intangible Assets.

Research and Development

         Research and engineering costs are expensed as incurred. Company sponsored costs for research and development of new products were $2.9 million in 2002, $2.7 million in 2001 and $2.3 million in 2000.

Foreign Currency Translation

         Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the consolidated balance sheet; revenues and expenses are translated at weighted average exchange rates in effect during the period. Transaction gains and losses arising from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income and expense as incurred. Such transactions have not been material. Unrealized translation adjustments are recorded as accumulated foreign currency translation adjustments in shareholders' equity. Upon sale or upon substantially complete liquidation of an investment in a foreign entity, the cumulative translation adjustment for that entity is removed from accumulated foreign currency translation adjustment in shareholders' equity and reclassified to earnings.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

Sales Recognition

         Sales are recognized when products are shipped and title and risk of loss has passed to unaffiliated customers. Shipping and handling costs billed to customers are included in net sales while shipping and handling costs not billed to customers are included in cost of products sold.

Acquisitions

         In April 2000, the Company acquired assets and assumed certain liabilities of Rack Technologies Pty. Limited whose results of operations are included in the consolidated financial statements from the date of acquisition. Rack Technologies Pty. Limited has two foreign locations and one domestic location. The Company accounted for this acquisition using the purchase method. The initial cash payment for this acquisition was $5.3 million. Under the terms of the acquisition agreement, the Company was obligated to make additional payments based on the acquired company's profitability of ongoing operations for the years ending 2000 and 2001. The Company made a payment of $.8 million in 2001 for the year 2000, and an immaterial payment in 2002. The payments were recorded as goodwill.

         In addition, during April 2000, the Company acquired the remaining 20 percent minority interest in its subsidiary in China for $.4 million. This subsidiary's net sales and the Company's total investment in this subsidiary were not material for 2000, 2001 and 2002.

         In December 2001, the Company acquired the remaining 2.4 percent minority interest in its subsidiary in Mexico for $.1 million. This subsidiary's net sales and the Company's total investment in this subsidiary are not material for 2000, 2001 and 2002.

Derivative Financial Instruments

         In January 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Although the Company does not regularly enter into derivative financial instruments, it has two foreign currency forward exchange contracts outstanding at December 31, 2002, whose fair value and carrying value are immaterial. The Company does not hold derivatives for trading purposes.

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests. Other intangibles continue to be amortized over their useful lives and will be assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

         The Company has adopted SFAS No. 142 as of January 1, 2002. Consequently, the Company has discontinued the amortization of goodwill during 2002. Under this Statement, goodwill will be tested annually for impairment or if events or changes in circumstances indicate that the goodwill of a reporting unit might be impaired. The aggregate amortization expense for other intangibles with definite lives for the year ended December 31, 2002 was $.4 million, $1.6 million in 2001 and $1.9 million in 2000. Amortization expense is estimated to be $.4 million annually for 2003, 2004 and 2005 and $.3 million for 2006 and 2007. The Company does not have any intangibles with indefinite lives except for goodwill. During the fourth quarter of 2002, the Company performed an interim goodwill impairment test pursuant to SFAS No. 142. The test was performed on one of the Company's domestic reporting units. To estimate the fair value of the reporting unit, management made estimates and judgements about future cash flows based on assumptions consistent with the Company's long-range plans. In addition, the Company used information obtained through market mechanisms to ascertain the fair value of its reporting unit. Based on the results of this analysis, it was determined that the goodwill of this reporting unit was fully impaired, and accordingly the Company recorded an asset impairment charge of $1.6 million.

         The following table sets forth the carrying value and accumulated amortization of goodwill and intangibles by segment at December 31, 2002. The second table includes the changes of net goodwill by segment for the year ended December 31, 2002. The last table includes a reconciliation of reported net income to adjusted net income after goodwill amortization for the years ending December 31, 2002 and 2001.

                                                                           As of December 31, 2002
                                                              --------------------------------------------------------

                                                                  Domestic            Foreign            Total
                                                               -------------        ------------     -------------

Amortized intangible assets
    Gross carrying amount - patents and other intangibles          $  7,409             $   158          $  7,567
    Accumulated amortization - patents and other intangibles         (3,465)               (107)           (3,572)
                                                               -------------        ------------     -------------
    Total                                                             3,944                  51             3,995
                                                               -------------        ------------     -------------

Unamortized intangible assets
    Gross carrying amount - goodwill                               $  9,047             $   919          $  9,966
    Accumulated amortization - goodwill                              (6,778)                 34            (6,744)
    Asset Impairment                                                 (1,621)                  -            (1,621)
                                                               -------------        ------------     -------------
    Total                                                               648                 953             1,601
                                                               -------------        ------------     -------------

Total amortized and unamortized intangible assets                  $  4,592             $ 1,004          $  5,596
                                                               =============        ============     =============



                                                         Goodwill
                ----------------------------------------------------------------------------------------
                 December 31, 2001      Activity and Earnouts     Impairments       December 31, 2002

Domestic                     $ 2,269                        -          $ (1,621)                $   648
Foreign                          788                      165                 -                     953
                ---------------------   ----------------------  ----------------   ---------------------
Total                        $ 3,057                    $ 165          $ (1,621)                $ 1,601
                =====================   ======================  ================   =====================


Reconciliation of reported net income (loss) to adjusted net income.


                                                     Year ended December 31,
                                                ---------------------------------
                                                     2002              2001
                                                ----------------  ---------------
Reported net income (loss)                             $ (1,140)         $ 5,176
Add back: Goodwill amortization, after income tax             -              694
                                                ----------------  ---------------
Adjusted net income (loss)                             $ (1,140)         $ 5,870
                                                ================  ===============

Basic earnings per share:
    Reported net income (loss)                         $  (0.20)         $  0.90
    Goodwill amortization, after income tax                   -             0.12
                                                ----------------  ---------------
    Adjusted net income (loss)                         $  (0.20)         $  1.02
                                                ================  ===============

Diluted earnings per share:
    Reported net income (loss)                         $  (0.20)         $  0.90
    Goodwill amortization, after income tax                   -             0.12
                                                ----------------  ---------------
    Adjusted net income (loss)                         $  (0.20)         $  1.02
                                                ================  ===============


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

         During November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value. The initial recognition and measurement provisions of FIN 45 are applicable, on a prospective basis, to guarantees issued or modified after December 31, 2002. FIN 45 also requires a guarantor to make new disclosures regarding guarantees. The disclosure requirements are effective for financial statements ending after December 15, 2002, and the Company has disclosed all such guarantees (see Note B to the Notes to Consolidated Financial Statements). The Company has adopted the applicable disclosure provisions of FIN 45 as of December 31, 2002, and does not believe that the adoption of the initial recognition and measurements provisions will have a significant effect on the financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure- an amendment of FAS 123, Accounting for Stock-Based Compensation, effective for financial statements for fiscal years ending after December 15, 2002. This Statement amends SFAS No. 123, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends SFAS No. 123 and requires disclosure about the effects on reported net income with respect to the stock-based employee compensation. Lastly, this Statement amends APB Opinion No. 28, and requires disclosure about the effects of stock-based employee compensation in interim financial information. See Note G in the Notes to Consolidated Financial Statements for further details.

         During January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, Consolidated Financial Statements (FIN 46). FIN 46 clarifies the accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has adopted the applicable disclosure provisions of FIN 46 in the financial statements and does not believe the adoption of the remaining provisions will have a significant effect on the financial statements.

NOTE B SUPPLEMENTAL INFORMATION



                                                                  December 31,
                                                          ----------------------------
                                                             2002             2001
                                                          ------------     -----------
         INVENTORIES
         Finished products                                   $ 16,473        $ 19,525
         Work-in-process                                        1,249           1,022
         Raw materials                                         17,568          19,730
                                                          ------------     -----------
                                                               35,290          40,277
         Excess of current cost over LIFO cost                 (1,540)         (1,640)
                                                          ------------     -----------
                                                             $ 33,750        $ 38,637
                                                          ============     ===========


         The Company uses the last-in, first-out (LIFO) method of determining cost for the majority (approximately $12.2 million in 2002 and $13.8 million in 2001) of its material portion of inventories in the United States. All other inventories are determined by the FIFO method.

                                                                December 31,
                                                         ---------------------------
                                                            2002             2001
                                                         -----------     -----------
         PROPERTY AND EQUIPMENT - AT COST
         Land and improvements                            $   6,328       $   6,510
         Buildings and improvements                          34,442          37,011
         Machinery and equipment                             81,396          76,108
         Construction in progress                             1,419           3,571
                                                         -----------     -----------
                                                            123,585         123,200
         Less accumulated depreciation                       75,016          68,994
                                                         -----------     -----------
                                                          $  48,569       $  54,206
                                                         ===========     ===========



         Depreciation of property and equipment was $8.4 million in 2002, $8.5 million in 2001 and $8.4 million in 2000.

         GUARANTEES

         The Company establishes a warranty reserve when a known measurable exposure exists. Such reserves are adjusted for management's best estimate of warranty obligations based on current and historical trends. The change in the carrying amount of warranty reserves for the year ended December 31, 2002 is as follows:


         Balance at December 31, 2001              $  147
         Additions charged to costs                   142
         Deductions                                  (147)
                                            --------------
         Balance at December 31, 2002              $  142
                                            ==============


NOTE C  PENSION PLANS

         Domestic hourly employees of the Company and certain employees of foreign subsidiaries who meet specific requirements as to age and service are covered by defined benefit pension plans. Net periodic benefit costs and obligations of the Company's foreign plans are not material. Net periodic benefit cost for the Company's domestic plan included the following components for the year ended December 31:


                                                                               2002         2001        2000
                                                                             -------      -------     -------

          Service cost                                                       $  470       $  470       $  487
          Interest cost                                                         564          544          530
          Expected return on plan assets                                       (490)        (568)        (569)
          Amortization of the unrecognized transition asset                      13           13           13
                                                                             -------      -------      -------
          Net periodic benefit cost                                          $  557       $  459       $  461
                                                                             =======      =======      =======


         The following tables set forth benefit obligations, assets and the accrued benefit cost of the Company's domestic defined benefit plan at December 31:


                                                                            2002           2001
                                                                         ----------     ----------

          Projected benefit obligation at beginning of the year           $  8,263       $  8,036
          Service cost                                                         470            470
          Interest cost                                                        564            544
          Actuarial (gain) loss                                                428           (636)
          Benefits paid                                                       (191)          (151)
                                                                         ----------     ----------
          Projected benefit obligation at end of year                     $  9,534       $  8,263
                                                                         ==========     ==========

          Fair value of plan assets at beginning of the year              $  7,345       $  7,500
          Actual return on plan assets                                        (833)          (539)
          Employer contributions                                                73            535
          Benefits paid                                                       (191)          (151)
                                                                         ----------     ----------
          Fair value of plan assets at end of the year                    $  6,394       $  7,345
                                                                         ==========     ==========

          Benefit obligations in excess of plan assets                    $ (3,140)      $   (918)
          Unrecognized net loss                                              2,610            859
          Unamortized transition asset                                           -             13
          Minimum pension liability                                           (726)             -
                                                                         ----------     ----------
          Accrued benefit cost                                            $ (1,256)      $    (46)
                                                                         ==========     ==========

         In determining the projected benefit obligation, the assumed discount rate was 6.75% for 2002 and 7.25% for 2001, the rate of increase in future compensation levels was 3.5% in 2002 and 2001 and the expected long-term rate of return on plan assets was 7.5% in 2002 and 2001. The Company's policy is to fund amounts deductible for federal income tax purposes. Expense for defined contribution plans was $2.7 million in 2002, $2.6 million in 2001 and $2.5 million in 2000. The Company recorded an additional minimum liability of $.7 million, $.5 million net of tax benefit, in Shareholders' equity by a charge to other comprehensive income.

NOTE D  DEBT AND CREDIT ARRANGEMENTS

                                                                                              December 31
                                                                                        --------------------------
                                                                                           2002            2001
                                                                                        ----------     -----------
          SHORT-TERM DEBT
          Secured Notes
             Chinese Rmb denominated at 5%                                               $  1,208               -

          Unsecured short-term debt
             US $ denominated at 2.87%                                                          -       $   1,170
             Other short-term debt at 3.8 to 4.8%                                              38              31
          Current portion of long-term debt                                                 1,676          13,198
                                                                                         ---------      ----------
          Total short-term debt                                                             2,922          14,399
                                                                                         ---------      ----------
          LONG-TERM DEBT
          Revolving credit agreement                                                        4,500          11,000
          Australian dollar denominated term loans (A$3,000 and A$7,000),
             at 6.15 to 6.38% currently, due annually 2003-2007                             2,408           2,227
          Brazilian Reais denominated term loan (R$2,100) at 11.8%,
             due 2003                                                                         599           1,262
          Other loans in various denominations, due 2003-2004                                  16           1,050
                                                                                         ---------      ----------
          Total long-term debt                                                              7,523          15,539
          Less current portion                                                             (1,676)        (13,198)
                                                                                         ---------      ----------
                                                                                            5,847           2,341
                                                                                         ---------      ----------
          Total debt                                                                     $  8,769       $  16,740
                                                                                         =========      ==========


         During 2002, the Company completed an amendment to its primary revolving credit agreement that matures December 31, 2005. The new amendment replaces the $40 million revolving credit agreement that would have expired on December 31, 2002 with a $20 million commitment. Interest rates under the amended revolving credit agreement are at the money market rate plus 1%. The effective interest rate at December 31, 2002 was 2.31%. At December 31, 2001, the Company had $11 million outstanding under the prior revolving credit agreement which was classified as short-term. As a result of positive cash flow from operations, the Company has lowered its outstanding debt under the revolver at December 31, 2002 to $4.5 million, which is classified as long-term. The amended revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth, and profitability. At December 31, 2002 the Company was not in compliance with a covenant related to interest expense coverage as a result of incurring a loss for the year. The Company has received a waiver from the bank related to the non-compliance.

         Aggregate maturities of long-term debt during the next five years are as follows: 2003, $1.7 million; 2004, $.2 million; 2005, $4.9 million; 2006, $.4 million and 2007, $.4 million.

         Interest paid was $.6 million in 2002, $1.3 million in 2001 and $1.6 million in 2000.

NOTE E   LEASES

         The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment and computer equipment. Rental expense was $1.3 million in 2002, $1.4 million in 2001 and $1.3 million in 2000. Future minimum rental commitments having non-cancelable terms exceeding one year are $.9 million in 2003, $.8 million in 2004, $.8 million in 2005, $.7 million in 2006, $.7 million in 2007 and an aggregate $12.9 million thereafter.

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


         The components of income tax expense are as follows:

                                                                        2002          2001          2000
                                                                     ----------   ------------   ----------
         Current
             Federal                                                  $  1,070        $   716      $ 2,753
             Foreign                                                     1,317          1,458        3,662
             State and local                                               298            345          507
                                                                     ----------   ------------   ----------
                                                                         2,685          2,519        6,922
                                                                     ----------   ------------   ----------
         Deferred
             Federal                                                    (1,713)          (511)        (575)
             Foreign                                                      (428)           324         (178)
             State and local                                                17            (76)         (85)
                                                                     ----------   ------------   ----------
                                                                        (2,124)          (263)        (838)
                                                                     ----------   ------------   ----------
                                                                      $    561        $ 2,256      $ 6,084
                                                                     ==========   ============   ==========

         The differences between the provision for income taxes at the U.S. statutory rate and the tax shown in the Statements of Consolidated Operations are summarized as follows:


                                                                         2002          2001         2000
                                                                     ---------    -----------   ----------
         Tax at statutory rate of 35%                                  $ (202)       $ 2,603      $ 5,996
         State and local taxes, net of federal benefit                    315            175          274
         Non-deductible expenses                                          402            344          604
         Non-U.S. tax rate variances net of foreign tax credits          (101)          (962)        (890)
         Valuation allowance                                              227              -            -
         Other, net                                                       (80)            96          100
                                                                     ---------    -----------   ----------
                                                                       $  561        $ 2,256      $ 6,084
                                                                     =========    ===========   ==========

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets (liabilities) at December 31 are as follows:

                                                                        2002          2001
                                                                     ----------    -----------
         Deferred tax assets
             Accrued compensation benefits                            $    691       $    696
             Depreciation and other basis differences                    1,701          1,717
             Inventory obsolescence                                      1,612            770
             Allowance for doubtful accounts                             1,387            284
             Benefit plans reserves                                        896            657
             Closure reserves                                              379              -
             NOL carryforwards                                             316             95
             Other accrued expenses                                        736            517
                                                                     ----------    -----------
             Gross deferred tax assets                                   7,718          4,736
                Valuation allowance                                       (506)           (95)
                                                                     ----------    -----------
             Net deferred tax assets                                     7,212          4,641
                                                                     ----------    -----------

         Deferred tax liabilities
             Depreciation and other basis differences                     (899)          (431)
             Inventory                                                    (290)          (382)
             Other                                                         (45)          (228)
                                                                     ----------    -----------
             Net deferred tax liabilities                               (1,234)        (1,041)
                                                                     ----------    -----------
             Net deferred tax assets                                  $  5,978       $  3,600
                                                                     ==========    ===========


                                                                         2002           2001
                                                                     ----------    -----------
         Change in net deferred tax asset
             Provision for deferred tax                               $ (2,124)        $ (263)
             Items of other comprehensive loss                            (254)             -

                                                                     ----------    -----------
         Total change in net deferred tax                             $ (2,378)        $ (263)
                                                                     ==========    ===========




         A deferred tax valuation allowance has been established for a portion of the foreign tax credit carryforwards and certain net state deferred tax assets due to the uncertainty of realizing future benefits from these temporary items.

         The Company has not provided for U.S. income taxes or foreign withholding taxes on undistributed earnings of foreign subsidiaries which are considered to be indefinitely reinvested in operations outside the U.S. The amount of such earnings was approximately $49 million at December 31, 2002. If distributed, the earnings would be subject to withholding taxes but would be substantially free of U.S. income taxes.

         In accordance with the applicable tax laws in China, the Company is entitled to a preferential tax rate of 0% for the first two profit making years after utilization of any tax loss carryforwards, which may be carried forward for five years; and a 50% tax reduction for the succeeding three years beginning in 2003. The favorable aggregate tax and per share effect was $751,000, or $.13 per share, for 2002, $488,000, or $.08 per share, for 2001, and $0 for 2000.

         Income taxes paid, net of refunds, were $2.2 million in 2002, $4.7 million in 2001 and $6.2 million in 2000.

NOTE G   STOCK OPTIONS

         The 1999 Stock Option Plan (Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At December 31, 2002, there were 138,000 shares remaining available for issuance under the Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, 100% after three years and expire from five to ten years from the date of grant.


                                               2000                        2001                           2002
                                   ------------------------    ----------------------------    -------------------------
                                                   Weighted                        Weighted                     Weighted
                                                    Average                         Average                      Average
                                                   Exercise                        Exercise                     Exercise
                                      Shares         Price           Shares          Price         Shares         Price

Outstanding at January 1,                   -            -            155,000       $15.32          157,000       $15.32
Granted                               155,000       $15.32              2,000        15.00            5,000        18.75
Exercised                                   -            -                  -            -            6,250        15.13
Forfeited                                   -            -                  -            -            6,250        15.13
                                      -------                         -------                       -------
Outstanding at December 31,           155,000        15.32            157,000        15.32          149,500        15.45
                                      =======                         =======                       =======


                                     Options Outstanding                         Options Exercisable
                        -----------------------------------------------      ---------------------------
                                             Weighted         Weighted                          Weighted
                                Number        Average          Average          Number           Average
Range of Exercise           Outstanding at   Remaining        Exercise        Exercisable       Exercise
      Prices                   12/31/02        Life             Price         at 12/31/02        Price

  $15.13 - $16.64              142,500       6.4 years         $15.34           106,250          $15.34
       15.00                     2,000       8.3 years          15.00             1,000           15.00
       18.75                     5,000       9.3 years          18.75                 -               -
                               -------                                         --------
                               149,500       6.5 years          15.45           107,250           15.34
                               =======                                         ========



         As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company applies the intrinsic value based method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock options granted to employees to purchase common shares. Under this method, compensation expense is measured as the excess, if any, of the market price at the date of grant over the exercise price of the options. No compensation expense has been recorded.

         SFAS 123 requires pro forma disclosure of the effect on net income and earnings per share when applying the fair value method of valuing stock-based compensation. If the fair value method to measure compensation cost for the Company's stock compensation plan had been used, the Company's net income would have been reduced by $.04 million in 2001 ($.01 per share) and $.5 million in 2000 ($.09 per share). The impact on 2002 was immaterial. For purposes of this pro forma disclosure, the estimated fair value of the options is amortized ratably over the vesting period.

                                                                            Year ended December 31,
                                                                   -------------------------------------------
                                                                       2002            2001           2000
                                                                   ------------    ------------   ------------

         Net income (loss), as reported                               $ (1,140)        $ 5,176       $ 11,051
         Deduct:
                      Total stock -based employee compensation
                      expense determined under fair value based
                      method for all awards net of related taxes             6              41            491
                                                                   ------------    ------------   ------------
         Pro forma net income (loss)                                  $ (1,146)        $ 5,135       $ 10,560
                                                                   ============    ============   ============
         Earnings per share:
                      Basic - as reported                             $  (0.20)        $  0.90       $   1.91
                                                                   ============    ============   ============
                      Basic - pro forma                               $  (0.20)        $  0.89       $   1.82
                                                                   ============    ============   ============

                      Diluted - as reported                           $  (0.20)        $  0.90       $   1.91
                                                                   ============    ============   ============
                      Diluted - pro forma                             $  (0.20)        $  0.89       $   1.82
                                                                   ============    ============   ============


         Disclosures under the fair value method are estimated using the Black-Scholes option-pricing model with the following assumptions:


                                        2002            2001           2000
                                    ------------   -------------   ------------
         Risk-free interest rate         4.60%           5.50%          5.88%
         Dividend yield                  4.22%           3.74%          3.97%
         Expected life                10 years        10 years        5 years
         Expected volatility             21.1%           29.5%          25.6%


NOTE H COMPUTATION OF EARNINGS PER SHARE

                                                                              2002          2001         2000
                                                                           ----------    ---------    ----------
         Numerator
             Net income (loss)                                              $ (1,140)     $ 5,176      $ 11,051
                                                                           ==========    =========    ==========
         Denominator
             Determination of shares
                  Weighted average common shares outstanding                   5,766        5,755         5,790
                  Dilutive effect - employee stock options                         -            -             -
                                                                           ----------    ---------    ----------
                  Diluted weighted average common shares outstanding           5,766        5,755         5,790
                                                                           ==========    =========    ==========
         Earnings per common share
             Basic                                                          $  (0.20)     $  0.90      $   1.91
             Diluted                                                        $  (0.20)     $  0.90      $   1.91

         Due to the net loss from operations for the year ended December 31, 2002, 149,500 of stock options were excluded from the calculation of earnings per share, as the result would have been anti-dilutive. For the years ended December 31, 2001 and 2000, 157,000 and 155,000 of stock options were excluded from the calculation of earnings per share due to the market price being lower than the exercise price, and the result would have been anti-dilutive.

NOTE I BUSINESS ABANDONMENT AND REALIGNMENT CHARGES

Business Abandonment Charges

         During the third quarter of 2002, the Company recorded a charge to write-off certain assets and to record severance payments related to closing its data communications operations in Europe. This entails winding down a manufacturing operation, closing five sales offices, terminating leases and reducing personnel by approximately 130. This action was taken as a result of the continuing decline in the global telecommunication and data communication markets and after failing to reach agreement on an acceptable selling price on product supplied to a significant foreign customer. The Company incurred a pre-tax charge of $4.7 million for these activities. Approximately $3.3 million of the charge is related to asset write-downs, of which $2.1 million of inventory write-offs were recorded in Cost of products sold and $1.2 million of write-offs related to receivables was included in Costs and expenses on the Statements of Consolidated Operations. The remaining of $1.4 million of the charge, included in Cost of products sold and Costs and expenses, relates to cash outlays for employee severance cost, cost of exiting leased facilities, the termination of other contractual obligations and transitional costs. Approximately $.5 million of the latter category of expenses was expended as of December 31, 2002, and the remaining cash outlays are anticipated to be completed by June 30, 2003.

         SFAS No. 52, Foreign Currency Translation, provides for the transfer to earnings of all or part of the relevant portion of the foreign currency component of equity upon "substantially complete liquidation" of an investment in a foreign subsidiary. At December 31, 2002, a significant portion of the Company's European data communication operations noted above have already been liquidated, all manufacturing has ceased, long-lived assets were transferred and the remaining working capital is in the process of being liquidated. Accordingly, the Company recorded a $.5 million currency translation charge to earnings that was previously recorded as the cumulative translation adjustment in shareholders' equity.

Business Realignment Charge

         During the third quarter of 2001, the Company recorded business realignment charges to write-off assets and to record severance payments related to its data communications product line. These charges included abandoning a three-year effort to expand into the market for local area network hubs and media converters and reevaluation of the strategy for penetrating the Asia-Pacific market with its data communication products. The Company incurred a pre-tax charge of $3.1 million for these activities. Approximately $2.7 million of the pre-tax charge was to reduce working capital and long-lived assets. The remaining $.5 million was for cash outlays related to severance, earned vacation, costs of exiting leased office space and other contractual obligations. All cash outlays were completed by December 31, 2001.

NOTE J  UNUSUAL CHARGES

         During the year, the Company changed its split dollar life insurance program on certain key directors by replacing existing policies and increasing coverage by $13 million. These new policies resulted in a cash surrender value
(CSV) lower than cumulative premiums paid on the policies primarily as a result of penalties in the event of an early termination of the policy. As a result, pursuant to Financial Technical Bulletin 85-4, Accounting for Purchases of Life Insurance, the Company recorded a charge of $.8 million in 2002. These expenses will not be realized unless the Company decides to cancel the policies. The Company intends to hold these policies for the life of the insured individuals and therefore does not expect to realize any loss.

NOTE K   BUSINESS SEGMENTS

         The Company designs, manufactures and sells hardware employed in the construction and maintenance of telecommunications, energy and other utility networks. Principal products include cable anchoring and control hardware, splice enclosures and devices which are sold primarily to customers in North and South America, Europe and Asia.

         The Company's segments are based on the way management makes operating decisions and assesses performance. The Company's operating segments are domestic and foreign operations. The accounting policies of the operating segments are the same as those described in Note A. No individual foreign country accounted for 10% or more of the Company's consolidated net sales or assets for the years presented. It is not practical to present revenues by product line by segments.


                                                               2002             2001            2000
                                                           ------------   ---------------   ------------
         Net sales
             Domestic                                        $  95,870         $ 113,308      $ 125,764
             Foreign                                            73,972            83,057         81,568
                                                           ------------   ---------------   ------------
         Total net sales                                     $ 169,842         $ 196,365      $ 207,332
                                                           ============   ===============   ============
         Intersegment sales
             Domestic                                        $   2,084         $   4,177      $   4,996
             Foreign                                             1,066               597            732
                                                           ------------   ---------------   ------------
         Total intersegment sales                            $   3,150         $   4,774      $   5,728
                                                           ============   ===============   ============
         Operating income (loss)
             Domestic - before realignment charge            $   2,498         $   4,133      $   8,535
             Domestic - realignment charge                           -            (2,601)             -
             Foreign - before abandonment/realignment charge     4,696             6,559         10,270
             Foreign - abandonment/realignment charge           (4,688)             (520)             -
             Domestic - unusual charges                         (2,442)                -              -
             Foreign - unusual charges                            (490)                -
                                                           ------------   ---------------   ------------
                                                                  (426)            7,571         18,805
         Equity in net income of joint ventures                    447               803            335
         Interest income
             Domestic                                                -               254             58
             Foreign                                               287               431            624
                                                           ------------   ---------------   ------------
                                                                   287               685            682
         Interest expense
             Domestic                                             (270)             (953)        (1,206)
             Foreign                                              (417)             (474)          (402)
                                                           ------------   ---------------   ------------
                                                                  (687)           (1,427)        (1,608)
         Other expense                                            (200)             (200)        (1,079)
                                                           ------------   ---------------   ------------
         Income before income taxes                              ($579)        $   7,432      $  17,135
                                                           ============   ===============   ============

         Identifiable assets
             Domestic                                        $  74,388         $  85,934      $  97,905
             Foreign                                            62,309            65,280         62,558
                                                           ------------   ---------------   ------------
                                                               136,697           151,214        160,463
             Corporate                                           8,087             9,976         10,148
                                                           ------------   ---------------   ------------
         Total assets                                        $ 144,784         $ 161,190      $ 170,611
                                                           ============   ===============   ============

         Long-lived assets
             Domestic                                        $  47,302         $  55,667      $  59,852
             Foreign                                            18,097            20,858         21,653
                                                           ------------   ---------------   ------------
                                                             $  65,399         $  76,525      $  81,505
                                                           ============   ===============   ============
         Expenditure for long-lived assets
             Domestic                                        $   2,293         $   3,666      $   9,571
             Foreign                                             2,413             2,530          4,817
                                                           ------------   ---------------   ------------
                                                             $   4,706         $   6,196      $  14,388
                                                           ============   ===============   ============
         Depreciation and amortization
             Domestic                                        $   6,312         $   7,905      $   9,302
             Foreign                                             2,706             2,415          2,109
                                                           ------------   ---------------   ------------
                                                             $   9,018         $  10,320      $  11,411
                                                           ============   ===============   ============


         Transfers between geographic areas are generally above cost and consistent with rules and regulations of governing tax authorities. Corporate assets are equity investments in joint ventures.

NOTE L   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                                  Three months ended
                                                           ---------------------------------------------------------------
                                                             March 31      June 30         September 30      December 31
                                                           -----------   -----------      --------------    --------------
         2002
         Net sales                                          $  44,008     $  44,854         $  41,587         $  39,393
         Gross profit                                          14,542        13,954            11,533            10,640
         Income (loss) before income taxes                      2,903         1,512            (2,445)           (2,549)
         Net income (loss)                                      2,001         1,037            (2,099)           (2,079)
         Net income (loss) per share, basic and diluted         $0.35         $0.18            ($0.37)           ($0.36)

         2001
         Net sales                                          $  50,073     $  52,863         $  49,127         $  44,302
         Gross profit                                          15,019        17,172            13,518            13,390
         Income before income taxes                             2,081         3,960               184             1,207
         Net income                                             1,121         2,870               158             1,027
         Net income per share, basic and diluted            $    0.19     $    0.50         $    0.03         $    0.18

         Third quarter 2002 includes a business abandonment charge of $3.3 million ($.57 per share). Fourth quarter of 2002 includes a $1.1 million ($.19 per share) asset impairment charge. Third quarter 2001 includes a business realignment charge of $2.0 million ($.35 per share). See Note I in the Notes to Consolidated Financial Statements for further discussion of these business abandonment and realignment charges.

NOTE M  RELATED PARTY TRANSACTIONS

         The Company is a sponsor of Ruhlman Motorsports. Ruhlman Motorsports is owned by Randall M. Ruhlman, a director of the Company, and by his wife. In 2000, 2001 and 2002, the Company paid $691,000, $658,000, and $658,000, respectively, to Ruhlman Motorsports in sponsorship fees. In addition, in 2000, 2001 and 2002 the Company's Canadian subsidiary, Preformed Line Products (Canada) Ltd., paid $80,000, $0, and $159,000, respectively, to Ruhlman Motorsports in sponsorship fees. This sponsorship provides the Company with a unique venue to entertain the Company's customers and to advertise on the race car, which participates on the Trans-Am racing circuit. The Company believes that its sponsorship contract with Ruhlman Motorsports is as favorable to the Company as a similar contract with a similar independent third-party racing team would be.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Compliance" in the Company's Proxy Statement dated March 28, 2003, for the Annual Meeting of Shareholders to be held April 28, 2002 (the "Proxy Statement"). Information relative to executive officers of the Company is contained in Part I of this Annual Report of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Other than the information required by Item 201(d) of Regulation S-K the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference. The information required by Item 201(d) of Regulation S-K is set forth in Item 5 of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the captions "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

         An evaluation was performed within the last 90 days under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on the evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of management's evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Financial Statements and Schedule



PAGE              FINANCIAL STATEMENTS
----              --------------------

25                Consolidated Balance Sheets as of December 31, 2001 and 2002
26                Statements of Consolidated Income as of December 31, 2000, 2001 and 2002
27                Statements of Consolidated Shareholders' Equity as of December 31, 2000, 2001 and 2002
28                Statements of Consolidated Cash Flows as of December 31, 2000, 2001 and 2002
29                Notes to Consolidated Financial Statements


PAGE              SCHEDULE
----              --------

48                II - Valuation and Qualifying Accounts

(b) The following reports on form 8-K were filed during the quarter ended December 31, 2002:

         On November 7, 2002 the Company filed Form 8-K for Regulation FD Disclosure.

(c)      Exhibits


EXHIBIT
NUMBER                                               EXHIBIT
-------                                              -------

3.1      Amended and Restated Articles of Incorporation (incorporated by reference to the Company's Registration
         Statement on Form 10).
3.2      Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company's Registration Statement on Form 10).
4        Description of Specimen Stock Certificate (incorporated by reference to the Company's Registration
         Statement on Form 10).


10.1     Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated March 10, 2003 regarding sponsorship of racing car, filed herewith.
10.2     Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated February 28, 2002 regarding sponsorship of racing car (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2001).
10.3     Employment Agreement between Kenneth W. Brownell, Jr. and Preformed Line Products Company dated December
         3, 1998 (incorporated by reference to the Company's Registration Statement on Form 10).
10.4     Preformed Line Products Company 1999 Employee Stock Option Program (incorporated by reference to the
         Company's Registration Statement on Form 10).
10.5     Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company's
         Registration Statement on Form 10).
10.6     Preformed Line Products Company Executive Life Insurance Plan - Summary (incorporated by reference to the Company's Registration Statement on Form 10).
10.7     Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the
         Company's Registration Statement on Form 10).
10.8     Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated December 30, 1994
         (incorporated by reference to the Company's Registration Statement on Form 10).
10.9     Amendment to the Revolving Credit Agreement between National City Bank and Preformed Line Products Company,
         dated October 31, 2002, filed herewith.
21       Subsidiaries of Preformed Line Products Company (incorporated by reference to the Company's
         Registration Statement on Form 10).
23.1     Consent of PricewaterhouseCoopers LLP, Independent Accountants, filed herewith.
23.2     Consent of PricewaterhouseCoopers LLP, Independent Accountants, filed herewith.
23.3     Consent of Ernst & Young LLP, Independent Auditors, filed herewith.
99.1     Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002, filed herewith.
99.2     Certification of the Principal Executive Officer, Eric R. Graef, pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002, filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(5) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PREFORMED LINE PRODUCTS COMPANY

March 18, 2003                    / s / Robert G. Ruhlman
                                  ---------------------------------------------
                                  Robert G. Ruhlman
                                  President and Chief Executive Officer

March 18, 2003                    /s/ Eric R. Graef
                                  ---------------------------------------------
                                  Eric R. Graef
                                  Vice President Finance and Treasurer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 18, 2003                    /s/ Jon R. Ruhlman
                                  ---------------------------------------------
                                  Jon R. Ruhlman
                                  Chairman

March 18, 2003                    /s/ Frank B. Carr
                                  ---------------------------------------------
                                  Frank B. Carr
                                  Director

March 18, 2003                    /s/ John D. Drinko
                                  ---------------------------------------------
                                  John D. Drinko
                                  Director

March 18, 2003                    /s/ Wilber C. Nordstom
                                  ---------------------------------------------
                                  Wilber C. Nordstrom
                                  Director

March 18, 2003                    /s/ Barbara P. Ruhlman
                                  ---------------------------------------------
                                  Barbara P. Ruhlman
                                  Director

March 18, 2003                    /s/ Randall M. Ruhlman
                                  ---------------------------------------------
                                  Randall M. Ruhlman
                                  Director

March 18, 2003                    /s/ Robert G. Ruhlman
                                  ---------------------------------------------
                                  Robert G. Ruhlman
                                  Director

                                 CERTIFICATIONS

I, Robert G. Ruhlman, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Preformed Line Products;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

                                  /s/ Robert G. Ruhlman
                                  ---------------------------------------------
                                  Robert G. Ruhlman
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

I, Eric R. Graef, Vice President-Finance and Treasurer, certify that:

1. I have reviewed this annual report on Form 10-K of Preformed Line Products;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

                                  /s/ Eric R. Graef
                                  ---------------------------------------------
                                  Eric R. Graef
                                  Vice President - Finance and Treasurer
                                  (Principal Accounting Officer)

                        PREFORMED LINE PRODUCTS COMPANY

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
    Years ended December 31, 2002, December 31, 2001, and December 31, 2000
                                 (In Thousands)



                                               Balance at        Additions charged                        Other
                                               beginning            to costs and                       additions or    Balance at
For the year ended December 31, 2002:          of period              expenses       Deductions         deductions   end of period
                                               ---------              --------       ----------         ----------   -------------
Allowance of doubtful accounts                     813                 3,339             (380)              (2)          3,770
Inventory Reserve                                2,390                 3,536             (997)            (104)          4,825
Product Return Reserve                             160                   125                -                -             285
Accrued Product Warranty                           147                   142             (147)               -             142


                                               Balance at        Additions charged                        Other
                                               beginning            to costs and                       additions or    Balance at
For the year ended December 31, 2001:          of period              expenses       Deductions         deductions   end of period
                                               ---------              --------       ----------         ----------   -------------
Allowance of doubtful accounts                     910                   447             (514)             (30)            813
Inventory Reserve                                2,470                 1,119           (1,196)              (3)          2,390
Product Return Reserve                               -                   160                -                -             160
Accrued Product Warranty                           155                     -               (8)               -             147


                                               Balance at        Additions charged                        Other
                                               beginning            to costs and                       additions or    Balance at
For the year ended December 31, 2000:          of period              expenses       Deductions         deductions   end of period
                                               ---------              --------       ----------         ----------   -------------
Allowance of doubtful accounts                     505                   503              (92)              (6)            910
Inventory Reserve                                1,203                 1,695             (428)               -           2,470
Product Return Reserve                               -                     -                -                -               -
Accrued Product Warranty                             -                   155                -                -             155

                                  EXHIBIT INDEX

3.1      Amended and Restated Articles of Incorporation (incorporated by reference to the Company's Registration
         Statement on Form 10).
3.2      Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company's Registration Statement on Form 10).
4        Description of Specimen Stock Certificate (incorporated by reference to the Company's Registration
         Statement on Form 10).
10.1     Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated March 10, 2003 regarding sponsorship of racing car, filed herewith.
10.2     Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated February 28,
         2002 regarding sponsorship of racing car (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2001).
10.3     Employment Agreement between Kenneth W. Brownell, Jr. and Preformed Line Products Company dated
         December 3, 1998 (incorporated by reference to the Company's Registration Statement on Form 10).
10.4     Preformed Line Products Company 1999 Employee Stock Option Program (incorporated by reference to the Company's Registration Statement on Form 10).
10.5     Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company's
         Registration Statement on Form 10).
10.6     Preformed Line Products Company Executive Life Insurance Plan - Summary (incorporated by reference to the Company's Registration Statement on Form 10).
10.7     Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company's Registration Statement on Form 10).
10.8     Revolving Credit Agreement between National City Bank and Preformed Line Products Company,
         dated December 30, 1994 (incorporated by reference to the Company's Registration Statement on
         Form 10).
10.9     Amendment to the Revolving Credit Agreement between National City Bank and Preformed Line
         Products Company, dated October 31, 2002, filed herewith.
21       Subsidiaries of Preformed Line Products Company (incorporated by reference to the Company's
         Registration Statement on Form 10).
23.1     Consent of PricewaterhouseCoopers LLP, Independent Accountants, filed herewith.
23.2     Consent of PricewaterhouseCoopers LLP, Independent Accountants, filed herewith.
23.3     Consent of Ernst & Young LLP, Independent Auditors, filed herewith.
99.1     Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002, filed herewith.
99.2     Certification of the Principal Executive Officer, Eric R. Graef, pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002, filed herewith.