Form 10-Q
period 2003-03-31
PREFORMED LINE PRODUCTS CO
filed 2003-05-13
CIK 80035

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003     Commission file number 0-31164

                         PREFORMED LINE PRODUCTS COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

             Ohio                                    34-0676895
-------------------------------         ------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)

        660 Beta Drive
    Mayfield Village, Ohio                              44143
-------------------------------         ------------------------------------
     (Address of Principal                           (Zip Code)
        Executive Office)

                               (440) 461-5200
----------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of common shares, without par value, outstanding as of May 13, 2003:
5,784,494.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         PREFORMED LINE PRODUCTS COMPANY
                          INDEX TO FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY:
Consolidated Balance Sheets as of March 31, 2003 (unaudited)
              and December 31, 2002.........................................       3
Statements of Consolidated Income for the Three Months
              Ended March 31, 2003 and 2002 (unaudited).....................       4
Statements of Consolidated Cash Flows for the Three Months
              Ended March 31, 2003 and 2002 (unaudited).....................       5
Notes to Consolidated Financial Statements..................................       6

                         PREFORMED LINE PRODUCTS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

                                                                                     March 31,            December 31,
Thousands of dollars, except share data                                                2003                  2002
                                                                                    -----------           ------------
                                                                                    (Unaudited)
ASSETS
Cash and cash equivalents                                                           $   13,325             $   11,629
Accounts receivable, less allowance of $3,504 ($3,770 in 2002)                          25,747                 24,763
Inventories - net                                                                       33,806                 33,750
Deferred income taxes - short-term                                                       4,739                  5,276
Prepaids and other                                                                       4,439                  3,104
                                                                                    ----------             ----------
              TOTAL CURRENT ASSETS                                                      82,056                 78,522

Property and equipment - net                                                            48,401                 48,569
Investments in foreign joint ventures                                                    8,286                  8,087
Deferred income taxes - long-term                                                          868                    863
Goodwill, patents and other intangibles - net                                            5,565                  5,596
Other                                                                                    3,107                  3,147
                                                                                    ----------             ----------

              TOTAL ASSETS                                                          $  148,283             $  144,784
                                                                                    ==========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to banks                                                              $      997             $    1,246
Trade accounts payable                                                                   7,918                  7,844
Accrued compensation and amounts withheld from employees                                 3,487                  3,269
Accrued expenses and other liabilities                                                   4,922                  4,251
Accrued profit-sharing and pension contributions                                         4,815                  4,176
Dividends payable                                                                        1,155                  1,155
Income taxes                                                                             1,704                    337
Current portion of long-term debt                                                        1,563                  1,676
                                                                                    ----------             ----------
              TOTAL CURRENT LIABILITIES                                                 26,561                 23,954

Long-term debt, less current portion                                                     5,529                  5,847
Deferred income taxes - long-term                                                          199                    161
Mininum pension liability and other                                                        854                    726

SHAREHOLDERS' EQUITY
Common shares - $2 par value, 15,000,000 shares authorized, 5,772,710 and
     5,772,710 issued and outstanding, net of
     389,188 and 389,188 treasury shares at par                                         11,545                 11,545
Paid in capital                                                                             82                     82
Retained earnings                                                                      123,054                123,124
Other comprehensive loss                                                               (19,541)               (20,655)
                                                                                    ----------             ----------
              TOTAL SHAREHOLDERS' EQUITY                                               115,140                114,096
                                                                                    ----------             ----------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $  148,283             $  144,784
                                                                                    ==========             ==========

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Thousands of dollars, except per share data                          Three months ended March 31,
                                                                     ----------------------------
                                                                       2003                2002
                                                                     --------            --------
                                                                              (Unaudited)
Net sales                                                            $ 35,209            $ 44,008
Cost of products sold                                                  23,542              29,466
                                                                     --------            --------
        GROSS PROFIT                                                   11,667              14,542

Costs and expenses
   Selling                                                              3,915               5,282
   General and administrative                                           5,071               5,063
   Research and engineering                                             1,373               1,616
   Other operating expenses                                               116                  86
                                                                     --------            --------
                                                                       10,475              12,047

Royalty income - net                                                      348                 513
                                                                     --------            --------

        OPERATING INCOME                                                1,540               3,008

Other income (expense)
   Equity in net income of foreign joint ventures                         199                  75
   Interest income                                                         75                  58
   Interest expense                                                      (108)               (188)
   Other expense                                                          (40)                (50)
                                                                     --------            --------
                                                                          126               (105)
                                                                     --------            --------

        INCOME BEFORE INCOME TAXES                                      1,666               2,903

Income taxes                                                              582                 902
                                                                     --------            --------

        NET INCOME                                                   $  1,084             $ 2,001
                                                                     ========            ========

Net income per share - basic and diluted                             $   0.19             $  0.35
                                                                     ========            ========

Cash dividends declared per share                                    $   0.20             $  0.20
                                                                     ========            ========

Average number of shares outstanding - basic                            5,773               5,757
                                                                     ========            ========

Average number of shares outstanding - diluted                          5,780               5,781
                                                                     ========            ========

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
                                                                                     2003               2002
                                                                                   ---------          ---------
Thousands of dollars                                                                        (Unaudited)
OPERATING ACTIVITIES
Net income                                                                         $   1,084          $   2,001
Adjustments to reconcile net income to net cash provided by operations
      Depreciation and amortization                                                    2,244              2,193
      Deferred income taxes                                                              570               (289)
      Cash surrender value of life insurance                                             141                  -
      Cumulative translation adjustment                                                  (64)                 -
      Earnings of joint ventures                                                        (199)               (75)
      Changes in operating assets and liabilities
           Receivables                                                                  (601)            (3,248)
           Inventories                                                                   392                219
           Trade payables and accruals                                                 1,508              2,809
           Income taxes                                                                  146                627
           Other - net                                                                  (198)               246
                                                                                   ---------          ---------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                              5,023              4,483

INVESTING ACTIVITIES
Capital expenditures                                                                  (1,372)              (911)
Business acquisitions                                                                    (34)                 -
Proceeds from the sale of property and equipment                                           -                 27
                                                                                   ---------          ---------
                NET CASH USED IN INVESTING ACTIVITIES                                 (1,406)              (884)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks                                           (250)             1,526
Proceeds from the issuance of debt                                                     3,616              4,154
Payments of debt                                                                      (4,224)            (7,621)
Dividends paid                                                                        (1,155)            (1,151)
                                                                                   ---------          ---------
                NET CASH USED IN FINANCING ACTIVITIES                                 (2,013)            (3,092)

Effects of exchange rate changes on cash and cash equivalents                             92                 48
                                                                                   ---------          ---------

Increase in cash and cash equivalents                                                  1,696                555

Cash and cash equivalents at beginning of year                                        11,629              8,409
                                                                                   ---------          ---------

                CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  13,325          $   8,964
                                                                                   =========          =========

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments required to fairly present the financial position, results of operations, and changes in cash flows for the interim periods. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company's 10-K for 2002 filed with the Securities and Exchange Commission.

The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

Certain amounts in the financial statements have been reclassified to conform to the presentation of 2003.

NOTE B - SUPPLEMENTAL INFORMATION (Dollars in thousands)

Inventories

                                March 31,      December 31,
                                  2003             2002
                                ---------      ------------
Finished goods                  $  15,640        $ 14,933
Work-in-process                     1,347           1,249
Raw material                       16,819          17,568
                                ---------        --------
                                $  33,806        $ 33,750
                                =========        ========

Comprehensive income

The components of comprehensive income are as follows:

                                         Three months ended March 31,
                                         ----------------------------
                                           2003                2002
                                         --------            --------
Net income                               $  1,084            $  2,001
Other comprehensive income:
   Foreign currency adjustment              1,114                 108
                                         --------            --------
Comprehensive income                     $  2,198            $  2,109
                                         ========            ========

Guarantees
   Balance at December 31, 2002                        $      142
   Additions charged to Cost of products sold                   -
   Deductions                                                   -
                                                       ----------
   Balance at March 31, 2003                           $      142
                                                       ==========

The Company has certain indemnification clauses in its credit facility agreements, which are considered to be guarantees under the provisions of FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. The Company has not recorded any amounts related to such guarantees, as the fair values are immaterial. The maximum exposure under these guarantees cannot be determined by the Company.

Stock Options

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

SFAS 123 requires pro forma disclosure of the effect on net income and earnings per share when applying the fair value method of valuing stock-based compensation. If the fair value method to measure compensation cost for the Company's stock compensation plan had been used, the Company's net income would have been reduced by $.07 million in the first quarter of 2003 ($.01 per share) and $.07 million in the first quarter of 2002 ($.01 basic pro forma per share and $.02 diluted pro forma per share). For purposes of this pro forma disclosure, the estimated fair value of the options is amortized ratably over the vesting period.

      (In thousands)                                        Three months ended March 31,
                                                            ----------------------------
                                                              2003                2002
                                                            --------            --------
Net income, as reported                                     $  1,084            $  2,001
Deduct:
      Total stock -based employee compensation
      expense determined under fair value based
      method for all awards net of related taxes                  68                  72
                                                            --------            --------
Pro forma net income                                        $  1,016            $  1,929
                                                            ========            ========
Earnings per share:
      Basic - as reported                                   $   0.19            $   0.35
                                                            ========            ========
      Basic - pro forma                                     $   0.18            $   0.34
                                                            ========            ========

      Diluted - as reported                                 $   0.19            $   0.35
                                                            ========            ========
      Diluted - pro forma                                   $   0.18            $   0.33
                                                            ========            ========

NOTE C - COMPUTATION OF EARNINGS PER SHARE

                                                            Three months ended March 31,
                                                            ----------------------------
Dollars and shares in thousands, except per share data        2003                2002
                                                            --------            --------
Numerator
     Net income                                             $  1,084            $  2,001
                                                            ========            ========
Denominator
     Determination of shares
          Weighted average common shares outstanding           5,773               5,757
          Dilutive effect - employee stock options                 7                  24
                                                            --------            --------
          Diluted weighted average common shares
            outstanding                                        5,780               5,781
                                                            ========            ========
Earnings per common share
     Basic                                                  $   0.19            $   0.35
     Diluted                                                $   0.19            $   0.35

NOTE D - GOODWILL AND OTHER INTANGIBLES

During the first quarter of 2003, the Company performed its annual impairment test for goodwill pursuant to SFAS No. 142, Goodwill and Intangible Assets, and has determined that no adjustment to the carrying value of goodwill is required. Under this Statement goodwill will continue to be tested annually for impairment or if events or circumstances indicate that the goodwill of a reporting unit might be impaired. The Company's only intangible asset with an indefinite life is goodwill. The aggregate amortization expense for other intangibles with definite lives for the three months ended March 31, 2003 and 2002 was $.1 million and $.02 million, respectively. Amortization expense is estimated to be $.4 million annually for 2003, 2004 and 2005 and $.3 million for 2006 and 2007. The following table sets forth the carrying value and accumulated amortization of goodwill and intangibles by segment at March 31, 2003. The second table includes the changes of net goodwill by segment for the three months ended March 31, 2003.

                                                                       As of March 31, 2003
                                                               ------------------------------------
                                                               Domestic        Foreign      Total
                                                               --------        -------     --------
Amortized intangible assets, including effect of
  foreign currency translation
    Gross carrying amount - patents and other intangibles      $  4,947        $    69     $  5,016
    Accumulated amortization - patents and other intangibles     (1,095)           (19)      (1,114)
                                                               --------        -------     --------
    Total                                                         3,852             50        3,902
                                                               --------        -------     --------

Unamortized intangible assets, including effect of
  foreign currency translation
    Gross carrying amount - goodwill                           $  1,152        $   919     $  2,071
    Accumulated amortization - goodwill                            (504)            96         (408)
                                                               --------        -------     --------
    Total                                                           648          1,015        1,663
                                                               --------        -------     --------

Total amortized and unamortized intangible assets              $  4,500        $ 1,065     $  5,565
                                                               ========        =======     ========

                                                  Goodwill
                      ----------------------------------------------------------------
                      December 31, 2002       Activity and Earnouts     March 31, 2003
Domestic              $             648                           -     $          648
Foreign                             953                          62              1,015
                      -----------------       ---------------------     --------------
Total                 $           1,601       $                  62     $        1,663
                      =================       =====================     ==============

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. The Statement requires the current accrual of a legal obligation resulting from a contractual obligation, government mandate, or implied reliance on performance by a third party, for costs relating to retirements of long-lived assets that result from the acquisition, construction, development and /or normal operation of the asset. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if it can be reasonably estimated, and a corresponding amount be included as a capitalized cost of the related asset. The capitalized amount will be depreciated over the assets' useful life. The Statement also notes that long-lived assets with an undetermined future life would not require the recognition of a liability until sufficient information is available. The adoption of this statement did not have a material impact on the financial statements.

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

During November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value. The initial recognition and measurement provisions of FIN 45 are applicable, on a prospective basis, to guarantees issued or modified after December 31, 2002. The Company has adopted the provisions of FIN 45 and its adoption had no significant effect on the financial statements.

During January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, Consolidated Financial Statements (FIN 46). FIN 46 clarifies the accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has adopted the applicable disclosure provisions of FIN 46 in the financial statements. At March 31, 2003, the Company is evaluating the classification of certain investments under FIN 46. However, the Company believes any exposure will be negligible.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of this Statement to have a material impact on its financial statements and results of operations.

NOTE F - BUSINESS SEGMENTS

                                            Three months ended March 31,
                                            ----------------------------
Dollars in thousands                          2003              2002
                                            ---------         ---------
Net sales
   Domestic                                 $  21,293         $  26,326
   Foreign                                     13,916            17,682
                                            ---------         ---------
Total net sales                             $  35,209         $  44,008
                                            =========         =========

Intersegment sales
   Domestic                                 $      21         $     615
   Foreign                                         32                50
                                            ---------         ---------
Total intersegment sales                    $      53         $     665
                                            =========         =========

Operating income (loss)
   Domestic                                 $  (3,848)        $   2,078
   Foreign                                      5,388               930
                                            ---------         ---------
                                                1,540             3,008

Equity in net income of joint ventures            199                75

Interest income
   Domestic                                         -                 -
   Foreign                                         75                58
                                            ---------         ---------
                                                   75                58

Interest expense
   Domestic                                        30                79
   Foreign                                         78               109
                                            ---------         ---------
                                                  108               188
Other (expense)                                   (40)              (50)
                                            ---------         ---------
Income (loss) before income taxes           $   1,666         $   2,903
                                            =========         =========

                                            March 31,        December 31,
                                              2003               2002
                                            ---------        ------------
Identifiable assets
   Domestic                                 $  76,399        $     74,388
   Foreign                                     63,598              62,309
                                            ---------        ------------
                                              139,997             136,697
   Corporate                                    8,286               8,087
                                            ---------        ------------
Total assets                                $ 148,283        $    144,784
                                            =========        ============

The domestic business segment operating loss for the quarter ended March 31, 2003 includes forgiveness of intercompany receivables in the amount of $4.5 million from the foreign business segment, which also reflects this transaction.

NOTE G - INCOME TAXES

In accordance with the applicable tax laws in China, the Company is entitled to a preferential tax rate of 0% for the first two profit making years after utilization of any tax loss carryforwards, which may be carried forward for five years; and a 50% tax reduction for the succeeding three years beginning in 2003. The favorable aggregate tax and per share effect was $33,000, or $.01 per share, for the three-month period ended March 2003 and $91,000, or $.02 per share for the three-month period ended March 2002.

NOTE H - BUSINESS ABANDONMENT CHARGES

Business Abandonment Charges

During the third quarter of 2002, the Company recorded a charge to write-off certain assets and to record severance payments related to closing its data communications operations in Europe. This entails winding down a manufacturing operation, closing five sales offices, terminating leases and reducing personnel by approximately 130. This action was taken as a result of the continuing decline in the global telecommunication and data communication markets and after failing to reach agreement on an acceptable selling price on product supplied to a significant foreign customer. The Company incurred a pre-tax charge of $4.7 million for these activities. Approximately $3.3 million of the charge is related to asset write-downs, of which $2.1 million of inventory write-offs were recorded in Cost of products sold and $1.2 million of write-offs related to receivables was included in Costs and expenses on the Statements of Consolidated Operations. The remaining $1.4 million of the charge, included in Cost of products sold and Costs and expenses, relates to cash outlays for employee severance cost, cost of exiting leased facilities, the termination of other contractual obligations and transitional costs. Approximately $.6 million of the latter category of expenses was expended as of March 31, 2003, and the remaining cash outlays are now anticipated to be completed by December 31, 2003. An analysis of the abandonment charges recorded in the Statements of Consolidated Income as of March 31, 2003 and the amount accrued in the Consolidated Balance Sheet at March 31, 2003 are as follows:


                                                     December 31 ,2002                    Adjustments    March 31, 2003
(Dollars in thousands)                                    Accrual              Cash           and            Accrual
                                                          Balance            Payments     Write-offs         Balance
                                                     ------------------------------------------------------------------
Write-off of inventories, net of currency
   translation effect, included in Cost of
   products sold                                          $  2,254                        $ (343,627)     $  (341,373)

Write-off of receivables, net of currency
   translation effect, included in Costs
   and expenses                                              1,241                          (150,310)     $  (149,069)

Severance and other related expenses
   included in Cost of products sold and
   cost and expenses                                           997              (143)            (11)             843

Impaired asset                                                   5                                (5)               -
                                                          --------           -------      ----------      -----------

      Pre-tax charge                                      $  4,497           $  (143)     $ (493,953)     $  (489,599)
                                                          ========           =======      ==========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations for the three-month period ended March 31, 2003 and 2002:

                                                  Three months ended March 31,
                                                  ----------------------------
Dollars in thousands, except per share data         2003               2002
NET SALES AND INCOME
Net sales                                         $  35,209          $  44,008
Operating income                                      1,540              3,008
Income before income taxes                            1,666              2,903
Net income                                            1,084              2,001

PER SHARE AMOUNTS
Net income - basic and diluted                    $    0.19          $    0.35

Dividends declared                                $    0.20          $    0.20

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

For the three months ended March 31, 2003 consolidated net sales were $35.2 million, a decrease of $8.8 million, or 20% from the same period in 2002. Domestic net sales decreased $5.0 million, or 19%, and foreign sales decreased $3.8 million or 21%. The reduction in domestic net sales was due to volume decreases in the telecommunications and energy markets. The Company does not anticipate a significant favorable change from the present conditions in its domestic markets in the near term. Foreign net sales decreased primarily as a result of the abandonment of the European data communication operations during the third quarter of 2002. Net sales related to the abandoned operations were $.3 million for the quarter ending March 31, 2003, compared to $4.3 million for the quarter ended March 31, 2002. Sales in the European, African, and Asia Pacific markets increased $2.3 million partially offset by a decrease in net sales in the North and South American markets of $2 million. As a result of the abandonment of the European data communication operations the Company anticipates lower foreign net sales for the remainder of 2003 when compared to 2002.

Gross profit of $11.7 million for the three months ended March 31, 2003 was a decrease of $2.9 million, or 20%, compared to the prior year. The decrease in gross profit is a result of the lower net sales.

Consolidated costs and expenses of $10.5 million for the three months ended March 31, 2003 were $1.6 million, or 13%, lower than the previous year. Selling expenses of $3.9 million decreased $1.4 million, or 26%. Commission expense (included in selling expense) decreased $.4 million as a result of lower net sales. In addition, selling expenses decreased by $1.0 million, $.6 million of which was a result of the abandonment of the Company's European data communications operations (see Note H in the Notes to Consolidated Financial Statements for further details), and $.4 million related to a reduction in domestic selling expense due to lower employment levels. General and administrative expenses of $5.1 million remained unchanged from last year. Research and engineering expenses of $1.4 million decreased $.2 million from the same period last year as a result of a reduction in domestic employment levels. The Company's other operating expenses of $.1 million remained relatively unchanged compared to the same period in 2002.

Royalty income for the quarter ended March 31, 2003 of $.3 million decreased $.2 million, or 32%, compared to 2002 as a result of lower domestic royalties due to lower sales levels by licensees.

Operating income of $1.5 million for the quarter ended March 31, 2003 decreased $1.5 million, or 49%, compared to $3.0 million in the previous year. This decrease was a result of the $2.9 million decrease in gross profit, the decrease in cost and expenses of $1.6 million and the $.2 million decrease in royalty income.

Other income of $.1 million for the three months ended March 31, 2003 increased $.2 million compared to the $.1 million expense for the same period in 2002. This improvement is due primarily to an increase in equity earnings from joint ventures and a reduction in interest expense due to lower borrowings.

Income before income taxes for the quarter ended March 31, 2003 of $1.7 million was $1.2 million lower than 2002. This is due to the reduction in operating income of $1.5 million partially offset by the increase in other income (expense) of $.2 million.

Income taxes for the three months ended March 31, 2003 of $.6 million decreased $.3 million, or 35%, compared to the previous year. The effective tax rate in 2003 was 34.9% compared to 31.1% in 2002 as a result of a higher effective tax rate in the Company's Chinese operations. In accordance with the applicable tax laws in China, the Company is entitled to a preferential tax rate of 0% for the first two profit making years after utilization of any tax loss carryforwards and a 50% tax reduction for the succeeding three years beginning in 2003. The favorable aggregate tax and per share effect was $33,000, or $.01 per share, for the three-month period ended March 2003 and $91,000, or $.02 per share for the three-month period ended March 2002.

As a result of the preceeding, net income for the three month period ended March 31, 2003 was $1.1 million which represents a decrease of $.9 million, or 46%, compared to 2002.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5.0 million for the first three months of 2003, an increase of $.5 million when compared to 2002. This increase was primarily the result of a decrease in working capital of $1.2 million in 2003 compared to a decrease of $.7 million in 2002. The negative impact on cash of the $.9 million decrease in net income was offset by $.9 million more of non-cash expenses in 2003 compared to 2002.

Net cash used in investing activities of $1.4 million represents an increase of $.5 million when compared to 2002. This increase is a result of higher capital expenditures in 2003 when compared to 2002. The Company is continually analyzing potential acquisition candidates and business alternatives but has no commitments that would materially impact the operations of the business.

Cash used in financing activities for 2003 was $1.1 million less than cash used in financing activities in the previous year. This was primarily a result of lower repayments of debt in 2003 compared to 2002.

The Company's financial position remains strong with a current ratio of 3.1:1 at March 31, 2003 compared to 3.3:1 at December 31, 2002. Working capital of $55.5 million remains consistent with December 31, 2002. At March 31, 2003, the Company's unused balance under its credit facility was $15.9 million and its debt to equity percentage was 6%. Although the Company believes its existing credit facilities, internally generated funds and ability to obtain additional financing will be sufficient to meet the Company's growth and operating needs for the next 12 months there are inherent risks related to each of these sources. Funds generated from continuing operations are contingent upon the general economy remaining flat or improving and the recovery of the energy and telecommunication market sectors in particular.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. The Statement requires the current accrual of a legal obligation resulting from a contractual obligation, government mandate, or implied reliance on performance by a third party, for costs relating to retirements of long-lived assets that result from the acquisition, construction, development and /or normal operation of the asset. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if it can be reasonably estimated, and a corresponding amount be included as a capitalized cost of the related asset. The capitalized amount will be depreciated over the assets' useful life. The Statement also notes that long-lived assets with an undetermined future life would not require the recognition of a liability until sufficient information is available. The adoption of this statement did not have a material impact on the financial statements.

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

During November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value. The initial recognition and measurement provisions of FIN 45 are applicable, on a prospective basis, to guarantees issued or modified after December 31, 2002. The Company has adopted the provisions of FIN 45 and its adoption had no significant effect on the financial statements.

During January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, Consolidated Financial Statements (FIN 46). FIN 46 clarifies the accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has adopted the applicable disclosure provisions of FIN 46 in the financial statements. At March 31, 2003, the Company is evaluating the classification of certain investments under FIN 46. However, the Company believes any exposure will be negligible.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of this Statement to have a material impact on its financial statements and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company operates manufacturing facilities and offices around the world and uses fixed and floating rate debt to finance the Company's global operations. As a result, the Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risk related to changes in interest rates and foreign currency exchange rates. The Company believes the political and economic risks related to the Company's foreign operations are mitigated due to the stability of the countries in which the Company's largest foreign operations are located. Although the Company does not regularly enter into derivative financial instrument, it has four foreign currency forward exchange contracts outstanding at March 31, 2003 whose fair value and carrying value are immaterial. The Company does not hold derivatives for trading purposes.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities, which consisted of borrowings of $8.1 million at March 31, 2003. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.1 million for the three months ended March 31, 2003.

The Company's primary currency rate exposures are related to foreign denominated debt, intercompany debt and cash and short-term investments. A hypothetical 10% change in currency exchange rates would have a favorable/unfavorable impact on fair values of $2.1 million and on income before tax of $.1 million.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed within the last 90 days under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on the evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of management's evaluation.

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

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K.

(a)      Exhibits

         10.10 Amendment to the Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated March 26, 2003, filed herewith.

         99.1 Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

         99.2 Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)      Reports on Form 8-K

         None.

                           FORWARD LOOKING STATEMENTS

Cautionary Statement for "Safe Harbor" Purposes Under The Private Securities Litigation Reform Act of 1995

This Form 10-Q and other documents the Company files with the Securities and Exchange Commission contain forward-looking statements regarding the Company's and management's beliefs and expectations. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance (as opposed to historical items) and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the Company's control. Such uncertainties and factors could cause the Company's actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

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

    - The effect on the Company's business resulting from economic uncertainty within Latin American regions;

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

    - The effect on the Company's business resulting from global health risks including but not limited to Severe Acute Respiratory Syndrome (SARS); and

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

May 13, 2003                          /s/ Robert G. Ruhlman
                                      ---------------------
                                          Robert G. Ruhlman
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

May 13, 2003                          /s/ Eric R. Graef
                                      -----------------
                                          Eric R. Graef
                                          Vice President - Finance and Treasurer
                                          (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Robert G. Ruhlman, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Preformed Line Products Company;

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

Date: May 13, 2003

                                       /s/ Robert G. Ruhlman
                                       ---------------------
                                           Robert G. Ruhlman
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

I, Eric R. Graef, Vice President-Finance and Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Preformed Line Products Company;

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

Date: May 13, 2003

                                      /s/ Eric R. Graef
                                      -----------------
                                          Eric R. Graef
                                          Vice President - Finance and Treasurer
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX

10.10 Amendment to the Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated March 26, 2003, filed herewith.

99.1 Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.2 Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.