Form 10-Q
period 2003-06-30
PREFORMED LINE PRODUCTS CO
filed 2003-08-12
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003	Commission file number 0-31164

Preformed Line Products Company (Exact Name of Registrant as Specified in Its Charter)

Ohio	34-0676895

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

660 Beta Drive Mayfield Village, Ohio	44143

(Address of Principal Executive Office)	(Zip Code)

(440) 461-5200 (Registrant’s telephone number, including area code)

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
Yes       No  X

The number of common shares outstanding as of August 8, 2003: 5,784,494.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY
INDEX TO FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2003 AND DECEMBER 31, 2002

	June 30,	December 31,
Thousands of dollars, except share data	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$14,002	$11,629
Accounts receivable, less allowance of $3,513 ($3,770 in 2002)	26,659	24,763
Inventories — net	33,134	33,750
Deferred income taxes — short-term	4,864	5,276
Prepaids and other	4,857	3,104

TOTAL CURRENT ASSETS	83,516	78,522
Property and equipment — net	48,745	48,569
Investments in foreign joint ventures	8,842	8,087
Deferred income taxes — long-term	790	863
Goodwill, patents and other intangibles — net	5,583	5,596
Other	3,365	3,147

TOTAL ASSETS	$150,841	$144,784

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$1,014	$1,246
Trade accounts payable	8,765	7,844
Accrued compensation and amounts withheld from employees	4,084	3,269
Accrued expenses and other liabilities	5,290	4,251
Accrued profit-sharing and pension contributions	3,723	4,176
Dividends payable	1,157	1,155
Income taxes	2,406	337
Current portion of long-term debt	3,809	1,676

TOTAL CURRENT LIABILITIES	30,248	23,954
Long-term debt, less current portion	1,300	5,847
Deferred income taxes — long-term	219	161
Minimum pension liability and other	854	726

SHAREHOLDERS’ EQUITY
Common shares — $2 par value, 15,000,000 shares authorized, 5,784,494 and 5,772,710 issued and outstanding, net of 377,404 and 389,188 treasury shares at par	11,569	11,545
Paid in capital	82	82
Retained earnings	122,876	123,124
Other comprehensive loss	(16,307)	(20,655)

TOTAL SHAREHOLDERS’ EQUITY	118,220	114,096

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$150,841	$144,784

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Thousands of dollars, except per share data	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net sales	$39,972	$44,854	$75,181	$88,862
Cost of products sold	28,743	30,900	52,285	60,366

GROSS PROFIT	11,229	13,954	22,896	28,496
Costs and expenses
Selling	4,415	6,033	8,330	11,315
General and administrative	5,193	5,213	10,264	10,276
Research and engineering	1,288	1,518	2,661	3,134
Other operating expenses (income)	(447)	78	(331)	164

	10,449	12,842	20,924	24,889
Royalty income — net	364	447	712	960

OPERATING INCOME	1,144	1,559	2,684	4,567
Other income (expense)
Equity in net income of foreign joint ventures	17	128	216	203
Interest income	107	62	182	120
Interest expense	(130)	(187)	(238)	(375)
Other expense	(41)	(50)	(81)	(100)

	(47)	(47)	79	(152)

INCOME BEFORE INCOME TAXES	1,097	1,512	2,763	4,415
Income taxes	264	475	846	1,377

NET INCOME	$833	$1,037	$1,917	$3,038

Net income per share — basic and diluted	$0.14	$0.18	$0.33	$0.53

Cash dividends declared per share	$0.20	$0.20	$0.40	$0.40

Average number of shares outstanding — basic	5,781	5,763	5,776	5,760

Average number of shares outstanding — diluted	5,781	5,787	5,777	5,785

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Thousands of dollars	Six Months Ended June 30,

	2003	2002

	(Unaudited)
OPERATING ACTIVITIES
Net income	$1,917	$3,038
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	4,251	4,396
Deferred income taxes	543	(253)
Earnings of joint ventures	(216)	(203)
Dividends received from joint ventures	6	576
Other — net	(143)	(2)
Changes in operating assets and liabilities
Receivables	(901)	(4,293)
Inventories	1,971	(407)
Trade payables and accruals	1,530	3,087
Income taxes	1,168	(358)
Other — net	(465)	(277)

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,661	5,304

INVESTING ACTIVITIES
Capital expenditures	(2,211)	(2,214)
Business acquisitions	(447)	(38)
Proceeds from the sale of property and equipment	45	1,249

NET CASH USED IN INVESTING ACTIVITIES	(2,613)	(1,003)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	(234)	1,375
Proceeds from the issuance of debt	8,007	9,849
Payments of debt	(10,979)	(12,652)
Dividends paid	(2,311)	(2,304)
Issuance of common shares	169	177

NET CASH USED IN FINANCING ACTIVITIES	(5,348)	(3,555)

Effects of exchange rate changes on cash and cash equivalents	673	150

Increase in cash and cash equivalents	2,373	896
Cash and cash equivalents at beginning of year	11,629	8,409

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,002	$9,305

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments required to fairly present the financial position, results of operations, and changes in cash flows for the interim periods. Operating results for the three-month and six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s 10-K for 2002 filed with the Securities and Exchange Commission.

The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

Certain amounts in the financial statements have been reclassified to conform to the presentation of 2003.

NOTE B — SUPPLEMENTAL INFORMATION (Dollars in thousands)

Inventories

	June 30,	December 31,
	2003	2002

Finished goods	$14,411	$14,933
Work-in-process	1,536	1,249
Raw material	17,187	17,568

	$33,134	$33,750

Comprehensive income

The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income	$833	$1,037	$1,917	$3,038
Other comprehensive income (loss):
Foreign currency adjustment	3,234	(628)	4,348	(520)

Comprehensive income	$4,067	$409	$6,265	$2,518

Guarantees

Product Warranty

Balance at December 31, 2002	$142
Additions charged to Cost of products sold	—
Deductions	3

Balance at June 30, 2003	$139

The Company has certain indemnification clauses in its credit facility agreements, which are considered to be guarantees under the provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. The Company has not recorded any amounts related to such guarantees, as the fair values are immaterial. The maximum exposure under these guarantees cannot be determined by the Company because it is contingent upon certain future changes in governmental regulations and tax laws that could occur.

Stock Options

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company applies the intrinsic value based method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock options granted to employees to purchase common shares. Under this method, compensation expense is measured as the excess, if any, of the market price at the date of grant over the exercise price of the options. No compensation expense has been recorded because the exercise price is equal to market value.

SFAS 123 requires pro forma disclosure of the effect on net income and earnings per share when applying the fair value method of valuing stock-based compensation. For purposes of this pro forma disclosure, the estimated fair value of the options is recognized ratably over the vesting period.

(In thousands)	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income, as reported	$833	$1,037	$1,917	$3,038
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	33	69	101	141

Pro forma net income	$800	$968	$1,816	$2,897

Earnings per share:
Basic — as reported	$0.14	$0.18	$0.33	$0.53

Basic — pro forma	$0.14	$0.17	$0.31	$0.50

Diluted — as reported	$0.14	$0.18	$0.33	$0.53

Diluted — pro forma	$0.14	$0.17	$0.31	$0.50

NOTE C — COMPUTATION OF EARNINGS PER SHARE

	Three months ended June 30,		Six months ended June 30,

Dollars and shares in thousands, except per share data	2003	2002	2003	2002

Numerator
Net income	$833	$1,037	$1,917	$3,038

Denominator
Determination of shares
Weighted average common shares outstanding	5,781	5,763	5,776	5,760
Dilutive effect — employee stock options	—	24	1	25

Diluted weighted average common shares outstanding	5,781	5,787	5,777	5,785

Earnings per common share
Basic	$0.14	$0.18	$0.33	$0.53

Diluted	$0.14	$0.18	$0.33	$0.53

NOTE D — GOODWILL AND OTHER INTANGIBLES

The Company performed its annual impairment test for goodwill pursuant to SFAS No. 142, Goodwill and Intangible Assets, as of January 2003 and had determined that no adjustment to the carrying value of goodwill was required. The Company’s only intangible asset with an indefinite life is goodwill. The aggregate amortization expense for other intangibles with definite lives for the three and six-month periods ended June 30, 2003 and 2002 was $.1 million and $.2 million, respectively. Amortization expense is estimated to be $.4 million annually for 2003, 2004 and 2005 and $.3 million for 2006 and 2007. The following table sets forth the carrying value and accumulated amortization of goodwill and intangibles by segment at June 30, 2003. The second table includes the changes of net goodwill by segment for the six months ended June 30, 2003.

	As of June 30, 2003

	Domestic	Foreign	Total

Amortized intangible assets, including effect of foreign currency translation
Gross carrying amount — patents and other intangibles	$4,947	$74	$5,021
Accumulated amortization — patents and other intangibles	(1,186)	(22)	(1,208)

Total	3,761	52	3,813

Unamortized intangible assets, including effect of foreign currency translation
Gross carrying amount — goodwill	$1,152	$1,178	$2,330
Accumulated amortization — goodwill	(504)	(56)	(560)

Total	648	1,122	1,770

Total amortized and unamortized intangible assets	$4,409	$1,174	$5,583

	Goodwill

	December 31, 2002	Activity including Foreign Currency	June 30, 2003

Domestic	$648	$—	$648
Foreign	953	169	1,122

Total	$1,601	$169	$1,770

NOTE E — NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. The Statement requires the current accrual of a legal obligation resulting from a contractual obligation, government mandate, or implied reliance on performance by a third party, for costs relating to retirements of long-lived assets that result from the acquisition, construction, development and /or normal operation of the asset. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if it can be reasonably estimated, and a corresponding amount be included as a capitalized cost of the related asset. The capitalized amount will be depreciated over the assets’ useful life. The Statement also notes that long-lived assets with an undetermined future life would not require the recognition of a liability until sufficient information is available. The adoption of this statement did not have a material impact on the financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. This Statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for exit costs was recognized at the date of the entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this Statement did not have a material impact on the Company.

During January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, Consolidated Financial Statements (FIN 46). FIN 46 clarifies the accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has adopted the applicable disclosure provisions of FIN 46 in the financial statements. At June 30, 2003, the Company is evaluating the classification of certain investments under FIN 46. However, the Company believes any impact on its financial statements will be negligible.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of this Statement to have a material impact on its financial statements because the Company does not regularly enter into significant derivative financial instruments.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (FAS 150). This Statement establishes standards for how financial instruments with characteristics of both liabilities and equity are classified and measured. This Statement requires that an issuer classify financial instruments as a liability or asset based on the requirements of the Statement, which may have been previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this Statement to have a material impact on its financial statements and results of operations since the Company does not have financial instruments with both equity and liability characteristics.

NOTE F — BUSINESS SEGMENTS

	Three months ended June 30,		Six months ended June 30,

Dollars in thousands	2003	2002	2003	2002

Net sales
Domestic	$23,268	$25,922	$44,561	$52,248
Foreign	16,704	18,932	30,620	36,614

Total net sales	$39,972	$44,854	$75,181	$88,862

Intersegment sales
Domestic	$40	$595	$61	$1,210
Foreign	174	334	206	384

Total intersegment sales	$214	$929	$267	$1,594

Operating income (loss)
Domestic	$(743)	$1,205	$(4,540)	$3,283
Foreign	1,887	354	7,224	1,284

	1,144	1,559	2,684	4,567
Equity in net income of joint ventures	17	128	216	203
Interest income
Domestic	—	—	—	—
Foreign	107	62	182	120

	107	62	182	120
Interest expense
Domestic	37	74	67	153
Foreign	93	113	171	222

	130	187	238	375
Other (expense)	(41)	(50)	(81)	(100)

Income before income taxes	$1,097	$1,512	$2,763	$4,415

	June 30,	December 31,
	2003	2002

Identifiable assets
Domestic	$74,383	$74,388
Foreign	67,616	62,309

	141,999	136,697
Corporate	8,842	8,087

Total assets	$150,841	$144,784

The domestic business segment operating loss for the six months ended June 30, 2003 includes an expense, recorded in the quarter ended March 31, 2003, for forgiveness of intercompany receivables related to the abandoned European data communications operations in the amount of $4.5 million from the foreign business segment, while the foreign business segment includes a similar amount as income related to this transaction.

NOTE G — INCOME TAXES

In accordance with the applicable tax laws in China, the Company is entitled to a preferential tax rate of 0% for the first two profit making years after utilization of any tax loss carryforwards, which may be carried forward for five years, and a 50% tax reduction for the succeeding three years beginning in 2003. The favorable aggregate tax and per share effect was $20,000, or less than $.01 per share, for the three-month period and $54,000, or $.01 per share, for the six-month period ended June 30, 2003, while the favorable aggregate tax and per-share effect was $215,000, or $.03 per share, for the three-month period and $306,000, or $.05 per share, for the six-month period ended June 30, 2002.

NOTE H — BUSINESS ABANDONMENT CHARGES

During the third quarter of 2002, the Company recorded a charge to write-off certain assets and to record severance payments related to closing its data communications operations in Europe. This entails winding down a manufacturing operation, closing five sales offices, terminating leases and reducing personnel by approximately 130. This action was taken as a result of the continuing decline in the global telecommunication and data communication markets and after failing to reach agreement on an acceptable selling price on product supplied to a significant foreign customer. The Company incurred a pre-tax charge of $4.7 million for these activities in the third quarter of 2002. Approximately $3.3 million of the charge is related to asset write-downs, of which $2.1 million of inventory write-offs were recorded in Cost of products sold and $1.2 million of write-offs related to receivables was included in Costs and expenses on the Statements of Consolidated Operations. The remaining $1.4 million of the charge, included in Cost of products sold and Costs and expenses, primarily relates to cash outlays for employee severance cost, cost of exiting leased facilities and termination of other contractual obligations. Approximately $.7 million of the latter category of expenses was expended as of June 30, 2003, and the remaining cash outlays are now anticipated to be completed by March 31, 2004. Changes to estimates based on experience and events during the second quarter of 2003 required adjustments to be made for each accrual component, resulting in a reduction in Cost of products sold and Costs and expenses of approximately $.2 million. An analysis of the amount accrued in the Consolidated Balance Sheet at June 30, 2003 is as follows:

	December 31, 2002		Activity	June 30, 2003
(Dollars in thousands)	Accrual	Cash	and	Accrual
	Balance	Payments	Adjustments	Balance

Write-off of inventories, net of currency translation effect, included in Cost of products sold	$2,254		$(778)	$1,476
Write-off of receivables, net of currency translation effect, included in Costs and expenses	1,241		527	1,768
Severance and other related expenses included in Cost of products sold and cost and expenses	997	$(258)	(526)	213
Impaired asset	5		(5)	—

	$4,497			$3,457

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the Company’s results of operations for the three-month and six-month periods ended June 30, 2003 and 2002:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Dollars in thousands, except per share data

NET SALES AND INCOME
Net sales	$39,972	$44,854	$75,181	$88,862
Operating income	1,144	1,559	2,684	4,567
Income before income taxes	1,097	1,512	2,763	4,415
Net income	833	1,037	1,917	3,038

PER SHARE AMOUNTS
Net income — basic and diluted	$0.14	$0.18	$0.33	$0.53

Dividends declared	$0.20	$0.20	$0.40	$0.40

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

For the three months ended June 30, 2003 consolidated sales were $40 million, a decrease of $4.9 million, or 11%, compared to the three months ended June 30, 2002. Domestic sales decreased $2.7 million, or 10%, and foreign sales decreased $2.2 million, or 12%.

The reduction in domestic sales was due primarily to price and customer mix in the communications and energy markets.

Foreign sales decreased primarily as a result of the abandonment of the European data communication operations during the third quarter of 2002. Sales related to the abandoned operation were $.3 million for the quarter ended June 30, 2003 compared to $3.5 million for the 2002 comparable period. Foreign sales primarily in the North and South American markets decreased $.7 million while foreign sales were favorably impacted by $1.7 million when native currency was converted to U.S. dollars as a result of the weaker U.S. dollar compared to most foreign currencies. As a result of the abandonment of the European data communication operations, the Company anticipates foreign sales will remain lower for the remainder of 2003 when compared to 2002.

Gross profit of $11.2 million for the three months ended June 30, 2003 decreased $2.7 million, or 20%, compared to the same period in the prior year. Domestic gross profit decreased $3.1 million, or 38%, and foreign gross profit increased $.4 million, or 6%.

Domestic gross profit decreased $.4 million due to data communication customer mix, $.8 million resulting from lower sales and $1.9 million from higher per unit manufacturing costs due to lower production levels. The Company anticipates higher inventory costs included in cost of sales until production returns to the previous year’s level.

Foreign gross profit increased $.4 million for the quarter ended June 30, 2003 primarily as a result of a $.6 million favorable foreign currency conversion compared to the same period in 2002 and lower manufacturing costs of $.4 million partially offset by a $.6 million reduction in gross profit due to the decrease in net sales.

Costs and expenses for the three months ended June 30, 2003 were $10.4 million, a decrease of $2.4 million, or 19%, compared to the same period in 2002. Domestic costs and expenses of $6.7 million decreased $1.3 million, or 16%, from the same period in 2002 and foreign costs and expenses of $3.7 million decreased $1.1 million, or 24%, compared to the same period in 2002. Selling expenses of $4.4 million decreased $1.6 million, or 27%. The abandonment of the European data communications operations in the third quarter 2002 accounted for 46% of the reduction, domestic commission expense on lower sales accounted for 22% and domestic employment levels accounted for 17% of the reduction in selling expenses. General and administrative expenses of $5.2 million remained relatively unchanged compared to the same period in 2002. General and administrative expenses would have decreased had the Company’s domestic operations not recorded a $.3 million bad debt expense related to a telecommunications customer declaring bankruptcy. Research and engineering expenses of $1.3 million decreased $.2 million, or 15%, principally as a result of employee reductions. Other operating income of $.4 million increased $.5 million. The increase in the cash surrender value of domestic life insurance policies resulted in 54% of the increase while a gain on currency translations by foreign operations compared to the same period in 2002 accounted for 46% of the increase in other operating income.

Royalty income of $.4 million for the three months ended June 30, 2003 is $.1 million lower than 2002 as a result of the decline in the domestic data communication market.

Operating income of $1.1 million for the quarter ended June 30, 2003 decreased $.4 million, or 27%, compared to the previous year. This decrease was due to the $2.7 million decrease in gross profit, the decrease in royalty income of $.1 million partially offset by a decrease in cost and expenses of $2.4 million. Domestic operating income decreased $1.9 million as a result of $3.1 million lower gross profit, the decrease of $.1 million royalty income partially offset by the $1.3 million decrease in costs and expenses. Foreign operating income of $1.9 million increased $1.5 million due to the increase in gross profit of $.4 million and the decrease in costs and expenses of $1.1 million.

Income before income taxes for the three months ended June 30, 2003 of $1.1 million was $.4 million lower than 2002 as a result of the reduction in operating income of $.4 million.

Income taxes for the three months ended June 30, 2003 of $.3 million decreased $.2 million, compared to the same period in 2002. The effective tax rate in 2003 was 24% compared to 31% for 2002 as a result of a domestic tax refund. In accordance with the applicable tax laws of China, the Company is entitled to a preferential tax rate of 0% for the first two profit making years after utilization of any tax loss carryforwards and a 50% tax reduction for the succeeding three years beginning in 2003. The favorable aggregate tax and per share effect was $20,000 or less than $.01 per share for the three months ended June 30, 2003 and $215,000 or $.03 per share for the three months ended June 30, 2002.

As a result of the above, net income for the three-month period ended June 30, 2003 was $.8 million which represents a decrease of $.2 million, or 19.7%, compared to comparable results in 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

For the six months ended June 2003 consolidated sales were $75.2 million, a decrease of $13.7 million, or 15%. Domestic sales of $44.6 million, decreased $7.7 million, or 15%. Foreign sales of $30.6 million decreased $6 million, or 16%. Domestic sales decreased approximately 70% due to volume and 30% due to sales price in the communications and energy markets. The Company does not anticipate a significant change from the present conditions in the domestic markets for the remainder of the year. Foreign sales decreased primarily as a result of the abandonment of the European data communication operations during the third quarter of 2002. Sales related to the abandoned operation were $.6 million for the six months ended June 30, 2003 compared to $7.8 million for the 2002 comparable period. Foreign sales primarily in the North and South American markets decreased $1.2 million while foreign sales were favorably impacted by $2.4 million when native currency was converted to U.S. dollars as a result of the weaker U.S. dollar compared to most foreign currencies.

Gross profit of $22.9 million for the six-month period ended June 30, 2003 decreased $5.6 million, or 20% compared to the same period in 2002. Domestic gross profit decreased $4.9 million, or 29%. Foreign gross profit decreased $.7 million, or 6%.

For the six months ended June 30, 2003 domestic gross profit decreased $1.5 million due to sales price and customer mix, $2.6 million resulting from lower sales and $.8 million from higher per unit manufacturing costs due to lower production levels compared to the same period in 2002.

For the six months ended June 30, 2003 foreign gross profit decreased by $.7 million primarily as a result of $1.9 million decrease due to the reduction in sales partially offset by a $.9 million favorable foreign currency conversion compared to the same period in 2002 and lower manufacturing costs of $.3 million.

Costs and expenses for the six months ended June 30, 2003 of $20.9 million decreased $3.9 million, or 16%, compared to 2002. Domestic costs and expenses decreased $1.8 million, or 11%, and foreign costs and expenses decreased $2.1 million, or 23%. Selling expenses of $8.3 million decreased $3 million, or 26%. The abandonment of the European data communications operations in the third quarter 2002 accounted for 44% of the decrease, a reduction in domestic commission expense on lower sales accounted for 23% and a reduction in domestic employment levels accounted for 17% of the reduction in selling expenses. General and administrative expenses of $10.3 million remained relatively unchanged when compared to the same period in 2002. General and administrative expenses would have decreased had the Company’s domestic operations not recorded a $.3 million bad debt expense related to a telecommunications customer declaring bankruptcy. Research and engineering expenses of $2.7 million decreased $.5 million, or 15%, principally as a result of employee reductions. Other operating income of $.3 million increased $.5 million primarily as a result of an increase in the gain on currency translations by foreign operations when compared to the same period in 2002.

Royalty income for the six months ended June 30, 2003 of $.7 million is $.2 million lower than 2002 as a result of the decline in the domestic data communication market.

Operating income of $2.7 million for the six months ended June 30, 2003 decreased $1.9 million, or 41%, compared to the previous year. This decrease was a result of the $5.6 million decrease in gross profit, the decrease in royalty income of $.2 million partially offset by a decrease in costs and expenses of $3.9 million. Domestic operating income decreased $7.8 million as a result of $4.9 million lower gross profit, forgiveness of intercompany receivables of $4.5 million and the decrease of $.2 million in royalty income partially offset by the $1.8 million decrease in costs and expenses. Foreign operating income of $7.2 million increased $5.9 million due to the $4.5 million forgiveness of intercompany payables and the $2.1 million decrease in costs and expenses partially offset by the decrease in gross margin of $.7 million.

For the six months ended June 30, 2003 other income (expense) improved $.2 million compared to 2002 as interest expense net of interest income decreased $.2 million.

Income tax for the six-month period ended June 30, 2003 of $.8 million was $.5 million lower than the prior year. The effective tax rate in 2003 was approximately the same as 2002. In accordance with the applicable tax laws of China, the Company is entitled to a preferential tax rate of 0% for the first two profit making years after utilization of any tax loss carryforwards and a 50% tax reduction for the succeeding three years beginning in 2003. The favorable aggregate tax and per share effect was $54,000 or $.01 per share for the six months ended June 30, 2003 and $306,000 or $.05 per share for the six months ended June 30, 2002.

As a result of the preceding, net income for the six-month period ended June 30, 2003 was $1.9 million, which represents a decrease of $1.1 million, or 37%, compared to 2002.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $9.7 million for the first six months of 2003, an increase of $4.4 million when compared to 2002. This increase was primarily the result of a decrease in working capital of $3.3 million in 2003 compared to an increase of $2.3 million in 2002 offset by the negative impact on cash of a $1.1 million decrease in net income and a $.1 million reduction of non-cash expenses in 2003 compared to 2002.

Net cash used in investing activities of $2.6 million represents an increase of $1.6 million when compared to 2002. This increase is a result of the Company acquiring assets in the amount of $.4 million during 2003 and proceeds from the sale of the Company’s Birmingham, Alabama facility of $1.2 million received in 2002. The Company is continually analyzing potential acquisition candidates and business alternatives but has no commitments that would materially impact the operations of the business.

Cash used in financing activities for 2003 was $1.8 million greater than in the previous year. This was primarily a result of lower borrowings in 2003 compared to 2002.

The Company’s financial position remains strong with a current ratio of 2.8:1 at June 30, 2003 compared to 3.3:1 at December 31, 2002. Working capital of $53.3 million remains consistent with December 31, 2002. At June 30, 2003, the Company’s unused balance under its credit facility was $18.7 million and its debt to equity percentage was 4%. The Company believes its cash on hand, existing credit facilities, internally generated funds and ability to obtain additional financing will be sufficient to meet the Company’s growth and operating needs for the next 12 months.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. The Statement requires the current accrual of a legal obligation resulting from a contractual obligation, government mandate, or implied reliance on performance by a third party, for costs relating to retirements of long-lived assets that result from the acquisition, construction, development and /or normal operation of the asset. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if it can be reasonably estimated, and a corresponding amount be included as a capitalized cost of the related asset. The capitalized amount will be depreciated over the assets’ useful life. The Statement also notes that long-lived assets with an undetermined future life would not require the recognition of a liability until sufficient information is available. The adoption of this statement did not have a material impact on the financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. This Statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for exit costs was recognized at the date of the entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this Statement did not have a material impact on the Company.

During January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, Consolidated Financial Statements (FIN 46). FIN 46 clarifies the accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has adopted the applicable disclosure provisions of FIN 46 in the financial statements. At June 30, 2003, the Company is evaluating the classification of certain investments under FIN 46. However, the Company believes any impact on its financial statements will be negligible.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of this Statement to have a material impact on its financial statements because the Company does not regularly enter into significant derivative financial instruments.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (FAS 150). This Statement establishes standards for how financial instruments with characteristics of both liabilities and equity are classified and measured. This Statement requires that an issuer classify financial instruments as a liability or asset based on the requirements of the Statement, which may have been previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this Statement to have a material impact on its financial statements and results of operations since the Company does not have financial instruments with both equity and liability characteristics.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company operates manufacturing facilities and offices around the world and uses fixed and floating rate debt to finance the Company’s global operations. As a result, the Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risk related to changes in interest rates and foreign currency exchange rates. The Company believes the political and economic risks related to the Company’s foreign operations are mitigated due to the stability of the countries in which the Company’s largest foreign operations are located.

Although the Company does not regularly enter into derivative financial instruments, it has one foreign currency forward exchange contract outstanding at June 30, 2003 whose fair value and carrying value are immaterial. The Company does not hold derivatives for trading purposes.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities, which consisted of borrowings of $6.1 million at June 30, 2003. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of less than $.1 million for the six months ended June 30, 2003.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt and cash and short-term investments. A hypothetical 10% change in currency exchange rates would have a favorable/unfavorable impact on fair values of $2.1 million and on income before tax of $.1 million.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2003. Based on the evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

PART II — OTHER INFORMATION

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Preformed Line Products Company held its annual meeting of shareholders on April 28, 2003 at its principal executive offices in Mayfield Village, Ohio. At the meeting, the shareholders voted to elect certain persons to the Board of Directors for terms expiring at the 2005 annual meeting of shareholders. The individuals listed below were elected to the Company’s Board of Directors, each to hold office until the 2005 annual meeting or until his successor is elected and qualified, or until his earlier resignation. The table below indicates the votes for, votes withheld, as well as the abstentions and shares not voted for each nominee.

Name	Votes For	Votes Withheld	Abstention	Shares not Voted

Robert G. Ruhlman	5,083,301	18,500	—	670,909
Frank B. Carr	5,094,321	7,480	—	670,909
Barbara P. Ruhlman	5,079,841	21,960	—	670,909

The following are the names of each other director whose term of office as a director continued after the 2003 annual meeting of shareholders (in this case, for terms expiring at the 2004 annual meeting of shareholders):

John D. Drinko
Wilber C. Nordstrom
Jon R. Ruhlman
Randall M. Ruhlman

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	Exhibits

	31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

	31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

	32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

	32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

(b)	Reports on Form 8-K

On July 29, 2003 the Company furnished Form 8-K for Results of Operations and Financial Condition.

FORWARD LOOKING STATEMENTS

Cautionary Statement for “Safe Harbor” Purposes Under The Private Securities Litigation Reform Act of 1995

This Form 10-Q and other documents the Company files with the Securities and Exchange Commission contain forward-looking statements regarding the Company’s and management’s beliefs and expectations. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance (as opposed to historical items) and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the Company’s control. Such uncertainties and factors could cause the Company’s actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:

•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States, Canada, Japan and Western Europe;

•	The effect on the Company’s business resulting from economic uncertainty within Latin American regions;

•	Technology developments that affect longer-term trends for communication lines such as wireless communication;

•	The Company’s success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

•	The rate of progress in continuing to reduce costs and in modifying the Company’s cost structure to maintain and enhance the Company’s competitiveness;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful in expanding the Company’s product line into new areas for inside plant;

•	The Company’s ability to identify, complete and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	Changes in significant government regulations affecting environmental compliance;

•	The Company’s ability to continue to compete with larger companies who have acquired a substantial number of the Company’s former competitors;

•	The Company’s ability to compete in the domestic data communications market;

•	The Company’s ability to recover sales in the telecommunication markets;

•	The Company’s ability to have continued success in emerging markets such as China;

•	The Company’s ability to internally develop new products;

•	The effect on the Company’s business resulting from global health risks; and

•	Other factors disclosed previously and from time to time in the Company’s filings with the Securities and Exchange Commission. These filings can be found on the Securities and Exchange Commission’s website at www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2003	/s/ Robert G. Ruhlman Robert G. Ruhlman President and Chief Executive Officer (Principal Executive Officer)

August 12, 2003	/s/ Eric R. Graef Eric R. Graef Vice President - Finance and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.