Form 10-Q
period 2003-09-30
PREFORMED LINE PRODUCTS CO
filed 2003-11-10
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003	Commission file number 0-31164

Preformed Line Products Company
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-0676895

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

660 Beta Drive
Mayfield Village, Ohio	44143

(Address of Principal Executive Office)	(Zip Code)

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
Yes          No X

The number of common shares outstanding as of November 10, 2003: 5,784,494.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY
INDEX TO FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

	September 30,	December 31,
Thousands of dollars, except share data	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$14,871	$11,629
Accounts receivable, less allowance of $3,381 ($3,770 in 2002)	27,185	24,763
Inventories — net	31,598	33,750
Deferred income taxes — short-term	3,436	5,276
Prepaids and other	4,223	3,104

TOTAL CURRENT ASSETS	81,313	78,522

Property and equipment — net	48,061	48,569
Investments in foreign joint ventures	8,302	8,087
Deferred income taxes — long-term	644	863
Goodwill, patents and other intangibles — net	5,511	5,596
Other	3,404	3,147

TOTAL ASSETS	$147,235	$144,784

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to banks	$1,013	$1,246
Trade accounts payable	7,952	7,844
Accrued compensation and amounts withheld from employees	4,564	3,269
Accrued expenses and other liabilities	4,349	4,251
Accrued profit-sharing and pension contributions	3,668	4,176
Dividends payable	1,157	1,155
Income taxes	2,365	337
Current portion of long-term debt	3,636	1,676

TOTAL CURRENT LIABILITIES	28,704	23,954

Long-term debt, less current portion	253	5,847
Deferred income taxes — long-term	127	161
Minimum pension liability and other	854	726

SHAREHOLDERS’ EQUITY
Common shares — $2 par value, 15,000,000 shares authorized, 5,784,494 and 5,772,710 issued and outstanding, net of 377,404 and 389,188 treasury shares at par	11,569	11,545
Paid in capital	82	82
Retained earnings	121,209	123,124
Other comprehensive loss	(15,563)	(20,655)

TOTAL SHAREHOLDERS’ EQUITY	117,297	114,096

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$147,235	$144,784

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Thousands of dollars, except per share data	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)

Net sales	$39,473	$41,587	$114,654	$130,449
Cost of products sold	27,816	30,054	80,101	90,420

GROSS PROFIT	11,657	11,533	34,553	40,029

Costs and expenses
Selling	4,356	6,131	12,686	17,446
General and administrative	4,342	6,726	14,606	17,002
Research and engineering	1,282	1,370	3,943	4,504
Other operating expenses (income)	91	(49)	(240)	115

	10,071	14,178	30,995	39,067
Royalty income — net	281	217	993	1,177

OPERATING INCOME (LOSS)	1,867	(2,428)	4,551	2,139

Other income (expense)
Equity in net income (loss) of foreign joint ventures	(59)	122	157	325
Interest income	96	73	278	193
Interest expense	(94)	(162)	(332)	(537)
Other expense	(40)	(50)	(121)	(150)

	(97)	(17)	(18)	(169)

INCOME (LOSS) BEFORE INCOME TAXES	1,770	(2,445)	4,533	1,970

Income taxes (benefit)	2,280	(346)	3,126	1,031

NET INCOME (LOSS)	$(510)	$(2,099)	$1,407	$939

Net income (loss) per share — basic and diluted	$(0.09)	$(0.37)	$0.24	$0.16

Cash dividends declared per share	$0.20	$0.20	$0.60	$0.60

Average number of shares outstanding — basic	5,784	5,769	5,779	5,764

Average number of shares outstanding — diluted	5,784	5,769	5,779	5,791

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Thousands of dollars	NINE MONTHS ENDED SEPTEMBER 30,

	2003	2002

	(Unaudited)
OPERATING ACTIVITIES
Net income	$1,407	$939
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	6,167	6,475
Noncash abandonment charges	—	3,301
Deferred income taxes	2,025	(479)
Earnings of joint ventures	(157)	(325)
Dividends received from joint ventures	794	1,391
Other — net	(185)	(32)
Changes in operating assets and liabilities
Receivables	(600)	986
Inventories	3,018	295
Trade payables and accruals	189	1,606
Income taxes	1,348	(598)
Other — net	(127)	301

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,879	13,860

INVESTING ACTIVITIES
Capital expenditures	(3,339)	(3,627)
Business acquisitions	(457)	(38)
Proceeds from the sale of property and equipment	55	1,010

NET CASH USED IN INVESTING ACTIVITIES	(3,741)	(2,655)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	(237)	1,967
Proceeds from the issuance of debt	8,665	11,163
Payments of debt	(12,926)	(17,977)
Dividends paid	(3,468)	(3,459)
Issuance of common shares	169	272

NET CASH USED IN FINANCING ACTIVITIES	(7,797)	(8,034)
Effects of exchange rate changes on cash and cash equivalents	901	(1,393)

Increase in cash and cash equivalents	3,242	1,778
Cash and cash equivalents at beginning of year	11,629	8,409

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,871	$10,187

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments required to fairly present the financial position, results of operations, and changes in cash flows for the interim periods. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s 10-K for 2002 filed with the Securities and Exchange Commission.

The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

NOTE B – SUPPLEMENTAL INFORMATION (Dollars in thousands)

Inventories

	September 30,	December 31,
	2003	2002

Finished goods	$13,195	$14,933
Work-in-process	1,608	1,249
Raw material	16,795	17,568

	$31,598	$33,750

Comprehensive income

The components of comprehensive income are as follows:

	Three months ended September 30		Nine months ended September 30,

	2003	2002	2003	2002

Net income (loss)	$(510)	$(2,099)	$1,407	$939
Other comprehensive income (loss):
Foreign currency adjustment	744	(2,099)	5,092	(2,619)

Comprehensive income (loss)	$234	$(4,198)	$6,499	$(1,680)

Guarantees

Product warranty balance at December 31, 2002	$142
Additions charged to Cost of products sold	—
Deductions	48

Product warranty balance at September 30, 2003	$94

The Company has certain indemnification clauses in its credit facility agreements, which are considered to be guarantees under the provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. The Company has not recorded any amounts related to such guarantees, as the fair values are immaterial. The maximum exposure under these guarantees cannot be determined by the Company because it is contingent upon certain future changes in governmental regulations and tax laws that could occur but cannot be predicted or anticipated.

Stock Options

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company applies the intrinsic value based method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock options granted to employees to purchase common shares. Under this method, compensation expense is measured as the excess, if any, of the market price at the date of grant over the exercise price of the options. No compensation expense has been recorded because the exercise price is equal to market value at the date of grant.

SFAS 123 requires pro forma disclosure of the effect on net income and earnings per share when applying the fair value method of valuing stock-based compensation. For purposes of this pro forma disclosure, the estimated fair value of the options is recognized ratably over the vesting period.

(In thousands)	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$(510)	$(2,099)	$1,407	$939
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	15	68	116	209

Pro forma net income (loss)	$(525)	$(2,167)	$1,291	$730

Earnings per share:
Basic — as reported	$(0.09)	$(0.37)	$0.24	$0.16

Basic — pro forma	$(0.09)	$(0.38)	$0.22	$0.13

Diluted — as reported	$(0.09)	$(0.37)	$0.24	$0.16

Diluted — pro forma	$(0.09)	$(0.38)	$0.22	$0.12

NOTE C – COMPUTATION OF EARNINGS PER SHARE

	Three months ended September 30,		Nine months ended September 30,

Dollars and shares in thousands, except per share data	2003	2002	2003	2002

Numerator
Net income (loss)	$(510)	$(2,099)	$1,407	$939

Denominator
Determination of shares
Weighted average common shares outstanding	5,784	5,769	5,779	5,764
Dilutive effect — employee stock options	—	—	—	27

Diluted weighted average common shares outstanding	5,784	5,769	5,779	5,791

Earnings per common share
Basic	$(0.09)	$(0.37)	$0.24	$0.16

Diluted	$(0.09)	$(0.37)	$0.24	$0.16

NOTE D – GOODWILL AND OTHER INTANGIBLES

The Company performed its annual impairment test for goodwill pursuant to SFAS No. 142, Goodwill and Intangible Assets, as of January 2003 and had determined that no adjustment to the carrying value of goodwill was required. The Company’s only intangible asset with an indefinite life is goodwill. The aggregate amortization expense for other intangibles with definite lives for the three and nine-month periods ended September 30, 2003 was $.1 million and $.3 million, respectively, and for the three and nine-month periods ended September 30, 2002 was $.1 million and $.2 million, respectively. Amortization expense is estimated to be $.4 million annually for 2003, 2004 and 2005 and $.3 million for 2006 and 2007. The following table sets forth the carrying value and accumulated amortization of goodwill and intangibles by segment at September 30, 2003. The second table includes the changes in net goodwill by segment for the nine months ended September 30, 2003.

	As of September 30, 2003

	Domestic	Foreign	Total

Amortized intangible assets, including effect of foreign currency translation
Gross carrying amount — patents and other intangibles	$4,947	$74	$5,021
Accumulated amortization — patents and other intangibles	(1,279)	(24)	(1,303)

Total	3,668	50	3,718

Unamortized intangible assets, including effect of foreign currency translation
Gross carrying amount — goodwill	$1,152	$1,201	$2,353
Accumulated amortization — goodwill	(504)	(56)	(560)

Total	648	1,145	1,793

Total amortized and unamortized intangible assets	$4,316	$1,195	$5,511

		Goodwill

	December 31,	Activity and	September 30,
	2002	Earnouts	2003

Domestic	$648	$—	$648
Foreign	953	192	1,145

Total	$1,601	$192	$1,793

NOTE E – NEW ACCOUNTING PRONOUNCEMENTS

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

During January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, Consolidated Financial Statements (FIN 46). FIN 46 clarifies the accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has adopted the applicable disclosure provisions of FIN 46 in the financial statements, although the accounting for variable interest entities is not required until the quarter ending December 31, 2003.

As part of its community reinvestment initiatives, the Company invests in qualified affordable housing projects as a limited partner. The Company receives affordable housing federal and state tax credits for these limited partnership investments. The Company’s maximum potential exposure to these partnerships is $.5 million, consisting of the limited partnership investments plus unfunded commitments. The Company is currently evaluating whether such investments should be consolidated in accordance with FIN 46.

Additionally, the Company has two equity investments in Japanese Companies. As indicated in Note I in the Notes To Consolidated Financial Statements, the Company sold its interest in one of the investments in October 2003, therefore, there is no related impact in accordance with FIN 46. However, the Company is currently evaluating whether or not the remaining equity joint venture should be consolidated in accordance with FIN 46. The Company has calculated a related maximum exposure of $3 million as of September 30, 2003 based on its recorded investment.

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

NOTE F – BUSINESS SEGMENTS

	Three months ended September 30,		Nine months ended September 30,

Dollars in thousands	2003	2002	2003	2002

Net sales
Domestic	$23,878	$23,499	$68,439	$75,747
Foreign	15,595	18,088	46,215	54,702

Total net sales	$39,473	$41,587	$114,654	$130,449

Intersegment sales
Domestic	$(2)	$592	$59	$1,802
Foreign	259	306	465	690

Total intersegment sales	$257	$898	$524	$2,492

Operating income (loss)
Domestic	$465	$1,175	$(4,075)	$4,458
Foreign	1,402	(3,603)	8,626	(2,319)

	1,867	(2,428)	4,551	2,139

Equity in net income (loss) of joint ventures	(59)	122	157	325

Interest income
Domestic	3	—	3	—
Foreign	93	73	275	193

	96	73	278	193
Interest expense
Domestic	2	66	69	219
Foreign	92	96	263	318

	94	162	332	537
Other expense	40	50	121	150

Income (loss) before income taxes	$1,770	$(2,445)	$4,533	$1,970

	September 30,	December 31,
	2003	2002

Identifiable assets
Domestic	$71,674	$74,388
Foreign	67,259	62,309

	138,933	136,697
Corporate	8,302	8,087

Total assets	$147,235	$144,784

The domestic business segment operating loss for the nine months ended September 30, 2003 includes an expense, recorded in the quarter ended March 31, 2003, for forgiveness of intercompany receivables related to the abandoned European data communications operations in the amount of $4.5 million from the foreign business segment, while the foreign business segment includes a similar amount as income related to this transaction. The foreign business segment operating loss for the three and nine months ended September 30, 2002 includes an expense of $4.7 million for business abandonment charges related to the European data communications operations.

NOTE G – INCOME TAXES

The Company’s effective tax rate in the third quarter of 2003 is higher than the statutory rate principally because of the provision of additional deferred taxes at statutory rates on the undistributed earnings of one of its Japanese joint ventures. This additional deferred tax expense amounted to approximately $1.3 million. In accordance with the applicable tax laws in China, the Company is entitled to a preferential tax rate of 0% for the first two profit making years after utilization of any tax loss carryforwards, which may be carried forward for five years, and a 50% tax reduction for the succeeding three years beginning in 2003. The favorable aggregate tax and per share effect was $19,000, or less than $.01 per share, for the three-month period and $73,000, or $.01 per share, for the nine-month period ended September 30, 2003, while the favorable aggregate tax and per-share effect was $146,000, or $.03 per share, for the three-month period and $452,000, or $.08 per share, for the nine-month period ended September 30, 2002.

NOTE H – BUSINESS ABANDONMENT CHARGES

During the third quarter of 2002, the Company recorded a charge to write-off certain assets and to record severance payments related to closing its data communications operations in Europe. This entailed winding down a manufacturing operation, closing five sales offices, terminating leases and reducing personnel by approximately 130. This action was taken as a result of the continuing decline in the global telecommunication and data communication markets and after failing to reach agreement on an acceptable selling price on product supplied to a significant foreign customer. The Company incurred a pre-tax charge of $4.7 million for these activities in the third quarter of 2002. Approximately $3.3 million of the charge was related to asset write-downs, of which $2.1 million of inventory write-offs were recorded in Cost of products sold and $1.2 million of write-offs related to receivables was included in Costs and expenses on the Statements of Consolidated Operations. The remaining $1.4 million of the charge, included in Cost of products sold and Costs and expenses, primarily relates to cash outlays for employee severance cost, cost of exiting leased facilities and termination of other contractual obligations. Approximately $.9 million of the latter category of expenses was expended as of September 30, 2003, and the remaining cash outlays are anticipated to be completed by March 31, 2004. Changes to estimates based on experience and events during the second quarter of 2003 required adjustments to be made for each accrual component, resulting in a reduction in Cost of products sold and Costs and expenses of approximately $.2 million. An analysis of the amount accrued in the Consolidated Balance Sheet at September 30, 2003 is as follows:

	December 31, 2002		Activity	September 30, 2003
	Accrual	Cash	and	Accrual
(Dollars in thousands)	Balance	Payments	Adjustments	Balance

Write-off of inventories, net of currency translation effect, included in Cost of products sold	$2,254		$(919)	$1,335
Write-off of receivables, net of currency translation effect, included in Costs and expenses	1,241		465	1,706
Severance and other related expenses included in Cost of products sold and cost and expenses	997	$(369)	(526)	102
Impaired asset	5		(5)	—

	$4,497			$3,143

NOTE I– SUBSEQUENT EVENTS

On October 2, 2003, the Company sold its 24% interest in a joint venture in Japan. Cash proceeds of the sale were approximately $7.1 million, and the transaction resulted in a pretax gain of $3.5 million, which includes the reversal of $1.7 million in cumulative translation adjustment related to the equity investment. The entire amount of the proceeds is taxable resulting in a tax of $2.6 million and therefore reduces the gain to $.9 million after tax. Since the sale occurred subsequent to the end of the quarter, it will not be recorded until the fourth quarter of 2003. However, the incremental tax impact related to the Company’s share of the joint venture’s historical earnings net of dividends received was recorded in September without any corresponding income recognition (see Note G in the Notes To Consolidated Financial Statements).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

For the three months ended September 30, 2003 consolidated sales were $39.5 million, a decrease of $2.1 million, or 5%, compared to the three months ended September 30, 2002. Domestic sales increased $.4 million, or 2%, and foreign sales decreased $2.5 million, or 14%.

The nominal increase in domestic sales was due primarily to an increase in the sales of data communication products. The Company does not anticipate a significant change from the present conditions in the domestic markets for the remainder of the year. While the Company remains optimistic that the blackout that occurred on August 14, 2003 will have a positive impact on sales, the timing and amount of any increase remains uncertain.

Foreign sales decreased primarily as a result of the abandonment of the European data communication operations during the third quarter of 2002. Sales related to the abandoned operation were $.1 million for the quarter ended September 30, 2003 compared to $4.3 million for the 2002 comparable period. As a result of the abandonment of the European data communication operations, the Company anticipates foreign sales will remain lower for the remainder of 2003 when compared to 2002. Foreign sales in native currency were favorably impacted by $1.9 million when converted to U.S. dollars as a result of the weaker U.S. dollar compared to most foreign currencies.

Gross profit of $11.7 million for the three months ended September 30, 2003 increased $.1 million, or 1%, compared to the same period in the prior year. Domestic gross profit decreased $1.9 million, or 23%, and foreign gross profit increased $2 million, or 60%. Higher per unit manufacturing costs due to lower production levels accounted for approximately 68% of the domestic decrease and less favorable pricing due to changes in customer mix accounted for approximately 32% of the remaining decrease. The Company anticipates continued higher per unit manufacturing costs until production returns to the previous year’s level. Foreign gross profit increased primarily as a result of a $2.6 million abandonment charge for the European data communication operations recorded in the quarter ended September 30, 2002 partially offset by a $.8 million reduction in gross profit due to the decrease in net sales for the quarter ended September 30, 2003 compared to the same period in 2002.

Costs and expenses for the three months ended September 30, 2003 were $10.1 million, a decrease of $4.1 million, or 29%, compared to the same period in 2002. Domestic costs and expenses of $6.7 million decreased $1.1 million, or 14%, from the same period in 2002 and foreign costs and expenses of $3.4 million decreased $3 million, or 47%, compared to the same period in 2002. Selling expenses of $4.4 million decreased $1.8 million, or 29%, primarily as a result of a $.7 million abandonment charge for the European data communications operations recorded in the third quarter 2002, a $.9 million reduction realized as a result of closing the European data communication operations and a $.2 million reduction in domestic commission expense. General and administrative expenses of $4.3 million decreased $2.4 million primarily as a result of a $1.5 million abandonment charge related to the European data communications operations, a $.4 million reduction in operation costs due to closing the European data communication operations and a reduction of $.8 million in bad debt expense related to a domestic telecommunications customer declaring bankruptcy in 2002. Research and engineering expenses of $1.3 million decreased $.1 million, or 6%, principally as a result of employee reductions. Other operating expense of $.1 million increased $.2 million primarily as a result of an increase in the loss on currency translations by foreign operations compared to the same period in 2002.

Royalty income of $.3 million for the three months ended September 30, 2003 remained relatively unchanged compared to the same period in 2002.

Operating income of $1.9 million for the quarter ended September 30, 2003 increased $4.3 million compared to the previous year. This increase was due to the $.1 million increase in gross profit, $.1 million increase in royalty income and the decrease in cost and expenses of $4.1 million. Domestic operating income decreased $.7 million as a result of $1.9 million lower gross profit, the $1.1 million decrease in costs and expenses and an increase in royalty income of $.1 million. Foreign operating income of $1.4 million increased $5 million due primarily to the increase in gross profit of $2 million and the decrease in costs and expenses of $3 million.

Income before income taxes for the three months ended September 30, 2003 of $1.8 million was $4.2 million higher than 2002 as a result of the increase in operating income of $4.3 million and a $.1 million reduction in interest expense partially offset by $.2 million decrease in equity earnings.

Income taxes for the three months ended September 30, 2003 of $2.3 million increased $2.6 million compared to the same period in 2002. The effective tax rate in 2003 was 129% compared to a tax benefit rate of 14% for 2002. The effective tax rate for the third quarter is higher than the 39% expected state and federal rate because of the effect of incremental deferred taxes recorded on the Japanese joint ventures, including the deferred taxes on the undistributed earnings (see Note I in the Notes To Consolidated Financial Statements). In accordance with the applicable tax laws of China, the Company is entitled to a preferential tax rate of 0% for the first two profit making years after utilization of any tax loss carryforwards and a 50% tax reduction for the succeeding three years beginning in 2003. The favorable aggregate tax and per share effect was $19,000 or less than $.01 per share for the three months ended September 30, 2003 and $146,000 or $.03 per share for the three months ended September 30, 2002.

As a result of the above, the net loss for the three-month period ended September 30, 2003 was $.5 million, which represents an improvement of $1.6 million compared to the results for the same period in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

For the nine months ended September 2003 consolidated sales were $114.7 million, a decrease of $15.8 million, or 12% from the previous year. Domestic sales of $68.5 million decreased $7.3 million, or 10%. Foreign sales of $46.2 million decreased $8.5 million, or 16%. The reduction in domestic sales was due primarily to volume decreases of $4.9 million and a $2.6 million reduction due to price and mix in the communications and energy markets. Foreign sales decreased primarily as a result of the abandonment of the European data communication operations during the third quarter of 2002. Sales related to the abandoned operation were $.7 million for the nine months ended September 30, 2003 compared to $12.1 million for the 2002 comparable period. Foreign sales in native currency were favorably impacted by $4.4 million when converted to U.S. dollars as a result of the weaker U.S. dollar compared to most foreign currencies.

Gross profit of $34.6 million for the nine-month period ended September 30, 2003 decreased $5.5 million, or 14% compared to the same period in 2002. Domestic gross profit decreased $6.8 million, or 27%. Foreign gross profit increased $1.3 million, or 9%. For the nine months ended September 30, 2003 domestic gross profit decreased $5.1 million due to lower sales and customer mix and $1.7 million due to higher per unit manufacturing costs due to lower production levels. For the nine months ended September 30, 2003 foreign gross profit increased by $1.3 million primarily as a result of the $2.6 million restructuring charge related to the European data communications operations included in the third quarter of 2002 and a $1.5 million favorable impact when native currency was converted to U.S. dollars compared to the same period in 2002 partially offset by a $2.7 million decrease due to the reduction in sales.

Costs and expenses for the nine months ended September 30, 2003 of $31 million decreased $8.1 million, or 21%, compared to 2002. Domestic costs and expenses decreased $3 million, or 13%, and foreign costs and expenses decreased $5.1 million, or 33%. Selling expenses of $12.7 million decreased $4.8 million, or 27%. The abandonment of the European data communications operations in the third quarter 2002 accounted for 61% of the decrease, a reduction in domestic commission expense on lower sales accounted for 19% of the decrease, and a reduction in domestic employment levels accounted for 9% of the decrease. General and administrative expenses of $14.6 million decreased $2.4 million, or 14%, primarily due to $1.5 million for the abandonment of the European data communications operations in third quarter 2002 and $1 million reduction in operation costs due to closing the European data communications operation. Research and engineering expenses of $3.9 million decreased $.6 million, or 12%, principally as a result of employee reductions. Other operating income of $.2 million increased $.3 million primarily as a result of an increase in the gain on currency translations by foreign operations when compared to the same period in 2002.

Royalty income for the nine months ended September 30, 2003 of $1 million is $.2 million lower than 2002 as a result of the decline in the domestic data communication market.

Operating income of $4.6 million for the nine months ended September 30, 2003 increased $2.4 million, or 113%, compared to the previous year. This increase was a result of the reduction in costs and expenses of $8.1 million partially offset by the $5.5 million decrease in gross profit and the decrease in royalty income of $.2 million. Domestic operating income decreased $8.5 million as a result of $6.8 million lower gross profit, forgiveness of intercompany receivables of $4.5 million and the decrease of $.2 million in royalty income partially offset by the $3 million reduction in costs and expenses. Foreign operating income of $8.6 million increased $10.9 million due to the $4.5 million forgiveness of intercompany payables, the $5.1 million decrease in costs and expenses and the increase in gross profit of $1.3 million.

For the nine months ended September 30, 2003 other income (expense) improved $.2 million compared to 2002 as interest expense net of interest income decreased $.3 million and equity in net income of foreign joint ventures decreased $.1 million.

Income tax for the nine-month period ended September 30, 2003 of $3.1 million was $2.1 million higher than the prior year. The effective tax rate in 2003 was 69% compared to an effective tax rate of 52% for 2002. The effective tax rate for the nine months is higher than the 39% expected state and federal rate because of the effect of incremental deferred taxes recorded on the Japanese joint ventures including the deferred taxes on the undistributed earnings (see Note I in the Notes To Consolidated Financial Statements). In accordance with the applicable tax laws of China, the Company is entitled to a preferential tax rate of 0% for the first two years after utilization of any tax loss carryforwards and a 50% tax reduction for the succeeding three years beginning in 2003. The favorable aggregate tax and per share effect was $73,000 or $.01 per share for the nine months ended September 30, 2003 and $452,000 or $.08 per share for the nine months ended September 30, 2002.

As a result, net income for the nine months ended September 30, 2003 was $1.4 million, which represents an increase of $.5 million, or 50% compared to 2002.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $13.9 million for the first nine months of 2003 and relatively unchanged when compared to the same period in 2002. A decrease in working capital of $1.2 million in 2003 compared to 2002 and an increase of $.5 million in net income was offset by a $1.7 million reduction of non-cash expenses in 2003 when compared to 2002. Higher non-cash expenses in the previous year were primarily attributable to the abandonment charge recorded in 2002.

Net cash used in investing activities of $3.7 million represents an increase of $1.1 million when compared to 2002. This increase is primarily a result of proceeds of $1.2 million received on the Company’s sale of its Birmingham, Alabama facility in 2002. The Company is continually analyzing potential acquisition candidates and business alternatives but has no commitments that would materially impact the operations of the business.

On October 2, 2003, the Company sold its 24% interest in a joint venture in Japan. Cash proceeds of the sale were approximately $7.1 million, and he transaction resulted in a pretax gain of $3.5 million, which includes the reversal of $1.7 million in cumulative translation adjustment related to the equity investment. The entire amount of the proceeds is taxable resulting in a tax of $2.6 million and therefore reduces the gain to $.9 million after tax. Since the sale occurred subsequent to the end of the quarter, it will not be recorded until the fourth quarter of 2003. However, the incremental tax impact related to the Company’s share of the joint venture’s historical earnings net of dividends received was recorded in September without any corresponding income recognition (see Note I in the Notes To Consolidated Financial Statements).

Cash used in financing activities was $7.8 million compared to $8.0 million in the previous year. This was primarily a result of lower borrowings in 2003 compared to 2002.

The Company’s financial position remains strong with a current ratio of 2.8:1 at September 30, 2003 compared to 3.3:1 at December 31, 2002. This decrease is primarily due to long-term debt of $1.9 million becoming current during the nine-month period ending September 30, 2003. Working capital of $52.6 million remains consistent with December 31, 2002 of $54.6 million. At September 30, 2003, the Company’s unused balance under its credit facility was $20 million and its debt to equity percentage was 3%. The Company believes its cash on hand, existing credit facilities, internally generated funds and ability to obtain additional financing will be sufficient to meet the Company’s growth and operating needs for the next 12 months.

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

During January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, Consolidated Financial Statements (FIN 46). FIN 46 clarifies the accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has adopted the applicable disclosure provisions of FIN 46 in the financial statements, although the accounting for variable interest entities is not required until the quarter ending December 31, 2003.

As part of its community reinvestment initiatives, the Company invests in qualified affordable housing projects as a limited partner. The Company receives affordable housing federal and state tax credits for these limited partnership investments. The Company’s maximum potential exposure to these partnerships is $.5 million, consisting of the limited partnership investments plus unfunded commitments. The Company is currently evaluating whether such investments should be consolidated in accordance with FIN 46.

Additionally, the Company has two equity investments in Japanese Companies. As indicated in Note I in the Notes To Consolidated Financial Statements, the Company sold its interest in one of the investments in October 2003, therefore, there is no related impact in accordance with FIN 46. However, the Company is currently evaluating whether or not the remaining equity joint venture should be consolidated in accordance with FIN 46. The Company has calculated a related maximum exposure of $3 million as of September 30, 2003 based on its recorded investment.

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

The Company has foreign currency forward exchange contracts outstanding at September 30, 2003 whose fair values and carrying values are approximately $1.3 million and mature in less than one year. A 10% change in the foreign currency rates would have resulted in a favorable/unfavorable impact on foreign currency translation expense of less than $.1 million for the nine months ended September 30, 2003. The Company does not hold derivatives for trading purposes.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities, which consisted of borrowings of $4.9 million at September 30, 2003. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of less than $.1 million for the nine months ended September 30, 2003.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, and cash and short-term investments. A hypothetical 10% change in currency exchange rates would have a favorable/unfavorable impact on fair values of $1.9 million and on income before tax of $.1 million.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003. Based on the evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003.

PART II – OTHER INFORMATION

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

On October 29, 2003 the Company furnished Form 8-K for Results of Operations and Financial Condition.

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

The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:

•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States, Canada, Japan and Western Europe;

•	The effect on the Company’s business resulting from economic uncertainty within Latin American regions;

•	Technology developments that affect longer-term trends for communication lines such as wireless communication;

•	The Company’s success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

•	The rate of progress in continuing to reduce costs and in modifying the Company’s cost structure to maintain and enhance the Company’s competitiveness;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful in expanding the Company’s product line into new areas for inside plant;

•	The Company’s ability to identify, complete and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	Changes in significant government regulations affecting environmental compliance;

•	The Company’s ability to continue to compete with larger companies who have acquired a substantial number of the Company’s former competitors;

•	The Company’s ability to compete in the domestic data communications market;

•	The Company’s ability to recover sales in the telecommunication markets;

•	The Company’s ability to have continued success in emerging markets such as China;

•	The Company’s ability to internally develop new products;

•	The effect on the Company’s business resulting from global health risks;

•	The Company’s successful wind-down of the European data communications operations including the successful collection of accounts receivable and liquidation of inventories; and

•	Other factors disclosed previously and from time to time in the Company’s filings with the Securities and Exchange Commission. These filings can be found on the Securities and Exchange Commission’s website at www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 10, 2003	/s/ Robert G. Ruhlman Robert G. Ruhlman President and Chief Executive Officer (Principal Executive Officer)

November 10, 2003	/s/ Eric R. Graef Eric R. Graef Vice President - Finance and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.