Form 10-K
period 2003-12-31
PREFORMED LINE PRODUCTS CO
filed 2004-03-26
CIK 80035

                                                                               .
                                                                               .
                                                                               .

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 2003

                         Commission file number 0-31164

                         PREFORMED LINE PRODUCTS COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

              Ohio                                      34-0676895
-------------------------------          ------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

             660 Beta Drive
         Mayfield Village, Ohio                          44143
---------------------------------------    ---------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2003 was $38,323,600, based on the closing price of such common shares, as reported on the NASDAQ National Market System. As of March 12, 2004, there were 5,714,433 common shares of the Company ($2 par value) outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2004 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

                                TABLE OF CONTENTS

                                                                                                                   PAGE
                                                                                                                   ----
PART I.

            Item 1.     Business..............................................................................        3

            Item 2.     Properties............................................................................       11

            Item 3.     Legal Proceedings.....................................................................       13

            Item 4.     Submission of Matters to a Vote of Security Holders...................................       13

PART II.

            Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters..................       14

            Item 6.     Selected Financial Data...............................................................       15

            Item 7.     Management Discussion and Analysis of Financial Condition and Results
                          of Operations.......................................................................       15

            Item 7A.    Quantitative and Qualitative Disclosures..............................................       23

            Item 8.     Financial Statements and Supplementary Data...........................................       24

            Item 9.     Changes in and Disagreements with Accountants on Accounting and
                          Financial Disclosure................................................................       45

            Item 9A.    Controls and Procedures...............................................................       45

PART III.

            Item 10.    Directors and Executive Officers of the Registrant....................................       45

            Item 11.    Executive Compensation ...............................................................       45

            Item 12.    Security Ownership of Certain Beneficial Owners and Management........................       45

            Item 13.    Certain Relationships and Related Transactions........................................       46

            Item 14.    Principal Accounting Fees and Services................................................       46

PART IV.

            Item 15.    Exhibits, Financial Statements Schedules and Reports on Form 8-K......................       46

SIGNATURES....................................................................................................       48

Schedule II - Valuation and Qualifying Accounts...............................................................       49

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

         - The potential impact of consolidation, deregulation and bankruptcy among the Company's suppliers, competitors and customers;

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

         - The effect on the Company's business resulting from global health risks;

         - The Company's successful wind-down of the European data communications operations including the successful collection of accounts receivable and liquidation of inventories; and

         - Other factors disclosed previously and from time to time in the Company's filings with the Securities and Exchange Commission. These filings can be found on the Securities and Exchange Commission's website at www.sec.gov.

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

         Preformed Line Products Company ("the Company") is an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, communications, cable operators, information (data communication) and other similar industries. The Company's primary products support, protect, connect, terminate and secure cables and wires. The Company also manufactures a line of products serving the voice and data transmission markets. The Company's goal is to continue to achieve profitable growth as a leader in the innovation, development, manufacture and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets.

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

         The Company's products include:

         -        Formed Wire and Related Hardware Products

         -        Protective Closures

         -        Plastic Products

         -        Data Communication Interconnection Devices

         -        Other Products

         Formed Wire Products are used in the energy, communications, cable and non-utility industries to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics (e.g., vibration). These products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape. Advantages of using the Company's helical formed wire products are that they are economical, dependable and easy to use. The Company introduced formed wire products to the power industry over 50 years ago and such products enjoy an almost universal acceptance in the Company's markets. Formed wire and related hardware products are approximately 38%, 43%, and 46% of the Company's revenues in 2001, 2002 and 2003, respectively.

         Protective Closures, including splice cases, are used to protect fixed line communication networks, such as copper cable or fiber optic cable, from moisture, environmental hazards and other potential contaminants. Protective closures are approximately 33%, 28% and 29% of the Company's revenues in 2001, 2002 and 2003, respectively.

         Plastic Products, including guy markers, tree guards, fiber optic cable markers and pedestal markers are used in energy, communications, cable television and non-utility industries to identify power conductors, communication cables and guy wires. Plastic products are approximately 3%, 3% and 3% of the Company's revenues in 2001, 2002 and 2003, respectively.

         Data Communication Interconnection Devices are products used in high-speed data systems to connect electronic equipment. Data communication interconnection devices are approximately 22%, 22% and 17% of the Company's revenues in 2001, 2002 and 2003, respectively.

         "Other" Products include hardware assemblies, pole line hardware, resale products, underground connectors and urethane products. They are used by energy, communications, cable and non-utility industries for various applications and are defined as products that compliment the Company's core line offerings. "Other" products are approximately 4%, 4% and 5% of the Company's revenues in 2001, 2002 and 2003, respectively.

CORPORATE HISTORY

         The Company was incorporated in Ohio in 1947 to manufacture and sell helically shaped "armor rods," which are sets of stiff helically shaped wires applied on an electrical conductor at the point where it is suspended or held. Thomas F. Peterson, the Company's founder, developed and patented a unique method to manufacture and apply these armor rods to protect electrical conductors on overhead power lines. Over a period of years Peterson and the Company developed, tested, patented, manufactured and marketed a variety of helically shaped products for use by the electrical and telephone industries. Although all of Peterson patents have now expired, those patents served as the nucleus for licensing the Company's formed wire products abroad.

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

         In 1968, the Company expanded into the underground telecommunications field by acquisition of the Smith Company located in California. The Smith Company had a patented line of buried closures and pressurized splice cases. These closures and splice cases protect copper cable openings from environmental damage and degradation. The Company continued to build on expertise acquired through the acquisition of the Smith Company and in 1995 introduced the highly successful COYOTE(R) Closure line of products. Since 1995 nine domestic and three foreign patents have been granted to the Company on the COYOTE Closure. None of the COYOTE Closure patents have expired. The earliest COYOTE Closure patent was filed in April 1995 and will not expire until April 2015.

         In 2001, the Company introduced its new ARMADILLO(R) Closure, a plastic pressurized underground, buried and aerial splice case for copper voice, data and video cables. This new product is an alternative to the Company's stainless steel splice case, which for over 30 years has set an industry standard for waterproof, re-enterable underground and buried closures and aerial applications.

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

         In 2000, the Company acquired Rack Technologies Pty., Ltd, headquartered in Sydney, Australia. Rack Technologies is a specialist manufacturer of rack system enclosures for the communications, electronics and securities industries. This acquisition complements and broadens the Company's existing line of data communication products used inside a customer's premises.

         In 2003, the Company acquired assets of Richardson Pacific Ltd located in Sydney, Australia. This acquisition complements the existing product lines manufactured at Rack Technologies for the data communications industry.

         In 2003, the Company sold its 24% interest in Toshin Denko Kabushiki Kaisha in Osaka, Japan. The Company's investment in Toshin Denko dates back to 1961 when the Joint Venture Company was founded. The Company realized a profit of $.9 million after tax from the sale.

         The Company's World headquarters is located at 660 Beta Drive, Mayfield Village, Ohio 44143. Telephone number (440) 461-5200.

BUSINESS

         The demand for the Company's products comes primarily from new, maintenance and repair construction for the energy industry, communication and data communication customers. The Company's customers use many of the Company's products, including formed wire products in maintenance construction, to revitalize the aging outside plant infrastructure. Many of the Company's products are used on a proactive basis by the Company's customers to reduce and prevent lost revenue. A single malfunctioning line could cause the loss of thousands of dollars per hour for a power or communication customer. A malfunctioning fiber cable could also result in substantial revenue loss. Repair construction by the Company's customers generally occurs in the case of emergency or natural disasters, such as hurricanes, tornadoes, earthquakes, floods or ice storms. Under these circumstances, the Company provides 24-hour service to get the repair products to customers as quickly as possible.

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

         In the early 1980s, fiber optic cable was first deployed in the outside plant environment. Through fiber optic technologies, a much greater amount of both voice and data communication can be transmitted reliably. In addition, this technology solved the cable congestion problem that the large count copper cable was causing in underground, buried and aerial applications. The Company developed and adapted copper closures for use in the emerging fiber optic world. In the late 1980s, the Company developed a series of splice cases designed specifically for fiber application. In the mid-1990s, the Company developed its plastic COYOTE Closure, and has since expanded the product line to address emerging Fiber-to-the-Premise
(FTTP) applications. The COYOTE Closure is an example of the Company developing a new line of proprietary products to meet the changing needs of its customers.

         The Company also designs and manufactures data communication interconnect devices and enclosures for data communications networks, offering a comprehensive line of copper and fiber optic cross-connect systems. The product line enables reliable, high-speed transmission of data over customer's local area networks.

JOINT VENTURES AND LICENSE AGREEMENTS

         The Company is currently a minority partner in a joint venture in Japan, holding a 49% ownership interest in Japan PLP Co. Ltd. This joint venture is not significant to the Company's overall business. During the fourth quarter of 2003 the Company sold its 24% ownership interest in its joint venture with Toshin Denko Kabushiki Kaisha. Proceeds of the sale were approximately $7.1 million, and the transaction resulted in a pretax gain of $3.5 million, which includes the reversal of $1.7 million in cumulative translation adjustment related to the equity investment. The entire amount of the proceeds was taxable resulting in a tax of $2.6 million and therefore reduces the gain to $.9 million after tax.

         The Company receives royalties under twenty separate license agreements. The Company does not believe that its business is materially dependent on any one license agreement.

MARKETS

         The Company markets its products to the energy, communications, cable operators, information (data communication) and non-utility industries. While rapid changes in technology have blurred the distinctions between telephone, cable, and data communication, the energy industry is clearly separate. The Company's role in the energy industry is to supply formed wire products and related hardware used with the electrical conductors, cables and wires that transfer power from the generating facility to the ultimate user of that power. Formed wire products are used to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics.

         Electric Utilities - Transmission. The electric transmission grid is the interconnected network of high voltage aluminum conductors used to transport large blocks of electric power from generating facilities to distribution networks. Currently, there are three major power grids in the United States: the Eastern Interconnect, the Western Interconnect and the Texas Interconnect. Virtually all electrical energy utilities are connected with at least one other utility by one of these major grids. The Company believes that the transmission grid has been neglected throughout much of the United States for more than a decade. Additionally, because of deregulation, many electric utilities have turned this responsibility over to Independent System Operators (ISOs), who have also been slow to add transmission lines. With demand for power now exceeding supply in some areas, the need for the movement of bulk power from the energy-rich states to the energy-deficient areas means that new transmission lines will likely be built and many existing lines will likely be refurbished. In addition, consolidations are also driving the demand for new transmission lines, because merged utilities need to tie their systems together. The Company believes that this will generate growth for the Company's products in this market over at least the next several years. In addition, increased construction of international transmission grids is occurring in many regions of the world. However, consolidation in the markets the Company services may also have an adverse impact on the Company's revenues.

         Electric Utilities - Distribution. The distribution market includes those utilities that distribute power from a substation where voltage is reduced to levels appropriate for the consumer. Unlike the transmission market in this era of deregulation, distribution is still handled primarily by local electric utilities. These utilities are motivated to reduce cost in order to maintain and enhance their profitability. The Company believes that its growth in the distribution market will be achieved primarily as a result of incremental gains in market share driven by emphasizing the Company's quality products and service over price. Internationally, especially in the developing regions, there is increasing political pressure to extend the availability of electricity to additional populations. Through its global network of factories and sales offices, the Company is prepared to take advantage of this new growth in construction.

         Communication and Cable. The communications and cable industries have seen a major reduction in new and maintenance related construction both domestically and worldwide over the past three years. Major developments, including the Internet and other high-speed data communications technologies, ongoing convergence between the cable and communications industries, and demand for enhanced communications services, have led to a changing regulatory and competitive environment in many markets throughout the world. The deployment of new metro networks and improvements to existing networks for advanced applications has also stopped or been put on hold for the foreseeable future.

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

         As critical components of the outdoor infrastructure, closures provide protection against weather and vandalism and permit ready access to devices for technicians who maintain and manage the system. Cable operators and local telephone network operators place great reliance on manufacturers of protective closures because any material damage to the signal delivery networks is likely to disrupt communications services. In addition to closures, the Company supplies the communication and cable industry with its formed wire products to hold, support, protect and terminate the copper wires and cables and the fiber optic cables used by that industry to transfer voice, video or data signals.

         The industry has developed new technological methods to increase the usage of copper-based plant through high-speed digital subscriber lines (DSLs). The popularity of these services, the regulatory environment and the increasingly fierce competition between communications and cable operators has driven the recent move toward building out the "last mile" in fiber networks. FTTP promises to be the next wave in broadband innovation and high-speed delivery carrying fiber optic technology all the way into homes and businesses. The Company has been actively pursuing the development of products that address this shift in emphasis among our customers in this market.

         Data Communication. The data communication market is being driven by the continual demand for increased bandwidth. Growing Internet Service Providers
(ISPs), construction in Wide Area Networks (WANs) and demand for data communication in the workplace are all key elements to the increased demand for the connecting devices made by the Company. This market will increasingly be focused on the systems that provide the highest speed and highest quality signal, such as fiber optic and copper networks. The Company's connecting devices are sold to a number of categories of customers including (i) original equipment manufacturers (OEMs), which incorporate the Company's connector technology in their product offering, (ii) ISPs, (iii) large companies and organizations which have their own LAN (local area network) for data communication, and (iv) national and international distributors of structured cabling systems and components for use in the above markets.

         Non-Utility Industries. The Company's formed wire products can also be used in other industries which require a method of securing or terminating cables, including the metal building and tower and antenna industries, the arborist industry, and various applications within the marine systems industry. Products other than formed wire products are also marketed to other industries. For example, the Company's urethane capabilities allow it to market products to the light rail industry. The Company continues to explore new and innovative uses of its manufacturing capabilities; however, these markets remain a small portion of overall consolidated sales.

FOREIGN OPERATIONS

         Except for geography, the foreign business segment of the Company is essentially the same as its domestic business. It manufactures in its foreign plants the same types of products as are sold domestically, it sells to the same types of customers and faces the same types of competition (and in some cases the same competitors). Sources of supply of raw materials are not significantly different internationally. See Note L in the Notes To Consolidated Financial Statements for information relating to certain foreign and domestic financial data of the Company.

         While a number of the Company's foreign plants are in developed countries, the Company believes it has strong market opportunities in developing countries, in particular, China, where the need for the transmission and distribution of electrical power is significant. The Company is now serving the Far East market, other than China and Japan, primarily from Australia. In addition, as the need arises, the Company is prepared to establish new manufacturing facilities abroad. For example, in January 2001 the Company moved its Mexican manufacturing operations from a leased facility in Mexico City, Mexico to a newly constructed facility in Queretaro, Mexico. During 2003 a 25,000 square foot addition was completed at the manufacturing facility in China.

SALES AND MARKETING

         Nationally and internationally, the Company markets its products through a direct sales force and manufacturer's representatives. The latter are independent organizations that represent the Company as well as other complimentary product lines. These organizations are paid a commission based on the sales amount. The direct sales force is employed by the Company and works with the manufacturer's representatives as well as key direct accounts and distributors, who also buy and resell the Company's products.

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

         Early in its history the Company recognized the need to understand the performance of its products and the needs of its customers. To that end, the Company developed its own Research and Engineering Center in Cleveland, Ohio. Using the Research and Engineering Center, engineers and technicians simulate a wide range of external conditions encountered by the Company's products to ensure quality, durability and performance. The work performed in the Research and Engineering Center included advanced studies and experimentation with various forms of vibration. This work has contributed significantly to the collective knowledge base of the industries the Company serves and is the subject matter of many papers and seminars presented to these industries. The Company also developed the industry's first mobile testing laboratory, the Dynalab, to monitor the phenomena affecting overhead conductor, wire and cable, allowing the Company's sales representatives to work directly with customers in the field for training, problem identification and problem solving.

         In 1979, the Company relocated and expanded its Research and Engineering Center as a 29,000-square-foot addition to its World Headquarters in Mayfield Village, Ohio. The Company believes that this facility is one of the most sophisticated in the world in its specialized field. The expanded Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling. Today, the Company's reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a major asset. In addition to testing, the work done at the Company's Research and Development Center continues to fuel product development efforts. For example, the Company estimates that approximately 10% to 15% of 2003 revenues were attributed to products developed by the Company in the past five years. In addition, the Company's position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission). These organizations are charged with the responsibility of establishing industrywide specifications and performance criteria. See Note A in the Notes To Consolidated Financial Statements for information relating to the Company's research and development expenses in 2001, 2002 and 2003.

PATENTS

         The Company applies for patents in the United States and other countries, as appropriate, to protect its significant patentable developments. As of December 31, 2003, the Company had in force 43 U.S. patents and 39 foreign patents in five countries and had pending seven U.S. patent applications and six foreign applications. While such domestic and foreign patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company's business. The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company's business as a whole or to any of its businesses. Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks. The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology. As of December 31, 2003, the Company had obtained U.S. registration on 30 trademarks and two trademark applications remained pending. Foreign registrations amounted to 171 registrations in 34 countries, with 18 pending foreign registrations.

         Since June 8, 1995, United States patents have been issued for terms of 20 years beginning with the date of filing of the patent application. Prior to that time, a U.S. patent had a term of 17 years from the date of its issuance. Patents issued by foreign countries generally expire 20 years after filing. U.S. and foreign patents are not renewable after expiration of their initial term. U.S. and foreign trademarks are generally speaking perpetual, renewable in 10-year increments upon a showing of continued use. To the knowledge of management the Company has not been subject to any significant allegation or charges of infringement of intellectual property rights by any organization.

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

         - The Company is vertically integrated both in manufacturing and distribution, continually upgrading equipment and processes.

         - The Company is sensitive to the marketplace and provides an extra measure of service in cases of emergency, storm damage and other rush situations. This high level of customer service and customer responsiveness has become a hallmark of the Company.

         - The Company's 14 manufacturing locations ensure close support and proximity to customers worldwide.

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

         Minnesota Manufacturing and Mining Company ("3M") is the primary domestic competitor of the Company for pressurized copper closures. The Company believes that its market share exceeds 3M's. Based on its experience in the industry, the Company believes its market share stands at 60%. Internationally, with the exception of Canada, the Company is in the early stages of entering the closure market. The fiber optic closure market is one of the most competitive product areas for the Company, with the Company competing against, among others, Tyco International Ltd. and 3M. There are a number of primary competitors and several smaller niche competitors that compete at all levels in the marketplace. The Company believes that it is one of four leading suppliers of fiber optic closures.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

         The principal raw materials used by the Company are galvanized wire, stainless steel, aluminized steel wire, aluminum re-draw rod, plastic (polyethylene and PVC) resins, glass-filled plastic compounds, neoprene rubbers and aluminum castings. The Company also uses certain other materials such as fasteners, packaging materials and communications cable. The Company believes that it has adequate sources of supply for the raw materials used in its manufacturing processes and it regularly attempts to develop and maintain sources of supply in order to extend availability and encourage competitive pricing of these products.

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

BACKLOG ORDERS

         The Company's backlog is approximately 6% of net sales in 2003. The Company's order backlog generally represents two to four weeks of sales. All customer orders entered are firm at the time of entry. Substantially all orders are shipped within a two to four week period unless the customer requests an alternative date.

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

         Although no assurances can be given, the Company believes it is in compliance in all material respects with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability. The Company does not expect to make any material capital expenditure during 2004 for environmental control facilities. The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays. However, the Company does not believe that these expenditures should ultimately result in a material adverse effect on its financial position or results of operations. The Company cannot predict the precise effect such future requirements, if enacted, would have on the Company, although the Company believes that such regulations would be enacted over time and would affect the industry as a whole.

EMPLOYEES

         At December 31, 2003, the Company and its consolidated subsidiaries had 1,265 employees. Approximately 52% of the Company's employees are located in the United States.

AVAILABLE INFORMATION

         We maintain an Internet site at http://www.preformed.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through our investor relations section of our Internet site. The information found on our Internet site is not part of this or any other report we file with or furnish to the SEC.

         The public may read and copy any materials the Company files with or furnishes to the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information filed with the SEC by electronic filers. The SEC's Internet site is http://www.sec.gov. The Company also has a link from its Internet site to the SEC's Internet site, this link can be found on the investor relations page of our Internet site.

ITEM 2. PROPERTIES

         The Company currently owns or leases 18 facilities, which together contain approximately 1.4 million square feet of manufacturing, warehouse, research and development, sales and office space worldwide. Most of the Company's international facilities contain space for offices, research and engineering (R&E), warehousing and manufacturing with manufacturing using a majority of the space. The following table provides information regarding the Company's facilities:

           LOCATION                                USE                   OWNED/LEASED      SQUARE FEET
           --------                                ---                   ------------      -----------
1.   Mayfield Village, Ohio                Corporate Headquarters            Owned           62,000
                                           Research and Engineering
                                           Center

2.   Rogers, Arkansas                      Manufacturing                     Owned          310,000
                                           Warehouse
                                           Office

3.   Albemarle, North Carolina             Manufacturing                     Owned          261,000
                                           Warehouse
                                           Office

4.   Asheville, North Carolina             Manufacturing                     Owned           46,300
                                           R&E
                                           Warehouse
                                           Office

5.   Sydney, Australia                     Manufacturing                     Leased          17,200
                                           R&E
                                           Warehouse
                                           Office

6.   Sydney, Australia                     Manufacturing                     Owned           90,950
                                           R&E
                                           Warehouse
                                           Office

7.   Sydney, Australia                     Manufacturing                     Leased          12,600
                                           Warehouse
                                           Office

8.   Sao Paulo, Brazil                     Manufacturing                     Owned          146,250
                                           R&E
                                           Warehouse
                                           Office

9.   Cambridge, Ontario, Canada            Manufacturing                     Owned           70,450
                                           Warehouse
                                           Office

10.  Andover, Hampshire, England           Manufacturing                     Owned           88,770
                                           R&E
                                           Warehouse
                                           Office

11.  Queretaro, Mexico                     Manufacturing                     Owned           52,870
                                           Warehouse
                                           Office

12.  Mexico City, Mexico                   Office                            Leased           1,100

13.  Pietermaritzburg, South Africa        Manufacturing                     Owned           74,200
                                           R&E
                                           Warehouse
                                           Office

14.  Sevilla, Spain                        Manufacturing                     Owned           74,000
                                           R&E
                                           Warehouse
                                           Office

15.  Beijing, China                        Manufacturing                     Owned           59,100
                                           Warehouse
                                           Office

16.  Lower Hutt, New Zealand               Manufacturing                     Leased          10,350
                                           Warehouse
                                           Office

17.  Glenrothes Fife, Scotland             Office                            Leased          10,000

18.  Singapore, Singapore                  Warehouse                         Leased          11,766
                                           Office

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders of the Registrant during the quarter ended December 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Name                  Age                        Position
--------------------       -----      -----------------------------------------
Jon R. Ruhlman               76       Chairman of the Company
Robert G. Ruhlman            47       President and Chief Executive Officer
R. Jon Barnes                51       Vice President - Marketing and Sales
Eric R. Graef                51       Vice President - Finance and Treasurer
William H. Haag              40       Vice President - International Operations
Robert C. Hazenfield         50       Vice President - Research and Engineering
J. Cecil Curlee Jr.          47       Vice President - Human Resources

         The following sets forth the name and recent business experience for each person who is an executive officer of the Company at March 1, 2004.

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

         R. Jon Barnes was elected Vice President -- Marketing and Sales in January 1998.

         Eric R. Graef was elected Vice President -- Finance and Treasurer in December 1999. Prior to that time, Mr. Graef was employed by The Lubrizol Corporation, a $1.7 billion specialty chemical manufacturer, in various financial positions from 1986 until rejoining the Company in December 1999. Mr. Graef was previously employed by the Company from 1978 through 1986.

         William H. Haag was elected Vice President -- International Operations in April 1999. From January 1997 until January 1999 he was Regional Operations Manager and from January 1999 until April 1999 he was director of International Operations.

         Robert C. Hazenfield has served as Vice President -- Research and Engineering since April 1998.

         J. Cecil Curlee Jr. was hired in 1982 in the position of Personnel Manager at the Albemarle, North Carolina facility. He was promoted to Director of Employee Relations in September 2002 and was elected Vice President, Human Resources in January 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

         The Company's Common Shares are traded on NASDAQ under the trading symbol "PLPC". As of March 12, 2004, the Company had approximately 214 shareholders of record. The following table sets forth for the periods indicated
(i) the high and low closing sale prices per share of the Company's Common Shares as reported by the NASDAQ and (ii) the amount per share of cash dividends paid by the Company.

         While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company's Board of Directors in light of then current needs of the Company. Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.

                                                  Years Ended
                  ---------------------------------------------------------------------------
                         December 31, 2003                          December 31, 2002
                  -----------------------------------         -------------------------------
Quarter           High         Low           Dividend         High        Low        Dividend
---------------------------------------------------------------------------------------------
First            $17.15       $13.88          $0.20          $20.25     $18.25        $0.20
Second            15.47        13.50           0.20           20.45      18.15         0.20
Third             20.00        14.70           0.20           20.23      16.80         0.20
Fourth            31.50        18.45           0.20           19.70      15.65         0.20

EQUITY COMPENSATION PLAN INFORMATION

         The information required by Item 201(d) of Regulation S-K is set forth in Note G to the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

                                                                           YEAR ENDED DECEMBER 31
                                                      ---------------------------------------------------------------
                                                       2003           2002       2001           2000           1999
                                                      ---------------------------------------------------------------
                                                                THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA
NET SALES AND INCOME
Net sales                                            $ 153,333    $ 169,842   $ 196,365      $ 207,332      $ 195,245
Operating income (loss)                                  5,484         (426)      7,571         18,805         14,155
Income (loss) before income taxes                        8,964         (579)      7,432         17,135         14,729
Net income (loss)                                        4,383       (1,140)      5,176         11,051         10,201
PER SHARE AMOUNTS
Net income (loss) - basic and diluted                    $0.76       $(0.20)      $0.90          $1.91          $1.71
Dividends declared                                        0.80         0.80        0.75           0.60           0.60
Shareholders' equity                                     20.76        19.76       20.98          21.47          20.45
OTHER FINANCIAL INFORMATION
Current assets                                       $  89,631    $  78,522   $  83,230      $  87,783      $  84,531
Total assets                                           149,622      144,784     161,190        170,611        159,664
Current liabilities                                     25,971       23,954      37,638         26,244         24,790
Long-term debt                                           2,515        5,847       2,341         20,160         14,507
Shareholders' equity                                   120,730      114,096     120,780        123,856        119,194

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARKET OVERVIEW

         The current domestic regulatory environment in the energy and communication sectors continues to discourage the incumbent energy and service providers from investing in the maintenance and upgrading of their infrastructure as long as new companies are allowed to continue to piggyback on the installed networks at low costs. The blackout in the northeast on August 14, 2003 focused the country's attention on the need for rebuilding and enhancing the domestic infrastructure grid. Although the need to address rebuilding the national power grid and communications infrastructure was pushed to the forefront, the timing of this undertaking remains uncertain. This task will most likely be undertaken by a combination of private companies and government agencies over several years.

         The regional Bell telephone companies (Bells) and independent telephone companies are the Company's primary customers in the telecommunications market. A Federal Communications Commission (FCC) ruling in 2003 dictated that these Bells must continue leasing their lines to rivals such as WorldCom and AT&T Corp. The Bells claim that the lease rates are below their cost of providing service. Consequently, the incentive for the Bells to increase capital investment is minimized.

         However, the Bells and independent telephone companies are beginning to invest in the fiber-to-the-premise (FTTP) infrastructure and service while requesting further clarification on the FCC rules on sharing their investment in the new infrastructure with their competitors.

         While foreign energy and communications markets were flat in most regions of the world, the markets in the Americas remained depressed in 2003. Due to the use of wireless technology, the demand for fixed line communication networks does not offer the same opportunity for growth in certain developing countries' telecommunication markets.

         The market demand for the Company's products is expected to remain strong in the Asia Pacific region although the Company expects increased competition especially from China. Local Chinese companies have developed cost competitive products. As a result, the Company expects continued pressure on selling prices.

PREFACE

         The Company's net sales and gross profit continued to decline in 2003 as result of the foregoing. Net sales and the resulting gross profit decreased approximately 10% from the previous year. Sales in the Asia Pacific markets increased but sales in the North and Latin American marketplace decreased. Foreign sales accounted for approximately 69% of the decrease in consolidated net sales as a result of the Company's closing of its European data communications operations in 2002.

         On October 2, 2003, the Company sold its 24% interest in a joint venture in Japan. Cash proceeds of the sale were approximately $7.1 million and the transaction resulted in a pretax gain of $3.5 million that includes the reversal of $1.7 million in the cumulative translation adjustment related to the equity investment. The entire amount of the proceeds was taxable resulting in a tax of $2.6 million which reduces the after tax gain to $.9 million or $.15 per share. The gain and related income taxes on the sale was recorded in the fourth quarter of 2003, and the incremental tax impact related to the Company's share of the joint venture's historical earnings net of dividends received was recorded during the third quarter of 2003.

         During the third quarter of 2002, the Company recorded abandonment charges of $4.7 million related to its discontinued European data communications operations. This action was taken as a result of the continuing decline in the global telecommunication and data communications markets and after failing to reach agreement on an acceptable selling price on product supplied to a significant foreign customer. Approximately $3.3 million of the charge is related to asset write-downs, of which $2.1 million of inventory write-offs were recorded in Costs of products sold and $1.2 million of write-offs related to receivables were included in Costs and expenses on the Statement of Consolidated Operations. The remaining $1.4 million of the charge, included in Costs of products sold and Costs and expenses, relates to cash outlays for employee severance cost, cost of exiting leased facilities, the termination of other contractual obligations and transitional costs. Approximately $.1 million in cash outlays remain to be paid at December 31, 2003 and are anticipated to be paid out by March 31, 2004. Other unusual charges recorded during 2002 included a $1.6 million asset impairment charge in accordance with Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, a charge of $.8 million to expense premiums paid in excess of cash surrender value on life insurance policies and a charge of $.5 million related to the cumulative translation adjustment for the abandoned operation. These unusual charges, which the Company believes to be one-time charges, reduced pretax income by $7.6 million and resulted in a reported loss of $1.1 million or $.20 per share in 2002.

         By 2005 the Company expects an incremental external cost of complying with section 404 of Sarbanes-Oxley Act of 2002 to be approximately $1 million. If the Company becomes an accelerated filer in 2004 these costs will be accelerated.

2003 RESULTS OF OPERATIONS COMPARED TO 2002

         In 2003 consolidated net sales were $153.3 million, a decrease of $16.5 million, or 10% from 2002. Domestic net sales of $90.7 million decreased $5.2 million, or 5%. The majority of the decrease was due primarily to volume decreases in the energy and communications markets. Foreign net sales of $62.6 million decreased $11.3 million, or 15%. Foreign sales related to the abandonment of the European data communications operations in 2002 accounted for a decrease of $15 million. Foreign net sales decreased $3.4 million in the Americas. Foreign net sales were favorably impacted by $7.1 million when converted to U.S. dollars as a result of the weaker U.S. dollar compared to most foreign currencies. No individual foreign country accounted for 10% or more of the Company's consolidated net sales.

         Gross profit of $46 million for 2003 decreased $4.7 million, or 9%, compared to 2002. Domestic gross profit of $24.6 million decreased $5.4 million, or 18%. Domestic gross profit decreased $3.5 million due to lower sales and customer mix and $1.9 million due to higher per unit manufacturing costs. Foreign gross profit of $21.4 million increased by $.7 million, or 4%, due to a $2.4 million favorable impact resulting from converting native currency to U.S. dollars and was partially offset by a $1.7 million reduction in sales in native currency.

         Costs and expenses decreased $10.6 million, or 20%, compared to 2002, as summarized in the following table:

                                                          Year ended December 31
                                         ---------------------------------------------------------
thousands of dollars                                                                        %
                                                                        Increase         Increase
                                            2003           2002        (decrease)       (decrease)
                                         ---------      ---------      ----------       ----------
Cost and expenses
Domestic:
     Selling                             $  11,445      $  13,440      $  (1,995)           (15)%
     General and administrative             12,332         13,483         (1,151)            (9)
     Research and engineering                3,650          4,286           (636)           (15)
     Other operating expense- net              196          1,099           (903)           (82)
     Intercompany debt foregiveness          4,545              -          4,545
     Asset impairment                            -          1,621         (1,621)
                                         ---------      ---------      ---------        -------
                                            32,168         33,929         (1,761)            (5)
                                         ---------      ---------      ---------        -------
Foreign:
     Selling                                 5,647          8,430         (2,783)           (33)
     General and administrative              7,271          8,863         (1,592)           (18)
     Research and engineering                1,560          1,318            242             18
     Other operating income- net              (246)           (79)          (167)           211
     Intercompany debt foregiveness         (4,545)             -         (4,545)
                                         ---------      ---------      ---------        -------
                                             9,687         18,532         (8,845)           (48)
                                         ---------      ---------      ---------        -------

Total                                    $  41,855      $  52,461      $ (10,606)           (15)%
                                         =========      =========      =========        =======

         During the year the domestic operations forgave foreign intercompany debt of $4.5 million related to the abandoned European data communications operations. This amount is included as expense for the domestic operations and as income for the foreign operations.

         Excluding intercompany debt forgiveness, domestic costs and expenses of $27.6 million decreased $6.3 million, or 19%. Domestic selling expense decreased primarily as a result of a $1 million reduction in commissions on lower sales and a $.4 million reduction in advertising and sales promotion. General and administrative expense decreased as a result of a $1.2 million decrease in bad debt expense attributable to several telecommunication customers declaring bankruptcy in the prior year. Research and Engineering expense decreased principally as a result of employee reductions and lower contract development expenses. Other operating expense improved primarily due to the $.5 million charge recorded in 2002 related to the cumulative translation adjustment for the abandoned European data communications operation and a $.2 million increase in the cash surrender value related to life insurance policies. In 2002, the Company recorded a $1.6 million asset impairment charge in accordance with SFAS No.142.

         Excluding intercompany debt forgiveness, foreign costs and expenses of $14.2 million decreased $4.3 million, or 23%. Selling expense decreased primarily as a result of a reduction of $3.1 million in selling expense related to the abandoned European data communications operations in 2002. General and administrative expense decreased primarily as a result of a $3 million reduction related to the abandonment of the European data communications operations in 2002 partially offset by higher employee benefit costs and bad debt expense. Research and engineering expense remained relatively unchanged from 2002, net of the impact of currency translation. Other operating income increased primarily due to gains on foreign currency transactions compared to losses on foreign currency transactions in the prior year. The weaker dollar unfavorably impacted costs and expenses by $1.3 million when foreign costs in local currency were translated to U.S. dollars.

         Royalty income of $1.4 million remained relatively unchanged from 2002.

         Operating income of $5.5 million for the year ended December 31, 2003 increased $5.9 million compared to the previous year. This increase was a result of the reduction in costs and expenses of $10.6 million, partially offset by the $4.7 million decrease in gross profit. Domestic operating income decreased $3.9 million as a result of $5.4 million lower gross profit, forgiveness of intercompany debt of $4.5 million, and the decrease of $.2 million in royalty income partially offset by the $6.3 million reduction in costs and expenses. Foreign operating income of $9.4 million increased $9.8 million due to the $4.5 million forgiveness of intercompany debt, the $4.3 million decrease in costs and expenses, the increase in gross profit of $.7 million and a $.2 million decrease in royalty expense.

         Other income for the year ended December 31, 2003 of $3.5 million improved $3.6 million compared to 2002. This increase is primarily due to the $3.5 million gain recognized on the sale of the Company's interest in a joint venture in Japan and is included in the line equity in net income of foreign joint ventures.

         Income tax for the year ended December 31, 2003 of $4.6 million was $4 million higher than the prior year. The effective tax rate in 2003 was 51%. The effective tax rate is higher than the 39% expected state and federal rate because the entire proceeds received on the sale of the Company's interest in its joint venture in Japan was taxable (see Note O in the Notes To Consolidated Financial Statements). In accordance with the applicable tax laws of China, the Company is entitled to a preferential tax rate of 0% for the first two years after utilization of any tax loss carryforwards and a 50% tax reduction for the succeeding three years beginning in 2003. The favorable aggregate tax and per share effect was $.1 million or $.01 per share for the year ended December 31, 2003 and $.8 million or $.13 per share for year ended December 31, 2002.

         As a result of the preceding items, net income for the year ended December 31, 2003 was $4.4 million, which represents an increase of $5.5 million compared to a loss of $1.1 million in 2002.

2002 RESULTS OF OPERATIONS COMPARED TO 2001

         In 2002 consolidated net sales were $169.8 million, a decrease of $26.5 million, or 14%, from 2001. Domestic sales of $95.8 million decreased $17.4 million, or 15%, due primarily to the continued softness in the data communications market and the collapse of the fiber optic cable market. Lower sales volume accounted for the majority of this decrease. Foreign sales of $74 million decreased $9.1 million, or 11%, compared to 2001. A decrease in sales in Latin American countries as a result of governmental reductions of capital expenditures for the improvement and expansion of communication and energy grids accounted for 75% of the decrease in foreign sales. The weakening of certain Latin American currencies against U.S. dollars accounted for 21% of the decrease in foreign sales. These sales decreases, coupled with $2.9 million lower foreign data communications sales, were partially offset by sales increases in the Asia Pacific and Western European regions. No individual foreign country accounted for 10% or more of the Company's consolidated net sales.

         Gross profit of $50.7 million for 2002 declined $8.4 million, or 14%, compared to 2001. Domestic gross profit decreased $1.8 million compared to the prior year primarily as a result of lower net sales partially offset by a reduction of $3 million in indirect manufacturing expenses and a $2 million non-recurring business realignment charge recorded in 2001. Foreign gross profit decreased $6.6 million compared to the previous year primarily as a result of lower net sales and a $2.6 million charge for the abandonment of the European data communications operations recorded in 2002.

         Costs and expenses of $52.5 million decreased $1.1 million, or 2%, from 2001, as summarized in the following table:

                                                     Year ended December 31
                                        ------------------------------------------------------
thousands of dollars                                                                    %
                                                                      Increase       Increase
                                           2002          2001        (decrease)     (decrease)
                                        --------       --------      ----------     ----------
Cost and expenses
Domestic:
     Selling                            $ 13,440       $ 15,793       $ (2,353)           (15)%
     General and administrative           13,483         12,923            560              4
     Research and engineering              4,286          4,712           (426)            (9)
     Other operating expense- net          1,099          1,626           (527)           (32)
     Asset impairment                      1,621              -          1,621
                                        --------       --------       --------       --------
                                          33,929         35,054         (1,125)            (3)
                                        --------       --------       --------       --------
Foreign:
     Selling                               8,430          9,131           (701)            (8)
     General and administrative            8,863          7,892            971             12
     Research and engineering              1,318          1,524           (206)           (14)
     Other operating income- net             (79)           (58)           (21)            36
                                        --------       --------       --------       --------
                                          18,532         18,489             43              0
                                        --------       --------       --------       --------
Total                                   $ 52,461       $ 53,543       $ (1,082)            (2)%
                                        ========       ========       ========       ========

         Domestic costs and expenses decreased $1.1 million from 2001 to $33.9 million. Selling expense decreased primarily as a result of a $.4 million reduction in commissions on lower sales, $1 million decrease related to a reduction in employment levels and a $.6 million reduction in advertising and sales promotion. General and administrative expense increased primarily due to an increase in bad debt expense of $1 million offset by decreased professional fees of $.3 million relating to registering the Company's common shares with the Securities and Exchange Commission during 2001. The increase in bad debt expense was attributable to several telecommunication customers declaring bankruptcy during 2002. Research and Engineering expense decreased principally as a result of employee reductions. Other operating expense decreased due to lower goodwill and intangible asset amortization of $1.1 million as a result of the adoption of SFAS No. 142, a decrease in expense due to $.5 million in business realignment charges recorded in 2001 and a $.2 million increase in other operating income. These decreases in other operating expenses were partially offset by a $.8 million charge to expense in 2002 for premiums paid in excess of cash surrender value on life insurance and a charge of $.5 million related to the cumulative translation adjustment for the abandoned European data communications operation. In 2002, the Company recorded a $1.6 million asset impairment charge in accordance with SFAS No. 142.

         Foreign costs and expenses for 2002 remained relatively unchanged from 2001 at $18.5 million. The stronger dollar favorably impacted costs and expenses by $.7 million when foreign costs in local currency were translated to U.S. dollars. Foreign selling expense decreased primarily due to lower commissions as a result of lower sales. The reduction in marketing expenses in 2002 was a result of the expenses incurred to market data communications globally in 2001 offset by charges incurred in 2002 for the abandonment of the Company's European data communications operations. General and administrative expenses increased primarily as a result of recording $1.5 million in abandonment charges partially offset by employment reductions and other cost reduction efforts.

         Royalty income for the year ended December 31, 2002 of $1.4 million is $.6 million lower then 2001 as a result of the decline in the domestic data communications market.

         Operating income for 2002 decreased $8 million from operating income of $7.6 million for the year ended December 31, 2001. This decrease was a result of the $8.4 million decrease in gross profit, the decrease in royalty income of $.6 million offset by the $1.1 million reduction in costs and expenses. Domestic operating income decreased $1.5 million to $.1 million in 2002 as a result of $1.8 million lower gross profit and the $.6 million reduction in royalty income partially offset by the $1.1 million reduction in domestic costs and expenses. Foreign operating income decreased $6.5 million to a $.5 million operating loss in 2002 due primarily to the $6.6 million decrease in gross profit. The Company's 2002 foreign operating income includes income of $3.7 million from the Asia Pacific Region and $2.8 million from North American and European markets partially offset by operating losses of $1.4 million in Latin America and $5.8 million in the European data communications operations.

         Other expense for the year ended December 31, 2002 of $.2 million remained relatively unchanged from 2001 because a $.7 million reduction in interest expense resulting from lower debt was offset by a $.4 million decrease in interest income primarily due to interest received in 2001 on a one-time state tax refund and a $.4 million reduction in foreign joint venture equity income.

         Income tax for the year ended December 31, 2002 of $.6 million was $1.7 million lower than the prior year. The Company had taxable income in 2002 despite a loss before taxes, as a result of the Company receiving dividends of $1.6 million from foreign equity investments (see Note F in the Notes To Consolidated Financial Statements). The Company has a tax holiday in China which grants an effective tax rate of 0% for the first two profit-making years after utilizing any tax loss carryforwards and a 50% tax reduction for the succeeding three years which begins with 2003. The aggregate tax and per share favorable effect of this holiday was $.8 million or $.13 per share in 2002 and $.5 million or $.08 per share in 2001. See Note F in the Notes To Consolidated Financial Statements for further discussion of the differences between the overall statutory tax rate and the effective rate.

         As a result of the preceding, net loss for the year ended December 31, 2002 was $1.1 million, which represents a decrease of $6.3 million, compared to comparable results in 2001.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $20.7 million for the year ended December 31, 2003 an increase of $2.2 million when compared to the same period in 2002. An increase of $5.5 million in net income and a decrease in working capital of $.6 million in 2003 compared to 2002 were offset by a $3.9 million reduction of non-cash expenses in 2003 when compared to 2002. Higher non-cash expenses in the previous year were primarily attributable to the abandonment charge and asset impairment recorded in 2002.

         Net cash provided by investing activities of $2.7 million represents an increase of $6.1 million when compared to cash used in investing activities in 2002. During 2003, the Company sold its 24% interest in a joint venture in Japan with Toshin Denko Kabushiki Kaisha. The selling price was approximately $7.1 million and is included in the sale of property and equipment. During 2002, the Company received $1.2 million on the sale of its Birmingham, Alabama facility. Additionally, capital expenditures were $.2 million lower in 2003 compared to 2002. The Company is continually analyzing potential acquisition candidates and business alternatives but has no commitments that would materially affect the operations of the business.

         Cash used in financing activities was $8.4 million compared to $12.2 million in the previous year. This was primarily a result of lower borrowings in 2003 compared to 2002 and therefore lower payments to reduce those borrowings.

         The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment and computer equipment. See Note E in the Notes To Consolidated Financial Statements for further discussion on the future minimal rental commitment under these leasing arrangements. One such lease is for the Company's aircraft with a lease commitment through April 2012. Under the terms of the lease, the Company maintains the risk for the residual value in excess of the market value of the aircraft. At the present time, the Company believes its risks, if any, to be immaterial because the estimated market value of the aircraft approximates its residual value. At December 31, 2003, the Company had open uncompleted purchase commitments for inventory and capital equipment of $.5 million.

         The Company's financial position remains strong and its current ratio at December 31, 2003 was 3.5:1 compared to 3.3:1 at December 31, 2002. Working capital of $63.7 million has increased from the December 31,

2002 amount of $54.6 million primarily due to the cash received from the sale of the joint venture during October 2003. At December 31, 2003, the Company's unused balance under its main credit facility was $20 million and its debt to equity percentage was 4%. The Company believes its cash on hand, existing credit facilities, internally generated funds and ability to obtain additional financing will be sufficient to meet the Company's growth and operating needs for the next 12 months.

         Contractual obligations and other commercial commitments are summarized in the following tables:

                                                            Payments Due by Period
                                   -------------------------------------------------------------------------
                                                  Less than 1
 Contractual Obligations             Total           year           1-3 years     4-5 years    After 5 years
-------------------------          ---------      -----------       ---------     ---------    -------------
       In thousands
Long-Term Debt                     $   4,399      $     1,884       $   2,515     $       -    $           -
Operating Leases                      16,414            1,021           1,448         1,523           12,422
Purchase Commitments                     525              525               -             -                -

                                                  Amount of Commitment Expiration Per Period
                                   --------------------------------------------------------------------------
                                      Total
Other Commercial                     Amounts      Less than 1
   Commitments                      Committed         year          1-3 years     4-5 years    Over 5 years
-----------------                  ------------   -----------       ---------     ---------    -------------
  In thousands
Letter of Credit                   $       244    $       207       $      37     $       -    $           -
Guarantees                                 122              -               -             -              122

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. The Statement requires the current accrual of a legal obligation resulting from a contractual obligation, government mandate, or implied reliance on performance by a third party, for costs relating to retirements of long-lived assets that result from the acquisition, construction, development and /or normal operation of the asset. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if it can be reasonably estimated, and a corresponding amount be included as a capitalized cost of the related asset. The capitalized amount will be depreciated over the assets' useful life. The Statement also notes that long-lived assets with an undetermined future life would not require the recognition of a liability until sufficient information is available. The adoption of this statement did not have a material impact on the financial statements.

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

         During January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, Consolidated Financial Statements (FIN 46). FIN 46 clarifies the accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB released a revised version of FIN 46 (FIN 46R). The revision only slightly modified the variable interest model contained in FIN 46. However, FIN 46R adopted certain scope exceptions and clarified definitions and calculations underlying the model. FIN 46R required the application of either FIN 46 or FIN 46R for Special Purpose Entities ("SPE") in the annual reporting period ending after December 15, 2003. The application of FIN 46R for non-SPEs was deferred until the quarter ending March 31, 2004. The Company has adopted the applicable disclosure provisions of FIN 46 and FIN 46R in the financial statements.

         The Company invests in qualified affordable housing projects as a limited partner. The Company receives affordable housing federal and state tax credits for these limited partnership investments. The Company's maximum potential exposure to these partnerships is $.4 million, consisting of the limited partnership investments plus unfunded commitments. As the Company does not consider its investment a SPE, it is currently evaluating whether such investments should be consolidated in accordance with FIN 46 and FIN 46R for the quarter ended March 31, 2004.

         Additionally, the Company previously had two equity investments in Japanese joint ventures. As indicated in Note O in the Notes To Consolidated Financial Statements, the Company sold its interest in one of the investments in October 2003. For the remaining joint venture, the Company is currently evaluating its consolidation in accordance with FIN 46 and FIN 46R for the quarter ended March 31, 2004. The Company has calculated a related maximum exposure of $2.8 million as of December 31, 2003 based on its recorded investment.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Allowance for Doubtful Accounts

         The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company records estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers. If the financial condition of the

Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2003 the Company recorded a provision for doubtful accounts of $.6 million and at December 31, 2003 the allowance represents 9% of its trade receivables, compared to 13% at December 31, 2002.

Sales Returns and Allowances

         The Company records a provision for estimated sales returns and allowances on product and service related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns and other known factors, such as open authorized returns. At December 31, 2003 these provisions accounted for less than .1% of consolidated net sales, compared to less than .2% at December 31, 2002. If future returns do not reflect the historical data the Company uses to calculate these estimates, additional allowances or reversals of established allowances may be required.

Excess and Obsolescence Reserves

         The Company has provided an allowance for excess inventory and obsolescence based on estimates of future demand, which is subject to change. Additionally, discrete provisions are made when facts and circumstances indicate that particular inventories will not be utilized. At December 31, 2003, the allowance for excess inventory and obsolescence was 9% of gross inventories, compared to 12% at December 31, 2002. If actual market conditions are different than those projected by management, additional inventory write-downs or reversals of existing reserves may be necessary.

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

Goodwill

         The Company performs its annual impairment test for goodwill and intangibles with indefinite lives utilizing a discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill and other indefinite life intangibles have been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly changed. However, the Company believes that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.

         The Company performs interim impairment tests if trigger events or changes in circumstances indicate the carrying amount may not be recoverable. There were no trigger events during 2003 and as such only an annual impairment test was performed. During the fourth quarter 2002, the market valuation of one domestic reporting unit had decreased, such that it was highly probable that the related goodwill would not be recoverable. Therefore, at December 31, 2002, the Company had recorded a goodwill impairment charge of $1.6 million.

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

         The Company has foreign currency forward exchange contracts outstanding at December 31, 2003 whose fair values and carrying values are approximately $.8 million and mature in less than one year. A 10% change in the foreign currency rates would have resulted in a favorable/unfavorable impact on foreign currency translation expense of less than $.1 million for the year ended December 31, 2003. The Company does not hold derivatives for trading purposes.

         The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities, which consisted of borrowings of $5.4 million at December 31, 2003. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.1 million for the year ended December 31, 2003.

         The Company's primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $2.2 million and on income before tax of $.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Preformed Line Products Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) on page 46 present fairly, in all material respects, the financial position of Preformed Line Products Company and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 15(a) on page 46 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to comply with the provisions of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."

PricewaterhouseCoopers LLP
Cleveland, Ohio
March 2, 2004

                         PREFORMED LINE PRODUCTS COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31
                                                                                   2003              2002
                                                                                ---------          ---------
                                                                                (Thousands of dollars, except
                                                                                         share data)
ASSETS
Cash and cash equivalents                                                      $  28,209          $  11,629
Accounts receivable, less allowance of $2,463 ($3,770 in 2002)                    24,225             24,763
Inventories-net                                                                   31,113             33,750
Deferred income taxes - short-term                                                 3,740              5,276
Prepaids and other                                                                 2,344              3,104
                                                                               ---------          ---------
             TOTAL CURRENT ASSETS                                                 89,631             78,522

Property and equipment - net                                                      47,888             48,569
Investments in foreign joint ventures                                              2,826              8,087
Deferred income taxes - long-term                                                    434                863
Goodwill, patents and other intangibles - net                                      5,553              5,596
Other                                                                              3,290              3,147
                                                                               ---------          ---------
             TOTAL ASSETS                                                      $ 149,622          $ 144,784
                                                                               =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to banks                                                         $   1,019          $   1,246
Trade accounts payable                                                             7,648              7,844
Accrued compensation and amounts withheld from employees                           3,749              3,269
Accrued expenses and other liabilities                                             4,356              4,251
Accrued profit-sharing and pension contributions                                   3,850              4,176
Dividends payable                                                                  1,163              1,155
Income taxes                                                                       2,302                337
Current portion of long-term debt                                                  1,884              1,676
                                                                               ---------          ---------
             TOTAL CURRENT LIABILITIES                                            25,971             23,954

Long-term debt, less current portion                                               2,515              5,847
Deferred income taxes - long-term                                                     97                161
Minimum pension liability                                                            309                726

SHAREHOLDERS' EQUITY
Common stock - $2 par value, 15,000,000 shares authorized, 5,814,269 and
    5,772,710 issued and outstanding, net of 377,404
    and 389,188 treasury shares at par, respectively.                             11,629             11,545
Paid in capital                                                                      472                 82
Retained earnings                                                                123,022            123,124
Other comprehensive loss                                                         (14,393)           (20,655)
                                                                               ---------          ---------
             TOTAL SHAREHOLDERS' EQUITY                                          120,730            114,096
                                                                               ---------          ---------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 149,622          $ 144,784
                                                                               =========          =========

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                      STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                             Year ended December 31
                                                              --------------------------------------------------
                                                                 2003                 2002                2001
                                                              ---------            ---------           ---------
                                                                  (Thousands of dollars, except per share data)
Net sales                                                     $ 153,333            $ 169,842           $ 196,365
Cost of products sold                                           107,366              119,173             137,266
                                                              ---------            ---------           ---------
           GROSS PROFIT                                          45,967               50,669              59,099

Costs and expenses
      Selling                                                    17,092               21,870              24,924
      General and administrative                                 19,603               22,346              20,815
      Research and engineering                                    5,210                5,604               6,236
      Other operating (income) expenses - net                       (50)               1,020               1,568
      Asset impairment                                                -                1,621                   -
                                                              ---------            ---------           ---------
                                                                 41,855               52,461              53,543
Royalty income - net                                              1,372                1,366               2,015
                                                              ---------            ---------           ---------
           OPERATING INCOME (LOSS)                                5,484                 (426)              7,571

Other income (expense)
      Equity in net income of foreign joint ventures              3,710                  447                 803
      Interest income                                               421                  287                 685
      Interest expense                                             (490)                (687)             (1,427)
      Other expense                                                (161)                (200)               (200)
                                                              ---------            ---------           ---------
                                                                  3,480                 (153)               (139)
                                                              ---------            ---------           ---------
           INCOME (LOSS) BEFORE INCOME TAXES                      8,964                 (579)              7,432

Income taxes                                                      4,581                  561               2,256
                                                              ---------            ---------           ---------
           NET INCOME (LOSS)                                  $   4,383            $  (1,140)          $   5,176
                                                              =========            =========           =========
Net income (loss) per share - basic and diluted                   $0.76               $(0.20)              $0.90
                                                              =========            =========           =========
Cash dividends declared per share                                 $0.80                $0.80               $0.75
                                                              =========            =========           =========
Average number of shares outstanding - basic                      5,783                5,766               5,755
                                                              =========            =========           =========
Average number of shares outstanding - diluted                    5,801                5,766               5,755
                                                              =========            =========           =========

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                                                  Accumulated
                                                                      Additional                     Other
                                                            Common      Paid in      Retained    Comprehensive
                                                            Shares      Capital      Earnings     Income(Loss)       Total
                                                          ---------   ----------    ---------    -------------     ---------
                                                              (Thousands of dollars, except share and per share data)
Balance at January 1, 2001                                $  11,536    $       -    $ 127,994       $ (15,674)    $ 123,856
Net income                                                                              5,176                         5,176
Foreign currency translation adjustment                                                                (3,781)       (3,781)
                                                                                                                   --------
            Total comprehensive income                                                                                1,395
Purchase of 11,056 common shares                                (22)                     (133)                         (155)
Cash dividends declared - $.75 per share                                               (4,316)                       (4,316)
                                                          ---------    ---------    ---------       ---------     ---------
Balance at December 31, 2001                                 11,514            -      128,721         (19,455)      120,780

Net income (loss)                                                                      (1,140)                       (1,140)
Foreign currency translation adjustment                                                                (1,218)       (1,218)
Cumulative translation adjustment for
       liquidation of a foreign entity                                                                    490           490
Minimum pension liability - net of tax benefit of $254                                                   (472)         (472)
                                                                                                                   --------
            Total comprehensive income (loss)                                                                        (2,340)
Issuance of 15,680 common shares                                 31           82          158                           271
Cash dividends declared - $.80 per share                                               (4,615)                       (4,615)
                                                          ---------    ---------    ---------       ---------     ---------
Balance at December 31, 2002                                 11,545           82      123,124         (20,655)      114,096

Net income                                                                              4,383                         4,383
Foreign currency translation adjustment                                                                 4,276         4,276
Cumulative translation adjustment for
       liquidation of a joint venture                                                                   1,709         1,709
Minimum pension liability - net of taxes of $140                                                          277           277
                                                                                                                   --------
            Total comprehensive income                                                                               10,645
Issuance of 41,559 common shares                                 84          390          146                           620
Cash dividends declared - $.80 per share                                               (4,631)                       (4,631)
                                                          ---------    ---------    ---------       ---------     ---------
Balance at December 31, 2003                              $  11,629    $     472    $ 123,022       $ (14,393)    $ 120,730
                                                          =========    =========    =========       =========     =========

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                                Year ended December 31
                                                                                       --------------------------------------
                                                                                          2003           2002          2001
                                                                                       ---------      ---------     ---------
                                                                                                 (Thousands of dollars)
OPERATING ACTIVITIES
Net income (loss)                                                                      $   4,383      $  (1,140)    $   5,176
Adjustments to reconcile net income (loss) to net cash provided by operations
      Depreciation and amortization                                                        8,329          9,018        10,320
      Asset impairment                                                                         -          1,621             -
      Noncash abandonment/realignment charges                                                  -          3,301         2,668
      Deferred income taxes                                                                1,901         (2,378)         (263)
      Cash surrender value of life insurance                                                  95            821             -
      Cumulative translation adjustment                                                      (53)           490             -
      Earnings of joint ventures                                                            (203)          (447)         (803)
      Dividends received from joint ventures                                               1,019          1,628           185
      Gain on sale of joint venture                                                         (882)             -             -
      Other - net                                                                             29            111            (6)
      Changes in operating assets and liabilities
           Receivables                                                                     2,999          3,910         1,588
           Inventories                                                                     4,483          2,402         3,023
           Trade payables and accruals                                                    (1,294)        (2,083)          297
           Income taxes                                                                      190            307        (2,946)
           Other - net                                                                      (264)         1,016        (2,059)
                                                                                       ---------      ---------     ---------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                                 20,732         18,577        17,180

INVESTING ACTIVITIES
Capital expenditures                                                                      (4,018)        (4,706)       (6,196)
Business acquisitions                                                                       (472)           (39)       (1,058)
Proceeds from the sale of equity investment, property and equipment                        7,160          1,284           757
                                                                                       ---------      ---------     ---------
                NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES                           2,670         (3,461)       (6,497)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks                                               (234)            39          (503)
Proceeds from the issuance of long-term debt                                              10,658         14,588        17,673
Payments of long-term debt                                                               (14,838)       (22,480)      (22,651)
Dividends paid                                                                            (4,623)        (4,611)       (4,030)
Issuance (purchase) of common shares                                                         620            271          (155)
                                                                                       ---------      ---------     ---------
                NET CASH USED IN FINANCING ACTIVITIES                                     (8,417)       (12,193)       (9,666)

Effects of exchange rate changes on cash and cash equivalents                              1,595            297        (2,078)
                                                                                       ---------      ---------     ---------

Increase (decrease) in cash and cash equivalents                                          16,580          3,220        (1,061)

Cash and cash equivalents at beginning of year                                            11,629          8,409         9,470
                                                                                       ---------      ---------     ---------
                CASH AND CASH EQUIVALENTS AT END OF YEAR                               $  28,209      $  11,629     $   8,409
                                                                                       =========      =========     =========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABLES IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

NOTE A SIGNIFICANT ACCOUNTING POLICIES

Reclassification

         Certain amounts in the prior years' financial statements have been reclassified to conform to the presentation of 2003.

Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries where ownership is greater than 50%. All intercompany accounts and transactions have been eliminated upon consolidation.

Investments in Foreign Joint Ventures

         Investments in joint ventures, where the Company owns at least 20% but less than 50%, are accounted for by the equity method.

Cash Equivalents

         Cash equivalents are stated at fair value and consist of highly liquid investments with original maturities of three months or less at the time of acquisition.

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

Goodwill and Other Intangibles

         The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Consequently, the Company has discontinued the amortization of goodwill during 2002. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Patents and other intangible assets with definite lives represent primarily the value assigned to patents acquired with purchased businesses and are amortized using the straight-line method over their useful lives. Goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses or a significant change in the use of an asset. Impairment charges are recognized pursuant to SFAS No. 142.

Research and Development

         Research and development costs are expensed as incurred. Company sponsored costs for research and development of new products were $2.7 million in 2003, $2.9 million in 2002 and $2.7 million in 2001.

Advertising

         Advertising costs are expensed in the period incurred.

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

Derivative Financial Instruments

         The Company has foreign currency forward exchange contracts outstanding at December 31, 2003 whose fair values and carrying values are approximately $.8 million and mature in less than one year. At December 31, 2003 the Company has recorded a charge for the unamortized discount on the forward exchange contracts. The Company does not hold derivatives for trading purposes.

New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. The Statement requires the current accrual of a legal obligation resulting from a contractual obligation, government mandate, or implied reliance on performance by a third party, for costs relating to retirements of long-lived assets that result from the acquisition, construction, development and /or normal operation of the asset. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if it can be reasonably estimated, and a corresponding amount be included as a capitalized cost of the related asset. The capitalized amount will be depreciated over the assets' useful life. The Statement also notes that long-lived assets with an undetermined future life would not require the recognition of a liability until sufficient information is available. The adoption of this statement did not have a material impact on the financial statements.

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

         During January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, Consolidated Financial Statements (FIN 46). FIN 46 clarifies the accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB released a revised version of FIN 46 (FIN 46R). The revision only slightly modified the variable interest model contained in FIN 46. However, FIN 46R adopted certain scope exceptions and clarified definitions and calculations underlying the model. FIN 46R required the application of either FIN 46 or FIN 46R for Special Purpose Entities ("SPE") in the annual reporting period ending after December 15, 2003. The application of FIN 46R for non-SPEs was deferred until the quarter ending March 31, 2004. The Company has adopted the applicable disclosure provisions of FIN 46 and FIN 46R in the financial statements.

         The Company invests in qualified affordable housing projects as a limited partner. The Company receives affordable housing federal and state tax credits for these limited partnership investments. The Company's maximum potential exposure to these partnerships is $.4 million, consisting of the limited partnership investments plus unfunded commitments. As the Company does not consider its investment a SPE, it is currently evaluating whether such investments should be consolidated in accordance with FIN 46 and FIN 46R for the quarter ended March 31, 2004.

         Additionally, the Company previously had two equity investments in Japanese joint ventures. As indicated in Note O in the Notes To Consolidated Financial Statements, the Company sold its interest in one of the investments in October 2003. For the remaining joint venture, the Company is currently evaluating its consolidation in accordance with FIN 46 and FIN 46R for the quarter ended March 31, 2004. The Company has calculated a related maximum exposure of $2.8 million as of December 31, 2003 based on its recorded investment.

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

NOTE B SUPPLEMENTAL INFORMATION

                                                          December 31,
                                                   --------------------------
                                                     2003             2002
                                                   ---------         --------
INVENTORIES
Finished products                                   $ 14,065         $ 16,473
Work-in-process                                        1,414            1,249
Raw materials                                         17,369           17,568
                                                    --------         --------
                                                      32,848           35,290
Excess of current cost over LIFO cost                 (1,735)          (1,540)
                                                    --------         --------
                                                    $ 31,113         $ 33,750
                                                    ========         ========

         The Company uses the last-in, first-out (LIFO) method of determining cost for the majority (approximately $9.9 million in 2003 and $12.2 million in 2002) of its material portion of inventories in the United States. All other inventories are determined by the FIFO method.

                                                          December 31,
                                                   --------------------------
                                                      2003             2002
                                                   ---------         --------
PROPERTY AND EQUIPMENT - AT COST
Land and improvements                              $   6,779         $  6,328
Buildings and improvements                            36,523           34,442
Machinery and equipment                               88,881           81,396
Construction in progress                               1,126            1,419
                                                   ---------         --------
                                                     133,309          123,585
Less accumulated depreciation                         85,421           75,016
                                                   ---------         --------
                                                   $  47,888         $ 48,569
                                                   =========         ========

         Depreciation of property and equipment was $7.8 million in 2003, $8.4 million in 2002 and $8.5 million in 2001.

GUARANTEES

         The Company establishes a warranty reserve when a known measurable exposure exists. Such reserves are adjusted for management's best estimate of warranty obligations based on current and historical trends. The change in the carrying amount of product warranty reserves for the years ended December 31, 2003 and 2002 are as follows:

                                                       2003     2002
                                                       ----     ----
Balance at January 1                                  $ 142     $ 147
Additions charged to costs                               79       142
Deductions                                              (19)     (147)
                                                      -----     -----
Balance at December 31                                $ 202     $ 142
                                                      =====     =====

NOTE C PENSION PLANS

         Domestic hourly employees of the Company and certain employees of foreign subsidiaries who meet specific requirements as to age and service are covered by defined benefit pension plans. Net periodic benefit costs and obligations of the Company's foreign plans are not material. The Company uses a December 31 measurement date for its plans.

         Net periodic benefit cost for the Company's domestic plan included the following components for the year ended December 31:

                                                    2003     2002     2001
                                                   ------   ------   ------
Service cost                                       $  469   $  470   $  470
Interest cost                                         611      564      544
Expected return on plan assets                       (460)    (490)    (568)
Amortization of the unrecognized transition asset       -       13       13
Recognized net actuarial loss                          92        -        -
                                                   ------   ------   ------
Net periodic benefit cost                          $  712   $  557   $  459
                                                   ======   ======   ======

         The following tables set forth benefit obligations, assets and the accrued benefit cost of the Company's domestic defined benefit plan at December 31:

                                                          2003       2002
                                                        --------   --------
Projected benefit obligation at beginning of the year   $  9,534   $  8,263
Service cost                                                 469        470
Interest cost                                                611        564
Actuarial loss                                               590        428
Benefits paid                                               (216)      (191)
                                                        --------   --------
Projected benefit obligation at end of year             $ 10,988   $  9,534
                                                        ========   ========

Fair value of plan assets at beginning of the year      $  6,394   $  7,345
Actual return (loss) on plan assets                        1,296       (833)
Employer contributions                                     1,039         73
Benefits paid                                               (216)      (191)
                                                        --------   --------
Fair value of plan assets at end of the year            $  8,513   $  6,394
                                                        ========   ========

Benefit obligations in excess of plan assets            $ (2,475)  $ (3,140)
Unrecognized net loss                                      2,272      2,610
Minimum pension liability                                   (309)      (726)
                                                        --------   --------
Accrued benefit cost                                    $   (512)  $ (1,256)
                                                        ========   ========

         The domestic defined benefit pension plan with accumulated benefit obligations in excess of plan assets was:

                                   2003       2002
                                --------    -------
Projected benefit obligation    $ 10,988    $ 9,534
Accumulated benefit obligation     9,025      7,650
Fair market value of assets        8,513      6,394

         During 2002, the Company recorded a minimum pension liability of $.7 million, $.5 million net of tax benefit, in Shareholders' equity by a charge to other comprehensive income. During 2003, the Company reduced its minimum pension liability by $.4 million, $.3 million net of tax benefit.

         Weighted-average assumptions used to determine benefit obligations at December 31:

                                2003   2002
                                ----   ----
Discount rate                   6.25%  6.75%
Rate of compensation increase   3.50   3.50

         Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

                                           2003   2002
                                           ----   ----
Discount rate                              6.75%  7.25%
Rate of compensation increase              3.50   3.50
Expected long-term return on plan assets   7.50   7.50

         For 2003, the Net Periodic Pension Cost was based on a long-term asset rate of return of 7.50%. This rate is based upon management's estimate of future long-term rates of return on similar assets and is consistent with historical returns on such assets. Using the plan's current mix of assets and based on the average historical returns for such mix, an expected long-term rate-of-return of 7.50% is justified.

         The Company's pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category, are as follows:

                                                              Plan assets
                                                             at December 31
                                                        -----------------------
              Asset category                             2003             2002
----------------------------------------                ------           ------
Equity securities                                        65.4%            96.3%
Debt securities and related instruments                  33.1                -
Cash and equivalents                                      1.5              3.7
                                                        -----            -----
                                                        100.0%           100.0%
                                                        =====            =====

         Management seeks to maximize the long-term total return of financial assets consistent with the fiduciary standards of ERISA. The ability to achieve these returns is dependent upon the need to accept moderate risk to achieve long-term capital appreciation.

         In recognition of the expected returns and volatility from financial assets, retirement plan assets are invested in the following ranges with the target allocation noted:

                           Range            Target
                           -----            ------
Equities                   30-80%             60%
Fixed Income               20-70%             40%
Cash Equivalents            0-10%

         Investment in these markets is projected to provide performance consistent with expected long term returns with appropriate diversification.

         The Company's policy is to fund amounts deductible for federal income tax purposes. The Company expects to contribute $1 million to its pension plan in 2004.

         Expense for defined contribution plans was $2.8 million in 2003, $2.7 million in 2002 and $2.6 million in 2001.

NOTE D DEBT AND CREDIT ARRANGEMENTS

                                                                                  December 31
                                                                              ---------------------
                                                                                2003         2002
                                                                              --------     --------
SHORT-TERM DEBT
Secured Notes
   Chinese Rmb denominated at 5.31% in 2003, and 5% in 2002                   $    966     $  1,208

Unsecured short-term debt
   Other short-term debt at 2.9 to 2.98% in 2003, and 3.8 to 4.8% in 2002           53           38
Current portion of long-term debt                                                1,884        1,676
                                                                              --------     --------
Total short-term debt                                                            2,903        2,922
                                                                              --------     --------
LONG-TERM DEBT
Revolving credit agreement                                                           -        4,500
Australian dollar denominated term loans (A$5,500),
   at 5.3 to 5.56%, due 2004 and 2006                                            4,136        2,408
Brazilian Reais denominated term loan (R$750) at 16.1%,
   due 2005                                                                        259          599
Other loans in various denominations, due 2004                                       4           16
                                                                              --------     --------
Total long-term debt                                                             4,399        7,523
Less current portion                                                            (1,884)      (1,676)
                                                                              --------     --------
                                                                                 2,515        5,847

                                                                              --------     --------
Total debt                                                                    $  5,418     $  8,769
                                                                              ========     ========

         The revolving credit agreement makes $20 million available to the Company, at an interest rate of money market plus 1%. At December 31, 2003, the interest rate on the revolving credit agreement was 2.12%. However, there was no debt outstanding at December 31, 2003, as a result of the Company paying down the debt with cash flow from operations. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth, and profitability. At December 31, 2003 the Company was in compliance with these covenants

         Aggregate maturities of long-term debt during the next five years are as follows: 2004, $1.9 million; 2005, $.3 million; 2006, $2.2 million; 2006 and
2007, $0 million.

         Interest paid was $.7 million in 2003, $.6 million in 2002 and $1.3 million in 2001.

NOTE E LEASES

         The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment and computer equipment. Rental expense was $1.3 million in 2003, $1.3 million in 2002 and $1.4 million in 2001. Future minimum rental commitments having non-cancelable terms exceeding one year are $1 million in 2004, $.8 million in 2005, $.7 million in 2006, $.8 million in 2007, $.8 million in 2008 and an aggregate $12.4 million thereafter.

NOTE F INCOME TAXES

         The provision for income taxes is based upon income before tax for financial reporting purposes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying value for financial statement purposes. In estimating future tax consequences, the Company considers anticipated future events, except changes in tax laws or rates, which are recognized when enacted.
                                       35

         The components of income tax expense are as follows:

                       2003       2002        2001
                     --------   --------   --------
Current
    Federal          $    560   $  1,070   $    716
    Foreign             1,882      1,317      1,458
    State and local       378        298        345
                     --------   --------   --------
                        2,820      2,685      2,519
                     --------   --------   --------
Deferred
    Federal             2,254     (1,713)      (511)
    Foreign              (526)      (428)       324
    State and local        33         17        (76)
                     --------   --------   --------
                        1,761     (2,124)      (263)
                     --------   --------   --------
                     $  4,581   $    561   $  2,256
                     ========   ========   ========

         The differences between the provision for income taxes at the U.S. statutory rate and the tax shown in the Statements of Consolidated Operations are summarized as follows:

                                                                    2003           2002            2001
                                                                  --------       --------        --------
Tax at statutory rate of 35%                                      $  3,048       $   (197)       $  2,527
State and local taxes, net of federal benefit                          271            315             175
Non-deductible expenses                                                 91            402             344
Foreign dividends net of foreign tax credits                           630            975            (393)
Non-U.S. tax rate variances                                           (240)        (1,076)           (569)
Capital gain on the sale of foreign stock                            1,219              -               -
Valuation allowance                                                    170            227               -
Tax credits                                                           (349)          (225)           (232)
Other, net                                                            (259)           140             404
                                                                  --------       --------        --------
                                                                  $  4,581       $    561        $  2,256
                                                                  ========       ========        ========

         The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets (liabilities) at December 31 are as follows:

                                                2003       2002
                                              --------   --------
Deferred tax assets
    Accrued compensation benefits             $    716   $    691
    Depreciation and other basis differences     1,271      1,701
    Inventory obsolescence                       1,014      1,612
    Allowance for doubtful accounts                806      1,387
    Benefit plans reserves                         682        896
    Closure reserves                                 -        379
    NOL carryforwards                              768        316
    Other accrued expenses                         809        736
                                              --------   --------
Gross deferred tax assets                        6,066      7,718
       Valuation allowance                        (676)      (506)
                                              --------   --------
Net deferred tax assets                          5,390      7,212
                                              --------   --------

Deferred tax liabilities
    Depreciation and other basis differences    (1,032)      (899)
    Inventory                                     (259)      (290)
    Other                                          (22)       (45)
                                              --------   --------
Net deferred tax liabilities                    (1,313)    (1,234)
                                              --------   --------
Net deferred tax assets                       $  4,077   $  5,978
                                              ========   ========

                                                2003       2002
                                              --------   --------
Change in net deferred tax asset:
    Provision for deferred tax                $  1,761   $ (2,124)
    Items of other comprehensive
     income (loss)                                 140       (254)

                                              --------   --------
Total change in net deferred tax              $  1,901   $ (2,378)
                                              ========   ========

         A deferred tax valuation allowance has been established for certain net state deferred tax assets due to the uncertainty of realizing future benefits from these temporary items.

         The Company has not provided for U.S. income taxes or foreign withholding taxes on undistributed earnings of foreign subsidiaries which are considered to be indefinitely reinvested in operations outside the United States. The amount of such earnings was approximately $48 million at December 31, 2003.

         In accordance with the applicable tax laws in China, the Company is entitled to a preferential tax rate of 0% for the first two profit making years after utilization of any tax loss carryforwards, which may be carried forward for five years; and a 50% tax reduction for the succeeding three years beginning in 2003. The favorable aggregate tax and per share effect was $.1 million, or $.01 per share, for 2003, $.8 million, or $.13 per share, for 2002, and $.5 million, or $.08 per share for 2001.

         Income taxes paid, net of refunds, were approximately $(.1) million in 2003, $2.2 million in 2002 and $4.7 million in 2001.

NOTE G   STOCK OPTIONS

         The 1999 Stock Option Plan (The Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At December 31, 2003, there were 112,000 shares remaining available for issuance under the Plan. Options issued to date under the

Plan vest 50% after one year following the date of the grant, 75% after two years, 100% after three years and expire from five to ten years from the date of grant.

                                       2003                       2002                       2001
                                ---------------------      ---------------------      --------------------
                                            WEIGHTED-                  WEIGHTED-                 WEIGHTED-
                                            AVERAGE                    AVERAGE                    AVERAGE
                                            EXERCISE                   EXERCISE                   EXERCISE
                                SHARES       PRICE          SHARES      PRICE         SHARES       PRICE
Outstanding at January 1,       149,500      $15.45        157,000      $15.32        155,000      $15.32
Granted                          26,000       14.33          5,000       18.75          2,000       15.00
Exercised                        29,775       15.12          6,250       15.13              -           -
Forfeited                        20,000       15.13          6,250       15.13              -           -
                                -------                    -------                    -------
Outstanding at December 31,     125,725      $15.34        149,500      $15.45        157,000      $15.32
                                =======                    =======                    =======

                                   Options Outstanding                              Options Exercisable
                   ------------------------------------------------------  --------------------------------------
Range of Exercise  Number Outstanding  Weighted Average  Weighted Average  Number Exercisable    Weighted Average
    Prices            at 12/31/03       Remaining Life     Exercise Price      at 12/31/03        Exercise Price
$15.13 - $16.64         93,850            5.1 years           $15.38             93,850               $15.38
     15.00                 875            7.3 years            15.00                375                15.00
     18.75               5,000            8.3 years            18.75              2,500                18.75
     14.33              26,000            9.3 years            14.33                  -                    -
                        ------                                                   ------               ------
                       125,725            6.2 years           $15.34             96,725               $15.54
                       =======                                                   ======               ======

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

         SFAS No. 123 requires pro forma disclosure of the effect on net income and earnings per share when applying the fair value method of valuing stock-based compensation. For purposes of this pro forma disclosure, the estimated fair value of the options is recognized ratably over the vesting period.

                                                     Year ended December 31,
                                                 2003       2002         2001
                                               --------   --------     --------
Net income (loss), as reported                 $  4,383   $ (1,140)    $  5,176
Deduct:
    Total stock-based employee compensation
    expense determined under fair value based
    method for all awards                           132        277          355
                                               --------   --------     --------

Pro forma net income (loss)                    $  4,251   $ (1,417)    $  4,821
                                               ========   ========     ========

Earnings per share:
    Basic - as reported                           $0.76     $(0.20)       $0.90
                                               ========   ========     ========
    Basic - pro forma                             $0.74     $(0.25)       $0.84
                                               ========   ========     ========

    Diluted - as reported                         $0.76     $(0.20)       $0.90
                                               ========   ========     ========
    Diluted - pro forma                           $0.73     $(0.25)       $0.84
                                               ========   ========     ========

         Disclosures under the fair value method are estimated using the Black-Scholes option-pricing model with the following assumptions:

                                  2003            2002           2001
                              -------------   ------------    ------------
Risk-free interest rate             4.29%          4.60%           5.50%
Dividend yield                      4.27%          4.22%           3.74%
Expected life                    10 years       10 years        10 years
Expected volatility                 22.4%          21.1%           29.5%

NOTE H COMPUTATION OF EARNINGS PER SHARE

                                                              2003        2002        2001
                                                            --------    --------    --------
Numerator
    Net income (loss)                                       $  4,383    $ (1,140)   $  5,176
                                                            ========    ========    ========
Denominator
    Determination of shares
         Weighted average common shares outstanding            5,783       5,766       5,755
         Dilutive effect - employee stock options                 18           -           -
                                                            --------    --------    --------
         Diluted weighted average common shares outstanding    5,801       5,766       5,755
                                                            ========    ========    ========
Earnings per common share
    Basic                                                      $0.76      $(0.20)      $0.90
                                                            ========    ========    ========
    Diluted                                                    $0.76      $(0.20)      $0.90
                                                            ========    ========    ========

         For the year ended December 31, 2003, 5,000 stock options were excluded from the calculation of earnings per share due to the average market prices being lower than the exercise price, and the result would have been anti-dilutive. Due to the net loss from operations for the year ended December 31, 2002, 149,500 stock options were excluded from the calculation of earnings per share, as the result would have been anti-dilutive. For the year ended December 31, 2001, 157,000 stock options were excluded from the calculation of earnings per share due to the average market price being lower than the exercise price, and the result would have been anti-dilutive.

NOTE I GOODWILL AND OTHER INTANGIBLES

                                        December 31,
                                      ---------------
                                        2003     2002
                                      ------   ------
GOODWILL AND INTANGIBLE ASSETS
Goodwill                             $ 2,489  $ 2,071
Patents and other intangible assets    5,022    5,016
                                     -------  -------
                                       7,511    7,087
Less accumulated amortization          1,958    1,491
                                     -------  -------
                                     $ 5,553  $ 5,596
                                     =======  =======

         The Company performed its annual impairment test for goodwill pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, as of January 2003 and had determined that no adjustment to the carrying value of goodwill was required. The Company's only intangible asset with an indefinite life is goodwill. The aggregate amortization expense for other intangibles with definite lives for the year ended December 31, 2003 was $.4 million, $.4 million in 2002 and $1.6 million in 2001. Amortization expense is estimated to be $.4 million annually for 2004 and 2005 and $.3 million for 2006, 2007 and 2008.

         During the fourth quarter of 2002, the market valuation of one domestic reporting unit had decreased, such that it was highly probable that the related goodwill would not be recoverable. Therefore, at December 31, 2002, the Company had recorded a goodwill impairment charge of $1.6 million.

         The following table sets forth the carrying value and accumulated amortization of goodwill and intangibles by segment at December 31, 2003. The second table includes the changes of net goodwill by segment for the year ended December 31, 2003. The last table includes a reconciliation of reported net income (loss) after goodwill amortization for the years ending December 31, 2003, 2002 and 2001.

                                                    As of December 31, 2003
                                                 ------------------------------
                                                 Domestic   Foreign      Total
                                                 --------   --------    -------
Amortized intangible assets, including effect
  of foreign currency translation
    Gross carrying amount - patents and
      other intangibles                          $  4,947   $     75   $  5,022
    Accumulated amortization - patents and
      other intangibles                            (1,371)       (27)    (1,398)
                                                 --------   --------    -------
    Total                                           3,576         48      3,624
                                                 --------   --------    -------

Unamortized intangible assets, including
  effect of foreign currency translation
    Gross carrying amount - goodwill                1,152      1,337      2,489
    Accumulated amortization - goodwill              (504)       (56)      (560)
                                                 --------   --------    -------
    Total                                             648      1,281      1,929
                                                 --------   --------    -------

Total amortized and unamortized intangible
  assets                                         $  4,224   $  1,329   $  5,553
                                                 ========   ========   ========

                                     Goodwill
                     -----------------------------------------
                     December 31,  Activity and   December 31,
                        2002         Earnouts         2003
Domestic               $   648       $     -        $   648
Foreign                    953           328          1,281
                       -------       -------        -------
Total                  $ 1,601       $   328        $ 1,929
                       =======       =======        =======

         Reconciliation of reported net income (loss) to adjusted net income
(loss):

                                                    For the year ended December 31,
                                                   ---------------------------------
                                                     2003        2002         2001
                                                   --------     --------    --------
Reported net income (loss)                         $  4,383     $ (1,140)   $  5,176
Add back: Goodwill amortization, after income tax         -            -         694
                                                   --------     --------    --------
Adjusted net income (loss)                         $  4,383     $ (1,140)   $  5,870
                                                   ========     ========    ========

Basic earnings per share:
    Reported net income (loss)                        $0.76       $(0.20)      $0.90
    Goodwill amortization, after income tax               -            -        0.12
                                                   --------     --------    --------
    Adjusted net income (loss)                        $0.76       $(0.20)      $1.02
                                                   ========     ========    ========

Diluted earnings per share:
    Reported net income (loss)                        $0.76       $(0.20)      $0.90
    Goodwill amortization, after income tax               -            -        0.12
                                                   --------     --------    --------
    Adjusted net income (loss)                        $0.76       $(0.20)      $1.02
                                                   ========     ========    ========

NOTE J BUSINESS ABANDONMENT AND REALIGNMENT CHARGES

Business Abandonment Charges

         During the third quarter of 2002, the Company recorded a charge to write-off certain assets and to record severance payments related to closing its data communications operations in Europe. This entailed winding down a manufacturing operation, closing five sales offices, terminating leases and reducing personnel by approximately 130. This action was taken as a result of the continuing decline in the global telecommunication and data communications markets and after failing to reach agreement on an acceptable selling price on product supplied to a significant foreign customer. The Company incurred a pre-tax charge of $4.7 million for these activities in the third quarter of 2002. Approximately $3.3 million of the charge was related to asset write-downs, of which $2.1 million of inventory write-offs were recorded in Cost of products sold and $1.2 million of write-offs related to receivables was included in Costs and expenses on the Statements of Consolidated Operations. The remaining $1.4 million of the charge, included in Cost of products sold and Costs and expenses, primarily relates to cash outlays for employee severance cost, cost of exiting leased facilities and termination of other contractual obligations. Approximately $.9 million of the latter category of expenses was expended as of December 31, 2003, and the remaining cash outlays are anticipated to be completed by March 31, 2004. An analysis of the amount accrued in the Consolidated Balance Sheet at December 31, 2003 is as follows:

                                                                December 31, 2002                    Activity     December 31, 2003
                                                                     Accrual            Cash            and            Accrual
                                                                     Balance          Payments      Adjustments        Balance
                                                                -------------------------------------------------------------------
Write-off of inventories, net of currency translation effect,
       included in Cost of products sold                            $  2,254         $      -        $ (1,344)        $    910

Write-off of receivables, net of currency translation effect,
       included in Costs and expenses                                  1,241                -            (500)             741

Severance and other related expenses
       included in Cost of products sold and cost and expenses           997             (428)           (471)              98

Impaired asset                                                             5                -              (5)               -
                                                                    --------                                          --------
       Pre-tax charge                                               $  4,497                                          $  1,749
                                                                    ========                                          ========

         SFAS No. 52, Foreign Currency Translation, provides for the transfer to earnings of all or part of the relevant portion of the foreign currency component of equity upon "substantially complete liquidation" of an investment in a foreign subsidiary. At December 31, 2002, a significant portion of the Company's European data communications operations noted above had already been liquidated, all manufacturing had ceased, long-lived assets were transferred and the remaining working capital was in the process of being liquidated. Accordingly, the Company recorded a $.5 million currency translation charge to earnings that was previously recorded as the cumulative translation adjustment in shareholders' equity.

Business Realignment Charge

         During the third quarter of 2001, the Company recorded business realignment charges to write-off assets and to record severance payments related to its data communications product line. These charges included abandoning a three-year effort to expand into the market for local area network hubs and media converters and reevaluation of the strategy for penetrating the Asia-Pacific market with its data communication products. The Company incurred a pre-tax charge of $3.1 million for these activities. Approximately $2.7 million of the pre-tax charge was to reduce working capital and long-lived assets. The remaining $.4 million was for cash outlays related to severance, earned vacation, costs of exiting leased office space and other contractual obligations. All cash outlays were completed by December 31, 2001.

NOTE K UNUSUAL CHARGES

         During 2002, the Company changed its split dollar life insurance program on certain key directors by replacing existing policies and increasing coverage by $13 million. These new policies resulted in a cash surrender value
(CSV) lower than cumulative premiums paid on the policies primarily as a result of penalties in the event of an early termination of the policy. As a result, pursuant to Financial Technical Bulletin 85-4, Accounting for Purchases of Life Insurance, the Company recorded a charge of $.8 million in 2002.

NOTE L BUSINESS SEGMENTS

         The Company designs, manufactures and sells hardware employed in the construction and maintenance of telecommunications, energy and other utility networks. Principal products include cable anchoring and control hardware, splice enclosures and devices which are sold primarily to customers in North and South America, Europe and Asia.

         The Company's segments are based on the way management makes operating decisions and assesses performance. The Company's operating segments are domestic and foreign operations. The accounting policies of the operating segments are the same as those described in Note A in the Notes To Consolidated Financial Statements. No individual foreign country accounted for 10% or more of the Company's consolidated net sales or assets for the years presented. It is not practical to present revenues by product line by segments.

         Operating segment results are as follows for the years ended December
31:

                                           2003         2002         2001
                                         ---------    ---------    ---------
Net sales
     Domestic                            $  90,676    $  95,870    $ 113,308
     Foreign                                62,657       73,972       83,057
                                         ---------    ---------    ---------
Total net sales                          $ 153,333    $ 169,842    $ 196,365
                                         =========    =========    =========

Intersegment sales
     Domestic                            $     240    $   2,084    $   4,177
     Foreign                                   818        1,066          597
                                         ---------    ---------    ---------
Total intersegment sales                 $   1,058    $   3,150    $   4,774
                                         =========    =========    =========

Operating income (loss)
     Domestic                            $  (3,887)   $      56    $   1,532
     Foreign                                 9,371         (482)       6,039
                                         ---------    ---------    ---------
                                             5,484         (426)       7,571

Equity in net income of joint ventures       3,710          447          803
Interest income
     Domestic                                   30            -          254
     Foreign                                   391          287          431
                                         ---------    ---------    ---------
                                               421          287          685

Interest expense
     Domestic                                 (136)        (270)        (953)
     Foreign                                  (354)        (417)        (474)
                                         ---------    ---------    ---------
                                              (490)        (687)      (1,427)
Other expense                                 (161)        (200)        (200)
                                         ---------    ---------    ---------
Income (loss) before income taxes        $   8,964    $    (579)   $   7,432
                                         =========    =========    =========

Identifiable assets
     Domestic                            $  77,311    $  74,388    $  85,934
     Foreign                                69,485       62,309       65,280
                                         ---------    ---------    ---------
                                           146,796      136,697      151,214
     Corporate                               2,826        8,087        9,976
                                         ---------    ---------    ---------
Total assets                             $ 149,622    $ 144,784    $ 161,190
                                         =========    =========    =========

Long-lived assets
     Domestic                            $  38,019    $  47,302    $  55,667
     Foreign                                21,538       18,097       20,858
                                         ---------    ---------    ---------
                                         $  59,557    $  65,399    $  76,525
                                         =========    =========    =========
Expenditure for long-lived assets
     Domestic                            $   2,035    $   2,293    $   3,666
     Foreign                                 1,983        2,413        2,530
                                         ---------    ---------    ---------
                                         $   4,018    $   4,706    $   6,196
                                         =========    =========    =========
Depreciation and amortization
     Domestic                            $   6,244    $   6,312    $   7,905
     Foreign                                 2,085        2,706        2,415
                                         ---------    ---------    ---------
                                         $   8,329    $   9,018    $  10,320
                                         =========    =========    =========

         Transfers between geographic areas are generally above cost and consistent with rules and regulations of governing tax authorities. Corporate assets are equity investments in joint ventures.

         The domestic business segment operating loss for the year ended December 31, 2003 includes an expense, recorded in the quarter ended March 31, 2003, for forgiveness of intercompany debt related to the abandoned European data communications operations in the amount of $4.5 million from the foreign business segment, while the foreign business segment includes a similar amount as income related to this transaction. The foreign business segment operating loss for the year ended December 31, 2002 includes an expense, recorded in the quarter ended September 30, 2003, of $4.7 million for business abandonment charges related to the European data communications operations. The domestic business segment operating loss for the year ended December 31, 2001 includes an expense, recorded in the quarter ending September 30, 2001, of $2.6 million for business realignment charges related to the data communications operations. The international business segment operating loss for the year ended December 31, 2001 includes an expense, recorded in the quarter ending September 30, 2001, of $.5 million for business realignment charges related to the data communications operations.

NOTE M QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                            Three months ended
                                                      ------------------------------------------------------------
                                                      March 31      June 30         September 30       December 31
                                                      --------      -------         ------------       -----------
2003
Net sales                                            $ 35,209      $ 39,972           $ 39,473          $ 38,679
Gross profit                                           11,667        11,229             11,657            11,414
Income before income taxes                              1,666         1,097              1,770             4,431
Net income (loss)                                       1,084           833               (510)            2,976
Net income (loss) per share, basic and diluted          $0.19         $0.14             $(0.09)            $0.52

2002
Net sales                                            $ 44,008      $ 44,854           $ 41,587          $ 39,393
Gross profit                                           14,542        13,954             11,533            10,640
Income (loss) before income taxes                       2,903         1,512             (2,445)           (2,549)
Net income (loss)                                       2,001         1,037             (2,099)           (2,079)
Net income (loss) per share, basic and diluted          $0.35         $0.18             $(0.37)           $(0.36)

         Third quarter 2002 includes a business abandonment charge of $3.3 million ($.57 per share). Fourth quarter of 2002 includes a $1.1 million ($.19 per share) asset impairment charge. See Note J in the Notes To Consolidated Financial Statements for further discussion of these business abandonment charges.

NOTE N RELATED PARTY TRANSACTIONS

         The Company is a sponsor of Ruhlman Motorsports. Ruhlman Motorsports is owned by Randall M. Ruhlman, a director of the Company, and by his wife. The Company paid sponsorship fees of $658,000, annually, to Ruhlman Motorsports during 2001, 2002 and 2003, respectively. In addition, in 2001, 2002 and 2003 the Company's Canadian subsidiary, Preformed Line Products (Canada) Ltd., paid $0, $159,000, and $99,000, respectively, to Ruhlman Motorsports in sponsorship fees. This sponsorship provides the Company with a unique venue to entertain the Company's customers and to advertise on the race car, which participates on the Trans-Am racing circuit. The Company believes that its sponsorship contract with Ruhlman Motorsports is as favorable to the Company as a similar contract with a similar independent third-party racing team would be.

NOTE O INVESTMENTS IN FOREIGN JOINT VENTURES

         Investments in joint ventures, where the Company owns at least 20% but less than 50%, are accounted for by the equity method. The Company is currently a minority partner in a joint venture in Japan, holding a 49% ownership interest in Japan PLP Co. Ltd. During the fourth quarter of 2003 the Company sold its 24% ownership interest in its joint venture in Toshin Denko Kabushiki Kaisha. Proceeds of the sale were approximately $7.1 million, and the transaction resulted in a pretax gain of $3.5 million, which includes the reversal of $1.7 million in cumulative translation adjustment related to the equity investment. The entire amount of the proceeds was taxable resulting in a tax of $2.6 million and therefore reduces the gain to $.9 million after tax. Dividends received from joint ventures totaled $1 million in 2003, $1.6 million in 2002 and $.2 million in 2001.

         Summarized financial information for the Company's equity-basis investments in associated companies, combined, was as follows:

                                  Fiscal year ended March 31,
                                   2003      2002      2001
                                 ----------------------------
Income statement information:
Revenues                         $ 36,482  $ 40,088  $ 52,176
Gross profit                        5,040     5,527     7,807
Operating income                    1,615     2,211     3,555
Net income                          1,015     1,119     2,527

Financial position information:
Current assets                   $ 29,593  $ 30,052  $ 32,690
Noncurrent assets                  10,199    10,120    10,200
Current liabilities                 5,479     5,778     7,368
Noncurrent liabilities              4,958     4,157     3,680
Net worth                          29,355    30,237    31,842

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A. CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the Company's disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003. Based on the evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Compliance" in the Company's Proxy Statement, for the Annual Meeting of Shareholders to be held April 26, 2004 (the "Proxy Statement"). Information relative to executive officers of the Company is contained in Part I of this Annual Report of Form 10-K. The Company has adopted a code of conduct. A copy of the code of conduct can be obtained from our Internet site at http://www.preformed.com in our Employment section, and is attached as exhibit 14.1 in this filing.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information set forth under the captions "Independent Public Accountants", "Audit Fees", "Audit-Related Fees", "Tax Fees" and "All Other Fees" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Financial Statements and Schedule

Page                                               Financial Statements
----                                               --------------------
 25     Consolidated Balance Sheets as of December 31, 2002 and 2003
 26     Statements of Consolidated Income as of December 31, 2001, 2002 and 2003
 27     Statements of Consolidated Shareholders' Equity as of December 31, 2001,
        2002 and 2003
 28     Statements of Consolidated Cash Flows as of December 31, 2001, 2002
        and 2003
 29     Notes to Consolidated Financial Statements

Page                             Schedule
----                             --------
49                II - Valuation and Qualifying Accounts

(b) The following reports on form 8-K were filed during the quarter ended December 31, 2003:

         On October 29, 2003 the Company furnished Form 8-K for Results of Operations and Financial Condition.

         On December 19, 2003 the Company filed Form 8-K for Other Events.

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

  4 Description of Specimen Stock Certificate (incorporated by reference to the Company's Registration Statement on Form 10).

  10.1            Agreement between Ruhlman Motor Sports and Preformed Line
                  Products Company dated March 10, 2003 regarding sponsorship of racing car (incorporated by reference to the Company's 10-K filing for the year ended December 31, 2003).

  10.2            Employment Agreement between Kenneth W. Brownell, Jr. and
                  Preformed Line Products Company dated December 3, 1998
                  (incorporated by reference to the Company's Registration
                  Statement on Form 10).

  10.3            Preformed Line Products Company 1999 Employee Stock Option
                  Program (incorporated by reference to the Company's
                  Registration Statement on Form 10).

10.4            Preformed Line Products Company Officers Bonus Plan
                (incorporated by reference to the Company's Registration
                Statement on Form 10).

10.5            Preformed Line Products Company Executive Life Insurance Plan
                - Summary (incorporated by reference to the Company's
                Registration Statement on Form 10).

10.6            Preformed Line Products Company Supplemental Profit Sharing
                Plan (incorporated by reference to the Company's Registration
                Statement on Form 10).

10.7            Revolving Credit Agreement between National City Bank and
                Preformed Line Products Company, dated December 30, 1994
                (incorporated by reference to the Company's Registration
                Statement on Form 10).

10.8            Amendment to the Revolving Credit Agreement between National
                City Bank and Preformed Line Products Company, dated October
                31, 2002 (incorporated by reference to the Company's 10-K filing for the year ended December 31, 2003).

14.1 Preformed Line Products Company Code of Conduct, filed herewith.

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

31.1            Certifications of the Principal Executive Officer, Robert G.
                Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2            Certifications of the Principal Financial Officer, Eric R.
                Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1            Certification of the Principal Executive Officer, Robert G.
                Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2            Certification of the Principal Accounting Officer, Eric R.
                Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PREFORMED LINE PRODUCTS COMPANY

March 26, 2004                   /s/ Robert G. Ruhlman
                                 -----------------------------------------------
                                 Robert G. Ruhlman
                                 President and Chief Executive Officer

March 26, 2004                   /s/ Eric R. Graef
                                 -----------------------------------------------
                                 Eric R. Graef
                                 Vice President Finance and Treasurer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 26, 2004                   /s/ Jon R. Ruhlman
                                 -----------------------------------------------
                                 Jon R. Ruhlman
                                 Chairman

March 26, 2004                   /s/ Frank B. Carr
                                 -----------------------------------------------
                                 Frank B. Carr
                                 Director

March 26, 2004                   /s/ John D. Drinko
                                 -----------------------------------------------
                                 John D. Drinko
                                 Director

March 26, 2004                   /s/ Wilber C. Nordstom
                                 -----------------------------------------------
                                 Wilber C. Nordstrom
                                 Director

March 26, 2004                   /s/ Barbara P. Ruhlman
                                 -----------------------------------------------
                                 Barbara P. Ruhlman
                                 Director

March 26, 2004                   /s/ Randall M. Ruhlman
                                 -----------------------------------------------
                                 Randall M. Ruhlman
                                 Director

March 26, 2004                   /s/ Robert G. Ruhlman
                                 -----------------------------------------------
                                 Robert G. Ruhlman
                                 President and Chief Executive Officer

                         PREFORMED LINE PRODUCTS COMPANY

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               Years ended December 31, 2003, December 31, 2002,
                             and December 31, 2001
                                 (In Thousands)

                                                                 Additions
                                               Balance at        charged to                            Other
                                               beginning          costs and                         additions or      Balance at
For the year ended December 31, 2003:           of period          expenses      Deductions          deductions      end of period
                                              ------------      ------------     ----------         -------------    -------------
Allowance of doubtful accounts                    3,770              616           (1,289)              (634)            2,463
Inventory Reserve                                 4,798              734           (2,444)               (60)            3,028
Product Return Reserve                              160                -             (107)                 -                53
Accrued Product Warranty                            142               79              (17)                (2)              202

                                                                 Additions
                                               Balance at        charged to                            Other
                                               beginning          costs and                         additions or      Balance at
For the year ended December 31, 2002:           of period          expenses      Deductions          deductions      end of period
                                              ------------      ------------     ----------         ------------     -------------
Allowance of doubtful accounts                      813            3,339             (380)                (2)            3,770
Inventory Reserve                                 2,364            3,533             (995)              (104)            4,798
Product Return Reserve                              160                -                -                  -               160
Accrued Product Warranty                            147              142             (147)                 -               142

                                                                 Additions
                                               Balance at        charged to                            Other
                                               beginning          costs and                         additions or      Balance at
For the year ended December 31, 2001:           of period          expenses      Deductions          deductions      end of period
                                              ------------      ------------     ----------         ------------     -------------
Allowance of doubtful accounts                      910              447             (514)               (30)              813
Inventory Reserve                                 2,448            1,114           (1,195)                (3)            2,364
Product Return Reserve                                -              160                -                  -               160
Accrued Product Warranty                            155                -               (8)                 -               147

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

4 Description of Specimen Stock Certificate (incorporated by reference to the Company's Registration Statement on Form 10).

10.1 Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated March 10, 2003 regarding sponsorship of racing car (incorporated by reference to the Company's 10-K filing for the year ended December 31, 2003).

10.2 Employment Agreement between Kenneth W. Brownell, Jr. and Preformed Line Products Company dated December 3, 1998 (incorporated by reference to the Company's Registration Statement on Form 10).

10.3 Preformed Line Products Company 1999 Employee Stock Option Program (incorporated by reference to the Company's Registration Statement on Form 10).

10.4 Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company's Registration Statement on Form 10).

10.5 Preformed Line Products Company Executive Life Insurance Plan - Summary (incorporated by reference to the Company's Registration Statement on Form 10).

10.6 Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company's Registration Statement on Form 10).

10.7 Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company's Registration Statement on Form 10).

10.9 Amendment to the Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company's 10-K filing for the year ended December 31, 2003).

14.1     Preformed Line Products Company Code of Conduct, filed herewith.

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