Form 10-Q
period 2004-03-31
PREFORMED LINE PRODUCTS CO
filed 2004-05-11
CIK 80035

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004     Commission file number 0-31164

                         PREFORMED LINE PRODUCTS COMPANY
             (Exact Name of Registrant as Specified in Its Charter)


             Ohio                                         34-0676895
-------------------------------------      -------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

            660 Beta Drive
        Mayfield Village, Ohio                              44143
---------------------------------------      -----------------------------------
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

The number of common shares outstanding as of May 11, 2004: 5,714,433.

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
PART I.

        Item 1.   Financial Statements.......................................................     3

        Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                    of Operations............................................................    11

        Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................    14

        Item 4.   Controls and Procedures....................................................    15

PART II.

        Item 1.   Legal Proceedings..........................................................    15

        Item 2.   Changes in Securities and Use of Proceeds..................................    15

        Item 3.   Defaults Upon Senior Securities............................................    15

        Item 4.   Submission of Matters to a Vote of Security Holders........................    15

        Item 5.   Other Information..........................................................    15

        Item 6.   Exhibit and Reports on Form 8-K............................................    15

SIGNATURES...................................................................................    19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         PREFORMED LINE PRODUCTS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     March 31,      December 31,
Thousands of dollars, except share data                                2004             2003
                                                                    ----------       ----------
ASSETS
Cash and cash equivalents                                           $   24,603       $   28,209
Accounts receivable, less allowance of $2,551 ($2,463 in 2003)          28,428           24,225
Inventories - net                                                       31,529           31,113
Deferred income taxes                                                    3,308            3,740
Prepaids and other                                                       1,722            1,692
                                                                    ----------       ----------
                TOTAL CURRENT ASSETS                                    89,590           88,979

Property and equipment - net                                            46,964           47,888
Investments in foreign joint venture                                     2,884            2,826
Deferred income taxes                                                      401              434
Goodwill - net                                                           1,922            1,929
Patents and other intangibles - net                                      3,529            3,624
Other                                                                    3,214            3,290
                                                                    ----------       ----------
                TOTAL ASSETS                                        $  148,504       $  148,970
                                                                    ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable to banks                                              $      982       $    1,019
Current portion of long-term debt                                        1,872            1,884
Trade accounts payable                                                  10,454            7,648
Accrued compensation and amounts withheld from employees                 4,444            3,749
Accrued expenses and other liabilities                                   3,912            4,356
Accrued profit-sharing and pension contributions                         4,201            3,850
Dividends payable                                                        1,143            1,163
Income taxes                                                               650            1,650
                                                                    ----------       ----------
                TOTAL CURRENT LIABILITIES                               27,658           25,319

Long-term debt, less current portion                                     2,504            2,515
Deferred income taxes - long-term                                          111               97
Minimum pension liability                                                   --              309

SHAREHOLDERS' EQUITY

Common shares - $2 par value, 15,000,000 shares authorized,
     5,714,433 and 5,814,269 outstanding, net of
     477,404 and 377,404 treasury shares at par                         11,429           11,629
Paid in capital                                                            472              472
Retained earnings                                                      120,861          123,022
Accumulated other comprehensive loss                                   (14,531)         (14,393)
                                                                    ----------       ----------
                TOTAL SHAREHOLDERS' EQUITY                             118,231          120,730
                                                                    ----------       ----------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  148,504       $  148,970
                                                                    ==========       ==========

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)

Thousands of dollars, except per share data                Three month periods
                                                              ended March 31,
                                                        ---------------------------
                                                           2004             2003
                                                        ----------       ----------
Net sales                                               $   39,530       $   35,209
Cost of products sold                                       27,460           23,542
                                                        ----------       ----------
       GROSS PROFIT                                         12,070           11,667

Costs and expenses
    Selling                                                  4,487            3,915
    General and administrative                               4,517            5,071
    Research and engineering                                 1,477            1,373
    Other operating expenses (income) - net                   (128)             116
                                                        ----------       ----------
                                                            10,353           10,475

Royalty income - net                                           426              348
                                                        ----------       ----------

       OPERATING INCOME                                      2,143            1,540

Other income (expense)
    Equity in net income of foreign joint ventures              58              199
    Interest income                                            127               75
    Interest expense                                           (86)            (108)
    Other expense                                              (36)             (40)
                                                        ----------       ----------
                                                                63              126
                                                        ----------       ----------
       INCOME BEFORE INCOME TAXES                            2,206            1,666

Income taxes                                                   842              582
                                                        ----------       ----------
       NET INCOME                                       $    1,364       $    1,084
                                                        ==========       ==========
Net income per share - basic                            $     0.24       $     0.19
                                                        ==========       ==========
Net income per share - diluted                          $     0.23       $     0.19
                                                        ==========       ==========
Cash dividends declared per share                       $     0.20       $     0.20
                                                        ==========       ==========
Average number of shares outstanding - basic                 5,781            5,772
                                                        ==========       ==========
Average number of shares outstanding - diluted               5,841            5,777
                                                        ==========       ==========

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                 THREE MONTH PERIODS
                                                                                    ENDED MARCH 31,
                                                                             ---------------------------
Thousands of dollars                                                            2004             2003
                                                                             ----------       ----------
OPERATING ACTIVITIES
Net income                                                                   $    1,364       $    1,084
Adjustments to reconcile net income to net cash provided by operations:
       Depreciation and amortization                                              2,774            2,244
       Deferred income taxes                                                        479              570
       Cash surrender value of life insurance                                        --              141
       Cumulative translation adjustment                                            (57)             (64)
       Earnings of joint ventures                                                   (58)            (199)
       Changes in operating assets and liabilities:
             Accounts receivable                                                 (4,787)            (601)
             Inventories                                                             23              392
             Trade accounts payable and accrued liabilities                       3,172            1,508
             Income taxes                                                          (951)             146
             Other - net                                                             99             (198)
                                                                             ----------       ----------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES                      2,058            5,023

INVESTING ACTIVITIES
Capital expenditures                                                               (909)          (1,372)
Business acquisitions                                                                --              (34)
Proceeds from the sale of property and equipment                                     35               --
                                                                             ----------       ----------
                   NET CASH USED IN INVESTING ACTIVITIES                           (874)          (1,406)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks                                       (36)            (250)
Proceeds from the issuance of debt                                                    2            3,616
Payments of long-term debt                                                           --           (4,224)
Dividends paid                                                                   (1,163)          (1,155)
Purchase of common shares                                                        (2,582)              --
                                                                             ----------       ----------
                   NET CASH USED IN FINANCING ACTIVITIES                         (3,779)          (2,013)

Effects of exchange rate changes on cash and cash equivalents                    (1,011)              92
                                                                             ----------       ----------
Increase (decrease) in cash and cash equivalents                                 (3,606)           1,696

Cash and cash equivalents at beginning of year                                   28,209           11,629
                                                                             ----------       ----------
                   CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   24,603       $   13,325
                                                                             ==========       ==========

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Tables in thousands, except per share data

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three-month period ended March 31, 2004 is not necessarily indicative of the results to be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company's Form 10-K for 2003 filed with the Securities and Exchange Commission.

The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

Certain amounts in the prior year's financial statements have been reclassified to conform to the presentation of 2004.

NOTE B - SUPPLEMENTAL INFORMATION

INVENTORIES

                        March 31,     December 31,
                          2004            2003
                       ----------      ----------
Finished products      $   12,268      $   12,330
Work-in-process             1,836           1,414
Raw materials              17,425          17,369
                       ----------      ----------
                       $   31,529      $   31,113
                       ==========      ==========

COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                      Three month periods
                                                        ended March 31,
                                                  ---------------------------
                                                     2004             2003
                                                  ----------       ----------
Net income                                        $    1,364       $    1,084
Other comprehensive income (loss):
     Foreign currency translation adjustment            (138)           1,114
                                                  ----------       ----------
Total comprehensive income                        $    1,226       $    2,198
                                                  ==========       ==========

GUARANTEES

Product warranty balance at December 31, 2003      $      202
Deductions                                                (11)
                                                   ----------
Product warranty balance at March 31, 2004         $      191
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

NOTE C - STOCK OPTIONS

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

                                                       Three month periods
                                                          ended March 31,
                                                    --------------------------
                                                       2004            2003
                                                    ----------      ----------
Net income, as reported                             $    1,364      $    1,084
Deduct:
     Total stock-based employee compensation
     expense determined under fair value based
     method for all awards                                  15              68
                                                    ----------      ----------

Pro forma net income                                $    1,349      $    1,016
                                                    ==========      ==========

Earnings per share:
     Basic - as reported                            $     0.24      $     0.19
                                                    ==========      ==========
     Basic - pro forma                              $     0.23      $     0.18
                                                    ==========      ==========

     Diluted - as reported                          $     0.23      $     0.19
                                                    ==========      ==========
     Diluted - pro forma                            $     0.23      $     0.18
                                                    ==========      ==========

NOTE D - PENSION PLANS

Net periodic benefit cost for the Company's domestic plan included the following components:

                                        Three month periods
                                          ended March 31,
                                    ---------------------------
                                       2004             2003
                                    ----------       ----------
Service cost                        $      136       $      136
Interest cost                              170              159
Expected return on plan assets            (153)            (115)
Recognized net actuarial loss               20               28
                                    ----------       ----------
Net periodic benefit cost           $      173       $      208
                                    ==========       ==========

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1 million to its pension plan in 2004. The first quarterly contribution was made on April 14, 2004 in the amount of $.3 million. Although the Company presently anticipates contributing $1 million to fund its pension plan in 2004, this amount may decrease because of the Pension Funding Equity Act of 2004, signed into law in April 2004.

NOTE E - COMPUTATION OF EARNINGS PER SHARE

                                                                      Three month periods
                                                                        ended March 31,
                                                                   --------------------------
                                                                      2004            2003
                                                                   ----------      ----------
Numerator
     Net income                                                    $    1,364      $    1,084
                                                                   ==========      ==========
Denominator
     Determination of shares
          Weighted average common shares outstanding                    5,781           5,772
          Dilutive effect - employee stock options                         60               5
                                                                   ----------      ----------
          Diluted weighted average common shares outstanding            5,841           5,777
                                                                   ==========      ==========
Earnings per common share
     Basic                                                         $     0.24      $     0.19
                                                                   ==========      ==========
     Diluted                                                       $     0.23      $     0.19
                                                                   ==========      ==========

NOTE F - GOODWILL AND OTHER INTANGIBLES

The Company performed its annual impairment test for goodwill pursuant to SFAS No. 142, Goodwill and Intangible Assets, as of January 2004 and had determined that no adjustment to the carrying value of goodwill was required. The Company's only intangible asset with an indefinite life is goodwill. The aggregate amortization expense for other intangibles with finite lives for each of the three-month periods ended March 31, 2004 and 2003 was $.1 million. Amortization expense is estimated to be $.4 million annually for 2004 and 2005 and $.3 million for 2006, 2007 and 2008. The following table sets forth the carrying value and accumulated amortization of intangibles by segment at March 31, 2004:

                                                                                               As of March 31, 2004
                                                                                   --------------------------------------------
                                                                                    Domestic          Foreign           Total
                                                                                   ----------       ----------       ----------
Amortized intangible assets, including effect of foreign currency translation
    Gross carrying amount - patents and other intangibles                          $    4,947       $       75       $    5,022
    Accumulated amortization - patents and other intangibles                           (1,464)             (29)          (1,493)
                                                                                   ----------       ----------       ----------
    Total                                                                          $    3,483       $       46       $    3,529
                                                                                   ==========       ==========       ==========

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2004, by segment, is as follows:

              December 31,        Currency           March 31,
                  2003           Translation           2004
              ------------      ------------       ------------
Domestic      $        648      $         --       $        648
Foreign              1,281                (7)             1,274
              ------------      ------------       ------------
Total         $      1,929      $         (7)      $      1,922
              ============      ============       ============

NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

During January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, Consolidated Financial Statements (FIN 46). FIN 46 clarifies the accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB released a revised version of FIN 46 (FIN 46R). The revision slightly modified the variable interest model contained in FIN 46. However, FIN 46R adopted certain scope exceptions and clarified definitions and calculations underlying the model. FIN 46R required the application of either FIN 46 or FIN 46R for Special Purpose Entities ("SPE") in the annual reporting period ending after December 15, 2003. The application of FIN 46R for non-SPEs was deferred until the quarter ending March 31, 2004. The Company has adopted the applicable disclosure provisions of FIN 46 and FIN 46R in the financial statements.

The Company has invested in qualified affordable housing projects as a limited partner. The Company receives affordable housing federal and state tax credits for these limited partnership investments. The Company's maximum potential exposure to these partnerships is $.4 million, consisting of the limited partnership investments plus unfunded commitments. The Company has determined its investment should not be consolidated in accordance with FIN 46R.

The Company has an equity investment in a Japanese joint venture. The Company has determined that the investment should not be consolidated in accordance with FIN 46R. The maximum exposure of the Company's investment is $2.9 million as of March 31, 2004, which is equal to its recorded investment.

NOTE H - BUSINESS SEGMENTS

                                                Three month periods
                                                  ended March 31,
                                            ---------------------------
                                               2004             2003
                                            ----------       ----------
Net sales
     Domestic                               $   23,389       $   21,293
     Foreign                                    16,141           13,916
                                            ----------       ----------
Total net sales                             $   39,530       $   35,209
                                            ==========       ==========

Intersegment sales
     Domestic                               $      152       $       21
     Foreign                                       378               32
                                            ----------       ----------
Total intersegment sales                    $      530       $       53
                                            ==========       ==========

Operating income
     Domestic                               $    1,181       $   (3,797)
     Foreign                                       962            5,337
                                            ----------       ----------
                                                 2,143            1,540

Equity in net income of joint ventures              58              199

Interest income
     Domestic                                       26               --
     Foreign                                       101               75
                                            ----------       ----------
                                                   127               75

Interest expense
     Domestic                                      (10)             (30)
     Foreign                                       (76)             (78)
                                            ----------       ----------
                                                   (86)            (108)

Other expense                                      (36)             (40)
                                            ----------       ----------
Income before income taxes                  $    2,206       $    1,666
                                            ==========       ==========

                                              March 31,     December 31,
                                                2004            2003
                                             ----------      ----------
Identifiable assets
     Domestic                                $   75,742      $   77,007
     Foreign                                     69,878          69,137
                                             ----------      ----------
                                                145,620         146,144
     Corporate                                    2,884           2,826
                                             ----------      ----------
Total assets                                 $  148,504      $  148,970
                                             ==========      ==========

The domestic business segment operating loss for the quarter ended March 31, 2003 includes an expense for forgiveness of intercompany receivables related to the abandoned European data communications operations in the amount of $4.5 million from the foreign business segment, while the foreign business segment includes a similar amount as income related to this transaction.

NOTE I - INCOME TAXES

In accordance with the applicable tax laws in China, the Company is entitled to a preferential tax rate of a 50% reduction for the three years beginning in 2003. There was no favorable aggregate tax as there was a pretax loss for the three-month period ended March 2004. The favorable aggregate tax was $33,000, or $.01 per share, for the three-month period ended March 31, 2003.

NOTE J - BUSINESS ABANDONMENT CHARGES

During the third quarter of 2002, the Company recorded a charge to write-off certain assets and to record severance payments related to closing its data communications operations in Europe. This entailed winding down a manufacturing operation, closing five sales offices, terminating leases and reducing personnel by approximately 130. This action was taken as a result of the continuing decline in the global telecommunication and data communication markets and after failing to reach agreement on an acceptable selling price on product supplied to a significant foreign customer. The Company incurred a pre-tax charge of $4.7 million for these activities in the third quarter of 2002. Approximately $3.3 million of the charge was related to asset write-downs, of which $2.1 million of inventory write-offs were recorded in Cost of products sold and $1.2 million of write-offs related to receivables was included in Costs and expenses on the Statements of Consolidated Operations. The remaining $1.4 million of the charge, included in Cost of products sold and Costs and expenses, primarily relates to cash outlays for employee severance cost, cost of exiting leased facilities and termination of other contractual obligations. The cash outlays of the later category are substantially complete as of March 31, 2004. An analysis of the amount accrued in the Consolidated Balance Sheet at March 31, 2004 is as follows:

                                                                   December 31,                                        March 31,
                                                                       2003                           Activity           2004
                                                                      Accrual          Cash             and            Accrual
                                                                      Balance        Payments        Adjustments       Balance
                                                                      -------        --------        -----------       -------
Write-off of inventories, net of currency translation effect,
       included in Cost of products sold                            $      910      $       --       $     (893)      $       17

Write-off of receivables, net of currency translation effect,
       included in Costs and expenses                                      741              --               23              764

Severance and other related expenses
       included in Cost of products sold and cost and expenses              98             (22)              (3)              73
                                                                    ----------                                        ----------

                                                                    $    1,749                                        $      854
                                                                    ==========                                        ==========

NOTE K - SUBSEQUENT EVENT

On April 2, 2004, the Company acquired the assets of Union Electric Manufacturing Co. LTD, (UEM) located in Bangkok, Thailand for $.5 million. The company manufactures and supplies power fittings to the power industry. The results of operations of this acquisition will be included in the Company's results of operations from the acquisition date beginning in the second quarter ending June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

The Company's net sales increased 12% and gross profit increased 3% in the first quarter of 2004 compared to the same period in 2003. Net sales increased primarily from volume increases in the domestic market coupled with the favorable impact of the conversion of local currencies to U.S. dollars as a result of the continued weakening of the U.S. dollar compared to most foreign currencies. The increase in gross profit combined with relatively flat costs and expenses resulted in an increase in net income of 26%, or five cents a basic share, when compared to the same period in 2003.

On April 2, 2004, the Company acquired the assets of Union Electric Manufacturing Co. LTD, (UEM) located in

Bangkok, Thailand for $.5 million. UEM manufactures and supplies power fittings to the power industry. The Company does not anticipate this acquisition to have an immediate significant impact on its financial statements.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

For the three months ended March 31, 2004 consolidated net sales were $39.5 million, an increase of $4.3 million, or 12%, from the same period in 2003. Domestic net sales increased $2.1 million, or 10%, and foreign sales increased $2.2 million, or 16%. The increase in domestic net sales was due to volume increases in the telecommunications and energy markets. The Company believes the domestic telecommunications and energy markets have stabilized and believes that the recent upward trend in increased domestic sales activity will continue for the remainder of 2004 but not necessarily as high as a double digit percentage increase. Foreign net sales were favorably impacted by $2.5 million when converted to U.S. dollars as a result of the weaker U.S. dollar compared to most foreign currencies when compared to the first quarter 2003 conversion rates. Excluding the effect of currency conversion, foreign sales remained relatively unchanged when compared to the same period in 2003 as stronger sales in the America and European markets were offset by lower sales in the Asia Pacific market. Although the Company expects most of its foreign markets to strengthen in the near term, severe price competition within China is expected to substantially offset these sales gains.

Gross profit of $12.1 million for the three months ended March 31, 2004 was an increase of $.4 million, or 3%, compared to the prior year. The increase in gross profit is primarily a result of higher net sales partially offset by higher domestic manufacturing overhead costs included in cost of sales. Domestic gross profit decreased $.4 million compared to the first quarter 2003 primarily as a result of higher domestic manufacturing overhead costs included in costs of sales compared to the same period in 2003 partially offset by increased net sales. Foreign gross profit increased $.8 million primarily due to the favorable impact of converting foreign currencies to U.S. dollars.

During the quarter ended March 31, 2003 the domestic operations forgave foreign intercompany debt of $4.5 million related to the abandoned European data communications operations. This amount was included as expense for the domestic operations and as income for the foreign operations. Consolidated costs and expenses of $10.4 million for the three months ended March 31, 2004 decreased $.1 million, or 1%, compared to the previous year, excluding intercompany debt forgiveness, as summarized in the following table:

                                                              Three month periods ended March 31,
                                                 -------------------------------------------------------------
thousands of dollars                                                                                    %
                                                                                    Increase         Increase
                                                    2004             2003          (decrease)       (decrease)
                                                 ----------       ----------       ----------       ----------
Cost and expenses
Domestic:
      Selling                                    $    2,975       $    2,676       $      299               11%
      General and administrative                      2,641            3,300             (659)             (20)
      Research and engineering                        1,030            1,025                5                0
      Other operating (income) expense-net              (79)             223             (302)            (135)
                                                 ----------       ----------       ----------       ----------
                                                      6,567            7,224             (657)              (9)
                                                 ----------       ----------       ----------       ----------

Foreign:
      Selling                                         1,512            1,239              273               22
      General and administrative                      1,876            1,771              105                6
      Research and engineering                          447              348               99               28
      Other operating income-net                        (49)            (107)              58              (54)
                                                 ----------       ----------       ----------       ----------
                                                      3,786            3,251              535               16
                                                 ----------       ----------       ----------       ----------

Total                                            $   10,353       $   10,475       $     (122)              (1)%
                                                 ==========       ==========       ==========       ==========

Domestic costs and expenses of $6.6 million for the three-month period ended March 31, 2004 decreased $.7 million, or 9%, compared to the same period in 2003. Selling expenses of $3 million increased $.3 million as a result of a $.2 million increase in commission expense on increased net sales and a $.1 million increase in advertising and sales promotion expense. General and administrative expenses decreased $.7 million primarily due to a $.2 million reduction in bad debt expense, a $.2 million reduction in professional fees and a $.3 million reduction in employee severance and wage related expenses. Research and engineering expenses remained relatively unchanged from 2003. Other operating income increased $.3 million due to a $.2 million decrease in the costs related to officers' life insurance and a $.1 million decrease in amortization.

Foreign cost and expenses of $3.8 million for the three months ended March 31, 2004 increased $.5 million, or 16%, compared to the same period in 2003. The weaker dollar unfavorably impacted costs and expenses by $.5 million when foreign costs in local currency were translated to U.S. dollars. Foreign selling expense net of currency translation increased $.1 million due to an increase in employment. General and administrative expense net of currency translation decreased $.2 million due to the reduction in administrative expenses incurred in 2003 related to the abandonment of the European data communication operations. Research and engineering expenses remained relatively unchanged from the same period in 2003. Other operating income net of currency translation decreased $.1 million primarily due to the increase in foreign currency transaction expense.

Royalty income for the quarter ended March 31, 2004 of $.4 million increased $.1 million, or 18%, compared to 2003 as a result of higher sales by licensees.

Operating income of $2.1 million for the quarter ended March 31, 2004 increased $.6 million, or 39%, compared to $1.5 million in the previous year. This increase was a result of the $.4 million increase in gross profit, the $.1 million decrease in costs and expenses and the $.1 million increase in royalty income. Domestic operating income increased $5 million, compared to the same period in 2003, primarily as a result of the forgiveness of intercompany debt of $4.5 million in 2003, the $.7 million decrease in costs and expenses, the increase of $.1 million in royalty income partially offset by the $.4 million decrease in gross profit. Foreign operating income of $1 million decreased $4.4 million, compared to the same period in 2003, primarily due to the $4.5 million forgiveness of intercompany debt in 2003, the increase in cost and expenses of $.5 million partially offset by the increase in gross profit of $.8 million.

Other income of $.1 million for the three months ended March 31, 2004 remained relatively unchanged from the same period in 2003 as the increase in interest income offset the decrease in equity earnings from foreign joint ventures.

Income taxes for the three months ended March 31, 2004 of $.8 million increased $.3 million, or 45%, compared to the same period in 2003. The effective tax rate in 2004 was 38.2% compared to 34.9% in 2003 as a result of tax refunds received in the first quarter 2003. In accordance with the applicable tax laws in China, the Company is entitled to a preferential tax rate of a 50% reduction for the three years beginning in 2003. There was no favorable aggregate tax as there was a pretax loss for the three-month period ended March 2004. The favorable aggregate tax was $33,000, or $.01 per share, for the three-month period ended March 31, 2003.

As a result of the preceeding, net income for the three month period ended March 31, 2004 was $1.4 million which represents an increase of $.3 million, or 26%, compared to 2003.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.1 million for the first three months of 2004, a decrease of $3 million when compared to the same period in 2003. An increase in working capital of $3.7 million was partially offset by a $.3 million increase in net income and an increase in non-cash expenses of $.4 million in 2004, when compared to 2003.

Net cash used in investing activities of $.9 million represents a decrease of $.5 million when compared to 2003. This decrease is primarily a result of lower capital expenditures in 2004 compared to 2003. The Company is continually analyzing potential acquisition candidates and business alternatives but has no commitments that would materially impact the operations of the business. On April 2, 2004, the Company acquired the assets of Union Electric Manufacturing Co. LTD, located in Bangkok, Thailand for $.5 million. This acquisition will be reflected in the second quarter 2004 results of operations; however, the impact is not expected to be significant.

Cash used in financing activities was $3.8 million compared to $2 million in the previous year. This was primarily a result of the repurchase of 100,000 common shares in 2004.

The Company's current ratio was 3.2 to 1 at March 31, 2004 compared to 3.5 to 1 at December 31, 2003. Working capital of $61.9 million remains consistent with December 31, 2003 of $63.6 million. At March 31, 2004, the Company's unused balance under its credit facility was $20 million and its bank debt to equity percentage was 5%. The Company believes its future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, the Company believes its existing cash position, together with its untapped borrowing capacity, provides substantial additional financial resources. If the Company were to incur significant indebtedness it expects to be able to continue to meet liquidity needs under the credit facilities. The Company does not believe any such increased debt would have a material impact upon results of operations or financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

During January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, Consolidated Financial Statements (FIN 46). FIN 46 clarifies the accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB released a revised version of FIN 46 (FIN 46R). The revision slightly modified the variable interest model contained in FIN 46. However, FIN 46R adopted certain scope exceptions and clarified definitions and calculations underlying the model. FIN 46R required the application of either FIN 46 or FIN 46R for Special Purpose Entities ("SPE") in the annual reporting period ending after December 15, 2003. The application of FIN 46R for non-SPEs was deferred until the quarter ending March 31, 2004. The Company has adopted the applicable disclosure provisions of FIN 46 and FIN 46R in the financial statements.

The Company has invested in qualified affordable housing projects as a limited partner. The Company receives affordable housing federal and state tax credits for these limited partnership investments. The Company's maximum potential exposure to these partnerships is $.4 million, consisting of the limited partnership investments plus unfunded commitments. The Company has determined its investment should not be consolidated in accordance with FIN 46R.

The Company has an equity investment in a Japanese joint venture. The Company has determined that the investment should not be consolidated in accordance with FIN 46R. The maximum exposure of the Company's investment is $2.9 million as of March 31, 2004, which is equal to its recorded investment.

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

The Company has foreign currency forward exchange contracts outstanding at March 31, 2004 whose fair values and carrying values are approximately $1.8 million and mature in less than one year. A 10% change in the foreign currency rates would have resulted in a favorable/unfavorable impact on foreign currency translation expense of less than $.2 million for the three-month period ended March 31, 2004. The Company does not hold derivatives for trading purposes.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities, which consisted of borrowings of $5.4 million at March 31, 2004. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.1 million for the three-month period ended March 31, 2004.

The Company's primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $2 million and on income before tax of less than $.1 million.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the Company's disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004. Based on the evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The information required by Item 703 of Regulation S-K related to the purchase of shares of the issuer's equity securities is included in the following table:

                     COMPANY PURCHASES OF EQUITY SECURITIES

                                                          Total Number of Shares            Maximum Number of
                 Total Number                              Purchased as Part of          Shares that may yet be
                   of Shares         Average Price          Publicly Announced             Purchased under the
Period             Purchased        Paid per Share           Plans or Programs              Plans or Programs
------             ---------        --------------           -----------------              -----------------
March 2004         100,000              $25.82                   100,000                             -

On December 19, 2003, the Company announced the Board of Directors authorized a plan to repurchase up to 100,000 of shares of Preformed Line Products common shares.

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

      31.2 Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

      32.1 Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

      32.2 Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

(b)   Reports on Form 8-K

      On February 25, 2004, the Company filed a Current Report Form 8-K for a press release announcing fourth quarter of 2004 earnings.

                           FORWARD LOOKING STATEMENTS

Cautionary Statement for "Safe Harbor" Purposes Under The Private Securities Litigation Reform Act of 1995

This Form 10-Q and other documents we file with the Securities and Exchange Commission contain forward-looking statements regarding the Company's and management's beliefs and expectations. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance (as opposed to historical items) and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the Company's control. Such uncertainties and factors could cause the Company's actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

The following factors, among others, could affect the Company's future performance and cause the Company's actual results to differ materially from those expressed or implied by forward-looking statements made in this report:

      - The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States, Japan and Western Europe;

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

      - The Company's successful wind-down of the European data communications operations including the successful collection of accounts receivable; and

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

May 11, 2004                          /s/ Robert G. Ruhlman
                                      ---------------------
                                          Robert G. Ruhlman
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

May 11, 2004                          /s/ Eric R. Graef
                                      -----------------
                                          Eric R. Graef
                                          Vice President - Finance and Treasurer
                                          (Principal Accounting Officer)

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