Form 10-Q
period 2004-06-30
PREFORMED LINE PRODUCTS CO
filed 2004-08-13
CIK 80035

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2004    Commission file number 0-31164

                         PREFORMED LINE PRODUCTS COMPANY
             (Exact Name of Registrant as Specified in Its Charter)


                 Ohio                                   34-0676895
---------------------------------------  ---------------------------------------
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)

            660 Beta Drive
        Mayfield Village, Ohio                            44143
---------------------------------------  ---------------------------------------
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
Yes   X   No
    -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes       No   X
    -----    -----

The number of common shares outstanding as of August 13, 2004: 5,716,933.

                                TABLE OF CONTENTS
                                -----------------


                                                                                                                  PAGE
                                                                                                                  ----
PART I.
              Item 1.     Financial Statements                                                                      3

              Item 2.     Management's Discussion and Analysis of Financial Condition and Results
                            of Operations                                                                          11

              Item 3.     Quantitative and Qualitative Disclosures About Market Risk                               16

              Item 4.     Controls and Procedures                                                                  16

PART II.
              Item 1.     Legal Proceedings                                                                        16

              Item 2.     Changes in Securities and Use of Proceeds                                                17

              Item 3.     Defaults Upon Senior Securities                                                          17

              Item 4.     Submission of Matters to a Vote of Security Holders                                      17

              Item 5.     Other Information                                                                        17

              Item 6.     Exhibit and Reports on Form 8-K                                                          17

SIGNATURES                                                                                                         21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         PREFORMED LINE PRODUCTS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     June 30,       December 31,
Thousands of dollars, except share data                                2004             2003
                                                                    -----------     -----------

ASSETS
Cash and cash equivalents                                           $    23,493     $    28,209
Accounts receivable, less allowance of $2,373 ($2,463 in 2003)           30,819          24,225
Inventories - net                                                        30,763          31,113
Deferred income taxes                                                     3,086           3,740
Prepaids and other                                                        2,874           1,692
                                                                    -----------     -----------
              TOTAL CURRENT ASSETS                                       91,035          88,979

Property and equipment - net                                             45,679          47,888
Investments in foreign joint venture                                      3,387           2,826
Deferred income taxes                                                       335             434
Goodwill - net                                                            2,029           1,929
Patents and other intangibles - net                                       3,434           3,624
Other                                                                     2,439           3,290
                                                                    -----------     -----------

              TOTAL ASSETS                                          $   148,338     $   148,970
                                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to banks                                              $     1,017     $     1,019
Current portion of long-term debt                                         1,628           1,884
Trade accounts payable                                                   10,568           7,648
Accrued compensation and amounts withheld from employees                  4,646           3,749
Accrued expenses and other liabilities                                    4,032           4,356
Accrued profit-sharing and pension contributions                          2,994           3,850
Dividends payable                                                         1,143           1,163
Income taxes                                                              1,248           1,650
                                                                    -----------     -----------
              TOTAL CURRENT LIABILITIES                                  27,276          25,319

Long-term debt, less current portion                                      2,087           2,515
Deferred income taxes - long-term                                           130              97
Minimum pension liability                                                  --               309

SHAREHOLDERS' EQUITY
Common shares - $2 par value, 15,000,000 shares authorized,
     5,716,933 and 5,814,269 outstanding, net of
     477,404 and 377,404 treasury shares at par                          11,434          11,629
Paid in capital                                                             503             472
Retained earnings                                                       122,089         123,022
Accumulated other comprehensive loss                                    (15,181)        (14,393)
                                                                    -----------     -----------
              TOTAL SHAREHOLDERS' EQUITY                                118,845         120,730
                                                                    -----------     -----------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $   148,338     $   148,970
                                                                    ===========     ===========

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)

Thousands of dollars, except per share data                Three month periods ended June 30,      Six month periods ended June 30,
                                                           ----------------------------------      --------------------------------
                                                               2004                  2003              2004                 2003
                                                           ------------          ------------      ------------          ----------

Net sales                                                    $   45,884          $   39,972          $   85,414          $   75,181
Cost of products sold                                            30,785              28,743              58,245              52,285
                                                             ----------          ----------          ----------          ----------
      GROSS PROFIT                                               15,099              11,229              27,169              22,896

Costs and expenses
    Selling                                                       4,550               4,415               9,037               8,330
    General and administrative                                    5,272               5,193               9,789              10,264
    Research and engineering                                      1,457               1,288               2,934               2,661
    Other operating expenses (income) - net                         256                (447)                128                (331)
                                                             ----------          ----------          ----------          ----------
                                                                 11,535              10,449              21,888              20,924

Royalty income - net                                                321                 364                 747                 712
                                                             ----------          ----------          ----------          ----------

      OPERATING INCOME                                            3,885               1,144               6,028               2,684

Other income (expense)
    Equity in net income (loss) of foreign joint ventures           (37)                 17                  21                 216
    Interest income                                                 116                 107                 243                 182
    Interest expense                                               (117)               (130)               (203)               (238)
    Other expense                                                   (37)                (41)                (73)                (81)
                                                             ----------          ----------          ----------          ----------
                                                                    (75)                (47)                (12)                 79
                                                             ----------          ----------          ----------          ----------

      INCOME BEFORE INCOME TAXES                                  3,810               1,097               6,016               2,763

Income taxes                                                      1,439                 264               2,281                 846
                                                             ----------          ----------          ----------          ----------

      NET INCOME                                             $    2,371          $      833          $    3,735          $    1,917
                                                             ==========          ==========          ==========          ==========

Net income per share - basic                                 $     0.41          $     0.14          $     0.65          $     0.33
                                                             ==========          ==========          ==========          ==========

Net income per share - diluted                               $     0.41          $     0.14          $     0.64          $     0.33
                                                             ==========          ==========          ==========          ==========

Cash dividends declared per share                            $     0.20          $     0.20          $     0.40          $     0.40
                                                             ==========          ==========          ==========          ==========

Average number of shares outstanding - basic                      5,715               5,781               5,748               5,777
                                                             ==========          ==========          ==========          ==========

Average number of shares outstanding - diluted                    5,764               5,781               5,802               5,778
                                                             ==========          ==========          ==========          ==========

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                             SIX MONTH PERIODS ENDED JUNE 30,
                                                                             --------------------------------
Thousands of dollars                                                            2004                 2003
                                                                             ----------           ----------

OPERATING ACTIVITIES
Net income                                                                   $    3,735           $    1,917
Adjustments to reconcile net income to net cash provided by operations:
      Depreciation and amortization                                               3,579                4,251
      Deferred income taxes                                                         786                  543
      Cash surrender value of life insurance                                        274                 (143)
      Cumulative translation adjustment                                             (40)                  (9)
      Earnings of joint ventures                                                    (21)                (216)
      Changes in operating assets and liabilities:
           Accounts receivable                                                   (7,744)                (901)
           Inventories                                                              330                1,971
           Trade accounts payables and accrued liabilities                        2,768                1,530
           Income taxes                                                            (414)               1,168
           Other - net                                                             (378)                (450)
                                                                             ----------           ----------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                         2,875                9,661

INVESTING ACTIVITIES
Capital expenditures                                                             (1,777)              (2,211)
Business acquisitions                                                              (514)                (447)
Proceeds from the sale of property and equipment                                     39                   45
                                                                             ----------           ----------
                NET CASH USED IN INVESTING ACTIVITIES                            (2,252)              (2,613)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks                                       --                  (234)
Proceeds from the issuance of debt                                                    6                8,007
Payments of long-term debt                                                         (385)             (10,979)
Dividends paid                                                                   (2,307)              (2,311)
Issuance (purchase) of common shares                                             (2,546)                 169
                                                                             ----------           ----------
                NET CASH USED IN FINANCING ACTIVITIES                            (5,232)              (5,348)

Effects of exchange rate changes on cash and cash equivalents                      (107)                 673
                                                                             ----------           ----------

Increase (decrease) in cash and cash equivalents                                 (4,716)               2,373

Cash and cash equivalents at beginning of year                                   28,209               11,629
                                                                             ----------           ----------

                CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   23,493           $   14,002
                                                                             ==========           ==========

See notes to consolidated financial statements.

                         PREFORMED LINE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Tables in thousands, except per share data

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company's Form 10-K for 2003 filed with the Securities and Exchange Commission.

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

NOTE B - SUPPLEMENTAL INFORMATION

INVENTORIES

                        June 30,     December 31,
                          2004           2003
                       ----------     ----------

Finished goods         $   11,423     $   12,330
Work-in-process             1,697          1,414
Raw material               17,643         17,369
                       ----------     ----------
                       $   30,763     $   31,113
                       ==========     ==========


COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                         Three month periods ended June 30,             Six month periods ended June 30,
                                         ----------------------------------           ------------------------------------
                                            2004                     2003                2004                       2003
                                         ---------                ---------           ---------                  ---------

Net income                               $   2,371                $     833           $   3,735                  $   1,917
Other comprehensive income (loss):
     Foreign currency adjustment              (650)                   3,234                (788)                     4,348
                                         ---------                ---------           ---------                  ---------
Comprehensive income                     $   1,721                $   4,067           $   2,947                  $   6,265
                                         =========                =========           =========                  =========

GUARANTEES



Product warranty balance at December 31, 2003       $   202
Deductions                                               (9)
                                                    -------
Product warranty balance at June 30, 2004           $   193
                                                    =======



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

                                                   Three month periods ended June 30,      Six month periods ended June 30,
                                                 -------------------------------------    -----------------------------------
                                                       2004                2003                2004                2003
                                                 -----------------    ----------------    ----------------    ---------------

Net income, as reported                              $   2,371            $     833           $   3,735            $   1,917
Deduct:
    Total stock-based employee compensation
    expense determined under fair value based
    method for all awards                                    9                   32                  24                  101
                                                     ---------            ---------           ---------            ---------

Pro forma net income                                 $   2,362            $     801           $   3,711            $   1,816
                                                     =========            =========           =========            =========

Earnings per share:
    Basic - as reported                              $    0.41            $    0.14           $    0.65            $    0.33
                                                     =========            =========           =========            =========
    Basic - pro forma                                $    0.41            $    0.14           $    0.65            $    0.31
                                                     =========            =========           =========            =========

    Diluted - as reported                            $    0.41            $    0.14           $    0.64            $    0.33
                                                     =========            =========           =========            =========
    Diluted - pro forma                              $    0.41            $    0.14           $    0.64            $    0.30
                                                     =========            =========           =========            =========

NOTE D - PENSION PLANS

Net periodic benefit cost for the Company's domestic plan included the following components:

                                       Three month periods ended June 30,             Six month periods ended June 30,
                                       ----------------------------------             --------------------------------
                                          2004                     2003                 2004                    2003
                                       ----------               ---------             ---------               --------

Service cost                             $    144               $     98               $    280               $    234
Interest cost                                 181                    147                    351                    306
Expected return on plan assets               (154)                  (115)                  (307)                  (230)
Recognized net actuarial loss                  33                     18                     53                     46
                                         --------               --------               --------               --------
Net periodic benefit cost                $    204               $    148               $    377               $    356
                                         ========               ========               ========               ========


As of June 30, 2004, $.4 million of contributions have been made. The Company presently anticipates contributing an additional $.5 million to fund its pension plan in 2004 for a total of $.9 million.

NOTE E - COMPUTATION OF EARNINGS PER SHARE

                                                               Three month periods ended June 30,   Six month periods ended June 30,
                                                               ----------------------------------   --------------------------------
                                                                    2004              2003              2004              2003
                                                                  ---------         ---------         ---------         ---------

Numerator
     Net income                                                   $   2,371         $     833         $   3,735         $   1,917
                                                                  =========         =========         =========         =========
Denominator
     Determination of shares
          Weighted average common shares outstanding                  5,715             5,781             5,748             5,777
          Dilutive effect - employee stock options                       49               --                 54                 1
                                                                  ---------         ---------         ---------         ---------
          Diluted weighted average common shares outstanding          5,764             5,781             5,802             5,778
                                                                  =========         =========         =========         =========
Earnings per common share
     Basic                                                        $    0.41         $    0.14         $    0.65         $    0.33
                                                                  =========         =========         =========         =========
     Diluted                                                      $    0.41         $    0.14         $    0.64         $    0.33
                                                                  =========         =========         =========         =========

NOTE F - GOODWILL AND OTHER INTANGIBLES

The Company performed its annual impairment test for goodwill pursuant to SFAS No. 142, Goodwill and Intangible Assets, as of January 2004 and had determined that no adjustment to the carrying value of goodwill was required. The Company's only intangible asset with an indefinite life is goodwill. The aggregate amortization expense for other intangibles with finite lives for each of the three and six-month periods ended June 30, 2004 and 2003 was $.1 million and $.2 million, respectively. Amortization expense is estimated to be $.4 million annually for 2004 and 2005 and $.3 million for 2006, 2007 and 2008. The following table sets forth the carrying value and accumulated amortization of intangibles by segment at June 30, 2004:

                                                                                                 As of June 30, 2004
                                                                                     --------------------------------------------

                                                                                      Domestic         Foreign            Total
                                                                                     ----------        -------         ----------
Amortized intangible assets, including effect of foreign currency translation
    Gross carrying amount - patents and other intangibles                            $    4,947        $    74         $    5,021
    Accumulated amortization - patents and other intangibles                             (1,556)           (31)            (1,587)
                                                                                     ----------        -------         ----------
    Total                                                                            $    3,391        $    43         $    3,434
                                                                                     ==========        =======         ==========

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2004, by segment, is as follows:

                                Currency
            December 31, 2003  Translation      Additions     June 30, 2004
            -----------------  -----------      ---------     -------------

Domestic        $     648        $   --          $   --         $     648
Foreign             1,281            (96)            196            1,381
                ---------        -------         -------        ---------
Total           $   1,929        $   (96)        $   196        $   2,029
                =========        =======         =======        =========

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

The Company has invested in qualified affordable housing projects as a limited partner. The Company receives affordable housing federal tax credits for these limited partnership investments. The Company's maximum potential exposure to these partnerships is $.3 million, consisting of the limited partnership investments plus unfunded commitments. The Company has determined its investment should not be consolidated in accordance with FIN 46R.

The Company has an equity investment in a Japanese joint venture. The Company has determined that the investment should not be consolidated in accordance with FIN 46R. The maximum exposure of the Company's investment is $3.4 million as of June 30, 2004, which is equal to its recorded investment.

NOTE H - BUSINESS SEGMENTS


                                                     Three month periods ended June 30,           Six month periods ended June 30,
                                                     ---------------------------------            --------------------------------
                                                        2004                   2003                  2004                  2003
                                                     ----------             ----------            ----------            ----------
Net sales
   Domestic                                          $   26,832             $   23,268            $   50,221            $   44,561
   Foreign                                               19,052                 16,704                35,193                30,620
                                                     ----------             ----------            ----------            ----------
Total net sales                                      $   45,884             $   39,972            $   85,414            $   75,181
                                                     ==========             ==========            ==========            ==========

Intersegment sales
   Domestic                                          $       49             $       40            $      201            $       61
   Foreign                                                  833                    174                 1,211                   206
                                                     ----------             ----------            ----------            ----------
Total intersegment sales                             $      882             $      214            $    1,412            $      267
                                                     ==========             ==========            ==========            ==========

Operating income (loss)
   Domestic                                          $    1,883             $     (743)           $    3,064            $   (4,540)
   Foreign                                                2,002                  1,887                 2,964                 7,224
                                                     ----------             ----------            ----------            ----------
                                                          3,885                  1,144                 6,028                 2,684

Equity in net income (loss) of joint ventures               (37)                    17                    21                   216

Interest income
   Domestic                                                  18                    --                     44                   --
   Foreign                                                   98                    107                   199                   182
                                                     ----------             ----------            ----------            ----------
                                                            116                    107                   243                   182

Interest expense
   Domestic                                                  (9)                   (37)                  (19)                  (67)
   Foreign                                                 (108)                   (93)                 (184)                 (171)
                                                     ----------             ----------            ----------            ----------
                                                           (117)                  (130)                 (203)                 (238)
Other expense                                               (37)                   (41)                  (73)                  (81)
                                                     ----------             ----------            ----------            ----------
Income before income taxes                           $    3,810             $    1,097            $    6,016            $    2,763
                                                     ==========             ==========            ==========            ==========




                                                      June 30,              December 31,
                                                        2004                    2003
                                                     -----------            ------------
Identifiable assets
   Domestic                                          $    74,863            $     77,007
   Foreign                                                70,088                  69,137
                                                     -----------            ------------
                                                         144,951                 146,144
   Corporate                                               3,387                   2,826
                                                     -----------             -----------
Total assets                                         $   148,338             $   148,970
                                                     ===========             ===========


The domestic business segment operating loss for the six months ended June 30, 2003 includes an expense for forgiveness of intercompany receivables related to the abandoned European data communications operations in the amount of $4.5 million from the foreign business segment, while the foreign business segment includes a similar amount as income related to this transaction.

NOTE I - INCOME TAXES

In accordance with the applicable tax laws in China, the Company is entitled to a preferential tax rate of a 50% reduction for the three years beginning in 2003. The favorable aggregate tax and per share effect was thirteen thousand dollars, or less than $.01 per share, for the three-month period and eleven thousand dollars, or less than $.01 per share for the six-month period ended June 30, 2004, while the favorable aggregate tax was twenty thousand dollars, or less than $.01 per share, for the three-month period and fifty-four thousand dollars, or $.01 per share, for the six-month period ended June 30, 2003.

NOTE J - BUSINESS ABANDONMENT CHARGES

During the third quarter of 2002, the Company recorded a charge to write-off certain assets and to record severance payments related to closing its data communications operations in Europe. This entailed winding down a manufacturing operation, closing five sales offices, terminating leases and reducing personnel by approximately 130. This action was taken as a result of the continuing decline in the global telecommunication and data communication markets and after failing to reach agreement on an acceptable selling price on product supplied to a significant foreign customer. The Company incurred a pre-tax charge of $4.7 million for these activities in the third quarter of 2002. Approximately $3.3 million of the charge was related to asset write-downs, of which $2.1 million of inventory write-offs were recorded in Cost of products sold and $1.2 million of write-offs related to receivables was included in Costs and expenses on the Statements of Consolidated Operations in the third quarter of 2002. The remaining $1.4 million of the charge that was included in Cost of products sold and Costs and expenses primarily related to cash outlays for employee severance cost, cost of exiting leased facilities and termination of other contractual obligations. The cash outlays of the later category are substantially complete as of June 30, 2004. An analysis of the amount accrued in the Consolidated Balance Sheet at June 30, 2004 is as follows:

                                                                 December 31, 2003                 Activity   June 30, 2004
                                                                      Accrual         Cash            and        Accrual
                                                                      Balance       Payments      Adjustments    Balance
                                                                 ----------------------------------------------------------
Write-off of inventories, net of currency translation effect,
      included in Cost of products sold                              $    910       $   --        $    (901)      $     9

Write-off of receivables, net of currency translation effect,
      included in Costs and expenses                                      741           --                9           750

Severance and other related expenses
      included in Cost of products sold and cost and expenses              98           (35)             (4)           59

                                                                    ---------                                     -------

                                                                    $   1,749                                     $   818
                                                                    =========                                     =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

For the quarter ended June 30, 2004 the Company's net sales increased 15% and gross profit increased 34% compared to the same period in 2003. Net sales increased primarily from volume increases in the America and European markets coupled with the favorable impact of the conversion of local currencies to U.S. dollars as a result of the continued weakness of the U.S. dollar compared to most foreign currencies. The larger increase in the gross profit percentage is primarily due to relatively stable fixed manufacturing costs being spread over increased sales volume. The increase in gross profit and minimal increases in costs and expenses resulted in an increase in net income of 185% when compared to the quarter ended June 30, 2003.

For the six months ended June 30, 2004 the Company's net sales increased 14% and gross profit increased 19% compared to the same period in 2003. Net sales and gross profit increased for the same reasons as indicated for the quarter. The increase in gross profit and minimal increases in costs and expenses resulted in an increase in net income of 95% when compared to the same period in 2003.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

For the three months ended June 30, 2004 consolidated net sales were $45.9 million, an increase of $5.9 million, or 15%, from the same period in 2003. Domestic net sales increased $3.6 million, or 15%, and foreign sales increased $2.3 million, or 14%. The increase in domestic net sales was due to volume increases in the telecommunications and energy markets. The Company benefited from increased spending by its energy customers who are believed to be undertaking previously deferred projects. The Company also benefited from telecommunication companies activities in expanding fiber to the home. The Company believes that continued stability and strengthening of the U.S. economy should allow spending on new construction and maintenance projects in the energy and communications markets to outpace business levels of 2003. Foreign net sales were favorably impacted by $1.1 million when converting local currencies to U.S. dollars as a result of the continued weakness of the U.S. dollar compared to most foreign currencies. Excluding the foreign currency impact, foreign sales increased $1.2 million compared to the same period in 2003 primarily due to stronger sales in the North American, South American and European markets. The Company expects the improvement in 2004 in most of its foreign markets to continue for the remainder of 2004.

Gross profit of $15.1 million for the three months ended June 30, 2004 was an increase of $3.9 million, or 34%, compared to last year. The increase in gross profit is primarily a result of higher net sales and relatively unchanged manufacturing costs. Domestic gross profit increased $3.2 million compared to the second quarter 2003 primarily as a result of higher net sales and relatively stable manufacturing expenses compared to the same period in 2003 partially offset by increased material cost for steel and aluminum. Foreign gross profit increased $.7 million primarily due to the increase in net sales and a $.4 million favorable impact of converting foreign currencies to U.S. dollars. The Company expects its raw material costs to continue to increase primarily for steel wire and aluminum. However, the Company believes its future pricing will enable it to recover most of the future increases in raw material costs.

Consolidated costs and expenses of $11.5 million for the three months ended June 30, 2004 increased $1.1 million, or 10%, compared to the previous year as summarized in the following table:

                                                                 Three month periods ended June 30,
                                                    ----------------------------------------------------------
thousands of dollars                                                                  Increase        Increase
                                                       2004             2003         (decrease)      (decrease)
                                                    ----------      ----------       ----------      ---------
Cost and expenses
Domestic:
       Selling                                      $    2,944      $    2,923       $      21               1%
       General and administrative                        3,274           3,237              37               1
       Research and engineering                          1,035             885             150              17
       Other operating (income) expense- net               201            (305)            506              NM*
                                                    ----------      ----------       ---------       ---------
                                                         7,454           6,740             714              11
                                                    ----------      ----------       ---------       ---------

Foreign:
       Selling                                           1,606           1,492             114               8
       General and administrative                        1,998           1,956              42               2
       Research and engineering                            422             403              19               5
       Other operating (income) expense- net                55            (142)            197              NM*
                                                    ----------      ----------       ---------       ---------
                                                         4,081           3,709             372              10
                                                    ----------      ----------       ---------       ---------

Total                                               $   11,535      $   10,449       $   1,086              10%
                                                    ==========      ==========       =========       =========

*NM - Not meaningful



Domestic costs and expenses of $7.5 million for the three-month period ended June 30, 2004 increased $.7 million, or 11%, compared to the same period in 2003. Selling expenses of $2.9 million and general and administrative of $3.3 million remained relatively unchanged compared to the same period in 2003. Research and engineering costs of $1 million increased $.2 million primarily as a result of an increase in employees and development resources. Other operating expense increased $.5 million due to a $.4 million increase in the costs related to officers' split dollar life insurance policies and a $.1 million increase in foreign currency transaction expense.

Foreign costs and expenses of $4.1 million for the three months ended June 30, 2004 increased $.4 million, or 10%, compared to the same period in 2003. The weaker dollar unfavorably impacted costs and expenses by $.2 million when foreign costs in local currency were translated to U.S. dollars. Foreign selling, general and administrative and research and engineering costs net of currency translation remained relatively unchanged compared to 2003. Other operating income net of currency translation decreased $.2 million primarily due to foreign currency transaction expense.

Royalty income for the quarter ended June 30, 2004 of $.3 million remained relatively unchanged compared to 2003.

Operating income of $3.9 million for the quarter ended June 30, 2004 increased $2.7 million, or 240%, compared to $1.1 million in the previous year. This increase was a result of the $3.9 million increase in gross profit partially offset by the $1.1 million increase in costs and expenses. Domestic operating income increased $2.6 million, compared to the same period in 2003, primarily as a result of the $3.2 million increase in gross profit on higher net sales partially offset by the $.7 million increase in costs and expenses. Foreign operating income of $2 million increased $.1 million compared to the same period in 2003, primarily due to the $.7 million increase in gross profit partially offset by the increase in cost and expenses of $.4 million and the $.2 million increase in intercompany royalty expense.

Other expense for the three months ended June 30, 2004 remained relatively unchanged from the same period in 2003.

Income taxes for the three months ended June 30, 2004 of $1.4 million increased $1.2 million compared to the same period in 2003. The effective tax rate in 2004 was 37.8% compared to 24.1% in 2003 primarily as a result of a domestic pretax loss in 2003. In accordance with the applicable tax laws in China, the Company is entitled to a preferential tax rate of a 50% reduction for the three years beginning in 2003. The favorable aggregate tax and per share effect was thirteen thousand dollars, or less than $.01 per share, for the three-month period ended June 30, 2004, while the favorable aggregate tax was twenty thousand dollars, or less than $.01 per share, for the three-month period ended June 30, 2003.

As a result of the preceding, net income for the three month period ended June 30, 2004 was $2.4 million, which represents an increase of $1.5 million, or 185%, compared to 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

For the six months ended June 30, 2004 consolidated net sales were $85.4 million, an increase of $10.2 million, or 14%, from the same period in 2003. Domestic net sales increased $5.6 million, or 13%, and foreign sales increased $4.6 million, or 15%. The increase in domestic net sales was primarily due to volume increases in the telecommunications and energy markets. Foreign net sales were favorably impacted by $3.7 million when converting local currencies to U.S. dollars as a result of the continued weakness of the U.S. dollar compared to most foreign currencies. Excluding the foreign currency impact, foreign net sales increased $.9 million when compared to the same period in 2003 as stronger sales in the America and European markets were partially offset by lower sales in the Asia Pacific market.

Gross profit of $27.2 million for the six months ended June 30, 2004 was an increase of $4.3 million, or 19%, compared to the prior year. The increase in gross profit is primarily a result of higher net sales while manufacturing costs remained at relatively the same level as the previous year. Domestic gross profit increased $2.8 million compared to the same period in 2003 primarily as a result of higher domestic net sales and relatively stable manufacturing costs partially offset by higher material costs for steel and aluminum. Foreign gross profit increased $1.5 million primarily due to the increase in net sales and the $1.2 million favorable impact of converting foreign currencies to U.S. dollars.

During the quarter ended March 31, 2003 the domestic business segment forgave foreign intercompany debt of $4.5 million related to the abandoned European data communications operations. This amount was included as expense for the domestic business segment and as income for the foreign business segment. Consolidated costs and expenses of $21.9 million for the six months ended June 30, 2004 increased $1 million, or 5%, compared to the previous year, excluding intercompany debt forgiveness, as summarized in the following table:


                                                                      Six month periods ended June 30,
                                                    --------------------------------------------------------------------
thousands of dollars                                                                       Increase            Increase
                                                       2004               2003            (decrease)          (decrease)
                                                    ----------         ----------         ----------          ----------
Cost and expenses
Domestic:
       Selling                                      $    5,919         $    5,599          $    320                   6%
       General and administrative                        5,915              6,537              (622)                (10)
       Research and engineering                          2,065              1,910               155                   8
       Other operating (income) expense- net               122                (82)              204                  NM*
                                                    ----------         ----------          --------            --------
                                                        14,021             13,964                57                   0
                                                    ----------         ----------          --------            --------

Foreign:
       Selling                                           3,118              2,731               387                  14
       General and administrative                        3,874              3,727               147                   4
       Research and engineering                            869                751               118                  16
       Other operating (income) expense- net                 6               (249)              255                  NM*
                                                    ----------         ----------          --------            --------
                                                         7,867              6,960               907                  13
                                                    ----------         ----------          --------            --------

Total                                               $   21,888         $   20,924          $    964                   5%
                                                    ==========         ==========          ========            ========

*NM - Not meaningful




Domestic costs and expenses of $14 million for the six-month period ended June 30, 2004 increased $.1 million compared to the same period in 2003. Selling expenses of $5.9 million increased $.3 million as a result of a $.2 million increase in commission expense on increased net sales and a $.1 million increase in advertising and sales promotion expense. General and administrative expenses decreased $.6 million primarily due to a $.2 million reduction in bad debt expense, a $.1 million reduction in professional fees and a $.3 million reduction in employee and wage related expenses. Research and engineering costs remained relatively unchanged from 2003. Other operating expense increased $.2 million due primarily to a $.2 million increase in the costs related to officers' split dollar life insurance policies.

Foreign costs and expenses of $7.9 million for the six months ended June 30, 2004 increased $.9 million, or 13%, compared to the same period in 2003. The weaker dollar unfavorably impacted costs and expenses by $.7 million when foreign costs in local currency were translated to U.S. dollars. Foreign selling expense net of currency translation increased $.1 million due to an increase in employment. General and administrative expense net of currency translation decreased $.2 million due to a reduction in administrative expenses incurred in 2003 related to the abandonment of the European data communication operations. Research and engineering costs net of currency translation remained relatively unchanged from the same period in 2003. Other operating income decreased $.3 million primarily due to the increase in foreign currency transaction expense.

Royalty income for the six months ended June 30, 2004 of $.7 million remained relatively unchanged compared to 2003.

Operating income of $6 million for the six months ended June 30, 2004 increased $3.3 million, or 125%, from $2.7 million in the previous year. This increase was a result of the $4.3 million increase in gross profit partially offset by the $1 million increase in costs and expenses. Domestic operating income increased $7.6 million, compared to the same period in 2003, primarily as a result of the forgiveness of intercompany debt of $4.5 million in 2003, the $2.8 million increase in gross profit and the increase in intercompany royalties of $.3 million. Foreign operating income of $3 million decreased $4.3 million, compared to the same period in 2003, primarily due to the $4.5 million forgiveness of intercompany debt in 2003, the increase in cost and expenses of $.9 million, the $.3 million increase in intercompany royalty expense partially offset by the increase in gross profit of $1.5 million.

Other expense for the six months ended June 30, 2004 increased $.2 million from the same period in 2003 as a result of the decrease in equity earnings from foreign joint ventures.

Income taxes for the six months ended June 30, 2004 of $2.3 million increased $1.4 million compared to the same period in 2003. The effective tax rate in 2004 was 37.9% compared to 30.6% in 2003 as a result of tax refunds received in the first quarter of 2003. In accordance with the applicable tax laws in China, the Company is entitled to a preferential tax rate of a 50% reduction for the three years beginning in 2003. The favorable aggregate tax and per share effect was eleven thousand dollars, or less than $.01 per share for the six-month period ended June 30, 2004, while the favorable aggregate tax was fifty-four thousand dollars, or $.01 per share, for the six-month period ended June 30, 2003.

As a result of the preceding, net income for the six months ended June 30, 2004 was $3.7 million which represents an increase of $1.8 million, or 95%, compared to 2003.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.9 million for the first six months of 2004, a decrease of $6.8 million when compared to the same period in 2003. An increase in net income of $1.8 million and an increase in non-cash expenses of $.6 million was offset by an increase in working capital of $8.5 million, primarily accounts receivable as a result of higher net sales, when compared to 2003.

Net cash used in investing activities of $2.2 million represents a decrease of $.4 million when compared to 2003. This decrease is primarily a result of lower capital expenditures in 2004 compared to 2003. On April 2, 2004, the Company acquired the assets of Union Electric Manufacturing Co. LTD, located in Bangkok, Thailand for $.5 million. This acquisition did not have a material impact on the financial position or results of operations of the Company. The Company is continually analyzing potential acquisition candidates and business alternatives but has no commitments that would materially impact the Company's operations or results.

Cash used in financing activities was $5.2 million compared to $5.3 million in the previous year. During 2004 approximately $2.6 million in cash was used to repurchase 100,000 common shares, which was offset by the Company receiving $.1 million for the exercise of stock options. Approximately $.4 million of cash was used for debt repayments during 2004 compared to $3.2 million used for debt repayments in 2003. The Company's current portion of debt outstanding was approximately $1.4 million greater at June 30, 2003 when compared to June 30, 2004.

The Company's current ratio was 3.3 to 1 at June 30, 2004 compared to 3.5 to 1 at December 31, 2003. Working capital of $63.8 million remains consistent with December 31, 2003 of $63.6 million. At June 30, 2004, the Company's unused balance under its credit facility was $20 million and its bank debt to equity percentage was 4%. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth, and profitability. At June 30, 2004 the Company was in compliance with these covenants. The Company believes its future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, the Company believes its existing cash position, together with its untapped borrowing capacity, provides substantial financial resources. If the Company were to incur significant additional indebtedness it expects to be able to continue to meet liquidity needs under the credit facilities but at an increased cost for interest and commitment fees. The Company does not believe it would increase its debt to a level that would have a material adverse impact upon results of operations or financial condition.

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

The Company has invested in qualified affordable housing projects as a limited partner. The Company receives affordable housing federal tax credits for these limited partnership investments. The Company's maximum potential exposure to these partnerships is $.3 million, consisting of the limited partnership investments plus unfunded commitments. The Company has determined its investment should not be consolidated in accordance with FIN 46R.

The Company has an equity investment in a Japanese joint venture. The Company has determined that the investment should not be consolidated in accordance with FIN 46R. The maximum exposure of the Company's investment is $3.4 million as of June 30, 2004, which is equal to its recorded investment.

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

The Company has foreign currency forward exchange contracts outstanding at June 30, 2004 whose fair values and carrying values are approximately $1.3 million and mature in less than one year. A 10% change in the foreign currency rates would have resulted in a favorable/unfavorable impact on expense of less than $.1 million for the six-month period ended June 30, 2004. The Company does not hold derivatives for trading purposes.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities, which consisted of borrowings of $4.7 million at June 30, 2004. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.1 million for the six-month period ended June 30, 2004.

The Company's primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $2.1 million and on income before tax of less than $.1 million.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004. Based on the evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Preformed Line Products Company held its annual meeting of shareholders on April 26, 2004 at its principal executive offices in Mayfield Village, Ohio. At the meeting, the shareholders voted to fix the number of directors at eight with two classes composed of four members each, both serving a staggered term; to elect one person to the Board of Directors for a term expiring at the 2005 annual meeting of the shareholders and to re-elect certain persons to the Board of Directors for terms expiring at the 2006 annual meeting of shareholders. The individuals listed below were elected to the Company's Board of Directors, each to hold office until the designated annual meeting or until his successor is elected and qualified, or until his earlier resignation. The table below indicates the votes for, votes withheld, as well as the abstentions and shares not voted for the proposal to fix the number of directors at eight and the election of the five nominees.

                                           Term Expiration     Votes For       Votes Withheld     Abstention     Shares not Voted
                                           -----------------  ------------    -----------------   ------------   -----------------

Proposal to fix number of directors at eight                   4,919,867           121,274           1,880            671,412
John P. O'Brien                                  2005          5,002,384            40,637             -              671,412
John D. Drinko                                   2006          4,943,838            99,183             -              671,412
Wilber C. Nordstrom                              2006          4,972,667            70,354             -              671,412
Jon R. Ruhlman*                                  2006          4,974,525            68,496             -              671,412
Randall M. Ruhlman                               2006          4,941,483           101,538             -              671,412

* Jon R. Ruhlman passed away in May 2004.




The following are the names of each other director whose term of office as a director continued after the 2004 annual meeting of shareholders (in this case, for terms expiring at the 2006 annual meeting of shareholders):

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

         31.1 Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

         31.2 Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

         32.1 Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

         32.2 Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

 (b)     Reports on Form 8-K

         On April 7, 2004, the Company filed a Current Report Form 8-K for a change in registrant's certifying accountant dismissing
         PricewaterhouseCoopers LLP as its independent accountant.

         On April 26, 2004, the Company filed a Current Report Form 8-K for a press release announcing first quarter of 2004 earnings.

         On April 28, 2004, the Company filed a Current Report Form 8-K for a change in registrant's certifying accountant announcing the engagement of Deloitte & Touche LLP as its independent accountant.

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

August 13, 2004               /s/ Robert G. Ruhlman
                              ---------------------
                              Robert G. Ruhlman
                              Chairman, President and Chief Executive Officer
                              (Principal Executive Officer)

August 13, 2004               /s/ Eric R. Graef
                              -----------------
                              Eric R. Graef
                              Vice President - Finance and Treasurer
                              (Principal Accounting Officer)

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