Form 10-Q
period 2004-09-30
PREFORMED LINE PRODUCTS CO
filed 2004-11-01
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004            Commission file number 0-31164

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

The number of common shares outstanding as of November 1, 2004: 5,717,433.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
Thousands of dollars, except share data	2004	2003
ASSETS
Cash and cash equivalents	$30,008	$28,209
Accounts receivable, less allowance of $2,394 ($2,463 in 2003)	32,212	24,225
Inventories - net	33,516	31,113
Deferred income taxes	3,149	3,740
Prepaids and other	2,340	1,692

TOTAL CURRENT ASSETS	101,225	88,979
Property and equipment - net	46,286	47,888
Investments in foreign joint venture	—	2,826
Deferred income taxes	214	434
Goodwill - net	2,037	1,929
Patents and other intangibles - net	3,340	3,624
Other	2,371	3,290

TOTAL ASSETS	$155,473	$148,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$1,066	$1,019
Current portion of long-term debt	1,653	1,884
Trade accounts payable	10,683	7,648
Accrued compensation and amounts withheld from employees	5,307	3,749
Accrued expenses and other liabilities	4,019	4,356
Accrued profit-sharing and pension contributions	3,585	3,850
Dividends payable	1,143	1,163
Income taxes	3,211	1,650

TOTAL CURRENT LIABILITIES	30,667	25,319
Long-term debt, less current portion	2,105	2,515
Deferred income taxes - long-term	222	97
Minimum pension liability	—	309
SHAREHOLDERS’ EQUITY
Common shares - $2 par value, 15,000,000 shares authorized, 5,717,433 and 5,814,269 outstanding, net of 477,404 and 377,404 treasury shares at par	11,435	11,629
Paid in capital	509	472
Retained earnings	126,441	123,022
Accumulated other comprehensive loss	(15,906)	(14,393)

TOTAL SHAREHOLDERS’ EQUITY	122,479	120,730

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$155,473	$148,970

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three month period ended September 30,		Nine month period ended September 30,
Thousands of dollars, except per share data	2004	2003	2004	2003
Net sales	$49,065	$39,473	$134,479	$114,654
Cost of products sold	32,652	27,816	90,897	80,101

GROSS PROFIT	16,413	11,657	43,582	34,553
Costs and expenses Selling	4,921	4,356	13,958	12,686
General and administrative	5,243	4,342	15,032	14,606
Research and engineering	1,389	1,282	4,323	3,943
Other operating (income) expenses - net	(328)	91	(200)	(240)

	11,225	10,071	33,113	30,995
Royalty income - net	856	281	1,603	993

OPERATING INCOME	6,044	1,867	12,072	4,551
Other income (expense)
Equity in net income (loss) of foreign joint ventures	2,335	(59)	2,356	157
Interest income	222	96	465	278
Interest expense	(74)	(94)	(277)	(332)
Other expense	(36)	(40)	(109)	(121)

	2,447	(97)	2,435	(18)

INCOME BEFORE INCOME TAXES	8,491	1,770	14,507	4,533
Income taxes	2,995	2,280	5,276	3,126

NET INCOME (LOSS)	$5,496	$(510)	$9,231	$1,407

Net income (loss) per share - basic	$0.96	$(0.09)	$1.61	$0.24

Net income (loss) per share - diluted	$0.95	$(0.09)	$1.59	$0.24

Cash dividends declared per share	$0.20	$0.20	$0.60	$0.60

Average number of shares outstanding - basic	5,717	5,784	5,738	5,779

Average number of shares outstanding - diluted	5,762	5,784	5,793	5,787

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Nine Month Period Ended September 30,
Thousands of dollars	2004	2003
OPERATING ACTIVITIES
Net income	$9,231	$1,407
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,420	6,158
Deferred income taxes	936	2,025
Cash surrender value of life insurance	274	(212)
Cumulative translation adjustment	(34)	(1)
Earnings of joint ventures	(21)	(157)
Dividends received from joint ventures	2,141	794
Gain on sale of joint venture	(2,335)	—
Loss (gain) on sale of property and equipment	(279)	28
Changes in operating assets and liabilities:
Accounts receivable	(8,981)	(600)
Inventories	(2,059)	3,018
Trade accounts payables and accrued liabilities	4,030	189
Income taxes	1,563	1,348
Other - net	168	(127)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,054	13,870
INVESTING ACTIVITIES
Capital expenditures	(3,823)	(3,339)
Business acquisitions	(506)	(457)
Proceeds from the sale of property and equipment	380	55
Proceeds from the sale of equity investment	1,925	—

NET CASH USED IN INVESTING ACTIVITIES	(2,024)	(3,741)
FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	46	(237)
Proceeds from the issuance of debt	6	8,665
Payments of long-term debt	(388)	(12,926)
Dividends paid	(3,450)	(3,468)
Issuance (purchase) of common shares	(2,539)	169

NET CASH USED IN FINANCING ACTIVITIES	(6,325)	(7,797)
Effects of exchange rate changes on cash and cash equivalents	94	910

Increase in cash and cash equivalents	1,799	3,242
Cash and cash equivalents at beginning of year	28,209	11,629

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,008	$14,871

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Tables in thousands, except per share data

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s Form 10-K for 2003 filed with the Securities and Exchange Commission.

The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the presentation of 2004.

NOTE B – SUPPLEMENTAL INFORMATION

INVENTORIES

	September 30,	December 31,
	2004	2003
Finished goods	$11,309	$12,330
Work-in-process	1,567	1,414
Raw material	20,640	17,369

	$33,516	$31,113

COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three month period ended September 30,		Nine month period ended September 30,
	2004	2003	2004	2003
Net income (loss)	$5,496	$(510)	$9,231	$1,407
Other comprehensive income (loss):
Foreign currency adjustments	(725)	744	(1,513)	5,092

Comprehensive income	$4,771	$234	$7,718	$6,499

GUARANTEES

Product warranty balance at December 31, 2003	$202
Deductions	(31)

Product warranty balance at September 30, 2004	$171

The Company has certain indemnification clauses in its credit facility agreements, which are considered to be guarantees under the provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. The Company has not recorded any amounts related to such guarantees. The maximum exposure under these guarantees cannot be determined by the Company because it is contingent upon certain future changes in governmental regulations and tax laws that could occur but cannot be predicted or anticipated.

NOTE C – STOCK OPTIONS

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

	Three month period ended September 30,		Nine month period ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$5,496	$(510)	$9,231	$1,407
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	40	15	64	116

Pro forma net income (loss)	$5,456	$(525)	$9,167	$1,291

Earnings per share:
Basic - as reported	$0.96	$(0.09)	$1.61	$0.24

Basic - pro forma	$0.95	$(0.09)	$1.60	$0.22

Diluted - as reported	$0.95	$(0.09)	$1.59	$0.24

Diluted - pro forma	$0.95	$(0.09)	$1.58	$0.22

NOTE D – PENSION PLANS

Net periodic benefit cost for the Company’s domestic plan included the following components:

	Three month period ended September 30,		Nine month period ended September 30,
	2004	2003	2004	2003
Service cost	$140	$117	$420	$351
Interest cost	175	153	526	459
Expected return on plan assets	(154)	(115)	(461)	(345)
Recognized net actuarial loss	27	23	80	69

Net periodic benefit cost	$188	$178	$565	$534

As of September 30, 2004, $.6 million of contributions have been made. The Company presently anticipates contributing an additional $.3 million to fund its pension plan in 2004 for a total of $.9 million.

NOTE E – COMPUTATION OF EARNINGS PER SHARE

	Three month period ended September 30,		Nine month period ended September 30,
	2004	2003	2004	2003
Numerator
Net income (loss)	$5,496	$(510)	$9,231	$1,407

Denominator
Determination of shares
Weighted average common shares outstanding	5,717	5,784	5,738	5,779
Dilutive effect - employee stock options	45	—	55	8

Diluted weighted average common shares outstanding	5,762	5,784	5,793	5,787

Earnings per common share
Basic	$0.96	$(0.09)	$1.61	$0.24

Diluted	$0.95	$(0.09)	$1.59	$0.24

NOTE F – GOODWILL AND OTHER INTANGIBLES

The Company performed its annual impairment test for goodwill pursuant to SFAS No. 142, Goodwill and Intangible Assets, as of January 2004 and had determined that no adjustment to the carrying value of goodwill was required. The Company’s only intangible asset with an indefinite life is goodwill. The aggregate amortization expense for other intangibles with finite lives for each of the three-months ended September 30, 2004 and 2003 was $.1 million, and for each of the nine-month periods ended September 30, 2004 and 2003 was $.3 million. Amortization expense is estimated to be $.4 million annually for 2004 and 2005 and $.3 million for 2006, 2007 and 2008. The following table sets forth the carrying value and accumulated amortization of intangibles by segment at September 30, 2004:

	As of September 30, 2004
	Domestic	Foreign	Total
Amortized intangible assets, including effect of foreign currency translation
Gross carrying amount - patents and other intangibles	$4,947	$75	$5,022
Accumulated amortization - patents and other intangibles	(1,649)	(33)	(1,682)

Total	$3,298	$42	$3,340

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2004, by segment, is as follows:

		Currency
	December 31, 2003	Translation	Additions	September 30, 2004
Domestic	$648	$—	$—	$648
Foreign	1,281	(88)	196	1,389

Total	$1,929	$(88)	$196	$2,037

NOTE G – NEW ACCOUNTING PRONOUNCEMENTS

During January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, Consolidated Financial Statements (FIN 46). FIN 46 clarifies the accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB released a revised version of FIN 46 (FIN 46R). The revision slightly modified the variable interest model contained in FIN 46. However, FIN 46R adopted certain scope exceptions and clarified definitions and calculations underlying the model. FIN 46R required the application of either FIN 46 or FIN 46R for Special Purpose Entities (“SPE”) in the annual reporting period ending after December 15, 2003. The application of FIN 46R for non-SPEs was deferred until the quarter ending March 31, 2004. The Company has adopted the applicable disclosure provisions of FIN 46 and FIN 46R in the financial statements.

The Company has invested in qualified affordable housing projects as a limited partner. The Company receives affordable housing federal tax credits for these limited partnership investments. The Company’s maximum potential exposure to these partnerships is $.3 million, consisting of the limited partnership investments plus unfunded commitments. The Company has determined its investment should not be consolidated in accordance with FIN 46R.

On September 28, 2004, the Company sold its equity investment in a Japanese joint venture, eliminating any exposure the Company had for this investment. See Note J in the Notes To Consolidated Financial Statements for further details on the sale of the Company’s investment.

NOTE H – BUSINESS SEGMENTS

	Three month period ended September 30,		Nine month period ended September 30,
	2004	2003	2004	2003
Net sales
Domestic	$29,200	$23,878	$79,421	$68,439
Foreign	19,865	15,595	55,058	46,215

Total net sales	$49,065	$39,473	$134,479	$114,654

Intersegment sales
Domestic	$144	$(2)	$345	$59
Foreign	545	259	1,756	465

Total intersegment sales	$689	$257	$2,101	$524

Operating income (loss)
Domestic	$4,085	$465	$7,149	$(4,075)
Foreign	1,959	1,402	4,923	8,626

	6,044	1,867	12,072	4,551
Equity in net income (loss) of joint ventures	2,335	(59)	2,356	157
Interest income
Domestic	34	3	78	3
Foreign	188	93	387	275

	222	96	465	278
Interest expense
Domestic	(10)	(2)	(29)	(69)
Foreign	(64)	(92)	(248)	(263)

	(74)	(94)	(277)	(332)
Other expense	(36)	(40)	(109)	(121)

Income before income taxes	$8,491	$1,770	$14,507	$4,533

	September 30,	December 31,
	2004	2003
Identifiable assets
Domestic	$81,588	$77,007
Foreign	73,885	69,137

	155,473	146,144
Corporate	—	2,826

Total assets	$155,473	$148,970

The domestic business segment operating loss for the nine months ended September 30, 2003 includes an expense for forgiveness of intercompany receivables related to the abandoned European data communications operations in the amount of $4.5 million from the foreign business segment, while the foreign business segment includes a similar amount as income related to this transaction.

NOTE I – BUSINESS ABANDONMENT CHARGES

During the third quarter of 2002, the Company recorded a charge to write-off certain assets and to record severance payments related to closing its data communications operations in Europe. This entailed winding down a manufacturing operation, closing five sales offices, terminating leases and reducing personnel by approximately 130. This action was taken as a result of the continuing decline in the global telecommunication and data communication markets and after failing to reach agreement on an acceptable selling price on product supplied to a significant foreign customer. An analysis of the amount accrued in the Consolidated Balance Sheet at September 30, 2004 is as follows:

	December 31, 2003		Activity	September 30, 2004
	Accrual	Cash	and	Accrual
	Balance	Payments	Adjustments	Balance
Write-off of inventories, net of currency translation effect	$910	$—	$(903)	$7
Write-off of receivables, net of currency translation effect	741	—	35	776
Severance and other related expenses	98	(47)	(22)	29

	$1,749			$812

NOTE J – SALE OF FOREIGN JOINT VENTURE

On September 28, 2004, the Company sold its 49% interest in a joint venture in Japan. Proceeds of the sale were approximately $1.9 million. The sale resulted in a pretax gain of $2.3 million ($1.7 million after tax or $.29 per share), which includes the reversal of $1.6 million in cumulative translation adjustment related to the equity investment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

The Company benefited from the domestic telecommunications companies’ initiatives in expanding fiber to the home and an increase in spending in the domestic energy markets for new construction and maintenance projects. The Company believes that the continued stability and strengthening of the U.S. economy will allow this trend to continue into 2005. In addition, the Company estimates that customer repairs of damage caused by four hurricanes in the Southeast United States contributed approximately $1.9 million to domestic net sales for the quarter ended September 30, 2004.

For the quarter ended September 30, 2004 the Company’s net sales increased 24% and gross profit increased 41% compared to the same period in 2003. Net sales increased primarily from volume increases in the Company’s domestic and Latin American markets and the favorable impact of the conversion of local currencies to U.S. dollars as a result of the continued weakness of the U.S. dollar compared to most foreign currencies. The increase in gross profit is primarily due to increased sales volume and relatively flat manufacturing costs. The increase in gross profit partially offset by higher costs and expenses resulted in an increase in operating income of 224% when compared to the quarter ended September 30, 2003. In September 2003, the Company recorded a $1.7 million incremental tax charge relating to the Company’s share of its Japanese joint ventures’ historical earnings net of dividends resulting in a reduction in net income of $.29 per share. On September 28, 2004, the Company completed the sale of its 49% interest in Japan PLP Co. Ltd. resulting in an after-tax gain of $1.7 million, or $.29 per share. Although these are non-GAAP financial measures, by disclosing the effects on net income and net income per share of the non–recurring transactions related to the Company’s Japanese joint ventures, the Company believes the investor will be assisted in understanding the results of operations. As result of the increase in operating profit coupled with the impact of these two transactions, net income for the three months ended September 30, 2004 increased $1.05 per share compared to the same period in 2003.

The Company’s net sales increased 17% and gross profit increased 26% for the nine months ended September 30, 2004 compared to the same period in 2003. Net sales increased primarily from volume increases in the Company’s domestic, Latin American and European markets coupled with the favorable impact of the conversion of local currencies to U.S. dollars as a result of the continued weakness of the U.S. dollar compared to most foreign currencies. The increase in gross profit combined with a 7% increase in costs and expenses resulted in an increase in operating income of 165%. As result of the increase in operating profit coupled with the impact of the two transactions related to the Company’s Japanese joint ventures mentioned above, net income for the nine months ended September 30, 2004 increased $1.37 per share compared to the same period in 2003.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

For the three months ended September 30, 2004, consolidated net sales were $49.1 million, an increase of $9.6 million, or 24%, from the same period in 2003. Domestic net sales increased $5.3 million, or 22%, and foreign sales increased $4.3 million, or 27%. The increase in domestic net sales was due to volume increases in the telecommunications and energy markets. The Company believes the domestic telecommunications and energy markets have stabilized and believes that the recent upward trend in increased domestic sales activity will continue for the remainder of 2004 but not necessarily as high as a double digit percentage increase. In the third quarter, volume increases in the communications and energy markets accounted for nearly 75% of the higher domestic net sales compared to 2003. Foreign net sales were favorably impacted by $1.3 million when native currency was converted to U.S. dollars as a result of the weaker U.S. dollar compared to most foreign currencies. Excluding the effect of currency conversion, foreign sales increased $3 million compared to the same period in 2003 with stronger sales in Latin America accounting for approximately 60% of the increase. The Company expects the improvement in 2004 in most of its foreign markets to continue for the remainder of 2004.

Gross profit of $16.4 million for the three months ended September 30, 2004 was an increase of $4.8 million, or 41%, compared to the prior year. The increase in gross profit is primarily a result of higher net sales and relatively stable manufacturing costs partially offset by higher material costs. Domestic gross profit increased $3.5 million compared to the third quarter of 2003 primarily as a result of higher net sales and relatively stable manufacturing expenses compared to the same period in 2003, partially offset by increased material cost for basic metals and petroleum-based products. Foreign gross profit increased $1.3 million primarily due to the increase in net sales and the favorable impact of converting foreign currencies to U.S. dollars partially offset by slightly higher manufacturing expenses. The Company expects its raw material costs for basic metals and petroleum-based products to continue to increase. However, the Company believes its future pricing will enable it to recover most of the future increases in raw material costs.

Consolidated costs and expenses of $11.2 million for the three months ended September 30, 2004 increased $1.2 million, or 11%, compared to the previous year as summarized in the following table:

	Three month period ended September 30,
			Increase	Increase
thousands of dollars	2004	2003	(decrease)	(decrease)
Costs and expenses
Domestic:
Selling	$3,330	$2,964	$366	12%
General and administrative	3,203	2,743	460	17
Research and engineering	979	889	90	10
Other operating (income) expense- net	(195)	87	(282)	NM *

	7,317	6,683	634	9

Foreign:
Selling	1,591	1,392	199	14
General and administrative	2,040	1,599	441	28
Research and engineering	410	393	17	4
Other operating (income) expense- net	(133)	4	(137)	NM *

	3,908	3,388	520	15

Total	$11,225	$10,071	$1,154	11%

*NM - Not meaningful

Domestic costs and expenses of $7.3 million for the three-month period ended September 30, 2004 increased $.7 million, or 9%, compared to the same period in 2003. Selling expenses of $3.3 million increased $.4 million primarily due to commission expense on increased net sales. General and administrative expense of $3.2 million increased $.5 million primarily as a result of the recovery on a bad debt settlement in 2003 and increased employee-related costs in 2004. Research and engineering expenses of $1 million increased $.1 million primarily as the result of an increase in employees. Other operating income increased $.3 million due primarily to a gain on the sale of capital assets.

Foreign cost and expenses of $3.9 million for the three months ended September 30, 2004 increased $.5 million, or 15%, compared to the same period in 2003. The weaker dollar unfavorably affected costs and expenses by $.2 million when foreign costs in local currency were translated to U.S. dollars. Foreign selling, general and administrative and research and engineering net of currency translation increased $.4 million primarily due to employee-related expenses, and increased costs related to an acquired operation in Thailand. Other operating income net of currency translation increased $.1 million primarily due to a change in foreign currency transaction gains and losses.

Royalty income for the quarter ended September 30, 2004 of $.9 million increased $.6 million primarily as a result of higher domestic data communication royalties compared to 2003.

Operating income of $6 million for the quarter ended September 30, 2004 increased $4.2 million, or 224%, compared to $1.8 million in the previous year. This increase was a result of the $4.8 million increase in gross profit and the $.6 million increase in royalty income partially offset by the increase in costs and expenses of $1.2 million. Domestic operating income increased $3.6 million, compared to the same period in 2003, primarily as a result of the $3.5 million increase in gross profit and an $.8 million increase in domestic royalties partially offset by the $.7 million increase in costs and expenses. Foreign operating income of $2 million increased $.6 million compared to the same period in 2003, primarily due to a $1.3 million increase in gross profit partially offset by an increase in costs and expenses of $.5 million and a $.2 million increase in intercompany royalty expense.

Other income of $2.4 million for the three months ended September 30, 2004 increased $2.5 million compared to the same period in 2003. The increase was primarily due to the $2.3 million pre-tax gain on the sale of the Company’s shares of Japan PLP Co. Ltd. and a $.2 million increase in interest income net of interest expense.

Income taxes for the three months ended September 30, 2004 of $3 million increased $.7 million, or 31%, compared to the same period in 2003. The effective tax rate in 2004 was 35.3% compared to 129% in 2003. The excessive effective tax rate in 2003 was primarily a result of recording $1.7 million of incremental taxes relating to the Company’s share of its Japanese joint ventures’ historical earnings net of dividends without any corresponding income recognition in September 2003.

As a result of the preceding, net income for the three months ended September 30, 2004 was $5.5 million which represents an increase of $6 million compared to 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

For the nine months ended September 30, 2004, consolidated net sales were $134.5 million, an increase of $19.8 million, or 17%, from the same period in 2003. Domestic net sales increased $11 million, or 16%, and foreign sales increased $8.8 million, or 19%. The increase in domestic net sales was primarily due to volume increases in the telecommunications and energy markets. Foreign net sales were favorably impacted by $5 million when converted to U.S. dollars as a result of the weaker U.S. dollar compared to most foreign currencies. Excluding the effect of currency conversion, foreign net sales increased $3.8 million when compared to the same period in 2003 as stronger sales in the America and European markets were offset by lower sales in the Asia Pacific market.

Gross profit of $43.6 million for the nine months ended September 30, 2004 was an increase of $9 million, or 26%, from the prior year. The increase in gross profit is primarily a result of higher net sales combined with relatively flat manufacturing costs. Domestic gross profit increased $6.2 million compared to the same period in 2003 primarily as a result of higher net sales and relatively flat manufacturing costs partially offset by higher material costs for basic metals and petroleum-based products. Foreign gross profit increased $2.8 million primarily due to the increase in net sales and the favorable impact of converting foreign currencies to U.S. dollars.

During the quarter ended March 31, 2003, the domestic operations forgave foreign intercompany debt of $4.5 million related to the abandoned European data communications operations. This amount was included as expense for the domestic operations and as income for the foreign operations. Consolidated costs and expenses of $33.3 million for the nine months ended September 30, 2004 increased $2.1 million, or 7%, compared to the previous year, excluding intercompany debt forgiveness, as summarized in the following table:

	Nine month period ended September 30,
			Increase	Increase
thousands of dollars	2004	2003	(decrease)	(decrease)
Costs and expenses
Domestic:
Selling	$9,249	$8,563	$686	8%
General and administrative	9,118	9,280	(162)	(2)
Research and engineering	3,044	2,799	245	9
Other operating (income) expense- net	(73)	5	(78)	NM *

	21,338	20,647	691	3

Foreign:
Selling	4,709	4,123	586	14
General and administrative	5,914	5,326	588	11
Research and engineering	1,279	1,144	135	12
Other operating (income) expense- net	(127)	(245)	118	NM *

	11,775	10,348	1,427	14

Total	$33,113	$30,995	$2,118	7%

*NM — Not meaningful

Domestic costs and expenses of $21.3 million for the nine-month period ended September 30, 2004 increased $.7 million compared to the same period in 2003. Selling expenses of $9.2 million increased $.7 million as a result of a $.6 million increase in commission expense on increased net sales and a $.1 million increase in advertising and sales promotion expense. General and administrative expenses decreased primarily due to a reduction in bad debt expense partially offset by higher employee related expense in 2004. Research and engineering expenses increased $.2 million due to employment increases in 2004. Other operating income increased $.1 million due to a $.2 million gain on sale of capital assets, a $.1 million reduction in amortization expense partially offset by a $. 2 million increase in the costs related to officers’ life insurance.

Foreign costs and expenses of $11.8 million for the nine months ended September 30, 2004 increased $1.4 million, or 14%, compared to the same period in 2003. The weaker dollar unfavorably affected costs and expenses by $1 million when foreign costs in local currency were translated to U.S. dollars. Foreign selling expense net of currency translation increased $.2 million due to an increase in employment. General and administrative and research and engineering expenses net of currency translation remained relatively unchanged from the same period in 2003. Other operating income net of currency translation increased $.1 million primarily due to a change in foreign currency transaction gains and losses.

Royalty income for the nine months ended September 30, 2004 of $1.6 million increased $.6 million as a result of higher domestic data communication royalties compared to 2003.

Operating income of $12.1 million for the nine months ended September 30, 2004 increased $7.5 million, or 165%, compared to $4.6 million in the previous year. This increase was a result of the $9 million increase in gross profit and the $.6 million increase in royalty income partially offset by the $2.1 million increase in costs and expenses. Domestic operating income increased $11.2 million, compared to the same period in 2003. This was primarily a result of the forgiveness of intercompany debt of $4.5 million included in 2003, the $6.2 million increase in gross profit, the increase in intercompany royalties of $.6 million and the $.6 million increase in third party royalties partially offset by a $.7 million increase in cost and expenses. Foreign operating income of $4.9 million decreased $3.7 million, compared to the same period in 2003, primarily due to the $4.5 million forgiveness of intercompany debt included in 2003, the increase in cost and expenses of $1.4 million, and the $.6 million increase in intercompany royalty expense partially offset by the increase in gross profit of $2.8 million.

Other income (expense) for the nine months ended September 30, 2004 increased $2.5 million from the same period in 2003 primarily as a result of the pretax gain on the sale of the Company’s shares in Japan PLP Co. Ltd. of $2.3 million and a $.2 million increase in interest income net of interest expense.

Income taxes for the nine months ended September 30, 2004 of $5.3 million increased $2.2 million, or 69%, compared to the same period in 2003. The effective tax rate in 2004 was 36.4% compared to 69% in 2003 primarily as a result of tax charge in 2003 relating to the historical earnings net of dividends for the Company’s Japanese joint ventures.

As a result of the preceding, net income for the nine months ended September 30, 2004 was $9.2 million which represents an increase of $7.8 million from 2003.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $10 million for the first nine months of 2004, a decrease of $3.8 million when compared to the same period in 2003. An increase in net income of $7.8 million was offset by a decrease in non-cash expenses of $2.5 million and an increase in working capital of $9.1 million, primarily accounts receivable as a result of higher net sales, when compared to 2003.

Net cash used in investing activities of $2 million represents a decrease of $1.7 million when compared to 2003. This decrease is primarily a result of the Company’s sale of its 49% interest in a joint venture in Japan, resulting in proceeds from the sale of approximately $1.9 million, offset by higher capital expenditures of $.5 million in 2004 compared to 2003. The Company is continually analyzing potential acquisition candidates and business alternatives but has no commitments that would materially affect the Company’s operations or results.

Cash used in financing activities was $6.3 million. During 2004, approximately $2.6 million in cash was used to repurchase 100,000 common shares and $3.5 million was used to pay dividends.

The Company’s current ratio was 3.3 to 1 at September 30, 2004 compared to 3.5 to 1 at December 31, 2003. Working capital was $70.5 million at September 30, 2004 compared to $63.6 million at December 31, 2003. This increase in working capital is primarily due to greater accounts receivables of $8 million as a result of higher sales in 2004. At September 30, 2004, the Company’s unused balance under its credit facility was $20 million and its bank debt to equity percentage was 4%. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth, and profitability. At September 30, 2004 the Company was in compliance with these covenants. The Company believes its future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, the Company believes its existing cash position, together with its untapped borrowing capacity, provides substantial financial resources. If the Company were to incur significant additional indebtedness it expects to be able to continue to meet liquidity needs under the credit facilities but at an increased cost for interest and commitment fees. The Company does not believe it would increase its debt to a level that would have a material adverse impact upon results of operations or financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

During January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, Consolidated Financial Statements (FIN 46). FIN 46 clarifies the accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB released a revised version of FIN 46 (FIN 46R). The revision slightly modified the variable interest model contained in FIN 46. However, FIN 46R adopted certain scope exceptions and clarified definitions and calculations underlying the model. FIN 46R required the application of either FIN 46 or FIN 46R for Special Purpose Entities (“SPE”) in the annual reporting period ending after December 15, 2003. The application of FIN 46R for non-SPEs was deferred until the quarter ending March 31, 2004. The Company has adopted the applicable disclosure provisions of FIN 46 and FIN 46R in the financial statements.

The Company has invested in qualified affordable housing projects as a limited partner. The Company receives affordable housing federal tax credits for these limited partnership investments. The Company’s maximum potential exposure to these partnerships is $.3 million, consisting of the limited partnership investments plus unfunded commitments. The Company has determined its investment should not be consolidated in accordance with FIN 46R.

On September 28, 2004, the Company sold its equity investment in a Japanese joint venture, eliminating any exposure the Company had for this investment. See Note J in the Notes To Consolidated Financial Statements for further details on the sale of the Company’s investment.

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

The Company has no foreign currency forward exchange contracts outstanding at September 30, 2004. The Company does not hold derivatives for trading purposes.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities, which consisted of borrowings of $4.8 million at September 30, 2004. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.1 million for the nine-month period ended September 30, 2004.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $2.3 million and on income before tax of less than $.1 million.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004. Based on the evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Share Sale Agreement between Fujikura Ltd. and Preformed Line Products Company dated August 30, 2004, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

FORWARD LOOKING STATEMENTS

Cautionary Statement for “Safe Harbor” Purposes Under The Private Securities Litigation Reform Act of 1995

This Form 10-Q and other documents we file with the Securities and Exchange Commission contain forward-looking statements regarding the Company’s and management’s beliefs and expectations. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance (as opposed to historical items) and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the Company’s control. Such uncertainties and factors could cause the Company’s actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:

•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States and Western Europe;

•	The effect on the Company’s business resulting from economic uncertainty within Latin American regions;

•	Technology developments that affect longer-term trends for communication lines such as wireless communication;

•	The Company’s success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

•	The rate of progress in continuing to reduce costs and in modifying the Company’s cost structure to maintain and enhance the Company’s competitiveness;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful in expanding the Company’s product line into new areas for inside plant;

•	The Company’s ability to identify, complete and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	Changes in significant government regulations affecting environmental compliance;

•	The Company’s ability to continue to compete with larger companies who have acquired a substantial number of the Company’s former competitors;

•	The Company’s ability to compete in the domestic data communications market;

•	The Company’s ability to recover sales in the telecommunication markets;

•	The Company’s ability to have continued success in emerging markets such as China;

•	The Company’s ability to internally develop new products; and

•	Other factors disclosed previously and from time to time in the Company’s filings with the Securities and Exchange Commission. These filings can be found on the Securities and Exchange Commission’s website at www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 1, 2004	/s/ Robert G. Ruhlman

Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 1, 2004	/s/ Eric R. Graef

Eric R. Graef
Vice President — Finance and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	Share Sale Agreement between Fujikura Ltd. and Preformed Line Products Company dated August 30, 2004, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.