Form 10-K
period 2004-12-31
PREFORMED LINE PRODUCTS CO
filed 2005-03-24
CIK 80035

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2004 was $61,381,030, based on the closing price of such common shares, as reported on the NASDAQ National Market System. As of March 11, 2005, there were 5,729,097 common shares of the Company ($2 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2005 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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

     The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:

•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States, Canada, Japan and Western Europe;

•	The effect on the Company’s business resulting from economic uncertainty within Latin American regions;

•	Technology developments that affect longer-term trends for communication lines such as wireless communication;

•	The Company’s success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

•	The rate of progress in continuing to reduce costs and in modifying the Company’s cost structure to maintain and enhance the Company’s competitiveness;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful in expanding the Company’s product line into new areas for inside plant;

•	The Company’s ability to identify, complete and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	Changes in significant government regulations affecting environmental compliances;

•	The Company’s ability to continue to compete with larger companies who have acquired a substantial number of the Company’s former competitors;

•	The Company’s ability to compete in the domestic data communications market;

•	The Company’s ability to recover sales in the telecommunication markets;

•	The Company’s ability to have continued success in emerging markets such as China;

•	The Company’s ability to internally develop new products; and

•	Other factors disclosed previously and from time to time in the Company’s filings with the Securities and Exchange Commission. These filings can be found on the Securities and Exchange Commission’s website at www.sec.gov.

Part I

Item 1. Business

Background

     Preformed Line Products Company (“the Company”) is an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, communications, cable operators, information (data communication) and other similar industries. The Company’s primary products support, protect, connect, terminate and secure cables and wires. The Company also manufactures a line of products serving the voice and data transmission markets. The Company’s goal is to continue to achieve profitable growth as a leader in the innovation, development, manufacture and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets.

     The Company serves a worldwide market through strategically located domestic and international manufacturing facilities. Each of the Company’s domestic manufacturing facilities and many of the Company’s foreign manufacturing facilities are International Standards Organization (“ISO”) 9001 certified. The ISO 9001 certification is an internationally recognized quality standard for manufacturing and assists the Company in marketing its products in certain markets. The Company’s customers include public and private energy utilities and communication companies, cable operators, financial institutions, governmental agencies, original equipment manufacturers, contractors and subcontractors, distributors and value-added resellers. The Company is not dependent on a single customer or a few customers. No single customer accounts for more than ten percent of the Company’s consolidated revenues.

     The Company’s products include:

•	Formed Wire and Related Hardware Products

•	Protective Closures

•	Plastic Products

•	Data Communication Interconnection Devices

•	Other Products

     Formed Wire Products are used in the energy, communications, cable and non-utility industries to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics (e.g., vibration). These products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape. Advantages of using the Company’s helical formed wire products are that they are economical, dependable and easy to use. The Company introduced formed wire products to the power industry over 50 years ago and such products enjoy an almost universal acceptance in the Company’s markets. Formed wire and related hardware products are approximately 46%, 46%, and 43% of the Company’s revenues in 2004, 2003 and 2002, respectively.

     Protective Closures, including splice cases, are used to protect fixed line communication networks, such as copper cable or fiber optic cable, from moisture, environmental hazards and other potential contaminants.

Protective closures are approximately 29%, 29% and 28% of the Company’s revenues in 2004, 2003 and 2002, respectively.

     Plastic Products, including guy markers, tree guards, fiber optic cable markers and pedestal markers are used in energy, communications, cable television and non-utility industries to identify power conductors, communication cables and guy wires. Plastic products are approximately 3% of the Company’s revenues in 2004, 2003 and 2002, respectively.

     Data Communication Interconnection Devices are products used in high-speed data systems to connect electronic equipment. Data communication interconnection devices are approximately 17%, 17% and 22% of the Company’s revenues in 2004, 2003 and 2002, respectively.

     “Other” Products include hardware assemblies, pole line hardware, resale products, underground connectors and urethane products. They are used by energy, communications, cable and non-utility industries for various applications and are defined as products that compliment the Company’s core line offerings. “Other” products are approximately 5%, 5% and 4% of the Company’s revenues in 2004, 2003 and 2002, respectively.

Corporate History

     The Company was incorporated in Ohio in 1947 to manufacture and sell helically shaped “armor rods,” which are sets of stiff helically shaped wires applied on an electrical conductor at the point where it is suspended or held. Thomas F. Peterson, the Company’s founder, developed and patented a unique method to manufacture and apply these armor rods to protect electrical conductors on overhead power lines. Over a period of years Peterson and the Company developed, tested, patented, manufactured and marketed a variety of helically shaped products for use by the electrical and telephone industries. Although all of Peterson’s patents have now expired, those patents served as the nucleus for licensing the Company’s formed wire products abroad.

     The success of the Company’s formed wire products in the United States led to expansion abroad. The first international license agreement was established in the mid-1950s in Canada. In the late 1950s the Company’s products were being sold through joint ventures and licensees in Canada, England, Germany, Spain and Australia. Additionally, the Company began export operations and promoted products into other selected offshore markets. The Company continued its expansion program, bought out most of the original licensees, and, by the mid-1990s, had complete ownership of operations in Australia, Brazil, Canada, Great Britain, South Africa and Spain and held a minority interest in two joint ventures in Japan.

     Recognizing the need for a stronger presence in the fast growing Asian market, in 1996 the Company also formed a joint venture in China and, in 2000, became sole owner of this venture. All of the Company’s international subsidiaries operate as independent business units with the necessary infrastructure (manufacturing, engineering, marketing and general management) to support local business activities. Each is staffed with local personnel at all levels to ensure that the Company is well versed in local business practices, cultural constraints, technical requirements and the intricacies of local client relationships.

     In 1968, the Company expanded into the underground telecommunications field by acquisition of the Smith Company located in California. The Smith Company had a patented line of buried closures and pressurized splice cases. These closures and splice cases protect copper cable openings from environmental damage and degradation. The Company continued to build on expertise acquired through the acquisition of the Smith Company and in 1995 introduced the highly successful COYOTE® Closure line of products. Since 1995 nine domestic and three foreign patents have been granted to the Company on the COYOTE Closure. None of the COYOTE Closure patents have expired. The earliest COYOTE Closure patent was filed in April 1995 and will not expire until April 2015.

     In 2001, the Company introduced its new ARMADILLO® Closure, a plastic pressurized underground, buried and aerial splice case for copper voice, data and video cables. This new product is an alternative to the Company’s stainless steel splice case, which for over 30 years has set an industry standard for waterproof, re-enterable underground and buried closures and aerial applications.

     In 1993, the Company purchased the assets of Superior Modular Products Company. Located in Asheville, North Carolina, Superior Modular Products is a technical leader in the development and manufacture of high-speed interconnection devices for voice, data and video applications. This acquisition was the catalyst to expand the Company’s range of communication products to components for structuring cabling systems used inside a customer’s premises.

     In 2000, the Company acquired Rack Technologies Pty., Ltd, headquartered in Sydney, Australia. Rack Technologies is a specialist manufacturer of rack system enclosures for the communications, electronics and securities industries. This acquisition complements and broadens the Company’s existing line of data communication products used inside a customer’s premises.

     In 2002, the Company acquired the remaining 2.6% minority interest in its operations in Mexico.

     In 2003, the Company acquired assets of Richardson Pacific Ltd located in Sydney, Australia. This acquisition complements the existing product lines manufactured at Rack Technologies for the data communications industry.

     In 2003, the Company sold its 24% interest in Toshin Denko Kabushiki Kaisha in Osaka, Japan. The Company’s investment in Toshin Denko dates back to 1961 when the Joint Venture Company was founded. The Company realized an after-tax gain of $.9 million from the sale.

     In 2004, the Company acquired assets of Union Electric Manufacturing Co. Ltd, located in Bangkok, Thailand.

     In 2004, the Company sold its 49% interest in Japan PLP Co. Ltd., a joint venture in Japan. The sale resulted in an after-tax gain of $1.6 million.

     The Company’s World headquarters is located at 660 Beta Drive, Mayfield Village, Ohio 44143.

Business

     The demand for the Company’s products comes primarily from new, maintenance and repair construction for the energy industry, communication and data communication customers. The Company’s customers use many of the Company’s products, including formed wire products, in maintenance construction, to revitalize the aging outside plant infrastructure. Many of the Company’s products are used on a proactive basis by the Company’s customers to reduce and prevent lost revenue. A single malfunctioning line could cause the loss of thousands of dollars per hour for a power or communication customer. A malfunctioning fiber cable could also result in substantial revenue loss. Repair construction by the Company’s customers generally occurs in the case of emergency or natural disasters, such as hurricanes, tornadoes, earthquakes, floods or ice storms. Under these circumstances, the Company provides 24-hour service to get the repair products to customers as quickly as possible.

     The Company has adapted the formed wire products’ helical technology for use in a wide variety of fiber optic cable applications that have special requirements. The Company’s formed wire products are uniquely qualified for these applications due to the gentle gripping over a greater length of the fiber cable. This is an advantage over traditional pole line hardware clamps that compress the cable to the point of possible fatigue and optical signal deterioration.

     The Company’s protective closures and splice cases are used to protect cable from moisture, environmental hazards and other potential contaminants. The Company’s splice case is an easily re-enterable closure that allows utility maintenance workers access to the cable splice closure to repair or add communications services. Over the years, the Company has made many significant improvements in the splice case that have greatly increased its versatility and application in the market place. The Company also designs and markets custom splice cases to satisfy specific customer requirements. This has allowed the Company to remain a strong partner with several primary customers and has earned the Company the reputation as a responsive and reliable supplier.

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

     The Company also designs and manufactures data communication interconnect devices and enclosures for data communications networks, offering a comprehensive line of copper and fiber optic cross-connect systems. The product line enables reliable, high-speed transmission of data over customer’s local area networks.

Joint Ventures and License Agreements

     During the third quarter of 2004 the Company sold its 49% interest in Japan PLP Co. Ltd., a joint venture. Proceeds of the sale were approximately $1.9 million. The sale resulted in a pretax gain of $2.3 million ($1.6 million after tax or $.29 per share), which includes the reversal of $1.6 million in the cumulative translation adjustment related to the equity investment.

     During the fourth quarter of 2003 the Company sold its 24% ownership interest in Toshin Denko Kabushiki Kaisha, a joint venture. Proceeds of the sale were approximately $7.1 million, and the transaction resulted in a pretax gain of $3.5 million, which includes the reversal of $1.7 million in the cumulative translation adjustment related to the equity investment. The entire amount of the proceeds was taxable resulting in a tax of $2.6 million and therefore reduces the gain to $.9 million after tax.

     The Company receives royalties under twenty-two separate license agreements. The Company does not believe that its business is materially dependent on any one license agreement.

Markets

     The Company markets its products to the energy, communications, cable operators, information (data communication) and non-utility industries. While rapid changes in technology have blurred the distinctions between telephone, cable, and data communication, the energy industry is clearly distinct. The Company’s role in the energy industry is to supply formed wire products and related hardware used with the electrical conductors, cables and wires that transfer power from the generating facility to the ultimate user of that power. Formed wire products are used to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics.

     Electric Utilities - Transmission. The electric transmission grid is the interconnected network of high voltage aluminum conductors used to transport large blocks of electric power from generating facilities to distribution networks. Currently, there are three major power grids in the United States: the Eastern Interconnect, the Western Interconnect and the Texas Interconnect. Virtually all electrical energy utilities are connected with at least one other utility by one of these major grids. The Company believes that the transmission grid has been neglected throughout much of the United States for more than a decade. Additionally, because of deregulation, some electric utilities have turned this responsibility over to Independent System Operators (ISOs), who have also been slow to add transmission lines. With demand for power now exceeding supply in some areas, the need for the movement of bulk power from the energy-rich states to the energy-deficient areas means that new transmission lines will likely be built and many existing lines will likely be refurbished. The Company believes that this will generate growth for the Company’s products in this market over at least the next several years. In addition, increased construction of international transmission grids is occurring in many regions of the world. However, consolidation in the markets the Company services may also have an adverse impact on the Company’s revenues.

     Electric Utilities - Distribution. The distribution market includes those utilities that distribute power from a substation where voltage is reduced to levels appropriate for the consumer. Unlike the transmission market in this era of deregulation, distribution is still handled primarily by local electric utilities. These utilities are motivated to reduce cost in order to maintain and enhance their profitability. The Company believes that its growth in the distribution market will be achieved primarily as a result of incremental gains in market share driven by emphasizing the Company’s quality products and service over price. Internationally, especially in the developing regions, there is increasing political pressure to extend the availability of electricity to additional populations. Through its global network of factories and sales offices, the Company is prepared to take advantage of this new growth in construction.

     Communication and Cable. The communications and cable industries has seen an increase in new and maintenance construction in 2004 rebounding after the downturn over the previous three years. Major developments, including growing competition between the cable and communications industries and increasing overall demand for high-speed communications services, have led to a changing regulatory and competitive environment in many markets throughout the world. The deployment of new access networks and improvements to existing networks for advanced applications continues to gain momentum.

     Cable operators, local communications operators and power utilities are building, rebuilding or upgrading signal delivery networks in developed countries. These networks are designed to deliver video and voice transmissions and provide Internet connectivity to individual residences and businesses. Operators deploy a variety of network technologies and architectures, to carry broadband and narrowband signals. These architectures are constructed of electronic hardware connected via coaxial cables, copper wires or optic fibers. The Company manufactures closures that these industries use when they require connections or splice housings in a secure, protective closure and cable management connectivity systems.

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

     The industry has developed new technological methods to increase the usage of copper-based plant through high-speed digital subscriber lines (DSLs). The popularity of these services, the regulatory environment and the increasingly fierce competition between communications and cable operators has driven the recent move toward building out the “last mile” in fiber networks. Fiber-to-the-Premise (FTTP) promises to be the next wave in broadband innovation and carrying fiber optic technology all the way into homes and businesses. The Company has been actively developing products that address this shift in emphasis among our customers in this market.

     Data Communication. The data communication market is being driven by the continual demand for increased bandwidth. Growing Internet Service Providers (ISPs), construction in Wide Area Networks (WANs) and demand for data communication in the workplace are all key elements to the increased demand for the connecting devices made by the Company. This market will increasingly be focused on the systems that provide the highest speed and highest quality signal, such as fiber optic and copper networks. The Company’s connecting devices are sold to a number of categories of customers including (i) original equipment manufacturers (OEMs), which incorporate the Company’s connector technology in their product offering, (ii) ISPs, (iii) large companies and organizations which have their own LAN (local area network) for data communication, and (iv) national and international distributors of structured cabling systems and components for use in the above markets.

     Non-Utility Industries. The Company’s formed wire products can also be used in other industries which require a method of securing or terminating cables, including the metal building and tower and antenna industries, the arborist industry, and various applications within the marine systems industry. Products other than formed wire products are also marketed to other industries. For example, the Company’s urethane capabilities allow it to market products to the light rail industry. The Company continues to explore new and innovative uses of its manufacturing capabilities; however, these markets remain a small portion of overall consolidated sales.

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

     While a number of the Company’s foreign plants are in developed countries, the Company believes it has strong market opportunities in developing countries, in particular, China, where the need for the transmission and distribution of electrical power is significant. The Company is now serving the Far East market, other than China and Japan, primarily from a new operation in Thailand. In addition, as the need arises, the Company is prepared to establish new manufacturing facilities abroad. For example, in January 2001 the Company moved its Mexican manufacturing operations from a leased facility in Mexico City, Mexico to a newly constructed facility in Queretaro, Mexico. During 2003 a 25,000 square foot addition was completed at the manufacturing facility in China. In 2004, through a small acquisition, a new manufacturing operation was established outside of Bangkok, Thailand.

Sales and Marketing

     Nationally and internationally, the Company markets its products through a direct sales force and manufacturer’s representatives. The latter are independent organizations that represent the Company as well as other complimentary product lines. These organizations are paid a commission based on the sales amount. The direct sales force is employed by the Company and works with the manufacturer’s representatives as well as key direct accounts and distributors, who also buy and resell the Company’s products.

Research and Development

     The Company is committed to providing technical leadership through scientific research and product development in order to continue to expand the Company’s position as a supplier to the communications and power industries. Research is conducted on a continuous basis using internal experience in conjunction with outside professional expertise to develop state-of-the-art materials for all of the Company’s products. These products capitalize on cost-efficiency while offering exacting mechanical performance that meets or exceeds industry standards. The Company’s research and development activities have resulted in numerous patents being issued to the Company (see “Patents and Trademarks” below).

     Early in its history the Company recognized the need to understand the performance of its products and the needs of its customers. To that end, the Company developed its own Research and Engineering Center in Cleveland, Ohio. Using the Research and Engineering Center, engineers and technicians simulate a wide range of external conditions encountered by the Company’s products to ensure quality, durability and performance. The work performed in the Research and Engineering Center included advanced studies and experimentation with various forms of vibration. This work has contributed significantly to the collective knowledge base of the industries the Company serves and is the subject matter of many papers and seminars presented to these industries. The Company also developed the industry’s first mobile testing laboratory, the Dynalab, to monitor the phenomena affecting overhead conductor, wire and cable, allowing the Company’s sales representatives to work directly with customers in the field for training, problem identification and problem solving.

     In 1979, the Company relocated and expanded its Research and Engineering Center as a 29,000-square-foot addition to its World Headquarters in Mayfield Village, Ohio. The Company believes that this facility is one of the most sophisticated in the world in its specialized field. The expanded Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling. Today, the Company’s reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a major asset. In addition to testing, the work done at the Company’s Research and Development Center continues to fuel product development efforts. For example, the Company estimates that approximately 10% to 15% of 2004 revenues were attributed to products developed by the Company in the past five years. In addition, the Company’s position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission). These organizations are charged with the responsibility of establishing industrywide specifications and performance criteria. See Note A in the Notes To Consolidated Financial Statements for information relating to the Company’s research and development expenses in 2004, 2003 and 2002.

Patents and Trademarks

     The Company applies for patents in the United States and other countries, as appropriate, to protect its significant patentable developments. As of December 31, 2004, the Company had in force 23 U.S. patents and 11 foreign patents in four countries and had pending five U.S. patent applications and 12 foreign applications. While such domestic and foreign patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company’s business. The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company’s business as a whole or to any of its businesses. Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks. The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology. As of December 31, 2004, the Company had obtained U.S. registration on 31 trademarks and two trademark applications remained pending. Foreign registrations amounted to 169 registrations in 37 countries, with 24 pending foreign registrations.

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

     In the normal course of business, the Company from time to time makes and receives inquiries with regard to possible patent and trademark infringement. The extent of such inquiries from third parties has been limited to verbal remarks to Company representatives at industry trade shows. The Company believes that it is unlikely that the outcome of these inquiries will have a material adverse effect on the Company’s financial position.

Competition

     All of the markets that the Company serves are highly competitive. In each market the principal methods of competition are price, performance, and service. The Company believes, however, that several factors (described below) provide the Company with a competitive advantage.

•	The Company has a strong and stable workforce. This consistent and continuous knowledge base has afforded the Company the ability to provide superior service to the Company’s customers and representatives.

•	The Company’s Research and Engineering Center in Mayfield Village, Ohio and departments of subsidiary locations maintain a strong technical support function to develop unique solutions to customer problems.

•	The Company is vertically integrated both in manufacturing and distribution, continually upgrading equipment and processes.

•	The Company is sensitive to the marketplace and provides an extra measure of service in cases of emergency, storm damage and other rush situations. This high level of customer service and customer responsiveness has become a hallmark of the Company.

•	The Company’s 15 manufacturing locations ensure close support and proximity to customers worldwide.

     Domestically, there are two competitors for formed wire products. Although it has other competitors in many of the countries where it has plants, the Company has leveraged its expertise and is very strong in the global market. The Company believes that it is the world’s largest manufacturer of formed wire products. However, the Company’s formed wire products compete against other pole line hardware products manufactured by other companies.

     Minnesota Manufacturing and Mining Company (“3M”) is the primary domestic competitor of the Company for pressurized copper closures. The Company believes that its market share exceeds 3M’s market share. Based on its experience in the industry, the Company believes its market share stands at 60%. The fiber optic closure market is one of the most competitive product areas for the Company, with the Company competing against, among others, Tyco International Ltd. and 3M. There are a number of primary competitors and several smaller niche competitors that compete at all levels in the marketplace. The Company believes that it is one of four leading suppliers of fiber optic closures.

     The Company’s data communication competitors range from assemblers of low cost, low quality components, to well-established multinational corporations. The Company’s competitive strength is its technological leadership and manufacturing expertise. Additionally, the Company provides product to its licensees and other companies on a privately branded basis. Patented technology developed by the Company is currently licensed to many of its largest competitors. Low-cost Asian competitors, however, keep pressure on prices and will continue to do so.

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

     Most plastic resins are purchased under contracts to stabilize costs and improve delivery performance and are available from a number of reliable suppliers. Aluminized steel wire and aluminum re-draw rod are purchased in standard stock diameters and coils under contracts available from a number of reliable suppliers. Rolled stainless steel is purchased under contracts. Contracts are firm prices except for fluctuations of base metals and petroleum prices, which result in surcharges when global demand is greater than the available supply.

     The Company also relies on certain other manufacturers to supply products that complement the Company’s product lines, such as aluminum and ferrous castings, fiber optic cable and connectors, circuit boards and various metal racks and cabinets. The Company believes there are multiple sources of supply for these products.

     There have been no shortages in materials that have had an adverse effect on supply, and none are anticipated in 2005.

     Due to worldwide demand being greater than the available supply, costs of raw material have risen significantly. We anticipate raw material costs to continue to increase during 2005.

Backlog Orders

     The Company’s backlog is approximately 11% of net sales in 2004. The Company’s order backlog generally represents five to six weeks of sales. All customer orders entered are firm at the time of entry. Substantially all orders are shipped within a two to four week period unless the customer requests an alternative date.

Seasonality

     The Company markets products that are used by utility maintenance and construction crews worldwide. The products are marketed through distributors and directly to end users, who maintain stock to ensure adequate supply for their customers and construction crews. As a result, the Company does not have wide variation in sales from quarter to quarter.

Environmental

     The Company is subject to extensive and changing federal, state, and local environmental laws, including laws and regulations that (i) relate to air and water quality, (ii) impose limitations on the discharge of pollutants into the environment, (iii) establish standards for the treatment, storage and disposal of toxic and hazardous waste, and (iv) require proper storage, handling, packaging, labeling, and transporting of products and components classified as hazardous materials. Stringent fines and penalties may be imposed for noncompliance with these environmental laws. In addition, environmental laws could impose liability for costs associated with investigating and remediating contamination at the Company’s facilities or at third-party facilities at which the Company has arranged for the disposal treatment of hazardous materials.

     Although no assurances can be given, the Company believes it is in compliance in all material respects with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability. The Company does not expect to make any material capital expenditure during 2005 for environmental control facilities. The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays. However, the Company does not believe that these expenditures should ultimately result in a material adverse effect on its financial position or results of operations. The Company cannot predict the precise effect such future requirements, if enacted, would have on the Company, although the Company believes that such regulations would be enacted over time and would affect the industry as a whole.

Employees

     At December 31, 2004, the Company and its consolidated subsidiaries had 1,395 employees. Approximately 49% of the Company’s employees are located in the United States.

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

     The public may read and copy any materials the Company files with or furnishes to the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information filed with the SEC by electronic filers. The SEC’s Internet site is http://www.sec.gov. The Company also has a link from its Internet site to the SEC’s Internet site, this link can be found on the investor relations page of our Internet site.

Item 2. Properties

     The Company currently owns or leases 21 facilities, which together contain approximately 1.4 million square feet of manufacturing, warehouse, research and development, sales and office space worldwide. Most of the Company’s international facilities contain space for offices, research and engineering (R&E), warehousing and manufacturing with manufacturing using a majority of the space. The following table provides information regarding the Company’s facilities:

Location	Use	Owned/Leased	Square Feet
1. Mayfield Village, Ohio	Corporate Headquarters	Owned	62,000
	Research and
	Engineering Center

2. Rogers, Arkansas	Manufacturing	Owned	310,000
	Warehouse
	Office

3. Albemarle, North Carolina	Manufacturing	Owned	261,000
	Warehouse
	Office

4. Asheville, North Carolina	Manufacturing	Owned	64,100
	R&E
	Warehouse
	Office

5. Sydney, Australia	Manufacturing	Leased	17,000
	R&E
	Warehouse
	Office

6. Sydney, Australia	Manufacturing	Owned	91,000
	R&E
	Warehouse
	Office

7. Sydney, Australia	Manufacturing	Leased	18,000
	Warehouse
	Office

8. São Paulo, Brazil	Manufacturing	Owned	148,500
	R&E
	Warehouse
	Office

9. Cambridge, Ontario, Canada	Manufacturing	Owned	73,300
	Warehouse
	Office

10. Andover, Hampshire, England	Manufacturing	Owned	89,400
	R&E
	Warehouse
	Office

11. Queretaro, Mexico	Manufacturing	Owned	52,900
	Warehouse
	Office

Location	Use	Owned/Leased	Square Feet
12. Beijing, China	Manufacturing	Owned	59,000
	Warehouse
	Office

13. Pietermaritzburg, South Africa	Manufacturing	Owned	73,100
	R&E
	Warehouse
	Office

14. Sevilla, Spain	Manufacturing	Owned	63,300
	R&E
	Warehouse
	Office

15. Bangkok, Thailand	Manufacturing	Leased	16,000
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

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the security holders of the Registrant during the quarter ended December 31, 2004.

Executive Officers of the Registrant

     Each executive officer is appointed by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal.

Name	Age	Position
Robert G. Ruhlman	48	Chairman, President and Chief Executive Officer
Eric R. Graef	52	Vice President - Finance and Treasurer
William H. Haag	41	Vice President - International Operations
Robert C. Hazenfield	51	Vice President - Research and Engineering
J. Cecil Curlee Jr.	48	Vice President - Human Resources
Dennis F. McKenna	38	Vice President - Global Business Development

     The following sets forth the name and recent business experience for each person who is an executive officer of the Company at March 1, 2005.

     Robert G. Ruhlman was elected Chairman in July 2004. Mr. Ruhlman has served as Chief Executive Officer since July 2000 and as President since 1995 (positions he continues to hold). He had served as Chief Operating Officer from 1995 until July 2000. Robert G. Ruhlman joined the Company in 1979 as an engineer in the Company’s former Marine Products Division. He served as Vice President, Corporate Planning from 1989 until becoming Executive Vice President in 1992. Mr. Ruhlman has served as a Director of the Company since 1992.

     Eric R. Graef was elected Vice President—Finance and Treasurer in December 1999. Prior to that time, Mr. Graef was employed by The Lubrizol Corporation, a multi-billion dollar specialty chemical manufacturer, in various financial positions from 1986 until rejoining the Company in December 1999. Mr. Graef was previously employed by the Company from 1978 through 1986.

     William H. Haag was elected Vice President—International Operations in April 1999. From January 1997 until January 1999 he was Regional Operations Manager and from January 1999 until April 1999 he was director of International Operations.

     Robert C. Hazenfield has served as Vice President—Research and Engineering since April 1998.

     J. Cecil Curlee Jr. was hired in 1982 in the position of Personnel Manager at the Albemarle, North Carolina facility. He was promoted to Director of Employee Relations in September 2002 and was elected Vice President—Human Resources in January 2003.

     Dennis F. McKenna was elected Vice President—Global Business Development in April 2004. Mr. McKenna joined the Company in 1993 as a sales engineer and has served in various international and domestic product management, operations, and general management roles within the Company.

Part II

Item 5. Market for Registrant’s Common Shares and Related Shareholder Matters

     The Company’s Common Shares are traded on NASDAQ under the trading symbol “PLPC”. As of March 14, 2005, the Company had approximately 729 shareholders of record. The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company’s Common Shares as reported by the NASDAQ and (ii) the amount per share of cash dividends paid by the Company.

     While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company’s Board of Directors in light of then current needs of the Company. Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.

	Year ended December 31
	2004			2003
Quarter	High	Low	Dividend	High	Low	Dividend

First	$33.50	$24.60	$0.20	$17.15	$13.88	$0.20
Second	28.00	22.70	0.20	15.47	13.50	0.20
Third	30.18	21.75	0.20	20.00	14.70	0.20
Fourth	32.25	28.21	0.20	31.50	18.45	0.20

Equity Compensation Plan Information

     The information required by Item 201(d) of Regulation S-K is set forth in Note G to the Notes to Consolidated Financial Statements.

Purchases of Equity Securities

     The information required by Item 703 of Regulation S-K related to the purchase of shares of the issuer’s equity securities is included in the following table:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that may yet be
	of Shares	Average Price	Publicly Announced	Purchased under the
Period	Purchased	Paid per Share	Plans or Programs	Plans or Programs
December 2004	13,755	$28.75	13,755	86,245

     On December 16, 2004, the Company announced the Board of Directors authorized a plan to repurchase up to 100,000 of shares of Preformed Line Products common shares. The repurchase plan does not have an expiration date.

Item 6. Selected Financial Data

	2004	2003	2002	2001	2000
	(Thousands of dollars, except per share data)
Net Sales and Income (Loss)
Net sales	$183,112	$153,333	$169,842	$196,365	$207,332
Operating income (loss)	15,827	5,484	(426)	7,571	18,805
Income (loss) before income taxes and equity in net income of joint ventures	15,949	5,254	(1,026)	7,432	17,135
Net income (loss)	13,037	4,383	(1,140)	5,176	11,051
Per Share Amounts
Net income (loss) - basic	$2.27	$0.76	$(0.20)	$0.90	$1.91
Net income (loss) - diluted	2.25	0.76	(0.20)	0.90	1.91
Dividends declared	0.80	0.80	0.80	0.75	0.60
Shareholders’ equity	22.39	20.76	19.76	20.98	21.47
Other Financial Information
Current assets	$101,603	$88,979	$78,522	$83,230	$87,783
Total assets	158,808	148,970	144,784	161,190	170,611
Current liabilities	27,922	25,628	23,954	37,638	26,244
Long-term debt	2,362	2,515	5,847	2,341	20,160
Shareholders’ equity	128,337	120,730	114,096	120,780	123,856

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Market Overview

     In 2004 utility customers within our domestic energy market continued to make moderate increases in expenditures for maintenance of existing lines and for new construction projects previously deferred. We believe the improving general economy will enable the utility customers in the energy market to continue moderate increased spending in 2005. However, any additional significant increases in investment by the utility customers in the energy market to rebuild the nation’s transmission system are uncertain until pending regulatory issues are resolved. The Energy Bill remains stalled in Congress, and The Federal Energy Regulatory Commission continues discussion on the development of a deregulated market model acceptable to all affected parties.

     We believe domestic communication companies are still cautiously managing their construction projects for digital subscriber loops (DSL) and doing minimal maintenance to their copper wire networks. However, we believe these companies are recognizing the need to increase their network capabilities in order to be competitive with the cable television (CATV) operators, Competitive Local Exchange Carriers, and broadband over power companies. Companies in the communication market continue their commitment to bring Fiber-to-the-Premise (FTTP). Verizon recently stated its target for 2005 is to pass two million homes and businesses with fiber. SBC has announced plans to deploy fiber optics to customers and build an advanced Internet network capable of delivering television, data and voice services substantially beyond what is available currently. SBC will use both FTTP and Fiber-to-the-Node (FTTN) technologies. By the end of 2007, SBC expects to reach 17 million households with FTTN technology and nearly 1 million households with FTTP.

     Demand for our products worldwide is expected to remain strong in 2005, although we expect continued pressure on selling prices.

Preface

     Our worldwide net sales and gross profit improved substantially in 2004. Net sales increased 19% and the resulting gross profit increased 29% from the previous year.

     To enhance our competitive market position in the Asia Pacific region, in April 2004, we acquired the assets of Union Electric Manufacturing Co. Ltd. located in Bangkok, Thailand, for $.5 million through our newly formed subsidiary, Preformed Line Products (Asia) Ltd.

     In September 2004, we sold our 49% interest in Japan PLP Co. Ltd., a joint venture. Proceeds of the sale were approximately $1.9 million, and the transaction resulted in a pretax gain of $2.3 million, which includes the reversal of $1.7 million in the cumulative translation adjustment related to our equity investment. The entire amount of the proceeds was taxable resulting in a tax of $.7 million and therefore reduces the gain to $1.6 million after tax, or $.29 per share. On October 2, 2003 we sold our 24% interest in Toshin Denko Kabushiki Kaisha, a joint venture in Japan. Cash proceeds of the sale were approximately $7.1 million and the transaction resulted in a pretax gain of $3.5 million that includes the reversal of $1.7 million in the cumulative translation adjustment related to our equity investment. The entire amount of the proceeds was taxable resulting in a tax of $2.6 million, which reduced the after-tax gain to $.9 million, or $.15 per share.

     In 2005 we expect incremental external and internal costs of complying with Section 404 of Sarbanes-Oxley Act of 2002.

2004 Results of Operations compared to 2003

     In 2004 consolidated net sales were $183.1 million, an increase of $29.8 million, or 19%, from 2003. Domestic net sales of $107.1 million increased $16.4 million, or 18%. The increase was due primarily to volume increases in the energy and communications markets. We anticipate the current upward trend in the energy and communications markets to continue in 2005 but at a slower rate than experienced in 2004. Foreign net sales of $76 million increased $13.4 million, or 21%. Foreign net sales were favorably impacted by $6.2 million, or 10%, when converted to U.S. dollars as a result of the weaker U.S. dollar compared to most foreign currencies. No individual foreign country accounted for 10% or more of our consolidated net sales. We believe our foreign markets will remain strong for 2005 but will continue to experience competitive price pressure.

     Gross profit of $59.5 million for 2004 increased $13.5 million, or 29%, compared to 2003. Domestic gross profit of $33.2 million increased $8.6 million, or 35%. Domestic gross profit increased $4.5 million primarily due to increased sales and $6.2 million due to lower per unit manufacturing costs, partially offset by an increase in raw material costs of $2.1 million. The lower per unit manufacturing costs are a result of fixed expenses being spread over more sales. Foreign gross profit of $26.3 million increased by $4.9 million, or 23%. The favorable impact resulting from converting native currency to U.S. dollars was $2 million. We expect raw material costs for basic metal and petroleum based raw materials to continue to increase in 2005. We believe our product pricing will enable us to partially offset the gross profit impact of the increase in raw material costs.

     Costs and expenses increased $3.7 million, or 9%, compared to 2003, as summarized in the following table:

	Year ended December 31
				%
(thousands of dollars)	2004	2003	Change	Change
Costs and expenses
Domestic:
Selling	$12,621	$11,445	$1,176	10%
General and administrative	12,967	12,332	635	5
Research and engineering	4,032	3,650	382	10
Other operating (income) expense - net	(166)	196	(362)	NM	*
Intercompany debt forgiveness	—	4,545	(4,545)	NM	*

	29,454	32,168	(2,714)	(8)

Foreign:
Selling	6,359	5,647	712	13
General and administrative	8,193	7,271	922	13
Research and engineering	1,634	1,560	74	5
Other operating (income) expense - net	(68)	(246)	178	NM	*
Intercompany debt forgiveness	—	(4,545)	4,545	NM	*

	16,118	9,687	6,431	66

Total	$45,572	$41,855	$3,717	9%

*	NM - Not Meaningful

     During 2003, our domestic operations forgave foreign intercompany debt of $4.5 million related to an abandoned European data communications operation. This amount is included as expense for our domestic operations and as income for our foreign operations.

     Domestic costs and expenses of $29.5 million increased $1.8 million, or 7%, excluding intercompany debt forgiveness from 2003. Domestic selling expense increased primarily as a result of a $1.2 million increase in commissions on higher sales. General and administrative expense increased $.6 million principally as a result of an increase in employee compensation expenses. Research and engineering expense increased $.4 million due primarily to an increase in personnel. Other operating income improved $.4 million primarily due to a $.2 million gain on the sale of property and a $.2 million increase in the cash surrender value related to life insurance policies.

     Foreign costs and expenses of $16.1 million increased $1.9 million, or 13%, excluding intercompany debt forgiveness from 2003. The weaker dollar unfavorably impacted costs and expenses by $1.2 million when foreign costs in local currency were translated to U.S. dollars. Additionally, selling expense increased $.3 million primarily as a result of increased employee related expenses in our European and Latin American operations. General and administrative expense increased $.2 million primarily as a result of expenses related to the addition of our Thailand operation in April 2004. Research and engineering expense remained relatively unchanged from 2003, net of the impact of currency translation. Other operating income decreased primarily due to a $.1 million increase in losses on foreign currency transactions.

     Royalty income of $1.9 million increased by $.5 million as a result of higher data communication royalties compared to 2003 due to aggressive pursuit of our intellectual property rights, which resulted in one settlement.

     Operating income of $15.8 million for the year ended December 31, 2004 increased $10.3 million compared to the previous year. This increase was primarily a result of an increase in gross profit of $13.5 million and a $.5 million increase in royalty income, partially offset by a $3.7 million increase in costs and expenses. Domestic operating income increased $12.6 million as a result of $8.6 million higher gross profit, a $.5 million increase in royalty income, the forgiveness of intercompany debt of $4.5 million in 2003, and a $.8 million increase in intercompany royalty income, partially offset by a $1.8 million increase in costs and expenses. Foreign operating income of $7.1 million decreased $2.3 million primarily due to the $4.5 million forgiveness of intercompany debt in 2003, the $1.9 million increase in costs and expenses, and a $.8 million increase in intercompany royalty expense, partially offset by an increase in gross profit of $4.9 million.

     Other income for the year ended December 31, 2004 of $.1 million improved $.4 million compared to expense of $.3 million in 2003. This increase is primarily due to a $.4 million increase in interest income, net of interest expense.

     Income taxes for the year ended December 31, 2004 of $5.3 million were $.7 million higher than the prior year. The effective tax rate in 2004 on income before income taxes, including equity in net income of joint ventures, was 29% compared to 51% in 2003. The 2004 effective tax rate is lower than the 35% statutory federal rate primarily as a result of the American Jobs Creation Act of 2004 allowing us to adjust certain valuation allowances related to foreign tax credits. The 2003 effective tax rate is higher than the 35% statutory federal rate because the entire proceeds received on the sale in 2003 of the interest in our joint venture in Japan were taxable (see Note O in the Notes To Consolidated Financial Statements).

     The tax laws of China entitle us to a preferential tax rate of a 50% tax reduction for the succeeding three years beginning in 2003. The favorable aggregate tax and per share effect was less than $.1 million or $.01 per share for the year ended December 31, 2004 and 2003.

     Equity in net income of joint ventures of $2.4 million for the year ended December 31, 2004 decreased $1.4 million compared to 2003. We sold our interest in Japan PLP Co. Ltd. in 2004 for a pre-tax gain of $2.3 million ($1.6 million gain net of tax). In 2003 we realized a $3.5 million pre-tax gain ($.9 million gain net of tax) when we sold our interest in our other Japanese joint venture. We no longer have an investment in any joint venture.

     As a result of the preceding items, net income for the year ended December 31, 2004 was $13 million, which represents an increase of $8.7 million compared to net income of $4.4 million in 2003.

2003 Results of Operations Compared to 2002

     In 2003 consolidated net sales were $153.3 million, a decrease of $16.5 million, or 10% from 2002. Domestic net sales of $90.7 million decreased $5.2 million, or 5%. The decrease was primarily due to volume decreases in the energy and communications markets. Foreign net sales of $62.6 million decreased $11.3 million, or 15%. In the third quarter of 2002, we abandoned our European data communication operations (see Note J in the Notes To Consolidated Financial Statements). In 2003 net sales decreased $15 million when compared to 2002 as a result of this abandonment. Foreign net sales decreased $3.4 million in the Americas. Foreign net sales were favorably impacted by $7.1 million, or 10%, when converted to U.S. dollars as a result of the weaker U.S. dollar compared to most foreign currencies. No individual foreign country accounted for 10% or more of our consolidated net sales.

     Gross profit of $46 million for 2003 decreased $4.7 million, or 9%, compared to 2002. Domestic gross profit of $24.6 million decreased $5.4 million, or 18%. Domestic gross profit decreased $3.5 million due to lower sales and customer mix and $1.9 million due to higher per unit manufacturing costs. Foreign gross profit of $21.4 million increased by $.7 million, or 4%, due to a $2.4 million favorable impact resulting from converting native currency to U.S. dollars, partially offset by a $1.7 million reduction in sales in native currency.

     Costs and expenses decreased $10.6 million, or 20%, compared to 2002, as summarized in the following table:

	Year ended December 31
				%
(thousands of dollars)	2003	2002	Change	Change
Costs and expenses
Domestic:
Selling	$11,445	$13,440	$(1,995)	(15)%
General and administrative	12,332	13,483	(1,151)	(9)
Research and engineering	3,650	4,286	(636)	(15)
Other operating (income) expense - net	196	1,099	(903)	(82)
Intercompany debt foregiveness	4,545	—	4,545	NM *
Asset impairment	—	1,621	(1,621)	NM *

	32,168	33,929	(1,761)	(5)

Foreign:
Selling	5,647	8,430	(2,783)	(33)
General and administrative	7,271	8,863	(1,592)	(18)
Research and engineering	1,560	1,318	242	18
Other operating (income) expense - net	(246)	(79)	(167)	NM *
Intercompany debt foregiveness	(4,545)	—	(4,545)	NM *

	9,687	18,532	(8,845)	(48)

Total	$41,855	$52,461	$(10,606)	(20)%

*	NM - Not meaningful

     During 2003 our domestic operations forgave foreign intercompany debt of $4.5 million related to an abandoned European data communications operation. This amount is included as expense for our domestic operations and as income for our foreign operations.

     Excluding intercompany debt forgiveness, domestic costs and expenses of $27.6 million decreased $6.3 million, or 19%. Domestic selling expense decreased primarily as a result of a $1 million reduction in commissions on lower sales and a $.4 million reduction in advertising and sales promotion. General and administrative expense decreased as a result of a $1.2 million decrease in bad debt expense attributable to several telecommunication customers declaring bankruptcy in 2002. Research and engineering expense decreased principally as a result of employee reductions and lower contract development expenses. Other operating expense improved primarily due to a $.5 million charge recorded in 2002 related to the cumulative translation adjustment for the abandoned European data communications operation and a $.2 million increase in the cash surrender value related to life insurance policies. In 2002, we recorded a $1.6 million asset impairment charge in accordance with Statement of Financial Accounting Standards No.142.

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

     Operating income of $5.5 million for the year ended December 31, 2003 increased $5.9 million compared to the previous year. This increase was a result of the reduction in costs and expenses of $10.6 million, partially offset by the $4.7 million decrease in gross profit. Domestic operating income decreased $3.9 million as a result of $5.4 million lower gross profit, forgiveness of intercompany debt of $4.5 million, and the decrease of $.3 million in royalty income, partially offset by the $6.3 million reduction in costs and expenses. Foreign operating income of $9.4 million increased $9.8 million due to the $4.5 million forgiveness of intercompany debt, the $4.3 million decrease in costs and expenses, the increase in gross profit of $.7 million and a $.3 million decrease in royalty expense.

     Other expense for the year ended December 31, 2003 of $.2 million decreased $.4 million compared to 2002. The decrease in other expense is primarily due to a $.3 million decrease in interest expense net of interest income.

     Income tax for the year ended December 31, 2003 of $4.6 million was $4 million higher than the prior year. The effective tax rate in 2003 was 51%. The effective tax rate is higher than the 35% statutory federal rate because the entire proceeds received on the sale of our interest in our joint venture in Japan were taxable (see Note O in the Notes To Consolidated Financial Statements).

     The tax laws of China entitle us to a preferential tax rate of 0% for the first two years after utilization of any tax loss carryforwards and a 50% tax reduction for the succeeding three years beginning in 2003. The favorable aggregate tax and per share effect was $.1 million or $.01 per share for the year ended December 31, 2003 and $.8 million or $.13 per share for year ended December 31, 2002.

     Equity in net income of joint ventures for the year ended December 31, 2003 of $3.7 million increased $3.3 million compared to the same period in 2002. The increase in equity in net income of joint ventures is primarily the result of a $3.5 million pre-tax gain ($.9 million gain net of taxes) on the sale of one of our Japanese joint ventures in 2003.

     As a result of the preceding items, net income for the year ended December 31, 2003 was $4.4 million, which represents an increase of $5.5 million compared to a loss of $1.1 million in 2002.

Working Capital, Liquidity and Capital Resources

     Net cash provided by operating activities was $12.9 million for the year ended December 31, 2004, a decrease of $8.1 million when compared to 2003. An increase of $8.7 million in net income was more than offset by an increase in working capital of $15.6 million in 2004 compared to 2003 and a $1.2 million reduction of non-cash expenses in 2004 when compared to 2003. Higher non-cash items in the previous year were primarily attributable to higher depreciation and amortization and a greater gain on the sale of our foreign joint venture. The increase in working capital was primarily due to higher accounts receivable and increased inventory to support increased sales.

     Net cash used in investing activities of $3.7 million represents a decrease of $6.2 million when compared to cash provided by investing activities in 2003. This was primarily the result of a decrease in proceeds from the sale of equity investments of approximately $5.2 million. During 2004, we sold our 49% interest in Japan PLP Co. Ltd., a joint venture. The selling price was approximately $1.9 million and is included in the proceeds from the sale of equity investment. During 2003, we sold our 24% interest in Toshin Denko Kabushiki Kaisha, a joint venture. The selling price was approximately $7.1 million and is included in the sale of equity investment. Additionally, capital expenditures were $2.2 million higher in 2004 compared to 2003.

     Cash used in financing activities was $8.7 million compared to $8.4 million in the previous year. This was primarily a result of lower debt repayments offset by cash used to repurchase 113,755 common shares.

     We have commitments under operating leases primarily for office and manufacturing space, transportation equipment and computer equipment and capital leases primarily for equipment. See Note E in the Notes To

Consolidated Financial Statements for further discussion on the future minimal rental commitments under these leasing arrangements. One such lease is for our aircraft with a lease commitment through April 2012. Under the terms of the lease, we maintain the risk for the residual value in excess of the market value of the aircraft. At the present time, we believe our risks, if any, to be immaterial because the estimated market value of the aircraft approximates its residual value.

     Our financial position remains strong and our current ratio at December 31, 2004 was 3.6:1 compared to 3.5:1 at December 31, 2003. Working capital of $73.7 million has increased from the December 31, 2003 amount of $63.3 million primarily due to greater receivables and inventory due to higher sales levels. At December 31, 2004, our unused balance under our main credit facility was $20 million and our bank debt to equity percentage was 3%. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth, and profitability. At December 31, 2004, we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash position, together with our untapped borrowing capacity, provides substantial financial resources. If we were to incur significant additional indebtedness, we expect to be able to meet liquidity needs under the credit facilities but at an increased cost for interest and commitment fees. We do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

     Contractual obligations and other commercial commitments are summarized in the following tables:

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Thousands of dollars

Long-term debt (A)	$3,634	$1,272	$2,362	$—	$—
Leases	17,408	1,106	1,938	1,608	12,756
Purchase commitments	57	31	24	2	—
Pension contribution (B)	500	500	—	—	—

	Amount of Commitment Expiration by Period
Other Commercial		Less than			After
Commitments	Total	1 year	1-3 years	4-5 years	5 years
Thousands of dollars

Letter of credit	$2,360	$2,311	$49	$—	$—
Guarantees	1,038	905	133	—	—

(A) Interest is not included in the table, as all amounts are variable. See Note D in the Notes To Consolidated Financial Statements

(B) Amount represents expected contributions to the Company’s defined benefit pension plan for the year ending December 31, 2005. Future expected amounts have not been disclosed as such amounts are subject to change based on performance of the assets in the plan as well as the discount rate used to determine the obligation. See Note C in the Notes To Consolidated Financial Statements

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     Critical accounting policies are defined as those that are reflective of significant judgment and uncertainties, and potentially may result in materially different outcomes under different assumptions and conditions.

Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2004 we recorded a provision for doubtful accounts of $.2 million and at December 31, 2004 the allowance represented 8% of our trade receivables, compared to 9% at December 31, 2003.

Excess and Obsolescence Reserves

     We have provided an allowance for excess inventory and obsolescence based on estimates of future demand, which is subject to change. Additionally, discrete provisions are made when facts and circumstances indicate that particular inventories will not be utilized. At December 31, 2004, the allowance for excess inventory and obsolescence was 6% of gross inventories, compared to 7% at December 31, 2003. If actual market conditions are different than those projected by management, additional inventory write-downs or reversals of existing reserves may be necessary.

Impairment of Long-Lived Assets

     We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those items. Our cash flows are based on historical results adjusted to reflect the best estimate of future market and operating conditions. The net carrying value of assets not recoverable is then reduced to fair value. The estimates of fair value represent the best estimate based on industry trends and reference to market rates and transactions.

Goodwill

     We perform our annual impairment test for goodwill and intangibles with indefinite lives utilizing a discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. We then compare the fair value of the reporting unit with its carrying value to assess if goodwill and other indefinite life intangibles have been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly changed. However, we believe that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.

     Our measurement date for our annual impairment test is January 1 of each year. We perform interim impairment tests if trigger events or changes in circumstances indicate the carrying amount may not be recoverable. There were no trigger events during 2004 or 2003 and as such only an annual impairment test was performed. During the fourth quarter of 2002, the market valuation of one domestic reporting unit had decreased, such that it was highly probable that the related goodwill would not be recoverable. Therefore, at December 31, 2002, we had recorded a goodwill impairment charge of $1.6 million.

Deferred Tax Assets

     Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The

Company established a valuation allowance to record its deferred tax assets at an amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize its deferred tax assets in the future in excess of their recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to expense in the period such determination was made.

New Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has no commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the company starting January 1, 2006. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

     In December 2004, the FASB released a revised version of Statement of Financial Accounting Standards No. 123 (FASB 123R), “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This statement amends and clarifies the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments and to recognize this cost over the vesting period or time period during which the employee is required to provide service in exchange for the reward. This statement is effective for the Company at the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

     In December 2004, the FASB released FASB Staff Position No. FAS 109-1 (FSP 109-1). FASB Staff Position No. 109-1, “Accounting of FASB Statement No. 109, ‘Accounting for Income Taxes,’ for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004”, clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with FASB Statement 109, “Accounting for Income Taxes” (FAS 109). The FSP went into effect upon being issued. The Company is currently evaluating the impact, if any, of FSP 109-1 on its consolidated financial statements.

     In December 2004, the FASB released FASB Staff Position No. FAS 109-2 (FSP 109-2). FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, provides companies more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on the Company’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FASB Statement No. 109, “Accounting for Income Taxes (FAS 109). The FSP went into effect upon being issued. The Company has evaluated the impact of FSP 109-2 on its consolidated financial statements and has determined that the provision within the American Jobs Creation Act of 2004 that relates to repatriating foreign earnings at a reduced tax rate under new Code Section 965 will not provide any benefit to the Company.

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

     The Company has no foreign currency forward exchange contracts outstanding at December 31, 2004. The Company does not hold derivatives for trading purposes.

     The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate debt, which consisted of borrowings of $4.4 million at December 31, 2004. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.1 million for the year ended December 31, 2004.

     The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $2.5 million and on income before tax of $.1 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Preformed Line Products Company:

We have audited the accompanying consolidated balance sheet of Preformed Line Products Company and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Preformed Line Products Company and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Cleveland, Ohio
March 11, 2005

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Preformed Line Products Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) on page 50 present fairly, in all material respects, the financial position of Preformed Line Products and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) on page 50 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Cleveland, Ohio
March 2, 2004

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	2004	2003
	(Thousands of dollars, except
	share data)
ASSETS
Cash and cash equivalents	$29,744	$28,209
Accounts receivable, less allowance of $2,396 ($2,463 in 2003)	29,217	24,225
Inventories - net	36,264	31,113
Deferred income taxes	3,727	3,740
Prepaids and other	2,651	1,692

TOTAL CURRENT ASSETS	101,603	88,979

Property and equipment - net	48,169	47,888
Investments in foreign joint ventures	—	2,826
Deferred income taxes	1,213	434
Goodwill - net	2,130	1,929
Patents and other intangibles - net	3,247	3,624
Other assets	2,446	3,290

TOTAL ASSETS	$158,808	$148,970

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to banks	$735	$1,019
Current portion of long-term debt	1,272	1,884
Trade accounts payable	11,111	7,367
Accrued compensation and amounts withheld from employees	4,879	3,749
Accrued expenses and other liabilities	4,368	4,637
Accrued profit-sharing and pension contributions	3,639	4,159
Dividends payable	1,141	1,163
Income taxes	777	1,650

TOTAL CURRENT LIABILITIES	27,922	25,628

Long-term debt, less current portion	2,362	2,515
Deferred income taxes	187	97

SHAREHOLDERS’ EQUITY
Common stock - $2 par value, 15,000,000 shares authorized, 5,706,713 and 5,814,269 issued and outstanding, net of 491,159 and 377,404 treasury shares at par, respectively	11,413	11,629
Paid in capital	545	472
Retained earnings	128,738	123,022
Accumulated other comprehensive loss	(12,359)	(14,393)

TOTAL SHAREHOLDERS’ EQUITY	128,337	120,730

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$158,808	$148,970

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED OPERATIONS

	Year ended December 31
	2004	2003	2002
	(In thousands, except share and per share data)
Net sales	$183,112	$153,333	$169,842
Cost of products sold	123,602	107,366	119,173

GROSS PROFIT	59,510	45,967	50,669

Costs and expenses
Selling	18,980	17,092	21,870
General and administrative	21,160	19,603	22,346
Research and engineering	5,666	5,210	5,604
Other operating (income) expenses - net	(234)	(50)	1,020
Asset impairment	—	—	1,621

	45,572	41,855	52,461

Royalty income - net	1,889	1,372	1,366

OPERATING INCOME (LOSS)	15,827	5,484	(426)

Other income (expense)
Interest income	696	421	287
Interest expense	(429)	(490)	(687)
Other expense	(145)	(161)	(200)

	122	(230)	(600)

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF JOINT VENTURES	15,949	5,254	(1,026)

Income taxes	5,268	4,581	561

NET INCOME (LOSS) BEFORE JOINT VENTURES	10,681	673	(1,587)

Equity in net income of joint ventures	2,356	3,710	447

NET INCOME (LOSS)	$13,037	$4,383	$(1,140)

Net income (loss) per share - basic	$2.27	$0.76	$(0.20)

Net income (loss) per share - diluted	$2.25	$0.76	$(0.20)

Cash dividends declared per share	$0.80	$0.80	$0.80

Average number of shares outstanding - basic	5,732	5,783	5,766

Average number of shares outstanding - diluted	5,789	5,801	5,766

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year ended December 31
	2004	2003	2002
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income (loss)	$13,037	$4,383	$(1,140)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	7,385	8,329	9,018
Asset impairment	—	—	1,621
Noncash abandonment/realignment charges	—	—	3,301
Deferred income taxes	(531)	1,901	(2,378)
Net investment in life insurance	93	48	767
Translation adjustment	(85)	(53)	490
Earnings of joint ventures	(21)	(203)	(447)
Dividends received from joint ventures	2,141	1,019	1,628
Gain on sale of joint venture	(2,335)	(3,506)	—
Other - net	(280)	29	111
Changes in operating assets and liabilities:
Accounts receivable	(4,530)	2,999	3,910
Inventories	(3,703)	4,483	2,402
Trade accounts payables and accrued liabilities	3,063	(1,294)	(2,083)
Income taxes	(1,597)	2,814	307
Other - net	232	34	1,206

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,869	20,983	18,713

INVESTING ACTIVITIES
Capital expenditures	(6,187)	(4,018)	(4,706)
Business acquisitions	(456)	(472)	(39)
Proceeds from the sale of property and equipment	403	56	1,284
Proceeds from the sale of equity investment	1,925	7,104	—
Net investment in life insurance	581	(251)	(136)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,734)	2,419	(3,597)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	(312)	(234)	39
Proceeds from the issuance of long-term debt	53	10,658	14,588
Payments of long-term debt	(944)	(14,838)	(22,480)
Dividends paid	(4,593)	(4,623)	(4,611)
Issuance of common shares	84	620	271
Purchase of common shares for treasury	(2,977)	—	—

NET CASH USED IN FINANCING ACTIVITIES	(8,689)	(8,417)	(12,193)

Effects of exchange rate changes on cash and cash equivalents	1,089	1,595	297

Increase in cash and cash equivalents	1,535	16,580	3,220

Cash and cash equivalents at beginning of year	28,209	11,629	8,409

CASH AND CASH EQUIVALENTS AT END OF YEAR	$29,744	$28,209	$11,629

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

				Accumulated Other
				Comprehensive Income (Loss)
		Additional		Cumulative	Minimum
	Common	Paid in	Retained	Translation	Pension
	Shares	Capital	Earnings	Adjustment	Liability	Total
	(In thousands, except share and per share data)
Balance at January 1, 2002	$11,514	$—	$128,721	$(19,455)	$—	$120,780
Net loss			(1,140)			(1,140)
Foreign currency translation adjustment				(1,218)		(1,218)
Cumulative translation adjustment for liquidation of a foreign entity				490		490
Minimum pension liability - net of tax benefit of $254					(472)	(472)

Total comprehensive loss						(2,340)
Issuance of 15,680 common shares	31	82	158			271
Cash dividends declared - $.80 per share			(4,615)			(4,615)

Balance at December 31, 2002	11,545	82	123,124	(20,183)	(472)	114,096

Net income			4,383			4,383
Foreign currency translation adjustment				7,694		7,694
Cumulative translation adjustment for sale of a joint venture				(1,709)		(1,709)
Minimum pension liability - net of taxes of $140					277	277

Total comprehensive income						10,645
Issuance of 41,559 common shares	84	390	146			620
Cash dividends declared - $.80 per share			(4,631)			(4,631)

Balance at December 31, 2003	11,629	472	123,022	(14,198)	(195)	120,730

Net income			13,037			13,037
Foreign currency translation adjustment				3,936		3,936
Cumulative translation adjustment for sale of a joint venture				(1,655)		(1,655)
Minimum pension liability - net of tax benefit of $145					(247)	(247)

Total comprehensive income						15,071
Purchase of 107,556 common shares - net	(216)	73	(2,750)			(2,893)
Cash dividends declared - $.80 per share			(4,571)			(4,571)

Balance at December 31, 2004	$11,413	$545	$128,738	$(11,917)	$(442)	$128,337

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands of dollars, except share and per share data, unless specifically noted)

Note A Significant Accounting Policies

Nature of Operations

     The Company is a designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, communications, cable operators, data communication and other similar industries. The Company’s primary products support, protect, connect, terminate and secure cables and wires. The Company also manufactures a line of products serving the voice and data transmission markets. The Company’s customers include public and private energy utilities and communication companies, cable operators, financial institutions, governmental agencies, original equipment manufacturers, contractors and subcontractors, distributors and value-added resellers. The Company serves its worldwide markets through strategically located domestic and international manufacturing facilities.

Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries where ownership is greater than 50%. All intercompany accounts and transactions have been eliminated upon consolidation.

Investments in Foreign Joint Ventures

     Investments in joint ventures, where the Company owns at least 20% but less than 50%, were accounted for by the equity method.

Cash Equivalents

     Cash equivalents are stated at fair value and consist of highly liquid investments with original maturities of three months or less at the time of acquisition.

Inventories

     The Company uses the last-in, first-out (LIFO) method of determining cost for the majority of its material portion of inventories in the United States. All other inventories are determined by the first-in, first-out (FIFO) method. Inventories are carried at the lower of cost or market.

Fair Value of Financial Instruments

     The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes payable and debt. The carrying amount of all financial instruments approximates fair value.

Property, Plant, and Equipment and Depreciation

     Property, plant, and equipment is recorded at cost. Depreciation for the Company’s domestic assets is computed using accelerated methods over the estimated useful lives, with the exception of personal computers which are depreciated over three years using the straight line method. Depreciation for the Company’s foreign assets is computed using the straight line method over the estimated useful lives. The estimated useful lives used are: land improvements, ten years; buildings, forty years; and machinery and equipment, three to ten years.

Long-Lived Assets

     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those items. The Company’s cash flows are based on historical results adjusted to reflect the best estimate of future market and operating conditions. The net carrying value of assets not recoverable is then reduced to fair value. The estimates of fair value represent the best estimate based on industry trends and reference to market rates and transactions.

Goodwill and Other Intangibles

     Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The Company’s measurement date for its annual impairment test is January 1 of each year. Patents and other intangible assets with definite lives represent primarily the value assigned to patents acquired with purchased businesses and are amortized using the straight-line method over their useful lives. Goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses or a significant change in the use of an asset. Impairment charges are recognized pursuant to SFAS No. 142.

Research and Development

     Research and development costs are expensed as incurred. Company sponsored costs for research and development of new products were $2.6 million in 2004, $2.7 million in 2003 and $2.9 million in 2002.

Advertising

     Advertising costs are expensed in the period incurred.

Foreign Currency Translation

     Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the consolidated balance sheet; revenues and expenses are translated at weighted average exchange rates in effect during the period. Transaction gains and losses arising from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income and expense as incurred. Such transactions have not been material. Unrealized translation adjustments are recorded as accumulated foreign currency translation adjustments in shareholders’ equity. Upon sale or upon substantially complete liquidation of an investment in a foreign entity, the cumulative translation adjustment for that entity is removed from accumulated foreign currency translation adjustment in shareholders’ equity and reclassified to earnings.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Sales Recognition

     Sales are recognized when products are shipped and title and risk of loss has passed to unaffiliated customers. Shipping and handling billed to customers are included in net sales while shipping and handling costs are included in cost of products sold.

Derivative Financial Instruments

     The Company had no foreign currency forward exchange contracts outstanding at December 31, 2004. At December 31, 2003 the Company had recorded a less than one thousand dollar charge for the unamortized discount on forward exchange contracts. The Company does not hold derivatives for trading purposes.

Stock-Based Compensation

     As permitted by the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of SFAS No. 123”, the Company applies the intrinsic value based method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, to account for stock options granted to employees to purchase common shares. Under this method, compensation expense is measured as the excess, if any, of the market price at the date of grant over the exercise price of the options. No compensation expense has been recorded because the exercise price is equal to market value at the date of grant.

     SFAS No. 148 requires pro forma disclosure of the effect on net income and earnings per share when applying the fair value method of valuing stock-based compensation. For purposes of this pro forma disclosure, the estimated fair value of the options is recognized ratably over the vesting period.

	Year ended December 31,
	2004	2003	2002
Net income (loss), as reported	$13,037	$4,383	$(1,140)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	74	132	277

Pro forma net income (loss)	$12,963	$4,251	$(1,417)

Earnings per share:
Basic - as reported	$2.27	$0.76	$(0.20)

Basic - pro forma	$2.26	$0.74	$(0.25)

Diluted - as reported	$2.25	$0.76	$(0.20)

Diluted - pro forma	$2.24	$0.73	$(0.25)

Reclassification

     Certain amounts in the prior years’ financial statements have been reclassified to conform to the presentation of 2004.

New Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has no commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the company starting January 1, 2006. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

     In December 2004, the FASB released a revised version of Statement of Financial Accounting Standards No. 123 (FASB 123R), “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This statement amends and clarifies the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments and to recognize this cost over the vesting period or time period during which the employee is required to provide service in exchange for the reward. This statement is effective for the Company at the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

     In December 2004, the FASB released FASB Staff Position No. FAS 109-1 (FSP 109-1). FASB Staff Position No. 109-1, “Accounting of FASB Statement No. 109, ‘Accounting for Income Taxes,’ for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004”, clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with FASB Statement 109, “Accounting for Income Taxes” (FAS 109). The FSP went into effect upon being issued. The Company is currently evaluating the impact, if any, of FSP 109-1 on its consolidated financial statements.

     In December 2004, the FASB released FASB Staff Position No. FAS 109-2 (FSP 109-2). FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, provides companies more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on the Company’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FASB Statement No. 109, “Accounting for Income Taxes (FAS 109). The FSP went into effect upon being issued. The Company has evaluated the impact of FSP 109-2 on its consolidated financial statements and has determined that the provision within the American Jobs Creation Act of 2004 that relates to repatriating foreign earnings at a reduced tax rate under new Code Section 965 will not provide any benefit to the Company.

Note B Other Financial Statement Information

	December 31,
	2004	2003
Inventories
Finished products	$14,573	$14,065
Work-in-process	1,728	1,414
Raw materials	22,531	17,369

	38,832	32,848
Excess of current cost over LIFO cost	(2,568)	(1,735)

	$36,264	$31,113

     Material inventories using the LIFO method of determining costs was approximately $12.8 million in 2004 and $9.9 million in 2003.

	December 31,
	2004	2003
Property and equipment - at cost
Land and improvements	$6,964	$6,779
Buildings and improvements	37,194	36,523
Machinery and equipment	92,313	88,881
Construction in progress	2,951	1,126

	139,422	133,309
Less accumulated depreciation	91,253	85,421

	$48,169	$47,888

     Depreciation of property and equipment was $6.9 million in 2004, $7.8 million in 2003 and $8.4 million in 2002.

     Machinery and equipment includes $.5 million in capital leases in 2004, $0 in 2003 and 2002.

Guarantees

     The Company establishes a warranty reserve when a known measurable exposure exists. Such reserves are adjusted for management’s best estimate of warranty obligations based on current and historical trends. The change in the carrying amount of product warranty reserves for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Balance at January 1	$202	$142	$147
Additions charged to costs	53	79	142
Deductions	(78)	(19)	(147)

Balance at December 31	$177	$202	$142

Legal proceedings

     From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.

Note C Pension Plans

     Domestic hourly employees of the Company and certain employees of foreign subsidiaries who meet specific requirements as to age and service are covered by defined benefit pension plans. Net periodic benefit costs and obligations of the Company’s foreign plans are not material. The Company uses a December 31 measurement date for its plans.

     Net periodic benefit cost for the Company’s domestic plan included the following components for the year ended December 31:

	2004	2003	2002
Service cost	$560	$469	$470
Interest cost	701	611	564
Expected return on plan assets	(614)	(460)	(490)
Amortization of the unrecognized transition asset	—	—	13
Recognized net actuarial loss	107	92	—

Net periodic benefit cost	$754	$712	$557

     The following tables set forth benefit obligations, assets and the accrued benefit cost of the Company’s domestic defined benefit plan at December 31:

	2004	2003
Projected benefit obligation at beginning of the year	$10,988	$9,534
Service cost	560	469
Interest cost	701	611
Actuarial loss	1,556	590
Benefits paid	(271)	(216)

Projected benefit obligation at end of year	$13,534	$10,988

Fair value of plan assets at beginning of the year	$8,513	$6,394
Actual return on plan assets	704	1,296
Employer contributions	1,037	1,039
Benefits paid	(271)	(216)

Fair value of plan assets at end of the year	$9,983	$8,513

Benefit obligations in excess of plan assets	$(3,551)	$(2,475)
Unrecognized net loss	3,630	2,272
Minimum pension liability	(701)	(309)

Accrued benefit cost	$(622)	$(512)

     The domestic defined benefit pension plan with accumulated benefit obligations in excess of plan assets was:

	2004	2003
Projected benefit obligation	$13,534	$10,988
Accumulated benefit obligation	10,604	9,025
Fair market value of assets	9,983	8,513

     Weighted-average assumptions used to determine benefit obligations at December 31:

	2004	2003
Discount rate	5.75%	6.25%
Rate of compensation increase	3.50	3.50

     Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2004	2003
Discount rate	6.25%	6.75%
Rate of compensation increase	3.50	3.50
Expected long-term return on plan assets	7.50	7.50

     The net periodic pension cost for 2004 was based on a long-term asset rate of return of 7.5%. This rate is based upon management’s estimate of future long-term rates of return on similar assets and is consistent with historical returns on such assets.

     The Company’s pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category, are as follows:

	Plan assets
	at December 31
	2004	2003
Asset category

Equity securities	63.4%	65.4%
Debt securities and related instruments	27.9	33.1
Cash and equivalents	8.7	1.5

	100.0%	100.0%

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

     Investment in these markets is projected to provide performance consistent with expected long-term returns with appropriate diversification.

     The Company’s policy is to fund amounts deductible for federal income tax purposes. The Company expects to contribute $.5 million to its pension plan in 2005.

     The benefits expected to be paid out of the plan assets in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years are as follows:

Year	Pension Benefits
2005	$268
2006	307
2007	341
2008	405
2009	466
2010-2014	3,129

     Expense for defined contribution plans was $2.8 million in 2004, $2.8 million in 2003 and $2.7 million in 2002.

Note D Debt and Credit Arrangements

	December 31
	2004	2003
Short-term debt
Secured Notes
Chinese Rmb denominated at 5.31% in 2003	$—	$966
Thailand Baht denominated at 4.6% due in 2005	691	—

Unsecured short-term debt
Other short-term debt at 2.9% in 2004 (2.9 to 2.98% in 2003)	44	53
Current portion of long-term debt	1,272	1,884

Total short-term debt	2,007	2,903

Long-term debt
Australian dollar denominated term loans (A$4,250), at 5.56 to 5.83% (5.3 to 5.56% in 2003), due 2005 and 2006	3,314	4,136
Brazilian Reais denominated term loan (R$848) at 14.85% (16.1% in 2003), due 2005 and 2006	320	259
Other loans in various denominations	—	4

Total long-term debt	3,634	4,399
Less current portion	(1,272)	(1,884)

	2,362	2,515

Total debt	$4,369	$5,418

     A domestic revolving credit agreement makes $20 million available to the Company at an interest rate of money market plus 1%. At December 31, 2004, the interest rate on the revolving credit agreement was 3.19%. However, there was no debt outstanding at December 31, 2004 on the revolving credit agreement. The Company paid less than $.1 million in commitment fees on the revolving credit agreement during 2004. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth, and profitability. At December 31, 2004 the Company was in compliance with these covenants.

     Aggregate maturities of long-term debt during the next five years are as follows: 2005, $1.3 million, 2006, $2.4 million and $0 thereafter.

     Interest paid was $.4 million in 2004, $.7 million in 2003 and $.6 million in 2002.

Note E Leases

     The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment and computer equipment. Rental expense was $1.2 million in 2004, $1.4 million in 2003 and $1.6 million in 2002. Future minimum rental commitments having non-cancelable terms exceeding one year are $.9 million in 2005, $.8 million in 2006, 2007, 2008 and 2009, and an aggregate $12.8 million thereafter.

     The Company has commitments under capital leases for equipment. Future minimum rental commitments for capital leases are $.2 million in 2005 and 2006, $.1 million in 2007, and $0 thereafter. The imputed interest for the capital leases is approximately $.1 million.

Note F Income Taxes

     The provision for income taxes is based upon income before tax and equity in net income of joint ventures for financial reporting purposes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying value for financial statement purposes. In estimating future tax consequences, the Company considers anticipated future events, except changes in tax laws or rates, which are recognized when enacted.

     The components of income tax expense for the years ended December 31 are as follows:

	2004	2003	2002
Current
Federal	$3,084	$560	$1,070
Foreign	2,372	1,882	1,317
State and local	343	378	298

	5,799	2,820	2,685

Deferred
Federal	(462)	2,254	(1,713)
Foreign	(66)	(526)	(428)
State and local	(3)	33	17

	(531)	1,761	(2,124)

	$5,268	$4,581	$561

     The differences between the provision for income taxes at the U.S. statutory rate and the tax shown in the Statements of Consolidated Operations for the years ended December 31 are summarized as follows:

	2004	2003	2002
Federal tax at statutory rate of 35%	$6,407	$3,048	$(197)
State and local taxes, net of federal benefit	224	271	315
Non-deductible expenses	141	91	402
Foreign earnings and related tax credits	(147)	630	975
Non-U.S. tax rate variances	(298)	(240)	(1,076)
Capital gain on the sale of foreign joint venture	(173)	1,219	—
Valuation allowance	(759)	170	227
Tax credits	(168)	(349)	(225)
Other, net	41	(259)	140

	$5,268	$4,581	$561

     The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets (liabilities) at December 31 are as follows:

	2004	2003
Deferred tax assets:
Accrued compensation and benefits	$893	$716
Depreciation and other basis differences	990	1,271
Inventory valuation reserves	1,137	1,014
Allowance for doubtful accounts	748	806
Benefit plans reserves	474	682
Foreign tax credits	3,550	2,386
NOL carryforwards	704	768
Other accrued expenses	785	809

Gross deferred tax assets	9,281	8,452
Valuation allowance	(2,303)	(3,062)

Net deferred tax assets	6,978	5,390

Deferred tax liabilities:
Depreciation and other basis differences	(1,154)	(1,032)
Undistributed foreign earnings	(794)	—
Inventory	(153)	(259)
Prepaid expenses	(120)	—
Other	(4)	(22)

Net deferred tax liabilities	(2,225)	(1,313)

Net deferred tax assets	$4,753	$4,077

	2004	2003
Change in net deferred tax assets:
Deferred income tax benefit (provision)	$531	$(1,761)
Items of other comprehensive income (loss)	145	(140)

Total change in net deferred tax assets	$676	$(1,901)

     Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases or assets and liabilities and operating loss and tax credit carryforwards.

     At December 31, 2004, the Company had state loss carryforwards of $.5 million, which can be carried forward from 12 to 15 years. The Company has a full valuation allowance established against these carryforwards. The Company also has $.2 million of foreign loss carryforwards which do not expire.

     In assessing the realizability of deferred tax assets, the Company established a valuation allowance to record its deferred tax assets at an amount that is more likely than not to be realized. A deferred tax valuation allowance of $1.8 million for certain foreign tax credit carryforwards and $.5 million for certain net state deferred tax assets has been established to adjust these assets to the amounts expected to be realized in future years.

     At December 31, 2004, the Company has established a deferred tax liability of $.8 million for the planned repatriation of $12 million of earnings from its foreign subsidiaries. Excess foreign tax credits are available to offset this liability. The Company has no plans and does not intend to distribute the remaining accumulated earnings of its foreign subsidiaries. United States income and foreign withholding taxes have not been provided on these undistributed earnings considered to be permanently reinvested.

     In accordance with the applicable tax laws in China, the Company is entitled to a preferential tax rate of 0% for the first two profit making years after utilization of any tax loss carryforwards, which may be carried forward for five years; and a 50% tax reduction for the succeeding three years beginning in 2003. The favorable aggregate tax and per share effect was less than $.1 million, or less than $.01 per share, for 2004, $.1 million, or $.01 per share, for 2003, and $.8 million, or $.13 per share for 2002.

     Income taxes paid, net of refunds, were approximately $7.3 million in 2004, $(.1) million in 2003 and $2.2 million in 2002.

Note G Stock Options

     The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At December 31, 2004, there were 84,000 shares remaining available for issuance under the Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, 100% after three years and expire from five to ten years from the date of grant.

	2004		2003		2002
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at January 1,	125,725	$15.34	149,500	$15.45	157,000	$15.32
Granted	28,000	22.10	26,000	14.33	5,000	18.75
Exercised	6,599	14.50	29,775	15.12	6,250	15.13
Forfeited	—	—	20,000	15.13	6,250	15.13

Outstanding at December 31,	147,126	$16.67	125,725	$15.34	149,500	$15.45

	Options Outstanding			Options Exercisable
			Weighted		Weighted
			Average		Average
Range of Exercise	Number Outstanding	Weighted Average	Exercise	Number Exercisable	Exercise
Prices	at 12/31/04	Remaining Life	Price	at 12/31/04	Price
$15.13 - $16.64	92,856	4.1 years	$15.45	92,856	$15.45
15.00	370	6.3 years	15.00	370	15.00
18.75	5,000	7.3 years	18.75	3,750	18.75
14.33	20,900	8.3 years	14.33	7,900	14.33
22.10	28,000	9.6 years	22.10	—	—

	147,126	5.9 years	$16.67	104,876	$15.49

     Disclosures under the fair value method are estimated using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Risk-free interest rate	3.54%	4.29%	4.60%
Dividend yield	4.63%	4.27%	4.22%
Expected life	10 years	10 years	10 years
Expected volatility	38.9%	22.4%	21.1%

Note H Computation of Earnings Per Share

In thousands, except per share data	2004	2003	2002
Numerator
Net income (loss)	$13,037	$4,383	$(1,140)

Denominator
Determination of shares
Weighted average common shares outstanding	5,732	5,783	5,766
Dilutive effect - employee stock options	57	18	—

Diluted weighted average common shares outstanding	5,789	5,801	5,766

Earnings per common share
Basic	$2.27	$0.76	$(0.20)

Diluted	$2.25	$0.76	$(0.20)

     For the year ended December 31, 2004, no stock options were excluded from the calculation of earnings per share due to the average market price being greater than the exercise price. For the year ended December 31, 2003, 5,000 stock options were excluded from the calculation of earnings per share due to the average market prices being lower than the exercise price, and the result would have been anti-dilutive. Due to the net loss from operations for the year ended December 31, 2002, 149,500 stock options were excluded from the calculation of earnings per share, as the result would have been anti-dilutive.

Note I Goodwill and Other Intangibles

	December 31,
	2004	2003
Goodwill	$2,690	$2,489
Patents and other intangible assets	5,023	5,022

	7,713	7,511
Less accumulated amortization	2,336	1,958

	$5,377	$5,553

     The Company performed its annual impairment test for goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, as of January 2004 and 2003, and had determined that no adjustment to the carrying value of goodwill was required. The Company’s only intangible asset with an indefinite life is goodwill. The aggregate amortization expense for other intangibles with definite lives, ranging from 10 to 17 years, was $.4 million for the year ended December 31, 2004, 2003 and 2002. Amortization expense is estimated to be $.4 million for 2005 and $.3 million for 2006, 2007, 2008 and 2009.

     During the fourth quarter of 2002, the market valuation of one domestic reporting unit had decreased, such that it was highly probable that the related goodwill would not be recoverable. Therefore, at December 31, 2002, the Company had recorded a goodwill impairment charge of $1.6 million.

     The following table sets forth the carrying value and accumulated amortization of intangibles by segment at December 31, 2004:

	As of December 31, 2004
	Domestic	Foreign	Total
Amortized intangible assets, including effect of foreign currency translation
Gross carrying amount - patents and other intangibles	$4,947	$76	$5,023
Accumulated amortization - patents and other intangibles	(1,741)	(35)	(1,776)

Total	$3,206	$41	$3,247

     The changes in the carrying amount of goodwill for the years ended December 31, 2004 and December 31, 2003, by segment, is as follows:

	Domestic	Foreign	Total
Balance at January 1, 2003	$648	$953	$1,601
Currency Translation	—	328	328
Additions	—	—	—

Balance at December 31, 2003	648	1,281	1,929

Currency Translation	—	56	56
Additions	—	145	145

Balance at December 31, 2004	$648	$1,482	$2,130

Note J Business Abandonment

Business Abandonment Charges

     During the third quarter of 2002, the Company recorded a charge to establish a reserve for certain assets and to record severance payments related to closing its data communications operations in Europe. This entailed winding down a manufacturing operation, closing five sales offices, terminating leases and reducing personnel by approximately 130. This action was taken as a result of the continuing decline in the global telecommunication and data communication markets and after failing to reach agreement on an acceptable selling price on product supplied to a significant foreign customer. An analysis of the amount accrued in the Consolidated Balance Sheets at December 31, 2004 is as follows:

			Severance
			and other
			related	Impaired
	Inventory	Receivables	expenses	assets
Balance at January 1, 2003	$2,254	$1,241	$997	$5

Payments	—	—	(428)	—
Writeoffs and adjustments	(1,344)	(500)	(471)	(5)

Balance at December 31, 2003	910	741	98	—

Payments	—	—	(48)	—
Writeoffs and adjustments	(906)	112	(20)	—

Balance at December 31, 2004	$4	$853	$30	$—

     SFAS No. 52, “Foreign Currency Translation”, provides for the transfer to earnings of all or part of the relevant portion of the foreign currency component of equity upon “substantially complete liquidation” of an investment in a foreign subsidiary. At December 31, 2002, a significant portion of the Company’s European data communications operations noted above had already been liquidated, all manufacturing had ceased, long-lived assets were transferred and the remaining working capital was in the process of being liquidated. Accordingly, the Company recorded a $.5 million transaction loss to earnings that was previously recorded as the cumulative translation adjustment in shareholders’ equity.

Note K Unusual Charges

     During 2002, the Company changed its split dollar life insurance program on certain key directors by replacing existing policies and increasing coverage by $13 million. These new policies resulted in a cash surrender value (CSV) lower than cumulative premiums paid on the policies primarily as a result of penalties in the event of an early termination of the policy. As a result, pursuant to Financial Technical Bulletin 85-4, “Accounting for Purchases of Life Insurance”, the Company recorded a charge of $.8 million in 2002.

Note L Business Segments

     The Company designs, manufactures and sells hardware employed in the construction and maintenance of telecommunications, energy and other utility networks. Principal products include cable anchoring and control hardware, splice enclosures and devices which are sold primarily to customers in North and South America, Europe, South Africa and Asia.

     The Company’s segments are based on the way management makes operating decisions and assesses performance. The Company’s operating segments are domestic and foreign operations. The accounting policies of the operating segments are the same as those described in Note A in the Notes To Consolidated Financial Statments. No individual foreign country accounted for 10% or more of the Company’s consolidated net sales or assets for the years presented. It is not practical to present revenues by product line by segments.

     Operating segment results are as follows for the years ended December 31:

	2004	2003	2002
Net sales
Domestic	$107,070	$90,676	$95,870
Foreign	76,042	62,657	73,972

Total net sales	$183,112	$153,333	$169,842

Intersegment sales
Domestic	$5,780	$3,746	$6,691
Foreign	2,322	818	1,066

Total intersegment sales	$8,102	$4,564	$7,757

Operating income (loss)
Domestic	$8,742	$(3,887)	$56
Foreign	7,085	9,371	(482)

	15,827	5,484	(426)

Interest income
Domestic	140	30	—
Foreign	556	391	287

	696	421	287

Interest expense
Domestic	(39)	(136)	(270)
Foreign	(390)	(354)	(417)

	(429)	(490)	(687)
Other expense	(145)	(161)	(200)

Income (loss) before income taxes and equity in net income of joint ventures	$15,949	$5,254	$(1,026)

Identifiable assets
Domestic	$79,181	$77,007
Foreign	79,627	69,137

	158,808	146,144
Corporate	—	2,826

Total assets	$158,808	$148,970

Long-lived assets
Domestic	$33,106	$38,019
Foreign	22,886	21,538

	$55,992	$59,557

Expenditure for long-lived assets
Domestic	$3,815	$2,035
Foreign	2,372	1,983

	$6,187	$4,018

Depreciation and amortization
Domestic	$5,113	$6,244
Foreign	2,272	2,085

	$7,385	$8,329

     Transfers between geographic areas are generally above cost and consistent with rules and regulations of governing tax authorities. Corporate assets are equity investments in joint ventures.

     The domestic business segment operating loss for the year ended December 31, 2003 includes an expense, recorded in the quarter ended March 31, 2003, for forgiveness of intercompany debt related to the abandoned European data communications operations in the amount of $4.5 million from the foreign business segment, while the foreign business segment includes a similar amount as income related to this transaction. The foreign business segment operating loss for the year ended December 31, 2002 includes an expense, recorded in the quarter ended September 30, 2002, of $4.7 million for business abandonment charges related to the European data communications operations.

Note M Quarterly Financial Information (unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
2004
Net sales	$39,530	$45,884	$49,065	$48,633
Gross profit	12,070	15,099	16,413	15,928
Income before income taxes and equity in net income of joint ventures	2,206	3,810	8,491	3,798
Net income	1,364	2,371	5,496	3,806
Net income per share, basic	0.24	0.41	0.96	0.66
Net income per share, diluted	0.23	0.41	0.95	0.66

2003
Net sales	$35,209	$39,972	$39,473	$38,679
Gross profit	11,667	11,229	11,657	11,414
Income (loss) before income taxes and equity in net income of joint ventures	1,666	1,097	1,829	878
Net income (loss)	1,084	833	(510)	2,976
Net income (loss) per share, basic and diluted	0.19	0.14	(0.09)	0.52

     Fourth quarter 2004 includes a $1.9 million ($.33 per share) adjustment to tax valuation allowances and current year foreign tax credits as a result of the American Jobs Creation Act of 2004. Third quarter 2004 includes a pretax gain of $2.3 million, $1.6 million after-tax gain ($.29 per share) for the sale of its interest in Japan PLP Co. Ltd.. Third quarter 2003 includes $1.3 million ($.23 per share) incremental tax charge related to its joint venture, Toshin Denko Kabushiki Kaisha, historical earnings net of dividends. Fourth quarter 2003 includes a pretax gain of $3.5 million, $.9 million after-tax ($ .15 per share), from the sale of this joint venture. See Note O in the Notes To Consolidated Financial Statements for further discussion of investments in joint ventures.

Note N Related Party Transactions

     The Company is a sponsor of Ruhlman Motorsports. Ruhlman Motorsports is owned by Randall M. Ruhlman, a director of the Company, and by his wife. The Company paid sponsorship fees of $658,000, annually, to Ruhlman Motorsports during 2004, 2003 and 2002. In addition, in 2004, 2003 and 2002 the Company’s Canadian subsidiary, Preformed Line Products (Canada) Ltd., paid $106,000, $99,000, and $159,000, respectively, to Ruhlman Motorsports in sponsorship fees.

Note O Investments in Foreign Joint Ventures

     Investments in joint ventures, where the Company owns at least 20% but less than 50%, are accounted for by the equity method. During the third quarter of 2004 the Company sold its 49% ownership minority interest in its joint venture in Japan PLP Co. Ltd.. Proceeds of the sale were approximately $1.9 million, and the transaction resulted in a pretax gain of $2.3 million, which includes the reversal of $1.7 million in cumulative translation adjustment related to the equity investment. The entire amount of the proceeds was taxable resulting in a tax of $.7 million and therefore reduces the gain to $1.6 million after-tax.

     During the fourth quarter of 2003 the Company sold its 24% ownership interest in its joint venture in Toshin Denko Kabushiki Kaisha. Proceeds of the sale were approximately $7.1 million, and the transaction resulted in a pretax gain of $3.5 million, which includes the reversal of $1.7 million in cumulative translation adjustment related to the equity investment. The entire amount of the proceeds was taxable resulting in a tax of $2.6 million and therefore reduces the gain to $.9 million after-tax.

     Dividends received from joint ventures totaled $2.1 million in 2004, $1 million in 2003 and $1.6 million in 2002.

     Summarized financial information for the Company’s equity-basis investments in associated companies, combined, was as follows:

	For the year ended March 31
	2004	2003	2002
Income statement information:
Revenues	$11,448	$36,482	$40,088
Gross profit	4,042	5,040	5,527
Operating income	1,245	1,615	2,211
Net income	693	1,015	1,119

Financial position information:
Current assets	$7,253	$29,593	$30,052
Noncurrent assets	4,355	10,199	10,120
Current liabilities	3,118	5,479	5,778
Noncurrent liabilities	1,719	4,958	4,157
Net worth	6,771	29,355	30,237

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d- 15(e)) as of December 31, 2004. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Vice President of Finance, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

     None

Part III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item 10 is incorporated by reference to the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement,

for the Annual Meeting of Shareholders to be held April 25, 2005 (the “Proxy Statement”). Information relative to executive officers of the Company is contained in Part I of this Annual Report of Form 10-K. The Company has adopted a code of conduct. A copy of the code of conduct can be obtained from our Internet site at http://www.preformed.com in our About Us section.

Item 11. Executive Compensation

     The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Other than the information required by Item 201(d) of Regulation S-K the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference. The information required by Item 201(d) of Regulation S-K is set forth in Item 5 of this report.

Item 13. Certain Relationships and Related Transactions

     The information set forth under the captions “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

     The information set forth under the captions “Independent Public Accountants”, “Audit Fees”, “Audit-Related Fees”, “Tax Fees” and “All Other Fees” in the Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedule

Page	Financial Statements

26	Consolidated Balance Sheets as of December 31, 2003 and 2004
27	Statements of Consolidated Operations for the years ended December 31, 2002, 2003 and 2004
28	Statements of Consolidated Cash Flows for the years ended December 31, 2002, 2003 and 2004
29	Statements of Consolidated Shareholders’ Equity for the years ended December 31, 2002, 2003 and 2004
30	Notes to Consolidated Financial Statements

Page	Schedule

50	II - Valuation and Qualifying Accounts

(b)	Exhibits

Exhibit
Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

Exhibit
Number	Exhibit
4	Description of Specimen Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated April 1, 2004 regarding sponsorship of racing car, filed herewith.

10.2	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.3	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.4	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).

10.5	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.6	Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).

10.7	Amendment to the Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.8	Retirement Agreement between R. Jon Barnes and Preformed Line Products Company dated April 14, 2004, filed herewith.

10.9	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option agreement, filed herewith.

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of Pricewaterhouse LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company

March 24, 2005	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer

March 24, 2005	/s/ Eric R. Graef
Eric R. Graef
Vice President Finance and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 24, 2005	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer

March 24, 2005	/s/ Frank B. Carr
Frank B. Carr
Director

March 24, 2005	/s/ John D. Drinko
John D. Drinko
Director

March 24, 2005	/s/ Wilber C. Nordstom
Wilber C. Nordstrom
Director

March 24, 2005	/s/ Barbara P. Ruhlman
Barbara P. Ruhlman
Director

March 24, 2005	/s/ Randall M. Ruhlman
Randall M. Ruhlman
Director

March 24, 2005	/s/ John P. O’Brien
John P. O’Brien
Director

March 24, 2005	/s/ Glenn E. Corlett
Glenn E. Corlett
Director

PREFORMED LINE PRODUCTS COMPANY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2004, December 31, 2003, and December 31, 2002
(In Thousands)

		Additions charged
	Balance at	to costs and		Other additions or		Balance at end of
For the year ended December 31, 2004:	beginning of period	expenses	Deductions	deductions		period
Allowance of doubtful accounts	$2,463	$190	$(386)	$129	(a)	$2,396
Inventory Reserve	3,013	1,066	(985)	(1	) (a)	3,093
Product Return Reserve	123	(52)	—	—		71
Accrued Product Warranty	202	53	(78)	—		177

		Additions charged
	Balance at	to costs and		Other additions or		Balance at end of
For the year ended December 31, 2003:	beginning of period	expenses	Deductions	deductions		period
Allowance of doubtful accounts	$3,770	$657	$(1,289)	$(675	) (b)	$2,463
Inventory Reserve	4,798	775	(2,516)	(44	) (a)	3,013
Product Return Reserve	391	(268)	—	—		123
Accrued Product Warranty	142	79	(17)	(2	) (a)	202

		Additions charged
	Balance at	to costs and		Other additions or		Balance at end of
For the year ended December 31, 2002:	beginning of period	expenses	Deductions	deductions		period
Allowance of doubtful accounts	$813	$3,339	$(380)	$(2	) (a)	$3,770
Inventory Reserve	2,364	3,501	(1,065)	(2	) (a)	4,798
Product Return Reserve	391	—	—	—		391
Accrued Product Warranty	147	142	(147)	—		142

(a) Other additions or deductions relate to translation adjustments.

(b) Other deductions include $419 thousand for a change in the estimated reserve balance for the settlement of an accrued preference item related to a customer’s bankruptcy. The remaining $256 thousand relates to translation adjustments.

Exhibit Index

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

4	Description of Specimen Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated April 1, 2004 regarding sponsorship of racing car, filed herewith.

10.2	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.3	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.4	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).

10.5	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.6	Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).

10.7	Amendment to the Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.8	Retirement Agreement between R. Jon Barnes and Preformed Line Products Company dated April 14, 2004, filed herewith.

10.9	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option Agreement, filed herewith.

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of Pricewaterhouse LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.