Form 10-Q
period 2005-03-31
PREFORMED LINE PRODUCTS CO
filed 2005-05-09
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005	Commission file number 0-31164

Preformed Line Products Company

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-0676895

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

660 Beta Drive
Mayfield Village, Ohio	44143

(Address of Principal Executive Office)	(Zip Code)

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of common shares outstanding as of May 6, 2005: 5,719,447.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
Thousands of dollars, except share data	2005	2004
ASSETS
Cash and cash equivalents	$31,553	$29,744
Accounts receivable, less allowance of $2,149 ($2,396 in 2004)	31,212	29,217
Inventories – net	35,104	36,264
Deferred income taxes	3,774	3,727
Prepaids and other	2,208	2,651

TOTAL CURRENT ASSETS	103,851	101,603

Property and equipment – net	47,641	48,169
Deferred income taxes	1,081	1,213
Goodwill – net	2,113	2,130
Patents and other intangibles – net	3,152	3,247
Other assets	2,420	2,446

TOTAL ASSETS	$160,258	$158,808

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to banks	$702	$735
Current portion of long-term debt	1,401	1,272
Trade accounts payable	10,102	11,111
Accrued compensation and amounts withheld from employees	4,978	4,879
Accrued expenses and other liabilities	4,814	4,368
Accrued profit-sharing and pension contributions	3,971	3,639
Dividends payable	1,146	1,141
Income taxes	952	777

TOTAL CURRENT LIABILITIES	28,066	27,922

Long-term debt, less current portion	2,570	2,362
Deferred income taxes	183	187

SHAREHOLDERS’ EQUITY
Common shares – $2 par value, 15,000,000 shares authorized, 5,729,097 and 5,706,713 outstanding, net of 496,159 and 491,159 treasury shares at par, respectively	11,458	11,413
Paid in capital	928	545
Retained earnings	130,672	128,738
Accumulated other comprehensive loss	(13,619)	(12,359)

TOTAL SHAREHOLDERS’ EQUITY	129,439	128,337

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$160,258	$158,808

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three month period ended March 31,
In thousands, except per share data	2005	2004
Net sales	$50,772	$39,530
Cost of products sold	34,145	27,460

GROSS PROFIT	16,627	12,070

Costs and expenses
Selling	5,055	4,487
General and administrative	4,927	4,517
Research and engineering	1,543	1,477
Other operating (income) expenses – net	115	(128)

	11,640	10,353

Royalty income – net	192	426

OPERATING INCOME	5,179	2,143

Other income (expense)
Interest income	213	127
Interest expense	(94)	(86)
Other expense	(27)	(36)

	92	5

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF JOINT VENTURES	5,271	2,148

Income taxes	2,043	842

NET INCOME BEFORE JOINT VENTURES	3,228	1,306

Equity in net income of joint ventures	—	58

NET INCOME	$3,228	$1,364

Net income per share – basic	$0.56	$0.24

Net income per share – diluted	$0.56	$0.23

Cash dividends declared per share	$0.20	$0.20

Average number of shares outstanding – basic	5,719	5,781

Average number of shares outstanding – diluted	5,776	5,841

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Three Month Period Ended March 31,
Thousands of dollars	2005	2004
OPERATING ACTIVITIES
Net income	$3,228	$1,364
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,706	1,794
Deferred income taxes	81	479
Translation adjustment	18	(57)
Earnings of joint ventures	—	(58)
Gain on sale of property and equipment	(23)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(2,458)	(4,787)
Inventories	806	(43)
Trade accounts payables and accrued liabilities	637	3,172
Income taxes	575	(951)
Other – net	(63)	132

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,507	1,044

INVESTING ACTIVITIES
Capital expenditures	(1,364)	(909)
Proceeds from the sale of property and equipment	23	35
Net investment in life insurance	—	(33)

NET CASH USED IN INVESTING ACTIVITIES	(1,341)	(907)

FINANCING ACTIVITIES
Decrease in notes payable to banks	(27)	(36)
Proceeds from the issuance of long-term debt	149	2
Payments of long-term debt	(193)	—
Dividends paid	(1,141)	(1,163)
Issuance of common shares	428	—
Purchase of common shares for treasury	(148)	(2,582)

NET CASH USED IN FINANCING ACTIVITIES	(932)	(3,779)

Effects of exchange rate changes on cash and cash equivalents	(425)	36

Increase (decrease) in cash and cash equivalents	1,809	(3,606)

Cash and cash equivalents at beginning of year	29,744	28,209

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,553	$24,603

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Tables in thousands, except share and per share data, unless specifically noted

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s Form 10-K for 2004 filed with the Securities and Exchange Commission.

The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the presentation of 2005.

NOTE B – OTHER FINANCIAL STATEMENT INFORMATION

Inventories

	March 31,	December 31,
	2005	2004
Finished goods	$11,613	$12,005
Work-in-process	1,901	1,728
Raw material	21,590	22,531

	$35,104	$36,264

Property and equipment – at cost

	March 31,	December 31,
	2005	2004
Land and improvements	$6,883	$6,964
Buildings and improvements	37,159	37,194
Machinery and equipment	92,487	92,313
Construction in progress	3,372	2,951

	139,901	139,422
Less accumulated depreciation	92,260	91,253

	$47,641	$48,169

Comprehensive Income

The components of comprehensive income are as follows:

	Three month periods ended March 31,
	2005	2004
Net income	$3,228	$1,364
Other comprehensive loss:
Foreign currency adjustments	(1,260)	(138)

Comprehensive income	$1,968	$1,226

Guarantees

Product warranty balance at January 1, 2005	$177
Deductions	(138)

Product warranty balance at March 31, 2005	$39

The Company has certain indemnification clauses in its credit facility agreements, which are considered to be guarantees under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”. The Company has not recorded any amounts related to such guarantees. The maximum exposure under these guarantees cannot be determined by the Company because it is contingent upon certain future changes in governmental regulations and tax laws that could occur but cannot be predicted or anticipated.

Stock-Based Options

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

	Three month periods ended March 31,
	2005	2004
Net income, as reported	$3,228	$1,364
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	26	14

Pro forma net income	$3,202	$1,350

Earnings per share:
Basic – as reported	$0.56	$0.24

Basic – pro forma	$0.56	$0.23

Diluted – as reported	$0.56	$0.23

Diluted – pro forma	$0.55	$0.23

NOTE C – PENSION PLANS

Net periodic benefit cost for the Company’s domestic plan included the following components:

	Three month periods ended March 31,
	2005	2004
Service cost	$162	$136
Interest cost	192	170
Expected return on plan assets	(187)	(153)
Recognized net actuarial loss	41	20

Net periodic benefit cost	$208	$173

The first quarterly contribution was made on April 14, 2005 in the amount of $.2 million. The Company presently anticipates contributing an additional $.3 million to fund its pension plan in 2005 for a total of $.5 million.

NOTE D – COMPUTATION OF EARNINGS PER SHARE

	Three month periods ended March 31,
In thousands, except per share data	2005	2004
Numerator
Net income	$3,228	$1,364

Denominator
Determination of shares
Weighted average common shares outstanding	5,719	5,781
Dilutive effect – employee stock options	57	60

Diluted weighted average common shares outstanding	5,776	5,841

Earnings per common share
Basic	$0.56	$0.24

Diluted	$0.56	$0.23

NOTE E – GOODWILL AND OTHER INTANGIBLES

The Company performed its annual impairment test for goodwill pursuant to SFAS No. 142, “Goodwill and Intangible Assets”, as of January 2005 and had determined that no adjustment to the carrying value of goodwill was required. The Company’s only intangible asset with an indefinite life is goodwill, which is included within the foreign segment. The aggregate amortization expense for other intangibles with finite lives for each of the three-months ended March 31, 2005 and 2004 was $.1 million. Amortization expense is estimated to be $.4 million for 2005 and $.3 million for 2006 through 2009. The following table sets forth the carrying value and accumulated amortization of intangibles by segment at March 31, 2005:

	As of March 31, 2005
	Domestic	Foreign	Total
Amortized intangible assets, including effect of foreign currency translation
Gross carrying amount – patents and other intangibles	$4,947	$76	$5,023
Accumulated amortization – patents and other intangibles	(1,832)	(39)	(1,871)

Total	$3,115	$37	$3,152

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2005, is as follows:

Balance at January 1, 2005	$2,130
Currency translation	(17)

Balance at March 31, 2005	$2,113

NOTE F – NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the company starting January 1, 2006. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In December 2004, the FASB released a revised version of Statement of Financial Accounting Standards No. 123 (FASB 123R), “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement amends and clarifies the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments and to recognize this cost over the vesting period or time period during which the employee is required to provide service in exchange for the reward. This statement is effective for the Company starting January 1, 2006. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2004, the FASB released FASB Staff Position No. FAS 109-1 (FSP 109-1). FASB Staff Position No. 109-1, “Accounting of FASB Statement No. 109, ‘Accounting for Income Taxes,’ for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004,” clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with FASB Statement 109, “Accounting for Income Taxes” (FAS 109). The FSP went into effect upon being issued. The adoption of this FSP did not have a material impact on its consolidated financial statements.

NOTE G – BUSINESS SEGMENTS

	Three month periods ended March 31,
	2005	2004
Net sales
Domestic	$29,530	$23,389
Foreign	21,242	16,141

Total net sales	$50,772	$39,530

Intersegment sales
Domestic	$1,688	$1,089
Foreign	573	378

Total intersegment sales	$2,261	$1,467

Operating income
Domestic	$3,369	$1,181
Foreign	1,810	962

	5,179	2,143

Interest income
Domestic	70	26
Foreign	143	101

	213	127

Interest expense
Domestic	(7)	(10)
Foreign	(87)	(76)

	(94)	(86)
Other expense	(27)	(36)

Income before income taxes and equity in net income of joint ventures	$5,271	$2,148

	March 31,	December 31,
	2005	2004
Identifiable assets
Domestic	$81,517	$79,181
Foreign	78,741	79,627

Total assets	$160,258	$158,808

NOTE H – BUSINESS ABANDONMENT CHARGES

During the third quarter of 2002, the Company recorded a charge to establish a reserve for certain assets and to record severance payments related to closing its data communications operations in Europe. This entailed winding down a manufacturing operation, closing five sales offices, terminating leases and reducing personnel by approximately 130. This action was taken as a result of the continuing decline in the global telecommunication and data communication markets and after failing to reach agreement on an acceptable selling price on product supplied to a significant foreign customer. An analysis of the amount accrued in the Consolidated Balance Sheet at March 31, 2005 is as follows:

			Severance and
			other related
	Inventory	Receivables	expenses
Balance at January 1, 2005	$4	$853	$30

Payments	—	—	(25)
Writeoffs and adjustments	(2)	(169)	(1)

Balance at March 31, 2005	$2	$684	$4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Our net sales for the quarter ended March 31, 2005 increased 28% and gross profit improved 38% compared to the same period in 2004. Net sales increased primarily from volume increases coupled with the favorable impact of the conversion of local currencies to U.S. dollars as a result of the continued weakening of the U.S. dollar compared to most foreign currencies. The increase in gross profit partially offset by greater costs and expenses resulted in an increase in net income of 137%, or thirty-two cents a basic share, when compared to the same period in 2004.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

For the three months ended March 31, 2005, net sales were $50.8 million, an increase of $11.2 million, or 28%, from the same period in 2004. Domestic net sales increased $6.1 million, or 26%. The increase in domestic net sales was due primarily to volume increases in the communications market. We believe the domestic communication and energy markets have stabilized. We anticipate domestic sales level for the remainder of 2005 to outpace 2004 but not necessarily as high as a percentage increase experienced in the quarter ended March 31, 2005. Foreign net sales of $21.2 million increased $5.1 million, or 32%. Foreign net sales were favorably impacted by $1.2 million when converted to U.S. dollars as a result of the weaker U.S. dollar compared to most foreign currencies when compared to the first quarter 2004 conversion rates. Excluding the effect of currency conversion, foreign net sales increased $3.9 million primarily as a result of increased sales in the energy markets outside North America and communication markets in North America. Although we expect additional price competition globally, we expect the recent upward trend in foreign sales activity to continue, but at a slower pace than the double digit increases realized in the quarter ended March 31, 2005 when compared to 2004.

Gross profit of $16.6 million for the three months ended March 31, 2005 increased $4.5 million, or 38%, compared to the same period in 2004. Domestic gross profit of $9.6 million increased $2.9 million, or 44%. Domestic gross profit increased $1.7 million due to increased net sales and $1.2 million due to lower per unit manufacturing costs being realized as a result of higher production volumes when compared to 2004. Foreign gross profit of $7 million increased $1.6 million, or 30%. Foreign gross profit increased primarily due to the increase in net sales coupled with the favorable impact resulting from converting native currency to U.S. dollars. We expect our costs for basic metal and petroleum based materials to continue to increase for the remainder of 2005 resulting in an additional risk in maintaining the current gross profit margin percentage in the first quarter 2005.

Costs and expenses of $11.6 million for the three months ended March 31, 2005 increased $1.3 million, or 12%, compared to the previous year, as summarized in the following table:

	Quarter ended March 31,
				%
thousands of dollars	2005	2004	Change	Change
Cost and expenses
Domestic:
Selling	$3,296	$2,975	$321	11%
General and administrative	2,765	2,641	124	5
Research and engineering	1,078	1,030	48	5
Other operating expense (income) – net	101	(79)	180	NM*

	7,240	6,567	673	10

Foreign:
Selling	1,759	1,512	247	16
General and administrative	2,162	1,876	286	15
Research and engineering	465	447	18	4
Other operating expense (income)- net	14	(49)	63	NM*

	4,400	3,786	614	16

	$11,640	$10,353	$1,287	12%

*	NM – Not Meaninful

Domestic costs and expenses of $7.2 million for the three-month period ended March 31, 2005 increased $.7 million, or 10%, compared to the same period in 2004. Domestic selling expenses of $3.3 million increased $.3 million as a result of a $.2 million increase in commission expense on higher net sales and a $.1 million increase in compensation expense. General and administrative expenses increased $.1 million primarily due to an increase in third party expense to comply with the Sarbanes-Oxley Act of 2002. Research and engineering expenses increased $.1 million primarily as a result of increased personnel. Other operating expense increased $.2 million primarily due to an increase in losses on foreign currency transactions.

Foreign cost and expenses of $4.4 million for the three months ended March 31, 2005 increased $.6 million, or 16%, compared to the same period in 2004. The weaker dollar unfavorably impacted costs and expenses by $.2 million when foreign costs in local currency were translated to U.S. dollars. Foreign selling expense net of currency translation increased $.2 primarily as a result of a $.1 million increase in commissions on higher sales and $.1 million increase related to product promotional activities. General and administrative expense net of currency translation increased $.2 million primarily related to an increase in personnel and costs incurred to comply with the Sarbanes-Oxley Act of 2002. Research and engineering expenses and other operating expense net of currency translation remained relatively unchanged from the same period in 2004.

Royalty income – net for the quarter ended March 31, 2005 of $.2 million decreased $.2 million, or 55%, compared to 2004 as a result of higher licensing expense.

Operating income of $5.2 million for the quarter ended March 31, 2005 increased $3 million, or 142%, compared to the same period in 2004. This increase was a result of the $4.5 million increase in gross profit offset by the $1.3 million increase in costs and expenses and the $.2 million decrease in royalty income. Domestic operating income increased $2.2 million compared to the same period in 2004 as a result of the increase in gross profit of $2.9 million and the $.2 million increase in intercompany royalty income offset by the $.7 million increase in costs and expenses and the $.2 million decrease in royalty income. Foreign operating income of $1.8 million increased $.8 million, compared to the same period in 2004, as a result of the increase in gross profit of $1.6 million partially offset by the increase in cost and expenses of $.6 million and the $.2 million increase in intercompany royalty expense.

Other income of $.1 million for the three months ended March 31, 2005 increased $.1 million as a result of a $.1 million increase in interest income.

Income taxes for the three months ended March 31, 2005 of $2 million were $1.2 million higher than the same period in 2004. The effective tax rate for the quarter ended March 31, 2005 was 38.8% compared to 38.2% in 2004. The effective tax rate for 2005 approximates the federal and state statutory rates. In accordance with the applicable tax laws in China, we are entitled to a preferential tax rate of a 50% reduction for the three years beginning in 2003. There was no favorable aggregate tax since there was a pretax loss for the three-month period ended March 31, 2005 and 2004.

Equity in net income of joint ventures decreased $.1 million compared to the first quarter of 2004 .. We sold our interest in Japan PLP Co. Ltd. in the third quarter of 2004, and we no longer have an investment in any joint venture.

As a result of the preceding items net income for the three-month period ended March 31, 2005 was $3.2 million, which represents an increase of $1.9 million compared to net income of $1.4 million for the same period in 2004.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.5 million for the first three months of 2005, an increase of $3.5 million when compared to the same period in 2004. A decrease in working capital of $2 million coupled with a $1.9 million increase in net income was partially offset by a decrease in non-cash items of $.4 million in 2005, when compared to 2004. The decrease in working capital was primarily due to a higher increase in accounts receivable in 2004. Higher deferred income taxes in 2004 were the primarily reason for the reduction in non-cash items.

Net cash used in investing activities of $1.3 million represents an increase of $.4 million when compared to 2004. This increase is primarily a result of higher capital expenditures in 2005 compared to 2004. We are continually analyzing potential acquisition candidates and business alternatives but we currently have no commitments that would materially affect the operations of the business.

Cash used in financing activities was $.9 million compared to $3.8 million in the previous year. This decrease was primarily a result of the repurchase of 100,000 common shares in 2004.

Our current ratio was 3.7 to 1 at March 31, 2005 compared to 3.6 to 1 at December 31, 2004. Working capital of $75.8 million remains consistent with the amount at December 31, 2004 of $73.7 million. At March 31, 2005, our unused balance under our main credit facility was $20 million and our bank debt to equity percentage was 3%. Our main revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At March 31, 2005 we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash position, together with our untapped borrowing capacity, provides financial resources to adequately meet our cash requirements. If we were to incur significant indebtedness, we expect to be able to continue to meet liquidity needs under the credit facilities but possibly at an increased cost for interest and commitment fees. We do not believe we would increase our debt to a level that would have a material adverse impact upon the results of operations or financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the company starting January 1, 2006. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In December 2004, the FASB released a revised version of Statement of Financial Accounting Standards No. 123 (FASB 123R), “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement amends and clarifies the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments and to recognize this cost over the vesting period or time period during which the employee is required to provide service in exchange for the reward. This statement is effective for the Company starting January 1, 2006. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2004, the FASB released FASB Staff Position No. FAS 109-1 (FSP 109-1). FASB Staff Position No. 109-1, “Accounting of FASB Statement No. 109, ‘Accounting for Income Taxes,’ for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004,” clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with FASB Statement 109, “Accounting for Income Taxes” (FAS 109). The FSP went into effect upon being issued. The adoption of this FSP did not have a material impact on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company operates manufacturing facilities and offices around the world and uses fixed and floating rate debt to finance the Company’s global operations. As a result, the Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company believes the political and economic risks related to the Company’s foreign operations are mitigated due to the stability of the countries in which the Company’s largest foreign operations are located.

The Company has no foreign currency forward exchange contracts outstanding at March 31, 2005. The Company does not hold derivatives for trading purposes.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities, which consisted of borrowings of $4.7 million at March 31, 2005. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of less than $.1 million for the three-month period ended March 31, 2005.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables, and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $2.3 million and on income before tax of less than $.1 million.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Vice President of Finance, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Company Purchases of Equity Securities
			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that may yet be
	Total Number of	Average Price	Publicly Announced Plans	Purchased under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs
January	5,000	$31.60	18,755	81,245
February	—	—	—	81,245
March	—	—	—	81,245

Total	5,000		18,755

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

     The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:

•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States, Canada, and Western Europe;

•	The effect on the Company’s business resulting from economic uncertainty within Latin American regions;

•	Technology developments that affect longer-term trends for communication lines such as wireless communication;

•	The Company’s success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

•	The rate of progress in continuing to reduce costs and in modifying the Company’s cost structure to maintain and enhance the Company’s competitiveness;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful in expanding the Company’s product line into new areas for inside plant;

•	The Company’s ability to identify, complete and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	Changes in significant government regulations affecting environmental compliances;

•	The Company’s ability to continue to compete with larger companies who have acquired a substantial number of the Company’s former competitors;

•	The Company’s ability to compete in the domestic data communications market;

•	The telecommunication markets continued deployment of Fiber-to-the-Premise;

•	The Company’s ability to have success in emerging markets;

•	The Company’s ability to internally develop new products; and

•	Other factors disclosed previously and from time to time in the Company’s filings with the Securities and Exchange Commission. These filings can be found on the Securities and Exchange Commission’s website at www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2005	/s/ Robert G. Ruhlman

Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2005	/s/ Eric R. Graef

Eric R. Graef
Vice President – Finance and Treasurer
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