Form 10-Q
period 2005-06-30
PREFORMED LINE PRODUCTS CO
filed 2005-08-12
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005	Commission file number 0-31164
Preformed Line Products Company
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-0676895

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

660 Beta Drive Mayfield Village, Ohio	44143

(Address of Principal Executive Office)	(Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of August 10, 2005: 5,722,347.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
Thousands of dollars, except share data	2005	2004
ASSETS
Cash and cash equivalents	$31,219	$29,744
Accounts receivable, less allowance of $2,171 ($2,396 in 2004)	32,449	29,217
Inventories – net	35,337	36,264
Deferred income taxes	3,998	3,727
Prepaids and other	3,314	2,651

TOTAL CURRENT ASSETS	106,317	101,603

Property and equipment – net	47,697	48,169
Deferred income taxes	739	1,213
Goodwill – net	2,076	2,130
Patents and other intangibles – net	3,058	3,247
Other assets	2,445	2,446

TOTAL ASSETS	$162,332	$158,808

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to banks	$1,290	$735
Current portion of long-term debt	1,303	1,272
Trade accounts payable	10,723	11,111
Accrued compensation and amounts withheld from employees	5,566	4,879
Accrued expenses and other liabilities	4,969	4,368
Accrued profit-sharing and pension contributions	2,741	3,639
Dividends payable	1,144	1,141
Income taxes	849	777

TOTAL CURRENT LIABILITIES	28,585	27,922

Long-term debt, less current portion	2,501	2,362
Deferred income taxes	223	187

SHAREHOLDERS’ EQUITY
Common shares – $2 par value, 15,000,000 shares authorized, 5,721,597 and 5,706,713 outstanding, net of 511,159 and 491,159 treasury shares at par, respectively	11,443	11,413
Paid in capital	1,026	545
Retained earnings	132,712	128,738
Accumulated other comprehensive loss	(14,158)	(12,359)

TOTAL SHAREHOLDERS’ EQUITY	131,023	128,337

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$162,332	$158,808

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three month period ended June 30,		Six month period ended June 30,
In thousands, except per share data	2005	2004	2005	2004
Net sales	$52,692	$45,884	$103,464	$85,414
Cost of products sold	35,275	30,785	69,420	58,245

GROSS PROFIT	17,417	15,099	34,044	27,169

Costs and expenses
Selling	5,519	4,550	10,574	9,037
General and administrative	5,552	5,272	10,479	9,789
Research and engineering	1,527	1,457	3,070	2,934
Other operating (income) expenses – net	(185)	256	(70)	128

	12,413	11,535	24,053	21,888

Royalty income – net	345	321	537	747

OPERATING INCOME	5,349	3,885	10,528	6,028

Other income (expense)
Interest income	241	116	454	243
Interest expense	(86)	(117)	(180)	(203)
Other expense	(27)	(37)	(54)	(73)

	128	(38)	220	(33)

INCOME BEFORE INCOME TAXES AND EQUITY IN NET (LOSS) INCOME OF JOINT VENTURE	5,477	3,847	10,748	5,995

Income taxes	1,781	1,439	3,824	2,281

NET INCOME BEFORE JOINT VENTURE	3,696	2,408	6,924	3,714

Equity in net (loss) income of joint venture	—	(37)	—	21

NET INCOME	$3,696	$2,371	$6,924	$3,735

Net income per share – basic	$0.65	$0.41	$1.21	$0.65

Net income per share – diluted	$0.64	$0.41	$1.20	$0.64

Cash dividends declared per share	$0.20	$0.20	$0.40	$0.40

Average number of shares outstanding – basic	5,726	5,715	5,723	5,748

Average number of shares outstanding – diluted	5,784	5,764	5,778	5,802

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Six Month Period Ended June 30,
Thousands of dollars	2005	2004
OPERATING ACTIVITIES
Net income	$6,924	$3,735
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,417	3,579
Deferred income taxes	239	786
Net investment in life insurance	55	274
Translation adjustment	47	(40)
Earnings of joint venture	—	(21)
Gain on sale of property and equipment	(91)	(6)
Changes in operating assets and liabilities:
Accounts receivable	(3,759)	(7,744)
Inventories	658	330
Trade accounts payables and accrued liabilities	818	2,768
Income taxes	(415)	(414)
Other – net	(503)	(592)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,390	2,655

INVESTING ACTIVITIES
Capital expenditures	(2,924)	(1,777)
Business acquisitions	—	(514)
Proceeds from the sale of property and equipment	101	39
Net investment in life insurance	—	220

NET CASH USED IN INVESTING ACTIVITIES	(2,823)	(2,032)

FINANCING ACTIVITIES
Increase in notes payable to banks	597	—
Proceeds from the issuance of long-term debt	155	6
Payments of long-term debt	(394)	(385)
Dividends paid	(2,287)	(2,307)
Issuance of common shares	551	36
Purchase of common shares for treasury	(702)	(2,582)

NET CASH USED IN FINANCING ACTIVITIES	(2,080)	(5,232)

Effects of exchange rate changes on cash and cash equivalents	(1,012)	(107)

Increase (decrease) in cash and cash equivalents	1,475	(4,716)

Cash and cash equivalents at beginning of year	29,744	28,209

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,219	$23,493

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Tables in thousands, except per share data
NOTE A – BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s Form 10-K for 2004 filed with the Securities and Exchange Commission.
The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.
Certain amounts in the prior year’s financial statements have been reclassified to conform to the presentation of 2005.
NOTE B – OTHER FINANCIAL STATEMENT INFORMATION
Inventories

	June 30,	December 31,
	2005	2004
Finished goods	$11,757	$12,005
Work-in-process	1,714	1,728
Raw materials	21,866	22,531

	$35,337	$36,264

Property and equipment – at cost

	June 30,	December 31,
	2005	2004
Land and improvements	$6,882	$6,964
Buildings and improvements	37,464	37,194
Machinery and equipment	93,415	92,313
Construction in progress	3,660	2,951

	141,421	139,422
Less accumulated depreciation	93,724	91,253

	$47,697	$48,169

Comprehensive Income
The components of comprehensive income are as follows:

	Three month period ended June 30,		Six month period ended June 30,
	2005	2004	2005	2004
Net income	$3,696	$2,371	$6,924	$3,735
Other comprehensive loss:
Foreign currency adjustments	(539)	(650)	(1,799)	(788)
Comprehensive income	$3,157	$1,721	$5,125	$2,947

Guarantees

Product warranty balance at January 1, 2005	$177
Additions charged to Cost of products sold	203
Deductions	(145)

Product warranty balance at June 30, 2005	$235

Stock-Based Options
As permitted by the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123”, the Company applies the intrinsic value based method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, to account for stock options granted to employees to purchase common shares. Under this method, compensation expense is measured as the excess, if any, of the market price at the date of grant over the exercise price of the options. No compensation expense has been recorded because the exercise price is equal to market value at the date of grant.
SFAS No. 148 requires pro forma disclosure of the effect on net income and earnings per share when applying the fair value method of valuing stock-based compensation. For purposes of this pro forma disclosure, the estimated fair value of the options is recognized ratably over the vesting period.

	Three month period ended June 30,		Six month period ended June 30,
	2005	2004	2005	2004
Net income, as reported	$3,696	$2,371	$6,924	$3,735
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	45	8	71	23

Pro forma net income	$3,651	$2,363	$6,853	$3,712

Earnings per share:
Basic – as reported	$0.65	$0.41	$1.21	$0.65

Basic – pro forma	$0.64	$0.41	$1.20	$0.65

Diluted – as reported	$0.64	$0.41	$1.20	$0.64

Diluted – pro forma	$0.63	$0.41	$1.19	$0.64

NOTE C – PENSION PLANS
Net periodic benefit cost for the Company’s domestic plan included the following components:

	Three month period ended June 30,		Six month period ended June 30,
	2005	2004	2005	2004
Service cost	$198	$144	$360	$280
Interest cost	212	181	404	351
Expected return on plan assets	(189)	(154)	(376)	(307)
Recognized net actuarial loss	61	33	102	53

Net periodic benefit cost	$282	$204	$490	$377

The first quarterly contribution was made on April 14, 2005 in the amount of $.2 million. The Company presently anticipates contributing an additional $.3 million to fund its pension plan in 2005 for a total of $.5 million.
NOTE D – COMPUTATION OF EARNINGS PER SHARE

	Three month period ended June 30,			Six month period ended June 30,
	2005	2004		2005		2004
Numerator
Net income	$3,696		$2,371		$6,924	$3,735

Denominator
Determination of shares
Weighted average common shares outstanding	5,726		5,715		5,723	5,748
Dilutive effect – employee stock options	58		49		55	54

Diluted weighted average common shares outstanding	5,784		5,764		5,778	5,802

Earnings per common share		$		$
Basic	$0.65		0.41		1.21	$0.65

		$
Diluted	$0.64		0.41		$1.20	$0.64

NOTE E – GOODWILL AND OTHER INTANGIBLES
The Company performed its annual impairment test for goodwill pursuant to SFAS No. 142, “Goodwill and Intangible Assets”, as of January 2005 and had determined that no adjustment to the carrying value of goodwill was required. The Company’s only intangible asset with an indefinite life is goodwill, which is included within the foreign segment. The aggregate amortization expense for other intangibles with finite lives for each of the three-months ended June 30, 2005 and 2004 was $.1 million, and for each of the six-months ended June 30, 2005 and 2004 was $.2 million. Amortization expense is estimated to be $.4 million for 2005 and $.3 million for 2006 through 2009. The following table sets forth the carrying value and accumulated amortization of intangibles by segment at June 30, 2005:

	As of June 30, 2005
	Domestic	Foreign	Total
Amortized intangible assets, including effect of foreign currency translation
Gross carrying amount – patents and other intangibles	$4,947	$78	$5,025
Accumulated amortization – patents and other intangibles	(1,925)	(42)	(1,967)

Total	$3,022	$36	$3,058

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2005, is as follows:

Balance at January 1, 2005	$2,130
Currency translation	(54)

Balance at June 30, 2005	$2,076

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
In June 2005, the FASB released SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3, to change the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect. If impracticable to determine period specific effects, this statement requires the new accounting principle to be applied to balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding entry made to opening balance of retained earnings for that period. If it is impracticable to determine the cumulative effect to prior periods, the statement requires the new accounting principle to be applied from the earliest date practicable. This statement requires a change in depreciation, amortization and depletion methods for long-lived assets be accounted for as a change in estimate effected by a change in accounting principle. Lastly, this statement carries forward guidance from Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

NOTE G – BUSINESS SEGMENTS

	Three month period ended June 30,		Six month period ended June 30,
	2005	2004	2005	2004
Net sales
Domestic	$28,832	$26,832	$58,362	$50,221
Foreign	23,860	19,052	45,102	35,193

Total net sales	$52,692	$45,884	$103,464	$85,414

Intersegment sales
Domestic	$1,333	$1,425	$3,021	$2,514
Foreign	761	833	1,335	1,211

Total intersegment sales	$2,094	$2,258	$4,356	$3,725

Operating income
Domestic	$2,715	$1,883	$6,084	$3,064
Foreign	2,634	2,002	4,444	2,964

	5,349	3,885	10,528	6,028

Interest income
Domestic	116	18	186	44
Foreign	125	98	268	199

	241	116	454	243

Interest expense
Domestic	(21)	(9)	(28)	(19)
Foreign	(65)	(108)	(152)	(184)

	(86)	(117)	(180)	(203)
Other expense	(27)	(37)	(54)	(73)

Income before income taxes and equity in net (loss) income of joint venture	$5,477	$3,847	$10,748	$5,995

	June 30,	December 31,
	2005	2004
Identifiable assets
Domestic	$85,298	$79,181
Foreign	77,034	79,627

Total assets	$162,332	$158,808

NOTE H – BUSINESS ABANDONMENT CHARGES
During the third quarter of 2002, the Company recorded a charge to establish a reserve for certain assets and to record severance payments related to closing its data communications operations in Europe. This entailed winding down a manufacturing operation, closing five sales offices, terminating leases and reducing personnel by approximately 130. This action was taken as a result of the continuing decline in the global telecommunication and data communication markets and after failing to reach agreement on an acceptable selling price on product supplied to a significant foreign customer. An analysis of the amount accrued in the Consolidated Balance Sheet at June 30, 2005 is as follows:

			Severance and
			other related
	Inventory	Receivables	expenses
Balance at January 1, 2005	$4	$853	$30

Payments	—	—	(25)
Writeoffs and adjustments	(2)	(220)	1

Balance at June 30, 2005	$2	$633	$6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
For the quarter ended June 30, 2005 our net sales increased 15% and gross profit increased 15% compared to the same period in 2004. Net sales increased in our markets around the world with the exception of Europe, which remained relatively unchanged, from the second quarter of 2004. Net sales were favorably impacted by the conversion of local currencies to U.S. dollars as a result of the weakness of the U.S. dollar compared to most foreign currencies for the quarter. The increase in gross profit and moderate increases in costs and expenses resulted in an increase in net income of 56% when compared to the quarter ended June 30, 2004.
For the six months ended June 30, 2005, our net sales increased 21% and gross profit increased 25% compared to the same period in 2004. Net sales increased in the same markets as indicated for the quarter. The increase in gross profit partially offset by a 10% increase in costs and expenses resulted in an increase in net income of 85%, or fifty-six cents per basic and diluted share, when compared to the same period in 2004.
THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004
For the three months ended June 30, 2005, net sales were $52.7 million, an increase of $6.8 million, or 15%, from the same period in 2004. Domestic net sales increased $2 million, or 7%, and foreign sales increased $4.8 million, or 25%. The increase in domestic net sales was due to an increase in demand from our data communications customers. We have also continued to benefit from telecommunication companies activities in expanding fiber to the premise. We believe that continued stability and strengthening of the U.S. economy should allow spending on new construction and maintenance projects in the energy and communications markets to outpace business levels of 2004. However, we do not expect our percentage increase in sales for the second half of 2005 to be as strong as the percentage increase for the first half of 2005. Foreign net sales were favorably impacted by $1.8 million when converting local currencies to U.S. dollars as a result of the weakness of the U.S. dollar compared to most foreign currencies for the second quarter. Excluding the foreign currency impact, foreign sales increased $3 million compared to the same period in 2004 primarily due to stronger sales in our markets around the world with the exception of Europe. Although we anticipate the continuation of price competition globally, we expect the current upward trend in foreign sales to continue but at a slower pace then the 25% increase realized in the quarter ended June 30, 2005 when compared to 2004.
Gross profit of $17.4 million for the three months ended June 30, 2005 was an increase of $2.3 million, or 15%, compared to last year. Domestic gross profit increased $1.2 million, or 14%, compared to the second quarter 2004 primarily as a result of higher net sales and relatively stable manufacturing expenses compared to the same period in 2004 partially offset by increased material cost for steel and aluminum. Foreign gross profit increased $1.1 million, or 17%, primarily due to the increase in net sales. We expect our costs for basic metal and petroleum based materials to continue to increase for the remainder of 2005 resulting in an additional risk in maintaining our current gross profit percentage.
Costs and expenses of $12.4 million for the three months ended June 30, 2005 increased $.9 million, or 8%, compared to the previous year as summarized in the following table:

	Quarter ended June 30,
				%
thousands of dollars	2005	2004	Change	Change
Cost and expenses
Domestic:
Selling	$3,689	$2,944	$745	25%
General and administrative	3,184	3,274	(90)	(3)
Research and engineering	1,061	1,035	26	3
Other operating (income) expense – net	11	201	(190)	NM *

	7,945	7,454	491	7

Foreign:
Selling	1,830	1,606	224	14
General and administrative	2,368	1,998	370	19
Research and engineering	466	422	44	10
Other operating (income) expense – net	(196)	55	(251)	NM *

	4,468	4,081	387	9

	$12,413	$11,535	$878	8%

* NM – Not Meaningful
Domestic costs and expenses of $7.9 million for the three-month period ended June 30, 2005 increased $.5 million, or 7% compared to the same period in 2004. Domestic selling expense of $3.7 million increased $.8 million primarily as a result of a $.3 million increase in commission expense on higher sales, a $.3 million increase in advertising and promotional expenses and a $.2 million increase in personnel related expenses. General and administrative expenses, and research and engineering expenses remained relatively unchanged. Other operating expense decreased $.2 million primarily as a result of charges recorded in 2004 related to a certain director’s life insurance policies.
Foreign costs and expenses of $4.5 million for the three-month period ended June 30, 2005 increased $.4 million, or 9% compared to the same period in 2004. The weaker dollar impacted costs and expenses by $.4 million when foreign costs were translated to U.S. dollars. Selling expenses net of currency translation remained relatively unchanged when compared to 2004. General and administrative expense net of currency translation increased $.2 million primarily related to an increase in personnel and costs incurred to comply with the Sarbanes-Oxley Act of 2002. Research and engineering expense remained relatively unchanged when compared to 2004. Other operating income net of currency translation improved by $.2 million primarily as a result of foreign currency transaction gains.
Royalty income – net for the quarter ended June 30, 2005 of $.3 million remained relatively unchanged compared to the same period in 2004.
Operating income of $5.3 million for the quarter ended June 30, 2005 increased $1.4 million, or 38%, compared to the same period in 2004. This increase was a result of the $2.3 million increase in gross profit offset by the $.9 million increase in costs and expenses. Domestic operating income increased $.8 million compared to the same period in 2004 primarily due to the increase in gross profit of $1.2 million partially offset by the $.5 million in cost and expenses. Foreign operating income of $2.6 million increased $.6 million, compared to the same period in 2004 primarily due to the increase in gross profit of $1.1 million partially offset by the increase in costs and expenses of $.4 million.
Other income of $.1 million for the three months ended June 30, 2005 increased $.2 million as a result of a $.2 million increase in interest income net of interest expense.
Income taxes for the three months ended June 30, 2005 of $1.8 million were $.3 million higher than the same period in 2004. The effective tax rate for the three months ended June 30, 2005 was 33% compared to 38% in 2004. The comparison of the effective tax rate has been favorably impacted by our ability to utilize certain foreign tax credits to offset current tax expense. In accordance with the applicable tax laws in China, we are entitled to a preferential tax rate of 50% reduction for three years beginning in 2003. The favorable aggregate tax was less than $.01 per share for the three-month period ended June 30, 2005 and 2004.

As a result of the preceding items net income for the three-month period ended June 30, 2005 was $3.7 million, which represents an increase of $1.3 million compared to net income of $2.4 million for the same period in 2004.
SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004
For the six months ended June 30, 2005, net sales were $103.5 million, an increase of $18.1 million, or 21%, from the same period in 2004. Domestic net sales increased $8.2 million, or 16%, and foreign sales increased $9.9 million, or 28%. The increase in domestic net sales was due primarily to volume increases in the telecommunications and data communications markets. Foreign net sales were favorably impacted by $2.9 million when converting local currencies to U.S. dollars as a result of the continued weakness of the U.S. dollar compared to most foreign currencies. Excluding the foreign currency impact, foreign sales increased $7 million compared to the same period in 2004 primarily due to stronger sales in all our markets around the world with the exception of Europe.
Gross profit of $34 million for the six months ended June 30, 2005 was an increase of $6.9 million, or 25%, compared to last year. Domestic gross profit increased $4.1 million, or 27%, compared to the same period in 2004 primarily as a result of higher net sales and relatively stable manufacturing expenses compared to the same period in 2004 partially offset by increased material cost for steel and aluminum. Foreign gross profit increased $2.8 million, or 23%, primarily due to the increase in net sales and a $.9 million favorable impact of converting foreign currencies to U.S. dollars.
Costs and expenses of $24.1 million for the six months ended June 30, 2005 increased $2.2 million, or 10%, compared to the previous year as summarized in the following table:

	Six months ended June 30,
				%
thousands of dollars	2005	2004	Change	Change
Cost and expenses
Domestic:
Selling	$6,985	$5,919	$1,066	18%
General and administrative	5,949	5,915	34	1
Research and engineering	2,139	2,065	74	4
Other operating (income) expense – net	112	122	(10)	(8)

	15,185	14,021	1,164	8

Foreign:
Selling	3,589	3,118	471	15
General and administrative	4,530	3,874	656	17
Research and engineering	931	869	62	7
Other operating (income) expense – net	(182)	6	(188)	NM *

	8,868	7,867	1,001	13

	$24,053	$21,888	$2,165	10%

* NM – Not Meaningful
Domestic costs and expenses of $15.2 million for the six months ended June 30, 2005 increased $1.2 million, or 8% compared to the same period in 2004. Domestic selling expense of $7 million increased $1.1 million primarily as a result of a $.5 million increase in commission expense on higher sales, a $.3 million increase in advertising and promotional expenses and a $.3 million increase related to personnel expenses. General and administrative expenses remained relatively unchanged compared to 2004. Research and engineering expenses increased $.1 million primarily as a result of increased personnel. Other operating expense remained relatively unchanged compared to the same period in 2004.
Foreign costs and expenses of $8.9 million for the six months ended June 30, 2005 increased $1 million, or 13%, compared to the same period in 2004. The weaker dollar impacted costs and expenses by $.5 million when foreign costs were translated to U.S. dollars. Selling expenses net of currency translation increased $.3 million primarily as a result of a $.1 increase in commission expense on higher sales and $.2 million increase in advertising and sales promotion. General and administrative expense net of currency translation increased $.4 million primarily related to an increase in personnel and costs incurred to comply with the Sarbanes-Oxley Act of 2002. Research and engineering expense remained relatively unchanged when compared to 2004. Other operating income net of currency translation improved by $.2 million primarily as a result of foreign currency transaction gains.
Royalty income – net for the six-month period ended June 30, 2005 of $.5 million decreased $.2 million, or 28%, compared to the same period in 2004 as a result of higher licensing expense.
Operating income of $10.5 million for the six months ended June 30, 2005 increased $4.5 million, or 75%, compared to the same period in 2004. This increase was a result of the $6.9 million increase in gross profit offset by the $2.2 million increase in costs and expenses and the $.2 million decrease in royalty income – net. Domestic operating income increased $3 million compared to the same period in 2004 as a result of the increase in gross profit of $4.1 million and the $.3 million increase in intercompany royalties partially offset by the $1.2 million increase in costs and expenses and the $.2 million decrease in royalty income – net. Foreign operating income of $4.4 million increased $1.5 million, compared to the same period in 2004 as a result of the increase in gross profit of $2.8 million partially offset by the increase in costs and expenses of $1 million and the $.3 million increase in intercompany royalty expense.
Other income of $.2 million for the six months ended June 30, 2005 increased $.2 million as a result of a $.2 million increase in interest income.
Income taxes for the six months ended June 30, 2005 of $3.8 million were $1.5 million higher than the same period in 2004. The effective tax rate for the six months ended June 30, 2005 was 36% compared to 38% in 2004. The comparison of the effective tax rate has been favorably impacted by our ability to utilize certain foreign tax credits to offset current tax expense. In accordance with the applicable tax laws in China, we are entitled to a preferential tax rate of 50% reduction for three years beginning in 2003. The favorable aggregate tax was less than $.01 per share for the six-month period ended June 30, 2005 and 2004.
As a result of the preceding items net income for the six months ended June 30, 2005 was $6.9 million, which represents an increase of $3.2 million compared to net income of $3.7 million for the same period in 2004.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $7.4 million for the first six months of 2005, an increase of $4.7 million when compared to the same period in 2004. A decrease in working capital of $2.4 million coupled with a $3.2 million increase in net income was partially offset by a decrease in non-cash items of $.9 million in 2005, when compared to 2004. The decrease in working capital was primarily due to a smaller increase in accounts receivable offset by a smaller increase in trade payables in 2005. Higher deferred income taxes in 2004 were the primary reason for the reduction in non-cash items.
Net cash used in investing activities of $2.8 million represents an increase of $.8 million when compared to 2004. This increase is primarily a result of higher capital expenditures in 2005 compared to 2004. During April 2004 the Company acquired assets of Union Electric Manufacturing Co. Ltd. for $.5 million. We are continually analyzing potential acquisition candidates and business alternatives but we currently have no commitments that would materially affect the operations of the business.
Cash used in financing activities was $2.1 million compared to $5.2 million in the previous year. This decrease was primarily a result of a greater number of common shares repurchased in 2004 when compared to 2005.
Our current ratio was 3.7 to 1 at June 30, 2005 compared to 3.6 to 1 at December 31, 2004. Working capital of $77.7 million remains consistent with the amount at December 31, 2004 of $73.7 million. At June 30, 2005, our unused balance under our main credit facility was $20 million and our bank debt to equity percentage was 4%. Our main revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At June 30, 2005 we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash position, together with our untapped borrowing capacity, provides financial resources to adequately meet our cash requirements. If we were to incur significant indebtedness, we expect to be able to continue to meet liquidity needs under the credit facilities but possibly at an increased cost for interest and commitment fees. We do not believe we would increase our debt to a level that would have a material adverse impact upon the results of operations or financial condition.
NEW ACCOUNTING PRONOUNCEMENTS
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the company starting January 1, 2006. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.
In December 2004, the FASB released a revised version of Statement of Financial Accounting Standards No. 123 (FASB 123R), “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement amends and clarifies the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments and to recognize this cost over the vesting period or time period during which the employee is required to provide service in exchange for the reward. This statement is effective for the Company starting January 1, 2006. We do not expect the adoption of this statement to have a material impact on its financial statements.
In June 2005, the FASB released SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3, to change the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect. If impracticable to determine period specific effects, this statement requires the new accounting principle to be applied to balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding entry made to opening balance of retained earnings for that period. If it is impracticable to determine the cumulative effect to prior periods, the statement requires the new accounting principle to be applied from the earliest date practicable. This statement requires a change in depreciation, amortization and depletion methods for long-lived assets be accounted for as a change in estimate effected by a change in accounting principle. Lastly, this statement carries forward guidance from Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.
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
The Company has no foreign currency forward exchange contracts outstanding at June 30, 2005. The Company does not hold derivatives for trading purposes.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities, which consisted of borrowings of $5.1 million at June 30, 2005. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of less than $.1 million for the six-month period ended June 30, 2005.
The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables, and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $2 million and on income before income taxes of less than $.1 million.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Vice President of Finance, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

Company Purchases of Equity Securities
			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that may yet be
	Total Number of	Average Price	Publicly Announced	Purchased under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
April	—	—	—	81,245
May	10,000	$33.35	28,755	71,245
June	5,000	41.69	33,755	66,245

Total	15,000		33,755	66,245
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Preformed Line Products Company held its annual meeting of shareholders on April 25, 2005 at is principal executive offices in Mayfield Village, Ohio. At the meeting, the shareholders voted to fix the number of directors at eight with two classes composed of four members each, both serving a staggered term; to re-elect one person to the Board of Directors for a term expiring at the 2006 annual meeting of the shareholders and re-elect certain persons to the Board of Directors for terms expiring at the 2007 annual meeting of shareholders. The individuals listed below were elected to the Company’s Board of Directors, each to hold office until the designated annual meeting or until his successor is elected and qualified, or until his earlier resignation. The table below indicates the votes for, votes withheld, as well as the abstentions and shares not voted for the proposal to fix the number of directors at eight and the election of the five nominees.

	Term Expiration	Votes For	Votes Withheld	Abstention	Shares not Voted
Proposal to fix number of directors at eight		5,216,990	121,187	400	390,520
Glenn E. Corlett	2006	5,300,141	38,436	—	390,520
Frank B. Carr	2007	5,298,441	40,136	—	390,520
Robert G. Ruhlman	2007	5,222,774	115,803	—	390,520
Barbara P. Ruhlman	2007	5,220,874	117,703	—	390,520
John P. O’Brien	2007	5,298,441	40,136	—	390,520
The following are the names of each other director whose term of office as a director continued after the 2005 annual meeting of shareholders (in this case, for terms expiring at the 2006 annual meeting of shareholders):
John D. Drinko
Wilber C. Nordstrom
Randall M. Ruhlman
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

August 12, 2005	/s/ Robert G. Ruhlman Robert G. Ruhlman Chairman, President and Chief Executive Officer (Principal Executive Officer)
August 12, 2005	/s/ Eric R. Graef Eric R. Graef Vice President - Finance and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX
31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.
32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.