Form 10-Q
period 2005-09-30
PREFORMED LINE PRODUCTS CO
filed 2005-11-14
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005	Commission file number 0-31164
Preformed Line Products Company
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-0676895

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

660 Beta Drive Mayfield Village, Ohio	44143

(Address of Principal Executive Office)	(Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of November 8, 2005: 5,734,797.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
Thousands of dollars, except share data	2005	2004

ASSETS
Cash and cash equivalents	$34,880	$29,744
Accounts receivable, less allowance of $1,537 ($2,396 in 2004)	35,667	29,217
Inventories — net	35,904	36,264
Deferred income taxes	4,008	3,727
Prepaids and other	2,175	2,651

TOTAL CURRENT ASSETS	112,634	101,603

Property and equipment — net	48,252	48,169
Deferred income taxes	1,665	1,213
Goodwill — net	2,083	2,130
Patents and other intangibles — net	2,965	3,247
Other assets	2,419	2,446

TOTAL ASSETS	$170,018	$158,808

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to banks	$1,133	$735
Current portion of long-term debt	1,736	1,272
Trade accounts payable	11,480	11,111
Accrued compensation and amounts withheld from employees	6,164	4,879
Accrued expenses and other liabilities	4,938	4,368
Accrued profit-sharing and pension contributions	3,549	3,639
Dividends payable	1,146	1,141
Income taxes	2,221	777

TOTAL CURRENT LIABILITIES	32,367	27,922

Long-term debt, less current portion	2,452	2,362
Deferred income taxes	211	187

SHAREHOLDERS’ EQUITY
Common shares — $2 par value, 15,000,000 shares authorized, 5,728,697 and 5,706,713 outstanding, net of 511,159 and 491,159 treasury shares at par, respectively	11,457	11,413
Paid in capital	1,146	545
Retained earnings	135,745	128,738
Accumulated other comprehensive loss	(13,360)	(12,359)

TOTAL SHAREHOLDERS’ EQUITY	134,988	128,337

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$170,018	$158,808

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

In thousands, except per share data	Three month period ended September 30,		Nine month period ended September 30,
	2005	2004	2005	2004

Net sales	$55,614	$49,065	$159,078	$134,479
Cost of products sold	36,355	32,652	105,775	90,897

GROSS PROFIT	19,259	16,413	53,303	43,582

Costs and expenses
Selling	5,608	4,921	16,182	13,958
General and administrative	5,985	5,243	16,464	15,032
Research and engineering	1,565	1,389	4,635	4,323
Other operating (income) expenses — net	112	(328)	42	(200)

	13,270	11,225	37,323	33,113

Royalty income — net	576	856	1,113	1,603

OPERATING INCOME	6,565	6,044	17,093	12,072

Other income (expense)
Interest income	263	222	717	465
Interest expense	(93)	(74)	(273)	(277)
Other expense	(27)	(36)	(81)	(109)

	143	112	363	79

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF JOINT VENTURE	6,708	6,156	17,456	12,151

Income taxes	2,529	2,995	6,353	5,276

NET INCOME BEFORE JOINT VENTURE	4,179	3,161	11,103	6,875

Equity in net income of joint venture	—	2,335	—	2,356

NET INCOME	$4,179	$5,496	$11,103	$9,231

Net income per share — basic	$0.73	$0.96	$1.94	$1.61

Net income per share — diluted	$0.72	$0.95	$1.92	$1.59

Cash dividends declared per share	$0.20	$0.20	$0.60	$0.60

Average number of shares outstanding — basic	5,724	5,717	5,723	5,738

Average number of shares outstanding — diluted	5,793	5,762	5,781	5,793

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Nine Month Period Ended September 30,
Thousands of dollars	2005	2004

OPERATING ACTIVITIES
Net income	$11,103	$9,231
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,192	5,420
Deferred income taxes	(709)	936
Net investment in life insurance	55	74
Translation adjustment	66	(34)
Earnings of joint venture	—	(21)
Dividends received from joint venture	—	2,141
Gain on sale of joint venture	—	(2,335)
Gain on sale of property and equipment	(44)	(279)
Changes in operating assets and liabilities:
Accounts receivable	(6,531)	(8,981)
Inventories	438	(2,059)
Trade accounts payables and accrued liabilities	2,709	4,030
Income taxes	1,929	1,563
Other — net	(452)	(362)

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,756	9,324

INVESTING ACTIVITIES
Capital expenditures	(4,923)	(3,823)
Business acquisitions	—	(506)
Proceeds from the sale of property and equipment	121	380
Proceeds from the sale of equity investment	—	1,925
Net investment in life insurance	—	730

NET CASH USED IN INVESTING ACTIVITIES	(4,802)	(1,294)

FINANCING ACTIVITIES
Increase in notes payable to banks	446	46
Proceeds from the issuance of long-term debt	680	6
Payments of long-term debt	(526)	(388)
Dividends paid	(3,431)	(3,450)
Issuance of common shares	686	43
Purchase of common shares for treasury	(702)	(2,582)

NET CASH USED IN FINANCING ACTIVITIES	(2,847)	(6,325)

Effects of exchange rate changes on cash and cash equivalents	(971)	94

Increase in cash and cash equivalents	5,136	1,799

Cash and cash equivalents at beginning of year	29,744	28,209

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,880	$30,008

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Tables in thousands, except per share data
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.
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
Certain amounts in the prior year’s financial statements have been reclassified to conform to the presentation of 2005.
NOTE B — OTHER FINANCIAL STATEMENT INFORMATION
Inventories

	September 30,	December 31,
	2005	2004

Finished goods	$14,833	$14,573
Work-in-process	1,679	1,728
Raw materials	22,444	22,531

	38,956	38,832
Excess of current cost over LIFO cost	(3,052)	(2,568)

	$35,904	$36,264

Property and equipment — at cost

	September 30,	December 31,
	2005	2004

Land and Improvements	$6,827	$6,964
Buildings and improvements	37,933	37,194
Machinery and equipment	93,495	92,313
Construction in progress	4,743	2,951

	142,998	139,422
Less accumulated depreciation	94,746	91,253

	$48,252	$48,169

Comprehensive Income
The components of comprehensive income are as follows:

	Three month period ended September 30,		Nine month period ended September 30,
	2005	2004	2005	2004

Net income	$4,179	$5,496	$11,103	$9,231
Other comprehensive loss:
Foreign currency adjustments	798	(725)	(1,001)	(1,513)

Comprehensive income	$4,977	$4,771	$10,102	$7,718

Guarantees

Product warranty balance at January 1, 2005	$177
Additions charged to Cost of products sold	41
Deductions	(199)
Translation adjustments	13

Product warranty balance at September 30, 2005	$32

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

	Three month period ended September 30,		Nine month period ended September 30,
	2005	2004	2005	2004

Net income, as reported	$4,179	$5,496	$11,103	$9,231
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	55	25	126	48

Pro forma net income	$4,124	$5,471	$10,977	$9,183

Earnings per share:
Basic — as reported	$0.73	$0.96	$1.94	$1.61

Basic — pro forma	$0.72	$0.96	$1.92	$1.61

Diluted — as reported	$0.72	$0.95	$1.92	$1.59

Diluted — pro forma	$0.71	$0.95	$1.90	$1.59

Legal Proceedings
From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.
NOTE C — PENSION PLANS
Net periodic benefit cost for the Company’s domestic plan included the following components:

	Three month period ended September 30,		Nine month period ended September 30,
	2005	2004	2005	2004

Service cost	$180	$140	$540	$420
Interest cost	202	175	606	526
Expected return on plan assets	(188)	(154)	(564)	(461)
Recognized net actuarial loss	51	27	153	80

Net periodic benefit cost	$245	$188	$735	$565

As of September 30, 2005, $.4 million of contributions have been made. The Company presently anticipates contributing an additional $.1 million to fund its pension plan in 2005 for a total of $.5 million.
NOTE D — COMPUTATION OF EARNINGS PER SHARE

	Three month period ended September 30,		Nine month period ended September 30,
	2005	2004	2005	2004

Numerator
Net income	$4,179	$5,496	$11,103	$9,231

Denominator
Determination of shares
Weighted average common shares outstanding	5,724	5,717	5,723	5,738
Dilutive effect — employee stock options	69	45	58	55

Diluted weighted average common shares outstanding	5,793	5,762	5,781	5,793

Earnings per common share
Basic	$0.73	$0.96	$1.94	$1.61

Diluted	$0.72	$0.95	$1.92	$1.59

NOTE E — GOODWILL AND OTHER INTANGIBLES
The Company performed its annual impairment test for goodwill pursuant to SFAS No. 142, “Goodwill and Intangible Assets”, as of January 2005 and had determined that no adjustment to the carrying value of goodwill was required. The Company’s only intangible asset with an indefinite life is goodwill, which is included within the foreign segment. The aggregate amortization expense for other intangibles with finite lives for each of the three-months ended September 30, 2005 and 2004 was $.1 million, and for each of the nine-months ended September 30, 2005 and 2004 was $.3 million. Amortization expense is estimated to be $.4 million for 2005 and $.3 million for 2006 through 2009. The following table sets forth the carrying value and accumulated amortization of intangibles by segment at September 30, 2005:

	As of September 30, 2005
	Domestic	Foreign	Total
Amortized intangible assets, including effect of foreign currency translation
Gross carrying amount — patents and other intangibles	$4,947	$79	$5,026
Accumulated amortization — patents and other intangibles	(2,017)	(44)	(2,061)

Total	$2,930	$35	$2,965

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2005, is as follows:

Balance at January 1, 2005	$2,130
Currency translation	(47)

Balance at September 30, 2005	$2,083

NOTE F — NEW ACCOUNTING PRONOUNCEMENTS
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
In December 2004, the FASB released a revised version of SFAS No. 123 (FASB 123R), “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement amends and clarifies the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments and to recognize this cost over the vesting period or time period during which the employee is required to provide service in exchange for the reward. This statement is effective for the Company starting January 1, 2006. The Company does not expect the adoption of this statement to have a material impact on its financial statements.
In June 2005, the FASB released SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3, to change the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect. If impracticable to determine period specific effects, this statement requires the new accounting principle to be applied to balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding entry made to opening balance of retained earnings for that period. If it is impracticable to determine the cumulative effect to prior periods, the statement requires the new accounting principle to be applied from the earliest date practicable. This statement requires that a change in depreciation, amortization and depletion methods for long-lived assets be accounted for as a change in estimate effected by a change in accounting principle. Lastly, this statement carries forward guidance from Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

NOTE G — BUSINESS SEGMENTS

	Three month period ended September 30,		Nine month period ended September 30,
	2005	2004	2005	2004

Net sales
Domestic	$32,565	$29,200	$90,927	$79,421
Foreign	23,049	19,865	68,151	55,058

Total net sales	$55,614	$49,065	$159,078	$134,479

Intersegment sales
Domestic	$1,648	$2,176	$4,669	$4,690
Foreign	965	545	2,300	1,756

Total intersegment sales	$2,613	$2,721	$6,969	$6,446

Operating income
Domestic	$4,125	$4,085	$10,209	$7,149
Foreign	2,440	1,959	6,884	4,923

	6,565	6,044	17,093	12,072

Interest income
Domestic	140	34	326	78
Foreign	123	188	391	387

	263	222	717	465

Interest expense
Domestic	(7)	(10)	(35)	(29)
Foreign	(86)	(64)	(238)	(248)

	(93)	(74)	(273)	(277)
Other expense	(27)	(36)	(81)	(109)

Income before income taxes and equity in net income of joint venture	$6,708	$6,156	$17,456	$12,151

	September 30,	December 31,
	2005	2004
Identifiable assets
Domestic	$90,207	$79,181
Foreign	79,811	79,627

Total assets	$170,018	$158,808

NOTE H — BUSINESS ABANDONMENT CHARGES
During the third quarter of 2002, the Company recorded a charge to establish a reserve for certain assets and to record severance payments related to closing its data communications operations in Europe. This entailed winding down a manufacturing operation, closing five sales offices, terminating leases and reducing personnel by approximately 130. This action was taken as a result of the continuing decline in the global telecommunication and data communication markets and after failing to reach agreement on an acceptable selling price on product supplied to a significant foreign customer. An analysis of the amount accrued in the Consolidated Balance Sheet at September 30, 2005 is as follows:

			Severance and
			other related
	Inventory	Receivables	expenses

Balance at January 1, 2005	$4	$853	$30

Payments	—	—	(25)
Writeoffs and adjustments	(4)	(853)	(5)

Balance at September 30, 2005	$—	$—	$—

NOTE I — SALE OF FOREIGN JOINT VENTURE
During the third quarter of 2004, the Company sold its 49% minority interest in its joint venture in Japan PLP Co. Ltd. Proceeds of the sale were approximately $1.9 million. The transaction resulted in a pretax gain of $2.3 million, which includes the reversal of $1.7 million in cumulative translation adjustment related to the equity investment, and is included in equity in net income of joint venture. The entire amount of the proceeds was taxable resulting in a tax of $.7 million, included in income taxes in arriving at net income.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
Operating income for the three months ended September 30, 2005 increased 7%, after considering the favorable impact of foreign currency, when compared to the same period in 2004. The increase was a result of a 10% increase in sales excluding the favorable impact of foreign currency. The increased gross profit generated from higher sales was offset by a 15% increase in costs and expenses after considering the unfavorable impact of foreign currency. The increase in costs and expenses was driven by an increase in commissions on higher sales and higher internal costs and external audit fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Net income for the three months ended September 30, 2005 of $4.2 million was $1.3 million less than the previous year as a result of the realization of a $1.6 million after tax gain on the sale of our interest in Japan PLP CO. Ltd. in 2004.
Operating income for the nine months ended September 30, 2005 improved $4.6 million, or 38%, excluding the favorable foreign currency impact, when compared to the same period in 2004. The improvement was driven by an increase in net sales of 15% excluding the favorable impact of foreign currency. The growth rate of costs and expenses was lower than the sales growth rate, which also contributed to our increased operating income.
THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004
For the three months ended September 30, 2005, consolidated net sales were $55.6 million, an increase of $6.5 million, or 13%, from the same period in 2004. Domestic net sales increased $3.3 million, or 12%, and foreign net sales increased $3.2 million, or 16%. Volume increases in the telecommunications and energy markets accounted for the increase in domestic markets. We estimate that customer repairs of damage caused by hurricanes in the Southeast United States contributed approximately $3 million to domestic net sales for the quarter ended September 30, 2005 compared to hurricane related sales of $1.9 million for the same period in 2004. We expect downward pressure on domestic sales for the remainder of 2005 as a result of competitive pricing in certain markets and select customers’ current inventory levels. Foreign net sales were favorably impacted by $1.5 million when native currency financial statements were converted to U.S. dollars as a result of the weaker U.S. dollar compared to most foreign currencies. Excluding the effect of currency conversion, foreign sales increased $1.7 million, or 9%, compared to the same period in 2004, with stronger sales in all of our foreign markets.
Gross profit of $19.3 million for the three months ended September 30, 2005 was an increase of $2.8 million, or 17%, compared to the prior year. The increase in gross profit is primarily a result of higher net sales. Domestic gross profit increased $1.3 million, or 13%, compared to the third quarter of 2004, primarily as a result of higher net sales. Rising transportation and material costs offset the benefit of spreading fixed costs over higher volumes causing gross profit as a percentage of sales in 2005 to be relatively flat when compared to 2004. We expect our raw material costs for basic metals and petroleum-based products to continue to increase for the remainder of 2005. Foreign gross profit increased $1.6 million, or 24%, primarily due to an increase in net sales and a $.5 million favorable impact of converting foreign currencies to U.S. dollars, partially offset by slightly higher manufacturing expenses.
Consolidated costs and expenses of $13.3 million for the three months ended September 30, 2005 increased $2 million, or 18%, compared to the previous year as summarized in the following table:

	Three month period ended September 30,
thousands of dollars				%
	2005	2004	Change	Change
Costs and expenses
Domestic:
Selling	$3,682	$3,330	$352	11%
General and administrative	3,424	3,203	221	7
Research and engineering	1,059	979	80	8
Other operating (income) expense — net	152	(195)	347	NM	*

	8,317	7,317	1,000	14

Foreign:
Selling	1,926	1,591	335	21
General and administrative	2,561	2,040	521	26
Research and engineering	506	410	96	23
Other operating (income) expense — net	(40)	(133)	93	NM	*

	4,953	3,908	1,045	27

	$13,270	$11,225	$2,045	18%

*NM — Not Meaningful
Domestic costs and expenses of $8.3 million for the three months ended September 30, 2005 increased $1 million, or 14%, compared to the same period in 2004. Selling expenses of $3.7 million increased $.4 million, primarily due to a $.2 million increase in commission expense on increased net sales and $.2 million in employee related expenses. General and administrative expense of $3.4 million increased $.2 million primarily as a result of $.3 million in audit fees related to complying with Section 404 of the Sarbanes-Oxley Act of 2002 partially offset by lower employee related expenses. Research and engineering expenses of $1 million increased $.1 million primarily as a result of an increase in employee related expenses. Other operating expense increased $.3 million due primarily to a gain on the sale of a capital asset in the three months ended September 30, 2004.
Foreign costs and expenses of $5 million for the three months ended September 30, 2005 increased $1 million, or 27%, compared to the same period in 2004. The weaker dollar unfavorably affected costs and expenses by $.3 million, compared to the same period of 2004, when costs in local currency were translated to U.S. dollars. Selling expenses net of currency translation increased $.2 million due to a $.2 million increase in commission expense on higher net sales. General and administrative expense net of currency translation increased $.3 million, primarily due to an increase in audit fees related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Research and engineering expense net of currency translation increased $.1 million, primarily due to employee related expenses. Other operating income net of currency translation decreased $.1 million, primarily due to losses on the sale of capital assets.
Royalty income for the quarter ended September 30, 2005 of $.6 million decreased $.3 million, primarily as a result of a one-time collection of previous years’ royalties in the third quarter of 2004 in the domestic data communication market.

Operating income of $6.6 million for the quarter ended September 30, 2005 increased $.5 million, or 9%, compared to $6 million in the previous year. This increase was a result of the $2.8 million increase in gross profit partially offset by the increase in costs and expenses of $2 million and the $.3 million decrease in royalty income. Domestic operating income was relatively flat compared to the same period in 2004, primarily as a result of a $1.3 million increase in gross profit offset by a $1 million increase in costs and expenses and a $.3 million decrease in domestic royalties. Foreign operating income of $2.4 million increased $.5 million compared to the same period in 2004, primarily due to a $1.6 million increase in gross profit partially offset by an increase in costs and expenses of $1 million and a $.1 million increase in intercompany royalty expense.
Other income of $.2 million for the three months ended September 30, 2005 remained relatively unchanged compared to the same period in 2004.
Income taxes for the three months ended September 30, 2005 of $2.5 million decreased $.5 million, or 16%, compared to the same period in 2004. The effective tax rate for the three months ended September 30, 2005 was 38% compared to 49% for the same period in 2004. The excessive effective tax rate in 2004 was due to the tax associated with the gain on the sale of our interest in Japan PLP Co. Ltd. In accordance with the applicable tax laws in China, we are entitled to a preferential tax rate of a 50% reduction for three years beginning in 2003. The favorable aggregate tax was less than $.01 per share for the three months ended September 30, 2005 and 2004.
Equity in income in joint ventures for the three months ended September 2004 was $2.3 million as a result of a gain on the sale of our interest in Japan PLP Co. Ltd.
As a result of the preceding, net income for the three months ended September 30, 2005 was $4.2 million which represents a decrease of $1.3 million compared to 2004. Excluding the non- recurring after-tax gain of $1.6 million, or $.29 per share, on the sale on our interest in Japan PLP Co. Ltd. in 2004, net income for the three months ended September 2005 improved by $.3 million, or six cents per basic and diluted share compared to the same period in 2004. Although these are non-GAAP financial measures, by disclosing the effects on net income and net income per share of this non-recurring transaction related to the sale of our interest in Japan PLP Co. Ltd., we believe the reader will be assisted in understanding our results of operations.
NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004
For the nine months ended September 30, 2005, consolidated net sales were $159.1 million, an increase of $24.6 million, or 18%, from the same period in 2004. Domestic net sales increased $11.5 million, or 14%, and foreign sales increased $13.1 million, or 24%. The increase in domestic net sales was primarily due to volume increases in the telecommunications market. Foreign net sales were favorably impacted by $5 million when converted to U.S. dollars as a result of the weaker U.S. dollar compared to most foreign currencies. Excluding the effect of currency conversion, foreign net sales increased 15% when compared to the same period in 2004 as net sales increased in all foreign markets. We expect the improvement in 2005 in most of our foreign markets to continue for the remainder of 2005.
Gross profit of $53.3 million for the nine months ended September 30, 2005 was an increase of $9.7 million, or 22%, from the prior year. The increase in gross profit is primarily a result of higher net sales. Domestic gross profit increased $5.3 million compared to the same period in 2004, primarily as a result of higher net sales. Higher material costs for steel and aluminum products were only partially offset by lower labor costs. Foreign gross profit increased $4.4 million primarily due to the increase in net sales. The favorable impact of converting foreign currencies to U.S. dollars accounted for $1.6 million of the increase.

Costs and expenses of $37.3 million for the nine months ended September 30, 2005 increased $4.2 million, or 13%, compared to the previous year as summarized in the following table:

	Nine month period ended September 30,
thousands of dollars				%
	2005	2004	Change	Change
Costs and expenses
Domestic:
Selling	$10,667	$9,249	$1,418	15%
General and administrative	9,373	9,118	255	3
Research and engineering	3,198	3,044	154	5
Other operating (income) expense — net	264	(73)	337	NM	*

	23,502	21,338	2,164	10

Foreign:
Selling	5,515	4,709	806	17
General and administrative	7,091	5,914	1,177	20
Research and engineering	1,437	1,279	158	12
Other operating (income) expense — net	(222)	(127)	(95)	NM	*

	13,821	11,775	2,046	17

	$37,323	$33,113	$4,210	13%

*NM — Not Meaningful
Domestic costs and expenses of $23.5 million for the nine months ended September 30, 2005 increased $2.2 million compared to the same period in 2004. Selling expenses of $10.7 million increased $1.4 million as a result of a $.7 million increase in commission expense on increased net sales, a $.4 million increase in employee related expenses, a $.2 million increase in advertising and sales promotion expense, and a $.1 million increase in travel expenses. General and administrative expenses increased $.3 million primarily due to $.4 million in audit fees related to complying with Section 404 of the Sarbanes-Oxley Act of 2002 partially offset by lower employee related expenses. Research and engineering expenses increased $.2 million, primarily due to a $.1 million increase in employee related expenses and a $.1 million increase in other product development costs. Other operating expense increased $.3 million due to a $.2 million gain on sales of capital assets recorded in 2004 and a $.1 million increase in currency transactions losses.
Foreign costs and expenses of $13.8 million for the nine months ended September 30, 2005 increased $2 million, or 17%, compared to the same period in 2004. The weaker dollar unfavorably affected costs and expenses by $1 million when foreign costs in local currency were translated to U.S. dollars. Foreign selling expense net of currency translation increased $.4 million due to a $.2 million increase in commission expense on increased net sales and a $.2 million increase in employee related expenses. General and administrative expenses net of currency translation increased $.6 million. Increased audit fees related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 accounted for 43% of this increase. Outside consulting fees incurred to become compliant with Section 404 of the Sarbanes-Oxley Act of 2002 accounted for 36% of this increase. Research and engineering expenses net of currency translation increased $.1 million, due primarily to an increase in employee related expenses. Other operating income net of currency translation increased $.1 million, primarily as a result of foreign currency transaction gains.
Royalty income for the nine months ended September 30, 2005 of $1.1 million decreased $.5 million as a result of a one-time collection of royalties in 2004 of $.5 million related to previous years.
Operating income of $17.1 million for the nine months ended September 30, 2005 increased $5 million, or 42%, compared to the same period in 2004. This increase was a result of the $9.7 million increase in gross profit partially offset by the $4.2 million increase in costs and expenses and the $.5 million decrease in royalty income. Domestic operating income increased $3 million, or 43%, compared to the same period in 2004, primarily due to the increase in gross profit of $5.3 million coupled with a $.4 million increase in intercompany royalties partially offset by a $2.2 million increase in costs and expenses and a $.5 million decrease in data communication royalties. Foreign operating income of $6.9 million increased $2 million, or 40%, compared to the same period in 2004, primarily due to the increase in gross profit of $4.4 million partially offset by an increase in cost and expenses of $2 million and a $.4 million increase in intercompany royalty expense.

Other income for the nine months ended September 30, 2005 increased $.3 million from the same period in 2004 primarily as a result of a $.3 million increase in interest income net of interest expense as a result of higher cash balances.
Income taxes for the nine months ended September 30, 2005 of $6.4 million increased $1.1 million, or 20%, compared to the same period in 2004. The effective tax rate for the nine months ended September 30, 2005 was 36% compared to 43% for the same period in 2004. The higher effective tax rate in 2004 was due to the $.7 million of tax associated with the gain on the sale of our interest in Japan PLP Co. Ltd., which is deducted in arriving at net income before joint venture. The gross gain of $2.3 million on the sale is included in equity in net income of joint venture resulting in a mismatch between income and tax. In accordance with the applicable tax laws in China, we are entitled to a preferential tax rate of a 50% reduction for three years beginning in 2003. The favorable aggregate tax was less than $.01 per share for the nine months ended September 30, 2005 and 2004.
Equity in income in joint ventures for the nine months ended September 2004 includes a gross gain of $2.3 million on the sale of Japan PLP Co. Ltd.
As a result of the preceding, net income for the nine months ended September 30, 2005 was $11.1 million which represents an increase of $1.9 million from 2004. Excluding the non-recurring after-tax gain of $1.6 million or $.29 per share on the sale on our interest in Japan PLP Co. Ltd., net income for the nine months ended September 30, 2005 improved by $3.5 million, or $.62 per basic and diluted share compared to the same period in 2004. Although these are non-GAAP financial measures, by disclosing the effects on net income and net income per share of this non-recurring transaction related to the sale our interest in Japan PLP Co. Ltd., we believe the reader will be assisted in understanding our results of operations.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
Cash increased $5.1 million for the nine months ended September 30, 2005. Net cash provided by operating activities was $13.8 million primarily due to $11.1 million in net income. The major uses of cash were capital expenditures of $4.9 million and dividends of $3.4 million.
Net cash provided by operating activities was $13.8 million for the first nine months of 2005, an increase of $4.4 million when compared to the same period in 2004. An increase in net income of $1.9 million coupled with a $3.9 million decrease in working capital was partially offset by a $1.4 million decrease in non-cash expenses when compared to 2004. The decrease in working capital was primarily due to a smaller increase in accounts receivable and a decrease in inventory partially offset by a smaller increase in trade payables in 2005. Higher deferred income taxes in 2004 were the primary reason for the reduction in non-cash items.
Net cash used in investing activities of $4.8 million represents an increase of $3.5 million when compared to 2004. Capital expenditures in 2005 were $1.1 million greater than 2004. During 2004, we received $.7 million in proceeds from life insurance and $.3 million greater proceeds from the sale of property and equipment when compared to 2005. Also in 2004 we sold our 49% interest in a joint venture in Japan PLP Co. Ltd., resulting in proceeds from the sale of approximately $1.9 million offset by the acquisition of assets of Union Electric Manufacturing Co. Ltd. for $.5 million. We are continually analyzing potential acquisition candidates and business alternatives, but we currently have no commitments that would materially affect the operations of the business.
Cash used in financing activities was $2.8 million compared to $6.3 million in the previous year. This decrease was primarily a result of a greater number of common shares repurchased in 2004 when compared to 2005.
Our current ratio was 3.5 to 1 at September 30, 2005 compared to 3.6 to 1 at December 31, 2004. Working capital of $80.3 million has increased from the December 31, 2004 amount of $73.7 million primarily due to greater receivables and cash due to higher sales levels. At September 30, 2005, our unused balance under our main credit facility was $20 million and our bank debt to equity percentage was 4%. Our main revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At September 30, 2005 we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash position, together with our untapped borrowing capacity, provides financial resources to adequately meet our cash requirements. If we were to incur significant indebtedness, we expect to be able to continue to meet liquidity needs under the credit facilities but possibly at an increased cost for interest and commitment fees. We would not increase our debt to a level that we believe would have a material adverse impact upon the results of operations or financial condition.
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
In December 2004, the FASB released a revised version of SFAS No. 123 (FASB 123R), “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement amends and clarifies the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments and to recognize this cost over the vesting period or time period during which the employee is required to provide service in exchange for the reward. This statement is effective for the Company starting January 1, 2006. We do not expect the adoption of this statement to have a material impact on its financial statements.
In June 2005, the FASB released SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3, to change the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect. If impracticable to determine period specific effects, this statement requires the new accounting principle to be applied to balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding entry made to opening balance of retained earnings for that period. If it is impracticable to determine the cumulative effect to prior periods, the statement requires the new accounting principle to be applied from the earliest date practicable. This statement requires that a change in depreciation, amortization and depletion methods for long-lived assets be accounted for as a change in estimate effected by a change in accounting principle. Lastly, this statement carries forward guidance from Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.
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
The Company has foreign currency forward exchange contracts outstanding at September 30, 2005 whose fair values and carrying values are approximately $.8 million and mature in less than one year. A 10% change in the foreign currency rates would have resulted in a favorable/unfavorable impact on expense of $.1 million for the nine-month period ended September 30, 2005. The Company does not hold derivatives for trading purposes.
The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities, which consisted of borrowings of $5.3 million at September 30, 2005. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of less than $.1 million for the nine-month period ended September 30, 2005.
The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables, and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $2.1 million and on income before income taxes of less than $.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Beginning with the year ending December 31, 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company’s senior management to provide an annual report on internal controls over financial reporting. This report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal controls over financial reporting for the company, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of internal controls over financial reporting, (iii) management’s assessment of the effectiveness of internal controls over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not the Company’s internal controls over financial reporting are effective, and (iv) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal controls over financial reporting. In seeking to achieve compliance with Section 404 within the prescribed period, management has directed internal teams, engaged outside resources and consultants, and adopted a detailed project work plan to assess the adequacy of internal controls over financial reporting, remediate any control weaknesses that may be identified, validate through testing that the controls are functioning as documented and implement a continuous reporting and improvement process for internal controls over financial reporting.
The Section 404 compliance effort may identify deficiencies in the Company’s system of internal controls that may require remedial measures. One factor that may increase the likelihood of identifying such internal control deficiencies is the stringent standards of internal controls being applied to Section 404. Under the circumstances, there can be no assurance that the Company will be able to adequately remedy all such internal control deficiencies by the deadline for Section 404 compliance.
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Vice President of Finance, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Company Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that may yet be
	Total Number of	Average Price	Publicly Announced	Purchased under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs

July	—	—	—	66,245
August	—	—	—	66,245
September	—	—	—	66,245

Total	—		—	66,245
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
     The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:
•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States, Canada, and Western Europe;

•	The effect on the Company’s business resulting from economic uncertainty within Latin American regions;

•	Technology developments that affect longer-term trends for communication lines such as wireless communication;

•	The Company’s success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

•	The rate of progress in continuing to reduce costs and in modifying the Company’s cost structure to maintain and enhance the Company’s competitiveness;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful in expanding the Company’s product line into new areas for inside plant;

•	The Company’s ability to identify, complete and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	Changes in significant government regulations affecting environmental compliances;

•	The Company’s ability to continue to compete with larger companies who have acquired a substantial number of the Company’s former competitors;

•	The Company’s ability to compete in the domestic data communications market;

•	The telecommunication markets continued deployment of Fiber-to-the-Premise;

•	The Company’s ability to have success in emerging markets;

•	The Company’s ability to internally develop new products;

•	The Company’s ability to recover material and freight cost increases;

•	The Company’s ability to increase sales or margin to recover the rising cost of complying with Section 404 of the Sarbanes-Oxley Act of 2002; and

•	Other factors disclosed previously and from time to time in the Company’s filings with the Securities and Exchange Commission. These filings can be found on the Securities and Exchange Commission’s website at www.sec.gov.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2005	/s/ Robert G. Ruhlman

Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2005	/s/ Eric R. Graef

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