Form 10-K
period 2005-12-31
PREFORMED LINE PRODUCTS CO
filed 2006-03-15
CIK 80035

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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
Common Shares, $2 par value per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange act.
Large accelerated filer ☐    Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2005 was $108,638,450, based on the closing price of such common shares, as reported on the NASDAQ National Market System. As of March 13, 2006, there were 5,718,777 common shares of the Company ($2 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2006 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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
     The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:
•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States, Canada, and Western Europe;

•	The effect on the Company’s business resulting from economic uncertainty within Latin American regions;

•	Technology developments that affect longer-term trends for communication lines such as wireless communication;

•	The Company’s success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

•	The rate of progress in continuing to reduce costs and in modifying the Company’s cost structure to maintain and enhance the Company’s competitiveness;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful in expanding the Company’s product line into new areas;

•	The Company’s ability to identify, complete and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	Changes in significant government regulations affecting environmental compliances;

•	The Company’s ability to continue to compete with larger companies who have acquired a substantial number of the Company’s former competitors;

•	The Company’s ability to compete in the domestic data communication market;

•	The telecommunication market’s continued deployment of Fiber-to-the-Premise;

•	The Company’s ability to increase sales or margins to recover the rising cost of complying with Section 404 of the Sarbanes-Oxley Act of 2002; and

•	Those factors described under the heading “Risk Factors” on page 12.
Part I
Item 1. Business
Background
     Preformed Line Products Company and subsidiaries (“the Company”) is an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication) and other similar industries. The Company’s primary products support, protect, connect, terminate and secure cables and wires. The Company also manufactures a line of products serving the voice and data transmission markets. The Company’s goal is to continue to achieve profitable growth as a leader in the innovation, development, manufacture and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets.
     The Company serves a worldwide market through strategically located domestic and international manufacturing facilities. Each of the Company’s domestic manufacturing facilities and all of the Company’s foreign manufacturing facilities have obtained an International Standards Organization (“ISO”) 9001:2000 Certification for our Management System. The ISO 9001:2000 certified management system is a globally recognized quality standard for manufacturing and assists the Company in marketing its products throughout the world. The Company’s customers include public and private energy utilities and communication companies, cable operators, financial institutions, governmental agencies, original equipment manufacturers, contractors and subcontractors, distributors and value-added resellers. The Company is not dependent on a single customer or a few customers. No single customer accounts for more than ten percent of the Company’s consolidated revenues.
     The Company’s products include:
•	Formed Wire and Related Hardware Products

•	Protective Closures

•	Data Communication Interconnection Devices

•	Plastic Products

•	Other Products
     Formed Wire Products are used in the energy, communications, cable and non-utility industries to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics (e.g., vibration). These products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape. Advantages of using the Company’s helical formed wire products are that they are economical, dependable and easy to use. The Company introduced formed wire products to the power industry almost 60 years ago and such products enjoy an almost universal acceptance in the Company’s markets. Formed wire and related hardware products are approximately 49% of the Company’s revenues in 2005 and 46% in 2004 and 2003.
     Protective Closures, including splice cases, are used to protect fixed line communication networks, such as copper cable or fiber optic cable, from moisture, environmental hazards and other potential contaminants. Protective closures are approximately 29% of the Company’s revenues in 2005, 2004 and 2003.

     Data Communication Interconnection Devices are products used in high-speed data systems to connect electronic equipment. Data communication interconnection devices are approximately 15% of the Company’s revenues in 2005 and 17% in 2004 and 2003.
     Plastic Products, including guy markers, tree guards, fiber optic cable markers and pedestal markers are used in energy, communications, cable television and non-utility industries to identify power conductors, communication cables and guy wires. Plastic products are approximately 2% of the Company’s revenues in 2005 and 3% in 2004 and 2003.
     Other Products include hardware assemblies, pole line hardware, resale products, underground connectors and urethane products. They are used by energy, communications, cable and non-utility industries for various applications and are defined as products that compliment the Company’s core line offerings. Other products are approximately 5% of the Company’s revenues in 2005, 2004 and 2003.
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
     The success of the Company’s formed wire products in the United States led to expansion abroad. The first international license agreement was established in the mid-1950’s in Canada. In the late 1950’s the Company’s products were being sold through joint ventures and licensees in Canada, England, Germany, Spain and Australia. Additionally, the Company began export operations and promoted products into other selected offshore markets. The Company continued its expansion program, bought out most of the original licensees, and, by the mid-1990s, had complete ownership of operations in Australia, Brazil, Canada, Great Britain, South Africa and Spain and held a minority interest in two joint ventures in Japan. All of the Company’s international subsidiaries operate as independent business units with the necessary infrastructure (manufacturing, engineering, marketing and general management) to support local business activities. Each is staffed with local personnel at all levels to ensure that the Company is well versed in local business practices, cultural constraints, technical requirements and the intricacies of local client relationships.
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
     Recognizing the need for a stronger presence in the fast growing Asian market, in 1996 the Company formed a joint venture in China and, in 2000, became sole owner of this venture.
     In 2000, the Company acquired Rack Technologies Pty. Ltd, headquartered in Sydney, Australia. Rack Technologies is a specialist manufacturer of rack system enclosures for the communications, electronics and securities industries. This acquisition complements and broadens the Company’s existing line of data communication products used inside a customer’s premises.
     In 2002, the Company acquired the remaining 2.6% minority interest in its operations in Mexico.
     In 2003, the Company acquired assets of Richardson Pacific Ltd located in Sydney, Australia. This acquisition complements the existing product lines manufactured at Rack Technologies for the data communication industry.
     In 2003, the Company sold its 24% interest in Toshin Denko Kabushiki Kaisha in Osaka, Japan. The Company’s investment in Toshin Denko dates back to 1961 when the joint venture company was founded. The Company realized an after-tax gain of $.9 million from the sale.
     In 2004, the Company acquired the assets of Union Electric Manufacturing Co. Ltd, located in Bangkok, Thailand.
     In 2004, the Company sold its 49% interest in Japan PLP Co. Ltd., a joint venture in Japan. The sale resulted in an after-tax gain of $1.7 million.
     The Company’s World headquarters is located at 660 Beta Drive, Mayfield Village, Ohio 44143.
Business
     The demand for the Company’s products comes primarily from new, maintenance and repair construction for the energy, telecommunication and data communication industries. The Company’s customers use many of the Company’s products, including formed wire products, in maintenance construction, to revitalize the aging outside plant infrastructure. Many of the Company’s products are used on a proactive basis by the Company’s customers to reduce and prevent lost revenue. A single malfunctioning line could cause the loss of thousands of dollars per hour for a power or communication customer. A malfunctioning fiber cable could also result in substantial revenue loss. Repair construction by the Company’s customers generally occurs in the case of emergencies or natural disasters, such as hurricanes, tornadoes, earthquakes, floods or ice storms. Under these circumstances, the Company provides 24-hour service to provide the repair products to customers as quickly as possible.
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
      Fiber optic cable was first deployed in the outside plant environment in the early 1980’s. Through fiber optic technologies, a much greater amount of both voice and data communication can be transmitted reliably. In addition, this technology solved the cable congestion problem that the large count copper cable was causing in underground, buried and aerial applications. The Company developed and adapted copper closures for use in the emerging fiber optic world. In the late 1980’s, the Company developed a series of splice cases designed specifically for fiber application. In the mid-1990’s, the Company developed its plastic COYOTE Closure, and has since expanded the product line to address emerging Fiber-to-the-Premise (FTTP) applications. The COYOTE Closure is an example of the Company developing a new line of proprietary products to meet the changing needs of its customers.

     The Company also designs and manufactures data communication interconnect devices and enclosures for data communication networks, offering a comprehensive line of copper and fiber optic cross-connect systems. The product line enables reliable, high-speed transmission of data over customer’s local area networks.
Joint Ventures and License Agreements
     During the fourth quarter of 2003, the Company sold its 24% ownership interest in Toshin Denko Kabushiki Kaisha, a joint venture. Proceeds of the sale were approximately $7.1 million, and the transaction resulted in a pretax gain of $3.5 million, which includes the reversal of $1.7 million in the cumulative translation adjustment related to the equity investment. The entire amount of the proceeds was taxable resulting in a tax of $2.6 million and therefore reduces the gain to $.9 million after tax.
     During the third quarter of 2004, the Company sold its 49% interest in Japan PLP Co. Ltd., a joint venture. Proceeds of the sale were approximately $1.9 million. The sale resulted in a pretax gain of $2.3 million ($1.7 million after tax or $.29 per share), which includes the reversal of $1.6 million in the cumulative translation adjustment related to the equity investment.
     The Company receives royalties under twenty-five separate license agreements. The Company does not believe that its business is materially dependent on any individual license agreement.
Markets
     The Company markets its products to the energy, telecommunication, cable, data communication and non-utility industries. While rapid changes in technology have blurred the distinctions between telephone, cable, and data communication, the energy industry is clearly distinct. The Company’s role in the energy industry is to supply formed wire products and related hardware used with the electrical conductors, cables and wires that transfer power from the generating facility to the ultimate user of that power. Formed wire products are used to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics.
     Electric Utilities — Transmission. The electric transmission grid is the interconnected network of high voltage aluminum conductors used to transport large blocks of electric power from generating facilities to distribution networks. Currently, there are three major power grids in the United States: the Eastern Interconnect, the Western Interconnect and the Texas Interconnect. Virtually all electrical energy utilities are connected with at least one other utility by one of these major grids. The Company believes that the transmission grid has been neglected throughout much of the United States for more than a decade. Additionally, because of deregulation, some electric utilities have turned this responsibility over to Independent System Operators (ISOs), who have also been slow to add transmission lines. With demand for power now exceeding supply in some areas, the need for the movement of bulk power from the energy-rich states to the energy-deficient areas means that new transmission lines will likely be built and many existing lines will likely be refurbished. In addition, passage of The Energy Policy Act of 2005 will likely attract new investment into the industry through the requirements it establishes for enforceable reliability standards, incentives for transmission grid improvements and reform of the transmission line construction approval process. The Company believes that this will generate growth for the Company’s products in this market over at least the next several years. In addition, increased construction of international transmission grids is occurring in many regions of the world. However, consolidation in the markets the Company services may also have an adverse impact on the Company’s revenues.
     Electric Utilities — Distribution. The distribution market includes those utilities that distribute power from a substation where voltage is reduced to levels appropriate for the consumer. Unlike the transmission market in this era of deregulation, distribution is still handled primarily by local electric utilities. These utilities are motivated to reduce cost in order to maintain and enhance their profitability. The Company believes that its growth in the distribution market will be achieved primarily as a result of incremental gains in market share driven by emphasizing the Company’s quality products and service over price. Internationally, especially in the developing regions, there is increasing political pressure to extend the availability of electricity to additional populations.

Through its global network of factories and sales offices, the Company is prepared to take advantage of this new growth in construction.
     Communication and Cable. Major developments, including growing competition between the cable and communications industries and increasing overall demand for high-speed communication services, have led to a changing regulatory and competitive environment in many markets throughout the world. The deployment of new access networks and improvements to existing networks for advanced applications continues to gain momentum.
     Cable operators, local communication operators and power utilities are building, rebuilding or upgrading signal delivery networks in developed countries. These networks are designed to deliver video and voice transmissions and provide Internet connectivity to individual residences and businesses. Operators deploy a variety of network technologies and architectures, to carry broadband and narrowband signals. These architectures are constructed of electronic hardware connected via coaxial cables, copper wires or optical fibers. The Company manufactures closures that these industries use to securely connect and protect these vital networks.
     As critical components of the outdoor infrastructure, closures provide protection against weather and vandalism and permit ready access to devices for technicians who maintain and manage the system. Cable operators and local telephone network operators place great reliance on manufacturers of protective closures because any material damage to the signal delivery networks is likely to disrupt communication services. In addition to closures, the Company supplies the communication and cable industry with its formed wire products to hold, support, protect and terminate the copper wires and cables and the fiber optic cables used by that industry to transfer voice, video or data signals.
     The industry has developed new technological methods to increase the usage of copper-based plant through high-speed digital subscriber lines (DSLs). The popularity of these services, the regulatory environment and the increasingly fierce competition between communications and cable operators has driven the recent move toward building out the “last mile” in fiber networks. Fiber-to-the-Premise (FTTP) promises to be the next wave in broadband innovation and carrying fiber optic technology into homes and businesses. The Company has been actively developing products that address this shift in emphasis among our customers in this market.
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
     See Note K to the Notes to Consolidated Financial Statements for certain information relating to the business segments.
Foreign Operations
     Except for geography, the foreign business segment of the Company is essentially the same as its domestic business. It manufactures in its foreign plants the same types of products as are sold domestically, it sells to the same types of customers and faces the same types of competition (and in some cases the same competitors). Sources of supply of raw materials are not significantly different internationally. See Note K in the Notes To

Consolidated Financial Statements for information relating to certain foreign and domestic financial data of the Company.
     While a number of the Company’s foreign plants are in developed countries, the Company believes it has strong market opportunities in developing countries where the need for the transmission and distribution of electrical power is significant. The Company is now serving the Far East market, other than China and Japan, primarily from a new operation in Thailand. In addition, as the need arises, the Company is prepared to establish new manufacturing facilities abroad. For example, in January 2001 the Company moved its Mexican manufacturing operations from a leased facility in Mexico City, Mexico to a newly constructed facility in Queretaro, Mexico. During 2003 a 25,000 square foot addition was completed at the manufacturing facility in China. In 2004, through a small acquisition, a new manufacturing operation was established outside of Bangkok, Thailand. In 2005 a 35,600 square foot addition was made to our operation in Australia.
Sales and Marketing
     Nationally and internationally, the Company markets its products through a direct sales force and manufacturer’s representatives. The latter are independent organizations that represent the Company as well as other complimentary product lines. These organizations are paid a commission based on the sales amount. The direct sales force is employed by the Company and works with the manufacturer’s representatives, as well as, key direct accounts and distributors, who also buy and resell the Company’s products.
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
     Early in its history the Company recognized the need to understand the performance of its products and the needs of its customers. To that end, the Company developed its own Research and Engineering Center in Cleveland, Ohio. Using the Research and Engineering Center, engineers and technicians simulate a wide range of external conditions encountered by the Company’s products to ensure quality, durability and performance. The work performed in the Research and Engineering Center includes advanced studies and experimentation with various forms of vibration. This work has contributed significantly to the collective knowledge base of the industries the Company serves and is the subject matter of many papers and seminars presented to these industries. The Company also developed the industry’s first mobile testing laboratory, the Dynalab, to monitor the phenomena affecting overhead conductor, wire and cable, allowing the Company’s sales representatives to work directly with customers in the field for training, problem identification and problem solving.
     In 1979, the Company relocated and expanded its Research and Engineering Center as a 29,000-square-foot addition to its World Headquarters in Mayfield Village, Ohio. The Company believes that this facility is one of the most sophisticated in the world in its specialized field. The expanded Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling. Today, the Company’s reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a major asset. In addition to testing, the work done at the Company’s Research and Development Center continues to fuel product development efforts. For example, the Company estimates that approximately 16% of 2005 revenues were attributed to products developed by the Company in the past five years. In addition, the Company’s position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission). These organizations are charged with the responsibility of establishing industry wide specifications and performance criteria. Research and development costs are expensed as incurred.

Company sponsored costs for research and development of new products were $2.6 million in 2005 and 2004, and $2.7 million in 2003.
Patents and Trademarks
     The Company applies for patents in the United States and other countries, as appropriate, to protect its significant patentable developments. As of December 31, 2005, the Company had in force 43 U.S. patents and 44 foreign patents in six countries and had pending 10 U.S. patent applications and 26 foreign applications. While such domestic and foreign patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company’s business. The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company’s business as a whole or to any of its businesses. Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks. The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology. As of December 31, 2005, the Company had obtained U.S. registration on 32 trademarks and one trademark application remained pending. Foreign registrations amounted to 200 registrations in 38 countries, with 14 pending foreign registrations.
     Since June 8, 1995, United States patents have been issued for terms of 20 years beginning with the date of filing of the patent application. Prior to that time, a U.S. patent had a term of 17 years from the date of its issuance. Patents issued by foreign countries generally expire 20 years after filing. U.S. and foreign patents are not renewable after expiration of their initial term. U.S. and foreign trademarks are generally perpetual, renewable in 10-year increments upon a showing of continued use. To the knowledge of management, the Company has not been subject to any significant allegation or charges of infringement of intellectual property rights by any organization.
     In the normal course of business, the Company from time to time makes and receives inquiries with regard to possible patent and trademark infringement. The extent of such inquiries from third parties has been limited generally to verbal remarks to Company representatives. The Company believes that it is unlikely that the outcome of these inquiries will have a material adverse effect on the Company’s financial position.
Competition
     All of the markets that the Company serves are highly competitive. In each market the principal methods of competition are price, performance, and service. The Company believes, however, that several factors (described below) provide the Company with a competitive advantage.
•	The Company has a strong and stable workforce. This consistent and continuous knowledge base has afforded the Company the ability to provide superior service to the Company’s customers and representatives.

•	The Company’s Research and Engineering Center in Mayfield Village, Ohio and departments of subsidiary locations maintain a strong technical support function to develop unique solutions to customer problems.

•	The Company is vertically integrated both in manufacturing and distribution, continually upgrading equipment and processes.

•	The Company is sensitive to the marketplace and provides an extra measure of service in cases of emergency, storm damage and other rush situations. This high level of customer service and customer responsiveness has become a hallmark of the Company.

•	The Company’s 13 manufacturing locations ensure close support and proximity to customers worldwide.
     Domestically, there are several competitors for formed wire products. Although it has other competitors in many of the countries where it has plants, the Company has leveraged its expertise and is very strong in the global market. The Company believes that it is the world’s largest manufacturer of formed wire products. However, the Company’s formed wire products compete against other pole line hardware products manufactured by other companies.
     Minnesota Manufacturing and Mining Company (“3M”) is the primary domestic competitor of the Company for pressurized copper closures. The Company believes that its market share exceeds 3M’s market share. Based on its experience in the industry, the Company believes its market share stands at 60%.
     The fiber optic closure market is one of the most competitive product areas for the Company, with the Company competing against, among others, Tyco International Ltd., 3M and Corning Cable Systems. There are a number of primary competitors and several smaller niche competitors that compete at all levels in the marketplace. The Company believes that it is one of four leading suppliers of fiber optic closures.
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
Sources and Availability of Raw Materials
     The principal raw materials used by the Company are galvanized wire, stainless steel, aluminum covered steel wire, aluminum re-draw rod, plastic resins, glass-filled plastic compounds, neoprene rubbers and aluminum castings. The Company also uses certain other materials such as fasteners, packaging materials and communications cable. The Company believes that it has adequate sources of supply for the raw materials used in its manufacturing processes and it regularly attempts to develop and maintain sources of supply in order to extend availability and encourage competitive pricing of these products.
     Most plastic resins are purchased under contracts to stabilize costs and improve delivery performance and are available from a number of reliable suppliers. Wire and re-draw rod are purchased in standard stock diameters and coils under contracts available from a number of reliable suppliers. Contracts have firm prices except for fluctuations of base metals and petroleum prices, which result in surcharges when global demand is greater than the available supply.
     The Company also relies on certain other manufacturers to supply products that complement the Company’s product lines, such as aluminum and ferrous castings, fiber optic cable and connectors, circuit boards and various metal racks and cabinets. The Company believes there are multiple sources of supply for these products.
     The Company experienced shortages in supply during the 2005 hurricane season as most of the plastics industry asserted their reliance on “Force Majeure” during the months of September and October. None of these shortages had an adverse affect on supply to customers due to the Company’s supply chain relationships.
     Due to increasing worldwide demand for carbon steel, stainless steel and aluminum, costs of raw materials have risen significantly during 2005. The Company anticipates further increases in 2006 as the economy continues to expand.
Backlog Orders
     The Company’s backlog is approximately $17.4 million in 2005. The Company’s order backlog generally represents four to six weeks of sales. All customer orders entered are firm at the time of entry. Substantially all orders are shipped within a two to four week period unless the customer requests an alternative date.

Seasonality
     The Company markets products that are used by utility maintenance and construction crews worldwide. The products are marketed through distributors and directly to end users, who maintain stock to ensure adequate supply for their customers or construction crews. As a result, the Company does not have a wide variation in sales from quarter to quarter.
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
     Although no assurances can be given, the Company believes it is in compliance, in all material respects, with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability. The Company does not expect to make any material capital expenditure during 2006 for environmental control facilities. The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays. However, the Company does not believe that these expenditures should ultimately result in a material adverse effect on its financial position or results of operations. The Company cannot predict the precise effect such future requirements, if enacted, would have on the Company. Although, the Company believes that such regulations would be enacted over time and would affect the industry as a whole.
Employees
     At December 31, 2005, the Company and its consolidated subsidiaries had 1,583 employees. Approximately 46% of the Company’s employees are located in the United States.
Available Information
     The Company maintains an Internet site at http://www.preformed.com. There the Company makes available, free of charge, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company’s SEC reports can be accessed through the investor relations section of its Internet site. The information found on the Company’s Internet site is not part of this or any other report that is filed or furnished to the SEC.
     The public may read and copy any materials the Company files with or furnishes to the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information filed with the SEC by electronic filers. The SEC’s Internet site is http://www.sec.gov. The Company also has a link from its Internet site to the SEC’s Internet site, this link can be found on the investor relations page of the Company’s Internet site.
Item 1A. Risk Factors
Due to the Company’s dependency on the energy, telecommunication and data communication industries, the Company is susceptible to negative trends relating to those industries that could adversely affect the Company’s operating results.

     The Company’s sales to the energy, telecommunication and data communication industries represent a substantial portion of the Company’s historical sales. The concentration of revenue in such industries is expected to continue into the foreseeable future. Demand for products to these industries depends primarily on capital spending by customers for constructing, rebuilding, maintaining or upgrading their systems. The amount of capital spending and, therefore, the Company’s sales and profitability are affected by a variety of factors, including general economic conditions, access by customers to financing, government regulation, demand for energy and cable services and technological factors in these sectors have caused some of the Company’s customers and potential customers to experience financial difficulties. As a result, some may not continue as going concerns, which could have a material adverse effect on the Company’s business, operating results and financial condition. Consolidation and deregulation present the additional risk to the Company that combined or deregulated customers will continue to supply relationships with a source other than the Company. Consolidation and deregulation may also increase the pressure on suppliers, such as the Company, to sell product at lower prices.
The Company’s business will suffer if the Company fails to develop and successfully introduce new and enhanced products that meet the changing needs of the Company’s customers.
     The Company’s ability to anticipate changes in technology and industry standards and to successfully develop and introduce new products on a timely basis will be a significant factor in the Company’s ability to grow and remain competitive. New product development often requires long-term forecasting of market trends, development and implementation of new designs and processes and a substantial capital commitment. The trend toward consolidation of the energy, telecommunication and data communication industries may require the Company to quickly adapt to rapidly changing market conditions and customer requirements. Any failure by the Company to anticipate or respond in a cost-effective and timely manner to technological developments or changes in industry standards or customer requirements, or any significant delays in product development or introduction or any failure of new products to be widely accepted by the Company’s customers, could have a material adverse effect on the Company’s business, operating results and financial condition as a result of reduced net revenues.
The intense competition in the Company’s markets, particularly telecommunication and data communication markets, may lead to a reduction in sales and profits.
     The markets in which the Company operates are highly competitive. The level of intensity of competition may increase in the foreseeable future due to anticipated growth in the telecommunication and data communication industries. The Company’s competitors in the telecommunication and data communication markets are larger companies with significant influence over the distribution network. The product lines within the data communication market have thin profit margins. Success in these product lines depends upon the Company’s ability to increase volume and reduce the cost structure. There can be no assurance that the Company will be able to compete successfully against its competitors, many of which may have access to greater financial resources than the Company. In addition, the pace of technological development in the telecommunication and data communication markets is rapid and the Company cannot assure that these advances (wireless, fiber optic network infrastructure, etc.) will not adversely affect the Company’s ability to compete in this market.
The introduction of products embodying new technologies or the emergence of new industry standards can render existing products or products under development obsolete or unmarketable.
     The energy, telecommunication and data communication industries are characterized by rapid technological change. Satellite, wireless and other communication technologies currently being deployed may represent a threat to copper, coaxial and fiber optic-based systems by reducing the need for wire-line networks. There can be no assurance that future advances or further development of these or other new technologies will not have a material adverse effect on the Company’s business, operating results and financial condition as a result of lost sales.
Price increases of raw materials could result in lower earnings.
     The Company’s cost of sales may be materially adversely affected by increases in the market prices of the raw materials used in the Company’s manufacturing processes. There can be no assurance that price increases in raw materials can be passed on to the Company’s customers through increases in product prices. As a result, the Company’s operating results could be adversely affected.
The Company’s international operations subject the Company to additional business risks.
     International sales account for a substantial portion of the Company’s net sales (44%, 42% and 41% in 2005, 2004 and 2003, respectively) and the Company expects these sales will increase as a percentage of net sales in the future. Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the U.S. dollar which could materially adversely affect U.S. dollar revenues or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, reduced or limited protection of intellectual property rights, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on the Company’s business, operating results and financial condition.
The Company may not be able to successfully integrate businesses that it may acquire in the future.
     A portion of the Company’s growth in sales and earnings has been generated from acquisitions. The Company expects to continue a strategy of identifying and acquiring businesses with complementary products. In connection with this strategy, the Company faces certain risks and uncertainties relating to acquisitions. The factors affecting this exposure are in addition to the risks faced in the Company’s day-to-day operations. Acquisitions involve a number of special risks, including the risks pertaining to integrating acquired businesses. In addition, the Company may incur debt to finance future acquisitions, and the Company may issue securities in connection with future acquisitions that may dilute the holdings of current and future shareholders. Covenant restrictions relating to such indebtedness could restrict the Company’s ability to pay dividends, fund capital expenditures, consummate additional acquisitions and significantly increase the Company’s interest expense. Any failure to successfully complete acquisitions or to successfully integrate such strategic acquisitions could have a material adverse effect on the Company’s business, operating results and financial condition.
Control by principal shareholders could inhibit potential change of control.
     The Company’s officers and directors as a group own or control approximately 56% of the Company’s issued and outstanding Common Shares. As a result of such ownership, the officers and directors as a group will be able to elect all of the directors of the Company and to control the Company’s affairs.
Item 1B. Unresolved Staff Comments
     The Company does not have any unresolved staff comments at December 31, 2005.
Item 2. Properties
     The Company currently owns or leases 17 facilities, which together contain approximately 1.4 million square feet of manufacturing, warehouse, research and development, sales and office space worldwide. Most of the Company’s international facilities contain space for offices, research and engineering (R&E), warehousing and manufacturing with manufacturing using a majority of the space. The following table provides information regarding the Company’s principal facilities:

Location	Use	Owned/Leased	Square Feet
1. Mayfield Village, Ohio	Corporate Headquarters	Owned	62,000
	Research and
	Engineering Center

Location	Use	Owned/Leased	Square Feet
2. Rogers, Arkansas	Manufacturing	Owned	310,000
	Warehouse
	Office

3. Albemarle, North Carolina	Manufacturing	Owned	261,000
	Warehouse
	Office

4. Asheville, North Carolina	Manufacturing	Owned	64,100
	R&E
	Warehouse
	Office

5. Sydney, Australia	Manufacturing	Owned	123,000
	R&E
	Warehouse
	Office

6. São Paulo, Brazil	Manufacturing	Owned	148,500
	R&E
	Warehouse
	Office

7. Cambridge, Ontario, Canada	Manufacturing	Owned	73,300
	Warehouse
	Office

8. Andover, Hampshire, England	Manufacturing	Owned	89,400
	R&E
	Warehouse
	Office

9. Queretaro, Mexico	Manufacturing	Owned	52,900
	Warehouse
	Office

10. Beijing, China	Manufacturing	Owned	61,000
	Warehouse
	Office

11. Pietermaritzburg, South Africa	Manufacturing	Owned	73,100
	R&E
	Warehouse
	Office

12. Sevilla, Spain	Manufacturing	Owned	63,300
	R&E
	Warehouse
	Office

13. Bangkok, Thailand	Manufacturing	Leased	16,000
	Warehouse
	Office

Item 3. Legal Proceedings
     From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of the security holders of the Registrant during the quarter ended December 31, 2005.
Executive Officers of the Registrant
     Each executive officer is elected by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal.

Name	Age	Position
Robert G. Ruhlman	49	Chairman, President and Chief Executive Officer
Eric R. Graef	53	Vice President — Finance and Treasurer
William H. Haag	42	Vice President — International Operations
J. Cecil Curlee Jr.	49	Vice President — Human Resources
Dennis F. McKenna	39	Vice President — Marketing and Business Development
Michael A. Fout	47	Vice President — Manufacturing
     The following sets forth the name and recent business experience for each person who is an executive officer of the Company at March 1, 2006.
     Robert G. Ruhlman was elected Chairman in July 2004. Mr. Ruhlman has served as Chief Executive Officer since July 2000 and as President since 1995 (positions he continues to hold). He had served as Chief Operating Officer from 1995 until July 2000. Mr. Ruhlman is the brother of Randall M. Ruhlman and son of Barbara P. Ruhlman, both Directors of the Company.
     William H. Haag was elected Vice President—International Operations in April 1999.
     Eric R. Graef was elected Vice President—Finance and Treasurer in December 1999.
     J. Cecil Curlee Jr. was hired in 1982 in the position of Personnel Manager at the Albemarle, North Carolina facility. He was promoted to Director of Employee Relations in September 2002 and was elected Vice President—Human Resources in January 2003.
     Dennis F. McKenna was elected Vice President—Marketing and Business Development in April 2004. Mr. McKenna joined the Company in 1993 as a sales engineer and has served in various international and domestic product management, operations, and general management roles within the Company.
     Michael A. Fout was elected Vice President—Manufacturing in April 2005. Mr. Fout joined the Company in 2000 as Manager — Manufacturing Engineering and has led the Company’s Lean Manufacturing initiatives since that time.
Part II
Item 5. Market for Registrant’s Common Shares and Related Shareholder Matters
     The Company’s Common Shares are traded on NASDAQ under the trading symbol “PLPC”. As of March 13, 2006, the Company had approximately 985 shareholders of record. The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company’s Common Shares as reported by the NASDAQ and (ii) the amount per share of cash dividends paid by the Company.
     While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company’s Board of Directors in light of then current needs of the Company. Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.

	Year ended December 31
	2005			2004
Quarter	High	Low	Dividend	High	Low	Dividend

First	$34.35	$28.85	$0.20	$33.50	$24.60	$0.20
Second	41.88	30.00	0.20	28.00	22.70	0.20
Third	47.97	38.63	0.20	30.18	21.75	0.20
Fourth	47.24	37.40	0.20	32.25	28.21	0.20
Equity Compensation Plan Information
     The information required by Item 201(d) of Regulation S-K is set forth in Note G to the Notes to Consolidated Financial Statements.
Purchases of Equity Securities
     On December 16, 2004, the Company announced the Board of Directors authorized a plan to repurchase up to 100,000 shares of Preformed Line Products common shares. The repurchase plan does not have an expiration date. During the fourth quarter of 2005, the Company did not repurchase any of its common shares. The remaining shares that may be purchased under this plan was 66,245 during the fourth quarter of 2005.
Item 6. Selected Financial Data

	2005	2004	2003	2002	2001
	(Thousands of dollars, except per share data)
Net Sales and Income (Loss)
Net sales	$205,804	$183,112	$153,333	$169,842	$196,365
Operating income (loss)	17,891	15,827	5,484	(426)	7,571
Income (loss) before income taxes and equity in net income of joint ventures	18,506	15,949	5,254	(1,026)	7,432
Net income (loss)	11,986	13,037	4,383	(1,140)	5,176
Per Share Amounts
Net income (loss) — basic	$2.09	$2.27	$0.76	$(0.20)	$0.90
Net income (loss) — diluted	2.07	2.25	0.76	(0.20)	0.90
Dividends declared	0.80	0.80	0.80	0.80	0.75
Shareholders’ equity	23.32	22.39	20.76	19.76	20.98
Other Financial Information
Current assets	$110,393	$101,603	$88,979	$78,522	$83,230
Total assets	168,547	158,808	148,970	144,784	161,190
Current liabilities	34,725	27,922	25,628	23,954	37,638
Long-term debt	122	2,362	2,515	5,847	2,341
Shareholders’ equity	133,543	128,337	120,730	114,096	120,780
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes To Consolidated Financial Statements included in Item 8 in this report. The discussion and analysis is relevant to our historical results of operations, which reports consolidated results including two segments, Domestic and Foreign.
Market Overview
     Domestically, our business is concentrated in the energy and telecommunication markets. During 2005, our sales into both of these markets increased. The increase in the energy market was primarily a result of the severe weather experienced in the gulf coast region of the United States in late summer. Our sales increase in the telecommunication market was driven primarily by the increased activity in laying Fiber-to-the-Premises (FTTP).
     We believe the passage of the The Energy Policy Act of 2005 will streamline the process for the approval of new transmission and distribution projects. We also believe it will lead to increased investment in new transmission and distribution grids, new technologies and upgrading the current installed base over the next five to ten years. This coupled with our development of an enhanced product offering in both transmission and distribution provides us with a greater opportunity to enhance our participation in the anticipated increased project business in the energy market.
     During 2005, we witnessed the consolidation of product distributors and actual service providers in the telecommunication market. We are experiencing more competitive price pressures as the service providers continue to consolidate in an expanding market. Additionally, we believe the investment in the installed copper wire technology continues to decline as the investment in fiber and wireless technologies continue to expand in this market. Through the first nine months ended September 30, 2005, we experienced an increase in sales primarily as a result of FTTP initiatives of certain customers. During the fourth quarter of 2005, the pace of FTTP installations slowed while these customers re-evaluated their inventory levels. We anticipate the pace of building FTTP to resume in 2006 at levels similar to 2005, but it is dependent upon our customers’ commitment to their FTTP strategy. We believe that our current product offerings and product developments are well positioned to address the expanding influence of fiber networks in this market.
     We anticipate our foreign energy markets will continue to expand as new transmission and distribution projects are announced. FTTP initiatives in our foreign markets continue to lag behind the pace of the domestic initiative. However, like the domestic market, we believe foreign fiber communications networks will grow, and we will benefit from this growth but at a lower level than our success in the domestic market.
Preface
     We achieved record sales in our combined energy and telecommunication markets in 2005. Net income was $12 million in 2005 compared to $13 million in 2004. Included in the 2004 results is a $1.7 million gain on the sale of a Japanese joint venture and a $1.1 million one-time tax benefit as a result of the American Jobs Creation Act of 2004. Excluding the impact of these two items in 2004, net income increased 16%. In 2005 costs and expenses increased $5.4 million, which included approximately $1.1 million more than 2004 in external costs to comply with the Sarbanes-Oxley Act of 2002. Our costs and expenses increased 5% excluding the impact of these compliance costs, higher commissions on higher sales and foreign currency.
2005 Results of Operations compared to 2004
     In 2005, consolidated net sales were $205.8 million, an increase of $22.7 million, or 12%, from 2004. Domestic net sales in 2005 of $115.3 million increased $8.3 million, or 8%. The domestic increase was primarily due to volume increases in the energy and communications markets. Our top ten domestic customers account for less than 50% of domestic net sales. We anticipate our sales in the energy and telecommunication markets will continue to increase in 2006 but at a slower pace than we experienced in 2005, while we believe our data communication sales in 2006 will outpace the 2005 rate of increase. Foreign net sales in 2005 of $90.5 million increased $14.4 million, or 19%. Foreign net sales were favorably impacted by $4.9 million, or 6%, when converted to U.S. dollars, as a result of the weaker U.S. dollar compared to most foreign currencies. Our foreign net sales increased in all markets throughout the world, with our Australian subsidiary accounting for 11% of our consolidated net sales. Our top ten foreign customers account for less than 30% of foreign net sales. We believe our foreign markets will remain strong for 2006 but will continue to experience competitive price pressure.

     Gross profit of $67.4 million for 2005 increased $7.9 million, or 13%, compared to 2004. Domestic gross profit of $36.5 million increased $3.2 million, or 10%. Domestic gross profit increased $2.6 million primarily due to increased sales and product mix and $.9 million due to lower per unit manufacturing costs. The lower per unit manufacturing costs are a result of fixed expenses being spread over more sales. Our price increases implemented in late 2005 are intended to offset the majority of the increase in raw material costs incurred in 2005 and anticipated in 2006. In addition, we have been able to negotiate favorable pricing on a key raw material and have developed an engineering program identifying potential substitute materials to stabilize our material costs. Foreign gross profit of $30.9 million increased by $4.7 million, or 18%. The favorable impact resulting from converting native currency to U.S. dollars was $1.5 million with the remaining increase due to the increase in sales when compared to 2004.
     Costs and expenses increased $5.4 million, or 12%, compared to 2004, as summarized in the following table:

	Year ended December 31
				%
(thousands of dollars)	2005	2004	Change	Change
Costs and expenses
Domestic:
Selling	$14,274	$12,621	$1,653	13%
General and administrative	12,931	12,967	(36)	0
Research and engineering	4,702	4,032	670	17
Other operating (income) expense — net	452	(166)	618	NM	*

	32,359	29,454	2,905	10

Foreign:
Selling	7,391	6,359	1,032	16
General and administrative	9,461	8,193	1,268	15
Research and engineering	1,998	1,634	364	22
Other operating income — net	(233)	(68)	(165)	NM	*

	18,617	16,118	2,499	16

Total	$50,976	$45,572	$5,404	12%

* NM — Not Meaningful
     Domestic costs and expenses of $32.4 million increased $2.9 million, or 10%. Domestic selling expense increased primarily as a result of a $.6 million increase in commissions on higher sales, a $.4 million increase in advertising and sales promotion expense, a $.4 million increase in personnel costs and a $.2 million increase in travel related expenses. General and administrative expense remained relatively unchanged as a $.6 million increase in costs related to complying with the Sarbanes-Oxley Act of 2002 was principally offset by a reduction in employee compensation expenses. Research and engineering expense increased $.7 million primarily as a result of a $.6 million increase in development supplies and services and a $.1 million increase in employee compensation expenses. Other operating expense increased $.6 million primarily due to a $.4 million increase in losses on foreign currency transactions and a reduction of $.2 million on the gain on sale of property.
     Foreign costs and expenses of $18.6 million increased $2.5 million, or 16%. The weaker dollar unfavorably impacted costs and expenses by $1 million when foreign costs in local currency were translated to U.S. dollars. Additionally, selling expense increased $.4 million as a result of an increase in commissions on higher sales and an additional $.2 million increase in employee related expenses. General and administrative expense increased $.8 million primarily as a result of $.5 million in expenses related to complying with the Sarbanes-Oxley Act of 2002 and $.3 million in employee-related expenses. Research and engineering expense increased $.3 million due primarily to an increase in personnel. Other operating income increased $.2 million primarily due to a decrease in losses on foreign currency transactions.

     Royalty income of $1.4 million decreased by $.4 million as a result of lower data communication royalties compared to 2004. Our continued aggressive pursuit of our intellectual property rights resulted in a significant settlement in 2004.
     Operating income of $17.9 million for the year ended December 31, 2005 increased $2.1 million compared to the previous year. This increase was primarily a result of an increase in gross profit of $7.9 million partially offset by a $5.4 million increase in costs and expenses and a $.4 million decrease in royalty income. Domestic operating income increased $.1 million as a result of $3.2 million higher gross profit partially offset by a $2.9 million increase in costs and expenses and a $.2 million decrease in royalty income. Foreign operating income of $9 million increased $1.9 million primarily as a result of $4.7 million higher gross profit partially offset by a $2.5 million increase in costs and expenses, and a $.3 million increase in intercompany royalty expense.
     Other income for the year ended December 31, 2005 of $.6 million improved $.5 million compared to 2004. This increase is primarily due to a $.5 million increase in interest income, net of interest expense, as a result of higher cash balances.
     Income taxes for the year ended December 31, 2005 of $6.5 million were $1.3 million higher than the prior year. The effective tax rate in 2005 on income before income taxes was 35% compared to 29% in 2004. The 2004 effective tax rate is lower than the 35% statutory federal rate primarily as a result of the American Jobs Creation Act of 2004 allowing us to adjust our valuation allowance related to certain foreign tax credits. The tax laws of China entitle us to a preferential tax rate of a 50% tax reduction for the succeeding three years beginning in 2003. The favorable aggregate tax and per share effect was less than $.1 million or $.01 per share for the year ended December 31, 2005 and 2004.
     Equity in net income of joint ventures decreased $2.4 million compared to 2004. We sold our interest in Japan PLP Co. Ltd. in 2004 for a pre-tax gain of $2.3 million, which is included in Equity in net income of joint ventures ($1.7 million gain net of tax). We no longer have an investment in any joint venture.
     As a result of the preceding items, net income for the year ended December 31, 2005 was $12 million, or $2.07 per diluted share, which represents a decrease of $1 million, or $0.18 per diluted share, compared to net income of $13 million, or $2.25 per diluted share in 2004.
2004 Results of Operations compared to 2003
     In 2004, consolidated net sales were $183.1 million, an increase of $29.8 million, or 19%, from 2003. Domestic net sales of $107.1 million increased $16.4 million, or 18%. The increase was due primarily to volume increases in the energy and communications markets. Foreign net sales of $76 million increased $13.4 million, or 21%. Foreign net sales were favorably impacted by $6.2 million, or 10%, when converted to U.S. dollars as a result of the weaker U.S. dollar compared to most foreign currencies. No individual foreign country accounted for 10% or more of our consolidated net sales.
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

     Costs and expenses increased $3.7 million, or 9%, compared to 2003, as summarized in the following table:

	Year ended December 31
				%
(thousands of dollars)	2004	2003	Change	Change
Costs and expenses
Domestic:
Selling	$12,621	$11,445	$1,176	10%
General and administrative	12,967	12,332	635	5
Research and engineering	4,032	3,650	382	10
Other operating (income) expense — net	(166)	196	(362)	NM	*
Intercompany debt forgiveness	—	4,545	(4,545)	NM	*

	29,454	32,168	(2,714)	(8)

Foreign:
Selling	6,359	5,647	712	13
General and administrative	8,193	7,271	922	13
Research and engineering	1,634	1,560	74	5
Other operating (income) expense — net	(68)	(246)	178	NM	*
Intercompany debt forgiveness	—	(4,545)	4,545	NM	*

	16,118	9,687	6,431	66

Total	$45,572	$41,855	$3,717	9%

* NM — Not Meaningful
     During 2003, our domestic operations forgave foreign intercompany debt of $4.5 million related to an abandoned European data communication operation. This amount is included as expense for our domestic operations and as income for our foreign operations.
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
     Royalty income of $1.9 million increased by $.5 million as a result of higher data communication royalties compared to 2003 due to our continued aggressive pursuit of our intellectual property rights, which resulted in a significant settlement.
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
     Income taxes for the year ended December 31, 2004 of $5.3 million were $.7 million higher than the prior year. The effective tax rate in 2004 on income before income taxes, including equity in net income of joint ventures, was 29% compared to 51% in 2003. The 2004 effective tax rate is lower than the 35% statutory federal rate primarily as a result of the American Jobs Creation Act of 2004 allowing us to adjust certain valuation allowances related to foreign tax credits. The 2003 effective tax rate is higher than the 35% statutory federal rate because the entire proceeds received on the sale in 2003 of the interest in our joint venture in Japan were taxable (see Note M in the Notes To Consolidated Financial Statements).
     The tax laws of China entitle us to a preferential tax rate of a 50% tax reduction for the succeeding three years beginning in 2003. The favorable aggregate tax and per share effect was less than $.1 million or $.01 per share for the year ended December 31, 2004 and 2003.
     Equity in net income of joint ventures of $2.4 million for the year ended December 31, 2004 decreased $1.4 million compared to 2003. We sold our interest in Japan PLP Co. Ltd. in 2004 for a pre-tax gain of $2.3 million ($1.7 million gain net of tax). In 2003 we realized a $3.5 million pre-tax gain ($.9 million gain net of tax) when we sold our interest in our other Japanese joint venture. We no longer have an investment in any joint venture.
     As a result of the preceding items, net income for the year ended December 31, 2004 was $13 million, or $2.25 per diluted share, which represents an increase of $8.7 million, or $1.49 per diluted share, compared to net income of $4.4 million, or $0.76 per diluted share in 2003.
Working Capital, Liquidity and Capital Resources
     Cash increased $9.8 million for the year ended December 31, 2005. Net cash provided by operating activities was $21.6 million primarily due to $12 million in net income and $7.2 million in depreciation and amortization. The major uses of cash were capital expenditures of $7.7 million and dividends of $4.6 million.
     Net cash used in investing activities of $7.8 million represents an increase of $4 million when compared to cash used in investing activities in 2004. Capital expenditures in 2005 were $1.6 million greater than 2004. During 2004, we received $.7 million greater proceeds from life insurance and $.3 million greater proceeds from the sale of property and equipment when compared to 2005. Also during 2004, we sold our 49% interest in Japan PLP Co. Ltd., a joint venture. The selling price was approximately $1.9 million and is included in the proceeds from the sale of equity investment. We are continually analyzing potential acquisition candidates and business alternatives, but we currently have no commitments that would materially affect the operations of the business.
     Cash used in financing activities was $2.9 million compared to $8.7 million in the previous year. This decrease was primarily a result of greater debt borrowings during 2005 and a greater number of common shares repurchased in 2004 when compared to 2005.
     We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and capital leases primarily for equipment. See Note E in the Notes To Consolidated Financial Statements for further discussion on the future minimum rental commitments under these leasing arrangements. One such lease is for our aircraft with a lease commitment through April 2012. Under the terms of the lease, we maintain the risk for the residual value in excess of the market value of the aircraft. At the present time, we believe our risks, if any, to be immaterial because the estimated market value of the aircraft approximates its residual value.

     Our financial position remains strong and our current ratio at December 31, 2005 was 3.2:1 compared to 3.6:1 at December 31, 2004. Working capital of $75.7 million has increased from the December 31, 2004 amount of $73.7 million primarily due to $9.8 million greater cash on hand and a $1.4 million increase in inventory partially offset by a $2.7 million reduction in receivables, $3.5 million increase in current portion of long-term debt and a $2 million increase in accrued expenses. At December 31, 2005, our unused balance under our main credit facility was $20 million and our bank debt to equity percentage was 5%. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth, and profitability. At December 31, 2005, we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash position, together with our untapped borrowing capacity, provides substantial financial resources. If we were to incur significant additional indebtedness, we expect to be able to meet liquidity needs under the credit facilities but at an increased cost for interest and commitment fees. We do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.
     Contractual obligations and other commercial commitments are summarized in the following tables:

	Payments Due by Period
		Less than 1
Contractual Obligations	Total	year	1-3 years	4-5 years	After 5 years
Thousands of dollars

Long-term debt (A)	$4,928	$4,806	$122	$—	$—
Leases	16,483	1,105	1,859	1,616	11,903
Purchase commitments	868	868	—	—	—
Pension contribution (B)	1,100	1,100	—	—	—

	Amount of Commitment Expiration by Period
Other Commercial		Less than 1
Commitments	Total	year	1-3 years	4-5 years	After 5 years
Thousands of dollars

Letters of credit	$4,529	$4,435	$21	$73	$—
Guarantees	2,462	2,289	151	—	22

 (A) Interest is not included in the table, as all amounts are variable. See Note D in the Notes To Consolidated Financial Statements.
 (B) Amount represents expected contributions to the Company’s defined benefit pension plan for the year ending December 31, 2005. Future expected amounts have not been disclosed as such amounts are subject to change based on performance of the assets in the plan as well as the discount rate used to determine the obligation. See Note C in the Notes To Consolidated Financial Statements.
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
Allowance for Doubtful Accounts
     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2005, we recorded a provision for doubtful accounts of $.1 million and at December 31, 2005 the allowance represented less than 3% of our trade receivables, compared to 8% at December 31, 2004. The reduction in the allowance during 2005 was due to the write-off of previously reserved customer balances in which collection was deemed remote.
Excess and Obsolescence Reserves
     We have provided an allowance for excess inventory and obsolescence based on estimates of future demand, which is subject to change. Additionally, discrete provisions are made when facts and circumstances indicate that particular inventories will not be utilized. At December 31, 2005 and 2004, the allowance for excess inventory and obsolescence was 6% of gross inventories. If actual market conditions are different than those projected by management, additional inventory write-downs or reversals of existing reserves may be necessary.
Impairment of Long-Lived Assets
     We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the discounted cash flows estimated to be generated by those assets are less than the carrying value of those items. Our cash flows are based on historical results adjusted to reflect the best estimate of future market and operating conditions. The net carrying value of assets not recoverable is then reduced to fair value. The estimates of fair value represent the best estimate based on industry trends and reference to market rates and transactions.
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
     Our measurement date for our annual impairment test is January 1 of each year. We perform interim impairment tests if trigger events or changes in circumstances indicate the carrying amount may not be recoverable. There were no trigger events during 2005, 2004 or 2003 and, as such, only an annual impairment test was performed.
Deferred Tax Assets
     Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. We established a valuation allowance to record our deferred tax assets at an amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to expense in the period such determination was made.

New Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. Because the Company currently allocates fixed production overhead to the cost of conversion and present production levels are believed to approximate normal capacity, the Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the Company starting January 1, 2006. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements since the Company does not typically engage in nonmonetary exchanges of assets.
     In December 2004, the FASB released SFAS No. 123R (FASB 123R), “Share-Based Payment.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement amends and clarifies the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments and to recognize this cost over the vesting period or time period during which the employee is required to provide service in exchange for the reward. This statement is effective for the Company starting January 1, 2006. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements. See Note A in the Notes To Consolidated Financial Statements for the impact previous grants would have had on compensation expense.
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
     The Company has no foreign currency forward exchange contracts outstanding at December 31, 2005. The Company does not hold derivatives for trading purposes.
     The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $6.1 million at December 31, 2005. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.1 million for the year ended December 31, 2005.
     The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $1.9 million and on income before tax of less than $.1 million.

Item 8. Financial Statements and Supplementary Data
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of the consolidated financial statements in accordance with generally accepted accounting principles.
     Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.
     Management, with the participation of the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report, a copy of which is included herein.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Preformed Line Products Company
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Preformed Line Products Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
March 15, 2006
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Preformed Line Products Company
We have audited the accompanying consolidated balance sheets of Preformed Line Products Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Preformed Line Products Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
March 15, 2006
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Preformed Line Products Company:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Preformed Line Products Company for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
March 2, 2004

PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004
	(Thousands of dollars, except
	share data)
ASSETS
Cash and cash equivalents	$39,592	$29,744
Accounts receivable, less allowances of $789 ($2,467 in 2004)	26,481	29,217
Inventories — net	37,618	36,264
Deferred income taxes	3,870	3,727
Prepaids and other	2,832	2,651

TOTAL CURRENT ASSETS	110,393	101,603

Property and equipment — net	48,804	48,169
Deferred income taxes	2,060	1,213
Goodwill — net	2,018	2,130
Patents and other intangibles — net	2,871	3,247
Other assets	2,401	2,446

TOTAL ASSETS	$168,547	$158,808

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to banks	$1,156	$735
Current portion of long-term debt	4,806	1,272
Trade accounts payable	10,878	11,111
Accrued compensation and amounts withheld from employees	5,161	4,879
Accrued expenses and other liabilities	6,406	4,368
Accrued profit-sharing and pension contributions	4,290	3,639
Dividends payable	1,147	1,141
Income taxes	881	777

TOTAL CURRENT LIABILITIES	34,725	27,922

Long-term debt, less current portion	122	2,362
Deferred income taxes	157	187

SHAREHOLDERS’ EQUITY
Common stock — $2 par value, 15,000,000 shares authorized, 5,734,797 and 5,706,713 issued and outstanding, net of 511,159 and 491,159 treasury shares at par, respectively	11,470	11,413
Paid in capital	1,237	545
Retained earnings	135,481	128,738
Accumulated other comprehensive loss	(14,645)	(12,359)

TOTAL SHAREHOLDERS’ EQUITY	133,543	128,337

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$168,547	$158,808

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED OPERATIONS

	Year ended December 31
	2005	2004	2003
	(Thousands of dollars, except share and per share data)
Net sales	$205,804	$183,112	$153,333
Cost of products sold	138,384	123,602	107,366

GROSS PROFIT	67,420	59,510	45,967

Costs and expenses
Selling	21,665	18,980	17,092
General and administrative	22,392	21,160	19,603
Research and engineering	6,700	5,666	5,210
Other operating expenses (income) — net	219	(234)	(50)

	50,976	45,572	41,855

Royalty income — net	1,447	1,889	1,372

OPERATING INCOME	17,891	15,827	5,484

Other income (expense)
Interest income	1,103	696	421
Interest expense	(379)	(429)	(490)
Other expense	(109)	(145)	(161)

	615	122	(230)

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF JOINT VENTURES	18,506	15,949	5,254

Income taxes	6,520	5,268	4,581

NET INCOME BEFORE JOINT VENTURES	11,986	10,681	673

Equity in net income of joint ventures	—	2,356	3,710

NET INCOME	$11,986	$13,037	$4,383

Net income per share — basic	$2.09	$2.27	$0.76

Net income per share — diluted	$2.07	$2.25	$0.76

Cash dividends declared per share	$0.80	$0.80	$0.80

Average number of shares outstanding — basic	5,725	5,732	5,783

Average number of shares outstanding — diluted	5,783	5,789	5,801

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year ended December 31
	2005	2004	2003
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$11,986	$13,037	$4,383
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,214	7,385	8,329
Deferred income taxes	(838)	(531)	1,901
Net investment in life insurance	110	93	48
Translation adjustment	77	(85)	(53)
Earnings of joint ventures	—	(21)	(203)
Dividends received from joint ventures	—	2,141	1,019
Gain on sale of joint venture	—	(2,335)	(3,506)
Other — net	266	(280)	29
Changes in operating assets and liabilities:
Accounts receivable	2,373	(4,530)	2,999
Inventories	(1,728)	(3,703)	4,483
Trade accounts payables and accrued liabilities	2,595	3,063	(1,294)
Income taxes	(197)	(1,597)	2,814
Other — net	(293)	232	34

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,565	12,869	20,983

INVESTING ACTIVITIES
Capital expenditures	(7,737)	(6,187)	(4,018)
Business acquisitions	—	(456)	(472)
Proceeds from the sale of property and equipment	126	403	56
Proceeds from the sale of equity investment	—	1,925	7,104
Proceeds (payments) on life insurance — net	(149)	581	(251)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,760)	(3,734)	2,419

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	449	(312)	(234)
Proceeds from the issuance of long-term debt	2,142	53	10,658
Payments of long-term debt	(1,030)	(944)	(14,838)
Dividends paid	(4,577)	(4,593)	(4,623)
Issuance of common shares	789	85	620
Purchase of common shares for treasury	(700)	(2,978)	—

NET CASH USED IN FINANCING ACTIVITIES	(2,927)	(8,689)	(8,417)

Effects of exchange rate changes on cash and cash equivalents	(1,030)	1,089	1,595

Increase in cash and cash equivalents	9,848	1,535	16,580

Cash and cash equivalents at beginning of year	29,744	28,209	11,629

CASH AND CASH EQUIVALENTS AT END OF YEAR	$39,592	$29,744	$28,209

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

				Accumulated Other Comprehensive
				Income (Loss)
		Additional		Cumulative	Minimum
	Common	Paid in	Retained	Translation	Pension
	Shares	Capital	Earnings	Adjustment	Liability	Total
	(In thousands, except share and per share data)
Balance at January 1, 2003	$11,545	$82	$123,124	$(20,183)	$(472)	$114,096
Net income			4,383			4,383
Foreign currency translation adjustment				7,694		7,694
Cumulative translation adjustment for sale of a joint venture				(1,709)		(1,709)
Minimum pension liability — net of taxes of $140					277	277

Total comprehensive income						10,645
Issuance of 41,559 common shares	84	390	146			620
Cash dividends declared — $.80 per share			(4,631)			(4,631)

Balance at December 31, 2003	11,629	472	123,022	(14,198)	(195)	120,730

Net income			13,037			13,037
Foreign currency translation adjustment				3,936		3,936
Cumulative translation adjustment for sale of a joint venture				(1,655)		(1,655)
Minimum pension liability — net of tax benefit of $145					(247)	(247)

Total comprehensive income						15,071
Purchase of 113,755 common shares	(228)		(2,750)			(2,978)
Issuance of 6,199 common shares	12	73				85
Cash dividends declared — $.80 per share			(4,571)			(4,571)

Balance at December 31, 2004	11,413	545	128,738	(11,917)	(442)	128,337

Net income			11,986			11,986
Foreign currency translation adjustment				(2,008)		(2,008)
Minimum pension liability — net of tax benefit of $182					(278)	(278)

Total comprehensive income						9,700
Purchase of 20,000 common shares	(40)		(660)			(700)
Issuance of 48,084 common shares	97	692				789
Cash dividends declared — $.80 per share			(4,583)			(4,583)

Balance at December 31, 2005	$11,470	$1,237	$135,481	$(13,925)	$(720)	$133,543

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands of dollars, except share and per share data, unless specifically noted)
Note A — Significant Accounting Policies
Nature of Operations
     The Company is a designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, data communication and other similar industries. The Company’s primary products support, protect, connect, terminate and secure cables and wires. The Company also manufactures a line of products serving the voice and data transmission markets. The Company’s customers include public and private energy utilities and communication companies, cable operators, financial institutions, governmental agencies, original equipment manufacturers, contractors and subcontractors, distributors and value-added resellers. The Company serves its worldwide markets through strategically located domestic and international manufacturing facilities.
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
Long-Lived Assets
     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the discounted cash flows estimated to be generated by those assets are less than the carrying value of those items. The Company’s cash flows are based on historical results adjusted to reflect the best estimate of future market and operating conditions. The net carrying value of assets not recoverable is then reduced to fair value. The estimates of fair value represent the best estimate based on industry trends and reference to market rates and transactions.
Goodwill and Other Intangibles
     Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The Company’s measurement date for its annual impairment test is January 1 of each year. Patents and other intangible assets with definite lives represent primarily the value assigned to patents acquired with purchased businesses and are amortized using the straight-line method over their useful lives. Goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses or a significant change in the use of an asset. Impairment charges are recognized pursuant to Statement of Financial Accounting Standards (SFAS) No. 142.
Research and Development
     Research and development costs are expensed as incurred. Company sponsored costs for research and development of new products were $2.6 million in 2005 and 2004, and $2.7 million in 2003.
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
Sales Recognition
     Sales are recognized when products are shipped and title and risk of loss has passed to unaffiliated customers. Shipping and handling billed to customers is included in net sales while shipping and handling costs are included in cost of products sold.
Derivative Financial Instruments
     The Company had no foreign currency forward exchange contracts outstanding at December 31, 2005 and 2004. The Company does not hold derivatives for trading purposes.

Stock-Based Compensation
     As permitted by the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123”, the Company applies the intrinsic value based method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, to account for stock options granted to employees to purchase common shares. Under this method, compensation expense is measured as the excess, if any, of the market price at the date of grant over the exercise price of the options. No compensation expense has been recorded because the exercise price is equal to market value at the date of grant.
     SFAS No. 148 requires pro forma disclosure of the effect on net income and earnings per share when applying the fair value method of valuing stock-based compensation. For purposes of this pro forma disclosure, the estimated fair value of the options is recognized ratably over the vesting period.

	Year ended December 31
	2005	2004	2003
Net income, as reported	$11,986	$13,037	$4,383
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	191	74	132

Pro forma net income	$11,795	$12,963	$4,251

Earnings per share:
Basic — as reported	$2.09	$2.27	$0.76

Basic — pro forma	$2.06	$2.26	$0.74

Diluted — as reported	$2.07	$2.25	$0.76

Diluted — pro forma	$2.04	$2.24	$0.73

New Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. Because the Company currently allocates fixed production overhead to the cost of conversion and present production levels are believed to approximate normal capacity, the Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the Company starting January 1, 2006. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements since the Company does not typically engage in nonmonetary exchanges of assets.

     In December 2004, the FASB released SFAS No. 123R (FASB 123R), “Share-Based Payment.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement amends and clarifies the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments and to recognize this cost over the vesting period or time period during which the employee is required to provide service in exchange for the reward. This statement is effective for the Company starting January 1, 2006. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements. See Note A – Stock-Based Compensation for the impact previous grants would have had on compensation expense.
Note B — Other Financial Statement Information
Inventories

	December 31
	2005	2004
Finished products	$15,550	$14,573
Work-in-process	1,732	1,728
Raw materials	23,021	22,531

	40,303	38,832
Excess of current cost over LIFO cost	(2,685)	(2,568)

	$37,618	$36,264

     Material inventories using the LIFO method of determining costs were approximately $14 million in 2005 and $12.8 million in 2004.
Properties and equipment
     Major classes of property, plant and equipment are stated at cost and were as follows:

	December 31
	2005	2004
Land and improvements	$6,762	$6,964
Buildings and improvements	37,902	37,194
Machinery and equipment	93,619	92,313
Construction in progress	5,627	2,951

	143,910	139,422
Less accumulated depreciation	95,106	91,253

	$48,804	$48,169

     Depreciation of property and equipment was $6.7 million in 2005, $6.9 million in 2004 and $7.8 million in 2003.
     Machinery and equipment includes $.4 million in capital leases in 2005 and $.5 million in 2004.
     Property and equipment includes $.5 million of acquisitions in trade accounts payable at December 31, 2005.
Guarantees
     The Company establishes a warranty reserve when a known measurable exposure exists. Such reserves are adjusted for management’s best estimate of warranty obligations based on current and historical trends. The change in the carrying amount of product warranty reserves for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Balance at January 1	$177	$202
Additions charged to costs	26	53
Deductions	(204)	(78)
Currency translation	11	—

Balance at December 31	$10	$177

Legal proceedings
     From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.
Note C — Pension Plans
     Domestic hourly employees of the Company who meet specific requirements as to age and service are covered by defined benefit pension plans. The Company uses a December 31 measurement date for its plans.
     Net periodic benefit cost for the Company’s domestic plan consists of the following components for the years ended December 31:

	2005	2004	2003
Service cost	$719	$560	$469
Interest cost	808	701	611
Expected return on plan assets	(751)	(614)	(460)
Recognized net actuarial loss	204	107	92

Net periodic benefit cost	$980	$754	$712

     The following tables set forth benefit obligations, assets and the accrued benefit cost of the Company’s domestic defined benefit plan at December 31:

	2005	2004
Projected benefit obligation at beginning of the year	$13,534	$10,988
Service cost	719	560
Interest cost	808	701
Actuarial loss	1,168	1,556
Benefits paid	(272)	(271)

Projected benefit obligation at end of year	$15,957	$13,534

Fair value of plan assets at beginning of the year	$9,983	$8,513
Actual return on plan assets	429	704
Employer contributions	982	1,037
Benefits paid	(272)	(271)

Fair value of plan assets at end of the year	$11,122	$9,983

Benefit obligations in excess of plan assets	$(4,835)	$(3,550)
Unrecognized net loss	4,917	3,630
Minimum pension liability	(1,161)	(701)

Accrued benefit cost	$(1,079)	$(621)

     The domestic defined benefit pension plan with accumulated benefit obligations in excess of plan assets was:

	2005	2004
Projected benefit obligation	$15,957	$13,534
Accumulated benefit obligation	12,201	10,604
Fair market value of assets	11,122	9,983
     Weighted-average assumptions used to determine benefit obligations at December 31:

	2005	2004
Discount rate	5.75%	5.75%
Rate of compensation increase	3.50	3.50
     Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2005	2004	2003
Discount rate	5.75%	6.25%	6.75%
Rate of compensation increase	3.50	3.50	3.50
Expected long-term return on plan assets	8.00	7.50	7.50
     The net periodic pension cost for 2005 was based on a long-term asset rate of return of 8.0%. This rate is based upon management’s estimate of future long-term rates of return on similar assets and is consistent with historical returns on such assets.
     The Company’s pension plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category, are as follows:

	Plan assets
	at December 31
Asset category	2005	2004
Equity securities	59.1%	63.4%
Debt securities and related instruments	39.4	27.9
Cash and equivalents	1.5	8.7

	100.0%	100.0%

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
     The Company’s policy is to fund amounts deductible for federal income tax purposes. The Company expects to contribute $1.1 million to its pension plan in 2006.

     The benefits expected to be paid out of the plan assets in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years are as follows:

Pension
Year	Benefits
2006	$312
2007	348
2008	409
2009	473
2010	518
2011-2015	3,608
     Expense for defined contribution plans was $3 million in 2005, $2.8 million in 2004 and 2003.
Note D — Debt and Credit Arrangements

	December 31
	2005	2004
Short-term debt
Secured Notes
Chinese Rmb denominated at 5.58% in 2005	$496	$—
Thailand Baht denominated at 6.15% in 2005 (4.6% in 2004)	660	691

Unsecured short-term debt
Short-term debt at 2.9% in 2004	—	44

Current portion of long-term debt	4,806	1,272

Total short-term debt	5,962	2,007

Long-term debt
Australian dollar denominated term loans (A$3,750), at 5.56 to 5.88% (5.56 to 5.83% in 2004), due 2006 and 2007	2,730	3,314
Australian dollar denominated term loans (A$2,594) at 6.50 to 7.00%, due 2006	1,889	—
Australian dollar denominated capital loan (A$732) at 6.80%, due 2006 and 2007	285	—
Brazilian Reais denominated term loan (R$848) at 15.30% (14.85% in 2004), due 2006	24	320

Total long-term debt	4,928	3,634
Less current portion	(4,806)	(1,272)

	122	2,362

Total debt	$6,084	$4,369

     A domestic revolving credit agreement makes $20 million available to the Company at an interest rate of money market plus .875%. At December 31, 2005, the interest rate on the revolving credit agreement was 5.125%. However, there was no debt outstanding at December 31, 2005, on the revolving credit agreement. The Company paid less than $.1 million in commitment fees on the revolving credit agreement during 2005. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth, and profitability. At December 31, 2005, the Company was in compliance with these covenants.

     Aggregate maturities of long-term debt during the next five years are as follows: $4.8 million for 2006 and $.1 million for 2007.
     Interest paid was $.4 million in 2005 and 2004 and $.7 million in 2003.
Note E — Leases
     The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment, office equipment and computer equipment. Rental expense was $1.3 million in 2005, $1.2 million in 2004 and $1.4 million in 2003. Future minimum rental commitments having non-cancelable terms exceeding one year are $.9 million in 2006 and 2007, $.8 million in 2008, 2009 and 2010, and an aggregate $11.9 million thereafter. One such lease is for our aircraft with a lease commitment through April 2012. Under the terms of the lease, we maintain the risk for the residual value in excess of the market value of the aircraft. At the present time, we believe our risks, if any, to be immaterial because the estimated market value of the aircraft approximates its residual value.
     The Company has commitments under capital leases for equipment. Future minimum rental commitments for capital leases are $.2 million in 2006, $.1 million in 2007, and $0 thereafter. The imputed interest for the capital leases is less than $.1 million.
Note F — Income Taxes
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
     The components of income tax expense for the years ended December 31 are as follows:

	2005	2004	2003
Current
Federal	$3,330	$3,084	$560
Foreign	3,621	2,372	1,882
State and local	407	343	378

	7,358	5,799	2,820

Deferred
Federal	(612)	(462)	2,254
Foreign	(234)	(66)	(526)
State and local	8	(3)	33

	(838)	(531)	1,761

	$6,520	$5,268	$4,581

     The differences between the provision for income taxes at the U.S. statutory rate and the tax shown in the Statements of Consolidated Operations for the years ended December 31 are summarized as follows:

	2005	2004	2003
Federal tax at statutory rate of 35%	$6,477	$6,407	$3,048
State and local taxes, net of federal benefit	269	224	271
Non-deductible expenses	196	141	91
Foreign earnings and related tax credits	(521)	(147)	630
Non-U.S. tax rate variances	(173)	(298)	(240)
Capital gain on the sale of foreign joint venture	—	(173)	1,219
Valuation allowance	343	(759)	170
Tax credits	(175)	(168)	(349)
Other, net	104	41	(259)

	$6,520	$5,268	$4,581

     The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets (liabilities) at December 31 are as follows:

	2005	2004
Deferred tax assets:
Accrued compensation and benefits	$1,073	$893
Depreciation and other basis differences	716	990
Inventory valuation reserves	1,234	1,137
Allowance for doubtful accounts	166	748
Benefit plans reserves	632	474
Foreign tax credits	4,364	3,550
NOL carryforwards	694	704
Other accrued expenses	943	785

Gross deferred tax assets	9,822	9,281
Valuation allowance	(2,646)	(2,303)

Net deferred tax assets	7,176	6,978

Deferred tax liabilities:
Depreciation and other basis differences	(1,104)	(1,154)
Undistributed foreign earnings	—	(794)
Inventory	(133)	(153)
Prepaid expenses	(123)	(120)
Other	(43)	(4)

Net deferred tax liabilities	(1,403)	(2,225)

Net deferred tax assets	$5,773	$4,753

	2005	2004
Change in net deferred tax assets:
Deferred income tax benefit	$838	$531
Items of other comprehensive income	182	145

Total change in net deferred tax assets	$1,020	$676

     Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards.

     In assessing the realizability of deferred tax assets, the Company established a valuation allowance to record its deferred tax assets at an amount that is more likely than not to be realized. At December 31, 2005, a deferred tax valuation allowance of $2.2 million for certain foreign tax credit carryforwards has been established to adjust these assets to the amounts expected to be realized in future years. During the year this valuation allowance was decreased by $1.1 million as a result of a reassessment of foreign tax credits that could be utilized. Additionally, the Company refined its beginning foreign tax credit carryforwards. When taken into account with other adjustments for foreign withholding taxes, net foreign tax credit carryforwards increased $.4 million.
     The Company also had state loss carryforwards of $.5 million, which can be carried forward from 11 to 15 years. The Company has a full valuation allowance established against these carryforwards. The Company also has $.2 million of foreign loss carryforwards which do not expire.
     In 2006, the Company has plans to repatriate approximately $5 million of its undistributed foreign earnings. The associated U.S. income taxes will be fully offset by foreign tax credits. The Company has not provided for U.S. income taxes or foreign withholding taxes on the remaining undistributed earnings of its foreign subsidiaries, which are considered to be permanently reinvested. The amount of such earnings is approximately $40.4 million at December 31, 2005. These earnings would be taxable upon the sale or liquidation of these foreign subsidiaries, or upon the remittance of dividends. While the measurement of the unrecognized U.S. income taxes with respect to these earnings is not practicable, foreign tax credits would be available to offset some or all of any portion of such earnings that are remitted as dividends.
     In accordance with the applicable tax laws in China, the Company is entitled to a preferential tax rate of 0% for the first two profit making years after utilization of any tax loss carryforwards, which may be carried forward for five years; and a 50% tax reduction for the succeeding three years beginning in 2003. The favorable aggregate tax and per share effect was less than $.1 million, or less than $.01 per share, for 2005 and 2004, and $.1 million, or $.01 per share for 2003.
     Income taxes paid, net of refunds, were approximately $7.6 million in 2005, $7.3 million in 2004 and $(.1) million in 2003.
Note G — Stock Options
     The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At December 31, 2005, there were 42,000 shares remaining available for issuance under the Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, 100% after three years and expire from five to ten years from the date of grant.

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1,	147,126	$16.67	125,725	$15.34	149,500	$15.45
Granted	42,000	37.11	28,000	22.10	26,000	14.33
Exercised	48,384	16.51	6,599	14.50	29,775	15.12
Forfeited	—	—	—	—	20,000	15.13

Outstanding at December 31,	140,742	$22.82	147,126	$16.67	125,725	$15.34

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of Exercise	Outstanding at	Remaining	Exercise	Exercisable	Exercise
Prices	12/31/05	Life	Price	at 12/31/05	Price
$15.13	53,432	4.2 years	$15.13	53,432	$15.13
15.00	370	5.3 years	15.00	370	15.00
18.75	4,800	6.3 years	18.75	4,800	18.75
14.33	17,640	7.3 years	14.33	12,415	14.33
22.10	22,500	8.6 years	22.10	8,500	22.10
34.24	24,000	9.3 years	34.24	—	—
41.12	9,000	9.6 years	41.12	—	—
40.74	9,000	9.9 years	40.74	—	—

	140,742	7.0 years	$22.82	79,517	$15.97

     Disclosures under the fair value method are estimated using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Risk-free interest rate	4.15%	3.54%	4.29%
Dividend yield	3.42%	4.63%	4.27%
Expected life	9 years	10 years	10 years
Expected volatility	38.8%	38.9%	22.4%
Note H — Computation of Earnings Per Share

	Year ended December 31
In thousands, except per share data	2005	2004	2003
Numerator
Net income	$11,986	$13,037	$4,383

Denominator
Determination of shares
Weighted average common shares outstanding	5,725	5,732	5,783
Dilutive effect — employee stock options	58	57	18

Diluted weighted average common shares outstanding	5,783	5,789	5,801

Earnings per common share
Basic	$2.09	$2.27	$0.76

Diluted	$2.07	$2.25	$0.76

     For the year ended December 31, 2005, 18,000 stock options were excluded from the calculation of earnings per share due to the average market price being lower than the exercise price, and the result would have been anti-dilutive. For the year ended December 31, 2004, no stock options were excluded from the calculation of earnings per share due to the average market price being greater than the exercise price. For the year ended December 31, 2003, 5,000 stock options were excluded from the calculation of earnings per share due to the average market prices being lower than the exercise price, and the result would have been anti-dilutive.

Note I — Goodwill and Other Intangibles

	December 31
	2005	2004
Goodwill	$2,578	$2,690
Intangible assets	5,026	5,023

	7,604	7,713
Less accumulated amortization	2,715	2,336

	$4,889	$5,377

     The Company performed its annual impairment test for goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, as of January 2005, 2004 and 2003, and had determined that no adjustment to the carrying value of goodwill was required. The Company’s only intangible asset with an indefinite life is goodwill, which is included within the foreign segment. The aggregate amortization expense for other intangibles with finite lives, ranging from 10 to 17 years, was $.4 million for the years ended December 31, 2005, 2004 and 2003. Amortization expense is estimated to be $.3 million for 2006, 2007, 2008, 2009 and 2010.
     The following table sets forth the carrying value and accumulated amortization of intangibles, including the effect of foreign currency translation, by segment at December 31, 2005 and 2004:

	As of December 31, 2005			As of December 31, 2004
	Domestic	Foreign	Total	Domestic	Foreign	Total
Amortized intangible assets
Gross carrying amount — patents and other intangibles	$4,947	$79	$5,026	$4,947	$76	$5,023
Accumulated amortization — patents and other intangibles	(2,108)	(47)	(2,155)	(1,741)	(35)	(1,776)

Total	$2,839	$32	$2,871	$3,206	$41	$3,247

     The changes in the carrying amount of goodwill for the years ended December 31, 2005 and December 31, 2004, is as follows:

Balance at January 1, 2004	$1,929
Currency translation	56
Additions	145

Balance at December 31, 2004	2,130

Currency translation	(112)

Balance at December 31, 2005	$2,018

Note J — Business Abandonment
Business Abandonment Charges
     During the third quarter of 2002, the Company recorded a charge to establish a reserve for certain assets and to record severance payments related to closing its data communication operations in Europe. This entailed winding down a manufacturing operation, closing five sales offices, terminating leases and reducing personnel by approximately 130. This action was taken as a result of the continuing decline in the global telecommunication and data communication markets and after failing to reach agreement on an acceptable selling price on product supplied to a significant foreign customer. An analysis of the amount accrued in the Consolidated Balance Sheets at December 31, 2005, 2004 and 2003 is as follows:

			Severance
			and other
			related	Impaired
	Inventory	Receivables	expenses	assets
Balance at January 1, 2003	$2,254	$1,241	$997	$5

Payments	—	—	(428)	—
Writeoffs and adjustments	(1,344)	(500)	(471)	(5)

Balance at December 31, 2003	910	741	98	—

Payments	—	—	(48)	—
Writeoffs and adjustments	(906)	112	(20)	—

Balance at December 31, 2004	4	853	30	—

Payments	—	—	(25)	—
Writeoffs and adjustments	(4)	(853)	(5)	—

Balance at December 31, 2005	$—	$—	$—	$—

Note K — Business Segments
     The Company designs, manufactures and sells hardware employed in the construction and maintenance of telecommunication, energy and other utility networks. Principal products include cable anchoring and control hardware, splice enclosures and devices which are sold primarily to customers in North and South America, Europe, South Africa and Asia.
     The Company’s segments are based on the way management makes operating decisions and assesses performance. The Company’s operating segments are domestic and foreign operations. The accounting policies of the operating segments are the same as those described in Note A in the Notes To Consolidated Financial Statments. Our Australian operations accounted for 11% of the Company’s consolidated net sales and assets for the year ending December 31, 2005. No individual foreign operation accounted for 10% or more of the Company’s consolidated net sales or assets for the years ended December 31, 2004 and 2003. It is not practical to present revenues by product line by segments.

     Operating segment results are as follows for the years ended December 31:

	2005	2004	2003
Net sales
Domestic	$115,348	$107,070	$90,676
Foreign	90,456	76,042	62,657

Total net sales	$205,804	$183,112	$153,333

Intersegment sales
Domestic	$6,203	$5,780	$3,746
Foreign	3,070	2,322	818

Total intersegment sales	$9,273	$8,102	$4,564

Operating income (loss)
Domestic	$8,923	$8,742	$(3,887)
Foreign	8,968	7,085	9,371

	17,891	15,827	5,484

Interest income
Domestic	562	140	30
Foreign	541	556	391

	1,103	696	421

Interest expense
Domestic	(43)	(39)	(136)
Foreign	(336)	(390)	(354)

	(379)	(429)	(490)
Other expense	(109)	(145)	(161)

Income before income taxes and equity in net income of joint ventures	$18,506	$15,949	$5,254

Expenditure for long-lived assets
Domestic	$3,989	$3,815	$2,035
Foreign	3,748	2,372	1,983

	$7,737	$6,187	$4,018

Depreciation and amortization
Domestic	$4,660	$5,113	$6,244
Foreign	2,554	2,272	2,085

	$7,214	$7,385	$8,329

Identifiable assets
Domestic	$93,132	$79,181
Foreign	75,415	79,627

Total assets	$168,547	$158,808

Long-lived assets
Domestic	$32,003	$33,106
Foreign	24,091	22,886

	$56,094	$55,992

     Transfers between geographic areas are above cost and consistent with rules and regulations of governing tax authorities.

     The domestic business segment operating loss for the year ended December 31, 2003 includes an expense, recorded in the quarter ended March 31, 2003, for forgiveness of intercompany debt related to the abandoned European data communication operations in the amount of $4.5 million from the foreign business segment, while the foreign business segment includes a similar amount as income related to this transaction.
Note L — Related Party Transactions
     The Company is a sponsor of Ruhlman Motorsports. Ruhlman Motorsports is owned by Randall M. Ruhlman, a director of the Company, and by his wife. The Company paid sponsorship fees of $658,000, annually, to Ruhlman Motorsports during 2005, 2004 and 2003. In addition, in 2005, 2004 and 2003 the Company’s Canadian subsidiary, Preformed Line Products (Canada) Ltd., paid $101,000, $106,000, and $99,000, respectively, to Ruhlman Motorsports in sponsorship fees.
Note M — Investments in Foreign Joint Ventures
     Investments in joint ventures, where the Company owns at least 20% but less than 50%, were accounted for by the equity method. During the third quarter of 2004 the Company sold its 49% ownership minority interest in its joint venture, Japan PLP Co. Ltd. Proceeds of the sale were approximately $1.9 million, and the transaction resulted in a pretax gain of $2.3 million, which includes the reversal of $1.7 million in cumulative translation adjustment related to the equity investment. The entire amount of the proceeds was taxable resulting in a tax of $.6 million and therefore, reduced the gain to $1.7 million after-tax.
     During the fourth quarter of 2003 the Company sold its 24% ownership interest in its joint venture in Toshin Denko Kabushiki Kaisha. Proceeds of the sale were approximately $7.1 million, and the transaction resulted in a pretax gain of $3.5 million, which included the reversal of $1.7 million in cumulative translation adjustment related to the equity investment. The entire amount of the proceeds was taxable resulting in a tax of $2.6 million and, therefore, reduced the gain to $.9 million after-tax.
     Dividends received from joint ventures totaled $2.1 million in 2004, and $1 million in 2003.
     Summarized financial information for the Company’s equity-basis investments in associated companies, combined, was as follows:

	For the year ended March 31
	2004	2003
Income statement information:
Revenues	$11,448	$36,482
Gross profit	4,042	5,040
Operating income	1,245	1,615
Net income	693	1,015

Financial position information:
Current assets	$7,253	$29,593
Noncurrent assets	4,355	10,199
Current liabilities	3,118	5,479
Noncurrent liabilities	1,719	4,958
Net worth	6,771	29,355

Note N — Quarterly Financial Information (unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
2005
Net sales	$50,772	$52,692	$55,614	$46,726
Gross profit	16,627	17,417	19,259	14,117
Income before income taxes and equity in net income of joint ventures	5,271	5,477	6,708	1,050
Net income	3,228	3,696	4,179	883
Net income per share, basic	0.56	0.65	0.73	0.15
Net income per share, diluted	0.56	0.64	0.72	0.15

2004
Net sales	$39,530	$45,884	$49,065	$48,633
Gross profit	12,070	15,099	16,413	15,928
Income before income taxes and equity in net income of joint ventures	2,148	3,847	6,156	3,798
Net income	1,364	2,371	5,496	3,806
Net income per share, basic	0.24	0.41	0.96	0.66
Net income per share, diluted	0.23	0.41	0.95	0.66
     Fourth quarter 2004 includes a $1.1 million ($.19 per share) adjustment to tax valuation allowances and current year foreign tax credits as a result of the American Jobs Creation Act of 2004. Third quarter 2004 includes a pretax gain of $2.3 million, $1.7 million after-tax gain ($.29 per share) for the sale of its interest in Japan PLP Co. Ltd. See Note M in the Notes To Consolidated Financial Statements for further discussion of investments in joint ventures.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9A. Controls and Procedures
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Vice President of Finance, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.
     Management’s report on internal control over financial reporting and the attestation report of the independent registered public accounting firm regarding our internal control over financial reporting is provided in Item 8 of this report.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Item 9B. Other Information
     None

Part III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this Item 10 is incorporated by reference to the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held April 24, 2006 (the “Proxy Statement”). Information relative to executive officers of the Company is contained in Part I of this Annual Report of Form 10-K. The Company has adopted a code of conduct, which applies to the Company’s employees, including the Company’s principal executive officer and principle financial officer. A copy of the code of conduct can be obtained from our Internet site at http://www.preformed.com in our About Us section.
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
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedule

Page	Financial Statements

29	Consolidated Balance Sheets
30	Statements of Consolidated Operations
31	Statements of Consolidated Cash Flows
32	Statements of Consolidated Shareholders’ Equity
33	Notes to Consolidated Financial Statements

Page	Schedule

52	II — Valuation and Qualifying Accounts

(b) Exhibits

Exhibit
Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

4	Description of Specimen Share Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated March l1, 2005 regarding sponsorship of racing car, filed herewith.

10.2	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.3	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.4	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).

10.5	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.6	Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).

10.7	Amendment to the Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.8	Retirement Agreement between R. Jon Barnes and Preformed Line Products Company dated April 14, 2004, (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).

10.9	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).

10.10	Retirement Agreement between Robert C. Hazenfield and Preformed Line Products Company dated December 19, 2005, filed herewith.

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

21	Subsidiaries of Preformed Line Products Company (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company
March 15, 2006	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer

March 15, 2006	/s/ Eric R. Graef
Eric R. Graef
Vice President Finance and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 15, 2006	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer

March 15, 2006	/s/ Frank B. Carr
Frank B. Carr
Director

March 15, 2006	/s/ John D. Drinko
John D. Drinko
Director

March 15, 2006	/s/ Barbara P. Ruhlman
Barbara P. Ruhlman
Director

March 15, 2006	/s/ Randall M. Ruhlman
Randall M. Ruhlman
Director

March 15, 2006	/s/ John P. O’Brien
John P. O’Brien
Director

March 15, 2006	/s/ Glenn E. Corlett
Glenn E. Corlett
Director

March 15, 2006	/s/ Wilber C. Nordstrom
Wilber C. Nordstrom
Director

PREFORMED LINE PRODUCTS COMPANY
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2005, 2004 and 2003
(In Thousands)

	Balance at	Additions charged		Other
	beginning of	to costs and		additions or		Balance at
For the year ended December 31, 2005:	period	expenses	Deductions	deductions		end of period

Allowance for doubtful accounts	$2,396	$85	$(1,874)	$9	(a)	$616
Inventory reserve	3,093	603	(607)	96	(a)	3,185
Product return reserve	71	102	—	—		173
Accrued product warranty	177	26	(204)	11	(a)	10

	Balance at	Additions charged		Other
	beginning	to costs and		additions or		Balance at
For the year ended December 31, 2004:	of period	expenses	Deductions	deductions		end of period

Allowance for doubtful accounts	$2,463	$190	$(386)	$129	(a)	$2,396
Inventory reserve	3,013	1,066	(985)	(1	) (a)	3,093
Product return reserve	123	(52)	—	—		71
Accrued product warranty	202	53	(78)	—		177

	Balance at	Additions charged		Other
	beginning	to costs and		additions or		Balance at
For the year ended December 31, 2003:	of period	expenses	Deductions	deductions		end of period

Allowance for doubtful accounts	$3,770	$657	$(1,289)	$(675	) (b)	$2,463
Inventory reserve	4,798	775	(2,516)	(44	) (a)	3,013
Product return reserve	391	(268)	—	—		123
Accrued product warranty	142	79	(17)	(2	) (a)	202

(a)	Other additions or deductions relate to translation adjustments.

(b)	Other additions or deductions include $419 thousand for a change in the estimated reserve balance for the settlement of an accrued preference item related at a customers’ bankruptcy. Remaining $256 thousand relates to translation adjustments.

Exhibit Index

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

4	Description of Specimen Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated March 1, 2005 regarding sponsorship of racing car, filed herewith.

10.2	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.3	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.4	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).

10.5	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.6	Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).

10.7	Amendment to the Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.8	Retirement Agreement between R. Jon Barnes and Preformed Line Products Company dated April 14, 2004, (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).

10.9	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option Agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).

10.10	Retirement Agreement between Robert C. Hazenfield and Preformed Line Products Company dated December 19, 2005, filed herewith.

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

21	Subsidiaries of Preformed Line Products Company (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.