Form 10-Q
period 2006-03-31
PREFORMED LINE PRODUCTS CO
filed 2006-05-10
CIK 80035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006	Commission file number 0-31164
Preformed Line Products Company
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-0676895

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

660 Beta Drive
Mayfield Village, Ohio	44143

(Address of Principal Executive Office)	(Zip Code)
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of May 1, 2006: 5,719,285.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
Thousands of dollars, except share data	2006	2005
ASSETS
Cash and cash equivalents	$32,443	$39,592
Accounts receivable, less allowances of $956 ($789 in 2005)	33,870	26,481
Inventories — net	37,878	37,618
Deferred income taxes	4,160	3,870
Prepaids and other	3,421	2,832

TOTAL CURRENT ASSETS	111,772	110,393

Property and equipment — net	49,928	48,804
Deferred income taxes	2,214	2,060
Goodwill — net	1,995	2,018
Patents and other intangibles — net	2,789	2,871
Other assets	2,560	2,401

TOTAL ASSETS	$171,258	$168,547

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to banks	$1,194	$1,156
Current portion of long-term debt	3,413	4,806
Trade accounts payable	11,624	10,878
Accrued compensation and amounts withheld from employees	5,643	5,161
Accrued expenses and other liabilities	5,437	6,406
Accrued profit-sharing and pension contributions	4,773	4,290
Dividends payable	1,144	1,147
Income taxes	954	881
Deferred income taxes	76	—

TOTAL CURRENT LIABILITIES	34,258	34,725

Long-term debt, less current portion	1,761	122
Deferred income taxes	386	157

SHAREHOLDERS’ EQUITY
Common shares — $2 par value, 15,000,000 shares authorized, 5,717,552 and 5,734,797 outstanding, net of 529,050 and 511,159 treasury shares at par, respectively	11,435	11,470
Paid in capital	1,319	1,237
Retained earnings	136,217	135,481
Accumulated other comprehensive loss	(14,118)	(14,645)

TOTAL SHAREHOLDERS’ EQUITY	134,853	133,543

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$171,258	$168,547

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three month periods ended March 31,
In thousands, except per share data	2006	2005
Net sales	$52,635	$50,772
Cost of products sold	36,164	34,145

GROSS PROFIT	16,471	16,627

Costs and expenses
Selling	5,767	5,055
General and administrative	5,818	4,927
Research and engineering	1,873	1,543
Other operating expenses — net	61	115

	13,519	11,640

Royalty income — net	346	192

OPERATING INCOME	3,298	5,179

Other income (expense)
Interest income	402	213
Interest expense	(102)	(94)
Other expense	(19)	(27)

	281	92

INCOME BEFORE INCOME TAXES	3,579	5,271

Income taxes	1,095	2,043

NET INCOME	$2,484	$3,228

Net income per share — basic	$0.43	$0.56

Net income per share — diluted	$0.43	$0.56

Cash dividends declared per share	$0.20	$0.20

Average number of shares outstanding — basic	5,731	5,719

Average number of shares outstanding — diluted	5,792	5,776

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Three Month Periods Ended March 31,
Thousands of dollars	2006	2005
OPERATING ACTIVITIES
Net income	$2,484	$3,228
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	1,669	1,706
Deferred income taxes	(139)	81
Stock based compensation expense	74	—
Other — net	(3)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(7,300)	(2,458)
Inventories	(43)	806
Trade accounts payables and accrued liabilities	658	637
Income taxes	331	575
Other — net	(841)	(63)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,110)	4,507

INVESTING ACTIVITIES
Capital expenditures	(2,899)	(1,364)
Proceeds from the sale of property and equipment	15	23

NET CASH USED IN INVESTING ACTIVITIES	(2,884)	(1,341)

FINANCING ACTIVITIES
Decrease in notes payable to banks	—	(27)
Proceeds from the issuance of long-term debt	2,534	149
Payments of long-term debt	(2,160)	(193)
Dividends paid	(1,147)	(1,141)
Issuance of common shares	10	428
Purchase of common shares for treasury	(641)	(148)

NET CASH USED IN FINANCING ACTIVITIES	(1,404)	(932)

Effects of exchange rate changes on cash and cash equivalents	249	(425)

Increase (decrease) in cash and cash equivalents	(7,149)	1,809

Cash and cash equivalents at beginning of year	39,592	29,744

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,443	$31,553

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Tables in thousands, except per share data
NOTE A – BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.
The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s Form 10-K for 2005 filed with the Securities and Exchange Commission.
NOTE B – OTHER FINANCIAL STATEMENT INFORMATION
Inventories

	March 31,	December 31,
	2006	2005
Finished goods	$15,577	$15,550
Work-in-process	2,053	1,732
Raw material	23,322	23,021

	40,952	40,303
Excess of current cost over LIFO cost	(3,074)	(2,685)

	$37,878	$37,618

Property and equipment
Major classes of property, plant and equipment are stated at cost and were as follows:

	March 31,	December 31,
	2006	2005
Land and improvements	$7,043	$6,762
Buildings and improvements	40,163	37,902
Machinery and equipment	94,339	93,619
Construction in progress	5,061	5,627

	146,606	143,910
Less accumulated depreciation	96,678	95,106

	$49,928	$48,804

Comprehensive Income
The components of comprehensive income are as follows:

	Three month periods ended March 31,
	2006	2005
Net income	$2,484	$3,228
Other comprehensive income (loss):
Foreign currency adjustments	527	(1,260)

Comprehensive income	$3,011	$1,968

Guarantees

Product warranty balance at January 1, 2006	$10
Deductions	(10)

Product warranty balance at March 31, 2006	$—

Legal Proceedings
From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.
NOTE C – PENSION PLANS
Net periodic benefit cost for the Company’s domestic plan included the following components:

	Three month periods ended March 31,
	2006	2005
Service cost	$181	$162
Interest cost	214	192
Expected return on plan assets	(205)	(187)
Recognized net actuarial loss	55	41

Net periodic benefit cost	$245	$208

The first quarterly contribution was made on April 17, 2006 in the amount of $.3 million. The Company presently anticipates contributing an additional $.8 million to fund its pension plan in 2006 for a total of $1.1 million.

NOTE D – COMPUTATION OF EARNINGS PER SHARE

	Three month periods ended March 31,
	2006	2005
Numerator
Net income	$2,484	$3,228

Denominator
Determination of shares
Weighted average common shares outstanding	5,731	5,719
Dilutive effect — employee stock options	61	57

Diluted weighted average common shares outstanding	5,792	5,776

Earnings per common share
Basic	$0.43	$0.56

Diluted	$0.43	$0.56

NOTE E – GOODWILL AND OTHER INTANGIBLES
The Company performed its annual impairment test for goodwill pursuant to SFAS No. 142, “Goodwill and Intangible Assets”, as of January 2006 and had determined that no adjustment to the carrying value of goodwill was required. The Company’s only intangible asset with an indefinite life is goodwill, which is included within the foreign segment. The aggregate amortization expense for other intangibles with finite lives for each of the three-months ended March 31, 2006 and 2005 was $.1 million. Amortization expense is estimated to be $.3 million for 2006 through 2010.
The following table sets forth the carrying value and accumulated amortization of intangibles, including the effect of foreign currency translation, by segment at March 31, 2006:

	As of March 31, 2006
	Domestic	Foreign	Total
Amortized intangible assets
Gross carrying amount — patents and other intangibles	$4,947	$79	$5,026
Accumulated amortization — patents and other intangibles	(2,187)	(50)	(2,237)

Total	$2,760	$29	$2,789

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2006, is as follows:

Balance at January 1, 2006	$2,018
Currency translation	(23)

Balance at March 31, 2006	$1,995

NOTE F – STOCK OPTIONS
The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At March 31, 2006 there were 42,000 shares remaining available for issuance under the Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, 100% after three years and expire from five to ten years from the date of grant.
Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R affects the stock options that have been granted and requires the Company to expense share-based payment awards with compensation cost for transactions measured at fair value. The Company adopted the modified-prospective-transition method and accordingly has not restated amounts in prior interim periods and fiscal years. The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk free rate for periods within the contractual life of the option is based on the U.S zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.
Activity in the Company’s stock option plan for the three-month periods ended March 31, 2006 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value
Outstanding at January 1, 2006	140,742	$22.82	7.0
Granted	—
Exercised	(646)	$15.13		$4
Forfeited	—

Outstanding at March 31, 2006	140,096	$22.82	6.9	$987

Exercisable at March 31, 2006	77,596	$16.00	5.1	$443

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $4 thousand and $154 thousand, respectively.
For the three-month period ended March 31, 2006 the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by $.1 million. The impact on earnings per share was a reduction of $.01 per share, basic and diluted. The total compensation cost related to nonvested awards not yet recognized is expected to be a combined total of $.4 million over the next three years. As of January 1, 2006 and March 31, 2006 nonvested stock options were 62,500, with a weighted-average grant date fair value of $31.38. There were no changes to nonvested stock options for grants, vesting or forfeitures for the three-month period ending March 31, 2006.
In accordance with the provision of SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of SFAS No. 123,” the Company elected to continue to apply the intrinsic value approach under APB No. 25 in accounting for its stock-based compensation plans prior to January 1, 2006. Accordingly, the Company did not recognize compensation expense for stock options when the exercise price at the grant date was equal to or greater than the fair market value of the stock at that date.
The following table illustrates the effect on net income and net income per share for the three-month periods ended March 31, 2005 as if the fair value based method had been applied to all outstanding and vested awards

Net income, as reported	$3,228
Less: Stock-based compensation expense, pro forma	26

Pro forma net income	$3,202

Earnings per share:
Basic — as reported	$0.56

Basic — pro forma	$0.56

Diluted — as reported	$0.56

Diluted — pro forma	$0.55

NOTE G – NEW ACCOUNTING PRONOUNCEMENTS
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. The Company adopted this standard effective January 1, 2006, and the impact was immaterial on its consolidated financial statements.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the Company starting January 1, 2006. The Company adopted this standard and it did not have an impact on its consolidated financial statements, as the Company has not engaged in nonmonetary exchanges of assets.

NOTE H – BUSINESS SEGMENTS

	Three month periods ended March 31,
	2006	2005
Net sales
Domestic	$27,961	$29,530
Foreign	24,674	21,242

Total net sales	$52,635	$50,772

Intersegment sales
Domestic	$1,494	$1,688
Foreign	808	573

Total intersegment sales	$2,302	$2,261

Operating income
Domestic	$894	$3,369
Foreign	2,404	1,810

	3,298	5,179

Interest income
Domestic	242	70
Foreign	160	143

	402	213

Interest expense
Domestic	(6)	(7)
Foreign	(96)	(87)

	(102)	(94)
Other expense	(19)	(27)

Income before income taxes	$3,579	$5,271

	March 31,	December 31,
	2006	2005
Identifiable assets
Domestic	$93,926	$93,132
Foreign	77,332	75,415

Total assets	$171,258	$168,547

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
Our net sales for the quarter ended March 31, 2006 increased 4% and gross profit decreased 1% compared to the same period in 2005. Net sales increased as a result of increased foreign sales coupled with the favorable impact of the conversion of local currencies to U.S. dollars partially offset by a decrease in sales into our domestic communication market. Gross profit decreased slightly as a result of rising material and transportation costs offsetting the increase in sales. The lower gross profit coupled with an increase in costs and expenses resulted in a decrease in net income of 23%, or thirteen cents per diluted share, when compared to the same period in 2005.
THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005
For the three months ended March 31, 2006, net sales were $52.6 million, an increase of $1.9 million, or 4%, from the same period in 2005. Domestic net sales decreased $1.6 million, or 5%. The decrease in domestic net sales was due primarily to volume decreases in the communications market partially offset by a 21% increase in sales in the domestic energy markets. We anticipate the domestic energy market to show continued strength as long as the general economy remains strong for the remainder of 2006. Despite our first quarter net sales in the domestic communications market not being at levels anticipated, we expect continued growth of Fiber-to-the-Premises (FTTP) installations in 2006 but not to the levels of the second and third quarter of 2005. Foreign net sales of $24.7 million increased $3.4 million, or 16%. Foreign net sales were favorably impacted by $.5 million when converted to U.S. dollars as a result of the weaker U.S. dollar compared to certain foreign currencies when compared to the first quarter 2005 conversion rates. Excluding the effect of currency conversion, foreign net sales increased $2.9 million primarily as a result of increased sales in the energy markets in Latin America. Although we expect additional price competition globally, we expect the recent upward trend in foreign sales activity in the Latin American market to continue for the remainder of 2006 but at a slower pace than the double digit increases realized in the quarter ended March 31, 2006 when compared to 2005.
Gross profit of $16.5 million for the three months ended March 31, 2006 decreased $.2 million, or 1%, compared to the same period in 2005. Domestic gross profit of $8.2 million decreased $1.4 million, or 14%. Domestic gross profit decreased $.5 million due to decreased net sales and $.9 million due to increased cost of raw materials and transportation and a higher per unit manufacturing cost being realized as a result of lower production volumes when compared to 2005. Foreign gross profit of $8.3 million increased $1.2 million, or 17%. Foreign gross profit increased $1.1 million due to the increase in net sales coupled with a $.1 million favorable impact resulting from converting native currency to U.S. dollars. We expect continued pressure on gross profit percentage as a result of the increase in our cost for basic metals, petroleum base materials and transportation. However, we expect the use of alternative new material and a new production process to partially offset this impact.
Costs and expenses of $13.5 million for the three month periods ended March 31, 2006 increased $1.9 million, or 16%, compared to the previous year, as summarized in the following table:

	Three month periods ended March 31,
				%
thousands of dollars	2006	2005	Change	Change
Cost and expenses
Domestic:
Selling	$3,963	$3,296	$667	20%
General and administrative	3,310	2,765	545	20
Research and engineering	1,312	1,078	234	22
Other operating expense- net	—	101	(101)	NM

	8,585	7,240	1,345	19

Foreign:
Selling	1,804	1,759	45	3
General and administrative	2,508	2,162	346	16
Research and engineering	561	465	96	21
Other operating expense- net	61	14	47	NM

	4,934	4,400	534	12

	$13,519	$11,640	$1,879	16%

*NM — Not Meaningful
Domestic costs and expenses of $8.6 million for the three-month period ended March 31, 2006 increased $1.4 million, or 19%, compared to the same period in 2005. Domestic selling expenses of $4 million increased $.7 million primarily as a result of a $.3 million increase in commission expense due to sales increases made through third party representatives, a $.2 million increase in employee related expense, a $.1 million increase in advertising and promotional expense and a $.1 million increase in travel costs. General and administrative expenses increased $.6 million primarily due to a $.2 million increase in employee related expense and a $.3 million increase in legal, audit and travel expenses. Research and engineering expenses increased $.2 million primarily as a result of increased testing of new FTTP and closure products and personnel costs. Other operating expense decreased $.1 million.
Foreign cost and expenses of $4.9 million for the three months ended March 31, 2006 increased $.5 million, or 12%, compared to the same period in 2005. Foreign selling expense remained relatively unchanged from the same period in 2005. General and administrative expense increased $.4 million primarily related to an increase in personnel costs.

Research and engineering expenses increased $.1 million primarily related to an increase in personnel. Other operating expense remained relatively unchanged from the same period in 2005.
Royalty income — net for the quarter ended March 31, 2006 of $.3 million increased $.2 million, compared to 2005 as a result of higher licensing income.
Operating income of $3.3 million for the quarter ended March 31, 2006 decreased $1.9 million, or 36%, compared to the same period in 2005. This decrease was a result of the $.2 million decrease in gross profit coupled with the $1.9 million increase in costs and expenses offset by the $.2 million increase in royalty income. Domestic operating income decreased $2.5 million compared to the same period in 2005 as a result of the decrease in gross profit of $1.4 million and the $1.4 million increase in cost and expenses offset by a $.1 million increase in intercompany royalty income and the $.2 million increase in third party royalty income. Foreign operating income of $2.4 million increased $.6 million, compared to the same period in 2005, as a result of the increase in gross profit of $1.2 million partially offset by the increase in cost and expenses of $.5 million and the $.1 million increase in intercompany royalty expense.
Other income of $.3 million for the three months ended March 31, 2006 increased $.2 million as a result of an increase in interest income.
Income taxes for the three months ended March 31, 2006 of $1.1 million decreased $.9 million compared to the same period in 2005. The effective tax rate for the quarter ended March 31, 2006 was 31% compared to 39% in 2005. The effective tax rate for 2006 is lower than the statutory federal rate of 35% primarily due to an adjustment of a tax contingency reserve related to state income taxes.
As a result of the preceding items net income for the three-month period ended March 31, 2006 was $2.5 million, or $.43 per diluted share, compared to net income of $3.2 million, or $.56 per diluted share, for the same period in 2005.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $3.1 million for the first three months of 2006, when compared to cash provided by operating activities of $4.5 million for the same period in 2005. This decrease was due to a decrease in net income of $.7 million, a $6.7 million increase in working capital and a decrease in non-cash items of $.2 million in 2006. The increase in working capital was due to higher accounts receivable in 2006 offset by a net decrease in other working capital items.
Net cash used in investing activities of $2.8 million represents an increase of $1.5 million when compared to 2005. Capital expenditures in 2006 were $1.5 million greater than 2005. We are continually analyzing potential acquisition candidates and business alternatives, but we currently have no commitments that would materially affect the operations of the business.
Cash used in financing activities was $1.4 million compared to $.9 million in the previous year. This increase was primarily a result of a greater number of common shares repurchased in 2006 when compared to 2005.
Our current ratio was 3.3 to 1 at March 31, 2006 compared to 3.2 to 1 at December 31, 2005. Working capital of 77.5 million has increased from the December 31, 2005 amount of $75.7 million primarily due to greater receivables due to higher sales levels. At March 31, 2006, our unused balance under our main credit facility was $20 million and our bank debt to equity percentage was 5%. Our main revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At March 31, 2006 we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash position, together with our untapped borrowing capacity, provides substantial financial resources. If we were to incur significant indebtedness, we expect to be able to continue to meet liquidity needs under the credit facilities but possibly at an increased cost for interest and commitment fees. We would not increase our debt to a level that we believe would have a material adverse impact upon the results of operations or financial condition.

NEW ACCOUNTING PRONOUNCEMENTS
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. The Company adopted this standard effective January 1, 2006, and the impact was immaterial on its consolidated financial statements.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the Company starting January 1, 2006. The Company adopted this standard and it did not have an impact on its consolidated financial statements, as the Company has not engaged in nonmonetary exchanges of assets.

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
The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $6.4 million at March 31, 2006. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of less than $.1 million for the three-month period ended March 31, 2006.
The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign denominated receivables, and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $1.5 million and on income before income taxes of less than $.1 million.

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Vice President of Finance, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our financial condition or results of operations.

ITEM 1A.	RISK FACTORS
There were no material changes from the risk factors previously disclosed in the Company’s 10-K for the fiscal year ended December 31, 2005 filed on March 15, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 16, 2004, the Company announced the Board of Directors authorized a plan to repurchase up to 100,000 of shares of Preformed Line Products common shares. The repurchase plan does not have an expiration date. The following table includes repurchases for the three-month period ending March 31, 2006.

	Company Purchases of Equity Securities
			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that may yet be
	of Shares	Average Price	Publicly Announced	Purchased under the
Period	Purchased	Paid per Share	Plans or Programs	Plans or Programs
January	—	—	33,755	66,245
February	—	—	33,755	66,245
March	17,891	$35.80	51,646	48,354

Total	17,891		51,646	48,354

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

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
     The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:
•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States, Canada, and Western Europe;

•	The effect on the Company’s business resulting from economic uncertainty within Latin American regions;

•	Technology developments that affect longer-term trends for communication lines such as wireless communication;

•	The Company’s success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

•	The rate of progress in continuing to modify the Company’s cost structure to maintain and enhance the Company’s competitiveness;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful in expanding the Company’s product line into new areas;

•	The Company’s ability to identify, complete and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	Changes in significant government regulations affecting environmental compliances;

•	The Company’s ability to continue to compete with larger companies who have acquired a substantial number of the Company’s former competitors;

•	The Company’s ability to compete in the domestic data communication market;

•	The telecommunication market’s continued deployment of Fiber-to-the-Premises;

•	The Company’s ability to increase sales or margins to recover the rising cost of complying with Section 404 of the Sarbanes-Oxley Act of 2002; and

•	Those factors described under the heading “Risk Factors” on page 12 of the Company’s Form 10-K for the fiscal year ended December 31, 2005 filed on March 15, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2006	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 10, 2006	/s/ Eric R. Graef
Eric R. Graef
Vice President - Finance and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX
31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.