Form 10-Q
period 2006-06-30
PREFORMED LINE PRODUCTS CO
filed 2006-08-09
CIK 80035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006	Commission file number 0-31164
Preformed Line Products Company
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-0676895

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

660 Beta Drive
Mayfield Village, Ohio	44143

(Address of Principal Executive Office)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of August 1, 2006: 5,725,570.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
Thousands of dollars, except share data	2006	2005

ASSETS
Cash and cash equivalents	$34,424	$39,592
Accounts receivable, less allowances of $942 ($789 in 2005)	34,975	26,481
Inventories — net	38,655	37,618
Deferred income taxes	3,912	3,870
Prepaids and other	3,094	2,832

TOTAL CURRENT ASSETS	115,060	110,393

Property and equipment — net	52,432	48,804
Deferred income taxes	2,460	2,060
Goodwill — net	2,027	2,018
Patents and other intangibles — net	2,709	2,871
Other assets	2,453	2,401

TOTAL ASSETS	$177,141	$168,547

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to banks	$2,714	$1,156
Current portion of long-term debt	3,320	4,806
Trade accounts payable	13,416	10,878
Accrued compensation and amounts withheld from employees	6,036	5,161
Accrued expenses and other liabilities	5,243	6,406
Accrued profit-sharing and pension contributions	3,704	4,290
Dividends payable	1,145	1,147
Income taxes	1,226	881
Deferred income taxes	12	—

TOTAL CURRENT LIABILITIES	36,816	34,725

Long-term debt, less current portion	1,925	122
Deferred income taxes	390	157

SHAREHOLDERS’ EQUITY
Common shares — $2 par value, 15,000,000 shares authorized, 5,724,570 and 5,734,797 outstanding, net of 0 and 511,159 treasury shares at par, respectively	11,449	11,470
Paid in capital	1,448	1,237
Retained earnings	138,617	135,481
Accumulated other comprehensive loss	(13,504)	(14,645)

TOTAL SHAREHOLDERS’ EQUITY	138,010	133,543

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$177,141	$168,547

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

In thousands, except per share data	Three month periods ended June 30,		Six month periods ended June 30,
	2006	2005	2006	2005

Net sales	$56,098	$52,692	$108,733	$103,464
Cost of products sold	37,652	35,275	73,816	69,420

GROSS PROFIT	18,446	17,417	34,917	34,044

Costs and expenses
Selling	5,630	5,519	11,397	10,574
General and administrative	5,880	5,552	11,698	10,479
Research and engineering	2,006	1,527	3,879	3,070
Other operating expenses (income) — net	121	(185)	182	(70)

	13,637	12,413	27,156	24,053

Royalty income — net	371	345	717	537

OPERATING INCOME	5,180	5,349	8,478	10,528

Other income (expense)
Interest income	353	241	755	454
Interest expense	(133)	(86)	(235)	(180)
Other expense — net	(15)	(27)	(34)	(54)

	205	128	486	220

INCOME BEFORE INCOME TAXES	5,385	5,477	8,964	10,748

Income taxes	1,840	1,781	2,935	3,824

NET INCOME	$3,545	$3,696	$6,029	$6,924

Net income per share — basic	$0.62	$0.65	$1.05	$1.21

Net income per share — diluted	$0.61	$0.64	$1.04	$1.20

Cash dividends declared per share	$0.20	$0.20	$0.40	$0.40

Average number of shares outstanding — basic	5,720	5,726	5,725	5,723

Average number of shares outstanding — diluted	5,766	5,784	5,776	5,778

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Six Month Periods Ended June 30,
Thousands of dollars	2006	2005

OPERATING ACTIVITIES
Net income	$6,029	$6,924
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,384	3,417
Deferred income taxes	(197)	239
Stock based compensation expense	139	—
Net investment in life insurance	72	55
Translation adjustment	(25)	47
Gain on sale of property and equipment	(177)	(91)
Changes in operating assets and liabilities:
Accounts receivable	(8,457)	(3,759)
Inventories	(717)	658
Trade accounts payables and accrued liabilities	1,584	818
Income taxes	1,192	(415)
Other — net	(826)	(503)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,001	7,390

INVESTING ACTIVITIES
Capital expenditures	(6,940)	(2,924)
Proceeds from the sale of property and equipment	291	101

NET CASH USED IN INVESTING ACTIVITIES	(6,649)	(2,823)

FINANCING ACTIVITIES
Increase in notes payable to banks	1,499	597
Proceeds from the issuance of long-term debt	3,019	155
Payments of long-term debt	(2,711)	(394)
Dividends paid	(2,290)	(2,287)
Issuance of common shares	87	551
Purchase of common shares for treasury	(641)	(702)

NET CASH USED IN FINANCING ACTIVITIES	(1,037)	(2,080)

Effects of exchange rate changes on cash and cash equivalents	517	(1,012)

Increase (decrease) in cash and cash equivalents	(5,168)	1,475

Cash and cash equivalents at beginning of year	39,592	29,744

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,424	$31,219

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Tables in thousands, except per share data
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.
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
NOTE B — OTHER FINANCIAL STATEMENT INFORMATION
Inventories

	June 30,	December 31,
	2006	2005

Finished goods	$16,148	$15,550
Work-in-process	2,192	1,732
Raw material	23,751	23,021

	42,091	40,303
Excess of current cost over LIFO cost	(3,436)	(2,685)

	$38,655	$37,618

Property and equipment
Major classes of property, plant and equipment are stated at cost and were as follows:

	June 30,	December 31,
	2006	2005

Land and improvements	$7,253	$6,762
Buildings and improvements	40,589	37,902
Machinery and equipment	95,402	93,619
Construction in progress	7,059	5,627

	150,303	143,910
Less accumulated depreciation	97,871	95,106

	$52,432	$48,804

Comprehensive Income
The components of comprehensive income are as follows:

	Three month periods ended June 30,		Six month periods ended June 30,
	2006	2005	2006	2005

Net income	$3,545	$3,696	$6,029	$6,924
Other comprehensive income (loss):
Foreign currency adjustments	614	(539)	1,141	(1,799)

Comprehensive income	$4,159	$3,157	$7,170	$5,125

Guarantees

Product warranty balance at January 1, 2006	$10
Additions charged to Cost of products sold	40
Deductions	(10)

Product warranty balance at June 30, 2006	$40

Legal Proceedings
From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.
NOTE C — PENSION PLANS
Net periodic benefit cost for the Company’s domestic plan included the following components:

	Three month periods ended June 30,		Six month periods ended June 30,
	2006	2005	2006	2005

Service cost	$205	$198	$386	$360
Interest cost	240	212	454	404
Expected return on plan assets	(232)	(189)	(437)	(376)
Recognized net actuarial loss	62	61	117	102

Net periodic benefit cost	$275	$282	$520	$490

As of June 30, 2006, $.3 million of contributions have been made. The Company presently anticipates contributing an additional $.8 million to fund its pension plan in 2006 for a total of $1.1 million.

NOTE D — COMPUTATION OF EARNINGS PER SHARE

	Three month periods ended June 30,		Six month periods ended June 30,
	2006	2005	2006	2005

Numerator
Net income	$3,545	$3,696	$6,029	$6,924

Denominator
Determination of shares
Weighted average common shares outstanding	5,720	5,726	5,725	5,723
Dilutive effect — employee stock options	46	58	51	55

Diluted weighted average common shares outstanding	5,766	5,784	5,776	5,778

Earnings per common share
Basic	$0.62	$0.65	$1.05	$1.21

Diluted	$0.61	$0.64	$1.04	$1.20

NOTE E — GOODWILL AND OTHER INTANGIBLES
The Company performed its annual impairment test for goodwill pursuant to SFAS No. 142, “Goodwill and Intangible Assets”, as of January 2006 and had determined that no adjustment to the carrying value of goodwill was required. The Company’s only intangible asset with an indefinite life is goodwill, which is included within the foreign segment. The aggregate amortization expense for other intangibles with finite lives for each of the three-months ended June 30, 2006 and 2005 was $.1 million, and for each of the six-months ended June 30, 2006 and 2005 was $.2 million. Amortization expense is estimated to be $.3 million for 2006 through 2010.
The following table sets forth the carrying value and accumulated amortization of intangibles, including the effect of foreign currency translation, by segment at June 30, 2006:

	Domestic	Foreign	Total
Amortized intangible assets
Gross carrying amount — patents and other intangibles	$4,947	$79	$5,026
Accumulated amortization — patents and other intangibles	(2,265)	(52)	(2,317)

Total	$2,682	$27	$2,709

     The changes in the carrying amount of goodwill for the six-month period ended June 30, 2006, is as follows:

Balance at January 1, 2006	$2,018
Currency translation	9

Balance at June 30, 2006	$2,027

NOTE F — STOCK OPTIONS
The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At June 30, 2006 there were 42,000 shares remaining available for issuance under the Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant.
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

Forfeitures have been estimated to be zero.
Activity in the Company’s stock option plan for the six-month period ended June 30, 2006 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value

Outstanding at January 1, 2006	140,742	$22.82	7.0
Granted	—
Exercised	(8,931)	$14.86		$45
Forfeited	—

Outstanding at June 30, 2006	131,811	$23.36	6.7	$946

Exercisable at June 30, 2006	87,811	$18.48	5.6	$499

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $45 thousand and $213 thousand, respectively.
For the six-month period ended June 30, 2006 the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by $.1 million. The impact on earnings per share was a reduction of $.02 per share, basic and diluted. The total compensation cost related to nonvested awards not yet recognized is expected to be a combined total of $.3 million over the next three years.
Activity for nonvested stock options for the six-month period ended June 30, 2006 was as follows:

		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share

Nonvested at January 1, 2006	62,500	$31.38
Granted	—
Vested	(18,500)	$27.24
Forfeited	—

Nonvested at June 30, 2006	44,000	$33.11

In accordance with the provision of SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of SFAS No. 123,” the Company elected to continue to apply the intrinsic value approach under APB No. 25 in accounting for its stock-based compensation plans prior to January 1, 2006. Accordingly, the Company did not recognize compensation expense for stock options when the exercise price at the grant date was equal to or greater than the fair market value of the stock at that date.
The following table illustrates the effect on net income and net income per share for the six-month period ended June 30, 2005 as if the fair value based method had been applied to all outstanding and vested awards.

Net income, as reported	$6,924
Less: Stock-based compensation expense, pro forma	71

Pro forma net income	$6,853

Earnings per share:
Basic — as reported	$1.21

Basic — pro forma	$1.20

Diluted — as reported	$1.20

Diluted — pro forma	$1.19

NOTE G — NEW ACCOUNTING PRONOUNCEMENTS
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
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the Company starting January 1, 2006. The Company adopted this standard and it did not have an impact on its consolidated financial statements, because the Company has not engaged in nonmonetary exchanges of assets.
In June 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income taxes” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company starting January 1, 2007. The Company is evaluating the impact this interpretation will have on its consolidated financial statements.

NOTE H — BUSINESS SEGMENTS

	Three month periods ended June 30,		Six month periods ended June 30,
	2006	2005	2006	2005
Net sales
Domestic	$28,594	$28,832	$56,555	$58,362
Foreign	27,504	23,860	52,178	45,102

Total net sales	$56,098	$52,692	$108,733	$103,464

Intersegment sales
Domestic	$1,538	$1,333	$3,032	$3,021
Foreign	1,478	762	2,286	1,335

Total intersegment sales	$3,016	$2,095	$5,318	$4,356

Operating income
Domestic	$1,805	$2,715	$2,699	$6,084
Foreign	3,375	2,634	5,779	4,444

	5,180	5,349	8,478	10,528

Interest income
Domestic	245	116	487	186
Foreign	108	125	268	268

	353	241	755	454

Interest expense
Domestic	(11)	(21)	(17)	(28)
Foreign	(122)	(65)	(218)	(152)

	(133)	(86)	(235)	(180)
Other expense — net	(15)	(27)	(34)	(54)

Income before income taxes	$5,385	$5,477	$8,964	$10,748

	June 30,	December 31,
	2006	2005
Identifiable assets
Domestic	$94,274	$93,132
Foreign	82,867	75,415

Total assets	$177,141	$168,547

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
Our sales and gross profit for the quarter ended June 30, 2006 increased 6% compared to the same period in 2005. Net sales increased as a result of improvements in foreign sales coupled with the favorable impact of the conversion of local currencies to the U.S. dollar. The increase in gross profit was offset by a 10% increase in costs and expenses resulting in a decrease in net income of 4%, or three cents per diluted share, when compared to the quarter ended June 30, 2005.
For the six months ended June 30, 2006, our net sales increased 5% and gross profit increased 3% compared to the same period in 2005. Net sales increased for the same reasons as indicated for the quarter. The increase in gross profit was offset by a 13% increase in costs and expenses resulting in a decrease in net income of 13%, or sixteen cents per diluted share, when compared to the same period in 2005.
THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005
For the three months ended June 30, 2006, net sales were $56.1 million, an increase of $3.4 million, or 6%, from the same period in 2005. Domestic net sales decreased $.2 million, or 1%. The decrease in domestic net sales was due primarily to volume decreases in the communications market which were partially offset by improvements in sales in the domestic energy markets. We expect the domestic energy market to continue to have strong demand for the remainder of 2006. Foreign net sales of $27.5 million increased $3.6 million, or 15%. Foreign net sales were favorably impacted by $.8 million when converted to U.S. dollars as a result of the weaker U.S. dollar compared to certain currencies when compared to the second quarter 2005 conversion rates. Excluding the effect of currency conversion, net sales increased $2.8 million. Increased sales in Latin America accounted for the majority of the increase in foreign net sales. Although we expect the continuation of price competition globally, we anticipate the recent upward trend in foreign sales activity in Latin America to continue for the remainder of 2006 but at a slower pace than was realized in the quarter ended June 30, 2006 when compared to 2005.
Gross profit of $18.4 million for the three months ended June 30, 2006 increased $1 million, or 6%, compared to the same period in 2005. Domestic gross profit of $8.7 million decreased $.7 million, or 7%. Domestic gross profit decreased $.1 million due to lower net sales and $.6 million due to increased cost of raw materials, transportation, and a higher per unit manufacturing cost as a result of lower production volumes compared to 2005. Foreign gross profit of $9.7 million increased $1.7 million, or 21%. Foreign gross profit increased $1 million due to the increase in net sales coupled with a $.4 million improvement in margins and a $.3 million favorable impact resulting from converting native currency to U.S. dollars. We expect continued pressure on gross profit as a result of cost increases for raw materials. New domestic product pricing was implemented effective July 1, 2006 for aluminum-based products to partially defray the increased.
Costs and expenses of $13.6 million for the three months ended June 30, 2006 increased $1.2 million, or 10%, compared to the previous year as summarized in the following table:

	Three month periods ended June 30,
thousands of dollars				%
	2006	2005	Change	Change
Costs and expenses
Domestic:
Selling	$3,708	$3,689	$19	1%
General and administrative	3,280	3,184	96	3
Research and engineering	1,390	1,061	329	31
Other operating (income) expense — net	(13)	11	(24)	NM	*

	8,365	7,945	420	5

Foreign:
Selling	1,922	1,830	92	5
General and administrative	2,600	2,368	232	10
Research and engineering	616	466	150	32
Other operating (income) expense — net	134	(196)	330	NM	*

	5,272	4,468	804	18

	$13,637	$12,413	$1,224	10%

*NM — Not Meaningful
Domestic costs and expenses of $8.4 million for the three-month period ended June 30, 2006 increased $.4 million, or 5%, compared to the same period in 2005. Domestic selling expense of $3.7 million remained relatively unchanged compared to the second quarter 2005. General and administrative expense of $3.3 million increased $.1 million primarily as a result of increased personnel related expenses. Research and engineering expenses increased $.3 million as a result of a $.2 million increase in product development testing and services coupled with a $.1 million increase in personnel related expenses. The change in other operating (income) expense was insignificant.
Foreign costs and expenses of $5.2 million for the three months ended June 30, 2006 increased $.8 million, or 18%, compared to the same period in 2005. Foreign selling expense net of currency translation remained relatively unchanged from the same period in 2005. General and administrative expense net of currency translation increased $.2 million primarily related to an increase in personnel costs. Research and engineering expenses net of currency translation increased $.1 million primarily related to an increase in personnel. Other operating expense net of currency translation increased $.3 million as a result of a $.2 million increase of foreign currency transaction losses and a $.1 million decrease in the gain on the sales of assets compared to the same period in 2005.
Royalty income — net for the quarter ended June 30, 2006 of $.4 million remained relatively unchanged from the same period in 2005.
Operating income of $5.2 million for the quarter ended June 30, 2006 decreased $.2 million, or 3%, compared to the same period in 2005. This decrease was a result of the $1 million increase in gross profit offset by the $1.2 million increase in costs and expenses. Domestic operating income decreased $.9 million compared to the same period in 2005 primarily due to the decrease in gross profit of $.7 million coupled with the $.4 million increase in cost and expense partially offset by the $.2 million increase in intercompany royalty income. Foreign operating income of $3.4 million increased $.7 million compared to the same period in 2005 primarily due to the increase in gross profit of $1.7 million partially offset by the $.8 million increase in costs and expenses and the $.2 million increase in intercompany royalty expense.
Other income of $.2 million for the three months ended June 30, 2006 increased $.1 million as a result of a $.1 million increase in interest income net of interest expense.
Income taxes were$1.9 million for the three months ended June 30, 2006 and 2005. The effective tax rate for the three months ended June 30, 2006 was 34% compared to 33% in 2005.
As a result of the preceding items net income for the three-month period ended June 30, 2006 was $3.5 million, or $.61 per diluted share, compared to net income of $3.7 million, or $.64 per diluted share for the same period in 2005.
SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005
For the six months ended June 30, 2006, net sales were $108.7 million, an increase of $5.3 million, or 5%, from the same period in 2005. Domestic net sales decreased $1.8 million, or 3%, as a result of volume decreases in the communication market which were partially offset by an increase in sales in the domestic energy markets. Foreign net sales increased $7.1 million, or 16%. Foreign net sales were favorably impacted by $1.3 million when converted to U.S. dollars as a result of the weaker U.S. dollar compared to certain currencies. Excluding the effect of currency conversion, foreign sales increased $5.8 million compared to the same period in 2005. The majority of the increase in foreign net sales was derived from increased sales in Latin America.
Gross profit of $34.9 million for the six months ended June 30, 2006 was an increase of $.9 million, or 3%, compared to last year. Domestic gross profit decreased $2 million, or 11%, compared to the same period in 2005. Domestic gross profit decreased $.6 million due to lower net sales and $1.4 million as a result of increased raw material cost, transportation cost, and a higher manufacturing per unit cost due to lower production levels when compared to 2005. Foreign gross profit increased $2.9 million, or 19%, primarily due to the increase in net sales and a favorable impact of converting foreign currencies to U.S. dollars.
Costs and expenses of $27.1 million for the six months ended June 30, 2006 increased $3.1 million, or 13%, compared to the previous year as summarized in the following table:

	Six month periods ended June 30,
thousands of dollars				%
	2006	2005	Change	Change
Costs and expenses
Domestic:
Selling	$7,671	$6,985	$686	10%
General and administrative	6,590	5,949	641	11
Research and engineering	2,702	2,139	563	26
Other operating (income) expense — net	(13)	112	(125)	NM	*

	16,950	15,185	1,765	12

Foreign:
Selling	3,726	3,589	137	4
General and administrative	5,108	4,530	578	13
Research and engineering	1,177	931	246	26
Other operating (income) expense — net	195	(182)	377	NM	*

	10,206	8,868	1,338	15

	$27,156	$24,053	$3,103	13%

*NM — Not Meaningful
Domestic costs and expenses of $16.9 million for the six months ended June 30, 2006 increased $1.8 million, or 12% compared to the same period in 2005. Domestic selling expense of $7.7 million increased $.7 million primarily as a result of a $.2 million increase in commission expense, a $.3 million increase in personnel related expenses and a $.2 million increase in advertising, promotional expenses and travel. General and administrative expenses increased $.6 million primarily as a result of a $.4 million increase in personnel related expenses and a $.2 million increase in audit fees. Research and engineering expenses increased $.6 million primarily as a result of increased testing of new products and personnel costs. Other operating expense decreased $.1 million as a result of a gain on the sale of capital assets.
Foreign costs and expenses of $10.2 million for the six months ended June 30, 2006 increased $1.3 million, or 15%, compared to the same period in 2005. Selling expenses net of currency translation increased $.1 million primarily as a result of increased personnel costs and sales promotion expense. General and administrative expense net of currency increased $.5 million primarily related to an increase in personnel costs. Research and engineering expense net of currency increased $.2 million due primarily to an increase in personnel. Other operating expense increased $.3 million net of currency primarily as a result of a $.2 million increase in foreign currency transaction losses and a $.1 million decrease in the gain on the sale of capital assets compared to the same period in 2005.
Royalty income — net for the six-month period ended June 30, 2006 of $.7 million increased $.2 million, or 34%, compared to 2005 due to higher licensing income.
Operating income of $8.5 million for the six months ended June 30, 2006 decreased $2 million, or 19%, compared to the same period in 2005. This decrease was a result of the $.9 million increase in gross profit and the $.2 million increase in royalty income — net offset by the $3.1 million increase in costs and expenses. Domestic operating income decreased $3.4 million compared to the same period in 2005 as a result of the decrease in gross profit of $2 million and the $1.8 million increase in costs and expenses partially offset by a $.2 million increase in intercompany royalties and by the $.2 million increase in royalty income — net. Foreign operating income of $5.8 million increased $1.4 million compared to the same period in 2005 as a result of the increase in gross profit of $2.9 million partially offset by the increase in costs and expenses of $1.3 million and the $.2 million increase in intercompany royalty expense.
Other income of $.4 million for the six months ended June 30, 2006 increased $.3 million as a result of a $.3 million increase in interest income.
Income taxes for the six months ended June 30, 2006 of $2.9 million were $.9 million lower than the same period in 2005. The effective tax rate for the six months ended June 30, 2006 was 33% compared to 36% in 2005. The effective tax rate for 2006 is lower than the statutory rate of 35% primarily due to an adjustment of a tax contingency reserve related to state income tax.
As a result of the preceding items net income for the six months ended June 30, 2006 was $6 million, or $1.04 per diluted share, compared to net income of $6.9 million, or $1.20 per diluted share, for the same period in 2005.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $2 million for the first six months of 2006 compared to net cash provided by operating activities of $7.4 million for the same period in 2005. This decrease was due to a decrease in net income of $.9 million, a $4 million increase in working capital and a decrease in non-cash items of $.5 million in 2006. The increase in working capital was due to higher accounts receivable in 2006 offset by a net decrease in other working capital items.
Net cash used in investing activities of $6.6 million represents an increase of $3.8 million when compared to 2005. Capital expenditures in 2006 were $4 million greater than 2005 due to the acquisition of a new facility for one of our foreign operations of $1.5 million and greater manufacturing equipment purchases. We are continually analyzing potential acquisition candidates and business alternatives, but we currently have no commitments that would materially affect the operations of the business.
Cash used in financing activities was $1 million compared to $2.1 million in the previous year. This decrease was primarily a result of greater proceeds from debt of $1.4 million in 2006 offset by common shares repurchased.
Our current ratio was 3.1 to 1 at June 30, 2006 compared to 3.2 to 1 at December 31, 2005. Working capital of $78.2 million has increased from the December 31, 2005 amount of $75.7 million primarily due to greater receivables because of higher sales levels. At June 30, 2006, our unused balance under our main credit facility was $20 million and our bank debt to equity percentage was 6%. Our main revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At June 30, 2006 we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash position, together with our untapped borrowing capacity, provides substantial financial resources. If we were to incur significant indebtedness, we expect to be able to continue to meet liquidity needs under the credit facilities but possibly at an increased cost for interest and commitment fees. We would not increase our debt to a level that we believe would have a material adverse impact upon the results of operations or financial condition.
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
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the Company starting January 1, 2006. The Company adopted this standard and it did not have an impact on its consolidated financial statements, because the Company has not engaged in nonmonetary exchanges of assets.
In June 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income taxes” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company starting January 1, 2007. The Company is evaluating the impact this interpretation will have on its consolidated financial statements.
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
The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $8 million at June 30, 2006. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of less than $.1 million for the six-month period ended June 30, 2006.
The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign denominated receivables, and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $1.7 million and on income before income taxes of less than $.1 million.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Vice President of Finance, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 16, 2004, the Company announced the Board of Directors authorized a plan to repurchase up to 100,000 shares of Preformed Line Products common shares. The repurchase plan does not have an expiration date. During the second quarter of 2006, the Company did not repurchase any of its common shares. The remaining shares that may be purchased under this plan were 48,354 during the second quarter of 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Preformed Line Products Company held its annual meeting of shareholders on April 24, 2006 at is principal executive offices in Mayfield Village, Ohio. At the meeting, the shareholders voted to re-elect certain persons to the Board of Directors for a term expiring at the 2008 annual meeting of the shareholders. The individuals listed below were elected to the Company’s Board of Directors, each to hold office until the designated annual meeting or until his successor is elected and qualified, or until his earlier resignation. The table below indicates the votes for, votes withheld, as well as the abstentions and shares not voted for the election of the three nominees.

	Term Expiration	Votes For	Votes Withheld	Abstention	Shares not Voted

John D. Drinko	2008	5,257,117	62,233	—	399,427
Randall M. Ruhlman	2008	5,239,092	80,258	—	399,427
Glenn E. Corlett	2008	5,318,221	1,129	—	399,427
The following are the names of each other director whose term of office as a director continued after the 2006 annual meeting of shareholders (in this case, for terms expiring at the 2007 annual meeting of shareholders):
Frank B. Carr
John P. O’Brien
Barbara P. Ruhlman
Robert G. Ruhlman
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

August 9, 2006	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 9, 2006	/s/ Eric R. Graef
Eric R. Graef
Vice President — Finance and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX
31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.