Form 10-Q
period 2006-09-30
PREFORMED LINE PRODUCTS CO
filed 2006-11-09
CIK 80035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐  No ☑
The number of common shares outstanding as of November 1, 2006: 5,360,259.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
Thousands of dollars, except share data	2006	2005
ASSETS
Cash and cash equivalents	$26,026	$39,592
Accounts receivable, less allowances of $976 ($789 in 2005)	36,389	26,481
Inventories — net	39,316	37,618
Deferred income taxes	4,430	3,870
Prepaids and other	3,153	2,832

TOTAL CURRENT ASSETS	109,314	110,393

Property and equipment — net	52,567	48,804
Deferred income taxes	2,410	2,060
Goodwill — net	2,073	2,018
Patents and other intangibles — net	2,628	2,871
Other assets	2,476	2,401

TOTAL ASSETS	$171,468	$168,547

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to banks	$2,645	$1,156
Current portion of long-term debt	3,404	4,806
Trade accounts payable	12,840	10,878
Accrued compensation and amounts withheld from employees	6,568	5,161
Accrued expenses and other liabilities	5,284	6,406
Accrued profit-sharing and pension contributions	4,385	4,290
Dividends payable	1,072	1,147
Income taxes	2,849	881
Deferred income taxes	11	—

TOTAL CURRENT LIABILITIES	39,058	34,725

Long-term debt, less current portion	1,836	122
Deferred income taxes	385	157

SHAREHOLDERS’ EQUITY
Common shares — $2 par value, 15,000,000 shares authorized, 5,360,259 and 5,734,797 outstanding, net of 365,311 and 511,159 treasury shares at par, respectively	10,721	11,470
Paid in capital	1,515	1,237
Retained earnings	130,774	135,481
Accumulated other comprehensive loss	(12,821)	(14,645)

TOTAL SHAREHOLDERS’ EQUITY	130,189	133,543

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$171,468	$168,547

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three month periods ended September 30,		Nine month periods ended September 30,
In thousands, except per share data	2006	2005	2006	2005
Net sales	$56,439	$55,614	$165,172	$159,078
Cost of products sold	37,677	36,355	111,493	105,775

GROSS PROFIT	18,762	19,259	53,679	53,303

Costs and expenses
Selling	5,475	5,608	16,872	16,182
General and administrative	5,695	5,985	17,393	16,464
Research and engineering	1,928	1,565	5,807	4,635
Other operating expenses — net	136	112	318	42

	13,234	13,270	40,390	37,323

Royalty income — net	287	576	1,004	1,113

OPERATING INCOME	5,815	6,565	14,293	17,093

Other income (expense)
Interest income	389	263	1,144	717
Interest expense	(164)	(93)	(399)	(273)
Other expense — net	(19)	(27)	(53)	(81)

	206	143	692	363

INCOME BEFORE INCOME TAXES	6,021	6,708	14,985	17,456

Income taxes	2,022	2,529	4,957	6,353

NET INCOME	$3,999	$4,179	$10,028	$11,103

Net income per share — basic	$0.71	$0.73	$1.76	$1.94

Net income per share — diluted	$0.70	$0.72	$1.75	$1.92

Cash dividends declared per share	$0.20	$0.20	$0.60	$0.60

Weighted average number of shares outstanding — basic	5,638	5,724	5,696	5,723

Weighted average number of shares outstanding — diluted	5,688	5,793	5,746	5,781

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Nine Month Periods Ended September 30,
Thousands of dollars	2006	2005
OPERATING ACTIVITIES
Net income	$10,028	$11,103
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,162	5,192
Deferred income taxes	(671)	(709)
Stock based compensation expense	193	—
Net investment in life insurance	72	55
Translation adjustment	(42)	66
Gain on sale of property and equipment	(167)	(44)
Other — net	116	—
Changes in operating assets and liabilities:
Accounts receivable	(9,765)	(6,531)
Inventories	(1,158)	438
Trade accounts payables and accrued liabilities	2,021	2,709
Income taxes	2,860	1,929
Other — net	(765)	(452)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,884	13,756

INVESTING ACTIVITIES
Capital expenditures	(8,463)	(4,923)
Proceeds from the sale of property and equipment	378	121

NET CASH USED IN INVESTING ACTIVITIES	(8,085)	(4,802)

FINANCING ACTIVITIES
Increase in notes payable to banks	1,388	446
Proceeds from the issuance of long-term debt	3,038	680
Payments of long-term debt	(2,875)	(526)
Dividends paid	(3,435)	(3,431)
Issuance of common shares	102	686
Purchase of common shares for treasury	(12,141)	(702)

NET CASH USED IN FINANCING ACTIVITIES	(13,923)	(2,847)

Effects of exchange rate changes on cash and cash equivalents	558	(971)

Increase (decrease) in cash and cash equivalents	(13,566)	5,136

Cash and cash equivalents at beginning of year	39,592	29,744

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,026	$34,880

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Tables in thousands, except per share data
NOTE A – BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.
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
NOTE B – OTHER FINANCIAL STATEMENT INFORMATION
Inventories

	September 30,	December 31,
	2006	2005
Finished goods	$16,988	$15,550
Work-in-process	1,825	1,732
Raw material	24,042	23,021

	42,855	40,303
Excess of current cost over LIFO cost	(3,539)	(2,685)

	$39,316	$37,618

Property and equipment
Major classes of property, plant and equipment are stated at cost and were as follows:

	September 30,	December 31,
	2006	2005
Land and improvements	$8,174	$6,762
Buildings and improvements	41,462	37,902
Machinery and equipment	97,395	93,619
Construction in progress	4,433	5,627

	151,464	143,910
Less accumulated depreciation	98,897	95,106

	$52,567	$48,804

Comprehensive Income

The components of comprehensive income are as follows:

	Three month period ended September 30,		Nine month period ended September 30,
	2006	2005	2006	2005
Net income	$3,999	$4,179	$10,028	$11,103
Other comprehensive income (loss):
Foreign currency adjustments	683	798	1,824	(1,001)

Comprehensive income	$4,682	$4,977	$11,852	$10,102

Guarantees

Product warranty balance at January 1, 2006	$10
Additions charged to Cost of products sold	59
Deductions	(10)

Product warranty balance at September 30, 2006	$59

Legal Proceedings
From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.
NOTE C – PENSION PLANS
Net periodic benefit cost for the Company’s domestic plan included the following components:

	Three month period ended September 30,		Nine month period ended September 30,
	2006	2005	2006	2005
Service cost	$209	$180	$595	$540
Interest cost	222	202	676	606
Expected return on plan assets	(217)	(188)	(654)	(564)
Recognized net actuarial loss	43	51	160	153

Net periodic benefit cost	$257	$245	$777	$735

As of September 30, 2006, $.5 million of contributions have been made. The Company presently anticipates contributing an additional $.2 million to fund its pension plan in 2006 for a total of $.7 million.

NOTE D – COMPUTATION OF EARNINGS PER SHARE

	Three month period ended September 30,		Nine month period ended September 30,
	2006	2005	2006	2005
Numerator
Net income	$3,999	$4,179	$10,028	$11,103

Denominator
Determination of shares
Weighted average common shares outstanding	5,638	5,724	5,696	5,723
Dilutive effect — employee stock options	50	69	50	58

Diluted weighted average common shares outstanding	5,688	5,793	5,746	5,781

Earnings per common share
Basic	$0.71	$0.73	$1.76	$1.94

Diluted	$0.70	$0.72	$1.75	$1.92

NOTE E – GOODWILL AND OTHER INTANGIBLES
The Company performed its annual impairment test for goodwill pursuant to SFAS No. 142, “Goodwill and Intangible Assets”, as of January 2006 and had determined that no adjustment to the carrying value of goodwill was required. The Company’s only intangible asset with an indefinite life is goodwill, which is included within the foreign segment. The aggregate amortization expense for other intangibles with finite lives for each of the three-months ended September 30, 2006 and 2005 was $.1 million, and for the nine-months ended September 30, 2006 and 2005 was $.3 million and $.2 million, respectively. Amortization expense is estimated to be $.3 million for each of the full years ended 2006 through 2010.
The following table sets forth the carrying value and accumulated amortization of intangibles, including the effect of foreign currency translation, by segment at September 30, 2006:

	As of September 30, 2006
	Domestic	Foreign	Total
Amortized intangible assets
Gross carrying amount — patents and other intangibles	$4,947	$79	$5,026
Accumulated amortization — patents and other intangibles	(2,344)	(54)	(2,398)

Total	$2,603	$25	$2,628

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2006, is as follows:

Balance at January 1, 2006	$2,018
Currency translation	55

Balance at September 30, 2006	$2,073

NOTE F – STOCK OPTIONS
The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At September 30, 2006 there were 42,000 shares remaining available for issuance under the Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant.
Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R affects the value of stock options that have been granted and requires the Company to expense share-based payment awards with compensation cost for transactions measured at fair value. The Company adopted the modified-prospective-transition method and accordingly has not restated amounts in prior interim periods and fiscal years. The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.
Activity in the Company’s stock option plan for the nine-month period ended September 30, 2006 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value
Outstanding at January 1, 2006	140,742	$22.82	7.0
Granted	—
Exercised	(9,931)	$16.55		$51
Forfeited	—

Outstanding at September 30, 2006	130,811	$23.43	6.5	$939

Exercisable at September 30, 2006	98,311	$17.92	5.3	$598

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $.1 million and $.3 million, respectively.
For the nine-month period ended September 30, 2006 the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by $.2 million. The impact on earnings per share was a reduction of $.03 per share, basic and diluted. The total compensation cost related to nonvested awards not yet recognized is expected to be a combined total of $.3 million over the next three years.
Activity for nonvested stock options for the nine-month period ended September 30, 2006 was as follows:

		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share
Nonvested at January 1, 2006	62,500	$31.38
Granted	—
Vested	(30,000)	$28.13
Forfeited	—

Nonvested at September 30, 2006	32,500	$34.38

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

The following table illustrates the effect on net income and net income per share for the nine-month period ended September 30, 2005 as if the fair value based method had been applied to all outstanding and vested awards.

Net income, as reported	$11,103
Less: Stock-based compensation expense, pro forma	126

Pro forma net income	$10,977

Earnings per share:
Basic — as reported	$1.94

Basic — pro forma	$1.92

Diluted — as reported	$1.92

Diluted — pro forma	$1.90

NOTE G – RELATED PARTY TRANSACTIONS
On September 8, 2006, the Company, upon the approval of a Special Committee of the Board of Directors and the Board of Directors, purchased 365,311 Common Shares of the Company from Barbara P. Ruhlman at a price per share of $31.48. Barbara P. Ruhlman is a member of the Company’s Board of Directors and the mother of Robert G. Ruhlman and Randall M. Ruhlman, both of whom are also members of the Board of Directors. The purchase was consummated pursuant to a Shares Purchase Agreement between the Company and Mrs. Ruhlman, as trustee, under trust agreement dated February 16, 1985.
In connection with the purchase the Company’s status as a controlled company under the NASDAQ Corporate Governance Rules was terminated by the Company’s shareholders, who had previously formed a “group” owning over 50% of the Company’s outstanding stock by entering into a controlled company agreement. As a result of the termination of the controlled status the Board adopted a resolution that any Board nominees must be selected by a majority of the Company’s independent directors. The Company had previously adopted all other requirements for a non-controlled company.
NOTE H – NEW ACCOUNTING PRONOUNCEMENTS
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard does not require new fair value measurements, however the application of this standard may change current practice for an entity. This standard is effective for financial statements issued after January 1, 2007. The Company is evaluating the impact this standard will have on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. This standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This standard also requires disclosure in the notes to financial statements, additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures is effective for an employer with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact this standard will have on its consolidated financial statements.
In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This staff position amends certain provisions in the AICPA Industry Audit Guide, Audits of Airlines (Airline Guide), and APB No. 28, Interim Financial Reporting. This staff position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This staff position is effective as of January 1, 2007. The Company is evaluating the impact this staff position will have on its consolidated financial statements.
In September 2006, the FASB issued Emerging Issues Task Force (EITF) abstract Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.” This issue clarifies the calculation of the amount that could be realized under an insurance contract as of the date of the statement of financial position. This issue concludes the policyholder should consider any additional amounts included in contractual terms of the policy in determining the amount that could be realized under the insurance contract. Contractual limitations should be considered, as well as amount recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. All fixed amounts recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. Lastly, any amount that is realized by the policyholder upon surrender of the final policy shall be included in the amount that could be realized. This issue should be applied by either a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets or a change in accounting principle through retrospective application to all prior periods. This issue is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact this EITF issue will have on its consolidated financial statements.

NOTE H – BUSINESS SEGMENTS

	Three month period ended September 30,		Nine month period ended September 30,
	2006	2005	2006	2005
Net sales
Domestic	$29,168	$32,565	$85,723	$90,927
Foreign	27,271	23,049	79,449	68,151

Total net sales	$56,439	$55,614	$165,172	$159,078

Intersegment sales
Domestic	$1,403	$1,648	$4,435	$4,669
Foreign	1,161	965	3,447	2,300

Total intersegment sales	$2,564	$2,613	$7,882	$6,969

Operating income
Domestic	$2,106	$4,125	$4,805	$10,209
Foreign	3,709	2,440	9,488	6,884

	5,815	6,565	14,293	17,093

Interest income
Domestic	258	140	745	326
Foreign	131	123	399	391

	389	263	1,144	717

Interest expense
Domestic	(6)	(7)	(23)	(35)
Foreign	(158)	(86)	(376)	(238)

	(164)	(93)	(399)	(273)
Other expense — net	(19)	(27)	(53)	(81)

Income before income taxes	$6,021	$6,708	$14,985	$17,456

	September 30,	December 31,
	2006	2005
Identifiable assets
Domestic	$83,947	$93,132
Foreign	87,521	75,415

Total assets	$171,468	$168,547

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
Sales increases for the nine months ended September 30, 2006 continue to be driven by our strong international operations. Domestic sales for the nine months ended September 30, 2006 have been negatively impacted by decreased spending on the construction and maintenance of copper communications networks by the telecommunication companies. Additionally, the first quarter of 2005 had strong sales for fiber-to-the-premise. Domestic sales were lower in the third quarter than the previous year primarily because last year included $3 million of storm-damage related sales.
Operating income for the three months ended September 30, 2006 decreased $.8 million, or 13%, after excluding the $.1 million favorable impact of foreign currency, when compared to the same period in 2005. The decrease was a result of lower gross profit due to increased material and transportation costs coupled with a reduction in royalty income — net.
Operating income for the nine months ended September 30, 2006 decreased $2.8 million, or 16%, when compared to the same period in 2005. The decrease was driven by an 8% increase in cost and expenses, which exceeded the 4% growth rate of sales with a lower gross profit percentage due to increased raw material and transportation costs and higher manufacturing per unit cost due to lower production volumes.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005
For the three months ended September 30, 2006, consolidated net sales were $56.4 million, an increase of $.8 million, or 1%, from the same period in 2005. Domestic net sales decreased $3.4 million, or 10%, and foreign net sales increased $4.2 million, or 18%. Reduced sales volume accounted for the decrease in domestic markets. We estimate that customer repairs of damage caused by hurricanes in the Southeast United States contributed approximately $3 million to domestic net sales for the quarter ended September 30, 2005. We expect domestic sales for the remainder of 2006 to exceed the fourth quarter 2005 as a result of anticipated higher level of activity in our domestic markets. Foreign net sales were favorably impacted by $.6 million when native currency financial statements were converted to U.S. dollars as a result of the weaker U.S. dollar compared to most foreign currencies. Excluding the effect of currency conversion, foreign sales increased $3.6 million, or 16%, compared to the same period in 2005, with stronger sales in all of our foreign markets with the exception of Europe.
Gross profit of $18.7 million for the three months ended September 30, 2006 was a decrease of $.5 million, or 3%, compared to the prior year. The decrease in gross profit is primarily a result of higher material and transportation costs. Domestic gross profit decreased $2 million, or 18%, compared to the third quarter of 2005, primarily as a result of lower net sales and higher material costs and lower production levels. We believe our raw material costs for aluminum and steel will continue to increase for the remainder of 2006. Foreign gross profit increased $1.5 million, or 18%, primarily due to an increase in net sales.
Consolidated costs and expenses of $13.2 million for the three months ended September 30, 2006 remained relatively unchanged compared to the previous year as summarized in the following table:

	Three month periods ended September 30,
				%
thousands of dollars	2006	2005	Change	Change
Costs and expenses
Domestic:
Selling	$3,581	$3,682	$(101)	3%
General and administrative	3,275	3,424	(149)	4
Research and engineering	1,333	1,059	274	26
Other operating expense — net	142	152	(10)	7

	8,331	8,317	14	—

Foreign:
Selling	1,894	1,926	(32)	2
General and administrative	2,420	2,561	(141)	6
Research and engineering	595	506	89	18
Other operating income — net	(6)	(40)	34	NM *

	4,903	4,953	(50)	1

	$13,234	$13,270	$(36)	—%

*	NM — Not Meaningful
Domestic costs and expenses of $8.3 million for the three months ended September 30, 2006 remained unchanged compared to the same period in 2005. Selling expenses decreased $.1 million due primarily to a $.4 million reduction in commission expense on lower sales partially offset by a $.2 million increase in advertising and promotional costs. General and administrative costs decreased $.1 million primarily as a result of lower consulting costs. Research and engineering expenses increased $.3 million as a result of higher product testing and employee related expenses.
Foreign costs and expenses of $4.9 million for the three months ended September 30, 2006 decreased $.1 million, or 1%, compared to the same period in 2005. The weaker dollar unfavorably affected costs and expenses by $.1 million, compared to the same period of 2005, when costs in local currency were translated to U.S. dollars. The unfavorable effect of currency translation was partially offset by the recovery of certain trade receivables previously written-off as uncollectible.
Royalty income for the quarter ended September 30, 2006 of $.3 million decreased $.3 million, primarily as a result of one-time collections in the third quarter of 2005 in the domestic data communication market.
Operating income of $5.8 million for the quarter ended September 30, 2006 decreased $.8 million, or 11%, compared to $6.6 million in the previous year. This decrease was a result of the $.5 million decrease in gross profit and the $.3 million decrease in royalty income. Domestic operating income decreased $2 million compared to the same period in 2005 as a result of a $2 million decrease in gross profit. Foreign operating income of $3.7 million increased $1.2 million compared to the same period in 2005, primarily due to a $1.5 million increase in gross profit partially offset by a $.3 million increase in intercompany royalty expense.
Other income of $.2 million for the three months ended September 30, 2006 increased $.1 million compared to the same period in 2005 as a result of an increase in interest income.
Income taxes for the three months ended September 30, 2006 of $2 million decreased $.5 million compared to the same period in 2005. The effective tax rate for the three months ended September 30, 2006 was 34% compared to 38% in 2005.
As a result of the preceding, net income for the three months ended September 30, 2006 was $4 million, or $.70 per diluted shared, which represents a decrease of $.2 million, or $.02 per diluted share, compared to 2005.
NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005
For the nine months ended September 30, 2006, consolidated net sales were $165.2 million, an increase of $6.1 million, or 4%, from the same period in 2005. Domestic net sales decreased $5.2 million, or 6%, and foreign sales increased $11.3 million, or 17%. The decrease in domestic net sales was primarily due to volume decreases resulting from decreased spending on the construction and maintenance of copper communication networks by the telecommunication companies, sales related to the repair of storm damage in 2005, and an extremely strong first quarter of 2005 for fiber-to-the-premise products. Foreign net sales were favorably impacted by $1.9 million when foreign currencies were converted to U.S. dollars. Excluding the effect of currency conversion, foreign net sales increased 14% when compared to the same period in 2005 as net sales increased in all foreign markets except North America. We expect continued growth opportunities particularly in our Latin America and Pacific Rim markets for the remainder of 2006.
Gross profit of $53.7 million for the nine months ended September 30, 2006 was an increase of $.4 million from the prior year. The increase in gross profit is primarily a result of higher foreign net sales partially offset by higher material costs and transportation expenses. Domestic gross profit decreased $4 million compared to the same period in 2005, primarily as a result of lower net sales and higher material and transportation costs and lower production levels. Foreign gross profit increased $4.4 million primarily due to the increase in net sales. The favorable impact of converting foreign currencies to U.S. dollars accounted for $.5 million of the increase.

Costs and expenses of $40.4 million for the nine months ended September 30, 2006 increased $3.1 million, or 8%, compared to the previous year as summarized in the following table:

	Nine month periods ended September 30,
				%
thousands of dollars	2006	2005	Change	Change
Costs and expenses
Domestic:
Selling	$11,252	$10,667	$585	5%
General and administrative	9,865	9,373	492	5
Research and engineering	4,035	3,198	837	26
Other operating expense — net	129	264	(135)	NM	*

	25,281	23,502	1,779	8

Foreign:
Selling	5,620	5,515	105	2
General and administrative	7,528	7,091	437	6
Research and engineering	1,772	1,437	335	23
Other operating expense (income) — net	189	(222)	411	NM	*

	15,109	13,821	1,288	9

	$40,390	$37,323	$3,067	8%

*	NM — Not Meaningful
Domestic costs and expenses of $25.3 million for the nine months ended September 30, 2006 increased $1.8 million, or 8%, compared to the same period in 2005. Selling expenses of $11.3 million increased $.6 million as a result of an increase of $.3 million in employee related expenses, a $.3 million increase in advertising and promotional related expenses, a $.2 million increase in travel expenses partially offset by a $.2 million decrease in commission expense on lower net sales. General and administrative expenses increased $.5 million primarily due to a $.5 million increase in employee related expenses. Research and engineering expenses increased $.8 million primarily due to a $.3 million increase in employee related expenses and a $.4 million increase in other product development costs. Other operating expense decreased $.1 million primarily as a result of gains on sales of capital assets.
Foreign costs and expenses of $15.1 million for the nine months ended September 30, 2006 increased $1.3 million, or 9%, compared to the same period in 2005. The weaker dollar unfavorably affected costs and expenses by $.2 million when foreign costs in local currency were translated to U.S. dollars. Foreign selling expense net of currency translation remained relatively unchanged compared to the same period in 2005. General and administrative expenses net of currency translation increased $.3 million driven primarily by increased employee related expenses. Research and engineering expenses net of currency translation increased $.3 million, due primarily to an increase in employee related expenses. Other operating expense net of currency translation increased $.5 million, primarily as a result of foreign currency transaction gains.
Royalty income for the nine months ended September 30, 2006 of $1 million decreased $.1 million as a result of lower net royalty income related to the data communication market compared to the same period in 2005.
Operating income of $14.3 million for the nine months ended September 30, 2006 decreased $2.8 million, or 16%, compared to the same period in 2005. This decrease was a result of the $3.1 million increase in costs and expenses and the $.1 million decrease in royalty income partially offset by the $.4 million increase in gross profit. Domestic operating income decreased $5.4 million, or 53%, compared to the same period in 2005, primarily due to the decrease in gross profit of $4 million, a $1.8 million increase in costs and expenses and a $.1 million decrease in third party royalty income partially offset by a $.5 million increase in intercompany royalty income. Foreign operating income of $9.5 million increased $2.6 million, or 38%, compared to the same period in 2005, primarily due to the increase in gross profit of $4.4 million partially offset by an increase in costs and expenses of $1.3 million and a $.5 million increase in intercompany royalty expense.

Other income for the nine months ended September 30, 2006 increased $.3 million from the same period in 2005 primarily as a result of a $.3 million increase in interest income net of interest expense as a result of higher cash balances and interest rates.
Income taxes for the nine months ended September 30, 2006 of $5 million were $1.4 million lower than the same period in 2005. The effective tax rate for the nine months ended September 30, 2006 was 33% compared to 36% in 2005. The effective tax rate for 2006 is lower than the statutory rate of 35% primarily due to an increase in the amount of foreign income taxed in jurisdictions with lower statutory rates and an adjustment of a tax contingency reserve related to state income tax.
As a result of the preceding, net income for the nine months ended September 30, 2006 was $10 million, or $1.75 per diluted share, which represents a decrease of $1.1 million, or $.17 per diluted share, from 2005.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $7.9 million for the first nine months of 2006 compared to net cash provided by operating activities of $13.8 million for the same period in 2005. This decrease was due to a decrease in net income of $1.1 million, a $4.9 million increase in working capital offset by an increase in non-cash items of $.1 million in 2006. The increase in working capital was due to higher accounts receivable in 2006 offset by a net decrease in other working capital items.
Net cash used in investing activities for the first nine months of 2006 of $8.1 million represents an increase of $3.3 million when compared to 2005. Capital expenditures in 2006 were $3.5 million greater than 2005 due to the acquisition of a new facility for one of our foreign operations of $1.5 million and greater manufacturing equipment purchases. We are continually analyzing potential acquisition candidates and business alternatives, but we currently have no commitments that would materially affect the operations of the business.
Cash used in financing activities for the first nine months of 2006 was $13.9 million compared to $2.8 million in the previous year. This increase was primarily a result of the Company’s repurchase of common shares at $12 million offset by greater proceeds from debt of $1 million in 2006.
Our current ratio was 2.8 to 1 at September 30, 2006 compared to 3.2 to 1 at December 31, 2005. Working capital of $70.3 million has decreased from the December 31, 2005 amount of $75.7 million primarily because we used cash for the purchase of common shares, which was partially offset by greater receivables due to higher sales levels. At September 30, 2006, our unused balance under our main credit facility was $20 million and our bank debt to equity percentage was 6%. Our main revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At September 30, 2006 we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash position, together with our untapped borrowing capacity, provides substantial financial resources. If we were to incur significant indebtedness, we expect to be able to continue to meet liquidity needs under the credit facilities but possibly at an increased cost for interest and commitment fees. We would not increase our debt to a level that we believe would have a material adverse impact upon the results of operations or financial condition.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard does not require new fair value measurements, however the application of this standard may change current practice for an entity. This standard is effective for financial statements issued after January 1, 2007. The Company is evaluating the impact this standard will have on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. This standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This standard also requires disclosure in the notes to financial statements, additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures is effective for an employer with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact this standard will have on its consolidated financial statements.
In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This staff position amends certain provisions in the AICPA Industry Audit Guide, Audits of Airlines (Airline Guide), and APB No. 28, Interim Financial Reporting. This staff position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This staff position is effective as of January 1, 2007. The Company is evaluating the impact this staff position will have on its consolidated financial statements.
In September 2006, the FASB issued Emerging Issues Task Force (EITF) abstract Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.” This issue clarifies the calculation of the amount that could be realized under an insurance contract as of the date of the statement of financial position. This issue concludes the policyholder should consider any additional amounts included in contractual terms of the policy in determining the amount that could be realized under the insurance contract. Contractual limitations should be considered, as well as amount recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. All fixed amounts recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. Lastly, any amount that is realized by the policyholder upon surrender of the final policy shall be included in the amount that could be realized. This issue should be applied by either a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets or a change in accounting principle through retrospective application to all prior periods. This issue is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact this EITF issue will have on its consolidated financial statements.

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
The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $7.9 million at September 30, 2006. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of less than $.1 million for the nine-month period ended September 30, 2006.
The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign denominated receivables, and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $1.9 million and on income before income taxes of less than $.1 million.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Vice President of Finance, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Company Purchases of Equity Securities
			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that may yet be
	of Shares	Average Price	Publicly Announced	Purchased under the
Period	Purchased	Paid per Share	Plans or Programs (1)	Plans or Programs
July	—	—	51,646	48,354
August	—	—	51,646	48,354
September	365,311 (2)	$31.48	51,646	48,354

Total	365,311

(1)	On December 16, 2004, the Company announced the Board of Directors authorized a plan to repurchase up to 100,000 of Preformed Line Products common shares. The repurchase plan does not have an expiration date. During the third quarter of 2006, the Company did not repurchase any of its common shares under this plan. The remaining shares that may be purchased under this plan were 48,354 during the third quarter of 2006.

(2)	On September 8, 2006, Preformed Line Products Company, upon the approval of a Special Committee of the Board of Directors and the Board of Directors, purchased 365,311 Common Shares of the Company from Barbara P. Ruhlman at a price per share of $31.48. Barbara P. Ruhlman is a member of the Company’s Board of Directors and the mother of Robert G. Ruhlman and Randall M. Ruhlman, both of whom are also members of the Board of Directors. Robert G. Ruhlman is Chairman, President and Chief Executive Officer of the Company. The purchase was consummated pursuant to a Shares Purchase Agreement between the Company and Mrs. Ruhlman, as trustee, under trust agreement dated February 16, 1985.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
10.11	Shares Purchase Agreement, dated September 8, 2006 by and between Barbara P. Ruhlman and the Company (incorporated by reference from Exhibit 99.1 to the Form 8-k filed on September 11, 2006).

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.
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

November 9, 2006	/s/ Robert G. Ruhlman

Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2006	/s/ Eric R. Graef

Eric R. Graef
Vice President — Finance and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX
10.11	Shares Purchase Agreement, dated September 8, 2006 by and between Barbara P. Ruhlman and the Company (incorporated by reference from Exhibit 99.1 to the Form 8-k filed on September 11, 2006).

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.