Form 10-K
period 2006-12-31
PREFORMED LINE PRODUCTS CO
filed 2007-03-15
CIK 80035

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
Commission file number 0-31164
Preformed Line Products Company
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-0676895

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

660 Beta Drive Mayfield Village, Ohio	44143

(Address of Principal Executive Office)	(Zip Code)
(440) 461-5200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $2 par value per share	NASDAQ
Securities registered pursuant to Section 12(g) of the Act: (None)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange act.
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2006 was $102,142,433, based on the closing price of such common shares, as reported on the NASDAQ National Market System. As of March 12, 2007, there were 5,358,437 common shares of the Company ($2 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2007 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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
     The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:
•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States, Canada, and Western Europe;

•	Technological developments that affect longer-term trends for communication lines such as wireless communication;

•	The Company’s success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The rate of progress in continuing to reduce costs and in modifying the Company’s cost structure to maintain and enhance the Company’s competitiveness;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful in expanding the Company’s product line into new areas;

•	The Company’s ability to identify, complete and integrate acquisitions for profitable growth;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	Changes in significant government regulations affecting environmental compliances;

•	The Company’s ability to compete in the domestic data communication market;

•	The effect on the Company’s business resulting from economic uncertainty within Latin American regions;

•	The telecommunication market’s continued deployment of Fiber-to-the-Premises;

•	The Company’s ability to increase sales or margins to recover the compliance costs of being a publicly listed company; and

•	Those factors described under the heading “Risk Factors” on page 12.
Part I
Item 1. Business
Background
     Preformed Line Products Company and its subsidiaries (“the Company”) is an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication) and other similar industries. The Company’s primary products support, protect, connect, terminate and secure cables and wires. The Company also manufactures a line of products serving the voice and data transmission markets. The Company’s goal is to continue to achieve profitable growth as a leader in the innovation, development, manufacture and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets.
     The Company serves a worldwide market through strategically located domestic and foreign manufacturing facilities. Each of the Company’s domestic and foreign manufacturing facilities have obtained an International Standards Organization (“ISO”) 9001:2000 Certification for our Management System. The ISO 9001:2000 certified management system is a globally recognized quality standard for manufacturing and assists the Company in marketing its products throughout the world. The Company’s customers include public and private energy utilities and communication companies, cable operators, financial institutions, governmental agencies, original equipment manufacturers, contractors and subcontractors, distributors and value-added resellers. The Company is not dependent on a single customer or a few customers. No single customer accounts for more than ten percent of the Company’s consolidated revenues.
     The Company’s products include:
•	Formed Wire and Related Hardware Products

•	Protective Closures

•	Data Communication Interconnection Devices

•	Plastic Products

•	Other Products
     Formed Wire Products are used in the energy, communications, cable and non-utility industries to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics (e.g., vibration). These products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape. Advantages of using the Company’s helical formed wire products are that they are economical, dependable and easy to use. The Company introduced formed wire products to the power industry almost 60 years ago and such products enjoy an almost universal acceptance in the Company’s markets. Formed wire and related hardware products are approximately 54% of the Company’s revenues in 2006, 49% in 2005, and 46% in 2004.
     Protective Closures, including splice cases, are used to protect fixed line communication networks, such as copper cable or fiber optic cable, from moisture, environmental hazards and other potential contaminants. Protective closures are approximately 26% of the Company’s revenues in 2006 and 29% in 2005 and 2004.
     Data Communication Interconnection Devices are products used in high-speed data systems to connect electronic equipment. Data communication interconnection devices are approximately 13% of the Company’s revenues in 2006, 15% in 2005 and 17% in 2004.

     Plastic Products, including guy markers, tree guards, fiber optic cable markers and pedestal markers are used in energy, communications, cable television and non-utility industries to identify power conductors, communication cables and guy wires. Plastic products are approximately 2% of the Company’s revenues in 2006 and 2005, and 3% in 2004.
     Other Products include hardware assemblies, pole line hardware, resale products, underground connectors and urethane products. They are used by energy, communications, cable and non-utility industries for various applications and are defined as products that compliment the Company’s core line offerings. Other products are approximately 5% of the Company’s revenues in 2006, 2005 and 2004.
Corporate History
     The Company was incorporated in Ohio in 1947 to manufacture and sell helically shaped “armor rods,” which are sets of stiff helically shaped wires applied on an electrical conductor at the point where it is suspended or held. Thomas F. Peterson, the Company’s founder, developed and patented a unique method to manufacture and apply these armor rods to protect electrical conductors on overhead power lines. Over a period of years Mr. Peterson and the Company developed, tested, patented, manufactured and marketed a variety of helically shaped products for use by the electrical and telephone industries. Although all of Mr. Peterson’s patents have now expired, those patents served as the nucleus for licensing the Company’s formed wire products abroad.
     The success of the Company’s formed wire products in the United States led to expansion abroad. The first international license agreement was established in the mid-1950s in Canada. In the late 1950s the Company’s products were being sold through joint ventures and licensees in Canada, England, Germany, Spain and Australia. Additionally, the Company began export operations and promoted products into other selected offshore markets. The Company continued its expansion program, bought out most of the original licensees, and, by the mid-1990s, had complete ownership of operations in Australia, Brazil, Canada, Great Britain, South Africa and Spain and held a minority interest in two joint ventures in Japan. The majority of the Company’s international subsidiaries operate as independent business units with the necessary infrastructure (i.e. manufacturing, engineering, marketing and general management) to support local business activities. Each is staffed with local personnel to ensure that the Company is well versed in local business practices, cultural constraints, technical requirements and the intricacies of local client relationships.
     In 1968, the Company expanded into the underground telecommunications field by its acquisition of the Smith Company located in California. The Smith Company had a patented line of buried closures and pressurized splice cases. These closures and splice cases protect copper cable openings from environmental damage and degradation. The Company continued to build on expertise acquired through the acquisition of the Smith Company and in 1995 introduced the highly successful COYOTE® Closure line of products. Since 1995 eleven domestic and three foreign patents have been granted to the Company on the COYOTE Closure. None of the COYOTE Closure patents have expired. The earliest COYOTE Closure patent was filed in April 1995 and will not expire until April 2015.
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

     In 2003, the Company acquired the assets of Richardson Pacific Ltd located in Sydney, Australia. This acquisition complements the existing product lines manufactured at Rack Technologies for the data communication industry.
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
     The Company’s World headquarters is located at 660 Beta Drive, Mayfield Village, Ohio 44143.
Business
     The demand for the Company’s products comes primarily from new, maintenance and repair construction for the energy, telecommunication and data communication industries. The Company’s customers use many of the Company’s products, including formed wire products, to revitalize the aging outside plant infrastructure. Many of the Company’s products are used on a proactive basis by the Company’s customers to reduce and prevent lost revenue. A single malfunctioning line could cause the loss of thousands of dollars per hour for a power or communication customer. A malfunctioning fiber cable could also result in substantial revenue loss. Repair construction by the Company’s customers generally occurs in the case of emergencies or natural disasters, such as hurricanes, tornadoes, earthquakes, floods or ice storms. Under these circumstances, the Company provides 24-hour service to provide the repair products to customers as quickly as possible.
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
     The Company’s protective closures and splice cases are used to protect cable from moisture, environmental hazards and other potential contaminants. The Company’s splice cases are easily re-enterable closures that allow utility maintenance workers access to the cables located inside the closure to repair or add communications services. Over the years, the Company has made many significant improvements in the splice case that have greatly increased their versatility and application in the market place. The Company also designs and markets custom splice cases to satisfy specific customer requirements. This has allowed the Company to remain a strong partner with several primary customers and has earned the Company the reputation as a responsive and reliable supplier.
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
     The Company also designs and manufactures data communication interconnect devices and enclosures for data communication networks, offering a comprehensive line of copper and fiber optic cross-connect systems. The product line enables reliable, high-speed transmission of data over customers’ local area networks.

License Agreements
     The Company receives royalties under twenty-three separate license agreements. The Company does not believe that its business is materially dependent on any individual license agreement.
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
     Electric Utilities — Transmission. The electric transmission grid is the interconnected network of high voltage aluminum conductors used to transport large blocks of electric power from generating facilities to distribution networks. Currently, there are three major power grids in the United States: the Eastern Interconnect, the Western Interconnect and the Texas Interconnect. Virtually all electrical energy utilities are connected with at least one other utility by one of these major grids. The Company believes that the transmission grid has been neglected throughout much of the United States for more than a decade. Additionally, because of deregulation, some electric utilities have turned this responsibility over to Independent System Operators (ISOs), who have also been slow to add transmission lines. With demand for power now exceeding supply in some areas, the need for the movement of bulk power from the energy-rich states to the energy-deficient areas means that new transmission lines will likely be built and many existing lines will likely be refurbished. In addition, passage of The Energy Policy Act of 2005 has attracted new investment into the industry through the requirements it establishes for enforceable reliability standards, incentives for transmission grid improvements and reform of the transmission line construction approval process. The Company believes that this will generate growth for the Company’s products in this market over at least the next several years. In addition, increased construction of international transmission grids is occurring in many regions of the world. However, consolidation in the markets that the Company services may also have an adverse impact on the Company’s revenues.
     Electric Utilities — Distribution. The distribution market includes those utilities that distribute power from a substation where voltage is reduced to levels appropriate for the consumer. Unlike the transmission market, distribution is still handled primarily by local electric utilities. These utilities are motivated to reduce cost in order to maintain and enhance their profitability. The Company believes that its growth in the distribution market will be achieved primarily as a result of incremental gains in market share driven by emphasizing the Company’s quality products and service over price. Internationally, particularly in the developing regions, there is increasing political pressure to extend the availability of electricity to additional populations. Through its global network of factories and sales offices, the Company is prepared to take advantage of this new growth in construction.
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
     Cable operators, local communication operators and power utilities are building, rebuilding or upgrading signal delivery networks in developed countries. These networks are designed to deliver video and voice transmissions and provide Internet connectivity to individual residences and businesses. Operators deploy a variety of network technologies and architectures to carry broadband and narrowband signals. These architectures are constructed of electronic hardware connected via coaxial cables, copper wires or optical fibers. The Company manufactures closures that these industries use to securely connect and protect these vital networks.
     As critical components of the outdoor infrastructure, closures provide protection against weather and vandalism and permit technicians who maintain and manage the system ready access to the devices. Cable operators and local telephone network operators place great reliance on manufacturers of protective closures because any material damage to the signal delivery networks is likely to disrupt communication services. In addition to closures, the Company supplies the communication and cable industry with its formed wire products to hold, support, protect and terminate the copper wires and cables and the fiber optic cables used by that industry to transfer voice, video or data signals.
     The industry has developed new technological methods to increase the usage of copper-based plant through high-speed digital subscriber lines (DSLs). The popularity of these services, the regulatory environment and the increasingly fierce competition between communications and cable operators has driven the recent move toward building out the “last mile” in fiber networks. FTTP promises to be the next wave in broadband innovation by carrying fiber optic technology into homes and businesses. The Company has been actively developing products that address this market.
     Data Communication. The data communication market is being driven by the continual demand for increased bandwidth. Growing Internet Service Providers (ISPs), construction in Wide Area Networks (WANs) and demand for data communication in the workplace are all key elements to the increased demand for the connecting devices made by the Company. This market will increasingly be focused on the systems that provide the highest speed and highest quality signal, such as fiber optic and copper networks. The Company’s connecting devices are sold to a number of categories of customers including (i) original equipment manufacturers (OEMs), which incorporate the Company’s connector technology in their product offering, (ii) ISPs, (iii) large companies and organizations which have their own local area network for data communication, and (iv) national and international distributors of structured cabling systems and components for use in the above markets.
     Non-Utility Industries. The Company’s formed wire products can also be used in other industries which require a method of securing or terminating cables, including the metal building, tower and antenna industries, the arborist industry, and various applications within the marine systems industry. Products other than formed wire products are also marketed to other industries. For example, the Company’s urethane capabilities allow it to market products to the light rail industry. The Company continues to explore new and innovative uses of its manufacturing capabilities; however, these markets remain a small portion of overall consolidated sales.
     See Note J to the Notes to Consolidated Financial Statements for certain information relating to the business segments.
Foreign Operations
     Except for location, the foreign business segment of the Company is essentially the same as its domestic business. The Company manufactures the same types of products in its foreign plants as are sold domestically, it sells to the same types of customers and faces the same types of competition (and in some cases the same competitors). Sources of supply of raw materials are not significantly different internationally. See Note J in the Notes To Consolidated Financial Statements for information relating to certain foreign and domestic financial data of the Company.
     While a number of the Company’s foreign plants are in developed countries, the Company believes it has strong market opportunities in developing countries where the need for the transmission and distribution of electrical power is significant. The Company is now serving the Far East market, other than China and Japan, primarily from Thailand. In addition, as the need arises, the Company is prepared to establish new manufacturing facilities abroad. During 2003 a 25,000 square foot addition was completed at the manufacturing facility in China. In 2004, through a small acquisition, a new manufacturing operation was established outside of Bangkok, Thailand. In 2005, a 35,600 square foot addition was made to the Company’s operation in Australia. During 2006, the Company moved its Thailand manufacturing operations from a leased facility to a 60,000 square foot company-owned facility in Bangkok, Thailand.

Sales and Marketing
     Nationally and internationally, the Company markets its products through a direct sales force and manufacturing representatives. The direct sales force is employed by the Company and works with the manufacturer’s representatives, as well as, key direct accounts and distributors, who also buy and resell the Company’s products. The manufacturer’s representatives are independent organizations that represent the Company as well as other complimentary product lines. These organizations are paid a commission based on the sales amount.
Research and Development
     The Company is committed to providing technical leadership through scientific research and product development in order to continue to expand the Company’s position as a supplier to the communications and power industries. Research is conducted on a continuous basis using internal experience in conjunction with outside professional expertise to develop state-of-the-art materials for several of the Company’s products. These products capitalize on cost-efficiency while offering exacting mechanical performance that meets or exceeds industry standards. The Company’s research and development activities have resulted in numerous patents being issued to the Company (see “Patents and Trademarks” below).
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
     In 1979, the Company relocated and expanded its Research and Engineering Center as a 29,000-square-foot addition to its World Headquarters in Mayfield Village, Ohio. The Company believes that this facility is one of the most sophisticated in the world in its specialized field. The expanded Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling. Today, the Company’s reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a competitive advantage. In addition to testing, the work done at the Company’s Research and Development Center continues to fuel product development efforts. For example, the Company estimates that approximately 24% of 2006 revenues were attributed to products developed by the Company in the past five years. In addition, the Company’s position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations which are charged with the responsibility of establishing industry wide specifications and performance criteria, including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission). Research and development costs are expensed as incurred. Research and development costs for new products were $3.2 million in 2006 and $2.6 million in 2005 and 2004.
Patents and Trademarks
     The Company applies for patents in the United States and other countries, as appropriate, to protect its significant patentable developments. As of December 31, 2006, the Company had in force 42 U.S. patents and 45 foreign patents in 10 countries and had pending seven U.S. patent applications and 27 foreign applications. While such domestic and foreign patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company’s business. The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company’s business as a whole or to any of its businesses. Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks. The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology. As of December 31, 2006, the Company had obtained U.S. registration on 32 trademarks and four trademark applications remained pending. Foreign registrations amounted to 188 registrations in 32 countries, with 17 pending foreign registrations.
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
     In the normal course of business, the Company occasionally makes and receives inquiries with regard to possible patent and trademark infringement. The extent of such inquiries from third parties has been limited generally to verbal remarks to Company representatives. The Company believes that it is unlikely that the outcome of these inquiries will have a material adverse effect on the Company’s financial position.
Competition
     All of the markets that the Company serves are highly competitive. In each market the principal methods of competition are price, performance, and service. The Company believes, however, that several factors (described below) provide the Company with a competitive advantage.
•	The Company has a strong and stable workforce. This consistent and continuous knowledge base has afforded the Company the ability to provide superior service to the Company’s customers and representatives.

•	The Company’s Research and Engineering Center in Mayfield Village, Ohio and departments of subsidiary locations maintain a strong technical support function to develop unique solutions to customer problems.

•	The Company is vertically integrated both in manufacturing and distribution and is continually upgrading equipment and processes.

•	The Company is sensitive to the marketplace and provides an extra measure of service in cases of emergency, storm damage and other rush situations. This high level of customer service and customer responsiveness has become a hallmark of the Company.

•	The Company’s 12 manufacturing locations ensure close support and proximity to customers worldwide.
     Domestically, there are several competitors for formed wire products. Although it has other competitors in many of the countries where it has plants, the Company has leveraged its expertise and is very strong in the global market. The Company believes that it is the world’s largest manufacturer of formed wire products for energy and communications markets. However, the Company’s formed wire products compete against other pole line hardware products manufactured by other companies.
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
     Due to increasing worldwide demand for carbon steel, stainless steel and aluminum, costs of raw materials have risen significantly during 2006. The Company anticipates further increases in 2007 as the economy continues to expand. Prices for stainless steel and aluminum have increased to five-year highs and increased costs have been passed along in the supply chain. Worldwide demand in these commodities continues to exceed supply and price pressure will continue as the demand outpaces the supply.
Backlog Orders
     The Company’s backlog was approximately $23.4 million at the end of 2006. The Company’s order backlog generally represents four to six weeks of sales. All customer orders entered are firm at the time of entry. Substantially all orders are shipped within a two to four week period unless the customer requests an alternative date.
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

     Although no assurances can be given, the Company believes it is in compliance in all material respects, with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability. The Company does not expect to make any material capital expenditure during 2007 for environmental control facilities. The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays. However, the Company does not believe that these expenditures should ultimately result in a material adverse effect on its financial position or results of operations. The Company cannot predict the precise effect such future requirements, if enacted, would have on the Company. The Company believes that such regulations would be enacted over time and would affect the industry as a whole.
Employees
     At December 31, 2006, the Company and its consolidated subsidiaries had 1,528 employees. Approximately 43% of the Company’s employees are located in the United States.
Available Information
     The Company maintains an Internet site at http://www.preformed.com, on which, the Company makes available, free of charge, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company’s SEC reports can be accessed through the investor relations section of its Internet site. The information found on the Company’s Internet site is not part of this or any other report that is filed or furnished to the SEC.
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
     The Company’s sales to the energy, telecommunication and data communication industries represent a substantial portion of the Company’s historical sales. The concentration of revenue in such industries is expected to continue into the foreseeable future. Demand for products to these industries depends primarily on capital spending by customers for constructing, rebuilding, maintaining or upgrading their systems. The amount of capital spending and, therefore, the Company’s sales and profitability are affected by a variety of factors, including general economic conditions, access by customers to financing, government regulation, demand for energy and cable services, and technological factors. As a result, some customers may not continue as going concerns, which could have a material adverse effect on the Company’s business, operating results and financial condition. Consolidation and deregulation present the additional risk to the Company that combined or deregulated customers will rely on relationships with a source other than the Company. Consolidation and deregulation may also increase the pressure on suppliers, such as the Company, to sell product at lower prices.
The Company’s business will suffer if the Company fails to develop and successfully introduce new and enhanced products that meet the changing needs of the Company’s customers.
     The Company’s ability to anticipate changes in technology and industry standards and to successfully develop and introduce new products on a timely basis will be a significant factor in the Company’s ability to grow and remain competitive. New product development often requires long-term forecasting of market trends, development and implementation of new designs and processes and a substantial capital commitment. The trend toward consolidation of the energy, telecommunication and data communication industries may require the Company to quickly adapt to rapidly changing market conditions and customer requirements. Any failure by the Company to anticipate or respond in a cost-effective and timely manner to technological developments or changes in industry standards or customer requirements, or any significant delays in product development or introduction or any failure of new products to be widely accepted by the Company’s customers, could have a material adverse effect on the Company’s business, operating results and financial condition as a result of reduced net sales.
The intense competition in the Company’s markets, particularly telecommunication and data communication markets, may lead to a reduction in sales and profits.
     The markets in which the Company operates are highly competitive. The level of intensity of competition may increase in the foreseeable future due to anticipated growth in the telecommunication and data communication industries. The Company’s competitors in the telecommunication and data communication markets are larger companies with significant influence over the distribution network. The product lines within the data communication market have thin profit margins. Success in these product lines depends upon the Company’s ability to increase volume and reduce the cost structure. There can be no assurance that the Company will be able to compete successfully against its competitors, many of which may have access to greater financial resources than the Company. In addition, the pace of technological development in the telecommunication and data communication markets is rapid and the Company cannot assure that these advances (i.e., wireless, fiber optic network infrastructure, etc.) will not adversely affect the Company’s ability to compete in this market.
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
     The Company’s cost of sales may be materially adversely affected by increases in the market prices of the raw materials used in the Company’s manufacturing processes. There can be no assurance that price increases in raw materials can be passed onto the Company’s customers through increases in product prices. As a result, the Company’s operating results could be adversely affected.
The Company’s international operations subject the Company to additional business risks.
     International sales account for a substantial portion of the Company’s net sales (49%, 44% and 42% in 2006, 2005 and 2004, respectively) and the Company expects these sales will increase as a percentage of net sales in the future. Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the U.S. dollar which could materially adversely affect U.S. dollar revenues or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, reduced or limited protection of intellectual property rights, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on the Company’s business, operating results and financial condition.
The Company may not be able to successfully integrate businesses that it may acquire in the future.
     A portion of the Company’s growth in sales and earnings has been generated from acquisitions. The Company expects to continue a strategy of identifying and acquiring businesses with complementary products. In connection with this strategy, the Company faces certain risks and uncertainties relating to acquisitions. The factors affecting this exposure are in addition to the risks faced in the Company’s day-to-day operations. Acquisitions involve a number of special risks, including the risks pertaining to integrating acquired businesses. In addition, the Company may incur debt to finance future acquisitions, and the Company may issue securities in connection with future acquisitions that may dilute the holdings of current and future shareholders. Covenant restrictions relating to additional indebtedness could restrict the Company’s ability to pay dividends, fund capital expenditures, consummate additional acquisitions and significantly increase the Company’s interest expense. Any failure to successfully complete acquisitions or to successfully integrate such strategic acquisitions could have a material adverse effect on the Company’s business, operating results and financial condition.
Item 1B. Unresolved Staff Comments
     The Company does not have any unresolved staff comments.
Item 2. Properties
     The Company currently owns or leases 17 facilities, which together contain approximately 1.5 million square feet of manufacturing, warehouse, research and development, sales and office space worldwide. Most of the Company’s international facilities contain space for offices, research and engineering (R&E), warehousing and manufacturing with manufacturing using a majority of the space. The following table provides information regarding the Company’s principal facilities:

Location	Use	Owned/Leased	Square Feet
1. Mayfield Village, Ohio	Corporate Headquarters Research and Engineering Center	Owned	62,000

2. Rogers, Arkansas	Manufacturing Warehouse Office	Owned	310,000

3. Albemarle, North Carolina	Manufacturing Warehouse Office	Owned	261,000

4. Asheville, North Carolina	Manufacturing R&E Warehouse Office	Owned	64,100

5. Sydney, Australia	Manufacturing R&E Warehouse Office	Owned	123,000

6. São Paulo, Brazil	Manufacturing R&E Warehouse Office	Owned	148,500

7. Cambridge, Ontario, Canada	Manufacturing Warehouse Office	Owned	73,300

Location	Use	Owned/Leased	Square Feet
8. Andover, Hampshire, England	Manufacturing R&E Warehouse Office	Building Owned, Land Leased	89,400

9. Queretaro, Mexico	Manufacturing Warehouse Office	Owned	52,900

10. Beijing, China	Manufacturing Warehouse Office	Building Owned, Land Leased	61,000

11. Pietermaritzburg, South Africa	Manufacturing R&E Warehouse Office	Owned	73,100

12. Sevilla, Spain	Manufacturing R&E Warehouse Office	Owned	63,300

13. Bangkok, Thailand	Manufacturing Warehouse Office	Owned	60,400
Item 3. Legal Proceedings
     From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of the security holders of the Registrant during the quarter ended December 31, 2006.
Executive Officers of the Registrant
     Each executive officer is elected by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal.

Name	Age	Position
Robert G. Ruhlman	50	Chairman, President and Chief Executive Officer
Eric R. Graef	54	Vice President — Finance and Treasurer
William H. Haag	43	Vice President — International Operations
J. Cecil Curlee Jr.	50	Vice President — Human Resources
Dennis F. McKenna	40	Vice President — Marketing and Business Development
Michael A. Fout	48	Vice President — Manufacturing
David C. Sunkle	48	Vice President — Research and Engineerng
Caroline A. Saylor	40	General Counsel and Corporate Secretary

     The following sets forth the name and recent business experience for each person who is an executive officer of the Company at March 1, 2007.
     Robert G. Ruhlman was elected Chairman in July 2004. Mr. Ruhlman has served as Chief Executive Officer since July 2000 and as President since 1995 (positions he continues to hold). He had served as Chief Operating Officer from 1995 until July 2000. Mr. Ruhlman is the brother of Randall M. Ruhlman and son of Barbara P. Ruhlman, both Directors of the Company.
     Eric R. Graef was elected Vice President—Finance and Treasurer in December 1999.
     William H. Haag was elected Vice President—International Operations in April 1999.
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
     David C. Sunkle was elected Vice President-Research and Engineering in January 2007. Mr. Sunkle joined the Company in 1978. He has served a variety of positions in Research and Engineering until 2002 when he became Director of International Operations. In 2006, Mr. Sunkle rejoined Research and Engineering as the Director of Engineering.
     Caroline A. Saylor was elected General Counsel and Corporate Secretary in January 2007. Ms. Saylor joined the Company in 2005 as General Counsel and has led the Company’s legal affairs since that time. Prior to that time, Ms. Saylor worked as an attorney for The Timken Company from 2003 to 2005, and in the litigation department of Calfee, Halter and Griswold from 2000 to 2003.
Part II
Item 5. Market for Registrant’s Common Shares and Related Shareholder Matters
     The Company’s Common Shares are traded on NASDAQ under the trading symbol “PLPC”. As of March 12, 2007, the Company had approximately 1,205 shareholders of record. The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company’s Common Shares as reported by the NASDAQ and (ii) the amount per share of cash dividends paid by the Company.
     While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company’s Board of Directors in light of then current needs of the Company. Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.

	Year ended December 31
	2006			2005
Quarter	High	Low	Dividend	High	Low	Dividend

First	$45.58	$31.74	$0.20	$34.35	$28.85	$0.20
Second	37.90	30.75	0.20	41.88	30.00	0.20
Third	39.70	34.43	0.20	47.97	38.63	0.20
Fourth	36.97	30.93	0.20	47.24	37.40	0.20
Equity Compensation Plan Information
     The information required by Item 201(d) of Regulation S-K is set forth in Note G to the Notes to Consolidated Financial Statements.
Performance Graph
     Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the Company’s Common Shares with the cumulative total return of hypothetical investments in the NASDAQ Market Index and the Hemscott Industry Group 627 (Industrial Electrical Equipment) Index based on the respective market price of each investment at December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, and December 31, 2006, assuming in each case an initial investment of $100 on December 31, 2001, and reinvestment of dividends.
COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG PREFORMED LINE PRODUCTS CO.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX
ASSUMES $100 INVESTED ON JAN. 01, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

COMPANY / INDEX / MARKET	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
PREFORMED LINE PRODUCTS CO	100.00	91.64	178.28	178.38	260.36	219.59
HEMSCOTT GROUP INDEX	100.00	73.62	102.98	114.32	137.59	184.15
NASDAQ MARKET INDEX	100.00	69.75	104.88	113.70	116.19	128.12

Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that may yet be
	Shares	Price Paid	Publicly Announced Plans	Purchased under the
Period (2006)	Purchased	per Share	or Programs	Plans or Programs
October	—	—	51,646	48,354
November	—	—	51,646	48,354
December	—	—	51,646	48,354

Total	—
     On December 16, 2004, the Company announced the Board of Directors authorized a plan to repurchase up to 100,000 of Preformed Line Products common shares. The repurchase plan does not have an expiration date. During the fourth quarter of 2006, the Company did not repurchase any of its common shares under this plan. The remaining shares that may be purchased under this plan were 48,354 during the fourth quarter of 2006. On February 15, 2007, the Board of Directors authorized a plan to repurchase up to 200,000 shares of Preformed Line Products Company, superseding any previously authorized plan, including the December 2004 plan that is the subject of the table above.
Item 6. Selected Financial Data

	2006	2005	2004	2003	2002
	(Thousands of dollars, except per share data)
Net Sales and Income (Loss)
Net sales	$216,937	$205,804	$183,112	$153,333	$169,842
Operating income (loss)	16,717	17,891	15,827	5,484	(426)
Income (loss) before income taxes and equity in net income of joint ventures	17,576	18,506	15,949	5,254	(1,026)
Net income (loss)	12,060	11,986	13,037	4,383	(1,140)
Per Share Amounts
Net income (loss) — basic	$2.15	$2.09	$2.27	$0.76	$(0.20)
Net income (loss) — diluted	2.13	2.07	2.25	0.76	(0.20)
Dividends declared	0.80	0.80	0.80	0.80	0.80
Shareholders’ equity	24.43	23.29	22.49	20.76	19.76
Other Financial Information
Current assets	$105,536	$110,393	$101,603	$88,979	$78,522
Total assets	170,963	168,547	158,808	148,970	144,784
Current liabilities	33,405	34,725	27,922	25,628	23,954
Long-term debt, less current portion	2,204	122	2,362	2,515	5,847
Shareholders’ equity	130,933	133,543	128,337	120,730	114,096
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

Market Overview
     Domestically our business continues to be concentrated in the communications and energy markets. During 2006, industry consolidation continued as distributors and service provider consolidations took place in all of our major markets.
     In our communications markets, which consist of telecommunications, cable television (CATV) and data communication, telecommunication companies continued to curtail their investment in the construction and maintenance of copper networks while diverting some of these resources into Fiber-to-the-Premise (FTTP) projects. Purchasing patterns for FTTP material stabilized in 2006 as service providers worked off the inventory built up during 2005. Sales of products for the CATV markets were negatively impacted as service providers continued to delay investment in infrastructure improvements. Sales into the data communications market were flat. As a result, our sales to the overall communications market decreased in 2006. We anticipate growth in the level of activity related to fiber network build-outs in 2007 and renewed investment in the CATV market. We expect data communications sales to remain flat and investment in the copper network will continue to decline.
     In 2006, we experienced growth in our domestic energy markets. We believe the investment in new transmission and distribution grids, new technologies, and upgrading and maintenance of the existing energy infrastructure will continue to increase over the next five years. We continue to introduce new transmission and distribution products to satisfy this anticipated growth.
     Our foreign business is more concentrated in the energy markets. Historically, our foreign sales were primarily to the distribution portion of the energy market. In 2006, we continued to increase our energy distribution sales while also experiencing significant sales growth in the energy transmission market. We expect that growth in the energy markets will continue for the foreseeable future not only as new construction projects are added in developing markets but, as in the domestic markets, there is a need to rebuild and refurbish much of the foreign energy transmission and distribution infrastructure. We believe that we are positioned to supply the needs of the world’s diverse energy market requirements as a result of our strategically located operations and array of product designs and technologies.
Preface
     Sales increased 5% in 2006 on the strength of our foreign operations. The impact of rising material costs partially softened the full impact of the sales increase resulting in only a 4% increase in gross profit. Costs and expenses increased 7% with the result being a decrease in operating income of $1.2 million from 2005. However, a more favorable effective tax rate in 2006 resulted in a small increase in net income.
2006 Results of Operations compared to 2005
     In 2006, net sales were $216.9 million, an increase of $11.1 million, or 5%, from 2005. In 2006, domestic net sales of $111.4 million decreased $3.9 million, or 3%, from 2005 sales and our foreign net sales of $105.5 million increased $15 million, or 17%. Domestic net sales accounted for 51% of our consolidated net sales. Our domestic sales decrease was due primarily to a volume decrease partially offset by an improvement in price and mix. Our top ten domestic customers represent less than 50% of our domestic net sales. We anticipate that our 2007 sales in the domestic energy and communication markets will increase. We achieved record sales in our foreign segment in 2006 due primarily to volume. Foreign net sales in 2006 were favorably impacted by $2.8 million, or 2.5%, when converted to U.S. dollars, as the result of a weaker U.S. dollar to certain foreign currencies. Our top ten foreign customers accounted for less than 30% of our foreign net sales. We believe our foreign net sales will continue to increase in 2007 but at a slower pace than we experienced in 2006 as a result of continued competitive pricing pressures.
     Gross profit of $69.8 million for 2006 increased $2.4 million, or 4%, compared to 2005. Domestic gross profit of $33 million decreased $3.5 million, or 10% due primarily to $1.7 million related to lower net sales, a $1.1 million increase in product cost and mix coupled with a $.7 million increase in freight and depreciation expenses. Foreign gross profit of $36.8 million increased $5.9 million, or 19%. The favorable impact resulting from converting native currency to U.S. dollars was $.8 million with the remaining increase due primarily to the increase in sales when compared to 2005. Higher material costs in our foreign markets were offset by lower manufacturing expenses as a percentage of sales. We anticipate raw material cost increases to continue in 2007.
     Costs and expenses increased $3.4 million, or 7%, compared to 2005 as summarized in the following table:

	Year ended December 31
				%
(thousands of dollars)	2006	2005	Change	Change
Costs and expenses
Domestic:
Selling	$14,666	$14,274	$392	3%
General and administrative	13,585	12,931	654	5
Research and engineering	5,258	4,702	556	12
Other operating (income) expense — net	(17)	452	(469)	NM	*

	33,492	32,359	1,133	4

Foreign:
Selling	7,817	7,391	426	6
General and administrative	10,308	9,461	847	9
Research and engineering	2,401	1,998	403	20
Other operating (income) expense — net	404	(233)	637	NM	*

	20,930	18,617	2,313	12

Total	$54,422	$50,976	$3,446	7%

*	NM — Not Meaningful
     Domestic costs and expenses of $33.5 million increased $1.1 million, or 4%. The increase in domestic selling expense was primarily due to a $.4 million increase in personnel expenses, a $.2 million increase in travel expenses and a $.1 million increase in sales promotional expense partially offset by a $.3 million reduction in commission expense on lower net sales. General and administrative expense and research and engineering expense both increased primarily due to increases in personnel expenses. Other operating income improved as a result of a gain on the sale of land, a decrease in the loss on foreign currency transactions and an increase in restocking charges.
     Foreign costs and expenses of $20.9 million increased $2.3 million, or 12%. The weaker dollar unfavorably impacted costs and expenses by $.5 million when foreign costs in local currency were translated to U.S. dollars. Additionally, selling expense increased as a result of increased personnel expenses. General and administrative expense increased primarily due to a $.4 million increase in personnel expenses, and increases in professional services and facility maintenance expenses. Research and engineering expense increased as a result of increased personnel expenses. Other operating expense increased as a result of a $.4 million increase in the loss on foreign currency transactions, and increases in the loss on the disposal of capital assets and other miscellaneous charges.
     Royalty income of $1.3 million decreased $.1 million as a result of lower data communications royalties compared to 2005.
     Operating income of $16.7 million for the year ended December 31, 2006 decreased $1.2 million, or 7%, compared to 2005. This decrease was primarily a result of a $2.4 million increase in gross profit being more than offset by the $3.4 million increase in costs and expenses and a $.1 million reduction in royalty income. Domestic operating income decreased $4 million primarily as a result of a $3.5 million decrease in gross profit, a $1.1 million increase in costs and expenses and a $.1 million decrease in data communications royalty income being partially offset by a $.8 million increase in intercompany royalty income. Foreign operating income of $11.8 million increased $2.8 million as a result of a $5.9 million increase in gross profit partially offset by a $2.3 million increase in costs and expenses and a $.8 million increase in intercompany royalty expense.

     Other income for the year ended December 31, 2006 of $.8 million improved $.2 million compared to 2005 as a result of an increase in interest income net of interest expense.
     Income taxes for the year ended December 31, 2006 of $5.5 million were $1 million lower than the previous year. The effective tax rate in 2006 on income before income taxes was 31% compared to 35% in 2005. The 2006 effective tax rate is lower than the 34% statutory rate primarily as a result of a reduction in the valuation allowance related to foreign tax credit carryforwards.
     As a result of the preceding items, net income for the year ended December 31, 2006 was $12.1 million, or $2.13 per diluted share, which represents an increase of $.1 million or $.06 per diluted share, compared to net income of $12 million or $2.07 per diluted share in 2005.
2005 Results of Operations compared to 2004
     In 2005, consolidated net sales were $205.8 million, an increase of $22.7 million, or 12%, from 2004. Domestic net sales in 2005 of $115.3 million increased $8.3 million, or 8%. The domestic increase was primarily due to volume increases in the energy and communications markets. Foreign net sales in 2005 of $90.5 million increased $14.4 million, or 19%. Foreign net sales were favorably impacted by $4.9 million, or 6%, when converted to U.S. dollars, as a result of the weaker U.S. dollar compared to most foreign currencies. Our foreign net sales increased in all markets throughout the world.
     Gross profit of $67.4 million for 2005 increased $7.9 million, or 13%, compared to 2004. Domestic gross profit of $36.5 million increased $3.2 million, or 10%. Domestic gross profit increased $2.6 million primarily due to increased sales and product mix and $.6 million due to lower per unit manufacturing costs. The lower per unit manufacturing costs are a result of fixed expenses being spread over more sales. Foreign gross profit of $30.9 million increased by $4.7 million, or 18%. The favorable impact resulting from converting native currency to U.S. dollars was $1.5 million with the remaining increase due to the increase in sales when compared to 2004.
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

     Domestic costs and expenses of $32.4 million increased $2.9 million, or 10%. Domestic selling expense increased primarily as a result of a $.6 million increase in commissions on higher sales, a $.4 million increase in advertising and sales promotion expense, a $.4 million increase in personnel expenses and a $.2 million increase in travel related expenses. General and administrative expense remained relatively unchanged as a $.6 million increase in costs related to complying with the Sarbanes-Oxley Act of 2002 was principally offset by a reduction in personnel expenses. Research and engineering expense increased $.7 million primarily as a result of a $.6 million increase in development supplies and services and a $.1 million increase in personnel expenses. Other operating expense increased $.6 million primarily due to a $.4 million increase in losses on foreign currency transactions and a reduction of $.2 million on the gain on sale of property.
     Foreign costs and expenses of $18.6 million increased $2.5 million, or 16%. The weaker dollar unfavorably impacted costs and expenses by $1 million when foreign costs in local currency were translated to U.S. dollars. Additionally, selling expense increased $.4 million as a result of an increase in commissions on higher sales and a $.2 million increase in personnel expenses. General and administrative expense increased $.8 million primarily as a result of $.5 million in expenses related to complying with the Sarbanes-Oxley Act of 2002 and a $.3 million increase in personnel expenses. Research and engineering expense increased $.3 million due primarily to an increase in personnel expenses. Other operating income increased $.2 million primarily due to a decrease in losses on foreign currency transactions.
     Royalty income of $1.4 million decreased by $.4 million as a result of lower data communication royalties compared to 2004. Our aggressive pursuit of our intellectual property rights resulted in a significant settlement in 2004.
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
     Income taxes for the year ended December 31, 2005 of $6.5 million were $1.3 million higher than the prior year. The effective tax rate in 2005 on income before income taxes was 35% compared to 29% in 2004. The 2004 effective tax rate is lower than the 35% statutory federal rate primarily as a result of the American Jobs Creation Act of 2004 allowing us to adjust our valuation allowance related to foreign tax credit carryforwards. The tax laws of China entitle us to a preferential tax rate of a 50% tax reduction for the succeeding three years beginning in 2003. The favorable aggregate tax and per share effect was less than $.1 million or $.01 per share for the years ended December 31, 2005 and 2004.
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
Working Capital, Liquidity and Capital Resources
     Cash decreased $9.6 million for the year ended December 31, 2006. Net cash provided by operating activities was $14.8 million. The major uses of cash were purchase of common shares of $12.1 million, capital expenditures of $10.2 million and dividends of $4.5 million.

     Net cash provided by operating activities decreased $6.8 million compared to 2005 primarily as a result of an increase in working capital to support higher sales.
     Net cash used in investing activities of $9.9 million represents an increase of $2.1 million when compared to cash used in investing activities in 2005. Capital expenditures in 2006 were $2.5 million greater than 2005. During 2006, we received $.3 million greater proceeds from the sale of property and equipment when compared to 2005.
     Cash used in financing activities was $15.2 million compared to $2.9 million in the previous year. This increase was primarily a result of an $11.5 million repurchase of 365,311 Common Shares from a principal shareholder.
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
     Our financial position remains strong and our current ratio at December 31, 2006 and 2005 was 3.2:1. Working capital of $72.1 million has decreased from the December 31, 2005 amount of $75.7 million primarily due to $9.6 million less cash on hand partially offset by a $3.5 million increase in receivables and a $2.8 million increase in inventories. At December 31, 2006, our unused balance under our main credit facility was $20 million and our bank debt to equity percentage was 6%. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth, and profitability. At December 31, 2006, we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash position, together with our untapped borrowing capacity, provides substantial financial resources. If we were to incur significant additional indebtedness, we expect to be able to meet liquidity needs under the credit facilities but at an increased cost for interest and commitment fees. We do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.
     Contractual obligations and other commercial commitments are summarized in the following tables:

	Payments Due by Period
		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	After 5 years
Thousands of dollars
Long-term debt (A)	$4,808	$2,353	$1,366	$707	$382
Leases	15,800	973	1,803	1,683	11,341
Purchase commitments	2,632	2,632	—	—	—
Pension contribution (B)	506	506	—	—	—

	Amount of Commitment Expiration by Period
Other Commercial		Less than 1
Commitments	Total	year	1-3 years	4-5 years	After 5 years
Thousands of dollars
Letters of credit	$4,512	$4,396	$116	$—	$—
Guarantees	432	238	170	—	24

(A) Interest on long-term debt is included in the table at interest rates from 5.8% to 6.8% based on the variable interest rates in effect at December 31, 2006.

(B) Amount represents the expected contribution to the Company’s defined benefit pension plan in 2007. Future expected amounts have not been disclosed as such amounts are subject to change based on performance of the assets in the plan as well as the discount rate used to determine the obligation.
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
Allowance for Doubtful Accounts
     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2006, we recorded a provision for doubtful accounts of $.4 million. The allowance represented approximately 2% of our trade receivables at December 31, 2006 and 2005.
Excess and Obsolescence Reserves
     We have provided an allowance for excess inventory and obsolescence based on estimates of future demand, which is subject to change. Additionally, discrete provisions are made when facts and circumstances indicate that particular inventories will not be utilized. At December 31, 2006, the allowance for excess inventory and obsolescence was 9% of gross inventories, compared to 6% of gross inventories at December 31, 2005. If actual market conditions are different than those projected by management, additional inventory write-downs or reversals of existing reserves may be necessary.
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

     Our measurement date for our annual impairment test is January 1 of each year. We perform interim impairment tests if trigger events or changes in circumstances indicate the carrying amount may not be recoverable. There were no trigger events during 2006, 2005 or 2004 and as such only an annual impairment test was performed.
Deferred Tax Assets
     Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. We established a valuation allowance to record our deferred tax assets at an amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to expense in the period such determination was made.
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
     Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R affects the value of stock options that have been granted and requires the Company to expense share-based payment awards with compensation cost for transactions measured at fair value. For the year ended December 31, 2006 the Company recorded compensation costs related to the stock options currently vesting, reducing income before taxes and net income by $.2 million, or $.04 per diluted share. The Company adopted the modified-prospective-transition method and accordingly has not restated the amounts in prior periods.
     In June 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income taxes” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company starting January 1, 2007. Upon adoption, the Company estimates that a cumulative effect adjustment of approximately $1.1 million to $1.3 million will be charged to retained earnings to increase reserves for uncertain tax positions, which is subject to revision as the Company completes its analysis.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard does not require new fair value measurements; however the application of this standard may change current practice for an entity. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal periods. The Company is evaluating the impact this standard will have on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. This standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This standard also requires disclosure in the notes to financial statements, additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures is effective for an employer with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The required December 31, 2006 disclosures are included in the Notes To Consolidated Financial Statements. Adoption of this standard resulted in a decrease of $2.3 million in Accumulated Other Comprehensive Income.
     In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This staff position amends certain provisions in the AICPA Industry Audit Guide, Audits of Airlines (Airline Guide), and APB No. 28, Interim Financial Reporting. This staff position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This staff position is effective as of January 1, 2007. The Company will adopt the direct expense method effective January 1, 2007, and will record a cumulative effect increasing beginning retained earnings by $.2 million, or $.04 per diluted share.
     In September 2006, the FASB issued Emerging Issues Task Force (EITF) abstract Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.” This issue clarifies the calculation of the amount that could be realized under an insurance contract as of the date of the statement of financial position. This issue concludes that the policyholder should consider any additional amounts included in contractual terms of the policy in determining the amount that could be realized under the insurance contract. Contractual limitations should be considered, as well as the amount recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. All fixed amounts recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present values. Last, any amount that is realized by the policyholder upon surrender of the final policy shall be included in the amount that could be realized. This issue should be applied by either a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets or a change in accounting principle through retrospective application to all prior periods. This issue is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact this EITF issue will have on its consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108) to provide interpretive guidance on the considerations of the effects of prior year misstatements in qualifying current year misstatements for the purpose of materiality assessment. If a material misstatement exists after recording the adjustment in the current year financial statements, the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. This bulletin is effective for years ending after November 15, 2006. Effective December 31, 2006, the Company adopted SAB 108 which did not have a material effect on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including and Amendment to FAS No. 115.” This standard permits entities to measure certain financial instruments and other certain items at fair value. The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair values option has been elected at each subsequent reporting period. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on earnings, but does not eliminate disclosure requirements of other accounting standards. This standard is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is evaluating the impact this standard will have on its consolidated financial statements.
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
     The Company has no foreign currency forward exchange contracts outstanding at December 31, 2006. The Company does not hold derivatives for trading purposes.
     The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $8.1 million at December 31, 2006. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.1 million for the year ended December 31, 2006.
     The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $1.7 million and on income before tax of less than $.1 million.
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
     Management, with the participation of the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report, a copy of which is included herein.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Preformed Line Products Company
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Preformed Line Products Company and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
March 15, 2007
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Preformed Line Products Company
We have audited the accompanying consolidated balance sheets of Preformed Line Products Company and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Preformed Line Products Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes A and G to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” effective January 1, 2006. Also, as discussed in Notes A and C to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans with the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” effective December 31, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
March 15, 2007

PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
	(Thousands of dollars, except
	share data)
ASSETS
Cash and cash equivalents	$29,949	$39,592
Accounts receivable, less allowances of $1,209 ($789 in 2005)	30,029	26,481
Inventories — net	40,415	37,618
Deferred income taxes	2,639	3,870
Prepaids and other	2,504	2,832

TOTAL CURRENT ASSETS	105,536	110,393

Property and equipment — net	52,810	48,804
Deferred income taxes	5,145	2,060
Goodwill — net	2,166	2,018
Patents and other intangibles — net	2,546	2,871
Other assets	2,760	2,401

TOTAL ASSETS	$170,963	$168,547

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to banks	$3,738	$1,156
Current portion of long-term debt	2,157	4,806
Trade accounts payable	11,606	10,878
Accrued compensation and amounts withheld from employees	5,556	5,161
Accrued expenses and other liabilities	4,551	6,406
Accrued profit-sharing and other benefits	3,596	4,290
Dividends payable	1,072	1,147
Income taxes	1,129	881

TOTAL CURRENT LIABILITIES	33,405	34,725

Long-term debt, less current portion	2,204	122
Deferred income taxes	439	157
Unfunded pension obligation	3,982	—

SHAREHOLDERS’ EQUITY
Common stock — $2 par value, 15,000,000 shares authorized, 5,360,259 and 5,734,797 issued and outstanding, net of 365,311 and 511,159 treasury shares at par, respectively	10,721	11,470
Paid in capital	1,562	1,237
Retained earnings	131,734	135,481
Accumulated other comprehensive loss	(13,084)	(14,645)

TOTAL SHAREHOLDERS’ EQUITY	130,933	133,543

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$170,963	$168,547

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED OPERATIONS

	Year ended December 31
	2006	2005	2004
	(Thousands of dollars, except share and per share data)
Net sales	$216,937	$205,804	$183,112
Cost of products sold	147,132	138,384	123,602

GROSS PROFIT	69,805	67,420	59,510

Costs and expenses
Selling	22,483	21,665	18,980
General and administrative	23,893	22,392	21,160
Research and engineering	7,659	6,700	5,666
Other operating expenses (income) — net	387	219	(234)

	54,422	50,976	45,572

Royalty income — net	1,334	1,447	1,889

OPERATING INCOME	16,717	17,891	15,827

Other income (expense)
Interest income	1,494	1,103	696
Interest expense	(564)	(379)	(429)
Other expense	(71)	(109)	(145)

	859	615	122

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF JOINT VENTURES	17,576	18,506	15,949

Income taxes	5,516	6,520	5,268

NET INCOME BEFORE JOINT VENTURES	12,060	11,986	10,681

Equity in net income of joint ventures	—	—	2,356

NET INCOME	$12,060	$11,986	$13,037

Net income per share — basic	$2.15	$2.09	$2.27

Net income per share — diluted	$2.13	$2.07	$2.25

Cash dividends declared per share	$0.80	$0.80	$0.80

Weighted average number of shares outstanding — basic	5,611	5,725	5,732

Weighted average number of shares outstanding — diluted	5,660	5,783	5,789

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year ended December 31
	2006	2005	2004
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$12,060	$11,986	$13,037
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,538	7,214	7,385
Deferred income taxes	(658)	(838)	(531)
Stock based compensation expense	240
Net investment in life insurance	(95)	110	93
Translation adjustment	(42)	77	(85)
Earnings of joint ventures	—	—	(21)
Dividends received from joint ventures	—	—	2,141
Gain on sale of joint venture	—	—	(2,335)
Other — net	(79)	266	(280)
Changes in operating assets and liabilities:
Accounts receivable	(2,471)	2,373	(4,530)
Inventories	(1,688)	(1,728)	(3,703)
Trade accounts payables and accrued liabilities	(686)	2,595	3,063
Income taxes	936	(197)	(1,597)
Other — net	(298)	(293)	232

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,757	21,565	12,869

INVESTING ACTIVITIES
Capital expenditures	(10,198)	(7,737)	(6,187)
Business acquisitions	—	—	(456)
Proceeds from the sale of property and equipment	469	126	403
Proceeds from the sale of equity investment	—	—	1,925
Proceeds (payments) on life insurance — net	(149)	(149)	581

NET CASH USED IN INVESTING ACTIVITIES	(9,878)	(7,760)	(3,734)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	2,300	449	(312)
Proceeds from the issuance of long-term debt	3,059	2,142	53
Payments of long-term debt	(3,986)	(1,030)	(944)
Dividends paid	(4,508)	(4,577)	(4,593)
Issuance of common shares	102	789	85
Purchase of common shares for treasury	(12,140)	(700)	(2,978)

NET CASH USED IN FINANCING ACTIVITIES	(15,173)	(2,927)	(8,689)

Effects of exchange rate changes on cash and cash equivalents	651	(1,030)	1,089

Increase (decrease) in cash and cash equivalents	(9,643)	9,848	1,535

Cash and cash equivalents at beginning of year	39,592	29,744	28,209

CASH AND CASH EQUIVALENTS AT END OF YEAR	$29,949	$39,592	$29,744

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

				Accumulated Other
				Comprehensive Income (Loss)
				Cumulative	Unrecognized
	Common	Additional	Retained	Translation	Pension Benefit
	Shares	Paid in Capital	Earnings	Adjustment	Cost	Total
	(In thousands, except share and per share data)
Balance at January 1, 2004	$11,629	$472	$123,022	$(14,198)	$(195)	$120,730
Net income			13,037			13,037
Foreign currency translation adjustment				3,936		3,936
Cumulative translation adjustment for sale of a joint venture				(1,655)		(1,655)
Minimum pension liability — net of tax benefit of $145					(247)	(247)

Total comprehensive income						15,071
Purchase of 113,755 common shares	(228)		(2,750)			(2,978)
Issuance of 6,199 common shares	12	73				85
Cash dividends declared — $.80 per share			(4,571)			(4,571)

Balance at December 31, 2004	11,413	545	128,738	(11,917)	(442)	128,337

Net income			11,986			11,986
Foreign currency translation adjustment				(2,008)		(2,008)
Minimum pension liability — net of tax benefit of $182					(278)	(278)

Total comprehensive income						9,700
Purchase of 20,000 common shares	(40)		(660)			(700)
Issuance of 48,084 common shares	97	692				789
Cash dividends declared — $.80 per share			(4,583)			(4,583)

Balance at December 31, 2005	11,470	1,237	135,481	(13,925)	(720)	133,543

Net income			12,060			12,060
Foreign currency translation adjustment				3,167		3,167
Minimum pension liability — net of tax provision of $441					720	720

Total comprehensive income						15,947
Cumulative effect adjustment to recognize unfunded pension obligation net of tax benefit of $1,355					(2,326)	(2,326)
Stock based compensation		240				240
Purchase of 383,202 common shares	(766)		(11,374)			(12,140)
Issuance of 8,664 common shares	17	85				102
Cash dividends declared — $.80 per share			(4,433)			(4,433)

Balance at December 31, 2006	$10,721	$1,562	$131,734	$(10,758)	$(2,326)	$130,933

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands of dollars, except share and per share data, unless specifically noted)
Note A — Significant Accounting Policies
Nature of Operations
     Preformed Line Products Company and subsidiaries (“the Company”) is a designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, data communication and other similar industries. The Company’s primary products support, protect, connect, terminate and secure cables and wires. The Company also manufactures a line of products serving the voice and data transmission markets. The Company’s customers include public and private energy utilities and communication companies, cable operators, financial institutions, governmental agencies, original equipment manufacturers, contractors and subcontractors, distributors and value-added resellers. The Company serves its worldwide markets through strategically located domestic and international manufacturing facilities.
Consolidation
     The consolidated financial statements include the accounts of the Company and its subsidiaries where ownership is greater than 50%. All intercompany accounts and transactions have been eliminated upon consolidation.
Cash and Cash Equivalents
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

Goodwill and Other Intangibles
     Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The Company’s measurement date for its annual impairment test is January 1 of each year. Patents and other intangible assets with finite lives represent primarily the value assigned to patents acquired, with purchased businesses and are amortized using the straight-line method over their useful lives. Goodwill and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may be impaired, or in the case of finite lived intangible assets, when the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses or a significant change in the use of an asset. Impairment charges are recognized pursuant to Statement of Financial Accounting Standards (SFAS) No. 142.
Sales Recognition
     Sales are recognized when products are shipped and the title and risk of loss has passed to unaffiliated customers. Shipping and handling billed-to customers is included in net sales while shipping and handling costs are included in cost of products sold.
Research and Development
     Research and development costs are expensed as incurred. The Company sponsored costs for research and development of new products were $3.2 million in 2006 and $2.6 million in 2005 and 2004.
Advertising
     Advertising costs are expensed in the period incurred.
Foreign Currency Translation
     Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the consolidated balance sheet; and revenues and expenses are translated at weighted average exchange rates in effect during the period. Transaction gains and losses arising from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income and expense as incurred. Such transactions have not been material. Unrealized translation adjustments are recorded as accumulated foreign currency translation adjustments in shareholders’ equity. Upon the sale or upon substantially complete liquidation of an investment in a foreign entity, the cumulative translation adjustment for that entity is removed from accumulated foreign currency translation adjustment in shareholders’ equity and reclassified to earnings.
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
Derivative Financial Instruments
     The Company had no foreign currency forward exchange contracts outstanding at December 31, 2006 and 2005. The Company does not hold derivatives for trading purposes.

Stock-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R affects the value of stock options that have been granted and requires the Company to expense share-based payment awards with compensation cost for transactions measured at fair value. The Company adopted the modified-prospective-transition method and accordingly has not restated amounts in prior periods.
     Prior to the adoption of the SFAS No. 123R, the Company applied the intrinsic value based method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, to account for stock options granted to employees to purchase common shares. Under this method, compensation expense was measured as the excess, if any, of the market price at the date of grant over the exercise price of the options. No compensation expense has been recorded because the exercise price was equal to market value at the date of grant. The following table illustrates the effect on net income and net income per share for the years ended December 31, 2005 and 2004, as if the fair value based method had been applied to all outstanding and vested awards

	Year ended December 31
	2005	2004
Net income, as reported	$11,986	$13,037
Less: Stock-based compensation expense, pro forma	191	74

Pro forma net income	$11,795	$12,963

Earnings per share:
Basic — as reported	$2.09	$2.27

Basic — pro forma	$2.06	$2.26

Diluted — as reported	$2.07	$2.25

Diluted — pro forma	$2.04	$2.24

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
     Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R affects the value of stock options that have been granted and requires the Company to expense share-based payment awards with compensation cost for transactions measured at fair value. For the year ended December 31, 2006 the Company recorded compensation costs related to the stock options currently vesting, reducing income before taxes and net income by $.2 million, or $.04 per diluted share. The Company adopted the modified-prospective-transition method and accordingly has not restated the amounts in prior periods.
     In June 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income taxes” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company starting January 1, 2007. Upon adoption, the Company estimates that a cumulative effect adjustment of approximately $1.1 million to $1.3 million will be charged to retained earnings to increase reserves for uncertain tax positions, which is subject to revision as the Company completes its analysis.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard does not require new fair value measurements; however the application of this standard may change current practice for an entity. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal periods. The Company is evaluating the impact this standard will have on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. This standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This standard also requires disclosure in the notes to financial statements, additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures is effective for an employer with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Adoption of this standard resulted in a decrease of $2.3 million in Accumulated Other Comprehensive Income.
     In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This staff position amends certain provisions in the AICPA Industry Audit Guide, Audits of Airlines (Airline Guide), and APB No. 28, Interim Financial Reporting. This staff position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This staff position is effective as of January 1, 2007. The Company will adopt the direct expense method effective January 1, 2007, and will record a cumulative effect increasing beginning retained earnings by $.2 million, or $.04 per diluted share.
     In September 2006, the FASB issued Emerging Issues Task Force (EITF) abstract Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.” This issue clarifies the calculation of the amount that could be realized under an insurance contract as of the date of the statement of financial position. This issue concludes that the policyholder should consider any additional amounts included in contractual terms of the policy in determining the amount that could be realized under the insurance contract. Contractual limitations should be considered, as well as the amount recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. All fixed amounts recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present values. Lastly, any amount that is realized by the policyholder upon surrender of the final policy shall be included in the amount that could be realized. This issue should be applied by either a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets or a change in accounting principle through retrospective application to all prior periods. This issue is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact this EITF issue will have on its consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108) to provide interpretive guidance on the considerations of the effects of prior year misstatements in qualifying current year misstatements for the purpose of materiality assessment. If a material misstatement exists after recording the adjustment in the current year financial statements, the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. This bulletin is effective for years ending after November 15, 2006. Effective December 31, 2006, the Company adopted SAB 108 which did not have a material effect on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and

Financial Liabilities Including and Amendment to FAS No. 115.” This standard permits entities to measure certain financial instruments and other certain items at fair value. The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair values option has been elected at each subsequent reporting period. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on earnings, but does not eliminate disclosure requirements of other accounting standards. This standard is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is evaluating the impact this standard will have on its consolidated financial statements.
Note B — Other Financial Statement Information
Inventories — net

	December 31
	2006	2005
Finished products	$17,044	$15,550
Work-in-process	1,844	1,732
Raw materials	25,431	23,021

	44,319	40,303
Excess of current cost over LIFO cost	(3,904)	(2,685)

	$40,415	$37,618

     Material inventories using the LIFO method of determining costs were approximately $15.2 million in 2006 and $14 million in 2005.
Property and equipment — net
     Major classes of property, plant and equipment are stated at cost and were as follows:

	December 31
	2006	2005
Land and improvements	$8,422	$6,762
Buildings and improvements	41,941	37,902
Machinery and equipment	101,339	93,619
Construction in progress	2,629	5,627

	154,331	143,910
Less accumulated depreciation	101,521	95,106

	$52,810	$48,804

     Depreciation of property and equipment was $7.1 million in 2006, $6.7 million in 2005 and $6.9 million in 2004.
     Machinery and equipment includes $.8 million in capital leases in 2006 and $.4 million in 2005.
     Property and equipment includes less than $.1 million of purchases in trade accounts payable at December 31, 2006 and $.5 million in 2005.
Guarantees
     The Company establishes a warranty reserve when a known measurable exposure exists. Such reserves are adjusted for management’s best estimate of warranty obligations based on current and historical trends. The change in the carrying amount of product warranty reserves for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005	2004
Balance at January 1	$10	$177	$202
Additions charged to costs	82	26	53
Deductions	(10)	(204)	(78)
Currency translation	—	11	—

Balance at December 31	$82	$10	$177

Legal proceedings
     From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.
Share Retirements
     During 2006, the Company retired 529,050 shares of common stock that had been previously held as treasury sales.
Note C — Pension Plans
     Domestic hourly employees of the Company who meet specific requirements as to age and service are covered by a defined benefit pension plan. The Company uses a December 31 measurement date for its plan.
     Net periodic benefit cost for the Company’s domestic plan consists of the following components for the years ended December 31:

	2006	2005	2004
Service cost	$793	$719	$560
Interest cost	901	808	701
Expected return on plan assets	(872)	(751)	(614)
Recognized net actuarial loss	214	204	107

Net periodic benefit cost	$1,036	$980	$754

     The following tables set forth benefit obligations, assets and the accrued benefit cost of the Company’s domestic defined benefit plan at December 31:

	2006	2005
Projected benefit obligation at beginning of the year	$15,957	$13,534
Service cost	793	719
Interest cost	901	808
Actuarial (gain) loss	(922)	1,168
Benefits paid	(319)	(272)

Projected benefit obligation at end of year	$16,410	$15,957

Fair value of plan assets at beginning of the year	$11,122	$9,983
Actual return on plan assets	972	429
Employer contributions	653	982
Benefits paid	(319)	(272)

Fair value of plan assets at end of the year	$12,428	$11,122

Benefit obligations in excess of plan assets	($3,982)	($4,835)
Unrecognized net loss	3,681	4,917
Minimum pension liability		(1,161)

Accrued benefit cost	(301)	($1,079)

Adjustment to accumulated other comprehensive loss for unrecognized net loss	(3,681)

Unfunded pension obligation	($3,982)

     The domestic defined benefit pension plan with accumulated benefit obligations in excess of plan assets was:

	2006	2005
Projected benefit obligation	$16,410	$15,957
Accumulated benefit obligation	12,488	12,201
Fair market value of assets	12,428	11,122
     Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2006	2005
Discount rate	6.00%	5.75%
Rate of compensation increase	3.50	3.50
     Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	2006	2005	2004
Discount rate	5.75%	5.75%	6.25%
Rate of compensation increase	3.50	3.50	3.50
Expected long-term return on plan assets	8.00	8.00	7.50
     The net periodic pension cost for 2006 was based on a long-term asset rate of return of 8.0%. This rate is based upon management’s estimate of future long-term rates of return on similar assets and is consistent with historical returns on such assets.
     The Company’s pension plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category, are as follows:

	Plan assets
	at December 31
	2006	2005
Asset category
Equity securities	65.0%	59.1%
Debt securities	32.6	39.4
Cash and equivalents	2.4	1.5

	100.0%	100.0%

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
     The Company’s policy is to fund amounts deductible for federal income tax purposes. The Company expects to contribute $.5 million to its pension plan in 2007.
     The benefits expected to be paid out of the plan assets in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years are as follows:

Pension
Year	Benefits
2007	$323
2008	380
2009	428
2010	461
2011	503
2012-2016	3,598
     Because this is the first disclosure under SFAS No. 158, the charge to other comprehensive income is the full unrecognized net loss. The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into periodic benefit cost for 2007 is $.1 million. There is no prior service cost to be amortized in the future.
The incremental effect of applying FASB Statement No. 158 on individual line items in the statement of financial position is as follows:

	December 31, 2006
	Before Application		After Application
	of Statement 158	Adjustment	of Statement 158
Deferred income taxes	$3,790	$1,355	$5,145
Total assets	169,608	1,355	170,963
Unfunded pension obligation	301	3,681	3,982
Accumulated other comprehensive loss	(10,758)	(2,326)	(13,084)
Total shareholders’ equity	133,259	(2,326)	130,933
Total liabilities and shareholders’ equity	169,608	1,355	170,963
     Expense for defined contribution plans was $3.7 million in 2006, $3 million in 2005, and $2.8 million in 2004.
Note D — Debt and Credit Arrangements

	December 31
	2006	2005
Short-term debt
Secured Notes
Chinese Rmb denominated at 5.4% in 2006 (5.58% in 2005)	$385	$496
Thailand Baht denominated at 6.08% in 2006 (6.15% in 2005)	3,353	660

Current portion of long-term debt	2,157	4,806

Total short-term debt	5,895	5,962

Long-term debt
Australian dollar denominated term loans (A$4,967), at 5.83 to 6.54% (5.56 to 5.88% in 2005), due 2008 and 2013, secured by land and building	3,910	2,730
Australian dollar denominated term loans (A$2,594) at 6.50 to 7.00% in 2005, due 2006	—	1,889
Australian dollar denominated capital loan (A$1,137) at 6.80% (6.80% in 2005), due 2007 and 2009	451	285
Brazilian Reais denominated term loan (R$848) at 15.30% in 2005, due 2006	—	24

Total long-term debt	4,361	4,928
Less current portion	(2,157)	(4,806)

	2,204	122

Total debt	$8,099	$6,084

     A domestic revolving credit agreement makes $20 million available to the Company at an interest rate of money market plus .875%. At December 31, 2006, the interest rate on the revolving credit agreement was 6.1875%. However, there was no debt outstanding at December 31, 2006 on the revolving credit agreement. The Company paid less than $.1 million in commitment fees on the revolving credit agreement during 2006. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At December 31, 2006, the Company was in compliance with these covenants.
     Aggregate maturities of long-term debt during the next five years are as follows: $2.2 million for 2007, $.8 million for 2008, $.4 million for 2009, $.3 million for 2010 and 2011.
     Interest paid was $.5 million in 2006 and $.4 million in 2005 and 2004.

Note E — Leases
     The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment, office equipment and computer equipment. Rental expense was $1.3 million in 2006 and 2005, and $1.2 million in 2004. Future minimum rental commitments having non-cancelable terms exceeding one year are $1 million in 2007, $.9 million in 2008 and 2009, $.8 million in 2010 and 2011, and an aggregate $11.3 million thereafter. One such lease is for our aircraft with a lease commitment through April 2012. Under the terms of the lease, we maintain the risk for the residual value in excess of the market value of the aircraft. At the present time, we believe our risks, if any, to be immaterial because the estimated market value of the aircraft approximates its residual value.
     The Company has commitments under capital leases for equipment. Future minimum rental commitments for capital leases are $.3 million in 2007, $.2 million in 2008, and less than $.1 million thereafter. The imputed interest for the capital leases is less than $.1 million.
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
     The components of income tax expense for the years ended December 31 are as follows:

	2006	2005	2004
Current
Federal	$1,361	$3,330	$3,084
Foreign	4,592	3,621	2,372
State and local	221	407	343

	6,174	7,358	5,799

Deferred
Federal	(263)	(612)	(462)
Foreign	(365)	(234)	(66)
State and local	(30)	8	(3)

	(658)	(838)	(531)

	$5,516	$6,520	$5,268

     The differences between the provision for income taxes at the U.S. statutory rate and the tax shown in the Statements of Consolidated Operations for the years ended December 31 are summarized as follows:

	2006	2005	2004
Statutory Federal Tax Rate	34%	35%	35%

Federal tax at statutory rate	$5,976	$6,477	$6,407
State and local taxes, net of federal benefit	164	269	224
Non-deductible expenses	109	196	141
Foreign earnings and related tax credits	47	(521)	(147)
Non-U.S. tax rate variances	(132)	(173)	(298)
Capital gain on the sale of foreign joint venture	—	—	(173)
Valuation allowance	(527)	343	(759)
Tax credits	(168)	(175)	(168)
Other, net	47	104	41

	$5,516	$6,520	$5,268

     The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets (liabilities) at December 31 are as follows:

	2006	2005
Deferred tax assets:
Accrued compensation and benefits	$1,033	$1,073
Depreciation and other basis differences	445	716
Inventory valuation reserves	1,543	1,234
Allowance for doubtful accounts	207	166
Benefit plans reserves	1,611	632
Foreign tax credits	4,235	4,364
NOL carryforwards	648	694
Other accrued expenses	1,158	943

Gross deferred tax assets	10,880	9,822
Valuation allowance	(2,119)	(2,646)

Net deferred tax assets	8,761	7,176

Deferred tax liabilities:
Depreciation and other basis differences	(1,128)	(1,104)
Undistributed foreign earnings	(81)	—
Inventory	(89)	(133)
Prepaid expenses	(96)	(123)
Other	(22)	(43)

Net deferred tax liabilities	(1,416)	(1,403)

Net deferred tax assets	$7,345	$5,773

	2006	2005
Change in net deferred tax assets:
Deferred income tax benefit	$658	$838
Items of other comprehensive income	914	182

Total change in net deferred tax assets	$1,572	$1,020

     Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards.

     At December 31, 2006, the Company had $4.2 million of foreign tax credit carryforwards that will expire in 2014. At December 31, 2006, the Company had $.4 million state and $.2 million foreign operating loss carryforwards, which will expire in 2009 through 2021. The Company has established a valuation allowance to record its deferred tax assets at an amount that is more likely than not to be realized. The valuation allowance of $2.1 million at December 31, 2006, relates to foreign tax credits and loss carryforwards that may expire before being realized. The net reduction in the valuation allowance was $.5 million in 2006. In 2005, the net increase in the valuation allowance was $.3 million, resulting from a $1.2 million increase in foreign tax credits available, a net increase on the valuation allowance of $.2 million for other activity, and a $1.1 million decrease due to a reassessment of utilizable foreign tax credits.
     As of December 31, 2006, the Company has established a deferred tax liability of $.1 million associated with its plans to repatriate approximately $2.4 million of its undistributed foreign earnings. Upon repatriation, the associated U.S. income taxes will be fully offset by foreign tax credit carryforwards. The Company has not provided for U.S. income taxes or foreign witholding taxes on the remaining undistributed earnings of its foreign subsidiaries, which are considered to be permanently reinvested. The amount of such earnings is approximately $47.5 million at December 31, 2006. These earnings would be taxable upon the sale or liquidation of these foreign subsidiaries, or upon the remittance of dividends. While the measurement of the unrecognized U.S. income taxes with respect to these earnings is not practicable, foreign tax credits would be available to offset some or all of any portion of such earnings that are remitted as dividends.
     In accordance with the applicable tax laws in China, the Company was entitled to a preferential tax rate of 0% for the first two profit making years after utilization of any tax loss carryforwards, which may be carried forward for five years; and a 50% tax reduction for the succeeding three years beginning in 2003. The favorable aggregate tax and per share effect was less than $.1 million, or less than $.01 per share, for 2005 and 2004.
     Income taxes paid, net of refunds, were approximately $5.3 million in 2006, $7.6 million in 2005, and $7.3 million in 2004.
Note G -Stock Options
     The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At December 31, 2006 there were 42,000 shares remaining available for issuance under the Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.
     Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R affects the value of stock options that have been granted and requires the Company to expense share-based payment awards with compensation cost for transactions measured at fair value. The Company adopted the modified-prospective-transition method and accordingly has not restated amounts in prior periods. The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.
     There were no options granted for the year ending December 31, 2006. The fair values for the stock options granted in 2005 and 2004 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004
Risk-free interest rate	4.1%	3.5%
Dividend yield	3.4%	4.6%
Expected life	9 years	10 years
Expected volatility	38.8%	38.9%
     Activity in the Company’s stock option plan for the year ended December 31, 2006 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value
Outstanding at January 1, 2006	140,742	$22.82	7.0	—
Granted	—	—	—	—
Exercised	(9,931)	$14.88	—	$223
Forfeited or expired	—	—	—	—

Outstanding (vested and expected to vest) at December 31, 2006	130,811	$23.43	6.2	$1,649

Exercisable at December 31, 2006	102,811	$20.72	5.6	$1,545

     The weighted –average grant-date fair value of options granted during 2005 and 2004 was $1 2.19 and $5.88, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $.2 million, $.9 million, and less than $.1 million, respectively. The total fair value of stock options vested during the years ended December 31, 2006, 2005 and 2004 was $.3 million, $.1 million, and $.1 million, respectively.
     For the year ended December 31, 2006 the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by $.2 million. The impact on earnings per share was a reduction of $.04 per share, basic and diluted. The total compensation cost related to nonvested awards not yet recognized is expected to be a combined total of $.2 million over a weighted-average period of 1.5 years.
     Activity for nonvested stock options for the year ended December 31, 2006 was as follows:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Nonvested at January 1, 2006	62,500	$9.77
Granted	—
Vested	(34,500)	$9.08
Forfeited	—

Nonvested at December 31, 2006	28,000	$10.61

Note H — Computation of Earnings Per Share

	Year ended December 31
In thousands, except per share data	2006	2005	2004
Numerator
Net income	$12,060	$11,986	$13,037

Denominator
Determination of shares
Weighted average common shares outstanding	5,611	5,725	5,732
Dilutive effect — employee stock options	49	58	57

Diluted weighted average common shares outstanding	5,660	5,783	5,789

Earnings per common share
Basic	$2.15	$2.09	$2.27

Diluted	$2.13	$2.07	$2.25

     For the years ended December 31, 2006 and 2005, 18,000 stock options were excluded from the calculation of earnings per share due to the average market price being lower than the exercise price, and the result would have been anti-dilutive. For the year ended December 31, 2004, no stock options were excluded from the calculation of earnings per share due to the average market price being greater than the exercise price.
Note I — Goodwill and Other Intangibles

	December 31
	2006	2005
Goodwill	$2,726	$2,578
Intangible assets	5,026	5,026

	7,752	7,604
Less accumulated amortization	3,040	2,715

	$4,712	$4,889

     The Company performed its annual impairment test for goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2006, 2005, and 2004, and had determined that no adjustment to the carrying value of goodwill was required. The Company’s only intangible asset with an indefinite life is goodwill, which is included within the foreign segment. The aggregate amortization expense for other intangibles with finite lives, ranging from 10 to 17 years, was $.3 million for the year ended December 31, 2006, and $.4 million for the years ended December 31, 2005 and 2004. Amortization expense is estimated to be $.3 million for 2007, 2008, 2009, 2010 and 2011.
     The following table sets forth the carrying value and accumulated amortization of intangibles, including the effect of foreign currency translation, by segment at December 31, 2006 and 2005:

	As of December 31, 2006			As of December 31, 2005
	Domestic	Foreign	Total	Domestic	Foreign	Total
Amortized intangible assets
Gross carrying amount — patents and other intangibles	$4,947	$79	$5,026	$4,947	$79	$5,026
Accumulated amortization — patents and other intangibles	(2,423)	(57)	(2,480)	(2,108)	(47)	(2,155)

Total	$2,524	$22	$2,546	$2,839	$32	$2,871

     The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005, is as follows:

Balance at January 1, 2005	$2,130
Currency translation	(112)

Balance at December 31, 2005	2,018

Currency translation	148

Balance at December 31, 2006	$2,166

Note J — Business Segments
     The Company designs, manufactures and sells hardware employed in the construction and maintenance of telecommunication, energy and other utility networks. Principal products include cable anchoring and control hardware, splice enclosures and devices which are sold primarily to customers in North and South America, Europe, South Africa and Asia Pacific.
     The Company’s segments are based on the way management makes operating decisions and assesses performance. The Company’s operating segments are domestic and foreign operations. The accounting policies of the operating segments are the same as those described in Note A in the Notes To Consolidated Financial Statements. For the year ending December 31, 2006, the Company’s Brazilian operation accounted for 11%, and its Australian operation accounted for 12% of the Company’s consolidated net sales and assets. For the year ending December 31, 2005, its Australian operation accounted for 11% of the Company’s consolidated net sales and assets. No individual foreign operation accounted for 10% or more of the Company’s consolidated net sales or assets for the year ended December 31, 2004. It is not practical to present revenues by product line by segments.
     Operating segment results are as follows for the year ended December 31:

	2006	2005	2004
Net sales
Domestic	$111,439	$115,348	$107,070
Foreign	105,498	90,456	76,042

Total net sales	$216,937	$205,804	$183,112

Intersegment sales
Domestic	$5,618	$6,203	$5,780
Foreign	4,417	3,070	2,322

Total intersegment sales	$10,035	$9,273	$8,102

Operating income
Domestic	$4,945	$8,923	$8,742
Foreign	11,772	8,968	7,085

	16,717	17,891	15,827

Interest income
Domestic	927	562	140
Foreign	567	541	556

	1,494	1,103	696

Interest expense
Domestic	(31)	(43)	(39)
Foreign	(533)	(336)	(390)

	(564)	(379)	(429)
Other expense	(71)	(109)	(145)

Income before income taxes and equity in net income of joint ventures	$17,576	$18,506	$15,949

Expenditure for long-lived assets
Domestic	$5,675	$3,989	$3,815
Foreign	4,523	3,748	2,372

	$10,198	$7,737	$6,187

Depreciation and amortization
Domestic	$4,939	$4,660	$5,113
Foreign	2,599	2,554	2,272

	$7,538	$7,214	$7,385

Identifiable assets
Domestic	$85,925	$93,132
Foreign	85,038	75,415

Total assets	$170,963	$168,547

Long-lived assets
Domestic	$32,377	$32,003
Foreign	27,905	24,091

	$60,282	$56,094

     Transfers between geographic areas are above cost and consistent with rules and regulations of governing tax authorities.

Note K — Related Party Transactions
     The Company, upon the approval of the Audit Committee of the Board of Directors, purchased from the estate of Jon R. Ruhlman Lot 61 at the Champions Golf and Country Club in Rogers, Arkansas, at a price of $275,000. The price was determined based on the appraisal of Lot 61 and the fair market price in which the Company had sold a comparable lot. The Company owned four other lots in this development and considered Lot 61 more attractive than any of the lots owned by the Company, which are listed for resale. Jon R. Ruhlman was the previous Chairman of the Company’s Board of Directors and the late husband of Barbara P. Ruhlman and late father of Robert G. Ruhlman and Randall M. Ruhlman, all of whom are members of the Board of Directors. The purchase was consummated pursuant to an Agreement of Purchase and Sale between the Company and Estate of Jon R. Ruhlman and Mrs. Ruhlman, Executrix, dated January 30, 2006.
     On September 8, 2006, the Company, upon the approval of the Audit Committee of the Board of Directors and the Board of Directors, purchased 365,311 Common Shares of the Company from Barbara P. Ruhlman at a price per share of $31.48. The Audit Committee, which is comprised solely of independent directors, acted as a special committee of the Board of Directors in connection with the review of the transaction with Mrs. Ruhlman. In connection with its review, the Audit Committee engaged an investment banking firm to serve as its financial advisor. Barbara P. Ruhlman is a member of the Company’s Board of Directors and the mother of Robert G. Ruhlman and Randall M. Ruhlman, both of whom are also members of the Board of Directors. The purchase was consummated pursuant to a Shares Purchase Agreement between the Company and Mrs. Ruhlman, as trustee, under trust agreement dated February 16, 1985, dated September 9, 2006.
     The Company is a sponsor of Ruhlman Motorsports. Ruhlman Motorsports is owned by Randall M. Ruhlman, a director of the Company, and by his wife. In 2006, 2005 and 2004 the Company paid sponsorship fees of $950,000, $658,000, and $658,000, respectively, to Ruhlman Motorsports. In addition, in 2005 and 2004 the Company’s Canadian subsidiary, Preformed Line Products (Canada) Ltd., paid $101,000, and $106,000, respectively, to Ruhlman Motorsports in sponsorship fees.
Note L — Investment in Foreign Joint Venture
     During the third quarter of 2004 the Company sold its 49% ownership minority interest in its joint venture, Japan PLP Co. Ltd., which had been accounted for by the equity method. Proceeds of the sale were approximately $1.9 million, and the transaction resulted in a pretax gain of $2.3 million, which included the reversal of $1.7 million in cumulative translation adjustment related to the equity investment. The entire amount of the proceeds was taxable resulting in a tax of $.6 million and therefore reduced the gain to $1.7 million after-tax. Dividends received from this joint venture totaled $2.1 million in 2004.
     Summarized financial information for the Company’s equity-basis investment in Japan PLP Co. Ltd. was as follows for the year ended March 31, 2004:

Income statement information:
Revenues	$11,448
Gross profit	4,042
Operating income	1,245
Net income	693

Financial position information:
Current assets	7,253
Noncurrent assets	4,355
Current liabilities	3,118
Noncurrent liabilities	1,719
Net worth	6,771
Note M — Quarterly Financial Information (unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
2006
Net sales	$52,635	$56,098	$56,439	$51,765
Gross profit	16,471	18,446	18,762	16,126
Income before income taxes	3,579	5,385	6,021	2,591
Net income	2,484	3,545	3,999	2,032
Net income per share, basic	0.43	0.62	0.71	0.38
Net income per share, diluted	0.43	0.61	0.70	0.38

2005
Net sales	$50,772	$52,692	$55,614	$46,726
Gross profit	16,627	17,417	19,259	14,117
Income before income taxes	5,271	5,477	6,708	1,050
Net income	3,228	3,696	4,179	883
Net income per share, basic	0.56	0.65	0.73	0.15
Net income per share, diluted	0.56	0.64	0.72	0.15
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9A. Controls and Procedures
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Vice President of Finance and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Vice President of Finance and Treasurer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.
     Management’s report on internal control over financial reporting and the attestation report of the independent registered public accounting firm regarding our internal control over financial reporting is provided in Item 8 of this report.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Item 9B. Other Information
     None
Part III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this Item 10 is incorporated by reference to the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held April 23, 2007 (the “Proxy Statement”). Information relative to executive officers of the Company is contained in Part I of this Annual Report of Form 10-K. The Company has adopted a code of conduct. A copy of the code of conduct can be obtained from our Internet site at http://www.preformed.com in our About Us section.

Item 11. Executive Compensation
     The information set forth under the caption “Director and Executive Officer Compensation” in the Proxy Statement is incorporated herein by reference.
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
Item 13. Certain Relationships and Related Transactions
     The information set forth under the captions “Transactions with Related Persons” and “Election of Directors” in the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
     The information set forth under the captions “Independent Auditors”, “Audit Fees”, “Audit-Related Fees”, “Tax Fees” and “All Other Fees” in the Proxy Statement is incorporated herein by reference.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedule

Page	Financial Statements
30	Consolidated Balance Sheets
31	Statements of Consolidated Operations
32	Statements of Consolidated Cash Flows
33	Statements of Consolidated Shareholders’ Equity
34	Notes to Consolidated Financial Statements

Page	Schedule
55	II — Valuation and Qualifying Accounts
(b)	Exhibits

Exhibit
Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

4	Description of Specimen Share Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated February 7, 2006 regarding sponsorship of racing car, filed herewith.

Exhibit
Number	Exhibit
10.2	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.3	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.4	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).

10.5	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.6	Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).

10.7	Amendment to the Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.8	Retirement Agreement between R. Jon Barnes and Preformed Line Products Company dated April 14, 2004, (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).

10.9	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).

10.10	Retirement Agreement between Robert C. Hazenfield and Preformed Line Products Company dated December 19, 2005, filed herewith.

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

21	Subsidiaries of Preformed Line Products Company (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company

March 15, 2007	/s/ Robert G. Ruhlman Robert G. Ruhlman
Chairman, President and Chief Executive Officer

March 15, 2007	/s/ Eric R. Graef Eric R. Graef
Vice President Finance and Treasurer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 15, 2007	/s/ Robert G. Ruhlman Robert G. Ruhlman
Chairman, President and Chief Executive Officer

March 15, 2007	/s/ Frank B. Carr

Frank B. Carr
Director

March 15, 2007	/s/ John D. Drinko

John D. Drinko
Director

March 15, 2007	/s/ Barbara P. Ruhlman

Barbara P. Ruhlman
Director

March 15, 2007	/s/ Randall M. Ruhlman

Randall M. Ruhlman
Director

March 15, 2007	/s/ John P. O’Brien

John P. O’Brien
Director

March 15, 2007	/s/ Glenn E. Corlett

Glenn E. Corlett
Director

PREFORMED LINE PRODUCTS COMPANY
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2006, 2005 and 2004
(In Thousands)

	Balance at	Additions charged		Other additions	Balance
	beginning	to costs and		or deductions	at end of
For the year ended December 31, 2006:	of period	expenses	Deductions	(a)	period
Allowance for doubtful accounts	$616	$419	$(289)	$16	$762
Product return reserve	173	742	(468)	—	447
Inventory reserve	3,185	1,906	(834)	76	4,333
Accrued product warranty	10	82	(10)	—	82

	Balance at	Additions charged			Balance
	beginning	to costs and		Other additions	at end of
For the year ended December 31, 2005:	of period	expenses	Deductions	or deductions	period
Allowance for doubtful accounts	$2,396	$85	$(1,874)	$9	$616
Product return reserve	71	102	—	—	173
Inventory reserve	3,093	603	(607)	96	3,185
Accrued product warranty	177	26	(204)	11	10

	Balance at	Additions charged			Balance
	beginning	to costs and		Other additions	at end of
For the year ended December 31, 2004:	of period	expenses	Deductions	or deductions	period
Allowance for doubtful accounts	$2,463	$190	$(386)	$129	$2,396
Product return reserve	123	(52)	—	—	71
Inventory reserve	3,013	1,066	(985)	(1)	3,093
Accrued product warranty	202	53	(78)	—	177

(a)	Other additions or deductions relate to translation adjustments.

Exhibit Index

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

4	Description of Specimen Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated February 7, 2006 regarding sponsorship of racing car, filed herewith.

10.2	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.3	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.4	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).

10.5	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.6	Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).

10.7	Amendment to the Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.8	Retirement Agreement between R. Jon Barnes and Preformed Line Products Company dated April 14, 2004, (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).

10.9	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option Agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).

10.10	Retirement Agreement between Robert C. Hazenfield and Preformed Line Products Company dated December 19, 2005 (incorporated by reference to the Company's 10-K filing for the year ended December 31, 2005).

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

21	Subsidiaries of Preformed Line Products Company (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.