Form 10-Q
period 2007-03-31
PREFORMED LINE PRODUCTS CO
filed 2007-05-10
CIK 80035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of May 7, 2007: 5,365,477.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our independent registered public accounting firm has not completed its review of our interim financial statements included in this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X. The Company is cooperating fully to ensure that the review of the Company’s quarterly financial statements by the Company’s independent registered public accounting firm is completed as quickly as possible.

PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
Thousands of dollars, except share data	2007	2006
ASSETS
Cash and cash equivalents	$21,392	$29,949
Accounts receivable, less allowances of $1,088 ($1,209 in 2006)	38,336	30,029
Inventories — net	44,183	40,415
Deferred income taxes	3,380	2,528
Prepaids and other	4,760	2,504

TOTAL CURRENT ASSETS	112,051	105,425

Property and equipment — net	54,016	52,810
Deferred income taxes	3,914	5,145
Goodwill — net	4,793	2,166
Patents and other intangibles — net	2,465	2,546
Other assets	2,653	2,760

TOTAL ASSETS	$179,892	$170,852

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to banks	$4,816	$3,738
Current portion of long-term debt	2,168	2,157
Trade accounts payable	14,865	11,606
Accrued compensation and amounts withheld from employees	6,218	5,556
Accrued expenses and other liabilities	4,865	4,225
Accrued profit-sharing and other benefits	2,332	3,596
Dividends payable	1,072	1,072
Income taxes	1,041	1,129

TOTAL CURRENT LIABILITIES	37,377	33,079

Long-term debt, less current portion	1,740	2,204
Deferred income taxes	639	439
Unfunded pension liabilities	4,185	3,982
Unrecognized tax benefits	1,875	—
Other non-current liabilities	375	—

SHAREHOLDERS’ EQUITY
Common shares — $2 par value, 15,000,000 shares authorized, 5,358,437 and 5,360,259 issues and outstanding, net of 367,333 and 365,311 treasury shares at par, respectively	10,717	10,721
Paid in capital	1,629	1,562
Retained earnings	133,686	131,949
Accumulated other comprehensive loss	(12,331)	(13,084)

TOTAL SHAREHOLDERS’ EQUITY	133,701	131,148

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$179,892	$170,852

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three month periods ended March 31,
In thousands, except per share data	2007	2006
Net sales	$56,531	$52,635
Cost of products sold	37,623	36,164

GROSS PROFIT	18,908	16,471

Costs and expenses
Selling	5,963	5,767
General and administrative	5,816	5,796
Research and engineering	1,946	1,873
Other operating expenses — net	186	61

	13,911	13,497

Royalty income — net	381	346

OPERATING INCOME	5,378	3,320

Other income (expense)
Interest income	305	402
Interest expense	(165)	(102)
Other expense — net	(6)	(19)

	134	281

INCOME BEFORE INCOME TAXES	5,512	3,601

Income taxes	1,794	1,102

NET INCOME	$3,718	$2,499

Net income per share — basic	$0.69	$0.44

Net income per share — diluted	$0.69	$0.43

Cash dividends declared per share	$0.20	$0.20

Weighted average number of shares outstanding — basic	5,360	5,731

Weighted average number of shares outstanding — diluted	5,406	5,792

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Three Month Periods Ended March 31,
Thousands of dollars	2007	2006
OPERATING ACTIVITIES
Net income	$3,718	$2,499
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	1,816	1,669
Deferred income taxes	558	(132)
Stock based compensation expense	64	74
Net investment in life insurance	124	—
Other — net	32	(3)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(8,681)	(7,300)
Inventories	(2,335)	(43)
Trade accounts payables and accrued liabilities	2,371	636
Income taxes	269	331
Other — net	(709)	(841)

NET CASH USED IN OPERATING ACTIVITIES	(2,773)	(3,110)

INVESTING ACTIVITIES
Capital expenditures	(2,054)	(2,899)
Business acquisitions, net of cash received	(2,550)	—
Proceeds from the sale of property and equipment	22	15

NET CASH USED IN INVESTING ACTIVITIES	(4,582)	(2,884)

FINANCING ACTIVITIES
Increase in notes payable to banks	460	—
Proceeds from the issuance of long-term debt	—	2,534
Payments of long-term debt	(550)	(2,160)
Dividends paid	(1,072)	(1,147)
Issuance of common shares	3	10
Purchase of common shares for treasury	(68)	(641)

NET CASH USED IN FINANCING ACTIVITIES	(1,227)	(1,404)

Effects of exchange rate changes on cash and cash equivalents	25	249

Decrease in cash and cash equivalents	(8,557)	(7,149)

Cash and cash equivalents at beginning of year	29,949	39,592

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,392	$32,443

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Tables in thousands, except per share data
NOTE A – BASIS OF PRESENTATION
The accompanying unaudited financial statements of Preformed Line Products Company (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. However, the Company‘s independent registered public accounting firm has not completed its timely review of our interim financial statements included in this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X. These consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain amounts in the prior year financial statements have been adjusted for the retrospective application of Financial Accounting Standards Board (FASB) Staff Position AUG AIR – 1, “Accounting for Planned Major Maintenance Activities,” and the beginning of the year retained earnings has been reduced for the cumulative effect of adopting FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” (see Note H). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.
The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s Form 10-K for 2006 filed with the Securities and Exchange Commission.
NOTE B – OTHER FINANCIAL STATEMENT INFORMATION
Inventories

	March 31,	December 31,
	2007	2006
Finished goods	$18,104	$17,044
Work-in-process	2,506	1,844
Raw material	27,382	25,431

	47,992	44,319
Excess of current cost over LIFO cost	(3,809)	(3,904)

	$44,183	$40,415

Property and equipment
Major classes of property, plant and equipment are stated at cost and were as follows:

	March 31,	December 31,
	2007	2006
Land and improvements	$8,577	$8,422
Buildings and improvements	42,306	41,941
Machinery and equipment	101,339	101,339
Construction in progress	4,159	2,629

	156,381	154,331
Less accumulated depreciation	102,365	101,521

	$54,016	$52,810

Comprehensive Income
The components of comprehensive income are as follows:

	Three month periods ended March 31,
	2007	2006
Net income	$3,718	$2,499
Other comprehensive income:
Foreign currency adjustments	753	527

Comprehensive income	$4,471	$3,026

Guarantees

Product warranty balance at January 1, 2007	$82
Additions charged to Cost of products sold	2
Deductions	(20)

Product warranty balance at March 31, 2007	$64

Legal Proceedings
From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.
NOTE C – PENSION PLANS
Net periodic benefit cost for the Company’s domestic plan included the following components:

	Three month periods ended March 31,
	2007	2006
Service cost	$177	$181
Interest cost	235	214
Expected return on plan assets	(235)	(205)
Recognized net actuarial loss	26	55

Net periodic benefit cost	$203	$245

The first quarterly contribution was made on April 13, 2007 in the amount of $.1 million. The Company presently anticipates contributing an additional $.2 million to fund its pension plan in 2007 for a total of $.3 million.
NOTE D – COMPUTATION OF EARNINGS PER SHARE

	Three month periods ended March 31,
	2007	2006
Numerator
Net income	$3,718	$2,499

Denominator
Determination of shares
Weighted average common shares outstanding	5,360	5,731
Dilutive effect — employee stock options	46	61

Diluted weighted average common shares outstanding	5,406	5,792

Earnings per common share
Basic	$0.69	$0.44

Diluted	$0.69	$0.43

NOTE E – GOODWILL AND OTHER INTANGIBLES
The Company performed its annual impairment test for goodwill pursuant to SFAS No. 142, “Goodwill and Intangible Assets”, as of January 2007 and had determined that no adjustment to the carrying value of goodwill was required. The Company’s only intangible asset with an indefinite life is goodwill. The aggregate amortization expense for other intangibles with finite lives for each of the three-months ended March 31, 2007 and 2006 was $.1 million. Amortization expense is estimated to be $.3 million annually for 2007 through 2011.
The following table sets forth the carrying value and accumulated amortization of intangibles, including the effect of foreign currency translation, by segment at March 31, 2007:

	Domestic	Foreign	Total
Amortized intangible assets
Gross carrying amount — patents and other intangibles	$4,947	$79	$5,026
Accumulated amortization — patents and other intangibles	(2,502)	(59)	(2,561)

Total	$2,445	$20	$2,465

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2007, is as follows:

Balance at January 1, 2007	$2,166
Additions	2,565
Currency translation	62

Balance at March 31, 2007	$4,793

NOTE F – STOCK OPTIONS
The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At March 31, 2007 there were 27,000 shares remaining available for issuance under the Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

There were 15,000 options granted during the three months ended March 31, 2007. There were no options granted during the three months ended March 31, 2006. The fair value for the stock options granted in 2007 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2007
Risk-free interest rate	4.3%
Dividend yield	3.1%
Expected life	6
Expected volatility	40.7%
Activity in the Company’s stock option plan for the three months ended March 31, 2007 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value
Outstanding at January 1, 2007	130,811	$23.43
Granted	15,000	$35.50
Exercised	(200)	$15.13
Forfeited	—

Outstanding (vested and expected to vest) at March 31, 2007	145,611	$21.02	6.4	$1,747

Exercisable at March 31, 2007	102,611	$20.73	5.4	$1,620

The weighted–average grant-date fair value of options granted during 2007 was $11.76. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $4 thousand and $17 thousand, respectively. There were no stock options that vested during the three months ended March 31, 2007 and 2006.
For the three months ended March 31, 2007 and 2006, the Company recorded compensation expense related to the stock options recognized over the requisite service period, reducing income before taxes and net income by $.1 million. For the three months ended March 31, 2007 and 2006, the impact on earnings per share was a reduction of $.01 per share, basic and diluted. The total compensation cost related to nonvested awards not yet recognized at March 31, 2007 is expected to be a combined total of $.3 million over a weighted-average period of 2 years.
Activity for nonvested stock options for the three months ended March 31, 2007 was as follows:

		Weighted-
		average grant-
	Number of	date fair value
	Shares	per share
Nonvested at January 1, 2007	28,000	$10.61
Granted	15,000	$11.76
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2007	43,000	$11.01

NOTE G –RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement of Financial Account Standards (SFAS) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard does not require new fair value measurements; however the application of this standard may change current practice for an entity. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal periods. The Company is evaluating the impact this standard will have on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment to FASB No. 115.” This standard permits entities to measure certain financial assets and liabilities at fair value. The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair values option has been elected at each subsequent reporting period. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This standard is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is evaluating the impact this standard will have on its consolidated financial statements.
NOTE H – NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income taxes” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company starting January 1, 2007.
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $.8 million increase in the liability for unrecognized tax benefits which was accounted for as a reduction in retained earnings. The total amount of unrecognized tax benefits, including the accrual for interest and penalties, as of the date of adoption was $1.8 million, all of which would affect the effective tax rate if recognized.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes. The Company had $.1 million accrued for the payment of interest and penalties at December 31, 2006. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest and penalties to $.2 million.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2003.
The Company does not expect that the unrecognized tax benefit will change significantly within the next twelve months.
In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This staff position amends certain provisions in the AICPA Industry Audit Guide, Audits of Airlines (Airline Guide), and APB No. 28, Interim Financial Reporting. This staff position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company adopted the direct expense method effective January 1, 2007, and has retrospectively applied this new accounting principle to prior periods.
The cumulative effect of the retrospective application of the new accounting principle to the carrying value of assets and liabilities and the offsetting adjustment to opening January 1, 2006 retained earnings was a decrease in deferred tax assets of $.1 million, a decrease in accrued liabilities of $.3 million and an increase in beginning retained earnings of $.2 million. The effect on the results of operations for the quarter ended March 31, 2006 was an increase to net income of $15 thousand in our domestic segment.

NOTE I – BUSINESS SEGMENTS

	Three month periods ended March 31,
	2007	2006
Net sales
Domestic	$32,041	$27,961
Foreign	24,490	24,674

Total net sales	$56,531	$52,635

Intersegment sales
Domestic	$1,698	$1,494
Foreign	1,667	808

Total intersegment sales	$3,365	$2,302

Operating income
Domestic	$2,369	$916
Foreign	3,009	2,404

	5,378	3,320

Interest income
Domestic	185	242
Foreign	120	160

	305	402

Interest expense
Domestic	(35)	(6)
Foreign	(130)	(96)

	(165)	(102)
Other expense — net	(6)	(19)

Income before income taxes	$5,512	$3,601

	March 31,	December 31,
	2007	2006
Identifiable assets
Domestic	$88,641	$85,814
Foreign	91,251	85,038

Total assets	$179,892	$170,852

NOTE J – BUSINESS COMBINATIONS
On March 22, 2007, the Company entered into and closed a Stock Purchase Agreement (Agreement) for $3 million, subject to a holdback of $.4 million, acquiring all of the issued and outstanding shares of Direct Power and Water Corporation (DPW), a New Mexico company that designs and installs solar systems and manufactures mounting hardware, battery, and equipment enclosures. The hold back of $.4 million is to be held as security for any liability of the sellers pursuant to the indemnity obligations set forth in the Agreement. Depending on the post-closing performance of DPW, certain earn out consideration may be paid for the three years following the closing.
The Company’s consolidated balance sheet as of March 31, 2007 reflects the acquisition of DPW under the purchase method of accounting. The Company recorded various assets acquired and liabilities assumed, primarily the working capital accounts of DPW. The allocation of the purchase price has not yet been finalized as the valuation of inventories, long lived assets and intangibles is not yet completed. The purchase price allocation remains subject to revision.
The preliminary value of assets acquired and liabilities assumed in connection with the DPW acquisition as of March 31, 2007 is as follows:

Preliminary Value
of Net Assets
Acquired
Cash	$75
Accounts receivable	475
Inventories	697
Prepaids and other	5
Property and equipment	223
Goodwill	2,565

Total assets	4,040

Notes payable to bank	244
Trade accounts payable	492
Accrued compensation and amounts withheld from employees	31
Accrued expenses and other liabilities	20
Deferred income taxes	132
Income taxes payable	121

Total liabilities	1,040

Increase in net assets from acquisition	$3,000

Annualized unaudited 2006 net revenues of DPW were approximately $7.1 million. The Company will begin including the results of DPW in its consolidated financial statements in April 2007. The reported results of operations are not materially different from the proforma amounts that would include the impact of the acquisition from the beginning of the periods presented. DPW is included in the domestic segment.
NOTE K – SUBSEQUENT EVENTS
On April 22, 2007, the Company entered into a Stock Purchase Agreement to acquire approximately 84% of the issued and outstanding shares of Belos SA (“Belos”), a joint stock company located in Bielsko – Biala, Poland, for $6 million, subject to a holdback of $1 million. Belos is a manufacturer and supplier of fittings and equipment for low, medium and high voltage power networks and mining applications in its domestic and export markets. The closing of this agreement is contingent upon clearance from the Polish Minister of Internal Affairs and Administration as required under the Act on Acquisition of Real Estates by Foreigners of 20 March 1920, which is expected to take eight weeks. Depending on the post-closing performance of Belos, certain earn out consideration may be paid for the year following the closing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
Our net sales for the quarter ended March 31, 2007 increased 7% and gross profit increased 15% compared to the same period in 2006. Net sales increased as a result of increased domestic sales coupled with the favorable impact of the conversion of local currencies to U.S. dollars partially offset by a decrease in sales within our South American and European markets. Gross profit increased as a result of increased sales while manufacturing fixed costs remained relatively unchanged. The increased gross profit partially offset by a 3% increase in costs and expenses resulted in an increase in net income of 49%, or $.26 per diluted share, when compared to the same period in 2006.
THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006
For the three months ended March 31, 2007, net sales were $56.5 million, an increase of $3.9 million, or 7%, from the same period in 2006. Domestic net sales increased $4.1 million, or 15%. The increase in domestic net sales was due primarily to sales increases in the domestic energy markets. We anticipate the domestic energy market to show continued strength for the remainder of 2007 as long as the general economy remains strong. Our first quarter net sales in the domestic telecommunications market increased 7% while our net sales in the data communications market decreased 13%. We expect an increase in demand for our communication products for the remainder of 2007 as a result of increasing investments by cable television companies to defend their market share as well as the investment by communication companies in Fiber-to-the-Premises (FTTP) installations. Foreign net sales of $24.5 million decreased $.2 million, or 1%. Foreign net sales were favorably impacted by $1 million when converted to U.S. dollars as a result of the weaker U.S. dollar compared to certain foreign currencies when compared to the first quarter 2006 conversion rates. Excluding the effect of currency conversion, foreign net sales decreased $1.2 million primarily as a result of decreased sales in the energy markets in Latin America and Europe. Despite our first quarter foreign net sales not being at levels anticipated, we expect that growth in the energy markets will continue for the foreseeable future not only as new construction projects are added in developing markets but also due to the need to rebuild and refurbish much of the foreign energy transmission and distribution infrastructure in developed countries.
Gross profit of $18.9 million for the three months ended March 31, 2007 increased $2.4 million, or 15%, compared to the same period in 2006. Domestic gross profit of $9.8 million increased $1.6 million, or 20%. Domestic gross profit increased $1.2 million due to increased net sales and $.4 million as a result of lower per unit manufacturing cost being realized as a result of higher production volumes when compared to 2006. Foreign gross profit of $9.1 million increased $.8 million, or 10%. Foreign gross profit increased $.7 million due to a $.4 million adjustment to cost of sales as a result of an adjustment to correct a certain inventory reserve balance, lower fixed manufacturing expenses and a $.3 million favorable impact resulting from converting native currency to U.S. dollars partially offset by the decrease in gross profits due to lower foreign net sales. We expect continued pressure on gross profit percentage as a result of the anticipated increases in our raw material costs. However, we expect the use of alternative new materials and a new production process to partially offset this impact.
Effective January 1, 2007, we applied FASB Staff Position AUG AIR – 1 retrospectively. As a result, domestic general and administrative cost and expenses for the three months ended March 31, 2006 were decreased by $22 thousand.
Costs and expenses of $13.9 million for the three month period ended March 31, 2007 increased $.4 million, or 3%, compared to the previous year, as summarized in the following table:

				%
			Increase	Increase
thousands of dollars	2007	2006	(decrease)	(decrease)
Costs and expenses
Domestic:
Selling	$4,072	$3,963	$109	3%
General and administrative	3,282	3,310	(28)	-1%
Research and engineering	1,297	1,312	(15)	-1%
Other operating expense — net	176	—	176	NM

	$8,827	$8,585	$242	3%

Foreign:
Selling	$1,891	$1,804	$87	5%
General and administrative	2,534	2,508	26	1%
Research and engineering	649	561	88	16%
Other operating expense — net	10	61	(51)	NM

	$5,084	$4,934	$150	3%

	$13,911	$13,519	$392	3%

Domestic costs and expenses of $8.8 million for the three month period ended March 31, 2007 increased $.3 million, or 3%, compared to the same period in 2006. Domestic selling expenses of $4.1 million increased $.1 million primarily as a result of an increase in advertising and promotional expense. General and administrative expenses of $3.3 million and research and engineering expenses of $1.3 million remained relatively unchanged from the same period in 2006. Other operating expense increased $.2 million primarily as a result of an adjustment to the carrying value of certain insurance policies.
Foreign costs and expenses of $5.1 million for the three months ended March 31, 2007 increased $.1 million, or 3%, compared to the same period in 2006. Net of the unfavorable impact on foreign cost and expenses when foreign costs in local currencies were translated into U.S. dollars, foreign costs and expenses remained relatively unchanged from the same period in 2006.
Royalty income — net for the quarter ended March 31, 2007 of $.4 million improved slightly compared to 2006.
Operating income of $5.4 million for the quarter ended March 31, 2007 increased $2.1 million, or 62%, compared to the same period in 2006. This increase was primarily a result of the $2.4 million increase in gross profit partially offset by the $.4 million increase in costs and expenses. Domestic operating income increased $1.5 million compared to the same period in 2006 as a result of the increase in gross profit of $1.6 million and the increase in royalty income being partially offset by a $.3 million increase in costs and expenses. Foreign operating income of $3 million increased $.6 million, compared to the same period in 2006, as a result of the increase in gross profit of $.8 million partially offset by a $.1 million increase in costs and expenses and a $.1 million increase in intercompany royalty expense.
Other income of $.1 million for the three months ended March 31, 2007 decreased $.1 million as a result of a decrease in interest income.
Income taxes for the three months ended March 31, 2007 of $1.8 million increased $.7 million compared to the same period in 2006 as a result of $1.9 million of additional income before taxes. The effective tax rate for the quarter ended March 31, 2007 was 33% compared to 31% in 2006. The effective tax rate for 2007 is lower than the statutory federal rate of 34% due primarily to foreign tax rate differences.
As a result of the preceding items, net income for the three month period ended March 31, 2007 was $3.7 million, or $.69 per diluted share, compared to net income of $2.5 million, or $.43 per diluted share, for the same period in 2006.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
Cash decreased $8.6 million for the three months ended March 31, 2007. Net cash used in operating activities was $2.8 million primarily because accounts receivable increased as a result of higher sales in the quarter compared to year-end. The major investing and financing uses of cash were capital expenditures of $2.1 million, a cash outlay of $2.6 million for a business acquisition and $1.1 million in dividend payments.
Net cash used for investing activities of $4.6 million represents an increase of $1.7 million when compared to the cash used for investing activities in 2006. In March 2007, we acquired all the issued and outstanding shares of Direct Power and Water Corporation (DPW) for an initial cash payment of $2.6 million. Capital expenditures decreased $.8 million in the three months ended March 31, 2007 when compared to the same period in 2006.
Cash used in financing activities was $1.2 million compared to $1.4 million in the previous year. This decrease was primarily a result of lower dividends paid on fewer outstanding shares.
Our current ratio was 3.0 to 1 at March 31, 2007 compared to 3.2 to 1 at December 31, 2006. Our current ratio decreased primarily due to the $4.6 million cash used in the quarter to acquire property and equipment and the acquisition of a business. At March 31, 2007, our unused balance under our main credit facility was $20 million and our bank debt to equity percentage was 7%. Our main revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At March 31, 2007, we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash position, together with our untapped borrowing capacity, provides substantial financial resources. If we were to incur significant indebtedness, we expect to be able to continue to meet liquidity needs under the credit facilities but possibly at an increased cost for interest and commitment fees. We would not increase our debt to a level that we believe would have a material adverse impact upon the results of operations or financial condition.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement of Financial Account Standards (SFAS) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard does not require new fair value measurements; however the application of this standard may change current practice for an entity. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal periods. The Company is evaluating the impact this standard will have on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment to FASB No. 115.” This standard permits entities to measure certain financial assets and liabilities at fair value. The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair values option has been elected at each subsequent reporting period. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This standard is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is evaluating the impact this standard will have on its consolidated financial statements.
NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income taxes” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company starting January 1, 2007.
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $.8 million increase in the liability for unrecognized tax benefits which was accounted for as a reduction in retained earnings. The total amount of unrecognized tax benefits, including the accrual for interest and penalties, as of the date of adoption was $1.8 million, all of which would affect the effective tax rate if recognized.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes. The Company had $.1 million accrued for the payment of interest and penalties at December 31, 2006. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest and penalties to $.2 million.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2003.
The Company does not expect that the unrecognized tax benefit will change significantly within the next twelve months.
In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This staff position amends certain provisions in the AICPA Industry Audit Guide, Audits of Airlines (Airline Guide), and APB No. 28, Interim Financial Reporting. This staff position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company adopted the direct expense method effective January 1, 2007, and has retrospectively applied this new accounting principle to prior periods.
The cumulative effect of the retrospective application of the new accounting principle to the carrying value of assets and liabilities and the offsetting adjustment to opening January 1, 2006 retained earnings was a decrease in deferred tax assets of $.1 million, a decrease in accrued liabilities of $.3 million and an increase in beginning retained earnings of $.2 million. The effect on the results of operations for the quarter ended March 31, 2006 was an increase to net income of $15 thousand in our domestic segment.
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
The Company has no foreign currency forward exchange contracts outstanding at March 31, 2007. The Company does not hold derivatives for trading purposes.
The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $8.7 million at March 31, 2007. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of less than $.1 million for the three-month period ended March 31, 2007.
The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign exchange contracts, foreign denominated receivables, and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $1.5 million and on income before income taxes of less than $.1 million.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Vice President of Finance, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our financial condition or results of operations.
ITEM 1A. RISK FACTORS
There were no material changes from the risk factors previously disclosed in the Company’s 10-K for the fiscal year ended December 31, 2006 filed on March 15, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 15, 2007, the Board of Directors authorized a plan to repurchase up to 200,000 shares of Preformed Line Products Company, superseding any previously authorized plan, including the December 2004 plan. The repurchase plan does not have an expiration date. The following table includes repurchases for the three-month period ending March 31, 2007.

	Company Purchases of Equity Securities
			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that may yet be
	of Shares	Average Price	Publicly Announced	Purchased under the
Period	Purchased	Paid per Share	Plans or Programs	Plans or Programs
January	—	—	—	200,000
February	—	—	—	200,000
March	2,022	$33.63	2,022	197,978

Total	2,022
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
2.1	Stock Purchase Agreement, dated March 22, 2007, by and among the Company and Claudia W. Goodreau, Kevin M. Goodreau, Dora Ely Randall and Jeffrey J. Randall to acquire Direct Power and Water Corporation.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

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
The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:
•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States, Canada, and Western Europe;

•	The effect on the Company’s business resulting from economic uncertainty within Latin American regions;

•	Technology developments that affect longer-term trends for communication lines such as wireless communication;

•	The Company’s success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

•	The rate of progress in continuing to modify the Company’s cost structure to maintain and enhance the Company’s competitiveness;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful in expanding the Company’s product line into new areas;

•	The Company’s ability to identify, complete and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	Changes in significant government regulations affecting environmental compliances;

•	The Company’s ability to compete in the domestic data communication market;

•	The telecommunication market’s continued deployment of Fiber-to-the-Premises;

•	Those factors described under the heading “Risk Factors” on page 12 of the Company’s Form 10-K for the fiscal year ended December 31, 2006 filed on March 15, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2007	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 10, 2007	/s/ Eric R. Graef
Eric R. Graef
Vice President - Finance and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX
2.1	Stock Purchase Agreement, dated March 22, 2007, by and among the Company and Claudia W. Goodreau, Kevin M. Goodreau, Dora Ely Randall and Jeffrey J. Randall to acquire Direct Power and Water Corporation.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.