Form 10-K/A
period 2006-12-31
PREFORMED LINE PRODUCTS CO
filed 2008-01-04
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
Yes ☐   No ☑
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

Explanatory Note
This Form 10-K/A amends our Annual Report on Form 10-K for the period ended December 31, 2006, as filed with the Securities and Exchange Commission on March 15, 2007 (the “Original Filing”). We have restated the accompanying consolidated financial statements to expand our previous two reportable segments (Domestic and Foreign) to seven reportable segments (PLP-USA, SMP, Australia, Brazil, South Africa, Canada and All Other). The following items have been amended as a result of the restatement of our reportable segments:
•	Part I — Item 1. Business

•	Part I — Item 2. Properties

•	Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II — Item 8. Financial Statements and Supplementary Data

•	Part II — Item 9A. Controls and Procedures

•	Part IV — Item 15. Exhibits and Financial Statement Schedules
We have also updated our contractual obligations table and our critical accounting policies and estimates for excess and obsolescence reserves contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Note E — Leases and Note F — Income Taxes contained in our Notes To Consolidated Financial Statements in response to a Securities and Exchange Commission (SEC) comment letter.
The restatement of our segment information and other changes contained in the Notes To Consolidated Financial Statements have no effect on our financial position, results of operations and cash flows.
Except as noted above, we have not modified or updated disclosures presented in the original annual report on Form 10-K for the year ended December 31, 2006 except as required to reflect the effects of the restatement of our reportable segments and our response to several SEC comments on this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of our original Form 10-K filed on March 15, 2007. This Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including amendments to those filings.

Forward-Looking Statements
          This Form 10-K/A and other documents we file with the Securities and Exchange Commission contain forward-looking statements regarding the Company’s and management’s beliefs and expectations. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance (as opposed to historical items) and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the Company’s control. Such uncertainties and factors could cause the Company’s actual results to differ materially from those matters expressed in or implied by such forward-looking statements.
     The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:
•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States, Canada, and Western Europe;

•	Technological developments that affect longer-term trends for communication lines such as wireless communication;

•	The Company’s success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The rate of progress in continuing to reduce costs and in modifying the Company’s cost structure to maintain and enhance the Company’s competitiveness;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful in expanding the Company’s product line into new areas;

•	The Company’s ability to identify, complete and integrate acquisitions for profitable growth;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	Changes in significant government regulations affecting environmental compliances;

•	The Company’s ability to compete in the domestic data communication market;

•	The effect on the Company’s business resulting from economic uncertainty within Latin American regions;

•	The telecommunication market’s continued deployment of Fiber-to-the-Premises;

•	The Company’s ability to increase sales or margins to recover the compliance costs of being a publicly listed company; and

•	Those factors described under the heading “Risk Factors” on page 13.

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
          See Note J to the Notes To Consolidated Financial Statements for certain information relating to the the Company’s reportable segments.
Foreign Operations
          Except for location, the foreign operations of the Company are essentially the same as its domestic (PLP-USA) business. The Company manufactures similar types of products in its foreign plants as are sold domestically, it sells to similar types of customers and faces similar types of competition (and in some cases the same competitors). Sources of supply of raw materials are not significantly different internationally. See Note J in the Notes To Consolidated Financial Statements for information and financial data relating to the Company’s foreign operations that represent reportable segments.
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
Item 1B. Unresolved Staff Comments
          The Company does not have any unresolved staff comments as of December 31, 2006.
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

				Reportable
Location	Use	Owned/Leased	Square Feet	Segment

1. Mayfield Village, Ohio	Corporate Headquarters Research and Engineering (R&E) Center	Owned	62,000	PLP-USA

2. Rogers, Arkansas	Manufacturing Warehouse Office	Owned	310,000	PLP-USA

3. Albemarle, North Carolina	Manufacturing Warehouse Office	Owned	261,000	PLP-USA

4. Asheville, North Carolina	Manufacturing R&E Warehouse Office	Owned	64,100	SMP

5. Sydney, Australia	Manufacturing R&E Warehouse Office	Owned	123,000	Australia

6. São Paulo, Brazil	Manufacturing R&E Warehouse Office	Owned	148,500	Brazil

7. Cambridge, Ontario, Canada	Manufacturing Warehouse Office	Owned	73,300	Canada

8. Andover, Hampshire, England	Manufacturing R&E Warehouse Office	Building Owned; Land Leased	89,400	All Other

				Reportable
Location	Use	Owned/Leased	Square Feet	Segment

9. Queretaro, Mexico	Manufacturing Warehouse Office	Owned	52,900	All Other

10. Beijing, China	Manufacturing Warehouse Office	Building Owned; Land Leased	61,000	All Other

11. Pietermaritzburg, South Africa	Manufacturing R&E Warehouse Office	Owned	73,100	South Africa

12. Sevilla, Spain	Manufacturing R&E Warehouse Office	Owned	63,300	All Other

13. Bangkok, Thailand	Manufacturing Warehouse Office	Owned	60,400	All Other
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
          Eric R. Graef was elected Vice President — Finance and Treasurer in December 1999.
          William H. Haag was elected Vice President — International Operations in April 1999.
          J. Cecil Curlee Jr. was hired in 1982 in the position of Personnel Manager at the Albemarle, North Carolina facility. He was promoted to Director of Employee Relations in September 2002 and was elected Vice President — Human Resources in January 2003.
          Dennis F. McKenna was elected Vice President — Marketing and Business Development in April 2004. Mr. McKenna joined the Company in 1993 as a sales engineer and has served in various international and domestic product management, operations, and general management roles within the Company.
          Michael A. Fout was elected Vice President — Manufacturing in April 2005. Mr. Fout joined the Company in 2000 as Manager — Manufacturing Engineering and has led the Company’s Lean Manufacturing initiatives since that time.
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
          On December 16, 2004, the Company announced the Board of Directors authorized a plan to repurchase up to 100,000 of Preformed Line Products common shares. The repurchase plan does not have an expiration date. During the fourth quarter of 2006, the Company did not repurchase any of its common shares under this plan. The remaining shares that may be purchased under this plan were 48,354 during the fourth quarter of 2006. On February 15, 2007, the Board of Directors authorized a plan to repurchase up to 200,000 shares of Preformed Line Products Company Common Shares, superseding any previously authorized plan, including the December 2004 plan that is the subject of the table above.
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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes To Consolidated Financial Statements included in Item 8 in this report and gives effect to the restatement of reportable segments discussed in Note J contained in the Notes To Consolidated Financial Statements. The reportable segments are PLP-USA, SMP, Australia, Brazil, South Africa, Canada, and All Other. Our PLP-USA segment is comprised of our U.S. operations primarily supporting our domestic energy and telecommunications products and was previously part of our domestic segment. The SMP segment is comprised of our U.S. operations supporting our data communication products and was previously part of our domestic segment. The Australia segment is comprised of our operations in Australia supporting energy and telecommunications products and was previously part of our foreign segment. Our Brazil, South Africa and Canada segments are comprised of the manufacturing and sales operations from those locations which meet at least one of the criteria of a reportable segment and were previously part of our foreign segment. Our remaining foreign operations, including our operation in Australia producing and selling data communication products, that were previously part of our foreign segment are included in All Other as none of these operations meet the criteria for a reportable segment and individually represent less that 10% of our combined net sales, profit or loss, and consolidated assets.
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
2006 Results of Operations compared to 2005
          In 2006, net sales were $216.9 million, an increase of $11.1 million, or 5%, from 2005 as summarized in the following table:

	Year ended December 31,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2006	2005	Change	rate changes	change	change
Net sales
PLP-USA	$91,412	$95,776	$(4,364)	—	$(4,364)	(5)%
SMP	20,027	19,572	455	—	455	2
Australia	16,207	12,946	3,261	(84)	3,345	26
Brazil	20,990	16,510	4,480	2,287	2,193	13
South Africa	8,244	7,319	925	(474)	1,399	19
Canada	9,824	9,027	797	629	168	2
All Other	50,233	44,654	5,579	311	5,268	12

Consolidated	$216,937	$205,804	$11,133	$2,669	$8,464	4%

          PLP-USA net sales of $91.4 million decreased $4.4 million, or 5%, compared to 2005 due primarily to a volume decrease partially offset by an improvement in price and mix. We anticipate that our 2007 sales in the PLP-USA energy and communication markets will increase. SMP net sales of $20 million increased $.5 million, or 2%, compared to 2005 due primarily to volume. Foreign net sales in 2006 were favorably impacted by $2.7 million, or 2.4%, when converted to U.S. dollars, as the result of a weaker U.S. dollar to certain foreign currencies. We believe our foreign net sales will continue to increase in 2007 but at a slower pace than we experienced in 2006 as a result of continued competitive pricing pressures. Excluding the effect of currency conversion, Australia net sales increased $3.3 million, Brazil net sales increased $2.2 million and South Africa net sales increased $1.4 million due primarily to volume. Canada net sales increased $.2 million, or 2% compared to 2005. Excluding the effects of currency conversion, All Other net sales increased $5.3 million, or 12%, compared to 2005 due primarily to volume.
          Gross profit of $69.8 million for 2006 increased $2.4 million, or 4%, compared to 2005 as summarized in the following table:

	Year ended December 31,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2006	2005	Change	rate changes	change	change
Gross profit
PLP-USA	$27,914	$31,236	$(3,322)	—	$(3,322)	(11)%
SMP	5,080	5,249	(169)	—	(169)	(3)
Australia	5,280	4,411	869	(47)	916	21
Brazil	6,020	4,541	1,479	659	820	18
South Africa	3,515	3,188	327	(212)	539	17
Canada	4,330	4,297	33	276	(243)	(6)
All Other	17,666	14,498	3,168	104	3,064	21

Consolidated	$69,805	$67,420	$2,385	$780	$1,605	2%

          The conversion of local currency to U.S. dollars favorably impacted gross margin by $.8 million. PLP-USA gross profit of $27.9 million decreased $3.3 million, or 11% due primarily to $1.4 million related to lower net sales, a $1.1 million increase in product cost and mix coupled with a $.8 million increase in freight and depreciation expenses. SMP gross profit of $5.1 million decreased $.2 million, or 3%, primarily due to a $.3 million increase in product cost and mix partially offset by $.1 million on increased sales. Excluding the impact of currency conversion, Australia gross profit increased $.9 million, Brazil gross profit increased $.8 million and South Africa gross profit increased $.5 million due primarily to increased sales. Excluding the effect of currency conversion, Canada gross profit decreased $.2 million primarily as the result of higher product costs and All Other gross profit increased $3.1 million primarily due to increased sales and lower manufacturing expenses as a percentage of sales. We anticipate raw material cost increases in 2007.
          Costs and expenses increased $3.4 million, or 7%, compared to 2005 as summarized in the following table:

	Year ended December 31,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2006	2005	Change	rate changes	change	change
Costs and expenses
PLP-USA	$27,501	$26,948	$553	—	$553	2%
SMP	5,991	5,411	580	—	580	11
Australia	3,251	2,987	264	(41)	305	10
Brazil	4,508	3,731	777	434	343	9
South Africa	1,357	1,014	343	(83)	426	42
Canada	1,428	1,469	(41)	90	(131)	(9)
All Other	10,386	9,416	970	65	905	10

Consolidated	$54,422	$50,976	$3,446	$465	$2,981	6%

          PLP-USA costs and expenses increased $.6 million primarily as a result of a $1.3 million increase in personnel expenses partially offset by $.4 million reduction in commission expense on lower sales, a $.2 million gain on the sale of land and a $.1 million decrease in bad debt expense primarily as a result of a $.1 million recovery in 2006 of accounts previously written off. SMP costs and expenses increased $.6 million primarily as a result of a $.4 million increase in personnel expenses, a $.1 million increase in commission expense and a $.1 million increase in travel related expenses. The weaker dollar unfavorably impacted costs and expenses by $.5 million when foreign costs in local currency were translated to U.S. dollars compared to the same period in 2005. Excluding the effects of currency exchange rate change compared to 2005, Australia costs and expenses increased $.3 million due primarily to an increase in personnel expenses and audit fees. Brazil costs and expenses increased $.3 million net of the effects of currency exchange rate change due primarily to increased personnel expenses. South Africa increased costs and expenses of $.4 million was primarily a result of a $.2 million increase in personnel expenses and a $.2 million increase in other expenses including repair and maintenance and the loss on foreign currency transactions. Excluding the effects of currency exchange rate change, Canada costs and expenses decreased $.1 million primarily as a result of $.1 million decrease in sales promotional expenses. All Other costs and expenses increased $.9 million primarily as a result of a $.7 million increase in personnel expenses and a $.3 million increase in the loss on foreign currency transactions partially offset by a decrease in bad debt expense as a result of $.1 million recovery in 2006 of accounts previously written-off.
          Royalty income of $1.3 million decreased $.1 million as a result of lower SMP data communications royalties compared to 2005.
          Operating income of $16.7 million for the year ended December 31, 2006 decreased $1.2 million, or 7%, compared to 2005. This decrease was primarily a result of a $2.4 million increase in gross profit being more than offset by the $3.4 million increase in costs and expenses and a $.1 million reduction in royalty income. PLP-USA operating income decreased $3.1 million primarily as a result of a $3.3 million decrease in gross profit and a $.6 million increase in costs and expenses being partially offset by an increase in intercompany royalty income. SMP operating income decreased $.9 million primarily as a result of the $.2 million decrease in gross profit, the $.6 million increase in costs and expenses and a $.1 million decrease in royalty income. Australia operating income increased $.5 million as a result of the $.9 million increase in gross profit partially offset by a $.3 million increase in costs and expenses and a $.1 million increase in intercompany royalty expense. Brazil operating income increased $.6 million as a result of the $1.5 million increase in gross profit partially offset by the $.8 million increase in costs and expenses and a $.1 million increase in intercompany royalty expense. South Africa operating income decreased $.1 million as a result of the increase in costs and expenses and intercompany royalties being slightly greater than the $.3 million increase in gross profit. Canada operating income of $2.4 million remained relatively unchanged compared to 2005. All Other operating income of $4.9 million increased $1.8 million as a result of the $3.2 million increase in gross profit partially offset by the $1 million increase in cost and expenses and a $.4 increase in intercompany royalty expense.
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
          As a result of the preceding items, net income for the year ended December 31, 2006 was $12.1 million, or $2.13 per diluted share, which represents an increase of $.1 million or $.06 per diluted share, compared to net income of $12 million or $2.07 per diluted share in 2005. PLP-USA net income of $3.9 million decreased $1 million compared to 2005 as a result of a $3.1 million decrease in operating income partially offset by a $.3 million increase in interest income, a $.1 million decrease in other expense and a $1.7 million decrease in income taxes. SMP net income of $.3 million decreased $.6 million compared to 2005 primarily as a result of a $.9 million decrease in operating income partially offset by lower income taxes. Australia net income of $.8 million in 2006 increased $.3 million compared to 2005 due primarily to a $.5 million increase in operating income partially offset by a $.2 million increase in income taxes. Brazil net income of $.9 million increased $.4 million compared to 2005 due to a $.6 million increase in operating income and a $.1 million increase in interest income partially offset by an increase in income taxes. South Africa net income of $1.3 million increased $.2 million compared to 2005 primarily due to lower income taxes partially offset by a $.1 million decrease in operating income. Canada net income of $1.7 million remained relatively unchanged from 2005. All Other net income of $3.1 million increased $.8 million compared to 2005 primarily as a result of a $1.8 million increase in operating income partially offset by a $.4 million increase in interest expense —net and $.5 million in increased income taxes.
2005 Results of Operations compared to 2004
          In 2005, consolidated net sales were $205.8 million, an increase of $22.7 million, or 12%, from 2004 as summarized in the following table:

	Year ended December 31,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2005	2004	Change	rate changes	change	change
Net sales
PLP-USA	$95,776	$89,473	$6,303	—	$6,303	7%
SMP	19,572	17,597	1,975	—	1,975	11
Australia	12,946	11,215	1,731	534	1,197	11
Brazil	16,510	9,529	6,981	2,734	4,247	45
South Africa	7,319	5,385	1,934	126	1,808	34
Canada	9,027	7,746	1,281	634	647	8
All Other	44,654	42,167	2,487	147	2,340	6

Consolidated	$205,804	$183,112	$22,692	$4,175	$18,517	10%

     PLP-USA net sales of $95.8 million increased $6.3 million, or 7%, due to volume increases in the energy and communications markets. SMP net sales of $19.6 million increased $2 million, or 11%, due primarily to volume increases in the data communication market. Foreign net sales were favorably impacted by $4.2 million, or 2%, when converted to U.S. dollars, as a result of the weaker U.S. dollar compared to most foreign currencies. Our foreign net sales increased in all markets throughout the world. Net of the favorable currency conversion, Australia net sales increased $1.2 million, Brazil net sales increased $4.2 million, South Africa net sales increased $1.8 million and Canada sales increased $.6 million primarily due to volume increases. All Other net sales increased $2.3 million.
          Gross profit of $67.4 million for 2005 increased $7.9 million, or 13%, compared to 2004 as summarized in the following table:

	Year ended December 31,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2005	2004	Change	rate changes	change	change
Gross profit
PLP-USA	$31,236	$29,545	$1,691	—	$1,691	6%
SMP	5,249	3,694	1,555	—	1,555	42
Australia	4,411	3,802	609	182	427	11
Brazil	4,541	2,992	1,549	772	777	26
South Africa	3,188	2,262	926	72	854	38
Canada	4,297	3,384	913	307	606	18
All Other	14,498	13,831	667	150	517	4

Consolidated	$67,420	$59,510	$7,910	$1,483	$6,427	11%

          PLP-USA gross profit of $31.2 million increased $1.7 million, or 6%, due primarily to gross profit on increased sales and product mix of $1.3 million and $.4 million lower per unit manufacturing costs. SMP gross profit increased $1.5 million primarily due to gross profit on increased sales including product mix of $1 million and $.5 million due to lower per unit manufacturing costs. The lower per unit manufacturing costs at PLP-USA and SMP are a result of relatively fixed manufacturing expenses being spread over more sales. Gross profit was favorably impacted $1.5 million as a result of converting native currency to U.S. dollars compared to 2004 currency exchange rates. Net of the impact of the change in currency exchange rates, Australia gross profit increased $.4 million, Brazil gross profit increased $.8 million, South Africa gross profit increased $.9 million and Canada gross profit increased $.6 million primarily due to the increase in net sales. All Other gross profit of $14.5 million increased $.5 million, net of the impact of the change in the currency exchange rates compared to 2004, due primarily to the increase in net sales.
          Costs and expenses increased $5.4 million, or 12%, compared to 2004, as summarized in the following table:

	Year ended December 31,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2005	2004	Change	rate changes	change	change
Costs and expenses
PLP-USA	$26,948	$24,609	$2,339	—	$2,339	10%
SMP	5,411	4,845	566	—	566	12
Australia	2,987	2,420	567	120	447	18
Brazil	3,731	2,683	1,048	647	401	15
South Africa	1,014	1,010	4	10	(6)	(1)
Canada	1,469	1,164	305	101	204	18
All Other	9,416	8,841	575	113	462	5

Consolidated	$50,976	$45,572	$5,404	$991	$4,413	10%

          PLP-USA’s $2.3 million increase in costs and expenses was primarily the result of a $.5 million increase in commissions on higher sales, a $.5 million increase in costs related to complying with the Sarbanes-Oxley Act of

2002, a $.5 million increase in development supplies and services, a $.3 million increase in advertising and sales promotional expense, a $.2 million increase in losses on foreign currency transactions and a $.2 million reduction on the gain on sale of property. SMP costs and expenses increased $.6 million primarily as a result of a $.1 million increase in commission on higher sales, a $.1 million increase in advertising and sales promotional expenses, a $.2 million increase in auditing fees including the costs related to the Sarbanes-Oxley Act of 2002 and a $.2 million increase in bad debt expense compared to 2004 due primarily to the recovery in 2004 of accounts previously written off. The weaker dollar unfavorably impacted costs and expenses by $1 million when foreign costs in local currency were translated to U.S. dollars. Excluding the effects of currency exchange rate change compared to 2005, Australia costs and expenses increased $.4 million due primarily to a $.2 million increase in personnel expenses, a $.1 million increase in costs related to complying with the Sarbanes-Oxley Act of 2002 and a $.1 million reduction on the gain on sale of property. Brazil costs and expenses increased $.4 million, net of the effects of currency exchange rate change, due primarily to increased personnel expenses. Net of the effects of currency exchange rate change, South Africa costs and expenses remained relatively unchanged. Excluding the effects of currency exchange rate change, Canada costs and expenses increased $.2 million primarily as a result of $.1 increase in costs related to complying with the Sarbanes-Oxley Act of 2002 and increased commissions on higher sales. All Other costs and expenses increased $.6 million primarily as a result of a $.3 million increase in commissions on higher sales, a $.2 million increase in costs related to complying with the Sarbanes-Oxley Act of 2002 and a $.1 million increase in personnel expense.
          Royalty income of $1.4 million decreased by $.4 million as a result of lower SMP data communication royalties compared to 2004. Our aggressive pursuit of our intellectual property rights resulted in a significant settlement in 2004.
          Operating income of $17.9 million for the year ended December 31, 2005 increased $2.1 million compared to the previous year. This increase was primarily a result of an increase in gross profit of $7.9 million partially offset by a $5.4 million increase in costs and expenses and a $.4 million decrease in royalty income. PLP-USA operating income decreased $.4 million as a result of the $2.3 million increase in costs and expenses being greater than the $1.7 million increase in gross profit and the $.2 million increase in intercompany royalty income. SMP operating income increased $.6 million primarily as a result of the $1.5 million increase in gross profit being partially offset by the $.6 million increase in costs and expenses and the decrease in royalty income. Australia operating income decreased $.1 million as a result of the $.6 million increase in costs and expenses and the $.1 million increase in intercompany royalty expense exceeding the $.6 million increase in gross profit. Brazil operating income increased $.5 million due primarily to the $1.5 million improvement in gross profit partially offset by the $1 million increase in costs and expenses. South Africa operating income increased $.9 million as a result of the $.9 million increase in gross profit. Canada operating income increased $.6 million primarily as a result of the $.9 million improvement in gross profit partially offset by the $.3 million increase in costs and expenses. All Other operating income increased $.1 million as a result of the $.7 million improvement in gross profit exceeding the $.6 million increase in costs and expenses.
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

          As a result of the preceding items, net income for the year ended December 31, 2005 was $12 million, or $2.07 per diluted share, which represents a decrease of $1 million, or $0.18 per diluted share, compared to net income of $13 million, or $2.25 per diluted share in 2004. PLP-USA net income of $4.9 million decreased $2.9 million compared to 2004 primarily as a result of a $.4 million decrease in operating income, a $2.4 million decrease in the equity in net income of joint ventures and a $.6 million increase in income tax partially offset by a $.4 million increase in interest income and a decrease in other expense. SMP net income of $.9 million increased $1.8 million compared to 2004 as a result of a $.6 million increase in operating income and a $1.2 million decrease in income taxes due to the tax treatment of certain intercompany expenses in 2004. Australia net income of $.6 million remained relatively unchanged from 2004. Brazil net income of $.6 million increased $.4 million primarily as a result of a $.5 million increase in operating income partially offset by a $.1 million increase in income tax. South Africa net income of $1.1 million increased $.4 million compared to 2004 primarily as a result of a $.9 million increase in operating income partially offset by a $.5 million increase in income tax. Canada net income of $1.7 million increased $.4 million compared to 2004 primarily as a result of a $.6 million increase in operating income partially offset by an increase in income tax. All Other net income of $2.3 million decreased $1.2 million compared to 2004 as the $1.1 million increase in tax expense due to the tax treatment of certain intercompany income in 2004 and a $.1 million decrease in interest income — net exceeded a $.1 million increase in operating income.
Working Capital, Liquidity and Capital Resources
          Cash decreased $9.6 million for the year ended December 31, 2006. Net cash provided by operating activities was $14.8 million. The major uses of cash were purchase of common shares of $12.1 million, capital expenditures of $10.2 million and dividends of $4.5 million.
          Net cash provided by operating activities decreased $6.8 million compared to 2005 primarily as a result of an increase in receivables, inventory and trade payables to support higher sales.
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
          We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and capital leases primarily for equipment. One such lease is for our aircraft with a lease commitment through April 2012. Under the terms of the lease, we maintain the risk to make up a deficiency from market value attributable to damage, extraordinary wear and tear, excess air hours or exceeding maintenance overhaul schedules required by the FAA. At the present time, we believe our risks, if any, to be immaterial because the estimated market value of the aircraft approximates its residual value.
          Our financial position remains strong and our current ratio at December 31, 2006 and 2005 was 3.2:1. Working capital of $72.1 million has decreased from the December 31, 2005 amount of $75.7 million primarily due to $9.6 million less cash on hand partially offset by a $3.5 million increase in receivables and a $2.8 million increase in inventories. At December 31, 2006, our unused balance under our main credit facility was $20 million and our bank debt to equity percentage was 6%. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth, and profitability. At December 31, 2006, we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash position, together with our untapped borrowing capacity, provides substantial financial resources. If we were to incur significant additional indebtedness, we expect to be able to meet liquidity needs under the credit facilities. We do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

          Contractual obligations and other commercial commitments are summarized in the following tables:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Thousands of dollars

Notes payable to bank	$3,738	$3,738	$—	$—	$—
Long-term debt (A)	4,330	2,066	1,175	707	382
Capital leases	478	287	191	—	—
Operating leases	15,800	973	1,803	1,683	11,341
Purchase commitments	2,632	2,632	—	—	—
Pension contribution (B)	506	506	—	—	—

	Amount of Commitment Expiration by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Thousands of dollars

Letters of credit	$4,512	$4,396	$116	$—	$—
Guarantees	432	238	170	—	24

(A)	Interest on long-term debt is included in the table at interest rates from 5.8% to 6.8% based on the variable interest rates in effect at December 31, 2006.

(B)	Amount represents the expected contribution to the Company’s defined benefit pension plan in 2007. Future expected amounts have not been disclosed as such amounts are subject to change based on performance of the assets in the plan as well as the discount rate used to determine the obligation. At December 31, 2006, the Company’s unfunded contractual obligation was $4 million.
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

Excess and Obsolescence Reserves
          We provide excess and obsolescence reserves to state inventories at the lower of cost or estimated market value. We identify inventory items which have had no usage or are in excess of the usages over the historical 12 to 36 months. A management team with representatives from marketing, manufacturing, engineering and finance reviews these inventory items and determines the disposition of the inventory and assesses the estimated market value based on their knowledge of the product and market conditions. These conditions include among other things, future demand for product, product utility, unique customer order patterns or unique raw material purchase patterns, changes in customer and quality issues. At December 31, 2006 and 2005 the allowance for excess and obsolete inventory was 9% and 6% of gross inventory. If the impact of market conditions worsen from those projected by management, additional inventory write-downs may be necessary.
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
          Our measurement date for our annual impairment test is January 1 of each year. We perform interim impairment tests if trigger events or changes in circumstances indicate the carrying amount may be impaired. There were no trigger events during 2006, 2005 or 2004 and as such only an annual impairment test was performed.
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
          In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This staff position amends certain provisions in the AICPA Industry Audit Guide, Audits of Airlines (Airline Guide), and APB No. 28, Interim Financial Reporting. This staff position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This staff position is effective as of January 1, 2007. The Company will adopt the direct expense method effective January 1, 2007, and will record a cumulative effect increasing beginning retained earnings by $.2 million.
          In September 2006, the FASB issued Emerging Issues Task Force (EITF) abstract Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.” This issue clarifies the calculation of the amount that could be realized under an insurance contract as of the date of the statement of financial position. This issue concludes that the policyholder should consider any additional amounts included in contractual terms of the policy in determining the amount that could be realized under the insurance contract. Contractual limitations should be considered, as well as the amount recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. All fixed amounts recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present values. Last, any amount that is realized by the policyholder upon surrender of the final policy shall be included in the amount that could be realized. This issue should be applied by either a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets or a change in accounting principle through retrospective application to all prior periods. This issue is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact this EITF issue will have on its consolidated financial statements.
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
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Preformed Line Products Company
We have audited the accompanying consolidated balance sheets of Preformed Line Products Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.

Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Preformed Line Products Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
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
As discussed in Note J to the consolidated financial statements, the accompanying segment disclosures have been restated.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 (January 4, 2008 as to the effects of a material weakness described in Management’s Report on Internal Control Over Financial Reporting (Revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
March 15, 2007
(January 4, 2008 as to the effects of the restatement discussed in Note J)

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

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year ended December 31
	2006	2005	2004
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$12,060	$11,986	$13,037
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,538	7,214	7,385
Deferred income taxes	(658)	(838)	(531)
Stock based compensation expense	240	—	—
Net investment in life insurance	(95)	110	93
Translation adjustment	(42)	77	(85)
Earnings of joint ventures	—	—	(21)
Dividends received from joint ventures	—	—	2,141
Gain on sale of joint venture	—	—	(2,335)
Other — net	(79)	266	(280)
Changes in operating assets and liabilities:
Accounts receivable	(2,471)	2,373	(4,530)
Inventories	(1,688)	(1,728)	(3,703)
Trade accounts payables and accrued liabilities	(686)	2,595	3,063
Income taxes	936	(197)	(1,597)
Other — net	(298)	(293)	232

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,757	21,565	12,869

INVESTING ACTIVITIES
Capital expenditures	(10,198)	(7,737)	(6,187)
Business acquisitions	—	—	(456)
Proceeds from the sale of property and equipment	469	126	403
Proceeds from the sale of equity investment	—	—	1,925
Proceeds (payments) on life insurance — net	(149)	(149)	581

NET CASH USED IN INVESTING ACTIVITIES	(9,878)	(7,760)	(3,734)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	2,300	449	(312)
Proceeds from the issuance of long-term debt	3,059	2,142	53
Payments of long-term debt	(3,986)	(1,030)	(944)
Dividends paid	(4,508)	(4,577)	(4,593)
Issuance of common shares	102	789	85
Purchase of common shares for treasury	(12,140)	(700)	(2,978)

NET CASH USED IN FINANCING ACTIVITIES	(15,173)	(2,927)	(8,689)

Effects of exchange rate changes on cash and cash equivalents	651	(1,030)	1,089

Increase (decrease) in cash and cash equivalents	(9,643)	9,848	1,535

Cash and cash equivalents at beginning of year	39,592	29,744	28,209

CASH AND CASH EQUIVALENTS AT END OF YEAR	$29,949	$39,592	$29,744

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

				Accumulated Other
				Comprehensive Income (Loss)
				Cumulative	Unrecognized
	Common	Additional Paid	Retained	Translation	Pension
	Shares	in Capital	Earnings	Adjustment	Benefit Cost	Total
	(In thousands, except share and per share data)

Balance at January 1, 2004	$11,629	$472	$123,022	$(14,198)	$(195)	$120,730
Net income			13,037			13,037
Foreign currency translation adjustment				3,936		3,936
Cumulative translation adjustment for sale of a joint venture				(1,655)		(1,655)
Minimum pension liability — net of tax benefit of $145					(247)	(247)

Total comprehensive income						15,071
Purchase of 113,755 common shares	(228)		(2,750)			(2,978)
Issuance of 6,199 common shares	12	73				85
Cash dividends declared — $.80 per share			(4,571)			(4,571)

Balance at December 31, 2004	11,413	545	128,738	(11,917)	(442)	128,337

Net income			11,986			11,986
Foreign currency translation adjustment				(2,008)		(2,008)
Minimum pension liability — net of tax benefit of $182					(278)	(278)

Total comprehensive income						9,700
Purchase of 20,000 common shares	(40)		(660)			(700)
Issuance of 48,084 common shares	97	692				789
Cash dividends declared — $.80 per share			(4,583)			(4,583)

Balance at December 31, 2005	11,470	1,237	135,481	(13,925)	(720)	133,543

Net income			12,060			12,060
Foreign currency translation adjustment				3,167		3,167
Minimum pension liability — net of tax provision of $441					720	720

Total comprehensive income						15,947
Cumulative effect adjustment to recognize unfunded pension obligation net of tax benefit of $1,355					(2,326)	(2,326)
Stock based compensation		240				240
Purchase of 383,202 common shares	(766)		(11,374)			(12,140)
Issuance of 8,664 common shares	17	85				102
Cash dividends declared — $.80 per share			(4,433)			(4,433)

Balance at December 31, 2006	$10,721	$1,562	$131,734	$(10,758)	$(2,326)	$130,933

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
Inventories
          The Company uses the last-in, first-out (LIFO) method of determining cost for the majority of its raw material portion of inventories in the United States. All other inventories are determined by the first-in, first-out (FIFO) method. Inventories are carried at the lower of cost or market.
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

Long-Lived Assets
          The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the discounted cash flows estimated to be generated by those assets are less than the carrying value of those items. The Company’s cash flows are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is then reduced to fair value. The estimates of fair value represent the Company’s best estimate based on industry trends and reference to market rates and transactions. The Company did not record any impairments to long-lived assets for the year ended December 31, 2006.
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
Stock-Based Compensation
          Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires the Company to recognize compensation expense for share-based payment awards measured at fair value. The Company adopted the modified-prospective-transition method and accordingly has not restated amounts in prior periods.
          Prior to the adoption of SFAS No. 123R, the Company applied the intrinsic value based method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, to account for stock options granted to employees to purchase common shares. Under this method, compensation expense was measured as the excess, if any, of the market price at the date of grant over the exercise price of the options. No compensation expense has been recorded because the exercise price was equal to market value at the date of grant. The following table illustrates the effect on net income and net income per share for the years ended December 31, 2005 and 2004, as if the fair value based method had been applied to all outstanding and vested awards:

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
          Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires the Company to recognize compensation expense for share-based payment awards measured at fair value. For the year ended December 31, 2006 the Company recorded compensation costs related to the stock options currently vesting, reducing income before taxes and net income by $.2 million, or $.04 per diluted share. The Company adopted the modified-prospective-transition method and accordingly has not restated the amounts in prior periods.
          In June 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income taxes” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company starting January 1, 2007. Upon adoption, the Company estimates that a cumulative effect adjustment of approximately $1.1 million to $1.3 million will be recorded to retained earnings to increase reserves for uncertain tax positions, which is subject to revision as the Company completes its analysis.
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
          In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This staff position amends certain provisions in the AICPA Industry Audit Guide, Audits of Airlines (Airline Guide), and APB No. 28, Interim Financial Reporting. This staff position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This staff position is effective as of January 1, 2007. The Company will adopt the direct expense method effective January 1, 2007, and will record a cumulative effect increasing beginning retained earnings by $.2 million.
          In September 2006, the FASB issued Emerging Issues Task Force (EITF) abstract Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.” This issue clarifies the calculation of the amount that could be realized under an insurance contract as of the date of the statement of financial position. This issue concludes that the policyholder should consider any additional amounts included in contractual terms of the policy in determining the amount that could be realized under the insurance contract. Contractual limitations should be considered, as well as the amount recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. All fixed amounts recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present values. Lastly, any amount that is realized by the policyholder upon surrender of the final policy shall be included in the amount that could be realized. This issue should be applied by either a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets or a change in accounting principle through retrospective application to all prior periods. This issue is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact this EITF issue will have on its consolidated financial statements.
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
Share Retirements
          During 2006, the Company retired 529,050 shares of common stock that had been previously held as treasury shares.
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

          The Company’s pension plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category, are as follows:

	Plan assets
	at December 31
Asset category	2006	2005
Equity securities	65.0%	59.1%
Debt securities	32.6	39.4
Cash and equivalents	2.4	1.5

	100.0%	100.0%

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
          Because this is the first disclosure under SFAS No. 158, the charge to other comprehensive income is the full unrecognized net loss of $3.7 million pre-tax, or $2.3 million net of tax. The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into periodic benefit cost for 2007 is $.1 million. There is no prior service cost to be amortized in the future.
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

Note E — Leases
          The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment, office equipment and computer equipment. Rental expense was $1.3 million in 2006 and 2005, and $1.2 million in 2004. Future minimum rental commitments having non-cancelable terms exceeding one year are $1 million in 2007, $.9 million in 2008 and 2009, $.8 million in 2010 and 2011, and an aggregate $11.3 million thereafter. One such lease is for the Company’s aircraft with a lease commitment through April 2012. Under the terms of the lease, the Company maintains the risk to make up a deficiency from market value attributable to damage, extraordinary wear and tear, excess air hours or exceeding maintenance overhaul schedules required by the Federal Aviation Administration. At the present time, the Company does not believe it has incurred any obligation for any contingent rent under the lease.
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
          At December 31, 2006, the Company had $4.2 million of foreign tax credit carryforwards that will expire in 2014. At December 31, 2006, the Company had $.4 million state and $.2 million foreign operating loss carryforwards, which will expire in 2009 through 2021. The Company has established a valuation allowance to record its deferred tax assets at an amount that is more likely than not to be realized. The valuation allowance of $2.1 million at December 31, 2006, relates to foreign tax credits and loss carryforwards that may expire before being realized. The net reduction in the valuation allowance was $.5 million in 2006 due to changes in the computation of useable foreign tax credits. The changes in the computation are related to increases in expected foreign source royalty income which results in an improvement in the estimate of future utilization of foreign tax credit carryforwards and, therefore, a reduction in the valuation allowance. In 2005, the net increase in the valuation allowance was $.3 million, resulting from a $1.2 million increase in foreign tax credits available, a net increase of the valuation allowance of $.2 million for other activity, and a $1.1 million decrease due to a reassessment of utilizable foreign tax credits.
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
          Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires the Company to recognize compensation expense for share-based payment awards measured at fair value. The Company adopted the modified-prospective-transition method and accordingly has not restated amounts in prior periods. The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.
          There were no options granted for the year ended December 31, 2006. The fair values for the stock options granted in 2005 and 2004 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004
Risk-free interest rate	4.1%	3.5%
Dividend yield	3.4%	4.6%
Expected life	9 years	10 years
Expected volatility	38.8%	38.9%
          Activity in the Company’s stock option plan for the year ended December 31, 2006 was as follows:

			Weighted Average
		Weighted Average	Remaining
		Exercise Price per	Contractual Term	Aggregate Intrinsic
	Number of Shares	Share	(Years)	Value

Outstanding at January 1, 2006	140,742	$22.82	7.0	—
Granted	—	—	—	—
Exercised	(9,931)	$14.88	—	$223
Forfeited or expired	—	—	—	—

Outstanding (vested and expected to vest) at December 31, 2006	130,811	$23.43	6.2	$1,649

Exercisable at December 31, 2006	102,811	$20.72	5.6	$1,545

          The weighted —average grant-date fair value of options granted during 2005 and 2004 was $12.19 and $5.88, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $.2 million, $.9 million, and less than $.1 million, respectively. The total fair value of stock options vested during the years ended December 31, 2006, 2005 and 2004 was $.3 million, $.1 million, and $.1 million, respectively.
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
          Activity for nonvested stock options for the year ended December 31, 2006 was as follows:

		Weighted- Average
		Grant- Date Fair
	Number of Shares	Value per Share

Nonvested at January 1, 2006	62,500	$9.77
Granted	—
Vested	(34,500)	$9.08
Forfeited	—

Nonvested at December 31, 2006	28,000	$10.61

Note H — Computation of Earnings Per Share

	Year ended December 31
In thousands, except per share data	2006	2005	2004

Numerator
Net income	$12,060	$11,986	$13,037

Denominator
Determination of shares
Weighted average common shares outstanding	5,611	5,725	5,732
Dilutive effect — employee stock options	49	58	57

Diluted weighted average common shares outstanding	5,660	5,783	5,789

Earnings per common share
Basic	$2.15	$2.09	$2.27

Diluted	$2.13	$2.07	$2.25

          For the years ended December 31, 2006 and 2005, 18,000 stock options were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price, and the result would have been anti-dilutive. For the year ended December 31, 2004, no stock options were excluded from the calculation of earnings per share due to the average market price being greater than the exercise price.
Note I — Goodwill and Other Intangibles (As Restated, See Note J)

	December 31
	2006	2005

Goodwill	$2,726	$2,578
Less accumulated amortization	560	560

	$2,166	$2,018

Intangible assets- primarily patents	$5,026	$5,026
Less accumulated amortization	2,480	2,155

	$2,546	$2,871

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
          The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill by segment for the years ended December 31, 2006 and 2005, is as follows:

	Australia	South Africa	All Other	Total

Balance at January 1, 2005	$257	$68	$1,805	$2,130
Curency translation	—	(7)	(105)	(112)

Balance at December 31, 2005	$257	$61	$1,700	$2,018

Curency translation	—	(6)	154	148

Balance at December 31, 2006	$257	$55	$1,854	$2,166

Note J — Segment Information (As Restated)
          The Company designs, manufactures and sells hardware employed in the construction and maintenance of telecommunication, energy and other utility networks and data communication products. Principal products include cable anchoring and control hardware, splice enclosures and devices which are sold primarily to customers in North and South America, Europe, South Africa and Asia Pacific.
          Subsequent to the year ended December 31, 2006, the Company completed a re-assessment of its operations and reporting structures. As a result of this assessment the Company has restated and will now report seven reportable segments. Consequently, the Company’s segment disclosures have been restated from the two reportable segments (Domestic and Foreign) that were previously reported. The international segments have been determined based on results of operations as reported by location. The domestic segments have been determined based upon the end use of products. The reportable segments are PLP-USA, SMP, Australia, Brazil, South Africa, Canada, and All Other. The PLP-USA segment is comprised of the U.S. operations supporting primarily the Company’s domestic energy and telecommunications products and was previously part of the domestic segment. The SMP segment is comprised of the U.S. operations supporting the Company’s data communication products and was previously part of the domestic segment. The Australia segment is comprised of the Company’s operation in Australia producing and selling the Company’s energy and telecommunications products and was previously part of the foreign segment. The Brazil, South Africa and Canada segments are comprised of the manufacturing and sales operations from those locations which meet at least one of the criteria of a reportable segment and were previously part of the foreign segment. The remaining foreign operations, including the Company’s operation in Australia producing and selling data communication products, that were previously part of the foreign segment are included in the All Other segment because none of these operations meet the criteria for a reportable segment and individually represent less than 10% of combined net sales, consolidated net income, or consolidated assets.
          The accounting policies of the operating segments are the same as those described in Note A in the Notes To Consolidated Financial Statements. The Company evaluates performance based on net income. No single customer accounts for more than ten percent of the Company’s consolidated revenues. It is not practical to present revenues by product line. U.S. net sales for the years ended December 31, 2006, 2005 and 2004 were $111.4 million, $115.3 million and $107.1 million. U.S. long lived assets as of December 31, 2006 and 2005 were $32.4 million and $32 million. The two Australia operations’ net sales for the years ended December 31, 2006, 2005 and 2004 were $25.9 million, $22.6 million and $19.6 million. The two Australia operations’ long lived assets as of December 31, 2006 and 2005 were $10.6 million and $9.4 million.
          The following table presents a summary of the Company’s reportable segments for the years ended December 31, 2006, 2005 and 2004. Current year and prior year amounts have been restated to reflect the seven reportable segments.

	Year ended December 31,
	2006	2005	2004
Net sales
PLP-USA	$91,412	$95,776	$89,473
SMP	20,027	19,572	17,597
Australia	16,207	12,946	11,215
Brazil	20,990	16,510	9,529
South Africa	8,244	7,319	5,385
Canada	9,824	9,027	7,746
All Other	50,233	44,654	42,167

Total net sales	$216,937	$205,804	$183,112

Intersegment sales
PLP-USA	$5,238	$5,770	$5,392
SMP	492	504	501
Australia	288	205	2,496
Brazil	1,126	1,023	1,455
South Africa	417	318	269
Canada	355	279	262
All Other	5,840	3,919	2,242

Total intersegment sales	$13,756	$12,018	$12,617

Interest income
PLP-USA	$889	$562	$140
SMP	38	—	—
Australia	18	11	20
Brazil	215	100	72
South Africa	51	44	60
Canada	172	99	105
All Other	111	287	299

Total interest income	$1,494	$1,103	$696

Interest expense
PLP-USA	$(31)	$(43)	$(39)
SMP	—	—	—
Australia	(112)	(94)	(215)
Brazil	(5)	(25)	(22)
South Africa	(9)	—	—
Canada	—	—	—
All Other	(407)	(217)	(153)

Total interest expense	$(564)	$(379)	$(429)

Income taxes
PLP-USA	$1,429	$3,175	$2,611
SMP	185	425	1,623
Australia	396	219	204
Brazil	576	211	84
South Africa	546	790	316
Canada	901	796	674
All Other	1,483	904	(244)

Total income taxes	$5,516	$6,520	$5,268

Net income (loss)
PLP-USA	$3,877	$4,873	$7,740
SMP	276	860	(920)
Australia	843	562	570
Brazil	924	560	158
South Africa	1,319	1,137	758
Canada	1,693	1,691	1,266
All Other	3,128	2,303	3,465

Total net income (loss)	$12,060	$11,986	$13,037

	As of December 31,
	2006	2005	2004
Expenditure for long-lived assets
PLP-USA	$4,974	$3,590	$3,433
SMP	701	399	382
Brazil	311	439	156
South Africa	102	77	35
Canada	1	20	13
All Other	4,109	3,212	2,168

Total expenditures for long-lived assets	$10,198	$7,737	$6,187

Depreciation and amortization
PLP-USA	$4,141	$3,554	$3,768
SMP	798	1,106	1,345
Brazil	565	574	439
South Africa	72	80	87
Canada	123	201	195
All Other	1,839	1,699	1,551

Total depreciation and amortization	$7,538	$7,214	$7,385

Identifiable assets
PLP-USA	$73,116	$80,481
SMP	12,809	12,651
Brazil	12,161	12,264
South Africa	4,103	3,149
Canada	6,637	8,555
All Other	62,137	51,447

Total identifiable assets	$170,963	$168,547

Long-lived assets
PLP-USA	$27,712	$27,241
SMP	4,665	4,762
Brazil	2,974	2,810
South Africa	498	499
Canada	1,686	1,791
All Other	22,747	18,991

Total long-lived assets	$60,282	$56,094

          The Company’s Australia reportable segment activity for expenditure for long-lived assets, depreciation and amortization, identifiable assets and long-lived assets for the periods ended December 31, 2006, 2005 and 2004 has been included in All Other because the information is not seperately maintained.
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
Item 9A. Controls and Procedures
Background of Restatement
          Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2006 and in response to a comment raised by the Staff of the Securities and Exchange Commission, we determined that our previously issued financial statements should be restated to expand the Company’s segment disclosures. The restatement is further discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K/A and in Note J contained in the Notes To Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data of this Form 10-K/A.
          The restatement of the Company’s segment information contained in the Notes To Consolidated Financial Statements has no effect on the Company’s financial position, results of operations and cash flows.
Evaluation of Disclosure Controls and Procedures
          An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Vice President of Finance and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of December 31, 2006 in connection with the original filing of the Form 10-K on March 15, 2007. Based on that evaluation, the Company’s management including the Chief Executive Officer and Vice President of Finance and Treasurer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.
          Subsequent to the evaluation made in connection with the filing of our Form 10-K for the year ended December 31, 2006 and in connection with the restatement and the filing of this Form 10-K/A, our management, including the Chief Executive Officer and Vice President of Finance and Treasurer, reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and concluded that, because of the material weakness identified in internal control over financial reporting as discussed below, the Company’s disclosure controls and procedures were not effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting (Restated)
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
          In connection with the filing of the original 2006 Annual Report on Form 10-K on March 15, 2007, the Company’s management included Management’s Report on Internal Control over Financial Reporting therein, which expressed a conclusion that management believed that the Company’s internal control over financial reporting was effective as of December 31, 2006. As a result of the restatement of the Company’s consolidated financial statements, management has determined that, technically, a material weakness in internal control over financial reporting existed at December 31, 2006, and based on the criteria noted above, now concludes that the Company’s internal control over financial reporting was not effective as of December 31, 2006.
          A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that, as of December 31, 2006, a material weakness existed in the Company’s internal control over financial reporting. This conclusion is based on the Company’s recognition upon its reassessment of SFAS 131 “Disclosures about Segments of an Enterprise and Related Information” that the Company did not adequately analyze the disclosure requirements and, as a result, needed to expand its number of reportable segments from two reportable segments to seven reportable segments.
          Deloitte and Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report of Form 10-K/A, has issued an attestation report on management’s assessment of internal control over financial reporting as of December 31, 2006 (Restated), which is set forth below.
Changes in Internal Control Over Financial Reporting
          There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
          Subsequent to December 31, 2006, the Company’s management is taking the following steps to remedy the material weakness in internal control over financial reporting identified above:
•	Key personnel involved in the financial reporting process are enhancing the controls by which the SFAS No. 131 authoritative guidance is analyzed, monitored and applied on a regular basis.

•	The Company will now require the Company’s Disclosure Committee to review its segment reporting on a quarterly basis.

Attestation Report of the Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Preformed Line Products Company
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Restated), that Preformed Line Products Company and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our report dated March 15, 2007, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. The Company subsequently identified a material weakness in internal control over financial reporting, which caused its 2006 annual consolidated financial statements and 2006 interim condensed financial statements to be restated, as described in Note J. Accordingly, management subsequently restated its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of internal control over financial reporting as of December 31, 2006 expressed herein is different from that expressed in our initial report dated March 15, 2007.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s restated assessment: management did not design and maintain adequate internal controls over the identification of operating segments, the determination of reportable segments and the preparation and review of the associated financial statement disclosures of the related segment information, which resulted in the restatement of the previously issued consolidated financial statements. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006 (as restated) and this report does not affect our report on such financial statements.
In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2006, and our report dated March 15, 2007 (January 4, 2008 as to the effects of the restatement discussed in Note J) expressed an unqualified opinion on those financial statements and financial statement schedule, and included explanatory paragraphs regarding the Company’s adoption of new accounting standards and the restatement discussed in Note J.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
March 15, 2007
(January 4, 2008 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (Restated))
Item 9B. Other Information
          None
Part III
Item 10. Directors and Executive Officers of the Registrant
          The information required by this Item 10 is incorporated by reference to the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held April 23, 2007 (the “Proxy Statement”). Information relative to executive officers of the Company is contained in Part I of this Annual Report of Form 10-K/A. The Company has adopted a code of conduct. A copy of the code of conduct can be obtained from our Internet site at http://www.preformed.com in our About Us section.
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
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedule

Page	Financial Statements

32	Consolidated Balance Sheets
33	Statements of Consolidated Operations
34	Statements of Consolidated Cash Flows
35	Statements of Consolidated Shareholders’ Equity
36	Notes to Consolidated Financial Statements

Page	Schedule

61	II — Valuation and Qualifying Accounts

(b) Exhibits

Exhibit
Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

4	Description of Specimen Share Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated February 7, 2006 regarding sponsorship of racing car, (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2006).

10.2	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.3	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.4	Preformed Line Products Company Executive Life Insurance Plan — Summary (incorporated by reference to the Company’s Registration Statement on Form 10).

10.5	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.6	Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).

10.7	Amendment to the Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.8	Retirement Agreement between R. Jon Barnes and Preformed Line Products Company dated April 14, 2004, (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).

10.9	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).

10.10	Retirement Agreement between Robert C. Hazenfield and Preformed Line Products Company dated December 19, 2005, (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2005).

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

21	Subsidiaries of Preformed Line Products Company (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company
January 4, 2008	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer

January 4, 2008	/s/ Eric R. Graef
Eric R. Graef
Vice President Finance and Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

January 4, 2008	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer

January 4, 2008	/s/ Frank B. Carr
Frank B. Carr
Director

January 4, 2008	/s/ John D. Drinko
John D. Drinko
Director

January 4, 2008	/s/ Barbara P. Ruhlman
Barbara P. Ruhlman
Director

January 4, 2008	/s/ Randall M. Ruhlman
Randall M. Ruhlman
Director

January 4, 2008	/s/ John P. O’Brien
John P. O'Brien
Director

January 4, 2008	/s/ Glenn E. Corlett
Glenn E. Corlett
Director

PREFORMED LINE PRODUCTS COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2006, 2005 and 2004
(In Thousands)

	Balance at	Additions charged		Other additions	Balance at
	beginning	to costs and		or deductions	end of
For the year ended December 31, 2006:	of period	expenses	Deductions	(a)	period

Allowance for doubtful accounts	$616	$419	$(289)	$16	$762
Product return reserve	173	742	(468)	—	447
Inventory reserve	3,185	1,906	(834)	76	4,333
Accrued product warranty	10	82	(10)	—	82

	Balance at	Additions charged			Balance at
	beginning	to costs and		Other additions	end of
For the year ended December 31, 2005:	of period	expenses	Deductions	or deductions	period

Allowance for doubtful accounts	$2,396	$85	$(1,874)	$9	$616
Product return reserve	71	102	—	—	173
Inventory reserve	3,093	603	(607)	96	3,185
Accrued product warranty	177	26	(204)	11	10

	Balance at	Additions charged			Balance at
	beginning	to costs and		Other additions	end of
For the year ended December 31, 2004:	of period	expenses	Deductions	or deductions	period

Allowance for doubtful accounts	$2,463	$190	$(386)	$129	$2,396
Product return reserve	123	(52)	—	—	71
Inventory reserve	3,013	1,066	(985)	(1)	3,093
Accrued product warranty	202	53	(78)	—	177

(a)	Other additions or deductions relate to translation adjustments.

Exhibit Index

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

4	Description of Specimen Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated February 7, 2006 regarding sponsorship of racing car, (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2006).

10.2	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.3	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.4	Preformed Line Products Company Executive Life Insurance Plan — Summary (incorporated by reference to the Company’s Registration Statement on Form 10).

10.5	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.6	Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).

10.7	Amendment to the Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.8	Retirement Agreement between R. Jon Barnes and Preformed Line Products Company dated April 14, 2004, (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).

10.9	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option Agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).

10.10	Retirement Agreement between Robert C. Hazenfield and Preformed Line Products Company dated December 19, 2005 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2005).

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

21	Subsidiaries of Preformed Line Products Company (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.