Form 10-Q/A
period 2007-03-31
PREFORMED LINE PRODUCTS CO
filed 2008-01-04
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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
Yes ☐ No ☑
The number of common shares outstanding as of January 4, 2008: 5,381,456.

Explanatory Note
This Form 10-Q/A amends our Quarterly Report on Form 10-Q for the period ended March 31, 2007, as filed with the Securities and Exchange Commission (SEC) on May 10, 2007 (the “Original Filing”). We have restated the accompanying consolidated financial statements to expand our previous two reportable segments (Domestic and Foreign) to seven reportable segments (PLP-USA, SMP, Australia, Brazil, South Africa, Canada and All Other). The following items have been amended as a result of the restatement of our reportable segments:
•	Part I — Item 1, Financial Statements and Supplementary Data

•	Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have also updated our inventory information contained in Note B — Other Financial Statement Information in our Notes To Consolidated Financial Statements in response to a Securities and Exchange Commission (SEC) comment letter.
The restatement of our segment information and other changes contained in the Notes To Consolidated Financial Statements have no effect on our financial position as of March 31, 2007 and December 31, 2006 or our results of operations and cash flows for the three- month periods ended March 31, 2007 and 2006.
Except for the items described above, the financial statements and other disclosures in this Form 10-Q/A do not reflect any events that have occurred after March 31, 2007. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the Original Filing.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
The accompanying unaudited financial statements of Preformed Line Products Company (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain amounts in the prior year financial statements have been adjusted for the retrospective application of Financial Accounting Standards Board (FASB) Staff Position AUG AIR — 1, “Accounting for Planned Major Maintenance Activities,” and the beginning of the year retained earnings has been reduced for the cumulative effect of adopting FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” (see Note H). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.
The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s Form 10-K/A for 2006 filed on January 4, 2008 with the Securities and Exchange Commission.
NOTE B — OTHER FINANCIAL STATEMENT INFORMATION
Inventories

	March 31,	December 31,
	2007	2006

Finished goods	$18,104	$17,044
Work-in-process	2,506	1,844
Raw material	27,382	25,431

	47,992	44,319
Excess of current cost over LIFO cost	(3,809)	(3,904)

	$44,183	$40,415

During the first quarter of 2007, management’s comprehensive review of the components of the Company’s Brazil operation’s excess and obsolescence reserve calculation discovered that the details of the reserve account included an inappropriate reserve of $.4 million at December 31, 2006. Management determined that the error was not material, quantitatively or qualitatively, to prior periods. The Company recorded the $.4 million adjustment in the first quarter of 2007, which adjustment is not expected to be material to the annual 2007 results of operations.

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

NOTE E — GOODWILL AND OTHER INTANGIBLES (As Restated, See Note I)
The Company performed its annual impairment test for goodwill pursuant to SFAS No. 142, “Goodwill and Intangible Assets”, and had determined that no adjustment to the carrying value of goodwill was required. The aggregate amortization expense for other intangibles with finite lives for each of the three-months ended March 31, 2007 and 2006 was $.1 million. Amortization expense is estimated to be $.3 million annually for 2007 through 2011.
The following table sets forth the carrying value and accumulated amortization of intangibles, including the effect of foreign currency translation, as of the periods ended:

	March 31, 2007	December 31, 2006

Intangible assets — primarily patents	$5,026	$5,026
Accumulated amortization	(2,561)	(2,480)

Total amoritized intangible assets	$2,465	$2,546

The Company’s only intangible asset with an indefinite life is goodwill. The Company’s addition of $2.6 million to goodwill is related to the acquisition of Direct Power and Water Corporation (DPW) (see Note J — Business Combinations for further details). The changes in the carrying amount of goodwill, by segment, for the three-month period ended March 31, 2007, is as follows:

	Australia	South Africa	All Other	Total

Balance at January 1, 2007	$257	$55	$1,854	$2,166
Additions	—	—	2,565	2,565
Curency translation	—	(2)	64	62

Balance at March 31, 2007	$257	$53	$4,483	$4,793

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
There were 15,000 options granted during the three months ended March 31, 2007. There were no options granted during the three months ended March 31, 2006. The fair value for the stock options granted in 2007 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2007
Risk-free interest rate	4.3%
Dividend yield	3.1%
Expected life (years)	6
Expected volatility	40.7%
Activity in the Company’s stock option plan for the three months ended March 31, 2007 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Number of Shares	per Share	Term (Years)	Value

Outstanding at January 1, 2007	130,811	$23.43
Granted	15,000	$35.50
Exercised	(200)	$15.13
Forfeited	—

Outstanding (vested and expected to vest) at March 31, 2007	145,611	$21.02	6.4	$1,747

Exercisable at March 31, 2007	102,611	$20.73	5.4	$1,620

The weighted—average grant-date fair value of options granted during 2007 was $11.76. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $4 thousand and $17 thousand, respectively. There were no stock options that vested during the three months ended March 31, 2007 and 2006.
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
Activity for nonvested stock options for the three months ended March 31, 2007 was as follows:

		Weighted- average
		grant-date fair
	Number of Shares	value per share

Nonvested at January 1, 2007	28,000	$10.61
Granted	15,000	$11.76
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2007	43,000	$11.01

NOTE G —RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
NOTE H — NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS
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
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $.8 million increase in the liability for unrecognized tax benefits which was accounted for as a reduction in retained earnings. The total amount of unrecognized tax benefits including the accrual for interest and penalties, as of the date of adoption was $1.8 million, all of which would affect the effective tax rate if recognized.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes. The Company had $.1 million accrued for the payment of interest and penalties at December 31, 2006. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest and penalties to $.2 million.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2004.

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
The cumulative effect of the retrospective application of the new accounting principle to the carrying value of assets and liabilities and the offsetting adjustment to opening January 1, 2006 retained earnings was a decrease in deferred tax assets of $.1 million, a decrease in accrued liabilities of $.3 million and an increase in beginning retained earnings of $.2 million. The effect on the results of operations for the quarter ended March 31, 2006 was an increase to net income of $15 thousand in the PLP-USA segment.
NOTE I —SEGMENT INFORMATION (As Restated)
Subsequent to the year ended December 31, 2006, the Company completed a re-assessment of its operations and reporting structures. As a result of this assessment the Company has restated and will now report seven reportable segments. Consequently, the Company’s segment disclosures have been restated from the two reportable segments (Domestic and Foreign) that were previously reported. The international segments have been determined based on results of operations as reported by location. The domestic segments have been determined based upon the end use of products. The reportable segments are PLP-USA, SMP, Australia, Brazil, South Africa, Canada, and All Other. The PLP-USA segment is comprised of the U.S. operations supporting primarily the Company’s domestic energy and telecommunications products and was previously part of the domestic segment. The SMP segment is comprised of the U.S. operations supporting the Company’s data communication products and was previously part of the domestic segment. The Australia segment is comprised of the Company’s operation in Australia producing and selling the Company’s energy and telecommunications products and was previously part of the foreign segment. The Brazil, South Africa and Canada segments are comprised of the manufacturing and sales operations from those locations which meet at least one of the criteria of a reportable segment and were previously part of the foreign segment. The remaining foreign operations, including the Company’s operation in Australia producing and selling data communication products, that were previously part of the foreign segment and the newly acquired domestic solar energy operation are included in the All Other segment because none of these operations meet the criteria for a reportable segment and individually represent less than 10% of combined net sales, consolidated net income or consolidated assets.
The following table presents a summary of the Company’s reportable segments for the three month periods ended March 31, 2007 and 2006. Current year and prior year amounts have been restated to reflect the seven reportable segments.

	Three month periods ended March 31,
	2007	2006
Net sales
PLP-USA	$27,489	$22,731
SMP	4,552	5,230
Australia	4,138	2,517
Brazil	4,521	6,227
South Africa	1,500	1,989
Canada	2,291	2,145
All Other	12,040	11,796

Total net sales	$56,531	$52,635

Intersegment sales
PLP-USA	$1,661	$1,379
SMP	67	134
Australia	15	24
Brazil	575	66
South Africa	138	109
Canada	18	36
All Other	1,748	1,317

Total intersegment sales	$4,222	$3,065

	Three month periods ended March 31,
	2007	2006
Interest income
PLP-USA	$167	$244
SMP	18	—
Australia	4	5
Brazil	25	91
South Africa	21	5
Canada	23	31
All Other	47	26

Total interest income	$305	$402

Interest expense
PLP-USA	$(35)	$(6)
SMP	—	—
Australia	(18)	(30)
Brazil	(2)	(2)
South Africa	—	—
Canada	—	—
All Other	(110)	(64)

Total interest expense	$(165)	$(102)

Income taxes
PLP-USA	$935	$254
SMP	(85)	35
Australia	68	1
Brazil	265	254
South Africa	125	165
Canada	186	183
All Other	300	210

Total income taxes	$1,794	$1,102

Net income (loss)
PLP-USA	$1,795	$780
SMP	(133)	68
Australia	159	2
Brazil	484	508
South Africa	305	386
Canada	321	315
All Other	787	440

Total net income (loss)	$3,718	$2,499

	March 31, 2007	December 31, 2006
Identifiable assets
PLP-USA	$71,842	$73,005
SMP	12,880	12,809
Brazil	14,895	12,161
South Africa	4,506	4,103
Canada	7,153	6,637
All Other	68,616	62,137

Total indentifiable assets	$179,892	$170,852

The identifiable assets for the Company’s Australian Segment as of March 31, 2007 and December 31, 2006 have been included in All Other because the information is not separately maintained.
NOTE J — BUSINESS COMBINATIONS
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

Annualized unaudited 2006 net revenues of DPW were approximately $7.1 million. The Company will begin including the results of DPW in its consolidated financial statements in April 2007. The reported results of operations are not materially different from the proforma amounts that would include the impact of the acquisition from the beginning of the periods presented. DPW is included in the All Other category for segment disclosures.
NOTE K — SUBSEQUENT EVENTS
On April 22, 2007, the Company entered into a Stock Purchase Agreement to acquire approximately 84% of the issued and outstanding shares of Belos SA (“Belos”), a joint stock company located in Bielsko — Biala, Poland, for $6 million, subject to a holdback of $1 million. Belos is a manufacturer and supplier of fittings and equipment for low, medium and high voltage power networks and mining applications in its domestic and export markets. The closing of this agreement is contingent upon clearance from the Polish Minister of Internal Affairs and Administration as required under the Act on Acquisition of Real Estates by Foreigners of 20 March 1920, which is expected to take eight weeks.

Depending on the post-closing performance of Belos, certain earn out consideration may be paid for the year following the closing.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis gives effect to the restatement of segments discussed in Note I contained in the Unaudited Notes To Consolidated Financial Statements. The seven reportable segments are PLP-USA, SMP, Australia, Brazil, South Africa, Canada, and All Other. Our PLP-USA segment is comprised of our U.S. operations primarily supporting our domestic energy and telecommunications products and was previously part of our domestic segment. The SMP segment is comprised of our U.S. operations supporting our data communication products and was previously part of our domestic segment. The Australia segment is comprised of our operations in Australia supporting energy and telecommunications products and was previously part of our foreign segment. Our Brazil, South Africa and Canada segments are comprised of the manufacturing and sales operations from those locations which meet at least one of the criteria of a reportable segment and were previously part of our foreign segment. Our remaining foreign operations, including our operation in Australia producing and selling data communication products, that were previously part of our foreign segment and the newly acquired domestic solar energy operation are included in All Other as none of these operations meet the criteria for a reportable segment and individually represent less than 10% of our combined net sales, consolidated net income or consolidated assets.
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
THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006
For the three months ended March 31, 2007, net sales were $56.5 million, an increase of $3.9 million, or 7%, from the same period in 2006 as summarized in the following table:

	Three month periods ended March 31,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2007	2006	Change	rate changes	change	change
Net sales
PLP-USA	$27,489	$22,731	$4,758	—	$4,758	21%
SMP	4,552	5,230	(678)	—	(678)	(13)
Australia	4,138	2,517	1,621	243	1,378	55
Brazil	4,521	6,227	(1,706)	164	(1,870)	(30)
South Africa	1,500	1,989	(489)	(266)	(223)	(11)
Canada	2,291	2,145	146	(34)	180	8
All Other	12,040	11,796	244	803	(559)	(5)

Consolidated	$56,531	$52,635	$3,896	$910	$2,986	6%

PLP-USA net sales increased $4.8 million, or 21%. The increase in PLP-USA net sales was due primarily to sales increases in the energy markets. We anticipate the PLP-USA energy market to exhibit continued strength for the remainder of 2007 as long as the general economy remains strong. Our first quarter net sales in the domestic telecommunications market increased 7%. We expect an increase in demand for our communication products for the remainder of 2007 as a result of increasing investments by cable television companies to defend their market share as well as the investment by communication companies in Fiber-to-the-Premises installations. Our SMP net sales decreased $.7 million, or 13%, primarily due to a decrease in original equipment manufacture (OEM) sales. Foreign net sales were favorably impacted by $.9 million when converted to U.S. dollars as a result of the weaker U.S. dollar compared to certain foreign currencies when compared to the first quarter 2006 conversion rates. Excluding the effect of currency conversion, Australia net sales increased $1.4 million, Brazil net sales decreased $1.9 million, South Africa net sales decreased $.2 million and Canada net sales increased $.2 million primarily as a result of the change in volume/mix within their markets. All Other sales decreased $.6 million excluding the effect of currency conversion due to volume/mix. We expect that growth in the foreign energy markets will continue for the foreseeable future not only as new construction projects are added in developing markets but also due to the need to rebuild and refurbish much of the foreign energy transmission and distribution infrastructure in developed countries.
Gross profit of $18.9 million for the three months ended March 31, 2007 increased $2.4 million, or 15%, compared to the same period in 2006. PLP-USA gross profit of $9.0 million increased $2.1 million, or 30%. PLP-USA gross profit increased $1.5 million due to increased net sales and $.6 million as a result of lower per unit manufacturing cost being realized as a result of higher production volumes when compared to 2006. SMP gross profit of $.7 million decreased $.5 million, or 39%. SMP gross profit decreased $.2 million due to decreased net sales and $.3 million due to price and mix and increased material costs. Australia gross profit increased $.3 million due primarily to a $.5 million improvement in gross profit due to increased sales partially offset by an increase in material costs. Brazil gross profit decreased only slightly as a decrease in gross margin of $.5 million due to lower sales was offset by a favorable $.4 million adjustment to cost of sales as a result of an adjustment recorded to correct a certain inventory reserve balance. During the first quarter of 2007, management’s comprehensive review of the components of the Company’s Brazil operation’s excess and obsolescence reserve calculation discovered that the details of the reserve account included an inappropriate reserve of $.4 million at December 31, 2006. Management determined that the error was not material, quantitatively or qualitatively, to prior periods. The Company recorded the $.4 million adjustment in the first quarter of 2007, which adjustment is not expected to be material to the annual 2007 results of operations. South Africa gross profit decreased $.2 million due primarily to a $.1 million decrease as a result of lower sales and $.1 million due to the change in the currency exchange rate compared to the same period in 2006. Canada gross profit increased $.1 million primarily as a result of increased sales. All Other gross profit of $4.4 million improved $.6 million as a result of a $.3 million increase due to the change in the currency exchange rates compared to the same period in 2006 and a $.3 million improvement as a result of product mix and the implementation of a new manufacturing process.
We expect continued pressure on gross profit percentage as a result of the anticipated increases in our raw material costs. However, we expect the use of alternative new materials and a new production process to partially offset this impact.
Cost and expenses by segment for the three month period ended March 31, 2007 compared to the previous year are summarized in the following table:

	Three months ended March 31,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2007	2006	Change	rate changes	change	change
Costs and expenses
PLP-USA	$7,451	$7,073	$378	—	$378	5%
SMP	1,376	1,488	(112)	—	(112)	(8)
Australia	846	771	75	51	24	7
Brazil	959	990	(31)	36	(67)	(7)
South Africa	249	277	(28)	(44)	16	6
Canada	387	342	45	(5)	50	15
All Other	2,643	2,556	87	172	(85)	(3)

Consolidated	$13,911	$13,497	$414	$210	$204	3%

Effective January 1, 2007, we applied FASB Staff Position AUG AIR — 1 retrospectively. As a result, PLP-USA general and administrative costs and expenses for the three months ended March 31, 2006 were decreased by twenty two thousand dollars.
Costs and expenses of $13.9 million for the three month period ended March 31, 2007 increased $.4 million, or 3%, compared to the previous year primarily as a result of a $.2 million unfavorable impact on local currency costs and expenses when converted to U.S. dollars compared to the first quarter 2006 conversion rate and the increase in PLP-USA costs and expenses. PLP-USA costs and expenses increased due to a $.1 million increase in advertising and promotional expenses, a $.2 million increase in personnel related expenses coupled with an adjustment to the carrying value of certain insurance policies. SMP costs and expenses decreased due to $.1 million decrease in employee related expenses. The change in costs and expenses in the remaining segments and the All Other category for the three months ended March 31, 2007 compared to the same period 2006 was insignificant.
Royalty income — net for the quarter ended March 31, 2007 of $.4 million improved slightly compared to 2006.
Operating income of $5.4 million for the quarter ended March 31, 2007 increased $2.1 million, or 62%, compared to the same period in 2006. This increase was primarily a result of the $2.4 million increase in gross profit partially offset by the $.4 million increase in costs and expenses. PLP-USA operating income increased $1.8 million compared to the same period in 2006 as a result of the increase in gross profit of $2.1 million and a $.1 million increase in intercompany royalty income partially offset by the $.4 million increase in costs and expenses. SMP operating income decreased $.3 million compared to 2006 as a result of the $.5 million decrease in gross profit partially offset by a $.1 million decrease in costs and expenses and a $.1 million increase in royalty income. Australia operating income increased $.2 million primarily as a result of their $.3 million improvement in gross profit being partially offset by a $.1 million increase in costs and expenses. Brazil operating income of $.7 million and Canada’s operating income of $.5 million for the three months ended March 31, 2007 remained relatively unchanged compared to the same period in 2006. South Africa operating income of $.4 million decreased $.1 million compared to 2006, primarily as a result of lower gross profit on lower sales. All Other operating income of $1.1 million increased $.5 million primarily as a result of a $.6 million increase in gross profit partially offset by a $.1 million increase in costs and expenses compared to the same period in 2006.
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
As a result of the preceding items, net income for the three month period ended March 31, 2007 was $3.7 million, or $.69 per diluted share, compared to net income of $2.5 million, or $.43 per diluted share, for the same period in 2006. PLP-USA net income of $1.8 million increased $1 million compared to the same period in 2006 primarily as a result of a $1.8 million increased in operating income partially offset by a $.1 million decrease in interest income and a $.7 million increase in income taxes. SMP net loss of $.1 million was $.2 million worse than the same period in 2006 as a result of a $.3 million decrease in operating income partially offset by a $.1 million reduction in income taxes. Australia net income of $.2 million increased $.2 million compared to the first quarter 2006 primarily due to a $.2 increase in operating income. Brazil net income of $.5 million and Canada net income of $.3 million remained relatively unchanged compared to the same period in 2006. South Africa net income of $.3 million decreased $.1 million primarily as a result of a $.1 million decrease in operating income. All Other net income of $.8 million increased $.3 million as a result of a $.5 million increase in operating income partially offset a $.1 million increase in income taxes and an increase in interest expense.
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
Cash used in financing activities was $1.2 million compared to $1.4 million in the previous year. This decrease was primarily a result of lower dividends paid on fewer outstanding shares and less common shares repurchased by the Company compared to the same period in 2006.
Our current ratio was 3.0 to 1 at March 31, 2007 compared to 3.2 to 1 at December 31, 2006. Our current ratio decreased primarily due to the $4.6 million used to acquire property and equipment and the acquisition of a business. At March 31, 2007, our unused balance under our main credit facility was $20 million and our bank debt to equity percentage was 7%. Our main revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At March 31, 2007, we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash position, together with our available borrowing capacity, provides substantial financial resources. If we were to incur significant indebtedness, we expect to be able to continue to meet liquidity needs under the credit facilities. We would not increase our debt to a level that we believe would have a material adverse impact upon the results of operations or financial condition.
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
The cumulative effect of the retrospective application of the new accounting principle to the carrying value of assets and liabilities and the offsetting adjustment to opening January 1, 2006 retained earnings was a decrease in deferred tax assets of $.1 million, a decrease in accrued liabilities of $.3 million and an increase in beginning retained earnings of $.2 million. The effect on the results of operations for the quarter ended March 31, 2006 was an increase to net income of $15 thousand in our PLP-USA segment.
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
ITEM 4. CONTROLS AND PROCEDURES
Background of Restatement
Subsequent to the filing of the Company’s Form 10-Q for the quarterly period ended March 31, 2007 and in response to a comment raised by the Staff of the SEC, the Company determined that its previously issued financial statements should be restated to expand the Company’s segment disclosures. The restatement is further discussed in Note I contained in the Notes To Consolidated Financial Statements in Item 1 — Financial Statements and Supplementary Data of this Form 10-Q/A and in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q/A.
The restatement of the Company’s segment information contained in the Notes To Consolidated Financial Statements has no effect on the Company’s financial position, results of operations and cash flows.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Vice President of Finance and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of March 31, 2007 in connection with the original filing of the Form 10-Q on May 10, 2007. Based on that evaluation, the Company’s management including the Chief Executive Officer and Vice President of Finance and Treasurer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.
Subsequent to the evaluation made in connection with the filing of the Company’s Form 10-Q for the quarterly period ended March 31, 2007 and in connection with the restatement and the filing of this Form 10-Q/A, the Company’s management, including the Chief Executive Officer and Vice President of Finance and Treasurer, reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2007 due to the following material weakness identified in internal control over financial reporting. The Company recognized upon its reassessment of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” that it did not adequately analyze the disclosure requirements. This material weakness resulted in the restatement of the Company’s previously issued consolidated financial statements to expand its number of reportable segments from two reportable segments to seven reportable segments as more fully described in Note I in the Notes To Consolidated Financial Statements.
Changes in Internal Control over Financial Reporting
There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the quarter ended March 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Subsequent to March 31, 2007, the Company’s management is taking the following steps to remedy the material weakness in internal control over financial reporting identified above:
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
ITEM 1A. RISK FACTORS
There were no material changes from the risk factors previously disclosed in the Company’s 10-K/A for the fiscal year ended December 31, 2006 filed on January 4, 2008.

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

Company Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
			Part of Publicly	be Purchased under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

January	—	—	—	200,000
February	—	—	—	200,000
March	2,022	$33.63	2,022	197,978

Total	2,022
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
2.1	Stock Purchase Agreement, dated March 22, 2007, by and among the Company and Claudia W. Goodreau, Kevin M. Goodreau, Dora Ely Randall and Jeffrey J. Randall to acquire Direct Power and Water Corporation (previously filed with the From 10-Q for the quarter ended March 31, 2007).

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

FORWARD LOOKING STATEMENTS
Cautionary Statement for “Safe Harbor” Purposes Under The Private Securities Litigation Reform Act of 1995
This Form 10-Q/A and other documents the Company files with the Securities and Exchange Commission contain forward-looking statements regarding the Company’s and management’s beliefs and expectations. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance (as opposed to historical items) and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the Company’s control. Such uncertainties and factors could cause the Company’s actual results to differ materially from those matters expressed in or implied by such forward-looking statements.
     The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:
•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States, Canada, and Western Europe;

•	The effect on the Company’s business resulting from economic uncertainty within Latin American regions;

•	Technology developments that affect longer-term trends for communication lines such as wireless communication;

•	The Company’s success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

•	The rate of progress in continuing to modify the Company’s cost structure to maintain and enhance the Company’s competitiveness;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful in expanding the Company’s product line into new areas;

•	The Company’s ability to identify, complete and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	Changes in significant government regulations affecting environmental compliances;

•	The Company’s ability to compete in the domestic data communication market;

•	The telecommunication market’s continued deployment of Fiber-to-the-Premises;

•	Those factors described under the heading “Risk Factors” on page 13 of the Company’s Form 10-K/A for the fiscal year ended December 31, 2006 filed on January 4, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 4, 2008	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

January 4, 2008	/s/ Eric R. Graef
Eric R. Graef
Vice President — Finance and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX
2.1	Stock Purchase Agreement, dated March 22, 2007, by and among the Company and Claudia W. Goodreau, Kevin M. Goodreau, Dora Ely Randall and Jeffrey J. Randall to acquire Direct Power and Water Corporation (previously filed with the From 10-Q for the quarter ended March 31, 2007).

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.