Form 10-Q
period 2007-06-30
PREFORMED LINE PRODUCTS CO
filed 2008-01-04
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007	Commission file number 0-31164
Preformed Line Products Company
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-0676895

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

660 Beta Drive Mayfield Village, Ohio	44143

(Address of Principal Executive Office)	(Zip Code)
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
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
Thousands of dollars, except share data	2007	2006

ASSETS
Cash and cash equivalents	$23,529	$29,949
Accounts receivable, less allowances of $1,356 ($1,209 in 2006)	40,535	30,029
Inventories — net	47,948	40,415
Deferred income taxes	3,413	2,528
Prepaids and other	4,132	2,504

TOTAL CURRENT ASSETS	119,557	105,425

Property and equipment — net	55,421	52,810
Deferred income taxes	4,112	5,145
Goodwill — net	4,876	2,166
Patents and other intangibles — net	2,385	2,546
Other assets	2,623	2,760

TOTAL ASSETS	$188,974	$170,852

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to banks	$4,256	$3,738
Current portion of long-term debt	1,795	2,157
Trade accounts payable	16,155	11,606
Accrued compensation and amounts withheld from employees	6,826	5,556
Accrued expenses and other liabilities	6,497	4,225
Accrued profit-sharing and other benefits	2,826	3,596
Dividends payable	1,076	1,072
Income taxes	1,151	1,129

TOTAL CURRENT LIABILITIES	40,582	33,079

Long-term debt, less current portion	1,694	2,204
Deferred income taxes	521	439
Unfunded pension liabilities	4,325	3,982
Unrecognized tax benefits	2,231	—
Other non-current liabilities	375	—

SHAREHOLDERS’ EQUITY
Common shares — $2 par value, 15,000,000 shares authorized, 5,378,456 and 5,360,259 issued and outstanding, net of 373,333 and 365,311 treasury shares at par, respectively	10,757	10,721
Paid in capital	2,370	1,562
Retained earnings	136,128	131,949
Accumulated other comprehensive loss	(10,009)	(13,084)

TOTAL SHAREHOLDERS’ EQUITY	139,246	131,148

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$188,974	$170,852

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three month periods ended June 30,		Six month periods ended June 30,
In thousands, except per share data	2007	2006	2007	2006

Net sales	$63,753	$56,098	$120,284	$108,733
Cost of products sold	42,691	37,652	80,314	73,816

GROSS PROFIT	21,062	18,446	39,970	34,917

Costs and expenses
Selling	6,618	5,630	12,581	11,397
General and administrative	6,549	5,871	12,365	11,667
Research and engineering	2,058	2,006	4,004	3,879
Other operating expenses — net	104	121	290	182

	15,329	13,628	29,240	27,125

Royalty income — net	761	371	1,142	717

OPERATING INCOME	6,494	5,189	11,872	8,509

Other income (expense)
Interest income	269	353	574	755
Interest expense	(132)	(133)	(297)	(235)
Other expense — net	(7)	(15)	(13)	(34)

	130	205	264	486

INCOME BEFORE INCOME TAXES	6,624	5,394	12,136	8,995

Income taxes	2,808	1,843	4,602	2,945

NET INCOME	$3,816	$3,551	$7,534	$6,050

Net income per share — basic	$0.71	$0.62	$1.40	$1.06

Net income per share — diluted	$0.70	$0.62	$1.39	$1.05

Cash dividends declared per share	$0.20	$0.20	$0.40	$0.40

Weighted average number of shares outstanding — basic	5,369	5,720	5,364	5,725

Weighted average number of shares outstanding — diluted	5,421	5,766	5,408	5,776

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Six Month Periods Ended June 30,
Thousands of dollars	2007	2006

OPERATING ACTIVITIES
Net income	$7,534	$6,050
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,746	3,384
Deferred income taxes	341	(187)
Stock based compensation expense	128	139
Net investment in life insurance	145	72
Other — net	65	(202)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(11,148)	(8,457)
Inventories	(5,628)	(717)
Trade accounts payables and accrued liabilities	7,168	1,553
Income taxes	1,458	1,192
Other — net	(595)	(826)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,214	2,001

INVESTING ACTIVITIES
Capital expenditures	(4,360)	(6,940)
Business acquisitions, net of cash received	(2,550)	—
Proceeds from the sale of property and equipment	93	291

NET CASH USED IN INVESTING ACTIVITIES	(6,817)	(6,649)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	(166)	1,499
Proceeds from the issuance of long-term debt	—	3,019
Payments of long-term debt	(1,132)	(2,711)
Dividends paid	(2,143)	(2,290)
Excess tax benefits from stock based awards	193	—
Issuance of common shares	487	87
Purchase of common shares for treasury	(328)	(641)

NET CASH USED IN FINANCING ACTIVITIES	(3,089)	(1,037)

Effects of exchange rate changes on cash and cash equivalents	272	517

Decrease in cash and cash equivalents	(6,420)	(5,168)

Cash and cash equivalents at beginning of year	29,949	39,592

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,529	$34,424

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Tables in thousands, except per share data
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited financial statements of Preformed Line Products Company (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain amounts in the prior year financial statements have been adjusted for the retrospective application of Financial Accounting Standards Board (FASB) Staff Position AUG AIR — 1, “Accounting for Planned Major Maintenance Activities,” and the beginning of the year retained earnings has been reduced for the cumulative effect of adopting FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” (see Note H). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.
The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s Form 10-K/A for 2006 filed on January 4, 2008 with the Securities and Exchange Commission (SEC).
NOTE B — OTHER FINANCIAL STATEMENT INFORMATION
Inventories

	June 30,	December 31,
	2007	2006

Finished goods	$18,626	$17,044
Work-in-process	2,434	1,844
Raw material	30,583	25,431

	51,643	44,319
Excess of current cost over LIFO cost	(3,695)	(3,904)

	$47,948	$40,415

During 2007, management’s comprehensive review of the components of the Company’s Brazil operation’s excess and obsolescence reserve calculation discovered that the details of the reserve account included an inappropriate reserve of $.6 million at December 31, 2006. Based on the timing of the completion of certain aspects of this review, the Company recorded a $.4 million adjustment in the first quarter of 2007 and a $.2 million adjustment in the second quarter of 2007 related to the excess and obsolete reserve at December 31, 2006. Management determined that the total year-to-date adjustments related to Brazil’s excess and obsolete reserve of $.6 million were not material, quantitatively or qualitatively, to prior periods and are not expected to be material to the annual 2007 results of operations.

Property and equipment
Major classes of property, plant and equipment are stated at cost and were as follows:

	June 30,	December 31,
	2007	2006

Land and improvements	$8,701	$8,422
Buildings and improvements	43,063	41,941
Machinery and equipment	103,259	101,339
Construction in progress	4,898	2,629

	159,921	154,331
Less accumulated depreciation	104,500	101,521

	$55,421	$52,810

Comprehensive Income
The components of comprehensive income are as follows:

	Three month periods ended June 30,		Six month periods ended June 30,
	2007	2006	2007	2006

Net income	$3,816	$3,551	$7,534	$6,050
Other comprehensive income:
Foreign currency adjustments	2,322	614	3,075	1,141

Comprehensive income	$6,138	$4,165	$10,609	$7,191

Guarantees

Product warranty balance at January 1, 2007	$82
Additions charged to Cost of products sold	3
Deductions	(26)

Product warranty balance at June 30, 2007	$59

Legal Proceedings
From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.
NOTE C — PENSION PLANS
Net periodic benefit cost for the Company’s domestic plan included the following components:

	Three month periods ended June 30,		Six month periods ended June 30,
	2007	2006	2007	2006

Service cost	$177	$205	$354	$386
Interest cost	234	240	469	454
Expected return on plan assets	(234)	(232)	(469)	(437)
Recognized net actuarial loss	26	62	52	117

Net periodic benefit cost	$203	$275	$406	$520

As of June 30, 2007, $.1 million of contributions have been made. The Company presently anticipates contributing an additional $.2 million to fund its pension plan in 2007 for a total of $.3 million.
NOTE D — COMPUTATION OF EARNINGS PER SHARE

	Three month periods ended June 30,		Six month periods ended June 30,
	2007	2006	2007	2006

Numerator
Net income	$3,816	$3,551	$7,534	$6,050

Denominator
Determination of shares
Weighted average common shares outstanding	5,369	5,720	5,364	5,725
Dilutive effect — employee stock options	52	46	44	51

Diluted weighted average common shares outstanding	5,421	5,766	5,408	5,776

Earnings per common share
Basic	$0.71	$0.62	$1.40	$1.06

Diluted	$0.70	$0.62	$1.39	$1.05

NOTE E — GOODWILL AND OTHER INTANGIBLES
The Company had performed its impairment test for goodwill pursuant to SFAS No. 142, “Goodwill and Intangible Assets”, as of January 1, 2007, and had determined that no adjustment to the carrying value of goodwill was required. The aggregate amortization expense for other intangibles with finite lives for each of the three months ended June 30, 2007 and 2006 was $.1 million, and for each of the six months ended June 30, 2007 and 2006 was $.2 million. Amortization expense is estimated to be $.3 million annually for 2007 through 2011.
The following table sets forth the carrying value and accumulated amortization of intangibles, including the effect of foreign currency translation as of the periods ended:

	June 30, 2007	December 31, 2006

Intangible assets — primarily patents	$5,028	$5,026
Accumulated amortization	(2,643)	(2,480)

Total amoritized intangible assets	$2,385	$2,546

The Company’s only intangible asset with an indefinite life is goodwill. The Company’s addition of $2.6 million to goodwill is related to the acquisition of DPW (see Note J — Business Combinations for further details). The changes in the carrying amount of goodwill, by segment, for the six month period ended June 30, 2007, is as follows:

	Australia	South Africa	All Other	Total

Balance at January 1, 2007	$257	$55	$1,854	$2,166
Additions	—	—	2,565	2,565
Curency translation	—	(1)	146	145

Balance at June 30, 2007	$257	$54	$4,565	$4,876

NOTE F — STOCK OPTIONS
The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At June 30, 2007 there were 27,000 shares remaining available for issuance under the Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

There were 15,000 options granted during the six months ended June 30, 2007. There were no options granted during the six months ended June 30, 2006. The fair value for the stock options granted in 2007 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2007
Risk-free interest rate	4.3%
Dividend yield	3.1%
Expected life (years)	6
Expected volatility	40.7%
Activity in the Company’s stock option plan for the six months ended June 30, 2007 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Number of Shares	per Share	Term (Years)	Value

Outstanding at January 1, 2007	130,811	$23.43
Granted	15,000	$35.50
Exercised	(27,369)	$21.55
Forfeited	—

Outstanding (vested and expected to vest) at June 30, 2007	118,442	$25.39	6.8	$2,679

Exercisable at June 30, 2007	81,442	$21.44	5.4	$2,164

The weighted—average grant-date fair value of options granted during 2007 was $11.76. The total intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was $.7 million and $.2 million, respectively. Cash received for the exercise of stock options during 2007 was $.5 million. The total fair value of stock options that vested during the six months ended June 30, 2007 and 2006 was $.1 million and $.2 million, respectively.
For the six months ended June 30, 2007 and 2006, the Company recorded compensation expense related to the stock options recognized over the requisite service period, reducing income before taxes and net income by $.1 million. For the six months ended June 30, 2007 and 2006, the impact on earnings per share was a reduction of $.02 per share, basic and diluted. The total compensation cost related to nonvested awards not yet recognized at June 30, 2007 is expected to be a combined total of $.3 million over a weighted-average period of 2 years.
The excess tax benefits from stock based awards for the six months ended June 30, 2007 of $.2 million, as reported on the consolidated statements of cash flows in financing activities, represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.
Activity for nonvested stock options for the six months ended June 30, 2007 was as follows:

		Weighted- average
	Number of	grant-date fair
	Shares	value per share

Nonvested at January 1, 2007	28,000	$10.61
Granted	15,000	$11.76
Vested	(6,000)	$11.51
Forfeited	—	—

Nonvested at June 30, 2007	37,000	$10.93

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
The cumulative effect of the retrospective application of the new accounting principle to the carrying value of assets and liabilities and the offsetting adjustment to opening January 1, 2006 retained earnings was a decrease in deferred tax assets of $.1 million, a decrease in accrued liabilities of $.3 million and an increase in beginning retained earnings of $.2 million. The effect on the results of operations for the six months ended June 30, 2006 was an increase to net income of $21 thousand in the PLP-USA segment.
NOTE I — SEGMENT INFORMATION
The following table presents a summary of the Company’s reportable segments for the three month periods and six month periods ended June 30, 2007 and 2006 based on the current reporting structure. Prior year amounts have been restated to reflect the current seven reportable segments. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profits in inventory.

	Three month		Six month
	periods ended June 30,		periods ended June 30,
	2007	2006	2007	2006
Net sales
PLP-USA	$26,517	$23,268	$54,006	$45,999
SMP	5,681	5,326	10,233	10,556
Australia	4,057	3,317	8,195	5,834
Brazil	6,821	5,456	11,342	11,683
South Africa	1,770	2,525	3,270	4,514
Canada	2,648	2,353	4,939	4,498
All Other	16,259	13,853	28,299	25,649

Total net sales	$63,753	$56,098	$120,284	$108,733

Intersegment sales
PLP-USA	$1,403	$1,407	$3,064	$2,786
SMP	43	163	110	297
Australia	68	132	83	156
Brazil	352	523	927	589
South Africa	294	2	432	111
Canada	21	259	39	295
All Other	2,920	1,568	4,668	2,885

Total intersegment sales	$5,101	$4,054	$9,323	$7,119

Interest income
PLP-USA	$151	$236	$318	$480
SMP	15	9	33	9
Australia	4	3	8	8
Brazil	15	44	40	135
South Africa	19	8	40	13
Canada	23	38	46	69
All Other	42	15	89	41

Total interest income	$269	$353	$574	$755

Interest expense
PLP-USA	$20	$(11)	$(15)	$(17)
SMP	—	—	—	—
Australia	(18)	(29)	(36)	(59)
Brazil	(16)	—	(18)	(2)
South Africa	—	—	—	—
Canada	—	—	—	—
All Other	(118)	(93)	(228)	(157)

Total interest expense	$(132)	$(133)	$(297)	$(235)

Income Taxes
PLP-USA	$1,600	$699	$2,535	$953
SMP	152	90	67	125
Australia	4	33	72	34
Brazil	196	190	461	444
South Africa	130	210	255	375
Canada	208	227	394	410
All Other	518	394	818	604

Total income taxes	$2,808	$1,843	$4,602	$2,945

	Three month		Six month
	periods ended June 30,		periods ended June 30,
	2007	2006	2007	2006
Net Income
PLP-USA	$1,584	$1,104	$3,379	$1,884
SMP	180	128	47	196
Australia	7	75	166	77
Brazil	361	419	845	927
South Africa	318	489	623	875
Canada	359	393	680	708
All Other	1,007	943	1,794	1,383

Total net income	$3,816	$3,551	$7,534	$6,050

	June 30,	December 31,
	2007	2006
Identifiable assets
PLP-USA	$74,374	$73,005
SMP	13,834	12,809
Brazil	16,057	12,161
South Africa	4,713	4,103
Canada	8,028	6,637
All Other	71,968	62,137

Total assets	$188,974	$170,852

The identifiable assets for the Company’s Australia segment as of June 30, 2007 and December 31, 2006 have been included in All Other because the information is not separately maintained.
NOTE J — BUSINESS COMBINATIONS
On March 22, 2007, the Company entered into and closed a Stock Purchase Agreement (Agreement) for $3 million, subject to a holdback of $.4 million, acquiring all of the issued and outstanding shares of Direct Power and Water Corporation (DPW), a New Mexico company that designs and installs solar systems and manufactures mounting hardware, battery, and equipment enclosures. The holdback of $.4 million is to be held as security for any liability of the sellers pursuant to the indemnity obligations set forth in the Agreement. Depending on the post-closing performance of DPW, certain earn out consideration may be paid for the three years following the closing.
The Company’s consolidated balance sheet as of June 30, 2007 reflects the acquisition of DPW under the purchase method of accounting. The Company recorded various assets acquired and liabilities assumed, primarily the working capital accounts of DPW. The allocation of the purchase price has not yet been finalized as the valuation of inventories, long lived assets and intangibles is not yet completed. The purchase price allocation remains subject to revision.
The preliminary value of assets acquired and liabilities assumed in connection with the DPW acquisition as of June 30, 2007 is as follows:

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

Annualized unaudited 2006 net revenues of DPW were approximately $7.1 million. The consolidated financial statements for the three month and six month periods ended June 30, 2007 only include results of DPW from the acquisition date. The reported results of operations are not materially different from the proforma amounts that would include the impact of the acquisition from the beginning of the periods presented. DPW is included in the All Other category for segment disclosures.
On April 22, 2007, the Company entered into a Stock Purchase Agreement for $6 million to acquire approximately 83.74% of the issued and outstanding shares of Belos SA, a Polish company that manufacturers and supplies fittings for low, medium and high voltage power networks in its domestic and export markets. The agreement was closed September 6, 2007.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Our consolidated financial results for the quarter ended June 30, 2007 incorporated the financial results of our solar energy operation (Direct Power and Water Corporation) acquired on March 22, 2007. The results of Direct Power and Water Corporation are included in our All Other segment.
Our sales and gross profit for the quarter ended June 30, 2007 increased 14% compared to the same period in 2006. Net sales increased primarily as a result of improved sales into our domestic energy and telecommunications markets, incorporating the sales from our newly acquired solar energy operation and a favorable impact of the conversion of local currencies to the U.S. dollar. The 14% increase in gross profit was partially offset by a 12% increase in costs and expenses resulting in an increase in net income of 7%, or $.08 per diluted share, when compared to the quarter ended June 30, 2006.
For the six months ended June 30, 2007, our net sales increased 11% and gross profit increased 14% compared to the same period in 2006. Net sales increased for the same reasons as indicated for the quarter. The increase in gross profit was partially offset by an 8% increase in costs and expenses resulting in an increase in net income of 25%, or $.34 per diluted share, when compared to the same period in 2006.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006
For the three months ended June 30, 2007, net sales were $63.8 million, an increase of $7.7 million, or 14%, from the same period in 2006 as summarized in the following table:

	Three month periods ended June 30,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2007	2006	Change	rate changes	change	change
Net sales
PLP-USA	$26,517	$23,268	$3,249	—	$3,249	14%
SMP	5,681	5,326	355	—	355	7
Australia	4,057	3,317	740	409	331	10
Brazil	6,821	5,456	1,365	598	767	14
South Africa	1,770	2,525	(755)	(189)	(566)	(22)
Canada	2,648	2,353	295	59	236	10
All Other	16,259	13,853	2,406	1,102	1,304	9

Consolidated	$63,753	$56,098	$7,655	$1,979	$5,676	10%

The increase in PLP-USA net sales of $3.2 million, or 14%, was due primarily to price/mix increases in our energy markets and volume increases in our telecommunications markets. We expect the energy market to continue to have strong demand for the remainder of 2007. Our SMP net sales increased $.4 million, or 7%, due to increased sales volume. Foreign net sales were favorably impacted by $2 million when local currency was converted to U.S. dollars as a result of the weaker U.S. dollar compared to certain currencies when compared to the second quarter 2006 conversion rates. Beginning in 2006 we experienced an increase in demand in the foreign energy markets and anticipate the stronger level of demand to continue for the remainder of 2007 and beyond combined with continued aggressive competitive pricing. Excluding the effect of currency conversion, Australia net sales increased $.3 million, or 11%, and Brazil net sales increased $.8 million, or 14%, primarily as a result of increased sales volume. South Africa net sales decreased $.6 million due to lower volume and Canada net sales increased $.2 million compared to the same period in 2006. All Other net sales of $16.3 million increased $2.4 million, or 17%, compared to 2006 primarily as a result of including the $1.5 million of net sales from our solar energy operation acquired on March 22, 2007 in our consolidated results and a $1.1 million favorable impact when certain local currencies were converted to U.S. dollars when compared to the second quarter 2006 conversion rates.
Gross profit of $21.1 million for the three months ended June 30, 2007 increased $2.6 million, or 14%, compared to the same period in 2006. PLP-USA gross profit of $9.6 million increased $2.3 million, or 31%, compared to 2006. PLP-USA gross profit increased $1 million due to higher net sales and $1.3 million due to lower per unit manufacturing cost as a result of higher production volumes. SMP gross profit of $1 million decreased $.4 million due primarily to higher material costs. Australia gross profit of $1.1 million increased $.1 million as a result of increased sales. Brazil gross profit of $1.7 million increased $.1 million as a result of a $.1 million favorable impact when local currency was converted to U.S. dollars compared to the second quarter 2006 conversion rates, an additional $.2 million adjustment related to the excess and obsolete reserve at December 31, 2006 (see discussion of the year-to-date comparisons for additional information on this adjustment) partially offset by higher manufacturing costs. South Africa gross profit of $.8 million decreased $.4 million as a result of a $.3 million decrease in gross profit on lower net sales and a $.1 million unfavorable impact of currency conversion rates when compared to the same period in 2006. Canada gross profit of $1.1 million remained relatively flat compared to the same period in 2006. All Other gross profit of $5.8 million increased $.9 million primarily as a result of a $.4 million favorable impact of converting certain foreign currency into U.S. dollars conversion rates compared to the same period in 2006 and a $.4 million increase on increased net sales. We believe the cost of some raw materials commodities our operations consume during production are beginning to stabilize and we anticipate a slower overall rate of cost increase for the raw materials during the remainder of 2007.
Costs and expenses of $15.3 million for the three months ended June 30, 2007 increased $1.7 million, or 12%, compared to the previous year as summarized in the following table:

	Three month periods ended June 30,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2007	2006	Change	rate changes	change	change
Costs and expenses
PLP-USA	$7,696	$6,811	$885	—	$885	13%
SMP	1,413	1,554	(141)	—	(141)	(9)
Australia	927	772	155	97	58	8
Brazil	1,050	966	84	93	(9)	(1)
South Africa	309	382	(73)	(33)	(40)	(10)
Canada	416	360	56	9	47	13
All Other	3,518	2,783	735	237	498	18

Consolidated	$15,329	$13,628	$1,701	$403	$1,298	10%

The increase in PLP-USA costs and expense was primarily due to a $.3 million increase in commission expense on increased sales, a $.2 million increase in personnel related expenses, a $.2 million increase in consulting and professional fees and $.1 million as a result of a gain on the sale of property in the second quarter of 2006. SMP costs and expenses decreased $.1 million primarily due to a reduction in personnel expense. The change in costs and expenses at Australia, Brazil, South Africa and Canada excluding the impact of the currency conversion rate change were less than $.1 million. All Other costs and expenses increased $.5 million net of the unfavorable impact of the currency conversion rate change primarily due to a $.3 million increase as a result of the inclusion of our solar energy operations in our consolidated financial statements and a $.2 million increase in personnel expenses at all other operations.
Royalty income — net for the quarter ended June 30, 2007 of $.8 million increased $.4 million compared to the same period in 2006 primarily due to a one-time settlement with a data-communication licensee for SMP.
Operating income of $6.5 million for the quarter ended June 30, 2007 increased $1.3 million, or 25%, compared to the same period in 2006. This increase was a result of an increase in PLP-USA operating income of $1.4 million and a $.2 million increase in All Other operating income being partially offset by a $.3 million decrease in operating income from our South Africa segment.
Other income of $.1 million for the three months ended June 30, 2007 decreased $.1 million as a result of a $.1 million decrease in interest income net of interest expense.
Income taxes for the three months ended June 30, 2007 of $2.8 million were $.9 million higher than the same period in 2006 as a result of a higher effective tax rate and $1.2 million of additional income before tax. The effective tax rate for the three months ended June 30, 2007 was 42% compared to 34% in 2006. The effective tax rate for three months ended June 30, 2007 is higher than the statutory federal rate of 34% primarily due to changes in assumptions related to the utilization of foreign tax credit carryforwards as well as an increase in income taxed at higher statutory rates.
As a result of the preceding items, net income for the three-month period ended June 30, 2007 was $3.8 million, or $.70 per diluted share, compared to net income of $3.6 million, or $.62 per diluted share for the same period in 2006. PLP-USA net income of $1.6 million increased $.5 million compared to the same period in 2006 as a result of a $1.4 million increase in operating income partially offset by a $.9 million increase in income taxes. SMP net income of $.2 million increased $.1 million primarily as a result of a $.1 million increase in operating income. South Africa net income of $.3 million decreased $.2 compare to the same period in 2006 primarily due to a $.3 million decrease in operating income partially offset by a $.1 million decrease in income taxes. Australia net income decreased $.1 million primarily as a result of lower operating income. Brazil net income of $.4 million and Canada net income of $.4 million remained relatively unchanged compare to the same period in 2006. All Other net income of $1 million increased $.1 million compared to the same period in 2006 primarily as a result of a $.2 million increase in operating income partially offset by a $.1 million increase in income taxes.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006
For the six months ended June 30, 2007, net sales were $120.3 million, an increase of $11.6 million, or 11%, from the same period in 2006 as summarized in the following table:

	Six month periods ended June 30,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2007	2006	Change	rate changes	change	change
Net sales
PLP-USA	$54,006	$45,999	$8,007	—	$8,007	17%
SMP	10,233	10,556	(323)	—	(323)	(3)
Australia	8,195	5,834	2,361	652	1,709	29
Brazil	11,342	11,683	(341)	762	(1,103)	(9)
South Africa	3,270	4,514	(1,244)	(455)	(789)	(17)
Canada	4,939	4,498	441	24	417	9
All Other	28,299	25,649	2,650	1,907	743	3

Consolidated	$120,284	$108,733	$11,551	$2,890	$8,661	8%

PLP-USA net sales of $54 million increased $8 million, or 17%, primarily as a result of a 13% increase in volume. Sales in our energy markets increased 30% and our telecommunications markets increased 9%. SMP net sales of $10.2 million decreased $.3 million compared to 2006. Foreign net sales were favorably impacted by $2.9 million when local currency was converted to U.S. dollars as a result of the weaker U.S. dollar compared to certain currencies when compared to the 2006 conversion rates for the same period. Australia net sales of $8.2 million increased $1.7 million on increased sales volume and were favorably impacted by $.7 million due to the change in conversion rates compared to same period in 2006. Brazil net sales of $11.3 million decreased $.3 million primarily due to a $1.1 million reduction in sales volume partially offset by a $.8 million favorable impact due to the change in conversion rates compared to same period in 2006. South Africa net sales of $3.3 million declined $1.2 million as a result of a $.8 million decrease in sales volume and a $.5 million unfavorable impact due to the change in conversion rates compared to same period in 2006. Canada net sales of $4.9 million increased $.4 million compared to the same period in 2006 on increased volume. All Other net sales increased $2.7 primarily as a result of a $1.9 million favorable impact due to the change in conversion rates compared to same period in 2006 when certain currencies were converted to U.S. dollars. Excluding the effect of currency conversion, All Other net sales increased $.8 million compared to the same period in 2006 due to the inclusion of the $1.5 million in sales from our solar energy operation in the second quarter of 2007 partially offset by $.7 million lower volume in our energy markets at all other operating locations.
Gross profit of $40 million for the six months ended June 30, 2007 was an increase of $5.1 million, or 14%, compared to last year. PLP-USA gross profit increased $4.4 million, or 31%, compared to the same period in 2006. PLP-USA gross profit increased $2.5 million due to higher net sales and $1.9 million due to lower per unit manufacturing cost as a result of higher production volumes. SMP gross profit decreased $.9 million, or 35%, primarily due to lower gross profit on decreased net sales and increased material costs. Australia gross profit increased $.4 million as a result of a $.6 million increase on increased net sales and a $.2 million favorable impact due to the change in the currency conversion rate compared to the same period in 2006 partially offset by a $.4 million increase in material cost and manufacturing expenses. Brazil gross profit increased $.1 million as a result of the $.6 million inventory adjustments recorded in the first and second quarters of 2007 exceeding the reduction in gross profit on lower net sales. During 2007, management’s comprehensive review of the components of the Company’s Brazil operation’s excess and obsolescence reserve calculation discovered that the details of the reserve account included an inappropriate reserve of $.6 million at December 31, 2006. Based on the timing of the completion of certain aspects of this review, the Company recorded the $.4 million adjustment in the first quarter of 2007 and an additional adjustment of $.2 million in the second quarter of 2007 related to the excess and obsolete reserve at December 31, 2006. Management determined that the total year-to-date adjustments related to Brazil’s excess and obsolete reserve of $.6 million were not material, quantitatively or qualitatively, to prior periods and are not expected to be material to the annual 2007 results of operations. South Africa gross profit decreased $.5 million primarily as a result of a $.4 million decrease in gross profit on lower net sales and an unfavorable impact due to the change in the currency conversion rate compared to the same period in 2006. Canada gross profit increased

$.1 million primarily due to the increase in net sales. All Other gross profit increased $1.5 million primarily as the result of a $.7 million favorable impact due to the change in conversion rates compared to same period in 2006 when certain currencies were converted to U.S. dollars, a $.2 million increase due to increased sales and $.6 million improvement in margin due to product mix.
Costs and expenses of $29.2 million for the six months ended June 30, 2007 increased $2.1 million, or 8%, compared to the previous year as summarized in the following table:

	Six month preiods ended June 30,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2007	2006	Change	rate changes	change	change
Costs and expenses
PLP-USA	$15,147	$13,884	$1,263	—	$1,263	9%
SMP	2,789	3,042	(253)	—	(253)	(8)
Australia	1,773	1,543	230	146	84	5
Brazil	2,009	1,956	53	129	(76)	(4)
South Africa	558	659	(101)	(77)	(24)	(4)
Canada	803	702	101	3	98	14
All Other	6,161	5,339	822	408	414	8

Consolidated	$29,240	$27,125	$2,115	$609	$1,506	6%

The increase in PLP-USA costs and expenses was primarily due to a $.3 million increase in commission expense on increased sales, a $.5 million increase in personnel related expenses, a $.3 million increase in consulting and professional fees and $.2 million as a result of a gain on the sale of property in the second quarter of 2006. SMP costs and expenses of $2.8 million for the six months ended June 30, 2007, decreased $.3 million, or 8%, compared to the same period in 2006 due to a $.1 million decrease in commissions on lower net sales and a $.2 million decrease in personnel and travel related expenses. Cost and expenses were unfavorably impacted by $.6 million when local currency was converted to U.S. dollars as a result of the weaker U.S. dollar compared to certain currencies when compared to the 2006 conversion rates for the same period. Excluding the effects of the change in the currency exchange rate compared to 2006, the change in Australia, Brazil, South Africa and Canada costs and expenses was insignificant. All Other costs and expenses for the six months ended June 30, 2007 increased $.8 million from the same period in 2006 primarily due to the $.3 million increase in costs and expenses related to including the Company’s solar energy operation and the $.4 million unfavorable impact due to the change in conversion rates compared to the same period in 2006 when certain currencies were converted to U.S. dollars.
Royalty income — net for the six-month period ended June 30, 2007 of $1.2 million increased $.4 million compared to 2006 due to a one-time settlement with a data communication licensee in the second quarter of 2007.
Operating income of $11.9 million for the six months ended June 30, 2007 increased $3.4 million, or 40%, compared to the same period in 2006. This increase was primarily a result of an increase in PLP-USA operating income of $3.2 million, a $.6 million increase in All Other operating income, and a $.1 million increase in operating income at Australia being partially offset by a $.2 million decrease in operating income from SMP and a $.4 million decrease in operating income from South Africa.
Other income of $.3 million for the six months ended June 30, 2007 decreased $.2 million as a result of a $.2 million decrease in interest income.
Income taxes for the six months ended June 30, 2007 of $4.6 million were $1.7 million higher than the same period in 2006. The effective tax rate for the six months ended June 30, 2007 was 38% compared to 33% in 2006. The effective tax rate for 2007 is higher than the statutory rate of 34% primarily due to changes in assumptions related to the utilization of foreign tax credit carryforwards, an increase in income taxed at higher statutory rates, and current year provisions related to uncertain tax positions.
As a result of the preceding items, net income for the six months ended June 30, 2007 was $7.5 million, or $1.39 per diluted share, compared to net income of $6.1 million, or $1.05 per diluted share, for the same period in 2006. PLP-USA net income of $3.4 million increased $1.5 million compared to the same period in 2006 as a result of a $3.2 million increase in operating income partially offset by lower interest income of $.1 million and a $1.6 million increase in income taxes. SMP net income of $.1 million decreased $.1 million compared to the same period in 2006 as a result of a $.2 million decrease in lower operating income partially offset by lower income taxes. Australia net income of $.2 million increased $.1 million compared to the same period in 2006 due primarily to a $.1 million increase in operating income. Brazil net income of $.8 million and Canada net income of $.7 million remained relatively unchanged compared to the same period in 2006. South Africa net income of $.6 million decreased $.3 million compared to the same period in 2006 as a result of a $.4 million decrease in operating income partially offset by a decrease in income taxes. All Other net income of $1.8 million increased $.4 million compared to the same period in 2006 primarily as a result of a $.6 million increase in operating income partially offset by a $.2 million increase in income taxes.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $3.2 million for the six months ended June 30, 2007 due primarily to $7.5 million of net income and $4.4 million in non cash items and depreciation partially offset by an $8.7 million increase in operating assets (net of operating liabilities) to support the increase in sales. The major investing and financing uses of cash were capital expenditures of $4.4 million, a cash outlay of $2.6 million for a business acquisition, $2.1 million in dividend payments, and $1.3 million in debt repayments. Consequently cash decreased $6.4 million for the six months ended June 30, 2007.
Net cash used for investing activities of $6.8 million represents an increase of $.2 million when compared to the cash used for investing activities in 2006. In March 2007, we acquired all of the issued and outstanding shares of Direct Power and Water Corporation (DPW) for an initial cash payment of $2.6 million. Capital expenditures decreased $2.6 million in the six months ended June 30, 2007 when compared to the same period in 2006.
Cash used in financing activities was $3.1 million compared to $1 million in the previous year. Cash used for financing was used primarily to pay down debt of $1.3 million and dividends of $2.1 million.
Our current ratio was 2.9 to 1 at June 30, 2007 compared to 3.2 to 1 at December 31, 2006. Our current ratio decreased primarily due to the cash used during the year for working capital to support higher sales. At June 30, 2007, our unused balance under our main credit facility was $20 million and our bank debt to equity percentage was 6%. Our main revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At June 30, 2007, we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash position, together with our available borrowing capacity, provides substantial financial resources. If we were to incur significant indebtedness, we expect to be able to continue to meet liquidity needs under the credit facilities. We would not increase our debt to a level that we believe would have a material adverse impact upon the results of operations or financial condition.
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
The cumulative effect of the retrospective application of the new accounting principle to the carrying value of assets and liabilities and the offsetting adjustment to opening January 1, 2006 retained earnings was a decrease in deferred tax assets of $.1 million, a decrease in accrued liabilities of $.3 million and an increase in beginning retained earnings of $.2 million. The effect on the results of operations for the six months ended June 30, 2006 was an increase to net income of $21 thousand in our PLP-USA segment.
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

The Company has no foreign currency forward exchange contracts outstanding at June 30, 2007. The Company does not hold derivatives for trading purposes.
The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $7.7 million at June 30, 2007. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of less than $.1 million for the six month period ended June 30, 2007.
The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign exchange contracts, foreign denominated receivables, and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $1.8 million and on income before income taxes of less than $.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Background of Restatement
Subsequent to the quarterly period ended June 30, 2007 and in response to a comment raised by the Staff of the SEC, the Company determined that its previously issued financial statements should be restated to expand the Company’s segment disclosures. On January 4, 2008, the Company restated its consolidated financial statements included in its Form 10-K/A for the year ended December 31, 2006 and its condensed consolidated financial statements included in its Form 10-Q/A for the quarter ended March 31, 2007. In this Form 10-Q, the Company has restated interim financial information for each of the three and six month periods ended June 30, 2006 to reflect the current seven reportable segments. For a more detailed discussion of the restatement, please see Note J — Segment Information contained in the Notes To Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K/A filed on January 4, 2008.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Vice President of Finance and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of June 30, 2007. Based on that evaluation, the Company’s management including the Chief Executive Officer and Vice President of Finance and Treasurer, concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007 due to the following material weakness identified in internal control over financial reporting. The Company recognized upon its reassessment of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” that it did not adequately analyze the disclosure requirements. This material weakness resulted in the restatement of the Company’s previously issued consolidated financial statements to expand the number of reportable segments from two reportable segments to seven reportable segments as more fully described in Note J — Segment Information contained in the Notes To Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K/A filed on January 4, 2008.
Changes in Internal Control Over Financial Reporting
There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the quarter ended June 30, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Subsequent to June 30, 2007, the Company’s management is taking the following steps to remedy the material weakness in internal control over financial reporting identified above:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 15, 2007, the Board of Directors authorized a plan to repurchase up to 200,000 shares of Preformed Line Products Company, superseding any previously authorized plan, including the December 2004 plan. The repurchase plan does not have an expiration date. The following table includes repurchases for the three-month period ending June 30, 2007.
Company Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
			Part of Publicly	be Purchased under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

April	1,000	$41.40	3,022	196,978
May	—	—	—	196,978
June	5,000	$53.90	8,022	191,978

Total	6,000
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its annual meeting of shareholders on April 23, 2007 at its principal executive offices in Mayfield Village, Ohio. At the meeting, the shareholders voted to re-elect certain persons to the Board of Directors for a term expiring at the 2009 annual meeting of the shareholders. The individuals listed below were elected to the Company’s Board of Directors, each to hold office until the designated annual meeting or until his successor is elected and qualified, or until his earlier resignation. The table below indicates the votes for, votes withheld, as well as the abstentions and shares not voted for the election of the four nominees.

	Term Expiration	Votes For	Votes Withheld	Abstention	Shares not Voted

Frank B. Carr	2009	4,649,836	29,317	—	679,284
John P. O’Brien	2009	4,647,187	31,966	—	679,284
Barbara P. Ruhlman	2009	4,519,525	159,628	—	679,284
Robert G. Ruhlman	2009	4,516,105	163,048	—	679,284

The following are the names of each other director whose term of office as a director continued after the 2007 annual meeting of shareholders (in this case, for terms expiring at the 2008 annual meeting of shareholders):
Glenn E. Corlett
John D. Drinko
Randall M. Ruhlman
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
2.1	Conditional Share Purchase Agreement, dated April 22, 2007, by and among the Company and BBO Spolka z o.o. to acquire a holding in Zaklady Wytworcze Sprzetu Sieciowego “Belos” SA.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

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
     The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:
•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States, Canada, and Western Europe;

•	The effect on the Company’s business resulting from economic uncertainty within Latin American regions;

•	Technology developments that affect longer-term trends for communication lines such as wireless communication;

•	The decreasing demands for product supporting copper-based infrastructure due to the introduction of products using new technologies or adoption of new industry standards.

•	The Company’s success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

•	The rate of progress in continuing to modify the Company’s cost structure to maintain and enhance the Company’s competitiveness;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful in expanding the Company’s product line into new areas;

•	The Company’s ability to identify, complete and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	Changes in significant government regulations affecting environmental compliances;

•	The Company’s ability to compete in the domestic data communication market;

•	The telecommunication market’s continued deployment of Fiber-to-the-Premises;

•	Those factors described under the heading “Risk Factors” on page 12 of the Company’s Form 10-K/A for the fiscal year ended December 31, 2006 filed on January 4, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 4, 2008	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

January 4, 2008	/s/ Eric R. Graef
Eric R. Graef
Vice President — Finance and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX
2.1	Conditional Share Purchase Agreement, dated April 22, 2007, by and among the Company and BBO Spolka z o.o. to acquire a holding in Zaklady Wytworcze Sprzetu Sieciowego “Belos” SA.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.