Form 10-Q
period 2007-09-30
PREFORMED LINE PRODUCTS CO
filed 2008-01-04
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007	Commission file number 0-31164
Preformed Line Products Company
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-0676895
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

660 Beta Drive Mayfield Village, Ohio	44143
(Address of Principal Executive Office)	(Zip Code)
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
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
Thousands of dollars, except share data	2007	2006

ASSETS
Cash and cash equivalents	$20,574	$29,949
Accounts receivable, less allowances of $1,853 ($1,209 in 2006)	43,768	30,029
Inventories — net	53,435	40,415
Deferred income taxes	3,885	2,528
Prepaids and other	4,677	2,504

TOTAL CURRENT ASSETS	126,339	105,425

Property and equipment — net	60,451	52,810
Deferred income taxes	3,795	5,145
Goodwill — net	6,128	2,166
Patents and other intangibles — net	2,716	2,546
Other assets	2,837	2,760

TOTAL ASSETS	$202,266	$170,852

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to banks	$4,322	$3,738
Current portion of long-term debt	1,434	2,157
Trade accounts payable	17,073	11,606
Accrued compensation and amounts withheld from employees	7,992	5,556
Accrued expenses and other liabilities	6,093	4,225
Accrued profit-sharing and other benefits	3,779	3,596
Dividends payable	1,076	1,072
Income taxes	1,724	1,129

TOTAL CURRENT LIABILITIES	43,493	33,079

Long-term debt, less current portion	3,523	2,204
Deferred income taxes	566	439
Unfunded pension liabilities	4,465	3,982
Unrecognized tax benefits	1,896	—
Other non-current liabilities	1,026	—
Minority interest	961	—

SHAREHOLDERS’ EQUITY
Common shares — $2 par value, 15,000,000 shares authorized, 5,378,456 and 5,360,259 issued and outstanding, net of 373,333 and 365,311 treasury shares at par, respectively	10,757	10,721
Paid in capital	2,429	1,562
Retained earnings	140,716	131,949
Accumulated other comprehensive loss	(7,566)	(13,084)

TOTAL SHAREHOLDERS’ EQUITY	146,336	131,148

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$202,266	$170,852

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three month periods ended September 30,		Nine month periods ended September 30,
In thousands, except per share data	2007	2006	2007	2006

Net sales	$66,099	$56,439	$186,383	$165,172
Cost of products sold	43,316	37,677	123,631	111,493

GROSS PROFIT	22,783	18,762	62,752	53,679

Costs and expenses
Selling	6,208	5,475	18,789	16,872
General and administrative	6,736	5,680	19,101	17,347
Research and engineering	2,026	1,928	6,029	5,807
Other operating expenses (income) — net	(169)	136	121	318

	14,801	13,219	44,040	40,344

Royalty income — net	345	287	1,487	1,004

OPERATING INCOME	8,327	5,830	20,199	14,339

Other income (expense)
Interest income	279	389	853	1,144
Interest expense	(140)	(164)	(437)	(399)
Other expense — net	(9)	(19)	(22)	(53)

	130	206	394	692

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	8,457	6,036	20,593	15,031

Income taxes	2,769	2,027	7,371	4,972

INCOME BEFORE MINORITY INTEREST	5,688	4,009	13,222	10,059

Minority interest	24	—	24	—

NET INCOME	$5,664	$4,009	$13,198	$10,059

Net income per share — basic	$1.05	$0.71	$2.46	$1.77

Net income per share — diluted	$1.04	$0.70	$2.44	$1.75

Cash dividends declared per share	$0.20	$0.20	$0.60	$0.60

Weighted average number of shares outstanding — basic	5,379	5,638	5,369	5,696

Weighted average number of shares outstanding — diluted	5,437	5,688	5,418	5,746

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Nine Month Periods Ended September 30,
Thousands of dollars	2007	2006

OPERATING ACTIVITIES
Net income	$13,198	$10,059
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,642	5,162
Deferred income taxes	231	(656)
Stock based compensation expense	188	193
Net investment in life insurance	71	72
Other — net	88	(93)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,998)	(9,765)
Inventories	(7,275)	(1,158)
Trade accounts payables and accrued liabilities	5,149	1,975
Income taxes	1,412	2,860
Other — net	(635)	(765)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,071	7,884

INVESTING ACTIVITIES
Capital expenditures	(6,958)	(8,463)
Business acquisitions, net of cash received	(8,443)	—
Proceeds from the sale of property and equipment	152	378

NET CASH USED IN INVESTING ACTIVITIES	(15,249)	(8,085)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	(111)	1,388
Proceeds from the issuance of long-term debt	1,311	3,038
Payments of long-term debt	(1,309)	(2,875)
Dividends paid	(3,219)	(3,435)
Excess tax benefits from stock based awards	193	—
Issuance of common shares	487	102
Purchase of common shares for treasury	(328)	(12,141)

NET CASH USED IN FINANCING ACTIVITIES	(2,976)	(13,923)

Effects of exchange rate changes on cash and cash equivalents	779	558

Decrease in cash and cash equivalents	(9,375)	(13,566)

Cash and cash equivalents at beginning of year	29,949	39,592

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,574	$26,026

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Tables in thousands, except per share data
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited financial statements of Preformed Line Products Company (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain amounts in the prior year financial statements have been adjusted for the retrospective application of Financial Accounting Standards Board (FASB) Staff Position AUG AIR — 1, “Accounting for Planned Major Maintenance Activities,” and the beginning of the year retained earnings has been reduced for the cumulative effect of adopting FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” (see Note H). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.
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
NOTE B — OTHER FINANCIAL STATEMENT INFORMATION
Inventories

	September 30,	December 31,
	2007	2006

Finished goods	$22,395	$17,044
Work-in-process	3,270	1,844
Raw material	31,570	25,431

	57,235	44,319
Excess of current cost over LIFO cost	(3,800)	(3,904)

	$53,435	$40,415

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

Property and equipment
Major classes of property, plant and equipment are stated at cost and were as follows:

	September 30,	December 31,
	2007	2006

Land and improvements	$9,377	$8,422
Buildings and improvements	46,167	41,941
Machinery and equipment	111,839	101,339
Construction in progress	6,888	2,629

	174,271	154,331
Less accumulated depreciation	113,820	101,521

	$60,451	$52,810

Comprehensive Income
The components of comprehensive income are as follows:

	Three month periods ended September 30,		Nine month periods ended September 30,
	2007	2006	2007	2006

Net income	$5,664	$4,009	$13,198	$10,059
Other comprehensive income:
Foreign currency adjustments	2,521	683	5,596	1,824
Net actuarial loss	(78)	—	(78)	—

Comprehensive income	$8,107	$4,692	$18,716	$11,883

Guarantees

Product warranty balance at January 1, 2007	$82
Additions charged to Cost of products sold	145
Deductions	(35)

Product warranty balance at September 30, 2007	$192

Legal Proceedings
From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.
NOTE C — PENSION PLANS
Net periodic benefit cost for the Company’s domestic plan included the following components:

	Three month periods ended September 30,		Nine month periods ended September 30,
	2007	2006	2007	2006

Service cost	$177	$209	$531	$595
Interest cost	235	222	704	676
Expected return on plan assets	(235)	(217)	(704)	(654)

Net periodic benefit cost	$177	$214	$531	$617

As of September 30, 2007, $.1 million of contributions have been made. The Company presently anticipates contributing an additional $.2 million to fund its pension plan in 2007 for a total of $.3 million.

NOTE D — COMPUTATION OF EARNINGS PER SHARE

	Three month periods ended September 30,		Nine month periods ended September 30,
	2007	2006	2007	2006

Numerator
Net income	$5,664	$4,009	$13,198	$10,059

Denominator
Determination of shares
Weighted average common shares outstanding	5,379	5,638	5,369	5,696
Dilutive effect — employee stock options	58	50	49	50

Diluted weighted average common shares outstanding	5,437	5,688	5,418	5,746

Earnings per common share
Basic	$1.05	$0.71	$2.46	$1.77

Diluted	$1.04	$0.70	$2.44	$1.75

NOTE E — GOODWILL AND OTHER INTANGIBLES
The Company had performed its impairment test for goodwill pursuant to SFAS No. 142, “Goodwill and Intangible Assets”, as of January 2007 and had determined that no adjustment to the carrying value of goodwill was required. The aggregate amortization expense for other intangibles with finite lives for each of the three months ended September 30, 2007 and 2006 was $.1 million, and for each of the nine months ended September 30, 2007 and 2006 was $.2 million. Amortization expense is estimated to be $.3 million annually for 2007 through 2011.
The following table sets forth the carrying value and accumulated amortization of intangibles, including the effect of foreign currency translation, as of the periods ended:

	September 30, 2007	December 31, 2006

Intangible assets — primarily patents	$5,442	$5,026
Accumulated amortization	(2,726)	(2,480)

Total amoritized intangible assets	$2,716	$2,546

The Company’s only intangible asset with an indefinite life is goodwill. The Company’s additions of $3.7 million to goodwill are related to the acquisition of Direct Power and Water Corporation (DPW) in the amount of $2.6 million and the acquisition of Belos SA of $1.2 million (see Note J — Business Combinations for further details).The changes in the carrying amount of goodwill for the nine month period ended September 30, 2007, is as follows:

	Australia	South Africa	All Other	Total

Balance at January 1, 2007	$257	$55	$1,854	$2,166
Additions	—	—	3,740	3,740
Curency translation	—	1	221	222

Balance at September 30, 2007	$257	$56	$5,815	$6,128

NOTE F — STOCK OPTIONS
The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At September 30, 2007 there were 22,000 shares remaining available for issuance under the Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

There were 20,000 options granted during the nine months ended September 30, 2007. There were no options granted during the nine months ended September 30, 2006. The fair value for the stock options granted in 2007 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2007
Risk-free interest rate	4.3%
Dividend yield	2.9%
Expected life (years)	6
Expected volatility	37.9%
Activity in the Company’s stock option plan for the nine months ended September 30, 2007 was as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise Price	Term	Intrinsic
	Shares	per Share	(Years)	Value

Outstanding at January 1, 2007	130,811	$23.43
Granted	20,000	$37.44
Exercised	(27,369)	$21.55
Forfeited	—

Outstanding (vested and expected to vest) at September 30, 2007	123,442	$26.11	6.7	$3,198

Exercisable at September 30, 2007	90,692	$21.98	5.3	$2,724

The weighted—average grant-date fair value of options granted during 2007 was $11.93. The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $.7 million and $.2 million, respectively. Cash received for the exercise of stock options during 2007 was $.5 million. The total fair value of stock options that vested during the nine months ended September 30, 2007 and 2006 was $.1 million and $.3 million, respectively.
For the nine months ended September 30, 2007 and 2006, the Company recorded compensation expense related to the stock options recognized over the requisite service period, reducing income before taxes and net income by $.2 million. For the nine months ended September 30, 2007 and 2006, the impact on earnings per share was a reduction of $.03 per share, basic and diluted. The total compensation cost related to nonvested awards not yet recognized at September 30, 2007 is expected to be a combined total of $.3 million over a weighted-average period of 2 years.
The excess tax benefits from stock based awards for the nine months ended September 30, 2007 of $.2 million, as reported on the consolidated statements of cash flows in financing activities, represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.
Activity for nonvested stock options for the nine months ended September 30, 2007 was as follows:

		Weighted-
		average
		grant-date
	Number of	fair value
	Shares	per share

Nonvested at January 1, 2007	28,000	$10.61
Granted	20,000	$11.93
Vested	(15,250)	$9.32
Forfeited	—	—

Nonvested at September 30, 2007	32,750	$11.91

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
The cumulative effect of the retrospective application of the new accounting principle to the carrying value of assets and liabilities and the offsetting adjustment to opening January 1, 2006 retained earnings was a decrease in deferred tax assets of $.1 million, a decrease in accrued liabilities of $.3 million and an increase in beginning retained earnings of $.2 million. The effect on the results of operations for the nine months ended September 30, 2006 was an increase to net income of $31 thousand in the PLP-USA segment.
NOTE I —SEGMENT INFORMATION
The following table presents a summary of the Company’s reportable segments for the three month periods and nine month periods ended September 30, 2007 and 2006. Prior year amounts have been restated to reflect the current seven reportable segments. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profits in inventory.

	Three month periods ended September 30,		Nine month periods ended September 30,
	2007	2006	2007	2006

Net sales
PLP-USA	$24,995	$23,805	$79,001	$69,804
SMP	5,686	5,363	15,919	15,919
Australia	4,800	5,492	12,995	11,326
Brazil	7,396	4,396	18,738	16,079
South Africa	2,562	2,140	5,832	6,654
Canada	2,782	2,536	7,721	7,034
All Other	17,878	12,707	46,177	38,356

Total net sales	$66,099	$56,439	$186,383	$165,172

Intersegment sales
PLP-USA	$1,472	$1,333	$4,536	$4,119
SMP	47	103	157	400
Australia	15	53	98	209
Brazil	335	245	1,262	834
South Africa	205	192	637	303
Canada	21	43	60	338
All Other	2,423	1,362	7,091	4,247

Total intersegment sales	$4,518	$3,331	$13,841	$10,450

	Three month periods ended September 30,		Nine month periods ended September 30,
	2007	2006	2007	2006
Interest income
PLP-USA	$125	$245	$443	$725
SMP	15	15	48	24
Australia	—	3	8	11
Brazil	58	39	98	174
South Africa	19	13	59	26
Canada	21	48	67	117
All Other	41	26	130	67

Total interest income	$279	$389	$853	$1,144

Interest expense
PLP-USA	$(15)	$(6)	$(30)	$(23)
SMP	—	—	—	—
Australia	(22)	(30)	(58)	(89)
Brazil	(1)	—	(19)	(2)
South Africa	—	(2)	—	(2)
Canada	—	—	—	—
All Other	(102)	(126)	(330)	(283)

Total interest expense	$(140)	$(164)	$(437)	$(399)

Income Taxes
PLP-USA	$1,255	$899	$3,790	$1,852
SMP	64	57	131	182
Australia	122	207	194	241
Brazil	304	50	765	494
South Africa	205	164	460	539
Canada	259	261	653	671
All Other	560	389	1,378	993

Total income taxes	$2,769	$2,027	$7,371	$4,972

Net Income
PLP-USA	$2,272	$1,535	$5,651	$3,419
SMP	96	85	143	281
Australia	246	460	412	537
Brazil	762	163	1,607	1,090
South Africa	369	383	992	1,258
Canada	448	452	1,128	1,160
All Other	1,471	931	3,265	2,314

Total net income	$5,664	$4,009	$13,198	$10,059

			September 30,	December 31,
			2007	2006
Identifiable assets
PLP-USA			$72,668	$73,005
SMP			13,257	12,809
Brazil			18,118	12,161
South Africa			5,268	4,103
Canada			7,925	6,637
All Other			85,030	62,137

Total assets			$202,266	$170,852

The identifiable assets for the Company’s Australia segment as of September 30, 2007 and December 31, 2006 have been included in All Other because the information is not separately maintained.
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
The Company’s consolidated balance sheet as of September 30, 2007 reflects the acquisition of DPW under the purchase method of accounting. The Company recorded various assets acquired and liabilities assumed, primarily the working capital accounts of DPW. The allocation of the purchase price has not yet been finalized as the valuation of inventories, long lived assets and intangibles is not yet completed. The purchase price allocation remains subject to revision.
The preliminary value of assets acquired and liabilities assumed in connection with the DPW acquisition as of September 30, 2007 is as follows:

Preliminary Value
of Net Assets
Acquired

Cash	$75
Accounts receivable	475
Inventories	693
Prepaids and other	5
Property and equipment	223
Goodwill	2,569

Total assets	4,040

Notes payable to banks	244
Trade accounts payable	492
Accrued compensation and amounts withheld from employees	31
Accrued expenses and other liabilities	20
Deferred income taxes	132
Income taxes payable	121

Total liabilities	1,040

Increase in net assets from acquisition	$3,000

Annualized unaudited 2006 net revenues of DPW were approximately $7.1 million. The consolidated financial statements for the three month and nine month periods ended September 30, 2007 only include results of DPW from the acquisition date. The reported results of operations are not materially different from the proforma amounts that would include the impact of the acquisition from the beginning of the periods presented. DPW is included in the All Other category for segment disclosures.
On April 22, 2007, the Company entered into a Stock Purchase Agreement for $6 million to acquire approximately 83.74% of the issued and outstanding shares of Belos SA, a Polish company that manufacturers and supplies fittings for low, medium and high voltage power networks in its domestic and export markets. The agreement was closed September 6, 2007.

The Company’s consolidated balance sheet as of September 30, 2007 reflects the acquisition of Belos SA under the purchase method of accounting. The Company recorded various assets acquired and liabilities assumed of Belos SA. The allocation of the purchase price has not yet been finalized as the valuation of inventories, long lived assets and intangibles is not yet completed. The purchase price allocation remains subject to revision but it is most likely that the value of inventory, property and equipment will increase and goodwill as presently recorded will decrease.
The preliminary value of assets acquired and liabilities assumed in connection with the Belos SA acquisition as of September 30, 2007 is as follows:

Preliminary Value
of Net Assets
Acquired
Cash	$103
Accounts receivable	2,975
Inventories	2,811
Prepaids and other	149
Property and equipment	3,050
Other long term assets	83
Goodwill	1,171

Total assets	10,342

Notes payable to bank	150
Trade accounts payable	1,863
Accrued compensation and amounts withheld from employees	396
Accrued expenses and other liabilities	293
Other long term liabilities	622
Deferred income taxes	35
Income taxes payable	45
Minority interest	938

Total liabilities	4,342

Increase in net assets from acquisition	$6,000

Annualized unaudited 2006 net revenues of Belos SA were approximately $14 million. The consolidated financial statements for the three month and nine month periods ended September 30, 2007 only include results of Belos SA from the acquisition date. The reported results of operations are not materially different from the proforma amounts that would include the impact of the acquisition from the beginning of the periods presented. Belos SA is included in the All Other category for segment disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Our consolidated financial results for the quarter ended September 30, 2007 incorporated the financial results of our solar energy operation (Direct Power and Water Corporation) acquired on March 22, 2007 as well as the results of Belos SA acquired on September 6, 2007. The results of both these operations are included in our All Other segment.
Our sales for the quarter ended September 30, 2007 increased 17% and gross profit increased 21% compared to the same period in 2006. Net sales increased in all of our segments with the exception of Australia. Net sales increased primarily as a result of incorporating the sales from our newly acquired solar energy operation and Belos SA, the favorable impact of the conversion of local currencies to the U.S. dollar and improved sales into PLP-USA energy and telecommunications markets. The 21% increase in gross profit was partially offset by a 12% increase in costs and expenses resulting in an increase in net income of 41%, or $.35 per diluted share, when compared to the quarter ended

September 30, 2006.
For the nine months ended September 30, 2007, our net sales increased 13% and gross profit increased 17% compared to the same period in 2006. The increase in gross profit was partially offset by a 9% increase in costs and expenses resulting in an increase in net income of 31%, or $.69 per diluted share, when compared to the same period in 2006.
THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006
For the three months ended September 30, 2007, net sales were $66.1 million, an increase of $9.7 million, or 17%, from the same period in 2006 as summarized in the following table:

	Three month periods ended September 30,
thousands of dollars				Change
				due to
				currency		%
				conversion	Net	Net
	2007	2006	Change	rate changes	change	change
Net sales
PLP-USA	$24,995	$23,805	$1,190	—	$1,190	5%
SMP	5,686	5,363	323	—	323	6
Australia	4,800	5,492	(692)	502	(1,194)	(22)
Brazil	7,396	4,396	3,000	857	2,143	49
South Africa	2,562	2,140	422	16	406	19
Canada	2,782	2,536	246	179	67	3
All Other	17,878	12,707	5,171	1,028	4,143	33

Consolidated	$66,099	$56,439	$9,660	$2,582	$7,078	13%

The increase in PLP-USA net sales of $1.2 million, or 5%, was primarily due to increases in price and mix in our energy markets and telecommunications markets. We are beginning to see sales slowing in the distribution sector of the domestic energy market as it relates to new home construction. In the domestic telecommunications markets, we believe many of the large carriers are placing greater emphasis on building out fiber networks rather than maintaining the existing copper based infrastructure. Our SMP net sales increased $.3 million, or 6%, due to increased sales volume. Foreign net sales were favorably impacted by $2.6 million when local currency was converted to U.S. dollars as a result of the weaker U.S. dollar compared to certain currencies when compared to the third quarter 2006 conversion rates. Beginning in 2006 we experienced an increase in demand in many of our foreign energy markets and anticipate the strong level of demand to continue for the remainder of 2007 and into 2008. We continue to confront aggressive pricing pressures from our competition in our foreign energy markets. Excluding the effect of currency conversion, Australia net sales decreased $1.2 million, or 22%, primarily due to a volume decrease in energy sales. Brazil net sales increased $2.1 million, or 49%, and South Africa net sales increased $.4 million, or 19%, primarily as a result of increased sales volume. Excluding the effect of currency conversion, Canada net sales increased $.1 million compared to the same period in 2006. All Other net sales of $17.9 million increased $5.2 million, or 41%, compared to 2006 primarily as a result of including the $3.8 million of net sales from the acquisition of our solar energy operation on March 22, 2007 and our acquisition of Belos SA on September 6, 2007 and a $1 million favorable impact when certain local currencies were converted to U.S. dollars when compared to the third quarter 2006 conversion rates.
Gross profit of $22.8 million for the three months ended September 30, 2007 increased $4 million, or 21%, compared to the same period in 2006. PLP-USA gross profit of $9.3 million increased $1.6 million, or 21%, compared to 2006. PLP-USA gross profit increased $.4 million due to higher net sales and $1.2 million due to lower per unit manufacturing cost as a result of higher production volumes. SMP gross profit of $1.2 million decreased $.1 million due primarily to higher material costs. Foreign gross profit was favorably impacted by $.9 million when local currency was converted to U.S. dollars when compared to the third quarter 2006 conversion rates. Australia gross profit of $1.5 million decreased $.3 million primarily as a result of a $.4 million decrease in gross profit due to lower sales partially offset by the favorable effect of currency conversion. Brazil gross profit increased $1 million primarily as a result of a $.7 million increase in gross profit on increased sales and a $.3 million favorable effect of currency conversion rates when compared to the same period in 2006. South Africa gross profit of $1 million increased $.1 million primarily due to an increase in gross profit on increased sales. Canada gross profit of $1.3 million increased $.1 million primarily due to the increase in gross profit on higher net sales. All Other gross profit of $6.1 million increased $1.6 million primarily as a result of a $.4 million favorable impact of converting certain foreign currency into U.S. dollars conversion rates compared to the same period in 2006 and a $1.4 million increase in gross profit on increased net sales. We continue to believe the costs of some raw material are beginning to stabilize and we anticipate a slower overall rate of cost increase for raw materials during the remainder of 2007.
Costs and expenses of $14.8 million for the three months ended September 30, 2007 increased $1.6 million, or 12%, compared to the previous year as summarized in the following table:

	Three months ended September 30,
thousands of dollars				Change
				due to
				currency		%
				conversion	Net	Net
	2007	2006	Change	rate changes	change	change
Costs and expenses
PLP-USA	$7,032	$6,551	$481	—	$481	7%
SMP	1,430	1,545	(115)	—	(115)	(7)
Australia	925	888	37	98	(61)	(7)
Brazil	1,284	1,145	139	142	(3)	—
South Africa	373	307	66	2	64	21
Canada	441	342	99	28	71	21
All Other	3,315	2,441	874	213	661	27

Consolidated	$14,800	$13,219	$1,581	$483	$1,098	8%

The increase in PLP-USA costs and expenses was primarily due to a $.2 million increase in commission expense on increased sales, a $.4 million increase in personnel related expenses and a $.4 million increase in bad debt expenses as a result of recoveries made in 2006 which had previously been written off. These increases were partially offset by a $.2 million decrease in third party product testing, a $.1 million decrease in sales promotion and advertising expense and a $.2 million decrease in other operating expenses related to the write-down of certain assets in 2006 associated with certain products being removed from the market. SMP costs and expenses decreased $.1 million primarily due to a reduction in personnel expense. The change in costs and expenses at Australia, Brazil, South Africa and Canada excluding the impact of the currency conversion rate were less than $.1 million. All Other costs and expenses increased $.7 million net of the unfavorable impact of the currency conversion rate change primarily due to a $.4 million increase from the inclusion of our solar energy operations and Belos SA in our consolidated financial statements and a $.2 million increase in personnel expenses at all other operations.
Royalty income — net for the quarter ended September 30, 2007 of $.3 million increased $.1 million compared to the same period in 2006 due to increased data-communication royalty income for SMP.
Operating income of $8.3 million for the quarter ended September 30, 2007 increased $2.5 million, or 43%, compared to the same period in 2006. This increase was a result of the increase in gross profit of $4 million partially offset by the increase in costs and expenses of $1.5 million. PLP-USA operating income of $3.4 million increased $1.2 million due to the increase in gross profit of $1.6 million and a $.1 million increase in intercompany royalty income partially offset by the $.5 million increase in costs and expenses. SMP operating income remained relatively flat compared to the same period in 2006 as the decrease in costs and expenses and the increase in royalty income offset the decrease in gross profit. Australia operating profit decreased $.3 million as a result of a decrease in gross profit. Brazil operating income increased $.8 million as a result of the $1 million increase in gross profit partially offset by a $.2 million increase in costs and expenses and intercompany royalty expense. South Africa and Canada operating income remained relatively flat compared to the same period in 2006. All Other operating income increased $.7 million primarily as a result of the $1.6 million increase in gross profit partially offset by a $.9 million increase in costs and expenses and intercompany royalty expense.

Other income of $.1 million for the three months ended September 30, 2007 decreased $.1 million as a result of a decrease in interest income net of interest expense.
Income taxes for the three months ended September 30, 2007 of $2.8 million were $.8 million higher than the same period in 2006 as a result of $2.4 million of additional income before tax. The effective tax rate for the three months ended September 30, 2007 was 33% compared to 34% in 2006. The effective tax rate for three months ended September 30, 2007 is lower than the statutory federal rate of 34% primarily due to the additional tax benefits related to the reversal of uncertain tax positions as a result of the expiration of certain statutes of limitations.
As a result of the preceding items, net income for the three month period September 30, 2007 was $5.7 million, or $1.04 per diluted share, compared to net income of $4 million, or $.70 per diluted share for the same period in 2006. PLP-USA net income of $2.3 million increased $.7 million compared to the same period in 2006 as a result of a $1.2 million increase in operating income partially offset by a $.1 million decrease in interest income and a $.4 million increase in income taxes. SMP net income of $.1 million, South Africa net income of $.4 million and Canada net income of $.4 million remained relative flat compared to same period in 2006. Australia net income of $.2 million decreased $.2 million compared to the same period in 2006 primarily due to a $.3 million decrease in operating income partially offset by a $.1 million decrease in income taxes. Brazil net income of $.8 million increased $.6 million compared to the same period in 2006 as a result of a $.8 million increase in operating income partially offset by an increase in income taxes. All Other net income of $1.5 million increased $.5 million compared to the same period in 2006 as a result of a $.7 million increase in operating income partially offset by a increase in income taxes.
NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006
For the nine months ended September 30, 2007, net sales were $186.4 million, an increase of $21.2 million, or 13%, from the same period in 2006 as summarized in the following table:

	Nine month periods ended September 30,
thousands of dollars				Change
				due to
				currency		%
				conversion	Net	Net
	2007	2006	Change	rate changes	change	change
Net sales
PLP-USA	$79,001	$69,804	$9,197	—	$9,197	13%
SMP	15,919	15,919	—	—	—	—
Australia	12,995	11,326	1,669	1,155	514	5
Brazil	18,738	16,079	2,659	1,619	1,040	6
South Africa	5,832	6,654	(822)	(439)	(383)	(6)
Canada	7,721	7,034	687	202	485	7
All Other	46,177	38,356	7,821	2,935	4,886	13

Consolidated	$186,383	$165,172	$21,211	$5,472	$15,739	10%

PLP-USA net sales of $79 million increased $9.2 million, or 13%. The increase in PLP-USA sales for the nine month period ended September 30, 2007 is mostly due to increased volume compared to 2006. Sales in our energy markets increased 24% and sales in our telecommunications markets increased 8%. SMP net sales of $15.9 million were relatively flat compared to 2006. Foreign net sales were favorably impacted by $5.5 million when local currency was converted to U.S. dollars as a result of the weaker U.S. dollar compared to certain currencies when compared to the 2006 conversion rates for the same period. Australia net sales of $13 million increased $.5 million on increased sales volume and were favorably impacted by $1.2 million due to the change in conversion rates compared to the same period in 2006. Brazil net sales of $18.7 million increased $2.7 million primarily due to a $1.1 million increase in sales volume and $1.6 million favorable impact due to the change in conversion rates compared to the same period in 2006. South Africa net sales of $5.8 million declined $.8 million as a result of a $.4 million decrease in sales volume and a $.4 million unfavorable impact due to the change in conversion rates compared to the same period in 2006.

Canada net sales of $7.7 million increased $.7 million compared to the same period in 2006 on increased volume of $.5 million and a $.2 million favorable impact due to the change in conversion rates compared to the same period in 2006. All Other net sales increased $7.8 primarily as a result of a $2.9 million favorable impact due to the change in conversion rates compared to the same period in 2006 when certain currencies were converted to U.S. dollars. Excluding the effect of currency conversion, All Other net sales increased $4.9 million compared to the same period in 2006 due to the inclusion of the $5.3 million in sales from our solar energy operation and from Belos S.A. partially offset by $.4 million lower volume in our energy markets at all other operating locations.
Gross profit of $62.8 million for the nine months ended September 30, 2007 was an increase of $9.1 million, or 17%, compared to last year. PLP-USA gross profit increased $6 million, or 27%, compared to the same period in 2006. PLP-USA gross profit increased $2.9 million due to higher net sales and $3.1 million due to lower per unit manufacturing cost as a result of higher production volumes. SMP gross profit decreased $1.1 million, or 27%, primarily due to sales mix and increased material costs. Australia gross profit increased $.1 million primarily as a result of a $.2 million increase in gross profit on increased sales and a $.3 million favorable impact due to the change in the currency conversion rate compared to the same period in 2006 partially offset by a $.4 million increase in material cost and manufacturing expenses. Brazil gross profit increased $1.1 million primarily as a result of a $.3 million increase in gross profit on increased sales, a $.5 million favorable impact due to the currency conversion rate compared to the same period in 2006 and a $.6 million total year-to-date 2007 inventory adjustment partially offset by increased manufacturing expenses. During 2007, management’s comprehensive review of the components of the Company’s Brazil operation’s excess and obsolescence reserve calculation discovered that the details of the reserve account included an inappropriate reserve of $.6 million at December 31, 2006. Based on the timing of the completion of certain aspects of the review, the company recorded a $.4 million adjustment in the first quarter of 2007 and an additional adjustment of $.2 million in the second quarter of 2007 related to the excess and obsolete reserve. Management determined that the total year-to-date adjustments related to Brazil’s excess and obsolete reserve of $.6 million were not material, quantitatively or qualitatively, to prior periods and are not expected to be material to the annual 2007 results of operations. South Africa gross profit decreased $.5 million primarily as a result of a $.2 million decrease in gross profit on lower net sales, a $.2 million unfavorable impact due to the change in the currency conversion rate compared to the same period in 2006 and a $.1 million increase in manufacturing expenses. Canada gross profit increased $.2 million primarily due to the increase in net sales. All Other gross profit increased $3.1 million primarily as a result of a $1 million favorable impact due to the change in conversion rates compared to the same period in 2006 when certain currencies were converted to U.S. dollars, a $1.7 million increase due to increased sales and $.4 million improvement in margin due to product mix and increased production volumes.
Costs and expenses of $44 million for the nine months ended September 30, 2007 increased $3.7 million, or 9%, compared to the previous year as summarized in the following table:

	Nine months ended September 30,
thousands of dollars				Change
				due to
				currency		%
				conversion	Net	Net
	2007	2006	Change	rate changes	change	change
Costs and expenses
PLP-USA	$22,179	$20,435	$1,744	—	$1,744	9%
SMP	4,219	4,587	(368)	—	(368)	(8)
Australia	2,698	2,431	267	244	23	1
Brazil	3,293	3,101	192	273	(81)	(3)
South Africa	931	966	(35)	(75)	40	4
Canada	1,244	1,044	200	31	169	16
All Other	9,476	7,780	1,696	620	1,076	14

Consolidated	$44,040	$40,344	$3,696	$1,093	$2,603	6%

The increase in PLP-USA costs and expenses was primarily due to a $.6 million increase in commission expense on increased sales, a $.8 million increase in personnel related expenses, a $.2 million increase in consulting and professional fees, $.2 million as a result of a gain on the sale of property in the second quarter of 2006 and a $.1 million increase in bad debt expense partially offset by a $.2 million reduction in other operating expense related to the a write-down of certain assets in 2006. SMP costs and expenses of $4.2 million for the nine months ended September

30, 2007, decreased $.4 million, or 8%, compared to the same period in 2006 primarily due to a $.1 million decrease in commissions and a $.3 million decrease in personnel related expenses. Canada costs and expenses of $1.2 million for the nine months ended September 30, 2007, increased $.2 million, or 19%, compared to the same period in 2006 primarily due an increase in marketing related expenses. Costs and expenses were unfavorably impacted by $1.1 million when local currency was converted to U.S. dollars as a result of the weaker U.S. dollar compared to certain currencies when compared to the 2006 conversion rates for the same period. Excluding the effects of the change in the currency exchange rate compared to 2006, the change in Australia, Brazil and South Africa costs and expenses was insignificant. All Other costs and expenses for the nine months ended September 30, 2007 increased $1.7 million from the same period in 2006 primarily due to the $.7 million increase in costs and expenses related to our solar energy operation and to Belos SA, the $.6 million unfavorable impact due to the change in conversion rates compared to the same period in 2006 when certain currencies were converted to U.S. dollars and a $.4 million increase in personnel related costs at all other operations.
Royalty income — net for the nine month period ended September 30, 2007 of $1.5 million increased $.5 million compared to 2006 due to a one-time $.4 million settlement with a data communication licensee in the second quarter of 2007 and a $.1 million increase in data communication royalties in the third quarter.
Operating income of $20.2 million for the nine months ended September 30, 2007 increased $5.9 million, or 41%, compared to the same period in 2006. This increase was primarily a result of an increase in PLP-USA operating income of $4.4 million, a $1.4 million increase in All Other operating income, and a $.9 million increase in operating income at Brazil partially offset by a $.4 million decrease in operating income at South Africa and a $.2 million decrease in operating income from SMP and Australia.
Other income of $.4 million for the nine months ended September 30, 2007 decreased $.3 million as a result of a $.3 million decrease in interest income.
Income taxes for the nine months ended September 30, 2007 of $7.4 million were $2.4 million higher than the same period in 2006 primarily due to $5.6 million of additional income before tax. The effective tax rate for the nine months ended September 30, 2007 was 36% compared to 33% in 2006. The effective tax rate for 2007 is higher than the statutory rate of 34% primarily due to an increase in income taxed at higher statutory rates.
As a result of the preceding items, net income for the nine months ended September 30, 2007 was $13.2 million, or $2.44 per diluted share, compared to net income of $10.1 million, or $1.75 per diluted share, for the same period in 2006. PLP-USA net income of $5.7 million increased $2.2 million compared to the same period in 2006 due to a $4.4 million increase in operating income partially offset by a $.3 million decrease in interest income and a $1.9 million increase in income taxes. SMP net income of $.2 million decreased $.1 million compared to the same period in 2006 as a result of a $.2 million decrease in operating income partially offset by lower income taxes. Australia net income of $.4 million decreased $.1 million when compared to the same period in 2006 due to a $.2 million decrease in operating income partially offset by lower taxes. Brazil net income of $1.6 million increased $.5 million when compared to the same period in 2006 as a result of a$.9 million increase in operating income partially offset by a $.1 million decrease in interest income and a $.3 million increase in income taxes. South Africa net income of $1 million decreased $.3 million compared to the same period in 2006 as a result of a $.4 million decrease in operating income partially offset by lower income taxes. Canada net income of $1.1 million remained relatively flat compared to the same period in 2006. All Other income of $3.3 million increased $1 million compared to the same period in 2006 due to a $1.3 million increase in operating income partially offset by a $.4 million increase in income taxes.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $8.1 million for the nine months ended September 30, 2007 due primarily to $13.2 million of net income and $6.2 million in non cash items including depreciation partially offset by an $11.3 million increase in operating assets (net of operating liabilities) to support the increase in sales. The major investing and financing uses of cash were capital expenditures of $7 million, a cash outlay of $8.4 million for two business acquisitions and $3.2 million in dividend payments. Consequently cash decreased $9.4 million for the nine months ended September 30, 2007.
Net cash used for investing activities of $15.2 million represents an increase of $7.2 million when compared to the cash used for investing activities in 2006. In March 2007, we acquired all of the issued and outstanding shares of Direct Power and Water Corporation for an initial cash payment of $2.6 million. In September 2007, we acquired 83.74% of the issued and outstanding shares of Belos SA for an initial cash payment of $6 million. Capital expenditures decreased $1.5 million in the nine months ended September 30, 2007 when compared to the same period in 2006.
Cash used in financing activities was $3 million compared to $13.9 million in the previous year. Cash used for financing was used primarily to pay dividends of $3.2 million. During 2006 we had repurchased common shares in the amount of $12 million.
Our current ratio was 2.9 to 1 at September 30, 2007 compared to 3.2 to 1 at December 31, 2006. Our current ratio decreased primarily due to the cash used during the year for working capital to support higher sales and acquisitions. At September 30, 2007, our unused balance under our main credit facility was $20 million and our bank debt to equity percentage was 6%. Our main revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At September 30, 2007, we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash position, together with our available borrowing capacity, provides substantial financial resources. If we were to incur significant indebtedness, we expect to be able to continue to meet liquidity needs under the credit facilities. We would not increase our debt to a level that we believe would have a material adverse impact upon the results of operations or financial condition.
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
The cumulative effect of the retrospective application of the new accounting principle to the carrying value of assets and liabilities and the offsetting adjustment to opening January 1, 2006 retained earnings was a decrease in deferred tax assets of $.1 million, a decrease in accrued liabilities of $.3 million and an increase in beginning retained earnings of $.2 million. The effect on the results of operations for the nine months ended September 30, 2006 was an increase to net income of $31 thousand in our PLP-USA segment.
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
The Company has no foreign currency forward exchange contracts outstanding at September 30, 2007. The Company does not hold derivatives for trading purposes.
The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $9.3 million at September 30, 2007. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of less than $.1 million for the nine month period ended September 30, 2007.
The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign exchange contracts, foreign denominated receivables, and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $1.8 million and on income before income taxes of less than $.1 million.

ITEM 4. CONTROLS AND PROCEDURES
Background of Restatement
Subsequent to the quarterly period ended September 30, 2007 and in response to a comment raised by the Staff of the SEC, the Company determined that its previously issued financial statements should be restated to expand the Company’s segment disclosures. On January 4, 2008, the Company restated its consolidated financial statements included in its Form 10-K/A for the year ended December 31, 2006 and its condensed consolidated financial statements included in its Form 10-Q/A for the quarter ended March 31, 2007. In this Form 10-Q, the Company has restated interim financial information for each of the three and nine month periods ended September 30, 2006 to reflect the current seven reportable segments. For a more detailed discussion of the restatement, please see Note J — Segment Information contained in the Notes To Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K/A filed on January 4, 2008.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Vice President of Finance and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of September 30, 2007. Based on that evaluation, the Company’s management including the Chief Executive Officer and Vice President of Finance and Treasurer, concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2007 due to the following material weakness identified in internal control over financial reporting. The Company recognized upon its reassessment of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” that it did not perform an adequate analysis and evaluation of the disclosure requirements. This material weakness resulted in the restatement of the Company’s previously issued consolidated financial statements to expand the number of reportable segments from two reportable segments to seven reportable segments as more fully described in Note J — Segment Information contained in the Notes To Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K/A filed on January 4, 2008.
Changes in Internal Control Over Financial Reporting
There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the quarter ended September 30, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Subsequent to September 30, 2007, the Company’s management is taking the following steps to remedy the material weakness in internal control over financial reporting identified above:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 15, 2007, the Board of Directors authorized a plan to repurchase up to 200,000 shares of Preformed Line Products Company, superseding any previously authorized plan, including the December 2004 plan. The repurchase plan does not have an expiration date. There were no repurchases for the three-month period ending September 30, 2007. The following table includes repurchases for the three-month period ending September 30, 2007.
Company Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
			Part of Publicly	be Purchased under
	Total Number of	Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

July	—	—	8,022	191,978
August	—	—	8,022	191,978
September	—	—	8,022	191,978

Total	—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
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