Form 10-K
period 2007-12-31
PREFORMED LINE PRODUCTS CO
filed 2008-04-07
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2007 was $129,439,665, based on the closing price of such common shares, as reported on the NASDAQ National Market System. As of March 12, 2008 there were 5,382,006 common shares of the Company ($2 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2008 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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
     The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:
•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States, Canada, and Western Europe;

•	Technological developments that affect longer-term trends for communication lines such as wireless communication;

•	The decreasing demands for product supporting copper-based infrastructure due to the introduction of products using new technologies or adoption of new industry standards;

•	The Company’s success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

•	The rate of progress in continuing to reduce costs and in modifying the Company’s cost structure to maintain and enhance the Company’s competitiveness;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful in expanding the Company’s product line into new areas;

•	The Company’s ability to identify, complete and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	Changes in significant government regulations affecting environmental compliances;

•	The Company’s ability to compete in the domestic data communication market;

•	The telecommunication market’s continued deployment of Fiber-to-the-Premises;

•	Those factors described under the heading “Risk Factors” on page 12.

Part I
Item 1. Business
Background
     Preformed Line Products Company and its subsidiaries (the “Company”) is an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication) and other similar industries. The Company’s primary products support, protect, connect, terminate and secure cables and wires. The Company also manufactures a line of products serving the voice and data transmission markets. The Company also provides solar hardware systems and mounting hardware for a variety of solar power applications. The Company’s goal is to continue to achieve profitable growth as a leader in the innovation, development, manufacture and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets.
     The Company serves a worldwide market through strategically located domestic and international manufacturing facilities. Each of the Company’s domestic and international manufacturing facilities have obtained an International Organization of Standardization (“ISO”) 9001:2000 Certification for our Management System, with the exception of Direct Power and Water Corporation (DPW), which was newly acquired during 2007. The ISO 9001:2000 certified management system is a globally recognized quality standard for manufacturing and assists the Company in marketing its products throughout the world. The Company’s customers include public and private energy utilities and communication companies, cable operators, financial institutions, governmental agencies, original equipment manufacturers, contractors and subcontractors, distributors and value-added resellers. The Company is not dependent on a single customer or a few customers. No single customer accounts for more than ten percent of the Company’s consolidated revenues.
     The Company’s products include:
•	Formed Wire and Related Hardware Products

•	Protective Closures

•	Data Communication Interconnection Devices

•	Plastic Products

•	Other Products
     Formed Wire Products and Related Hardware Products are used in the energy, communications, cable and non-utility industries to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics (e.g., vibration). Formed wire products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape. Advantages of using the Company’s helical formed wire products are that they are economical, dependable and easy to use. The Company introduced formed wire products to the power industry 60 years ago and such products enjoy an almost universal acceptance in the Company’s markets. Related hardware products include hardware for supporting and protecting transmission conductors, spacers, spacer-dampers, stockbridge dampers, corona suppression devices and various compression fittings for dead-end applications. Formed wire and related hardware products are approximately 55% of the Company’s revenues in 2007, 54% in 2006 and 49% in 2005.
     Protective Closures, including splice cases, are used to protect fixed line communication networks, such as copper cable or fiber optic cable, from moisture, environmental hazards and other potential contaminants. Protective closures are approximately 25% of the Company’s revenues in 2007, 26% in 2006 and 29% in 2005.
     Data Communication Interconnection Devices are products used in high-speed data systems to connect electronic equipment. Data communication interconnection devices are approximately 13% of the Company’s revenues in 2007 and 2006 and 15% in 2005.

     Plastic Products, including guy markers, tree guards, fiber optic cable markers and pedestal markers are used in energy, communications, cable television and non-utility industries to identify power conductors, communication cables and guy wires. Plastic products are approximately 2% of the Company’s revenues in 2007, 2006 and 2005.
     Other Products include hardware assemblies, pole line hardware, resale products, underground connectors, solar hardware systems and urethane products. They are used by energy, renewable energy, communications, cable and non-utility industries for various applications and are defined as products that compliment the Company’s core line offerings. Other products are approximately 5% of the Company’s revenues in 2007, 2006 and 2005.
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
     The success of the Company’s formed wire products in the United States led to expansion abroad. The first international license agreement was established in the mid-1950s in Canada. In the late 1950s the Company’s products were being sold through joint ventures and licensees in Canada, England, Germany, Spain and Australia. Additionally, the Company began export operations and promoted products into other selected offshore markets. The Company continued its expansion program, bought out most of the original licensees, and, by the mid-1990s, had complete ownership of operations in Australia, Brazil, Canada, Great Britain, South Africa and Spain and held a minority interest in two joint ventures in Japan. The Company’s international subsidiaries have the necessary infrastructure (i.e. manufacturing, engineering, marketing and general management) to support local business activities. Each is staffed with local personnel to ensure that the Company is well versed in local business practices, cultural constraints, technical requirements and the intricacies of local client relationships.
     In 1968, the Company expanded into the underground telecommunications field by its acquisition of the Smith Company located in California. The Smith Company had a patented line of buried closures and pressurized splice cases. These closures and splice cases protect copper cable openings from environmental damage and degradation. The Company continued to build on expertise acquired through the acquisition of the Smith Company and in 1995 introduced the highly successful COYOTE® Closure line of products. Since 1995 thirteen domestic and three international patents have been granted to the Company on the COYOTE Closure. None of the COYOTE Closure patents have expired. The earliest COYOTE Closure patent was filed in April 1995 and will not expire until April 2015.
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
     In 2002, the Company acquired the remaining 2.6% minority interest in its operations in Mexico. The 97.4% interest was acquired in 1969.

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
     In 2007, the Company acquired the shares of DPW, located in New Mexico, United States. This acquisition broadens the Company’s product lines and manufactures mounting hardware for a variety of solar power applications and provides designs and installations of solar power systems.
     In 2007, the Company acquired 83.74% of Belos SA (Belos), located in Bielsko-Biala, Poland. Belos is a manufacturer and supplier of fittings for various voltage power networks. This acquisition complements the Company’s existing line of energy products.
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
     With the acquisition of DPW in 2007, the Company expanded into the fast growing renewable energy sector. DPW provides a comprehensive line of mounting hardware for a variety of solar power applications including residential roof mounting, commercial roofing systems, top of pole mounting and customized solutions. DPW also provides design and installation services for residential and commercial solar power systems primarily in the western United States.
License Agreements
     The Company receives royalties under thirteen separate license agreements. The Company does not believe that its business is materially dependent on any individual license agreement.
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
     Renewable Energy. The renewable energy market includes residential consumers, commercial businesses and off-grid operators that have an interest in alternative energy sources. Environmental concerns along with federal, state, and local utility incentives have fueled demand for renewable energy systems including solar, wind, and biofuel. The industry continues to grow rapidly as advancements in technology lead to greater efficiencies which drive down overall system costs. The Company currently provides hardware solutions, system design and installation services for solar power applications. The Company markets and sells these products and services to end-users, distributors, installers and integrators.
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
     The industry has developed new technological methods to increase the usage of copper-based plant through high-speed digital subscriber lines (DSLs). The popularity of these services, the regulatory environment and the increasingly fierce competition between communications and cable operators has driven the recent move toward building out the “last mile” in fiber networks. FTTP is expected to be the next wave in broadband innovation by carrying fiber optic technology into homes and businesses. The Company has been actively developing products that address this market.
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
International Operations
     The international operations of the Company are essentially the same as its domestic (PLP-USA) business, except for location. The Company manufactures similar types of products in its international plants as are sold domestically, it sells to similar types of customers and faces similar types of competition (and in some cases the same competitors). Sources of supply of raw materials are not significantly different internationally. See Note J in the Notes To Consolidated Financial Statements for information and financial data relating to the Company’s international operations that represent reportable segments.
     While a number of the Company’s international plants are in developed countries, the Company believes it has strong market opportunities in developing countries where the need for the transmission and distribution of electrical power is significant. The Company is now serving the Far East market, other than China and Japan, primarily from Thailand. In addition, as the need arises, the Company is prepared to establish new manufacturing facilities abroad.
Sales and Marketing
     Domestically and internationally, the Company markets its products through a direct sales force and manufacturing representatives. The direct sales force is employed by the Company and works with the manufacturer’s representatives, as well as, key direct accounts and distributors, who also buy and resell the Company’s products. The manufacturer’s representatives are independent organizations that represent the Company as well as other complimentary product lines. These organizations are paid a commission based on the sales amount.
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
     In 1979, the Company relocated and expanded its Research and Engineering Center as a 29,000-square-foot addition to its World Headquarters in Mayfield Village, Ohio. The Company believes that this facility is one of the most sophisticated in the world in its specialized field. The expanded Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling. Today, the Company’s reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a competitive advantage. In addition to testing, the work done at the Company’s Research and Development Center continues to fuel product development efforts. For example, the Company estimates that approximately 25% of 2007 revenues were attributed to products developed by the Company in the past five years. In addition, the Company’s position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations which are charged with the responsibility of establishing industry wide specifications and performance criteria, including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission). Research and development costs are expensed as incurred. Research and development costs for new products were $2.8 million in 2007, $3.2 million in 2006 and $2.6 million in 2005.
Patents and Trademarks
     The Company applies for patents in the United States and other countries, as appropriate, to protect its significant patentable developments. As of December 31, 2007, the Company had in force 48 U.S. patents and 50 international patents in eight countries and had pending 21 U.S. patent applications and 25 international applications. While such domestic and international patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company’s business. The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company’s business as a whole or to any of its businesses. Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks. The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology. As of December 31, 2007, the Company had obtained U.S. registration on 33 trademarks and three trademark applications remained pending. International registrations amounted to 197 registrations in 37 countries, with 11 pending international registrations.
     Since June 8, 1995, United States patents have been issued for terms of 20 years beginning with the date of filing of the patent application. Prior to that time, a U.S. patent had a term of 17 years from the date of its issuance. Patents issued by international countries generally expire 20 years after filing. U.S. and international patents are not renewable after expiration of their initial term. U.S. and international trademarks are generally perpetual, renewable in 10-year increments upon a showing of continued use. To the knowledge of management, the Company has not been subject to any significant allegation or charges of infringement of intellectual property rights by any organization.
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

     Minnesota Manufacturing and Mining Company (“3M”) is the primary domestic competitor of the Company for pressurized copper closures. Based on its experience in the industry, the Company believes it maintains a strong market share position.
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
     Due to increasing worldwide demand for carbon steel, stainless steel and zinc, costs of raw materials have continued to escalate in 2007. The Company anticipates further increases in 2008. Prices for stainless steel have increased to five-year highs and increased costs have been passed along in the supply chain. Worldwide demand in these commodities continues to exceed supply and price pressure will continue as the demand outpaces the supply.
Backlog Orders
     The Company’s backlog was approximately $26.5 million at the end of 2007. The Company’s order backlog generally represents four to six weeks of sales. All customer orders entered are firm at the time of entry. Substantially all orders are shipped within a two to four week period unless the customer requests an alternative date.
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
     Although no assurances can be given, the Company believes it is in compliance in all material respects, with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability. The Company does not expect to make any material capital expenditure during 2008 for environmental control facilities. The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays. However, the Company does not believe that these expenditures should ultimately result in a material adverse effect on its financial position or results of operations. The Company cannot predict the precise effect such future requirements, if enacted, would have on the Company. The Company believes that such regulations would be enacted over time and would affect the industry as a whole.
Employees
     At December 31, 2007, the Company and its consolidated subsidiaries had 1,936 employees. Approximately 40% of the Company’s employees are located in the United States.
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
     International sales account for a substantial portion of the Company’s net sales (48%, 49% and 44% in 2007, 2006, and 2005, respectively) and the Company expects these sales will increase as a percentage of net sales in the future. Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the U.S. dollar which could materially adversely affect U.S. dollar revenues or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, reduced or limited protection of intellectual property rights, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on the Company’s business, operating results and financial condition.
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
Item 2. Properties
     The Company currently owns or leases 17 facilities, which together contain approximately 1.7 million square feet of manufacturing, warehouse, research and development, sales and office space worldwide. Most of the Company’s international facilities contain space for offices, research and engineering (R&E), warehousing and manufacturing with manufacturing using a majority of the space. The following table provides information regarding the Company’s principal facilities:

				Reportable
Location	Use	Owned/Leased	Square Feet	Segment
1. Mayfield Village, Ohio	Corporate Headquarters Research and Engineering (R&E) Center	Owned	62,000	PLP-USA

2. Rogers, Arkansas	Manufacturing Warehouse Office	Owned	310,000	PLP-USA

3. Albemarle, North Carolina	Manufacturing Warehouse Office	Owned	261,000	PLP-USA

4. Asheville, North Carolina	Manufacturing R&E Warehouse Office	Owned	64,100	SMP

				Reportable
Location	Use	Owned/Leased	Square Feet	Segment
5. Sydney, Australia	Manufacturing R&E Warehouse Office	Owned	123,000	Australia

6. São Paulo, Brazil	Manufacturing R&E Warehouse Office	Owned	148,500	Brazil

7. Cambridge, Ontario, Canada	Manufacturing Warehouse Office	Owned	73,300	Canada

8. Andover, Hampshire, England	Manufacturing R&E Warehouse Office	Building Owned; Land Leased	89,400	All Other

9. Queretaro, Mexico	Manufacturing Warehouse Office	Owned	52,900	All Other

10. Beijing, China	Manufacturing Warehouse Office	Building Owned; Land Leased	123,300	All Other

11. Pietermaritzburg, South Africa	Manufacturing R&E Warehouse Office	Owned	73,100	South Africa

12. Sevilla, Spain	Manufacturing R&E Warehouse Office	Owned	63,300	All Other

13. Bangkok, Thailand	Manufacturing Warehouse Office	Owned	60,400	All Other

14. Albuquerque, New Mexico	Manufacturing Warehouse Office	Leased	14,400	All Other

15. Bielsko-Biala, Poland	Manufacturing Warehouse Office	Buildings Owned; Land Leased	174,400	All Other
Item 3. Legal Proceedings
     From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of the security holders of the Registrant during the quarter ended December 31, 2007.
Executive Officers of the Registrant
     Each executive officer is elected by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal.

Name	Age	Position
Robert G. Ruhlman	51	Chairman, President and Chief Executive Officer
Eric R. Graef	55	Vice President - Finance and Treasurer
William H. Haag	44	Vice President - International Operations
J. Cecil Curlee Jr.	51	Vice President - Human Resources
Dennis F. McKenna	41	Vice President - Marketing and Business Development
Michael A. Fout	49	Vice President - Manufacturing
David C. Sunkle	49	Vice President - Research and Engineerng
Caroline S. Vaccariello	41	General Counsel and Corporate Secretary
     The following sets forth the name and recent business experience for each person who is an executive officer of the Company at March 1, 2008.
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
     Caroline S. Vaccariello was elected General Counsel and Corporate Secretary in January 2007. Ms. Vaccariello joined the Company in 2005 as General Counsel and has led the Company’s legal affairs since that time. Prior to that time, Ms. Vaccariello worked as an attorney for The Timken Company from 2003 to 2005, and in the litigation department of Calfee, Halter and Griswold from 2000 to 2003.

Part II
Item 5. Market for Registrant’s Common Stock and Related Shareholder Matters
     The Company’s Common Shares are traded on NASDAQ under the trading symbol “PLPC”. As of March 12, 2008, the Company had approximately 718 shareholders of record. The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company’s Common Shares as reported by the NASDAQ and (ii) the amount per share of cash dividends paid by the Company.
     While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company’s Board of Directors in light of then current needs of the Company. Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.

	Year ended December 31
	2007			2006
Quarter	High	Low	Dividend	High	Low	Dividend

First	$36.67	$33.40	$0.20	$45.58	$31.74	$0.20
Second	54.32	36.11	0.20	37.90	30.75	0.20
Third	58.26	42.82	0.20	39.70	34.43	0.20
Fourth	61.08	49.04	0.20	36.97	30.93	0.20
Equity Compensation Plan Information
     The information required by Item 201(d) of Regulation S-K is set forth in Note G to the Notes to Consolidated Financial Statements.
Performance Graph
     Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the Company’s Common Shares with the cumulative total return of hypothetical investments in the NASDAQ Market Index and the Hemscott Industry Group 627 (Industrial Electrical Equipment) Index based on the respective market price of each investment at December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006, and December 31, 2007, assuming in each case an initial investment of $100 on December 31, 2002, and reinvestment of dividends.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG PREFORMED LINE PRODUCTS CO.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX
ASSUMES $100 INVESTED ON JAN. 01, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

COMPANY / INDEX / MARKET	2002	2003	2004	2005	2006	2007
PREFORMED LINE PRODUCTS CO	100.00	193.39	187.24	282.16	237.98	411.84
HEMSCOTT GROUP INDEX	100.00	139.87	155.28	186.88	250.12	345.64
NASDAQ MARKET INDEX	100.00	150.36	163.00	166.58	183.68	201.91

Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that may yet be
	Shares	Price Paid	Publicly Announced Plans	Purchased under the
Period (2007)	Purchased	per Share	or Programs	Plans or Programs
October	—	—	8,022	191,978
November	—	—	8,022	191,978
December	—	—	8,022	191,978

Total	—
     On February 15, 2007, the Board of Directors authorized a plan to repurchase up to 200,000 shares of Preformed Line Products Company Common Shares, superseding any previously authorized plan, including the December 2004 plan. There were no repurchases for the three-month period ended December 31, 2007.
Item 6. Selected Financial Data

	2007	2006	2005	2004	2003
	(Thousands of dollars, except per share data)
Net Sales and Income
Net sales	$254,607	$216,937	$205,804	$183,112	$153,333
Operating income	21,719	16,782	17,958	15,914	5,503
Income before income taxes, equity in net income of joint ventures and minority interests	21,969	17,641	18,573	16,036	5,273
Net income	14,159	12,103	12,030	13,094	4,396
Per Share Amounts
Net income — basic	$2.64	$2.16	$2.10	$2.28	$0.76
Net income — diluted	2.61	2.14	2.08	2.26	0.76
Dividends declared	0.80	0.80	0.80	0.80	0.80
Shareholders’ equity	27.82	24.47	23.32	22.51	20.78
Other Financial Information
Current assets	$119,188	$100,374	$110,304	$101,537	$88,943
Total assets	203,866	170,852	168,458	158,742	148,934
Current liabilities	42,349	32,372	33,900	27,251	24,093
Long-term debt	4,959	4,361	4,928	3,634	4,399
Capital leases	373	478	305	574	—
Shareholders’ equity	149,721	131,148	133,715	128,464	120,801
     In 2007 the Company adopted FASB Staff Position No. AUG AIR — 1 “Accounting for Planned Major Maintenance Activities”. As of December 31, 2007, the Company changed the classification of the portion of inventories not expected to be sold within one year to noncurrent and included the amount in Other assets. As of December 31, 2007, the Company changed the classification of the Supplemental Profit Sharing Plan not expected to be paid out within one year to Other noncurrent liabilities. The financial information for the prior years noted above has been restated to provide comparable information.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes To Consolidated Financial Statements included in Item 8 in this report. The reportable segments are PLP-USA, Superior Modular Products (SMP), Australia, Brazil, South Africa, Canada, and All Other. Our PLP-USA segment is comprised of our U.S. operations primarily supporting our domestic energy and telecommunications products. The SMP segment is comprised of our U.S. operations supporting our data communication products. The Australia segment is comprised of all of our operations in Australia supporting energy, telecommunications and data communications products. As a result of completing our integration of the data communications products into our Australian facility those products are included in our Australian segment beginning in 2007. Prior periods have been restated accordingly. Our Brazil and Canada segments are comprised of the manufacturing and sales operations from those locations which meet at least one of the criteria of a reportable segment. Our final segment is South Africa, which is comprised of a manufacturing and sales operation, and has been included as a segment to comply with reporting segments for 75% of consolidated sales. Our remaining operations are included in All Other as none of these operations meet the criteria for a reportable segment and individually represent less that 10% for each of our combined net sales, consolidated net income, and consolidated assets.
Market Overview
     Our business continues to be concentrated in the energy and communications markets. During 2007, industry consolidation continued as distributors and service provider consolidations took place in all of our major markets. This trend is expected to continue in 2008. We have a growing concern that a slowing economy coupled with an already depressed U.S. housing market could further affect construction projects and negatively impact growth opportunities in our core markets going forward.
     In 2007, we experienced growth in our energy markets. We continued to see the investment in new transmission grids, new technologies, and upgrading and maintenance of the existing energy infrastructure. We expect the distribution energy market to slow in 2008 but anticipate continued growth in demand for transmission and fiber optic products.
     Our international business is more concentrated in the energy markets. Historically, our international sales were primarily to the distribution portion of the energy market. We continued to increase our energy distribution sales while also experiencing significant sales growth in the energy transmission market. In 2007, we acquired approximately 84% of Belos SA (Belos), located in Bielsko-Biala, Poland, broadening our transmission product offering for the energy markets. We expect that growth in the international energy markets will continue for the foreseeable future as new construction projects are added in developing markets and there is a need to rebuild and refurbish the international energy transmission and distribution infrastructure. We believe that we are well positioned to supply the needs of the world’s diverse energy market requirements as a result of our strategically located operations and array of product designs and technologies.
     In our communications markets, telecommunication companies continued to curtail their investment in the construction and maintenance of copper networks while diverting some of these resources into Fiber-to-the-Premise (FTTP) projects. We anticipate the investment in the copper network will continue to decline. The large communications carriers are rationalizing their vendor base. This results in downward pressure on prices.
     In 2007, we saw an improvement in the U.S. investment spending on infrastructure by the telephone companies, the cable television (CATVs) providers and by municipalities and we expect growth opportunities in these markets to continue assuming the economy stabilizes. Additionally, many of our new product offerings which are presently in the approval process and undergoing third party testing should provide an opportunity to enhance our product offerings to the large communication carriers. In 2007, we continued to develop our brand and product awareness internationally as part of a concentrated effort in FTTP. As a result, several international carriers are conducting field trials of our products to be used on future FTTP projects.
Preface
     Sales increased 17% in 2007 compared to 2006. The increase in sales coupled with an improvement in labor and overhead cost resulted in a 18% increase in gross profit. Costs and expenses increased 14%, partially offsetting the gross profit improvement, with the result being an increase in operating income of $4.9 million, or 29%, from 2006. However, a less favorable effective tax rate in 2007 resulted in net income only increasing 17% or $2.1 million compared to 2006. Earnings per share increased 22% compared to 2006 due to the impact of share repurchases.

     Our consolidated financial results for the year ended December 31, 2007 incorporated the financial results of our solar energy operation, Direct Power and Water Corporation (DPW), acquired on March 22, 2007 as well as the results of Belos acquired on September 6, 2007. The results of these two operations are included in our All Other segment.
2007 Results of Operations compared to 2006
     In 2007, net sales were $254.6 million, an increase of $37.7 million, or 17%, from 2006 as summarized in the following table:

	Year ended December 31,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2007	2006	Change	rate changes	change	change
Net sales
PLP-USA	$103,173	$91,412	$11,761	$—	$11,761	13%
SMP	21,318	20,027	1,291	—	1,291	6
Australia	29,855	25,867	3,988	3,093	895	3
Brazil	26,236	20,990	5,246	2,887	2,359	11
South Africa	8,049	8,244	(195)	(244)	49	1
Canada	10,620	9,824	796	618	178	2
All Other	55,356	40,573	14,783	2,982	11,801	29

Consolidated	$254,607	$216,937	$37,670	$9,336	$28,334	13%

     PLP-USA net sales of $103.2 million increased $11.8 million, or 13%, compared to 2006. Approximately 60% of the increase in net sales was due to an increase in volume. We anticipate a slight increase in sales in 2008, although we believe PLP-USA sales for the year may be impacted by a slowing economy and housing market. SMP net sales of $21.3 million increased $1.3 million, or 6%, compared to 2006 due primarily to increased volume in export sales. International net sales in 2007 were favorably impacted by $9.4 million when converted to U.S. dollars, as a result of a weaker U.S. dollar to certain foreign currencies. Excluding the effect of currency conversion, Australia net sales increased $.9 million, or 3%, Canada net sales increased $.2 million, or 2% and South Africa net sales increased less than $.1 million, or 1%, all due primarily to volume. Brazil net sales increased $2.4 million, or 11%, compared to 2006 due primarily to volume in transmission products. Excluding the effects of currency conversion, All Other net sales increased $11.8 million, or 29%, compared to 2006. The inclusion of DPW and Belos net sales accounted for all the 2007 increase in All Other net sales. We continue to see competitive pricing pressures globally but believe that our international sales will continue to grow in 2008 but at a slower rate of increase than we experienced in 2007.

     Gross profit of $82.1 million for 2007 increased $12.3 million, or 18%, compared to 2006 as summarized in the following table:

	Year ended December 31,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2007	2006	Change	rate changes	change	change
Gross profit
PLP-USA	$33,680	$27,914	$5,766	$—	$5,766	21%
SMP	4,201	5,080	(879)	—	(879)	(17)
Australia	9,911	8,349	1,562	1,031	531	6
Brazil	8,048	6,020	2,028	856	1,172	19
South Africa	3,258	3,515	(257)	(140)	(117)	(3)
Canada	4,812	4,330	482	301	181	4
All Other	18,192	14,597	3,595	1,027	2,568	18

Consolidated	$82,102	$69,805	$12,297	$3,075	$9,222	13%

     PLP-USA gross profit of $33.7 million increased $5.8 million, or 21%, due primarily to $6 million related to higher net sales partially offset by a $.2 million increase in production and shipping costs. SMP gross profit of $4.2 million decreased $.9 million, or 17%, primarily due to increased export sales which carry a lower margin than domestic distribution and OEM sales. The conversion of local currency to U.S. dollars favorably impacted gross profit by $3.1 million. Excluding the impact of currency conversion, Australia gross profit increased $.5 million and Canada gross profit increased $.2 million due primarily to increased sales and improved product margins. Excluding the effect of currency conversion, Brazil gross profit increased $1.2 million due to the excess and obsolescence reserve adjustment. During 2007, management’s comprehensive review of the components of the Company’s Brazil operation’s excess and obsolescence reserve calculation discovered that the details of the reserve account included an inappropriate reserve of $.6 million at December 31, 2006. Based on the timing of the completion of certain aspects of this review, the Company recorded a $.4 million adjustment in the first quarter of 2007 and an additional adjustment of $.2 million in the second quarter of 2007 related to the excess and obsolete reserve at December 31, 2006. During the 2007 year-end closing process, management’s detailed review of the calculation of the Company’s elimination of intercompany profit in ending inventory identified an adjustment of $.9 million in additional profit in ending inventory of which $.5 million related to profit in ending inventory at December 31, 2006. Management has determined that the 2006 amounts, which were recorded in 2007, were not material quantitatively or qualitatively, either individually or on a net basis, to 2006 and 2007 results of operations. Excluding the effect of currency conversion, South Africa gross profit decreased $.1 million primarily as a result of higher product costs and All Other gross profit increased $2.6 million. The inclusion of DPW and Belos in 2007 results accounted for 85% of the increase in All Other gross profit. We anticipate an increase in the cost of many of our raw material commodities throughout 2008 putting pressure on maintaining gross profit percentages achieved in 2007.

     Costs and expenses increased $7.9 million, or 14%, compared to 2006 as summarized in the following table:

	Year ended December 31,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2007	2006	Change	rate changes	change	change
Costs and expenses
PLP-USA	$31,747	$27,436	$4,311	$—	$4,311	16%
SMP	5,480	5,991	(511)	—	(511)	(9)
Australia	5,819	4,891	928	605	323	7
Brazil	4,735	4,508	227	505	(278)	(6)
South Africa	1,270	1,357	(87)	(44)	(43)	(3)
Canada	1,586	1,428	158	81	77	5
All Other	11,571	8,746	2,825	675	2,150	25

Consolidated	$62,208	$54,357	$7,851	$1,822	$6,029	11%

     PLP-USA costs and expenses increased $4.3 million primarily as a result of a $.8 million increase in commission expense, a $2.3 million increase in personnel expenses, a $1 million increase in auditing fees, one-half of which is nonrecurring, and a $.2 million increase in travel related expenses compared to 2006. SMP costs and expenses decreased $.5 million primarily as a result of a $.2 million decrease in personnel expenses, a $.2 million decrease in related travel expenses and a $.1 million decrease in professional services. The weaker dollar unfavorably impacted costs and expenses by $1.8 million when international costs in local currency were translated to U.S. dollars compared to the same period in 2006. Excluding the effects of currency exchange rate change compared to 2006, Australia costs and expenses increased $.3 million due primarily to an increase in personnel related expenses. Brazil costs and expenses decreased $.3 million net of the effects of currency exchange rate change due primarily to lower Sarbanes-Oxley consulting and auditing fees. South Africa decreased costs and expenses of less than $.1 million were primarily a result of lower personnel related expenses and auditing fees. Excluding the effects of currency exchange rate change, Canada costs and expenses increased $.1 million primarily as a result of an increase in professional fees. Excluding the effects of the currency exchange rate change compared to 2006, All Other costs and expenses increased $2.2 million. This increase was primarily a result of including DPW and Belos costs and expenses of $1.9 million in 2007 results and recording a $.2 million goodwill impairment charge in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets in 2007.
     Royalty income of $1.8 million increased $.5 million as a result of higher SMP royalties compared to 2006.
     Operating income of $21.7 million for the year ended December 31, 2007 increased $4.9 million, or 29%, compared to 2006. This increase was primarily the result of the $12.3 million increase in gross profit and the $.5 million increase in royalty income being partially offset by the $7.9 million increase in costs and expenses. PLP-USA operating income increased $1.5 million primarily as a result of the $5.8 million increase in gross profit offset by the $4.3 million increase in costs and expenses. SMP operating income increased $.2 million primarily as a result of the $.5 million increase in royalty income and the $.5 million decrease in costs and expenses being partially offset by the $.9 million reduction in gross profit compared to 2006. Australia operating income increased $.4 million as a result of the $1.6 million increase in gross profit partially offset by the $.9 million increase in costs and expenses and a $.2 million increase in intercompany royalty expense. Brazil operating income increased $2 million as a result of the $2 million increase in gross profit and a $.2 million reduction in intercompany royalty expense partially offset by the $.2 million increase in costs and expenses. South Africa operating income decreased $.2 million as a result of the $.3 million decrease in gross profit being partially offset by the decrease in costs and expenses. Canada operating income of $2.7 million increased $.3 million primarily as a result of the $.5 million increase in gross profit partially offset by the $.2 million increase in costs and expenses. All Other operating income of $4.6 million increased $.7 million as a result of the $3.6 million increase in gross profit partially offset by the $2.8 million increase in cost and expenses and a $.1 million increase in intercompany royalty expense.
     Other income for the year ended December 31, 2007 of $.2 million decreased $.6 million compared to 2006 as a result of a $.4 million decrease in interest income net of interest expense and a $.2 million increase in miscellaneous non-operating expenses.
     Income taxes for the year ended December 31, 2007 of $7.8 million were $2.2 million higher than the previous year. The effective tax rate in 2007 on income before income taxes was 35.3% compared to 31.4% in 2006. The 2007 effective tax rate is higher than the 34% statutory rate primarily as a result of a provision for a valuation allowance against foreign net operating loss carryforwards. The 2006 effective tax rate is lower than the 34% statutory rate primarily as a result of a reduction in the valuation allowance related to foreign tax credit carryforwards.
     Net income for the year ended December 31, 2007 was $14.2 million, or $2.61 per diluted share, compared to net income of $12.1 million, or $2.14 per diluted share, in 2006. This represents an increase of $2.1 million, or $.47 per diluted share. PLP-USA net income of $4 million increased $.1 million compared to 2006 as a result of a $1.5 million increase in operating income partially offset by a $.3 million decrease in interest income, a $.3 million increase in other expense and a $.8 million increase in income taxes. SMP net income of $.4 million increased $.1 million compared to 2006 primarily as a result of a $.1 million increase in operating income. Australia net income of $1.7 million in 2007 increased $.3 million compared to 2006 due primarily to a $.4 million increase in operating income partially offset by a $.1 million increase in income taxes. Brazil net income of $2.3 million increased $1.4 million compared to 2006 due to a $2 million increase in operating income partially offset by a $.1 million increase in interest expense and a $.5 million increase in income taxes. South Africa net income of $1.2 million decreased $.1 million compared to 2006 primarily due to a $.2 million decrease in operating income partially offset by a $.1 million increase in interest income. Canada net income of $1.8 million increased $.1 million from 2006 due primarily to a $.3 million increase in operating income partially offset by a $.1 million reduction in interest income and a $.1 million increase in income taxes. All Other net income of $2.7 million increased $.1 million compared to 2006 primarily as a result of a $.7 million increase in operating income partially offset by a $.6 million increase in income taxes.
2006 Results of Operations compared to 2005
     In 2006, net sales were $216.9 million, an increase of $11.1 million, or 5%, from 2005 as summarized in the following table:

	Year ended December 31,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2006	2005	Change	rate changes	change	change
Net sales
PLP-USA	$91,412	$95,776	$(4,364)	$—	$(4,364)	(5)%
SMP	20,027	19,572	455	—	455	2
Australia	25,867	22,607	3,260	(284)	3,544	16
Brazil	20,990	16,510	4,480	2,287	2,193	13
South Africa	8,244	7,319	925	(474)	1,399	19
Canada	9,824	9,027	797	629	168	2
All Other	40,573	34,993	5,580	311	5,269	15

Consolidated	$216,937	$205,804	$11,133	$2,469	$8,664	4%

     PLP-USA net sales of $91.4 million decreased $4.4 million, or 5%, compared to 2005 due primarily to a volume decrease. SMP net sales of $20 million increased $.5 million, or 2%, compared to 2005 due primarily to volume. International net sales in 2006 were favorably impacted by $2.5 million, or 2.4%, when converted to U.S. dollars, as a result of a weaker U.S. dollar to certain foreign currencies. Excluding the effect of currency conversion, Australia net sales increased $3.5 million, Brazil net sales increased $2.2 million and South Africa net sales increased $1.4 million due primarily to volume. Canada net sales increased $.2 million, or 2% compared to 2005. Excluding the effects of currency conversion, All Other net sales increased $5.3 million, or 15%, compared to 2005 due primarily to volume.

     Gross profit of $69.8 million for 2006 decreased $2.4 million, or 4%, compared to 2005 as summarized in the following table:

	Year ended December 31,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2006	2005	Change	rate changes	change	change
Gross profit
PLP-USA	$27,914	$31,236	$(3,322)	$—	$(3,322)	(11)%
SMP	5,080	5,249	(169)	—	(169)	(3)
Australia	8,349	6,735	1,614	(74)	1,688	25
Brazil	6,020	4,541	1,479	659	820	18
South Africa	3,515	3,188	327	(212)	539	17
Canada	4,330	4,297	33	276	(243)	(6)
All Other	14,597	12,174	2,423	131	2,292	19

Consolidated	$69,805	$67,420	$2,385	$780	$1,605	2%

     The conversion of local currency to U.S. dollars favorably impacted gross profit by $.8 million. PLP-USA gross profit of $27.9 million decreased $3.3 million, or 11%, due primarily to a $1.4 million decrease related to lower net sales, a $1.1 million increase in product cost and mix coupled with a $.8 million increase in freight and depreciation expenses. SMP gross profit of $5.1 million decreased $.2 million, or 3%, primarily due to a $.3 million increase in product cost and mix partially offset by a $.1 million increase on increased sales. Excluding the impact of currency conversion, Australia gross profit increased $1.7 million, Brazil gross profit increased $.8 million and South Africa gross profit increased $.5 million due primarily to increased sales. Excluding the effect of currency conversion, Canada gross profit decreased $.2 million primarily as a result of higher product costs and All Other gross profit increased $2.3 million primarily due to increased sales.
     Costs and expenses increased $3.4 million, or 7%, compared to 2005 as summarized in the following table:

	Year ended December 31,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2006	2005	Change	rate changes	change	change
Costs and expenses
PLP-USA	$27,436	$26,881	$555	$—	$555	2%
SMP	5,991	5,411	580	—	580	11
Australia	4,891	4,457	434	(61)	495	11
Brazil	4,508	3,731	777	434	343	9
South Africa	1,357	1,014	343	(83)	426	42
Canada	1,428	1,469	(41)	90	(131)	(9)
All Other	8,746	7,946	800	85	715	9

Consolidated	$54,357	$50,909	$3,448	$465	$2,983	6%

     PLP-USA costs and expenses increased $.6 million primarily as a result of a $1.3 million increase in personnel expenses partially offset by a $.4 million reduction in commission expense on lower sales, a $.2 million gain on the sale of land and a $.1 million decrease in bad debt expense primarily as a result of a $.1 million recovery in 2006 of accounts previously written off. SMP costs and expenses increased $.6 million primarily as a result of a $.4 million increase in personnel expenses, a $.1 million increase in commission expense and a $.1 million increase in travel related expenses. The weaker dollar unfavorably impacted costs and expenses by $.5 million when foreign costs in local currency were translated to U.S. dollars compared to the same period in 2005. Excluding the effects of currency exchange rate change compared to 2005, Australia costs and expenses increased $.5 million due primarily to an increase in personnel expenses and audit fees. Brazil costs and expenses increased $.3 million net of the effects of currency exchange rate change due primarily to increased personnel expenses. South Africa increased costs and expenses of $.4 million was primarily a result of a $.2 million increase in personnel expenses and a $.2 million increase in repair and maintenance and a loss on foreign currency transactions. Excluding the effects of currency exchange rate change, Canada costs and expenses decreased $.1 million primarily as a result of $.1 million decrease in sales promotional expenses. All Other costs and expenses increased $.7 million primarily as a result of a $.5 million increase in personnel expenses and a $.3 million increase in a loss on foreign currency transactions.
     Royalty income of $1.3 million decreased $.1 million as a result of lower SMP data communications royalties compared to 2005.
     Operating income of $16.8 million for the year ended December 31, 2006 decreased $1.2 million, or 7%, compared to 2005. This decrease was primarily a result of the $2.4 million increase in gross profit being more than offset by the $3.4 million increase in costs and expenses and the $.1 million reduction in royalty income. PLP-USA operating income decreased $3.1 million primarily as a result of the $3.3 million decrease in gross profit and the $.6 million increase in costs and expenses being partially offset by an increase in intercompany royalty income. SMP operating income decreased $.9 million primarily as a result of the $.2 million decrease in gross profit, the $.6 million increase in costs and expenses and a $.1 million decrease in royalty income. Australia operating income increased $1 million as a result of the $1.6 million increase in gross profit partially offset by the $.5 million increase in costs and expenses and a $.1 million increase in intercompany royalty expense. Brazil operating income increased $.6 million as a result of the $1.5 million increase in gross profit partially offset by the $.8 million increase in costs and expenses and a $.1 million increase in intercompany royalty expense. South Africa operating income decreased $.1 million as a result of the increase in costs and expenses and intercompany royalties being slightly greater than the $.3 million increase in gross profit. Canada operating income of $2.4 million remained relatively unchanged compared to 2005. All Other operating income of $3.9 million increased $1.3 million as a result of the $2.4 million increase in gross profit partially offset by the $.8 million increase in cost and expenses and a $.3 increase in intercompany royalty expense.
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
     Net income for the year ended December 31, 2006 was $12.1 million, or $2.14 per diluted share, compared to net income of $12 million, or $2.08 per diluted share, in 2005. This represents an increase of $.1 million or $.06 per diluted share. PLP-USA net income of $3.9 million decreased $1 million compared to 2005 as a result of the $3.1 million decrease in operating income partially offset by a $.3 million increase in interest income, a $.1 million decrease in other expense and a $1.7 million decrease in income taxes. SMP net income of $.3 million decreased $.6 million compared to 2005 primarily as a result of the $.9 million decrease in operating income partially offset by lower income taxes. Australia net income of $1.4 million in 2006 increased $.5 million compared to 2005 due primarily to the $1 million increase in operating income partially offset by a $.1 million increase in interest expense and a $.4 million increase in income taxes. Brazil net income of $.9 million increased $.4 million compared to 2005 due to the $.6 million increase in operating income and a $.1 million increase in interest income partially offset by an increase in income taxes. South Africa net income of $1.3 million increased $.2 million compared to 2005 primarily due to lower income taxes partially offset by the $.1 million decrease in operating income. Canada net income of $1.7 million remained relatively unchanged from 2005. All Other net income of $2.6 million increased $.6 million compared to 2005 primarily as a result of the $1.3 million increase in operating income partially offset by a $.3 million increase in interest expense - net and $.4 million in increased income taxes.

Working Capital, Liquidity and Capital Resources
     Cash decreased $6.6 million for the year ended December 31, 2007. Net cash provided by operating activities was $14.7 million. The major uses of cash were capital expenditures of $9.6 million, business acquisitions of $8.4 million and dividends of $4.3 million.
     Net cash provided by operating activities decreased $.1 million compared to 2006 primarily as a result of a $2.1 million increase in net income, an increase in non-cash items of $1.3 million offset by $3.5 million increase in operating assets (net of operating liabilities) to support higher sales. Non-cash items increased primarily due to an increase in depreciation of $.5 million on assets, $.6 million change in deferred taxes, and $.2 million goodwill impairment charge.
     Net cash used in investing activities of $17.7 million represents an increase of $7.8 million when compared to cash used in investing activities in 2006. In March 2007, we acquired all of the issued and outstanding shares of DPW for an initial payment of $2.6 million. In September 2007, we acquired 83.74% of the issued and outstanding shares of Belos for an initial payment of $6 million. Capital expenditures decreased $.6 million in the year ended December 31, 2007 when compared to the same period in 2006.
     Cash used in financing activities was $4.6 million compared to $15.2 million in the previous year. Cash used for financing was used primarily to pay dividends of $4.3 million in 2007 and $4.5 million in 2006. During 2006 we had repurchased common shares in the amount of $12 million.
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
     Our financial position remains strong and our current ratio at December 31, 2007 and 2006 was 2.8 to 1 compared to 3.1 to 1 at December 31, 2006. Our current ratio decreased primarily due to capital expenditures and acquisitions. At December 31, 2007, our unused balance under our main credit facility was $20 million and our bank debt to equity percentage was 6%. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At December 31, 2007, we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash of $23.4 million, together with our untapped borrowing capacity, provides substantial financial resources. If we were to incur significant additional indebtedness, we expect to be able to meet liquidity needs under the credit facilities. We do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

     Contractual obligations and other commercial commitments are summarized in the following tables:

	Payments Due by Period
		Less than 1			After 5
Contractual Obligations	Total	year	1-3 years	4-5 years	years
Thousands of dollars
Notes payable to bank (A)	$4,163	$4,163	$—	$—	$—
Long-term debt (B)	5,399	2,028	1,370	1,940	61
Capital leases	373	249	106	18	—
Operating leases	16,864	1,160	2,040	1,767	11,897
Purchase commitments	1,365	1,365	—	—	—
Pension contribution and other retirement plans (C)	227	227	—	—	—
Income taxes payable, non-current (D)	—	—	—	—	—

	Amount of Commitment Expiration by Period
		Less than 1			After 5
Other Commercial Commitments	Total	year	1-3 years	4-5 years	years
Thousands of dollars
Letters of credit	$5,592	$5,468	$103	$21	$—
Guarantees	259	163	96	—	—

(A)	Interest on short-term debt is included in the table at interest rates from 4.50% to 8.0% based on the variable interest rates in effect at December 31, 2007.

(B)	Interest on long-term debt is included in the table at interest rates from 3.0% to 7.11% based on the variable interest rates in effect at December 31, 2007.

(C)	Amount represents the expected contribution to the Company’s defined benefit pension plan in 2008. Future expected amounts have not been disclosed as such amounts are subject to change based on performance of the assets in the plan as well as the discount rate used to determine the obligation. At December 31, 2007, the Company’s unfunded contractual obligation was $2.8 million. The Company’s Supplemental Profit Sharing Plan accrued pension liability at December 31, 2007 was $.9 million. Future expected amounts have not been disclosed as the Company is unable to estimate the years in which benefit payments may occur.

(D)	On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (FIN 48).” For further discussion, see Note A and Note F to the Company’s Consolidated Financial Statements. As of December 31, 2007, there were $1.8 million of tax liabilities, including interest, related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, the Company is unable to estimate the years in which cash settlement may occur with the respective tax authorities.
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

Receivable Allowances
     Allowance for Doubtful Accounts
     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2007, we recorded a provision for doubtful accounts of $.3 million. The allowance for doubtful accounts represents approximately 2% of our trade receivable at December 31, 2007 and 3% of our trade receivable at December 31, 2006.
     Reserve for credit memos
     We maintain an allowance for future sales credits related to sales recorded during the year. Our estimated allowance is based on historical sales credits issued in the subsequent year related to the prior year and any significant open return good authorizations as of the balance sheet date. Our allowance is updated on a quarterly basis. The out of period credit reserve represents approximately 1% of our trade receivables at December 31, 2007 and 2006.
Excess and Obsolescence Reserves
     We provide excess and obsolescence reserves to state inventories at the lower of cost or estimated market value. We identify inventory items which have had no usage or are in excess of the usages over the historical 12 to 36 months. A management team with representatives from marketing, manufacturing, engineering and finance reviews these inventory items and determines the disposition of the inventory and assesses the estimated market value based on their knowledge of the product and market conditions. These conditions include among other things, future demand for product, product utility, unique customer order patterns or unique raw material purchase patterns, changes in customer and quality issues. At December 31, 2007 and 2006 the allowance for excess and obsolete inventory was 6% and 9% of gross inventory. If the impact of market conditions worsen from those projected by management, additional inventory write-downs may be necessary.
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
     Our measurement date for our annual impairment test is January 1 of each year. We perform interim impairment tests if trigger events or changes in circumstances indicate the carrying amount may be impaired. There were no trigger events during 2006 or 2005 and as such only an annual impairment test was performed. During 2007 losses continued for our Thailand operation which presented an indicator that the goodwill may be impaired. The goodwill for the Thailand operation in the amount of $.2 million was impaired and written off as of January 1, 2007.

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
Uncertain Tax Positions
     We identify tax positions taken on the federal, state, local and foreign income tax returns filed or to be filed. A tax position can include: a reduction in taxable income reported in a previously filed tax return or expected to be reported on a future tax return that impacts the measurement of current or deferred income tax assets or liabilities in the period being reported; a decision not to file a tax return; an allocation or a shift of income between jurisdictions; the characterization of income or a decision to exclude reporting taxable income in a tax return; or a decision to classify a transaction, entity or other position in a tax return as tax exempt. We determine whether a tax position is an uncertain or a routine business transaction tax position that is more-likely-than-not to be sustained at the full amount upon examination.
     Under FIN 48, tax benefits from uncertain tax positions that reduce our current or future income tax liability, are reported in our financial statements only to the extent that each benefit was recognized and measured under a two step approach. The first step requires us to assess whether each tax position based on its technical merits and facts and circumstances as of the reporting date, is more-likely-than-not to be sustained upon examination. The second step measures the amount of tax benefit that we recognize in the financial statements, based on a cumulative probability approach. A tax position that meets the more-likely-than-not threshold that is not highly certain is measured based on the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming that the tax authority has examined the position and has full knowledge of all relevant information.
     FIN 48 requires subjectivity of judgments to identify outcomes and to assign probability in order to estimate the settlement amount. We provide estimates in order to determine settlement amounts. During the year ended December 31, 2007, we recognized a provision of less than $.1 million of uncertain tax positions and interest, which was net of a $.4 million benefit for the amounts that lapsed through expiring statutes. At December 31, 2007, total reserves for uncertain tax positions and related interest are $1.8 million.
Business Combinations
     We account for business acquisitions using the purchase method, which requires us to allocate the cost of an acquired business to the acquired tangible and intangible assets and the liabilities based on their estimated fair values at acquisition date. We recognize the excess of an acquired business’s cost over the fair value of acquired assets less liabilities as goodwill. When the amount assigned to assets acquired and liabilities assumed exceeds the cost of the acquired business, we recognize an additional cost element for the acquired business related to any contingent consideration and recognize a liability for the lesser of the maximum amount of the contingent consideration or the excess. When the amount assigned to assets acquired and liabilities assumed exceeds the cost of the acquired business including any related contingent consideration, we allocate the excess as a pro rata reduction of the amounts that otherwise would have been assigned to the acquired property and equipment and other intangible assets of the acquired business. Generally we use third-party appraisers to determine the fair values and lives of property and identifiable intangibles and consult with actuaries to determine the fair value of obligations under retirement plans assumed and legal counsel to assess obligations associated with legal and environmental claims, if any.

Pensions
     We record plan assets, obligations and expenses related to pension benefit plans based on actuarial valuations, which include key assumptions on discount rates, expected returns on plan assets and compensation increases. These actuarial assumptions are reviewed annually and modified as appropriate. The effect of modifications is generally recorded or amortized over future periods. The discount rate of 6.5% at December 31, 2007 reflects an analysis of yield curves as of the end of the year and the schedule of expected cash needs of the plan. The expected long-term return on plan assets of 8.0% reflects the plan’s historical returns and represents our best estimate of the likely future returns on the plan’s asset mix. We believe the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries. However, an increase in the discount rate would decrease the plan obligations and the net periodic benefit cost, while a decrease in the discount rate would increase the plan obligations and the net periodic benefit cost. In addition, an increase in the expected long-term return on plan assets would decrease the net periodic pension cost, while a decrease in expected long-term return on plan assets would increase the net periodic pension cost.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard does not require new fair value measurements; however the application of this standard may change current practice for an entity. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal periods. In February 2008, the FASB issued Financial Staff Position (FSP) FAS 157-2 (FSP FAS 157-2), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP FAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS No. 159. The Company is evaluating the impact this standard will have on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment to FAS No. 115.” This standard permits entities to measure certain financial instruments and other certain items at fair value. The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair values option has been elected at each subsequent reporting period. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on earnings, but does not eliminate disclosure requirements of other accounting standards. This standard is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is evaluating the impact this standard will have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin No. (“ARB”) 51. This standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This standard changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This standard is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is evaluating the impact this standard will have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141(R)). SFAS 141(R) replaces SFAS 141, “Business Combinations.” This standard retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is evaluating the impact this standard will have on its consolidated financial statements.
     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 provides guidance on the used of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SAB 107 did not expect a company to use the simplified method for share option grants after December 31, 2007. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g. employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company is currently utilizing the simplified method to estimate the expected term on options granted.
NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS
     In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective for the Company starting January 1, 2007.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $.8 million increase in the liability for unrecognized tax benefits which was accounted for as a reduction in retained earnings. The total amount of unrecognized tax benefits including the accrual for interest, as of the date of adoption was $1.8 million, all of which would affect the effective tax rate if recognized. No penalties have been accrued for unrecognized tax positions. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest to $.2 million.
     In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This staff position amends certain provisions in the AICPA Industry Audit Guide, Audits of Airlines (Airline Guide), and APB No. 28, “Interim Financial Reporting.” This staff position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company adopted the direct expense method effective January 1, 2007, and has retrospectively applied this new accounting principle to prior periods.
     The cumulative effect of the retrospective application of the new accounting principle to the carrying value of assets and liabilities and the offsetting adjustment to opening January 1, 2005 retained earnings was a decrease in deferred tax assets of $.1 million, a decrease in accrued liabilities of $.2 million and an increase in beginning retained earnings of $.1 million. The effect on the results of operations for the years ended December 31, 2006, and 2005 was an increase to net income of $43 thousand and $45 thousand, respectively, in the PLP-USA segment.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. This standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This standard also requires disclosure in the notes to financial statements, additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures was effective for an employer with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.
     As a result of adopting SFAS 158, the Company was required to recognize the underfunded status of its PLP-USA defined benefit pension plan as a liability. The adjustment required to recognize the pension liability on adoption of this statement resulted in a reduction of accumulated other comprehensive income for an unrecognized net loss of $3.7 million pre-tax, or $2.3 million net of tax at December 31, 2006. As of December 31, 2007, $2 million pre-tax or $1.3 million after-tax is included in accumulated other comprehensive income for unrecognized net losses. Currently, the Company measures plan assets and benefit obligations as of the date of the balance sheet.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The Company operates manufacturing facilities and offices around the world and uses fixed and floating rate debt to finance the Company’s global operations. As a result, the Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risk related to changes in interest rates and foreign currency exchange rates. The Company believes the political and economic risks related to the Company’s international operations are mitigated due to the stability of the countries in which the Company’s largest international operations are located.
     The Company has no foreign currency forward exchange contracts outstanding at December 31, 2007. The Company does not hold derivatives for trading purposes.
     The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $9 million at December 31, 2007. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.1 million for the year ended December 31, 2007.
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
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Preformed Line Products Company
We have audited the accompanying consolidated balance sheets of Preformed Line Products Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Preformed Line Products Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes A and F to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions with the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” effective January 1, 2007. Also as discussed in Note A, the Company has retrospectively changed its method of accounting for planned major maintenance activities in 2007 with the adoption of FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”
As discussed in Notes A and G to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” effective January 1, 2006. Also as discussed in Notes A and C to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans with the adoption of SFAS No. 158, “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans” effective December 31, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 4, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
April 4, 2008

PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006
	(Thousands of dollars, except
	share data)
ASSETS
Cash and cash equivalents	$23,392	$29,949
Accounts receivable, less allowances of $1,314 ($1,209 in 2006)	40,482	30,029
Inventories — net	47,563	36,747
Deferred income taxes	3,209	1,145
Prepaids and other	4,542	2,504

TOTAL CURRENT ASSETS	119,188	100,374

Property and equipment — net	62,901	52,810
Patents and other intangibles — net	5,637	2,546
Goodwill	3,928	2,166
Deferred income taxes	4,022	6,528
Other assets	8,190	6,428

TOTAL ASSETS	$203,866	$170,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$4,076	$3,738
Current portion of long-term debt	1,949	2,157
Trade accounts payable	16,083	11,606
Accrued compensation and amounts withheld from employees	7,309	5,556
Accrued expenses and other liabilities	7,507	4,225
Accrued profit-sharing and other benefits	3,577	2,889
Dividends payable	1,076	1,072
Income taxes payable	772	1,129

TOTAL CURRENT LIABILITIES	42,349	32,372

Long-term debt, less current portion	3,010	2,204
Unfunded pension obligation	2,787	3,982
Income taxes payable, noncurrent	1,837	—
Deferred income taxes	1,486	439
Other noncurrent liabilities	1,772	707
Minority interests	904	—
SHAREHOLDERS’ EQUITY
Common stock — $2 par value, 15,000,000 shares authorized, 5,380,956 and 5,360,259 issued and outstanding, net of 378,333 and 365,311 treasury shares at par, respectively	10,762	10,721
Paid in capital	2,720	1,562
Retained earnings	140,339	131,949
Accumulated other comprehensive loss	(4,100)	(13,084)

TOTAL SHAREHOLDERS’ EQUITY	149,721	131,148

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$203,866	$170,852

     See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED OPERATIONS

	Year ended December 31
	2007	2006	2005
	(Thousands of dollars, except share and per share data)
Net sales	$254,607	$216,937	$205,804
Cost of products sold	172,505	147,132	138,384

GROSS PROFIT	82,102	69,805	67,420

Costs and expenses
Selling	25,504	22,483	21,665
General and administrative	27,902	23,828	22,325
Research and engineering	8,305	7,659	6,700
Other operating expenses — net	298	387	219
Goodwill impairment	199	—	—

	62,208	54,357	50,909

Royalty income — net	1,825	1,334	1,447

OPERATING INCOME	21,719	16,782	17,958

Other income (expense)
Interest income	1,150	1,494	1,103
Interest expense	(595)	(564)	(379)
Other expense	(305)	(71)	(109)

	250	859	615

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	21,969	17,641	18,573

Income taxes	7,756	5,538	6,543

NET INCOME BEFORE MINORITY INTERESTS	14,213	12,103	12,030

Minority interests	54	—	—

NET INCOME	$14,159	$12,103	$12,030

Net income per share — basic	$2.64	$2.16	$2.10

Net income per share — diluted	$2.61	$2.14	$2.08

Cash dividends declared per share	$0.80	$0.80	$0.80

Weighted average number of shares outstanding — basic	5,372	5,611	5,725

Weighted average number of shares outstanding - diluted	5,416	5,660	5,783

     See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year ended December 31
	2007	2006	2005
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$14,159	$12,103	$12,030
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	8,079	7,538	7,214
Provision for accounts receivable allowances	1,055	1,161	187
Deferred income taxes	(36)	(636)	(815)
Stock based compensation expense	237	240	—
Excess tax benefits from stock based awards	(253)	—	—
Goodwill impairment	199	—	—
Net investment in life insurance	(18)	(95)	110
Other — net	136	(121)	343
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(6,365)	(3,632)	2,186
Inventories	(4,942)	(1,688)	(1,728)
Trade accounts payables and accrued liabilities	3,628	(751)	2,528
Income taxes	(585)	936	(197)
Other — net	(624)	(298)	(293)

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,670	14,757	21,565

INVESTING ACTIVITIES
Capital expenditures	(9,639)	(10,198)	(7,737)
Business acquisitions, net of cash acquired of $187	(8,438)	—	—
Proceeds from the sale of property and equipment	548	469	126
Payments on life insurance	(149)	(149)	(149)

NET CASH USED IN INVESTING ACTIVITIES	(17,678)	(9,878)	(7,760)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	(528)	2,300	449
Proceeds from the issuance of long-term debt	1,379	3,059	2,142
Payments of long-term debt	(1,456)	(3,986)	(1,030)
Dividends paid	(4,295)	(4,508)	(4,577)
Excess tax benefits from stock based awards	253	—	—
Issuance of common shares	735	102	789
Purchase of common shares for treasury	(651)	(12,140)	(700)

NET CASH USED IN FINANCING ACTIVITIES	(4,563)	(15,173)	(2,927)

Effects of exchange rate changes on cash and cash equivalents	1,014	651	(1,030)

Increase (decrease) in cash and cash equivalents	(6,557)	(9,643)	9,848

Cash and cash equivalents at beginning of year	29,949	39,592	29,744

CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,392	$29,949	$39,592

     See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

				Accumulated Other
				Comprehensive Income (Loss)
		Additional		Cumulative	Unrecognized
	Common	Paid in	Retained	Translation	Pension
	Shares	Capital	Earnings	Adjustment	Benefit Cost	Total
		(In thousands, except share and per share data)
Balance at January 1, 2005	$11,413	$545	$128,738	$(11,917)	$(442)	$128,337
Adjustment to initially apply AUG AIR-1, net of tax provision of $66			128			128

Adjusted balance at January 1, 2005	11,413	545	128,866	(11,917)	(442)	128,465
Net income			12,030			12,030

Foreign currency translation adjustment				(2,008)		(2,008)

Minimum pension liability — net of tax benefit of $182					(278)	(278)
Total comprehensive income						9,744
Purchase of 20,000 common shares	(40)		(660)			(700)
Issuance of 48,084 common shares	97	692				789
Cash dividends declared -$.80 per share			(4,583)			(4,583)

Balance at December 31, 2005	11,470	1,237	135,653	(13,925)	(720)	133,715
Net income			12,103			12,103

Foreign currency translation adjustment				3,167		3,167
Minimum pension liability — net of tax benefit of $441					720	720

Total comprehensive income						15,990
Cumulative effect adjustment to initially apply SFAS 158, net of tax benefit of $1,355					(2,326)	(2,326)
Stock based compensation		240				240
Purchase of 383,202 common shares	(766)		(11,374)			(12,140)
Issuance of 8,664 common shares	17	85				102
Cash dividends declared -$.80 per share			(4,433)			(4,433)

Balance at December 31, 2006	10,721	1,562	131,949	(10,758)	(2,326)	131,148

Net income			14,159			14,159
Foreign currency translation adjustment				7,910		7,910
Recognized net acturial loss net of tax provision of $39					66	66
Current year gain on unfunded pension obligations net of tax provision of $598					1,008	1,008

Total comprehensive income						23,143
Cumulative effect adjustment to initially apply FIN 48			(845)			(845)
Stock based compensation		237				237
Excess tax benefits from stock based awards		253				253
Purchase of 13,022 common shares	(26)		(625)			(651)
Issuance of 33,719 common shares	67	668				735
Cash dividends declared -$.80 per share			(4,299)			(4,299)

Balance at December 31, 2007	$10,762	$2,720	$140,339	$(2,848)	$(1,252)	$149,721

     See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands of dollars, except share and per share data, unless specifically noted)
Note A-Significant Accounting Policies
Nature of Operations
     Preformed Line Products Company and subsidiaries (“the Company”) is a designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, data communication and other similar industries. The Company’s primary products support, protect, connect, terminate and secure cables and wires. The Company also manufactures a line of products serving the voice and data transmission markets. The Company also provides solar hardware systems and mounting hardware for a variety of solar power applications. The Company’s customers include public and private energy utilities and communication companies, cable operators, financial institutions, governmental agencies, original equipment manufacturers, contractors and subcontractors, distributors and value-added resellers. The Company serves its worldwide markets through strategically located domestic and international manufacturing facilities.
Consolidation
     The consolidated financial statements include the accounts of the Company and its subsidiaries where ownership is greater than 50%. All intercompany accounts and transactions have been eliminated upon consolidation.
Minority Interests
     The Company acquired 83.74% of the issued and outstanding shares of Belos SA (Belos), a Polish company (See Note L — Business Combinations for further details). The Company includes Belos accounts in its consolidated financial statements, and the minority shareholders’ interests in Belos income and net assets are reported in the Minority Interests lines of the Statements of Consolidated Operations and the Consolidated Balance Sheets, respectively.
Cash and Cash Equivalents
     Cash equivalents are stated at fair value and consist of highly liquid investments with original maturities of three months or less at the time of acquisition.
Receivable Allowances
     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowances for uncollectible accounts receivable is based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers.  The Company also maintains an allowance for future sales credits related to sales recorded during the year.  The estimated allowance is based on historical sales credits issued in the subsequent year related to the prior year and any significant open return good authorizations as of the balance sheet date.
Inventories
     The Company uses the last-in, first-out (LIFO) method of determining cost for the majority of its material portion of inventories in PLP-USA. All other inventories are determined by the first-in, first-out (FIFO) or average cost methods. Inventories are carried at the lower of cost or market.

Fair Value of Financial Instruments
     The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes payable and debt. The carrying amount of all financial instruments approximates fair value.
Property, Plant, and Equipment and Depreciation
     Property, plant, and equipment is recorded at cost. Depreciation for the Company’s PLP-USA assets is computed using accelerated methods over the estimated useful lives, with the exception of personal computers which are depreciated over three years using the straight line method. Depreciation for the remaining domestic and international operation’s assets is computed using the straight line method over the estimated useful lives. The estimated useful lives used, when purchased new, are: land improvements, ten years; buildings, forty years; and machinery and equipment, three to ten years. Appropriate reductions in estimated useful lives are made for property, plant and equipment purchased in connection with an acquisition of a business or in a used condition when purchased.
Long-Lived Assets
     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the discounted cash flows estimated to be generated by those assets are less than the carrying value of those items. The Company’s cash flows are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is then reduced to fair value. The estimates of fair value represent the Company’s best estimate based on industry trends and reference to market rates and transactions. The Company did not record any impairments to long-lived assets for the year ended December 31, 2007.
Goodwill and Other Intangibles
     Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The Company’s measurement date for its annual impairment test is January 1 of each year. Patents and other intangible assets with finite lives represent primarily the value assigned to patents, land use rights and customer relationships acquired with purchased businesses. Patents and land use rights are amortized using the straight-line method over their useful lives. Customer relationship intangibles are amortized using accelerated basis over the period in which the economic benefits of the intangibles are consumed. Goodwill and other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may be impaired, or in the case of finite lived intangible assets, when the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses or a significant change in the use of an asset. Impairment charges are recognized pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” During 2007 losses continued for our Thailand operation which presented an indicator that the goodwill may be impaired. The goodwill for the Thailand operation in the amount of $.2 million was impaired and written off as of January 1, 2007.
Sales Recognition
     Sales are recognized when products are shipped and the title and risk of loss has passed to unaffiliated customers. Shipping and handling billed-to customers is included in net sales while shipping and handling costs are included in cost of products sold.
Research and Development
     Research and development costs are expensed as incurred. The Company sponsored costs for research and development of new products were $2.8 million in 2007, $3.2 million in 2006 and $2.6 million in 2005.
Advertising
     Advertising costs are expensed in the period incurred.

Foreign Currency Translation
     Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the consolidated balance sheet; and revenues and expenses are translated at weighted average exchange rates in effect during the period. Transaction gains and losses arising from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income and expense as incurred. Such transactions have not been material. The translation adjustments are recorded in accumulated other comprehensive income (loss) as accumulated foreign currency translation adjustments in shareholders’ equity. Upon the sale or upon substantially complete liquidation of an investment in a foreign entity, the cumulative translation adjustment for that entity is removed from accumulated foreign currency translation adjustment in shareholders’ equity and reclassified to earnings.
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
Derivative Financial Instruments
     The Company had no foreign currency forward exchange contracts outstanding at December 31, 2007 and 2006. The Company does not hold derivatives for trading purposes.
Stock-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires the Company to recognize compensation expense for share-based payment awards measured at fair value. The Company adopted the modified-prospective-transition method and accordingly has not restated amounts in prior periods.
     Prior to the adoption of SFAS 123R, the Company applied the intrinsic value based method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, to account for stock options granted to employees to purchase common shares. Under this method, compensation expense was measured as the excess, if any, of the market price at the date of grant over the exercise price of the options. No compensation expense has been recorded because the exercise price was equal to market value at the date of grant. The following table illustrates the effect on net income and net income per share for the year ended December 31, 2005, as if the fair value based method had been applied to all outstanding and vested awards:

Year ended December 31,
2005
Net income, as reported	$12,030
Less: Stock-based compensation expense, pro forma	191

Pro forma net income	$11,839

Earnings per share:
Basic — as reported	$2.10

Basic — pro forma	$2.07

Diluted — as reported	$2.08

Diluted — pro forma	$2.05

Reclassifications
Certain prior period amounts have been reclassified to conform to current year presentation.
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (SFAS 157), “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard does not require new fair value measurements; however the application of this standard may change current practice for an entity. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal periods. In February 2008, the FASB issued Financial Staff Position (FSP) FAS 157-2 (FSP FAS 157-2), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP FAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS No. 159. The Company is evaluating the impact this standard will have on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment to FAS No. 115.” This standard permits entities to measure certain financial instruments and other certain items at fair value. The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair values option has been elected at each subsequent reporting period. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on earnings, but does not eliminate disclosure requirements of other accounting standards. This standard is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is evaluating the impact this standard will have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin No. (“ARB”) 51. This standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This standard changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This standard is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is evaluating the impact this standard will have on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” (SFAS 141(R)) replaces SFAS No. 141, “Business Combinations,” (SFAS 141). This standard retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is evaluating the impact this standard will have on its consolidated financial statements.
     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 provides guidance on the used of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SAB 107 did not expect a company to use the simplified method for share option grants after December 31, 2007. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g. employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company is currently utilizing the simplified method to estimate the expected term on options granted.
Newly Adopted Accounting Pronouncements
     In June 2006, the FASB issued FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of SFAS No. 109, “Accounting for Income Taxes” (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective for the Company starting January 1, 2007.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $.8 million increase in the liability for unrecognized tax benefits which was accounted for as a reduction in retained earnings. The total amount of unrecognized tax benefits including the accrual for interest, as of the date of adoption was $1.8 million, all of which would affect the effective tax rate if recognized. No penalties have been accrued for unrecognized tax positions. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest to $.2 million.
     In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This staff position amends certain provisions in the AICPA Industry Audit Guide, Audits of Airlines (Airline Guide), and APB No. 28,” Interim Financial Reporting.” This staff position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company adopted the direct expense method effective January 1, 2007, and has retrospectively applied this new accounting principle to prior periods.
     The cumulative effect of the retrospective application of the new accounting principle to the carrying value of assets and liabilities and the offsetting adjustment to opening January 1, 2005 retained earnings was a decrease in deferred tax assets of $.1 million, a decrease in accrued liabilities of $.2 million and an increase in beginning retained earnings of $.1 million. The effect on the results of operations for the years ended December 31, 2006, and 2005 was an increase to net income of $43 thousand and $45 thousand, respectively, in the PLP-USA segment.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. This standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This standard also requires disclosure in the notes to financial statements, additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures was effective for an employer with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.
     As a result of adopting SFAS 158, the Company was required to recognize the underfunded status of its PLP-USA defined benefit pension plan as a liability. The adjustment required to recognize the pension liability on adoption of this statement resulted in a reduction of accumulated other comprehensive income for an unrecognized net loss of $3.7 million pre-tax, or $2.3 million net of tax at December 31, 2006. As of December 31, 2007, $2 million pre-tax or $1.3 million after-tax is included in accumulated other comprehensive income for unrecognized net losses. Currently, the Company measures plan assets and benefit obligations as of the date of the balance sheet.
Note B-Other Financial Statement Information
Inventories – net

	December 31
	2007	2006
Finished products	$23,407	$17,372
Work-in-process	2,406	1,844
Raw materials	30,191	25,102

	56,004	44,318
Excess of current cost over LIFO cost	(3,733)	(3,904)
Noncurrent portion of inventory	(4,708)	(3,667)

	$47,563	$36,747

     Material inventories using the LIFO method of determining costs were approximately $18.6 million in 2007 and $15.2 million in 2006.
     During 2007, management’s comprehensive review of the components of the Company’s Brazil operation’s excess and obsolescence reserve calculation discovered that the details of the reserve account included an inappropriate reserve of $.6 million at December 31, 2006. Based on the timing of the completion of certain aspects of this review, the Company recorded a $.4 million adjustment in the first quarter of 2007 and a $.2 million adjustment in the second quarter of 2007 related to the excess and obsolete reserves at December 31, 2006. During the fourth quarter of 2007, management’s detailed review of intercompany profit in ending inventory identified an adjustment of $.9 million of profit in ending inventory that should not be recognized until the inventory is sold to a third party. The $.9 million consisted of $.5 million of profit in inventory at December 31, 2006 which was determined to be immaterial to the 2006 results, $.1 million of profit remaining in the first quarter of 2007, $.2 million of profit remaining in the second quarter of 2007 and $.1 million of profit remaining in the third quarter of 2007. Accordingly the Company has increased Cost of products sold during the first quarter of 2007 by $.6 million for the impact of 2006 and first quarter of 2007 and increased Cost of products sold during the second quarter 2007 by $.2 million and the third quarter by $.1 million. Management has determined that the 2006 amounts, which were recorded in 2007, were not material quantitatively or qualitatively, either individually or on a net basis, to 2006 and 2007 results of operations.

     As of December 31, 2007, the Company classified a portion of inventories not expected to be sold within one year to non-current and included the amount in Other assets as illustrated in the table above. The comparable amount as of December 31, 2006 has been properly reclassified to correct the prior year presentation.
Property and equipment – net
     Major classes of property, plant and equipment are stated at cost and were as follows:

	December 31
	2007	2006
Land and improvements	$6,713	$6,138
Buildings and improvements	48,501	44,225
Machinery and equipment	107,142	101,339
Construction in progress	6,376	2,629

	168,732	154,331
Less accumulated depreciation	105,831	101,521

	$62,901	$52,810

     Depreciation of property and equipment was $7.6 million in 2007, $7.1 million in 2006 and $6.7 million in 2005
     Machinery and equipment includes $1.0 million in capital leases in 2007 and $.8 million in 2006.
     Property and equipment includes $.8 million of purchases in trade accounts payable at December 31, 2007 and less than $.1 at December 31, 2006.
Guarantees
     The Company establishes a warranty reserve when a known measurable exposure exists. Such reserves are adjusted for management’s best estimate of warranty obligations based on current and historical trends. The change in the carrying amount of product warranty reserves for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Balance at January 1	$82	$10	$177
Additions due to acquisitions	97	—	—
Additions charged to costs	41	82	26
Deductions	(124)	(10)	(204)
Currency translation	8	—	11

Balance at December 31	$104	$82	$10

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

Note C-Pension Plans
     PLP-USA hourly employees of the Company who meet specific requirements as to age and service are covered by a defined benefit pension plan. The Company uses a December 31 measurement date for its plan.
     Net periodic benefit cost for PLP-USA’s pension plan consists of the following components for the years ended December 31:

	2007	2006	2005
Service cost	$708	$793	$719
Interest cost	938	901	808
Expected return on plan assets	(938)	(872)	(751)
Recognized net actuarial loss	105	214	204

Net periodic benefit cost	$813	$1,036	$980

     The following tables set forth benefit obligations, assets and the accrued benefit cost of PLP-USA’s pension plan at December 31:

	2007	2006
Projected benefit obligation at beginning of the year	$16,410	$15,957
Service cost	708	793
Interest cost	938	901
Actuarial gain	(1,718)	(922)
Benefits paid	(386)	(319)

Projected benefit obligation at end of year	$15,952	$16,410

Fair value of plan assets at beginning of the year	$12,428	$11,122
Actual return on plan assets	845	972
Employer contributions	278	653
Benefits paid	(386)	(319)

Fair value of plan assets at end of the year	$13,165	$12,428

Unfunded pension obligation	$(2,787)	$(3,982)

     As a result of adopting SFAS 158, the Company was required to recognize the underfunded status of its PLP-USA defined benefit pension plan as a liability. The adjustment required to recognize the pension liability on adoption of this statement resulted in a charge to accumulated other comprehensive income of an unrecognized net loss of $3.7 million pre-tax, or $2.3 million net of tax at December 31, 2006. As of December 31, 2007, $2 million pre-tax and $1.3 million after-tax is included in accumulated other comprehensive income for unrecognized net losses.

     The amount recognized in accumulated other comprehensive loss related to PLP-USA’s pension plan is comprised of the following. There was no prior service cost amortized.

Balance at January 1, 2007	$(2,326)
Reclassification adjustments:
Pretax amortized net actuarial loss	105
Tax provision	(39)

66

Adjustment to recognize current year gain on unfunded pension obligations:
Pretax gain on current year plan assets	1,625
Tax provision	(598)

1,027

Balance at December 31, 2007	$(1,233)

     The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into periodic benefit cost for 2008 is less than $.1 million. There is no prior service cost to be amortized in the future.
     The PLP-USA defined benefit pension plan with accumulated benefit obligations in excess of plan assets was:

	2007	2006
Projected benefit obligation	$15,952	$16,410
Accumulated benefit obligation	12,837	12,488
Fair market value of assets	13,165	12,428
     Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2007	2006
Discount rate	6.50%	6.00%
Rate of compensation increase	3.50	3.50
     Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	2007	2006	2005
Discount rate	6.00%	5.75%	5.75%
Rate of compensation increase	3.50	3.50	3.50
Expected long-term return on plan assets	8.00	8.00	8.00
     The net periodic pension cost for 2007 was based on a long-term asset rate of return of 8.0%. This rate is based upon management’s estimate of future long-term rates of return on similar assets and is consistent with historical returns on such assets.

     The Company’s pension plan weighted-average asset allocations at December 31, 2007 and 2006, by asset category, are as follows:

	Plan assets
	at December 31
	2007	2006
Asset category
Equity securities	66%	65%
Debt securities	31	33
Cash and equivalents	3	2

	100%	100%

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
     The Company’s policy is to fund amounts deductible for federal income tax purposes. The Company expects to contribute $.2 million to its pension plan in 2008.
     The benefits expected to be paid out of the plan assets in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years are as follows:

Pension
Year	Benefits
2008	$405
2009	438
2010	466
2011	499
2012	555
2013-2017	3,849
     The Company provides retirement benefits through various defined contribution plans including PLP-USA’s Profit Sharing Plan. Expense for defined contribution plans was $3.5 million in 2007, $3.6 million in 2006, and $2.9 million in 2005.
     The Company also provides retirement benefits, through the Supplemental Profit Sharing Plan. To the extent an employee’s award under PLP-USA’s Profit Sharing Plan exceeds the maximum allowable contribution permitted under existing tax laws, the excess is accrued for (but not funded) under a non-qualified Supplemental Profit Sharing Plan. The return under this Supplemental Profit Sharing Plan is calculated at a weighted average of the one year Treasury Bill rate plus 1%. At December 31, 2007 and 2006, the interest rate for the Supplemental Profit Sharing Plan was 5.99% and 5.29%, respectively. Expense for the Supplemental Profit Sharing Plan was $.2 million for 2007, $.1 million for 2006 and 2005. The Supplemental Profit Sharing Plan accrued pension liability and unfunded status as of December 31, 2007 and 2006 was $.9 million and $.7 million. As of December 31, 2007, the Company classified the Supplemental Profit Sharing Plan to noncurrent and included the amount in Other noncurrent liabilities. The comparable amount as of December 31, 2006 has been properly reclassified to correct the prior year presentation.
Note D-Debt and Credit Arrangements

	December 31
	2007	2006
Short-term debt
Secured Notes
Chinese Rmb denominated at 5.4% in 2006	$—	$385
Thailand Baht denominated at 4.50% in 2007 (6.08% in 2006)	3,826	3,353
USD denominated at 8.00%	250	—
Current portion of long-term debt	1,949	2,157

Total short-term debt	6,025	5,895

Long-term debt
Australian dollar denominated term loans (A$3,567), at 5.83 to 7.11% (5.83 to 6.54% in 2006), due 2008 and 2013, secured by land and building	3,127	3,910
Chinese Rmb denominated term loan (RMB$10,000) at 6.48% due 2012, secured by letter of credit	1,371	—
Thailand Baht denominated capital loan (Bht$1,055,000) at 3.75 to 3.95% due 2010, secured by capital equipment	19	—
Australian dollar denominated capital loan (A$405) at 6.80% (6.80% in 2006), due 2009, secured by capital equipment	204	451
Polish Zloty denominated loans (PLN$584) at 3.00 to 6.47% due 2011, secured by building, capital equipment and commercial note	238	—

Total long-term debt	4,959	4,361
Less current portion	(1,949)	(2,157)

Total long-term debt, less current portion	3,010	2,204

Total debt	$9,035	$8,099

     A PLP-USA revolving credit agreement makes $20 million available to the Company at an interest rate of money market plus .875%. At December 31, 2007, the interest rate on the revolving credit agreement was 5.375%. However, there was no debt outstanding at December 31, 2007 on the revolving credit agreement. The Company paid less than $.1 million in commitment fees on the revolving credit agreement during 2007. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At December 31, 2007, the Company was in compliance with these covenants.
     Aggregate maturities of long-term debt during the next five years are as follows: $1.9 million for 2008, $.5 million for 2009, $.7 million for 2010, $.9 million for 2011, and $1 million for 2012.
     Interest paid was $.6 million in 2007, $.5 million in 2006 and $.4 million in 2005.
Note E-Leases
     The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment, office equipment and computer equipment. Rental expense was $1.5 million in 2007 and $1.3 million in 2006 and 2005. Future minimum rental commitments having non-cancelable terms exceeding one year are $1.2 million in 2008, $1.1 million in 2009, $.9 million in 2010 and 2011, $.3 million in 2012, and an aggregate $11.9 million thereafter. One such lease is for the Company’s aircraft with a lease commitment through April 2012. Under the terms of the lease, the Company maintains the risk to make up a deficiency from market value attributable to damage, extraordinary wear and tear, excess air hours or exceeding maintenance overhaul schedules required by the Federal Aviation Administration. At the present time, the Company does not believe it has incurred any obligation for any contingent rent under the lease.
     The Company has commitments under capital leases for equipment. Future minimum rental commitments for capital leases are $.3 million in 2008, $.1 million in 2009, and less than $.1 million thereafter. The imputed interest for the capital leases is less than $.1 million.
Note F-Income Taxes
     The provision for income taxes for financial reporting purposes is based upon U.S. and foreign pretax income of $8.2 million and $14.7 million, respectively, for a total of $22.9 million of pretax income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying value for financial statement purposes. In estimating future tax consequences, the Company considers anticipated future events, except changes in tax laws or rates, which are recognized when enacted.
     Income before income taxes and minority interests was derived from the following sources:

	2007	2006	2005
United States	$7,275	$5,832	$9,400
Foreign	14,694	11,809	9,173

	$21,969	$17,641	$18,573

     The components of income tax expense for the years ended December 31 are as follows:

	2007	2006	2005
Current / Noncurrent
Federal	$2,630	$1,361	$3,330
Foreign	4,787	4,592	3,621
State and local	375	221	407

	7,792	6,174	7,358

Deferred
Federal	(495)	(244)	(592)
Foreign	569	(365)	(234)
State and local	(110)	(27)	11

	(36)	(636)	(815)

	$7,756	$5,538	$6,543

     The differences between the provision for income taxes at the U.S. statutory rate and the tax shown in the Statements of Consolidated Operations for the years ended December 31 are summarized as follows:

	2007	2006	2005
Statutory Federal Tax Rate	34%	34%	35%

Federal tax at statutory rate	$7,469	$5,998	$6,500
State and local taxes, net of federal benefit	185	164	269
Non-deductible expenses	113	109	196
Foreign earnings and related tax credits	77	47	(521)
Non-U.S. tax rate variances	(340)	(132)	(173)
Valuation allowance	265	(527)	343
Tax credits	(137)	(168)	(175)
Other, net	124	47	104

	$7,756	$5,538	$6,543

     The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets (liabilities) at December 31 are as follows:

	2007	2006
Deferred tax assets:
Accrued compensation and benefits	$1,173	$1,033
Depreciation and other basis differences	136	445
Inventory valuation reserves	1,607	1,543
Allowance for doubtful accounts	220	207
Benefit plan reserves	1,077	1,611
Foreign tax credits	3,988	4,235
NOL carryforwards	770	648
Other accrued expenses	1,728	1,047
Undistributed foreign earnings	1	—
Unrecognized tax benefits	173	—

Gross deferred tax assets	10,873	10,769
Valuation allowance	(2,358)	(2,119)

Net deferred tax assets	8,515	8,650

Deferred tax liabilities:
Depreciation and other basis differences	(1,730)	(1,128)
Undistributed foreign earnings	—	(81)
Inventory	(83)	(89)
Prepaid expenses	(93)	(96)
Intangibles	(845)	—
Other	(19)	(22)

Net deferred tax liabilities	(2,770)	(1,416)

Net deferred tax assets	$5,745	$7,234

	2007	2006
Change in net deferred tax assets:
Deferred income tax benefit	$36	$636
Items of other comprehensive income (loss)	(636)	914
Adoption of FIN 48	134	—
Deferred tax balances of acquired companies	(1,023)	—

Total change in net deferred tax assets	$(1.489)	$1,550

     Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards.
     At December 31, 2007, the Company had $4 million of foreign tax credit carryforwards that will expire by 2014. At December 31, 2007, the Company had $.8 million state and foreign operating loss carryforwards, which will expire between 2009 and 2022. The Company has established a valuation allowance to record its deferred tax assets at an amount that is more likely than not to be realized. The valuation allowance of $2.3 million at December 31, 2007 of which $.3 million is foreign, relates to foreign tax credits and net operating loss carryforwards that may expire before being realized. The net increase in the valuation allowance of $.2 million in 2007 was primarily due to the assessment of available evidence in determining that the utilization of tax benefits from the foreign net operating losses were not more-likely-than-not to be realized in the future. This increase was offset by the decrease due to changes in the expectation of the amount of foreign source royalty income received in subsequent years.
     As of December 31, 2007, the Company has established a deferred tax asset of less than $.1 million associated with its plans to repatriate approximately $.2 million of its undistributed foreign earnings. The Company has not provided for U.S. income taxes or foreign witholding taxes on the remaining undistributed earnings of its international subsidiaries, which are considered to be permanently reinvested. The amount of such earnings is approximately $64.6 million at December 31, 2007. These earnings would be taxable upon the sale or liquidation of these international subsidiaries, or upon the remittance of dividends. While the measurement of the unrecognized U.S. income taxes with respect to these earnings is not practicable, foreign tax credits would be available to offset some or all of any portion of such earnings that are remitted as dividends.
     In accordance with the applicable tax laws in China, the Company was entitled to a preferential tax rate of 0% for the first two profit making years after utilization of any tax loss carryforwards, which may be carried forward for five years; and a 50% tax reduction for the succeeding three years beginning in 2003. The favorable aggregate tax and per share effect was less than $.1 million, or less than $.01 per share, for 2005.
     Income taxes paid, net of refunds, were approximately $8.1 million in 2007, $5.3 million in 2006 and $7.6 million in 2005.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately a $.8 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction in retained earnings The total amount of unrecognized tax benefits including the accrual for interest as of the date of adoption was approximately $1.8 million, all of which would affect the effective tax rate if recognized.

     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,811
Additions for tax positions of current year	335
Additions for tax positions of prior years	239
Reductions for tax positions of prior years	(120)
Expirations of statutes of limitations	(428)
Settlements for the positions of prior years	—

Balance at December 31, 2007	$1,837

     Included in the balance at December 31, 2007, is interest accrued on unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2007, the Company recognized less than $.1 million in interest, net of the amount that lapsed through expiring statutes. The Company had approximately $.2 million and $.1 million for the payment of interest accrued at December 31, 2007, and 2006, respectively. No penalties have been accrued for unrecognized tax positions. If recognized, the entire balance of unrecognized tax benefits would affect the tax rate. The Company does not expect that the unrecognized tax benefit will change significantly within the next twelve months.
Note G-Stock Options
     The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At December 31, 2007 there were 22,000 shares remaining available for issuance under the Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.
     Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires the Company to recognize compensation expense for share-based payment awards measured at fair value. The Company adopted the modified-prospective-transition method and accordingly has not restated amounts in prior periods. The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.
     There were 20,000 options granted for the year ended December 31, 2007. There were no options granted during the year ended December 31, 2006. The fair values for the stock options granted in 2007 and 2005 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2005
Risk-free interest rate	4.3%	4.1%
Dividend yield	2.9%	3.4%
Expected life (years)	6	9
Expected volatility	37.9%	38.5%

     Activity in the Company’s stock option plan for the year ended December 31, 2007 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value
Outstanding at January 1, 2007	130,811	$23.43
Granted	20,000	$37.44
Exercised	(34,869)	$22.54
Forfeited	(5,000)	$43.25

Outstanding (vested and expected to vest) at December 31, 2007	110,942	$25.34	6.3	$3,842

Exercisable at December 31, 2007	85,442	$22.11	5.0	$3,235

     The weighted-average grant-date fair value of options granted during 2007 and 2005 was $11.93 and $12.19, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $.9 million, $.2 million, and $.6 million, respectively. Cash received for the exercise of stock options during 2007 was $.7 million. The total fair value of stock options vested during the years ended December 31, 2007, 2006 and 2005 was $.2 million, $.3 million, and $.1 million, respectively.
     For the years ended December 31, 2007 and 2006, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by $.2 million. For the years ended December 31, 2007 and 2006, the impact on earnings per share was a reduction of $.04 per share, basic and diluted. The total compensation cost related to nonvested awards not yet recognized at December 31, 2007 is expected to be a combined total of $.2 million over a weighted-average period of 1.4 years.
     The excess tax benefits from stock based awards for the year ended December 31, 2007 of $.3 million, as reported on the consolidated statements of cash flows in financing activities, represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.
Note H-Computation of Earnings Per Share

	Year ended December 31
In thousands, except per share data	2007	2006	2005
Numerator
Net income	$14,159	$12,103	$12,030

Denominator
Determination of shares
Weighted average common shares outstanding	5,372	5,611	5,725
Dilutive effect — employee stock options	44	49	58

Diluted weighted average common shares outstanding	5,416	5,660	5,783

Earnings per common share
Basic	$2.64	$2.16	$2.10

Diluted	$2.61	$2.14	$2.08

     For the year ended December 31, 2007, no stock options were excluded from the calculation of diluted earnings per share due to the average market price being greater than the exercise price plus any unearned compensation on unvested options. For the years ended December 31, 2006 and 2005, 18,000 stock options were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price, and as such the result would have been anti-dilutive.
Note I-Goodwill and Other Intangibles
     The Company’s patents and other intangibles consist of:

	December 31
	2007		2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Patents	$5,029	$(2,802)	$5,026	$(2,480)
Land use rights	1,259	(8)	—	—
Customer relationships	985	(154)	—	—

	$7,273	$(2,964)	$5,026	$(2,480)

Nonamortized intangible assets
Trademarks	1,328		—

	$1,328		$—

     The Company performed its annual impairment test for goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2007, 2006 and 2005, and had determined that no adjustment to the carrying value of goodwill was required. During 2007 losses continued for our Thailand operation which presented an indicator that the goodwill may be impaired. The goodwill for the Thailand operation in the amount of $.2 million was impaired and written off as of December 31, 2007. The aggregate amortization expense for other intangibles with finite lives, ranging from 7 to 17 years, was $.5 million for the year ended December 31, 2007, $.3 million for the year ended December 31, 2006, and $.4 million for the year ended December 31, 2005. Amortization expense is estimated to be $.5 million for 2008, 2009, 2010, 2011 and 2012.
     The Company’s only intangible assets with an indefinite life are goodwill and trademarks. The Company’s addition of $1.7 million to goodwill is related to the acquisition of Direct Power and Water (DPW) (see Note L - Business Combinations for further details). The Company’s deduction of $.2 million to goodwill is related to the impairment of goodwill for our PLP-Asia subsidiary due to the continuation of reported losses of the reporting unit through the year ended December 31, 2007.
     The changes in the carrying amount of goodwill by segment for the years ended December 31, 2007 and 2006, is as follows.

	Australia	South Africa	All Other	Total
Balance at January 1, 2006	$1,479	$61	$478	$2,018
Curency translation	121	(6)	33	148

Balance at December 31, 2006	1,600	55	511	2,166

Impairment			(199)	(199)
Additions	—	—	1,723	1,723
Curency translation	182	2	54	238

Balance at December 31, 2007	$1,782	$57	$2,089	$3,928

Note J – Segment Information
     The Company designs, manufactures and sells hardware employed in the construction and maintenance of telecommunication, energy and other utility networks, data communication products and mounting hardware for solar power applications. Principal products include cable anchoring and control hardware, splice enclosures and devices which are sold primarily to customers in North and South America, Europe, South Africa and Asia Pacific.
     The Company has seven reportable segments. The international segments have been determined based on results of operations as reported by location. The domestic segments have been determined based upon the end use of products. The reportable segments are PLP-USA, Superior Moduler Products (SMP), Australia, Brazil, South Africa, Canada, and All Other. The PLP-USA segment is comprised of the U.S. operations supporting primarily the Company’s domestic energy and telecommunications products. The SMP segment is comprised of the U.S. operations supporting the Company’s data communication products. The Australia segment is comprised of the Company’s operation in Australia producing and selling the Company’s energy, telecommunications and data communication products. As a result of completing our integration of the data communications products into our Australian facility, those products are included in our Australian segment beginning in 2007. Prior periods have been restated accordingly. The Brazil and Canada segments are comprised of the manufacturing and sales operations from those locations which meet at least one of the criteria of a reportable segment. Our final segment is South Africa, which is comprised of a manufacturing and sales operation, and has been included as a segment to comply with reporting segments for 75% of consolidated sales. Our remaining operations are included in the All Other segment because none of these operations meet the criteria for a reportable segment and individually represent less than 10% for each of our combined net sales, consolidated net income, and consolidated assets.
     The accounting policies of the operating segments are the same as those described in Note A in the Notes To Consolidated Financial Statements. The Company evaluates performance based on net income. No single customer accounts for more than ten percent of the Company’s consolidated revenues. It is not practical to present revenues by product line. U.S. net sales for the years ended December 31, 2007, 2006 and 2005 were $131.4 million, $111.4 million and $115.3 million, respectively. U.S. long lived assets as of December 31, 2007 and 2006 were $27.9 million and $27.4 million, respectively.
     The following table presents a summary of the Company’s reportable segments for the years ended December 31, 2007, 2006 and 2005. Current year and prior year amounts have been restated to reflect the seven reportable segments. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profits in inventory.

	Year ended December 31,
	2007	2006	2005
Net sales
PLP-USA	$103,173	$91,412	$95,776
SMP	21,318	20,027	19,572
Australia	29,855	25,867	22,607
Brazil	26,236	20,990	16,510
South Africa	8,049	8,244	7,319
Canada	10,620	9,824	9,027
All Other	55,356	40,573	34,993

Total net sales	$254,607	$216,937	$205,804

Intersegment sales
PLP-USA	$5,475	$5,238	$5,770
SMP	234	492	504
Australia	173	341	283
Brazil	1,977	1,126	1,023
South Africa	888	417	318
Canada	125	355	279
All Other	9,890	5,787	3,841

Total intersegment sales	$18,762	$13,756	$12,018

Interest income
PLP-USA	$551	$889	$562
SMP	62	38	—
Australia	21	18	13
Brazil	106	215	100
South Africa	91	51	44
Canada	95	172	99
All Other	224	111	285

Total interest income	$1,150	$1,494	$1,103

Interest expense
PLP-USA	$(38)	$(31)	$(43)
SMP	—	—	—
Australia	(234)	(311)	(237)
Brazil	(21)	(5)	(25)
South Africa	—	(9)	—
Canada	—	—	—
All Other	(302)	(208)	(74)

Total interest expense	$(595)	$(564)	$(379)

	Year ended December 31,
	2007	2006	2005
Income taxes
PLP-USA	$2,268	$1,451	$3,198
SMP	255	185	425
Australia	825	673	297
Brazil	1,112	576	211
South Africa	542	546	790
Canada	991	901	796
All Other	1,763	1,206	826

Total income taxes	$7,756	$5,538	$6,543

Net income
PLP-USA	$4,018	$3,920	$4,917
SMP	393	276	860
Australia	1,736	1,389	860
Brazil	2,286	924	560
South Africa	1,185	1,319	1,137
Canada	1,811	1,693	1,691
All Other	2,730	2,582	2,005

Total net income	$14,159	$12,103	$12,030

	As of December 31,
	2007	2006	2005
Expenditure for long-lived assets
PLP-USA	$4,589	$4,974	$3,590
SMP	408	701	399
Australia	693	1,140	2,621
Brazil	470	311	439
South Africa	141	102	77
Canada	74	1	20
All Other	3,264	2,969	591

Total expenditures for long-lived assets	$9,639	$10,198	$7,737

Depreciation and amortization
PLP-USA	$4,558	$4,141	$3,554
SMP	665	798	1,106
Australia	749	759	635
Brazil	169	565	574
South Africa	117	72	80
Canada	93	123	201
All Other	1,728	1,080	1,064

Total depreciation and amortization	$8,079	$7,538	$7,214

	As of December 31,
	2007	2006
Identifiable assets
PLP-USA	$69,786	$73,334
SMP	12,937	12,788
Australia	25,122	22,022
Brazil	18,022	12,119
South Africa	4,901	4,083
Canada	8,672	6,635
All Other	64,426	39,871

Total identifiable assets	$203,866	$170,852

Long-lived assets
PLP-USA	$23,202	$22,718
SMP	4,395	4,665
Australia	9,864	8,969
Brazil	3,540	2,695
South Africa	548	443
Canada	1,974	1,686
All Other	19,378	11,634

Total long-lived assets	$62,901	$52,810

Note K -Related Party Transactions
     The Company is a sponsor of Ruhlman Motorsports. Ruhlman Motorsports is owned by Randall M. Ruhlman, a director of the Company, and by his wife. In 2007, 2006 and 2005 the Company paid sponsorship fees of $950,000, $950,000, and $658,000, respectively, to Ruhlman Motorsports. In addition, in 2005 the Company’s Canadian subsidiary, Preformed Line Products (Canada) Ltd., paid $101,000 to Ruhlman Motorsports in sponsorship fees.
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

Note L -Business Combinations
     On March 22, 2007, the Company entered into and closed a Stock Purchase Agreement for $3 million, subject to a holdback of $.4 million, acquiring all of the issued and outstanding shares of DPW, a New Mexico company that designs and installs solar systems and manufactures mounting hardware, battery, and equipment enclosures.  The holdback of $.4 million is held as security for liability of the sellers pursuant to the indemnity obligations set forth in the Agreement. Depending on the post-closing performance of DPW, earn out may be paid to the sellers for the three years following closing.
     The Company’s consolidated balance sheet reflects the acquisition of DPW under the purchase method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation remains subject to refinement.

Current assets	$1,474
Property and equipment	342
Goodwill	1,723
Other intangibles	944

Total assets aqcuired	4,483

Current liabilities (including $244 of debt)	(1,045)
Deferred income taxes	(438)

Total liabilites assumed	(1,483)

Net assets aquired	$3,000

     The intangible assets acquired are $.9 million for customer relationships with a useful life of ten years and less than $.1 million for covenants not to compete with a useful life of seven years.
     The year ended December 31, 2006 unaudited net revenues for DPW were approximately $7.1 million. The consolidated financial statements for the year ended December 31, 2007 only include results of DPW from the acquisition date. The reported results of operations are not materially different from the proforma amounts that would include the impact of the acquisition from the beginning of the periods presented. DPW is included in the All Other category for segment disclosures.
     On April 22, 2007, the Company entered into a Stock Purchase Agreement for $6 million to acquire approximately 83.74% of the issued and outstanding shares of Belos SA (Belos), a Polish company that manufacturers and supplies fittings for low, medium and high voltage power networks in its domestic and export markets. The transaction closed September 6, 2007.  Depending on the post-closing performance of Belos, certain contingent consideration may be paid for the year following the closing.
     The Company’s consolidated balance reflects the acquisition of Belos under the purchase method of accounting. As part of the allocation of the fair value of the assets acquired and liabilities assumed at acquisition date, the Company recorded an additional investment and current liability of $1 million related to contingent consideration. Since the fair value amount assigned to assets acquired and liabilities assumed exceeded the cost of the acquired business including the contingent consideration, the Company allocated the excess as a pro rata reduction to the amounts that otherwise would have been assigned to the acquired property and equipment and other intangibles. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation remains subject to refinement.

Current assets	$6,088
Property and equipment	3,939
Other intangibles	1,917
Other assets	437

Total assets acquired	12,381

Current liabilities	(2,744)
Long term debt, less current portion	(112)
Other non-current liabilities and deferred taxes	(1,675)
Minority interest	(850)

Total liabilities assumed	(5,381)

Net assets acquired	$7,000

     Of the $1.9 million of acquired intangibles, $1.1 million was assigned to registered trademarks that are not subject to amortization. The remaining $.8 million of acquired intangibles consists of land usufruct rights of $.7 million with a useful life of 82.25 years and less than $.1 million for certain customer contracts with a useful life of one year.
     The year ended December 31, 2006 unaudited net revenues for Belos were approximately $14 million. The consolidated financial statements for the year ended December 31, 2007 only include results of Belos from the acquisition date. The reported results of operations are not materially different from the proforma amounts that would include the impact of the acquisition from the beginning of the periods presented. Belos is included in the All Other category for segment disclosures.
Note M-Quarterly Financial Information (unaudited)
     The following table summarizes our quarterly restated results of operations for each of the quarters in 2007 with the comparison to the results as previously reported. The restatement was due to the adjustments noted below. These quarterly restated results are unaudited, but in the opinion of management have been prepared on the same basis as our audited financial information and include all adjustments necessary for a fair presentation of our results of operations.

	2007
	Quarter ended
	March 31	June 30	September 30	December 31
	As Previously Reported
Net sales	$56,531	$63,753	$66,099
Gross profit	18,908	21,062	22,782
Income before income taxes and minority interest	5,512	6,624	8,457
Net income	3,718	3,816	5,664
Net income per share, basic	0.69	0.71	1.05
Net income per share, diluted	0.69	0.70	1.04

	As Restated
Net sales	$56,531	$63,753	$66,099	$68,224
Gross profit	18,327	20,663	22,668	20,444
Income before income taxes and minority interest	4,732	6,225	8,343	2,669
Net income	3,152	3,564	5,592	1,851
Net income per share, basic	0.59	0.67	1.04	0.34
Net income per share, diluted	0.58	0.66	1.03	0.34

	2006
	Quarter ended
	March 31	June 30	September 30	December 31
Net sales	$52,635	$56,098	$56,439	$51,765
Gross profit	16,471	18,446	18,762	16,126
Income before income taxes	3,601	5,394	6,036	2,610
Net income	2,499	3,551	4,009	2,044
Net income per share, basic	0.44	0.62	0.71	0.38
Net income per share, diluted	0.43	0.62	0.71	0.38
     Cost of products sold for the fourth quarter 2007 includes a $.3 million ($.03 per share) charge related to the step-up in inventory valuation as part of the Belos acquisition completed in September 2007. Fourth quarter 2007 includes a $.9 million ($.10 per share) adjustment to Costs and expenses for additional audit fees, including $.5 million of non-recurring fees associated with the 2006 Form 10-K/A. Additionally, a net increase in the valuation allowance for deferred tax assets of $.3 million ($.06 per share) was recorded in the fourth quarter 2007 primarily due to the determination that the utilization of tax benefits from the foreign net operating losses for our Thailand operations were not more-likely-than-not to be realized in the future.
     The following describes the adjustments to 2007 previously reported results that have been subsequently restated in the above presentation. During the fourth quarter 2007 management determined that goodwill related to our Thailand operations in the amount of $.2 million ($.04 per share) should have been written off as part of the annual impairment test. The write-off of goodwill should have been recorded during the first quarter of 2007 and has been restated to reflect this adjustment in the first quarter of 2007. With the continued refinement of the purchase price allocation for the acquisition of DPW on March 22, 2007, a $.2 million ($.02 per share) charge related to the step-up in inventory valuation was identified in fourth quarter 2007 and should have been recorded in second quarter 2007, since the information to determine the purchase price allocation was available. Costs of products sold for the second quarter of 2007 has been adjusted to include the charge related to the step-up in inventory valuation. During the fourth quarter of 2007, management’s detailed review of intercompany profit in ending inventory identified an adjustment of $.9 million ($.10 per share) of profit in ending inventory that should not be recognized until the inventory is sold to a third party. The $.9 million adjustment consisted of $.6 million of profit in inventory remaining at the end of the first quarter, $.2 million of additional profit in inventory remaining at the end of the second quarter and $.1 million of additional intercompany profit in inventory at the end of the third quarter of 2007. Accordingly, the Company has increased Cost of products sold during the first quarter of 2007 by $.6 million ($.07 per share), the second quarter of 2007 by $.2 million ($.02 per share) and the third quarter of 2007 by $.1 million ($.01 per share). (See Note B.)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Vice President of Finance and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Vice President of Finance and Treasurer, concluded that, because of the material weakness identified in internal control over financial reporting as a result of not having sufficient resources with the appropriate technical accounting knowledge in the finance organization as described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2007.

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
     As discussed in Note L in the Notes to Consolidated Financial Statements, we acquired 100% of Direct Power and Water Corporation (DPW) and 83.74% of Belos SA (Belos) during 2007. As permitted by the Securities and Exchange Commission, management has excluded internal controls from these two operations in its assessment. DPW’s net sales, net income and total assets represent 3%, 1% and 3% of consolidated net sales, net income and total assets respectively for the year ended and as of December 31, 2007. Belos’ net sales, net income and total assets represent 2%, 0% and 7% of consolidated net sales, net income and total assets respectively for the year ended and as of December 31, 2007.
     Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.
     Management, with the participation of the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based upon that assessment, management concluded that certain control deficiencies, some of which constituted a material weakness, existed in our internal control over financial reporting as of December 31, 2007.
     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that, as of December 31, 2007, a material weakness existed in the Company’s internal control over financial reporting as a consequence of not having sufficient resources with the appropriate technical accounting knowledge in the finance organization, specifically:
•	There was insufficient analysis, documentation and review of the Company’s income tax accounts and supporting details, in particular as related to the Company’s accounting for transfer pricing, reinvestment of undistributed foreign earnings, foreign earnings and profits pools, valuation allowances for deferred tax assets and the classification of deferred tax balances in the consolidated balance sheet. These control deficiencies resulted in various adjustments to the deferred tax balances.
•	There was a lack of sufficient supervision and oversight of subsidiary accounting and reporting and purchase price accounting, a lack of sufficient documentation on the application of technical accounting matters, and an insufficient coordination of worldwide accounting practices to ensure consistent application of generally accepted accounting principles at the Company’s decentralized locations. These control deficiencies resulted in adjustments for interim excess and obsolete inventory reserves and noncurrent inventory classification, among others.
•	The Company did not maintain effective controls to ensure the completeness, accuracy, and timeliness of the elimination of intercompany profit in inventory at several subsidiaries, which caused an adjustment to correct the amount of intercompany profit in inventory at December 31, 2007.

•	There is an insufficient internal audit function, including lack of an internal audit risk assessment, and limited documentation, planning, and formal reporting to management and the audit committee on the scope and results of audit activities during the year.
•	The Company did not perform sufficient reviews of the goodwill impairment model, including the discounted future years’ projected cash flows and related source data. As a result of an increased number of operating segments, a more thorough review should have been performed and better documented to support the annual goodwill impairment test. The lack of review and sufficient evaluation and documentation of certain assumptions and source data contributed to a goodwill impairment adjustment.
     None of the adjustments mentioned above are considered individually material to the 2007 consolidated financial statements; however, this material weakness, if not remediated, has the potential to cause a material misstatement.
     As a result of the material weakness described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who expressed an adverse opinion as stated in their report, a copy of which is included below.
Changes in Internal Control Over Financial Reporting
     Other than the material weakness described above, there has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the quarter ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The Company has engaged an outside consultant to assist in preparing and reviewing the accounting for income taxes. A Manager of Internal Audit has been hired subsequent to December 31, 2007. Additionally, the Company’s management is recruiting a Technical Accounting Manager and a Financial Analyst. These actions are being taken to remedy the material weakness in internal control over financial reporting identified above.
Attestation Report of the Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Preformed Line Products Company
We have audited Preformed Line Products Company and its subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Direct Power and Water Corporation (“DPW”) and Belos SA (“Belos”), which were acquired on March 22, 2007 and September 6, 2007, respectively, and whose financial statements constitute 3%, 1% and 3% of consolidated net sales, net income and total assets and 2%, 0% and 7% of consolidated net sales, net income and total assets, respectively, for the year ended and as of December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at DPW and Belos. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s assessment:
The Company did not maintain sufficient resources with the appropriate technical accounting knowledge in the finance organization, specifically:
•	There was insufficient analysis, documentation and review of the Company’s income tax accounts and supporting details, in particular as related to the Company’s accounting for transfer pricing, reinvestment of undistributed foreign earnings, foreign earnings and profits pools, valuation allowances for deferred tax assets and the classification of deferred tax balances in the consolidated balance sheet. These control deficiencies resulted in various adjustments to the deferred tax balances.

•	There was a lack of sufficient supervision and oversight of subsidiary accounting and reporting and purchase price accounting, a lack of sufficient documentation on the application of technical accounting matters, and an insufficient coordination of worldwide accounting practices to ensure consistent application of generally accepted accounting principles at the Company’s decentralized locations. These control deficiencies resulted in adjustments for interim excess and obsolete inventory reserves and noncurrent inventory classification, among others.

•	The Company did not maintain effective controls to ensure the completeness, accuracy, and timeliness of the elimination of intercompany profit in inventory at several subsidiaries, which caused an adjustment to correct the amount of intercompany profit in inventory at December 31, 2007.

•	There is an insufficient internal audit function, including lack of an internal audit risk assessment, and limited documentation, planning, and formal reporting to management and the audit committee on the scope and results of audit activities during the year.

•	The Company did not perform sufficient reviews of the goodwill impairment model, including the discounted future years’ projected cash flows and related source data. As a result of an increased number of operating segments, a more thorough review should have been performed and better documented to support the annual goodwill impairment test. The lack of review and sufficient evaluation and documentation of certain assumptions and source data contributed to a goodwill impairment adjustment.
None of the adjustments mentioned above are considered individually material to the 2007 consolidated financial statements; however, this material weakness, if not remediated, has the potential to cause a material misstatement.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements and financial statement schedule.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated April 4, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
April 4, 2008
Item 9B. Other Information
     In December 2007, the Board of Directors of the Company, based upon recommendations from the Compensation Committee, approved amendments to the Officers Bonus Plan, and to the Chief Executive Officer Bonus Plan (collectively, the “Annual Bonus Plans”). The Annual Bonus Plans provide that the executive officers selected by the Compensation Committee are eligible to receive annual bonuses, payable in cash based on the level of attainment of Company and individual performance goals over one-year performance periods. The target bonuses are express as a percentage of the officer’s base salary and are typically established based on competitive market data for each position. The Board approved the amendments to the Annual Bonus Plans in recognition that the previous plans may not have provided sufficient motivation to long-term strategic goals because they included no assessment of bottom-line and top-line growth, and that the existing implied target and maximum bonus levels were below typical opportunities offered to executives at other companies in similar positions. The Plans were amended to increase the maximum bonus ranges as follows: for the Officer Bonus Plan, the maximum bonus increased from 50% of salary to 85% of salary, and for the Chief Executive Officer Bonus Plan, the maximum bonus increased from 50% of salary to 100% of salary.
Part III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this Item 10 is incorporated by reference to the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement,

for the Annual Meeting of Shareholders to be held April 28, 2008 (the “Proxy Statement”). Information relative to executive officers of the Company is contained in Part I of this Annual Report of Form 10-K. The Company has adopted a code of conduct. A copy of the code of conduct can be obtained from our Internet site at http://www.preformed.com in our About Us section.
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
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial Statements and Schedule

Page	Financial Statements
34	Consolidated Balance Sheets
35	Statements of Consolidated Operations
36	Statements of Consolidated Cash Flows
37	Statements of Consolidated Shareholders’ Equity
38	Notes to Consolidated Financial Statements

Page		Schedule
69		II-Valuation and Qualifying Accounts

(b)	(b)	Exhibits

Exhibit
Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

Exhibit
Number	Exhibit

4	Description of Specimen Share Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated December 31, 2006 regarding sponsorship of racing car, filed herewith.

10.2	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.3	Preformed Line Products Company Officers Bonus Plan, filed herewith.

10.4	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).

10.5	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.6	Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).

10.7	Amendment to the Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.8	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).

10.9	Retirement Agreement between Robert C. Hazenfield and Preformed Line Products Company dated December 19, 2005, (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2005).

10.10	Stock Purchase Agreement, dated March 22, 2007, by and among the Company and Claudia W. Goodreau, Kevin M. Goodreau, Dora Ely Randall and Jeffrey J. Randall to acquire Direct Power and Water Corporation (incorporated by reference to the Company’s 10-Q filing for the quarter ended March 31, 2007).

10.11	Conditional Share Purchase Agreement, dated April 22, 2007, by and among the Company and BBO Spolka z o.o. to acquire a holding in Zaklady Wytworcze Sprzetu Sieciowego “Belos” SA (incorporated by reference to the Company’s 10-Q filing for the three-month and six-month ended June 30, 2007).

10.12	Preformed Line Products Company Chief Executive Officer Bonus Plan, filed herewith.

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 8-K current report filing dated August 6, 2007).

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company
April 4, 2008	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer

April 4, 2008	/s/ Eric R. Graef
Eric R. Graef
Vice President Finance and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

April 4, 2008	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer

April 4, 2008	/s/ Frank B. Carr
Frank B. Carr
Director

April 4, 2008	/s/ Barbara P. Ruhlman
Barbara P. Ruhlman
Director

April 4, 2008	/s/ Randall M. Ruhlman
Randall M. Ruhlman
Director

April 4, 2008	/s/ John P. O’Brien
John P. O’Brien
Director

April 4, 2008	/s/ Glenn E. Corlett
Glenn E. Corlett
Director

April 4, 2008	/s/ Michael E. Gibbons
Michael E. Gibbons
Director

April 4, 2008	/s/ R. Steven Kestner
R. Steven Kestner
Director

PREFORMED LINE PRODUCTS COMPANY
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2007, 2006 and 2005
(In Thousands)

	Balance at	Additions charged			Balance at
	beginning of	to costs and		Other additions or	end of
For the year ended December 31, 2007:	period	expenses	Deductions	deductions (a)	period
Allowance for doubtful accounts	$762	$260	$(311)	$137	$848
Reserve for credit memos	447	795	(776)	—	466
Inventory reserve	4,410	151	(1,282)	514	3,793
Accrued product warranty	82	41	(124)	105	104

	Balance at	Additions charged			Balance at
	beginning of	to costs and		Other additions or	end of
For the year ended December 31, 2006:	period	expenses	Deductions	deductions	period
Allowance for doubtful accounts	$616	$419	$(289)	$16	$762
Reserve for credit memos	173	742	(468)	—	447
Inventory reserve	3,185	1,869	(720)	76	4,410
Accrued product warranty	10	82	(10)	—	82

	Balance at	Additions charged			Balance at
	beginning of	to costs and		Other additions or	end of
For the year ended December 31, 2005:	period	expenses	Deductions	deductions	period
Allowance for doubtful accounts	$2,396	$85	$(1,874)	$9	$616
Reserve for credit memos	71	102	—	—	173
Inventory reserve	3,093	603	(607)	96	3,185
Accrued product warranty	177	26	(204)	11	10

(a)	Other additions or deductions relate to translation adjustments. Also included for 2007 are opening balances for acquisitions for the following reserves; allowance for doubtful accounts of $86 thousand, inventory reserves of $440 thousand and $97 thousand for accrued product warranty.

Exhibit Index
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

4	Description of Specimen Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Agreement between Ruhlman Motor Sports and Preformed Line Products Company dated December 31 2006, regarding sponsorship of racing car, filed herewith.

10.2	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.3	Preformed Line Products Company Officers Bonus Plan, filed herewith.

10.4	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).

10.5	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.6	Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).

10.7	Amendment to the Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.8	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option Agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).

10.9	Retirement Agreement between Robert C. Hazenfield and Preformed Line Products Company dated December 19, 2005 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2005).

10.10	Stock Purchase Agreement, dated March 22, 2007, by and among the Company and Claudia W. Goodreau, Kevin M. Goodreau, Dora Ely Randall and Jeffrey J. Randall to acquire Direct Power and Water Corporation (incorporated by reference to the Company’s 10-Q filing for the quarter ended March 31, 2007).

10.11	Conditional Share Purchase Agreement, dated April 22, 2007, by and among the Company and BBO Spolka z o.o. to acquire a holding in Zaklady Wytworcze Sprzetu Sieciowego “Belos” SA (incorporated by reference to the Company’s 10-Q filing for the three-month and six-month ended June 30, 2007).

10.12	Preformed Line Products Company Chief Executive Officer Bonus Plan, filed herewith.

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 8-K current report filing dated August 6, 2007).

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.