Form 10-Q
period 2008-03-31
PREFORMED LINE PRODUCTS CO
filed 2008-05-08
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐          Accelerated filer ☑                    Non-accelerated filer ☐                    Smaller reporting company ☐
                                   (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of May 7, 2008: 5,379,856

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
Thousands of dollars, except share data	2008	2007
ASSETS
Cash and cash equivalents	$21,831	$23,392
Accounts receivable, less allowances of $1,374 ($1,314 in 2007)	42,368	40,482
Inventories — net	51,294	47,050
Deferred income taxes	3,555	3,209
Prepaids and other	4,279	4,542

TOTAL CURRENT ASSETS	123,327	118,675

Property and equipment — net	65,547	62,901
Patents and other intangibles — net	5,734	5,637
Goodwill	4,483	3,928
Deferred income taxes	3,622	4,022
Other assets	8,244	8,703

TOTAL ASSETS	$210,957	$203,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$3,656	$4,076
Current portion of long-term debt	1,602	1,949
Trade accounts payable	20,848	16,083
Accrued compensation and amounts withheld from employees	7,788	7,309
Accrued expenses and other liabilities	7,164	7,507
Accrued profit-sharing and other benefits	1,843	3,577
Dividends payable	1,076	1,076
Income taxes payable	960	772

TOTAL CURRENT LIABILITIES	44,937	42,349

Long-term debt, less current portion	3,217	3,010
Unfunded pension obligation	2,949	2,787
Income taxes payable, noncurrent	1,905	1,837
Deferred income taxes	1,531	1,486
Other noncurrent liabilities	2,022	1,772
Minority interests	937	904

SHAREHOLDERS’ EQUITY
Common stock — $2 par value, 15,000,000 shares authorized, 5,379,856 and 5,380,956 issued and outstanding, net of 381,733 and 378,333 treasury shares at par, respectively	10,760	10,762
Paid in capital	2,822	2,720
Retained earnings	142,069	140,339
Accumulated other comprehensive loss	(2,192)	(4,100)

TOTAL SHAREHOLDERS’ EQUITY	153,459	149,721

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$210,957	$203,866

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three month periods ended March 31,
In thousands, except per share data	2008	2007
Net sales	$64,703	$56,531
Cost of products sold	44,433	38,204

GROSS PROFIT	20,270	18,327

Costs and expenses
Selling	6,267	5,963
General and administrative	7,760	5,816
Research and engineering	2,234	1,946
Other operating expenses (income) — net	(99)	186
Goodwill impairment	—	199

	16,162	14,110

Royalty income — net	319	381

OPERATING INCOME	4,427	4,598

Other income (expense)
Interest income	223	305
Interest expense	(139)	(165)
Other expense	(2)	(6)

	82	134

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	4,509	4,732

Income taxes	1,526	1,580

NET INCOME BEFORE MINORITY INTERESTS	2,983	3,152

Minority interests	33	—

NET INCOME	$2,950	$3,152

Net income per share — basic	$0.55	$0.59

Net income per share — diluted	$0.54	$0.58

Cash dividends declared per share	$0.20	$0.20

Weighted average number of shares outstanding — basic	5,382	5,360

Weighted average number of shares outstanding — diluted	5,431	5,405

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Three Month Periods Ended March 31,
Thousands of dollars	2008	2007
OPERATING ACTIVITIES
Net income	$2,950	$3,152
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	2,151	1,816
Provision for accounts receivable allowances	177	102
Deferred income taxes	99	558
Stock based compensation expense	43	64
Goodwill impairment	—	199
Net investment in life insurance	(150)	124
Other — net	30	32
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(1,605)	(8,783)
Inventories	(2,839)	(1,755)
Trade accounts payables and accrued liabilities	2,898	2,371
Income taxes	718	55
Other — net	(344)	(708)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,128	(2,773)

INVESTING ACTIVITIES
Capital expenditures	(3,708)	(2,054)
Business acquisitions, net of cash acquired of $187	—	(2,550)
Proceeds from the sale of property and equipment	70	22

NET CASH USED IN INVESTING ACTIVITIES	(3,638)	(4,582)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	(251)	460
Payments of long-term debt	(583)	(550)
Dividends paid	(1,076)	(1,072)
Issuance of common shares	64	3
Purchase of common shares for treasury	(151)	(68)

NET CASH USED IN FINANCING ACTIVITIES	(1,997)	(1,227)

Effects of exchange rate changes on cash and cash equivalents	(54)	25

Decrease in cash and cash equivalents	(1,561)	(8,557)

Cash and cash equivalents at beginning of year	23,392	29,949

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,831	$21,392

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
Restatement
Subsequent to the issuance of the consolidated financial statements for the three months ended March 31, 2007, the Company determined that (a) the write-off of goodwill related to Thailand operations of $.2 million should have been recorded during the first quarter of 2007, and (b) intercompany profit of $.6 million in inventory at March 31, 2007 should not have been recognized in earnings until the inventory is sold to a third party. As a result, the Company has restated the accompanying consolidated financial statements for the three months ended March 31, 2007.
The effect of the restatement is as follows:

	As previously
	reported	As restated
Cost of products sold	$37,623	$38,204
Gross profit	18,908	18,327
Goodwill impairment	—	199
Operating income	5,378	4,598
Income before income tax	5,512	4,732
Income tax	1,794	1,580
Net income	3,718	3,152

Net income per share — basic	$0.69	$0.59

Net income per share — diluted	$0.69	$0.58

Operating Cash Flows:
Net income	$3,718	$3,152
Goodwill impairment	—	199
Inventories	(2,335)	(1,755)
Income Taxes	269	55
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.
The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s Form 10-K for 2007 filed on April 7, 2008 with the Securities and Exchange Commission.

NOTE B – OTHER FINANCIAL STATEMENT INFORMATION
Inventories

	March 31,	December 31,
	2008	2007
Finished products	$23,740	$21,069
Work-in-process	3,422	2,401
Raw materials	32,491	32,534

	59,653	56,004
Excess of current cost over LIFO cost	(3,664)	(3,733)
Noncurrent portion of inventory	(4,695)	(5,221)

	$51,294	$47,050

During the first quarter of 2008, management determined that $.5 million of its current inventory balance should have been classified as noncurrent at December 31, 2007. Accordingly, the Company has restated the December 31, 2007 inventory balances by $.5 million from current to noncurrent. In addition to this reclassification from current to noncurrent, management also identified and corrected errors in the classification of the inventory balances in each category of inventory at December 31, 2007. Management determined that these adjustments were not material, quantitatively or qualitatively, to the consolidated balance sheet at December 31, 2007.
Property and equipment
Major classes of property, plant and equipment are stated at cost and were as follows:

	March 31,	December 31,
	2008	2007
Land and improvements	$6,785	$6,713
Buildings and improvements	49,090	48,501
Machinery and equipment	110,041	107,142
Construction in progress	7,756	6,376

	173,672	168,732
Less accumulated depreciation	108,125	105,831

	$65,547	$62,901

Property and equipment includes $.5 million of purchases in trade accounts payable at March 31, 2008 and $.8 million at December 31, 2007.
Comprehensive Income
The components of comprehensive income are as follows:

	Three month periods ended March 31,
	2008	2007
Net income	$2,950	$3,152
Other comprehensive income:
Foreign currency translation adjustments	1,904	753
Recognized net actuarial loss	4	—

Comprehensive income	$4,858	$3,905

Guarantees

Product warranty balance at January 1, 2008	$111
Deductions	(4)
Currency translation adjustments	3

Product warranty balance at March 31, 2008	$110

Legal Proceedings
From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.
NOTE C – PENSION PLANS
Net periodic benefit cost for the Company’s domestic plan included the following components:

	Three month periods ended March 31,
	2008	2007
Service cost	$167	$177
Interest cost	256	235
Expected return on plan assets	(261)	(235)
Recognized net actuarial loss	6	26

Net periodic benefit cost	$168	$203

The first 2008 contribution was made on April 14, 2008 in the amount of $.1 million. The Company presently anticipates contributing an additional $.1 million to fund its pension plan in 2008 for a total of $.2 million.
NOTE D – COMPUTATION OF EARNINGS PER SHARE

	Three month periods ended March 31,
	2008	2007
Numerator
Net income	$2,950	$3,152

Denominator
Determination of shares
Weighted average common shares outstanding	5,382	5,360
Dilutive effect — employee stock options	49	45

Diluted weighted average common shares outstanding	5,431	5,405

Earnings per common share
Basic	$0.55	$0.59

Diluted	$0.54	$0.58

NOTE E – GOODWILL AND OTHER INTANGIBLES
The Company’s patents and other intangibles consist of:

	March 31,		December 31,
	2008		2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Patents	$5,029	$(2,880)	$5,029	$(2,802)
Land use rights	1,362	(15)	1,259	(8)
Customer relationships	989	(211)	985	(154)

	$7,380	$(3,106)	$7,273	$(2,964)

Nonamortized intangible assets
Trademarks	$1,460		$1,328

The Company performed its annual impairment test for goodwill pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets” as of January 1, 2008, and had determined that no adjustment to the carrying value of goodwill was required. During the fourth quarter 2007 management determined that goodwill related to the Company’s Thailand operations in the amount of $.2 million should have been written off as part of the 2007 annual impairment test. The write-off of goodwill should have been recorded during the first quarter of 2007 and has been restated to reflect this adjustment in the first quarter of 2007. The aggregate amortization expense for other intangibles with finite lives for each of the three-months ended March 31, 2008 and 2007 was $.1 million. Amortization expense is estimated to be $.5 million annually for 2008 through 2012.
The Company’s only intangible asset with an indefinite life is goodwill. The Company’s addition of $.5 million to goodwill is related to the acquisition of Direct Power and Water (DPW) (see Note J - Business Combinations for further details). The changes in the carrying amount of goodwill, by segment, for the three-month period ended March 31, 2008, is as follows:

	Australia	South Africa	All Other	Total
Balance at January 1, 2008	$1,782	$57	$2,089	$3,928
Additions			466	466
Currency translation	83	(10)	16	89

Balance at March 31, 2008	$1,865	$47	$2,571	$4,483

NOTE F – STOCK OPTIONS
The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At March 31, 2008 there were 22,000 shares remaining available for issuance under the Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.
There were no options granted during the three months ended March 31, 2008. There were 15,000 options granted during the three months ended March 31, 2007. The fair value for the stock options granted in 2007 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2007
Risk-free interest rate	4.3%
Dividend yield	3.1%
Expected life	6
Expected volatility	40.7%
Activity in the Company’s stock option plan for the three months ended March 31, 2008 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value
Outstanding at January 1, 2008	110,942	$25.34
Granted	—	—
Exercised	(2,300)	$27.62
Forfeited	—	—

Outstanding (vested and expected to vest) at March 31, 2008	108,642	$25.29	6.2	$2,541

Exercisable at March 31, 2008	90,642	$23.08	5.0	$2,321

The weighted–average grant-date fair value of options granted during 2007 was $11.76. The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 was less than $.1 million, respectively. Cash received for the exercise of stock options during 2008 was $.1 million. The total fair value of stock options vested during the three months ended March 31, 2008 was $.1 million. There were no stock options that vested during the three months ended March 31, 2007.
For the three months ended March 31, 2008 and 2007, the Company recorded compensation expense related to the stock options recognized over the requisite service period, reducing income before taxes and net income by less than $.1 million for each year. For the three months ended March 31, 2008 and 2007, the impact on earnings per share was a reduction of $.01 per share, basic and diluted. The total compensation cost related to nonvested awards not yet recognized at March 31, 2008 is expected to be a combined total of $.1 million over a weighted-average period of 1.3 years.
The excess tax benefits from stock based awards for the three months ended March 31, 2008 was less than one thousand dollars and represents the reduction in income taxes otherwise payable during the period, attributable to actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.
NOTE G – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard does not require new fair value measurements; however, the application of this standard may change current practice for an entity. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal periods. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories: Level 1: Quoted market prices in active markets for identical assets or liabilities; Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data; or Level 3: Unobservable inputs that are not corroborated by market data. In February 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in

SFAS No. 159. The Company has adopted this standard as it relates to financial assets and financial liabilities and its adoption did not have an impact on its consolidated financial statements. The Company is currently evaluating the impact that the adoption of SFAS 157, as it relates to nonfinancial assets and liabilities, will have on its consolidated financial results.
In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157-1 (FSP 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” This FSP 157-1 amends SFAS No. 157, Fair Value Measurements, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. This FSP is effective upon the initial adoption of SFAS No. 157.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment to FAS No. 115.” This standard permits entities to measure certain financial instruments and certain other items at fair value. The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair values option has been elected at each subsequent reporting period. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on earnings, but does not eliminate disclosure requirements of other accounting standards. This standard is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has adopted this standard on January 1, 2008 and did not elect to measure any additional financial instruments or other items at fair values.
NOTE H –RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” This standard amends ARB No. 51 to establish accounting and reporting for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), Business Combinations. This standard is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is evaluating the impact this standard will have on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement is effective as of the beginning of our 2010 fiscal year. The Company is currently evaluating the impact, if any, this standard will have on its consolidated financial statements.
NOTE I –SEGMENT INFORMATION
The following table presents a summary of the Company’s reportable segments for the three month periods ended March 31, 2008 and 2007. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three months ended March 31,
	2008	2007
Net sales
PLP-USA	$25,007	$27,489
SMP	4,838	4,552
Australia	6,905	6,495
Brazil	6,055	4,521
South Africa	1,601	1,500
Canada	2,366	2,291
All Other	17,931	9,683

Total net sales	$64,703	$56,531

Intersegment sales
PLP-USA	$2,244	$1,661
SMP	46	67
Australia	255	45
Brazil	114	575
South Africa	20	138
Canada	681	18
All Other	2,071	1,718

Total intersegment sales	$5,431	$4,222

Interest income
PLP-USA	$46	$167
SMP	9	18
Australia	24	4
Brazil	11	25
South Africa	27	21
Canada	29	23
All Other	77	47

Total interest income	$223	$305

Interest expense
PLP-USA	$(8)	$(35)
SMP	—	—
Australia	(50)	(64)
Brazil	(2)	(2)
South Africa	—	—
Canada	—	—
All Other	(79)	(64)

Total interest expense	$(139)	$(165)

	Three months ended March 31,
	2008	2007
Income taxes
PLP-USA	$549	$721
SMP	111	(85)
Australia	41	134
Brazil	91	265
South Africa	131	125
Canada	175	186
All Other	428	234

Total income taxes	$1,526	$1,580

Net income
PLP-USA	$878	$1,428
SMP	149	(133)
Australia	88	333
Brazil	120	484
South Africa	323	305
Canada	301	321
All Other	1,091	414

Total net income	$2,950	$3,152

	March 31,	December 31,
	2008	2007
Identifiable assets
PLP-USA	$68,139	$69,786
SMP	13,442	12,937
Australia	26,771	25,122
Brazil	19,372	18,022
South Africa	4,935	4,901
Canada	8,620	8,672
All Other	69,678	64,426

Total identifiable assets	$210,957	$203,866

NOTE J – BUSINESS COMBINATIONS
On March 22, 2007, the Company entered into and closed a Stock Purchase Agreement for $3 million, subject to a holdback of $.4 million, acquiring all of the issued and outstanding shares of DPW, a New Mexico company that designs and installs solar systems and manufactures mounting hardware, battery, and equipment enclosures.  The holdback of $.4 million is held as security for liability of the sellers pursuant to the indemnity obligations set forth in the Agreement. Depending on the post-closing performance of DPW, earn outs may be paid to the sellers for each of the three years following closing. As of March 31, 2008, an earn out liability has been recorded in the amount of $.4 million related to the first year post-closing performance, resulting in $.4 million of additional goodwill associated with the acquisition.
The Company’s consolidated balance sheet reflects the acquisition of DPW under the purchase method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation has been finalized.

Current assets	$1,474
Property and equipment	289
Goodwill	1,756
Other intangibles	944

Total assets acquired	4,463

Current liabilities (including $244 of debt)	(1,045)
Deferred income taxes	(418)

Total liabilites assumed	(1,463)

Net assets acquired	$3,000

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

Current assets	$6,088
Property and equipment	3,939
Other intangibles	1,917
Other assets	437

Total assets acquired	12,381

Current liabilities	(2,744)
Long term debt, less current portion	(112)
Other non-current liabilities and deferred taxes	(1,675)
Minority interest	(850)

Total liabilites assumed	(5,381)

Net assets acquired	$7,000

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement of first quarter 2007
Subsequent to the issuance of the consolidated financial statements for the three months ended March 31, 2007, the Company determined that (a) the write-off of goodwill related to Thailand operations of $.2 million should have been recorded during the first quarter of 2007, and (b) intercompany profit of $.6 million in inventory at March 31, 2007 should not have been recognized in earnings until the inventory is sold to a third party. As a result, the Company has restated the accompanying consolidated financial statements for the three months ended March 31, 2007.

Preface
Our net sales for the quarter ended March 31, 2008 increased $8.2 million, or 14%, and gross profit increased $1.9 million, or 11%, compared to the same period in 2007. Our net sales increased primarily as a result of our two acquisitions made in 2007, Direct Power and Water (DPW) and Belos SA (Belos), being reflected in 2008 results but not in the first quarter 2007. DPW and Belos net sales were $6.7 million for the three months ended March 31, 2008. Additionally, the favorable impact of the change in the conversion rate of local currencies to U.S. dollars compared to the same period in 2007 contributed $3.1 million to the increase in net sales. Gross profit increased as a result of increased sales. However, the increase in costs and expenses exceeded the increase in gross profit resulting in a decrease in net income of $.2 million, or $.04 per diluted share, when compared to the same period in 2007.
THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007
For the three months ended March 31, 2008, net sales were $64.7 million, an increase of $8.2 million, or 14%, from the same period in 2007 as summarized in the following table:

	Three month periods ended March 31,
				Change
				due to
thousands of dollars				currency		%
				conversion	Net	Net
	2008	2007	Change	rate changes	change	change
Net sales
PLP-USA	$25,007	$27,489	$(2,482)	$—	$(2,482)	(9)%
SMP	4,838	4,552	286	—	286	6
Australia	6,905	6,495	410	931	(521)	(8)
Brazil	6,055	4,521	1,534	1,063	471	10
South Africa	1,601	1,500	101	(111)	212	14
Canada	2,366	2,291	75	350	(275)	(12)
All Other	17,931	9,683	8,248	824	7,424	77

Consolidated	$64,703	$56,531	$8,172	$3,057	$5,115	9%

PLP-USA net sales decreased $2.5 million, or 9%. This decrease in PLP-USA’s first quarter 2008 sales relates primarily to the $2 million nonrecurrence of storm damage sales in the first quarter 2007. We anticipate a slight increase in sales for the remainder of 2008, although we believe PLP-USA sales for the year will continue to be impacted by the slowing economy and housing market. Our SMP net sales increased $.3 million, or 6%, primarily due to an increase in original equipment manufacturer sales. International net sales were favorably impacted by $3.1 million when converted to U.S. dollars as a result of the weaker U.S. dollar compared to certain foreign currencies when compared to the first quarter 2007 conversion rates. Excluding the effect of the change in currency conversion rates, Brazil net sales increased $.5 million and South Africa net sales increased $.2 million primarily as a result of increased volume in transmission products. Excluding the effect of the change in currency conversion rates, Australia net sales decreased $.5 million and Canada net sales decreased $.3 million primarily as a result of the lower sales volume within their markets. Excluding the effect of the change in currency conversion rates, All Other sales increased $7.4 million excluding the effect of the change in currency conversion rates due primarily to the inclusion of $6.7 million in net sales from our new acquisitions, DPW and Belos, in our first quarter 2008 results. We continue to see competitive pricing pressures globally but believe that our international sales will continue to grow in 2008 but at a slower rate of increase than we experienced in 2007.
Gross profit of $20.3 million for the three months ended March 31, 2008 increased $1.9 million, or 11%, compared to the same period in 2007 as summarized in the following table:

	Three month periods ended March 31,
				Change
				due to
thousands of dollars				currency		%
				conversion	Net	Net
	2008	2007	Change	rate changes	change	change
Gross profit
PLP-USA	$8,100	$8,510	$(410)	$—	$(410)	(5)%
SMP	1,265	759	506	—	506	67
Australia	2,030	2,113	(83)	272	(355)	(17)
Brazil	1,484	1,736	(252)	261	(513)	(30)
South Africa	730	724	6	(51)	57	8
Canada	1,010	983	27	149	(122)	(12)
All Other	5,651	3,502	2,149	306	1,843	53

Consolidated	$20,270	$18,327	$1,943	$937	$1,006	5%

PLP-USA gross profit of $8.1 million decreased $.4 million, or 5%. This decrease is comprised of $.8 million due to lower net sales partially offset by lower manufacturing and shipping costs compared to the same period in 2007. SMP gross profit of $1.3 million increased $.5 million primarily due to an increase in sales, and a favorable customer mix resulting in improvement in product margin of $.4 million coupled with a $.1 million reduction in manufacturing expenses. The conversion of local currency to U.S. dollars favorably impacted gross profit by $.9 million. Excluding the impact of the change in the currency conversion rate, Australia gross profit decreased $.4 million, or 17%, due primarily to a $.2 million decrease in gross profit due to decreased sales and $.2 million increase in manufacturing expense. Excluding the effect of the change in currency conversion rates, Brazil gross profit decreased $.5 million, or 30%, as the $.2 million increase in gross profit on increased sales was more than offset by the increase in manufacturing expenses. The increase in manufacturing expenses is primarily due to a $.4 million favorable inventory adjustment made in the first quarter 2007 and $.3 million increase in manufacturing expenses related to personnel expenses in 2008. During 2007, management’s comprehensive review of the components of our Brazilian operation’s excess and obsolescence reserve calculation revealed that the details of the reserve account included an inappropriate reserve of $.6 million at December 31, 2006. Based on the timing of the completion of certain aspects of this review, we recorded a $.4 million adjustment in the first quarter of 2007 and an additional adjustment of $.2 million in the second quarter of 2007 related to the excess and obsolete reserve at December 31, 2006. Excluding the effect of the change in currency conversion rates, South Africa gross profit increased $.1 million, or 8% primarily as a result of increased sales. Excluding the effect of the change in currency conversion rates, Canada gross profit decreased $.1 million, or 12%, primarily as a result of a decrease in net sales. Excluding the effect of the change in currency conversion rates, All Other gross profit increased $1.8 million, or 53% compared to the same period in 2007. The inclusion of DPW and Belos in 2008 results accounted for 80% of the increase in All Other gross profit. We expect continued pressure on gross profit percentage as a result of the anticipated increases in our raw material costs and are implementing price increases in the second quarter at PLP-USA.
Cost and expenses for the three month period ended March 31, 2008 increased $2.1 million, or 15%, compared to the same period in 2007 as summarized in the following table:

	Three month periods ended March 31,
				Change
				due to
thousands of dollars				currency		%
				conversion	Net	Net
	2008	2007	Change	rate changes	change	change
Costs and expenses
PLP-USA	$7,733	$7,451	$282	$—	$282	4%
SMP	1,342	1,376	(34)	—	(34)	(2)
Australia	1,564	1,304	260	208	52	4
Brazil	1,270	959	311	223	88	9
South Africa	231	249	(18)	(12)	(6)	(2)
Canada	447	387	60	65	(5)	(1)
All Other	3,575	2,384	1,191	179	1,012	42

Consolidated	$16,162	$14,110	$2,052	$663	$1,389	10%

PLP-USA costs and expenses increased $.3 million primarily as a result of a $.4 million increase in personnel related expenses and a $.2 million increase in auditing fees partially offset by a $.3 million reduction in advertising and sales promotion expenses. SMP costs and expenses of $1.3 million remained relatively unchanged from the same period in 2007. The weaker dollar unfavorably impacted costs and expenses by $.7 million when international costs in local currency were translated to U.S. dollars compared to the same period in 2007. Excluding the effects of currency conversion rate change compared to 2007, Australia costs and expenses increased less than $.1 million due primarily to an increase in personnel related expenses. Brazil costs and expenses increased less than $.1 million net of the effects of currency conversion rate change due primarily to an increase in personnel and bad debt expense. Excluding the effects of the change in currency conversion rate, South Africa and Canada costs and expense remained relatively flat compared to the same period in 2007. All Other costs and expenses increased $1 million compared to the same period in 2007. The inclusion of DPW and Belos in 2008 results accounted for 95% of the increase in All Other costs and expenses.
Royalty income of $.3 million decreased $.1 million as a result of lower SMP royalties compared to 2007.
Operating income of $4.4 million for the three months ended March 31, 2008 decreased $.2 million, or 4%, compared to the same period in 2007. This decrease was the result of the $1.9 million increase in gross profit being partially offset by the $2 million increase in costs and expenses and the $.1 million decrease in royalty income. PLP-USA operating income decreased $.6 million primarily as a result of the $.4 million decrease in gross profit coupled with the $.3 million increase in costs and expenses being partially offset by a $.1 million increase in intercompany royalties. SMP operating income increased $.5 million primarily as a result of an increase in gross profit. Australia operating income decreased $.4 million as a result of the $.1 million decrease in gross profit coupled with the $.3 million increase in costs and expenses. Brazil operating income decreased $.5 million as a result of the $.2 million decrease in gross profit and the $.3 million increase in costs and expenses. South Africa and Canada operating income remained relatively unchanged compared to the same period in 2007. All Other operating income of $1.6 million increased $.9 million as a result of the $2.1 million increase in gross profit partially offset by the $1.2 million increase in cost and expenses.
Other income for the three months ended March 31, 2008 of $.1 million decreased less than $.1 million compared to 2007 as a result of a decrease in interest income net of interest expense.
Income taxes for the three months ended March 31, 2008 of $1.5 million decreased by less than $.1 million compared to the same period in 2007. The effective tax rate for the quarter ended March 31, 2008 was 34% compared to 33% in 2007. The effective tax rate for 2007 is lower than the statutory federal rate of 34% due primarily to foreign tax rate differences.
As a result of the preceding items, net income for the three month period ended March 31, 2008 was $3 million, or $.54 per diluted share, compared to net income of $3.2 million, or $.58 per diluted share, for the same period in 2007. PLP-USA net income of $.9 million decreased $.6 million compared to the same period in 2007 primarily as a result of a $.6 million decrease in operating income. SMP net income of $.1 million was $.3 million better than the same period in 2007 as a result of a $.5 million increase in operating income partially offset by a $.2 million increase in income taxes. Australia net income of $.1 million decreased $.2 million compared to the first quarter 2007 primarily due to the $.4 decrease in operating income being partially offset by lower income taxes. Brazil net income of $.1 million decreased $.4 million compared to the same period in 2007 as a result of the $.5 million decrease in operating income being partially offset by lower income taxes. South Africa and Canada net income of $.3 million remained relatively unchanged compared to the same period in 2007. All Other net income of $1.1 million increased $.7 million as a result of a $.9 million increase in operating income partially offset by a $.2 million increase in income taxes and minority interest.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
Cash decreased $1.6 million for the three months ended March 31, 2008. Net cash provided by operating activities was $4.1 million primarily because of net income and depreciation partially offset by the increase in accounts receivable and inventory on higher sales demand net of the increase in payables and accrued liabilities compared to year-end. The major investing and financing uses of cash were $3.7 million in capital expenditures, $1.1 million in dividend payments and $.8 million repayment of debt.
Net cash used for investing activities of $3.6 million represents a decrease of $.9 million when compared to the cash used for investing activities in 2007. In March 2007, we acquired all the issued and outstanding shares of Direct Power and Water Corporation (DPW) for an initial cash payment of $2.6 million. Capital expenditures increased $1.7 million in the three months ended March 31, 2008 when compared to the same period in 2007 due mostly to a solar installation project at our Spain subsidiary and additional machinery investment at our Brazil subsidiary.
Cash used in financing activities was $2 million compared to $1.2 million in the previous year. This increase was primarily a result of a $.7 million increase in the repayment of debt net of borrowings compared to the same period in 2007.
Our current ratio was 2.7 to 1 at March 31, 2008 and 2.8 to 1 at December 31, 2007. At March 31, 2008, our unused balance under our main credit facility was $20 million and our bank debt to equity percentage was 6%. Our main revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At March 31, 2008, we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash position, together with our available borrowing capacity, provides substantial financial resources. If we were to incur significant indebtedness, we expect to be able to continue to meet liquidity needs under the credit facilities. We would not increase our debt to a level that we believe would have a material adverse impact upon the results of operations or financial condition.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” This standard amends ARB No. 51 to establish accounting and reporting for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), Business Combinations. This standard is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is evaluating the impact this standard will have on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement is effective as of the beginning of our 2010 fiscal year. The Company is currently evaluating the impact, if any, this standard will have on its consolidated financial statements.

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
The Company has no foreign currency forward exchange contracts outstanding at March 31, 2008. The Company does not hold derivatives for trading purposes.
The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $8.5 million at March 31, 2008. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of less than $.1 million for the three-month period ended March 31, 2008.
The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign exchange contracts, foreign denominated receivables, and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $2.3 million and on income before income taxes of less than $.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Vice President of Finance and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of March 31, 2008. Based on that evaluation, the Company’s management including the Chief Executive Officer and Vice President of Finance and Treasurer, concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2008 solely because of the material weakness in the Company’s internal controls over financial reporting identified as of December 31, 2007 relating to not having sufficient resources with the appropriate technical accounting knowledge in the finance organization. In light of the foregoing, the Company performed additional analysis and post-closing procedures as deemed necessary to ensure that the accompanying Unaudited Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, management believes that the Unaudited Consolidated Financial Statements included in this report present fairly, in all material aspects, the Company’s financial position as of March 31, 2008, and the results of its operations, cash flows and changes in shareholders’ equity for the three months then ended.
Changes in Internal Control over Financial Reporting
The Company has engaged an outside consultant to assist in preparing and reviewing the accounting for income taxes. A Manager of Internal Audit and Technical Accounting Manager have been hired subsequent to December 31, 2007. Additionally, the Company’s management is recruiting a Financial Analyst. These actions are being taken to remedy the material weakness in internal control over financial reporting identified as of December 31, 2007. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March, 31, 2008 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our financial condition or results of operations.

ITEM 1A. RISK FACTORS
There were no material changes from the risk factors previously disclosed in the Company’s 10-K for the fiscal year ended December 31, 2007 filed on April 7, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 15, 2007, the Board of Directors authorized a plan to repurchase up to 200,000 shares of Preformed Line Products Company, superseding any previously authorized plan, including the December 2004 plan. The repurchase plan does not have an expiration date. The following table includes repurchases for the three-month period ending March 31, 2008.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that may yet be
	Shares	Price Paid	Publicly Announced Plans	Purchased under the
Period (2008)	Purchased	per Share	or Programs	Plans or Programs
January	—	$—	13,022	186,978
February	—	—	13,022	186,978
March	3,400	44.22	16,422	183,578

Total	3,400
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
The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:
•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States, Canada, and Western Europe;

•	Technological developments that affect longer-term trends for communication lines such as wireless communication;

•	The decreasing demands for product supporting copper-based infrastructure due to the introduction of products using new technologies or adoption of new industry standards;

•	The Company’s success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

•	The Company’s success at implementing price increases to offset rising material costs;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful in expanding the Company’s product line into new areas;

•	The Company’s ability to identify, complete and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	Changes in significant government regulations affecting environmental compliances;

•	The telecommunication market’s continued deployment of Fiber-to-the-Premises;

•	Those factors described under the heading “Risk Factors” on page 12 of the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on April 7, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2008	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 8, 2008	/s/ Eric R. Graef
Eric R. Graef
Vice President - Finance and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX
31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.