Form 10-Q
period 2008-09-30
PREFORMED LINE PRODUCTS CO
filed 2008-11-06
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of November 3, 2008: 5,223,180.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
Thousands of dollars, except share data	2008	2007
		(restated)
ASSETS
Cash and cash equivalents	$24,775	$23,392
Accounts receivable, less allowances of $1,177 ($1,199 in 2007)	46,752	37,002
Inventories — net	47,020	43,788
Deferred income taxes	3,218	2,982
Prepaids and other	5,811	4,098
Current assets of discontinued operations	—	12,188

TOTAL CURRENT ASSETS	127,576	123,450

Property and equipment — net	60,934	58,506
Patents and other intangibles — net	4,287	5,637
Goodwill	6,140	3,928
Deferred income taxes	4,213	3,744
Other assets	8,193	8,601

TOTAL ASSETS	$211,343	$203,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$2,858	$4,076
Current portion of long-term debt	948	1,949
Trade accounts payable	19,041	15,178
Accrued compensation and amounts withheld from employees	9,742	6,995
Accrued expenses and other liabilities	9,223	6,829
Accrued profit-sharing and other benefits	3,330	3,577
Dividends payable	1,053	1,076
Income taxes payable	2,089	772
Current liabilities of discontinued operations	—	1,897

TOTAL CURRENT LIABILITIES	48,284	42,349

Long-term debt, less current portion	2,854	3,010
Unfunded pension obligation	3,122	2,787
Income taxes payable, noncurrent	1,270	1,837
Deferred income taxes	1,147	1,486
Other noncurrent liabilities	1,962	1,772
Minority interests	1,381	904

SHAREHOLDERS’ EQUITY
Common stock — $2 par value, 15,000,000 shares authorized, 5,223,180 and 5,380,956 issued and outstanding, net of 551,059 and 378,333 treasury shares at par, respectively	10,446	10,762
Paid in capital	3,402	2,720
Retained earnings	144,917	140,339
Accumulated other comprehensive loss	(7,442)	(4,100)

TOTAL SHAREHOLDERS’ EQUITY	151,323	149,721

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$211,343	$203,866

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three month periods ended September 30,		Nine month periods ended September 30,
In thousands, except per share data	2008	2007	2008	2007
		(restated)		(restated)
Net sales	$73,952	$60,413	$209,179	$170,464
Cost of products sold	48,489	38,974	141,034	111,743

GROSS PROFIT	25,463	21,439	68,145	58,721

Costs and expenses
Selling	6,119	5,462	17,879	16,516
General and administrative	7,506	6,347	22,553	17,999
Research and engineering	2,218	1,731	6,545	5,185
Other operating expenses (income) — net	462	(169)	605	141
Goodwill impairment	—	—	—	199

	16,305	13,371	47,582	40,040

OPERATING INCOME	9,158	8,068	20,563	18,681

Other income (expense)
Interest income	225	264	655	805
Interest expense	(138)	(140)	(415)	(437)
Other income (expense)	176	(9)	196	(22)

	263	115	436	346

INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND DISCONTINUED OPERATIONS	9,421	8,183	20,999	19,027

Income taxes	2,807	2,663	6,604	6,838

INCOME BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS	6,614	5,520	14,395	12,189

Minority interests, net of tax	(157)	(24)	(268)	(24)

INCOME FROM CONTINUING OPERATIONS	6,457	5,496	14,127	12,165

Income (loss) from discontinued operations, net of tax	(34)	96	735	143

NET INCOME	$6,423	$5,592	$14,862	$12,308

Income per share from continuing operations — basic	$1.24	$1.02	$2.67	$2.27

Income (loss) per share from discontinued operations — basic	$(0.01)	$0.02	$0.14	$0.03

Total net income per share — basic	$1.23	$1.04	$2.81	$2.30

Income per share from continuing operations — diluted	$1.23	$1.01	$2.64	$2.25

Income (loss) per share from discontinued operations — diluted	$(0.01)	$0.02	$0.14	$0.02

Total net income per share — diluted	$1.22	$1.03	$2.78	$2.27

Cash dividends declared per share	$0.20	$0.20	$0.60	$0.60

Weighted-average number of shares outstanding — basic	5,218	5,379	5,298	5,369

Weighted-average number of shares outstanding — diluted	5,269	5,437	5,345	5,418

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Nine Month Periods Ended September 30,
Thousands of dollars	2008	2007
		(restated)

OPERATING ACTIVITIES

Net income	$14,862	$12,308
Less: income from discontinued operations	735	143

Income from continuing operations	14,127	12,165

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,054	5,164
Provision for accounts receivable allowances	395	626
Provision for inventory reserves	1,236	743
Deferred income taxes	(1,044)	45
Stock-based compensation expense	196	188
Excess tax benefits from stock-based awards	(74)	(193)
Goodwill impairment	—	199
Net investment in life insurance	(281)	71
Minority interest	268	24
Other — net	51	50
Changes in operating assets and liabilities:
Accounts receivable	(11,663)	(9,120)
Inventories	(6,447)	(6,876)
Trade accounts payables and accrued liabilities	9,269	4,015
Income taxes payable	2,060	1,259
Other — net	(60)	(622)

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,087	7,738

INVESTING ACTIVITIES
Capital expenditures	(9,002)	(6,593)
Business acquisitions — net of cash acquired	(644)	(8,443)
Proceeds from the sale of discontinued operations	10,486	—
Proceeds from the sale of property and equipment	201	152

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,041	(14,884)

FINANCING ACTIVITIES
Decrease in notes payable to banks	(800)	(111)
Proceeds from the issuance of long-term debt	6,500	1,311
Payments of long-term debt	(7,810)	(1,309)
Dividends paid — net	(3,195)	(2,469)
Excess tax benefits from stock-based awards	74	193
Proceeds from issuance of common shares	442	487
Purchase of common shares for treasury	(7,458)	(328)

NET CASH USED IN FINANCING ACTIVITIES	(12,247)	(2,226)

Effects of exchange rate changes on cash and cash equivalents	(860)	777

Net increase (decrease) in cash and cash equivalents	2,021	(8,595)

NET CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows	958	333
Investing cash flows	(1,596)	(365)
Financing cash flows	—	(750)
Effects of exchange rate changes on cash and cash equivalents	—	2

NET CASH USED IN DISCONTINUED OPERATIONS	(638)	(780)

Cash and cash equivalents at beginning of year	23,392	29,949

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,775	$20,574

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In thousands, except share and per share data
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Preformed Line Products Company (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.
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
Restatement
Subsequent to the issuance of the consolidated financial statements for the three and nine month periods ended September 30, 2007, the Company determined that (a) the write-off of goodwill related to its Thailand operations of $.2 million should have been recorded during the first quarter of 2007, (b) the $.2 million charge related to the step-up in inventory valuation in the purchase price allocation for the acquisition of Direct Power and Water Corporation (DPW) on March 22, 2007 should have been recorded during the second quarter of 2007, and (c) intercompany profit of $.9 million in inventory at September 30, 2007 should not have been recognized in earnings until the inventory was sold to a third party. The $.9 million adjustment consisted of $.6 million of profit in inventory remaining at the end of the first quarter, $.2 million of profit in inventory remaining at the end of the second quarter and $.1 million of profit in inventory remaining at the end of the third quarter. As a result, the Company has restated the accompanying consolidated financial statements for the three and nine month periods ended September 30, 2007.

The effect of the restatement is as follows:

	As previously reported
	Three month periods	Nine month periods
	ended September 30, 2007	ended September 30, 2007
Cost of products sold	$43,316	$123,631
Gross profit	22,783	62,752
Goodwill impairment	—	—
Operating income	8,327	20,199
Income before income tax and minority interest	8,457	20,593
Income tax	2,769	7,371
Income before minority interest	5,688	13,222
Minority interest	(24)	(24)
Net income	5,664	13,198

Net income per share — basic	$1.05	$2.46

Net income per share — diluted	$1.04	$2.44

Operating Cash Flows:
Net income		$13,198
Goodwill impairment		—
Inventories		(7,275)
Income Taxes		1,412

	As restated
	Three month periods	Nine month periods
	ended September 30, 2007	ended September 30, 2007
Cost of products sold	$43,431	$124,724
Gross profit	22,668	61,659
Goodwill impairment	—	199
Operating income	8,213	18,907
Income before income tax and minority interest	8,343	19,301
Income tax	2,727	6,969
Income before minority interest	5,616	12,332
Minority interest	(24)	(24)
Net income	5,592	12,308

Net income per share — basic	$1.04	$2.30

Net income per share — diluted	$1.03	$2.27

Operating Cash Flows:
Net income		$12,308
Goodwill impairment		199
Inventories		(6,182)
Income Taxes		1,010
Certain of the restated amounts above do not agree with the statements of consolidated income due to the sale of discontinued operations in May 2008, as discussed in Note L — Discontinued Operations.

NOTE B — OTHER FINANCIAL STATEMENT INFORMATION
Inventories — net

	September 30,	December 31,
	2008	2007

Finished products	$21,673	$20,417
Work-in-process	2,618	2,363
Raw materials	32,541	29,860

	56,832	52,640
Excess of current cost over LIFO cost	(5,038)	(3,733)
Noncurrent portion of inventory	(4,774)	(5,119)

	$47,020	$43,788

During the first quarter of 2008, management determined that $.5 million of its current inventory balance should have been classified as noncurrent at December 31, 2007. In addition to this reclassification from current to noncurrent, management also identified and corrected the classification of certain inventory balances between the categories of inventory at December 31, 2007. Although management determined that these adjustments were not material, quantitatively or qualitatively, to the consolidated balance sheet at December 31, 2007, the reclassifications are included in the December 31, 2007 column in the above table. Noncurrent inventory is included in other assets on the consolidated balance sheets.
Property and equipment — net
Major classes of property and equipment are stated at cost and were as follows:

	September 30,	December 31,
	2008	2007

Land and improvements	$5,875	$6,223
Buildings and improvements	47,589	44,537
Machinery and equipment	95,435	91,376
Construction in progress	4,981	6,053

	153,880	148,189
Less accumulated depreciation	92,946	89,683

	$60,934	$58,506

Property and equipment includes $.4 million of purchases in trade accounts payable at September 30, 2008 and $.8 million at December 31, 2007.
Comprehensive income
The components of comprehensive income are as follows:

	Three month periods ended September 30,		Nine month periods ended September 30,
	2008	2007	2008	2007

Net income	$6,423	$5,592	$14,862	$12,308
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,458)	2,521	(3,354)	5,596
Recognized net actuarial loss (gain)	4	(78)	12	(78)

Comprehensive income (loss)	$(2,031)	$8,035	$11,520	$17,826

Legal proceedings
From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations, or cash flows.
NOTE C — PENSION PLANS
PLP-USA hourly employees of the Company who meet specific requirements as to age and service are covered by a defined benefit pension plan. The Company uses a December 31 measurement date for this plan. Net periodic benefit cost for the Company’s PLP-USA plan included the following components:

	Three month periods ended September 30,		Nine month periods ended September 30,
	2008	2007	2008	2007
Service cost	$167	$177	$502	$531
Interest cost	256	235	768	704
Expected return on plan assets	(261)	(235)	(783)	(704)
Recognized net actuarial loss (gain)	6	(26)	18	(78)

Net periodic benefit cost	$168	$151	$505	$453

During the nine month period ended September 30, 2008, $.2 million of contributions have been made to the plan. The Company does not anticipate contributing any additional money to fund its pension plan in 2008.
NOTE D — COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share were computed by dividing net income by the weighted-average number of shares of common stock outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2008 and 2007 were as follows:

	Three month periods ended September 30,		Nine month periods ended September 30,
	2008	2007	2008	2007

Numerator
Income from continuing operations	$6,457	$5,496	$14,127	$12,165
Income (loss) from discontinued operations	(34)	96	735	143

Net income	$6,423	$5,592	$14,862	$12,308

Denominator
Determination of shares
Weighted-average common shares outstanding	5,218	5,379	5,298	5,369
Dilutive effect — stock-based awards	51	58	47	49

Diluted weighted-average common shares outstanding	5,269	5,437	5,345	5,418

Earnings per common share
Basic
Income from continuing operations	$1.24	$1.02	$2.67	$2.27

Income (loss) from discontinued operations	$(0.01)	$0.02	$0.14	$0.03

Total net income	$1.23	$1.04	$2.81	$2.30

Diluted
Income from continuing operations	$1.23	$1.01	$2.64	$2.25

Income (loss) from discontinued operations	$(0.01)	$0.02	$0.14	$0.02

Total net income	$1.22	$1.03	$2.78	$2.27

For the three and nine month periods ended September 30, 2008, 13,000 stock options were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price, and as such they are anti-dilutive. For the nine month period ended September 30, 2007, 5,000 stock options were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price, and as such they are anti-dilutive.
NOTE E — GOODWILL AND OTHER INTANGIBLES
The Company performed its annual impairment test for goodwill pursuant to SFAS No. 142, “Goodwill and Intangible Assets” as of January 1, 2008, and determined that no adjustment to the carrying value of goodwill was required. The aggregate amortization expense for other intangibles with finite lives for each of the three and nine month periods ended September 30, 2008 was $.1 million and $.4 million, and for the three and nine month periods ended September 30, 2007 was $.1 million and $.2 million. Amortization expense is estimated to be $.5 million annually for 2008 through 2011 and $.4 million for 2012.
The Company’s addition of $2.3 million to goodwill is related to the acquisition of DPW in the amount of $.5 million, the joint venture formed between the Company’s Australian subsidiary and BlueSky Energy Pty Ltd in the amount of $.5 million and $1.4 million related to the acquisition of Belos SA (Belos) (see Note K — Business Combinations for further details). The changes in the carrying amount of goodwill, by segment, for the nine month period ended September 30, 2008, are as follows:

	Australia	South Africa	Belos	All Other	Total

Balance at January 1, 2008	$1,782	$57	$—	$2,089	$3,928
Additions	462	—	1,370	489	2,321
Currency translation	(181)	(10)	57	25	(109)

Balance at September 30, 2008	$2,063	$47	$1,427	$2,603	$6,140

The Company’s patents and other intangibles consist of:

	September 30, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets
Patents	$4,810	$(2,822)	$4,812	$(2,585)
Land use rights	1,653	(30)	1,259	(8)
Customer relationships	1,003	(327)	985	(154)

	$7,466	$(3,179)	$7,056	$(2,747)

Indefinite-lived intangible assets
Trademarks	$—		$1,328
Goodwill	6,140		3,928

	$6,140		$5,256

NOTE F — STOCK BASED COMPENSATION
The 1999 Stock Option Plan
The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At September 30, 2008 there were 9,000 options remaining available for issuance under the Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years, and expire ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.
There were 13,000 options granted during the nine month period ended September 30, 2008 and 20,000 options granted during the nine month period ended September 30, 2007 under the Plan. The fair value for the stock options granted in 2008 and 2007 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2008	2007
Risk-free interest rate	4.2%	4.3%
Dividend yield	2.8%	2.9%
Expected life (years)	6	6
Expected volatility	34.4%	37.9%
Activity in the Company’s stock option plan for the nine month period ended September 30, 2008 was as follows:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value

Outstanding at January 1, 2008	110,942	$25.25
Granted	13,000	$51.62
Exercised	(14,950)	$29.56
Forfeited	(1,250)	$32.24

Outstanding (vested and expected to vest) at September 30, 2008	107,742	$27.75	5.4	$3,296

Exercisable at September 30, 2008	83,742	$22.91	4.4	$2,967

The weighted—average grant-date fair value of options granted during 2008 and 2007 was $15.52 and $11.93, respectively. The total intrinsic value of stock options exercised during the nine month periods ended September 30, 2008 and 2007 was $.3 million and $.7 million, respectively. Cash received for the exercise of stock options during 2008 was $.4 million. The total fair value of stock options vested during the nine month periods ended September 30, 2008 and 2007 was $.2 million and $.1 million, respectively.
For the nine month periods ended September 30, 2008 and 2007, the Company recorded compensation expense related to the stock options of $.1 million and $.2 million, respectively. The total compensation cost related to nonvested awards not yet recognized at September 30, 2008 is expected to be $.2 million over principally one year.
The excess tax benefits from stock-based awards for the nine month period ended September 30, 2008 was less than $.1 million and represents the reduction in income taxes otherwise payable during the period, attributable to actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.
Long Term Incentive Plan of 2008
The Company’s Shareholders approved the Preformed Line Products Company Long Term Incentive Plan of 2008 at the 2008 Annual Meeting of Shareholders on April 28, 2008. Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP Plan”), certain employees, officers, and directors will be eligible to receive awards of options and restricted shares. The purpose of this LTIP Plan is to give the Company and its subsidiaries a competitive advantage in attracting, retaining, and motivating officers, employees, and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. The total number of Company common shares reserved for awards under the LTIP Plan is 400,000. Of the 400,000 common shares, 300,000 common shares have been reserved for full-value awards and 100,000 common shares have been reserved for share options. The LTIP Plan expires on April 17, 2018.
On August 21, 2008, there were 43,639 restricted stock awards granted under the LTIP Plan to the Company’s CEO and six other executives. Of the 43,639 restricted shares granted, 4,273 were time-based awards and 39,366 were performance-based awards. All 43,639 shares were restricted and entitles the participant to one share of common stock. For all of the participants except the CEO, a portion of the restricted stock is subject to time-based cliff vesting and a portion will be subject to vesting based upon the Company’s performance over a three year period. All of the CEO’s restricted stock is subject to vesting based upon the Company’s performance over a three year period.
The restricted shares are offered at no cost to the employees; however, the participant must remain employed with the Company until the restrictions on the restricted stock lapse. The fair value of restricted stock awards is based on the market price of an unrestricted share on the grant date, which was $54.24. The Company currently estimates that no awards will be forfeited. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying statement of consolidated income. Compensation expense related to the time-based restricted stock for the three and nine months ended September 30, 2008 was deminimus. Dividends will be reinvested in additional restricted stock, and held subject to the same vesting requirements as the underlying restricted stock.
Time-based awards will be expensed over a three-year period commencing September 1, 2008 and ending August 31, 2011. As of September 30, 2008, there was $.2 of total unrecognized compensation cost related to time-based restricted stock awards that is expected to be recognized over a period of 2.92 years.
For the performance-based awards, the number of shares of restricted stock in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and sales growth over a three-year performance period from January 1, 2008 and ending December 31, 2010. Depending on the extent to which the performance criterion are satisfied under the LTIP Plan, the participants are eligible to earn shares of common stock over the vesting period. The maximum potential payout for performance-based compensation costs is $2.1 million at the end of the performance period. Under the LTIP Plan, the performance-based awards measurement period begins on January 1, 2008, with the vesting period beginning September 1, 2008 and ending December 31, 2010. As of September 30, 2008, performance-based compensation cost for the three and nine month periods ended was less than $.1 million. As of September 30, 2008, performance-based restricted stock awards are expected to be recognized over a period of 2.25 years. In the event of a Change in Control, vesting of the restricted stock will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a maximum potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.

To satisfy the vesting of its restricted stock awards, the Company has reserved new shares from its authorized but unissued shares. Any additional granted awards will also be issued from the Company’s authorized but unissued shares. Under the LTIP Plan there are 356,361 common shares currently available for additional grants.
NOTE G — FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
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
In February 2008, the FASB issued FASB Staff Position No. 157-2 , “Effective Date of FASB Statement No. 157” (FSP 157-2), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment to FAS No. 115” (SFAS 159). The Company adopted FSP 157-2 as of January 1, 2008 as it relates to financial assets and financial liabilities and its adoption did not have an impact on its consolidated financial statements. The Company is currently evaluating the impact that the adoption of SFAS 157, as it relates to nonfinancial assets and liabilities, will have on its consolidated financial results.
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
NOTE H — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires companies with derivative instruments to disclose information on how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a Company’s financial position, financial performance and cash flows.” SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement is effective for the Company as of January 1, 2009.
Both standards, SFAS 160 and 141R, will be applied prospectively to future business combinations entered into beginning in 2009. Certain provisions of SFAS 160 relating to presentation of noncontrolling interests in consolidated balance sheets and statements of consolidated income are required to be adopted retrospectively.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles. FSP 142-3 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning December 15, 2008.
NOTE I — SEGMENT INFORMATION
The following table presents a summary of the Company’s reportable segments for the three and nine month periods ended September 30, 2008 and 2007. During the second quarter of 2008, the Company sold its Superior Modular Products (SMP) segment. Therefore the Company has reevaluated its reportable segments. Accordingly, the Company has added Poland, as a reportable segment, which is comprised of the Company’s Belos SA (Belos) operation in Poland. Current year and prior year amounts have been restated to reflect the seven reportable segments. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three month periods ended September 30,		Nine month periods ended September 30,
	2008	2007	2008	2007
Net sales
PLP-USA	$30,021	$24,995	$85,725	$79,001
Australia	7,754	7,956	22,442	21,721
Brazil	8,244	7,396	24,183	18,738
South Africa	3,416	2,562	7,553	5,832
Canada	2,613	2,781	7,685	7,721
Poland	6,984	1,595	16,358	1,595
All Other	14,920	13,128	45,233	35,856

Total net sales	$73,952	$60,413	$209,179	$170,464

Intersegment sales
PLP-USA	$1,774	$1,470	$6,005	$4,511
Australia	454	15	1,083	98
Brazil	517	335	801	1,262
South Africa	80	205	139	637
Canada	492	21	1,716	54
Poland	(3)	12	212	12
All Other	1,720	2,408	5,193	7,043

Total intersegment sales	$5,034	$4,466	$15,149	$13,617

Income from continuing operations
PLP-USA	$2,935	$2,200	$5,284	$5,085
Australia	245	491	478	1,089
Brazil	327	762	903	1,607
South Africa	706	369	1,620	992
Canada	435	448	1,276	1,128
Poland	764	117	1,369	117
All Other	1,045	1,109	3,197	2,147

Total income from continuing operations	$6,457	$5,496	$14,127	$12,165

Income (loss) from discontinued operations, net of tax	(34)	96	735	143

Net income	$6,423	$5,592	$14,862	$12,308

	September 30,	December 31,
	2008	2007
Identifiable assets
PLP-USA	$76,818	$70,535
Australia	23,947	25,122
Brazil	19,745	18,022
South Africa	6,801	4,901
Canada	9,493	8,672
Poland	17,880	13,238
All Other	56,659	51,188
Discontinued operations	—	12,188

Total identifiable assets	$211,343	$203,866

NOTE J — INCOME TAXES
The Company’s effective tax rate was 30% and 33% for the three month periods ended September 30, 2008 and 2007, respectively, and 31% and 36% for nine month periods ended September 30, 2008 and 2007, respectively. The lowered effective tax rate for both periods ending September 30, 2008 is primarily due to increased earnings in foreign jurisdictions with lower tax rates and a decrease in unrecognized tax benefits for uncertain tax positions.
The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets will not be realized.
As of September 30, 2008, the Company has gross unrecognized tax positions including the accrual of interest and penalties of approximately $1.3 million. Under the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” the Company may decrease its unrecognized tax benefits by $.4 million within the next twelve months due to the potential expiration of statutes of limitations. The Company recognized $.7 million of tax benefits as a result in the lapse of statutes of limitations for three month period ended September 30, 2008.

NOTE K — BUSINESS COMBINATIONS
On March 22, 2007, the Company acquired all of the issued and outstanding shares of Direct Power and Water Corporation (DPW) for $3 million, subject to a holdback of $.4 million. DPW is a New Mexico company that designs and installs solar systems and manufactures, mounting hardware, battery, and equipment enclosures.  The holdback of $.4 million is held as security for the sellers indemnity obligations. Depending on the post-closing performance of DPW, earn outs may be paid to the sellers for each of the three years following the closing date of acquisition. The Company has recorded an earn out payment of $.4 million as a liability in the purchase price allocation.
The Company’s consolidated balance sheets reflect the acquisition of DPW under the purchase method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation has been finalized.

Current assets	$1,474
Property and equipment	289
Goodwill	1,756
Other intangibles	944

Total assets acquired	4,463

Current liabilities	(1,045)
Deferred income taxes	(418)

Total liabilities assumed	(1,463)

Net assets acquired	$3,000

On September 6, 2007, the Company acquired approximately 83.74% of the issued and outstanding shares of Belos for $6 million plus contingent consideration depending on the post-closing performance of Belos in the year following the closing. The Company recorded a current liability of $2.7 million related to contingent consideration. Belos is a Polish company that manufactures and supplies fittings for low, medium, and high voltage power networks in its domestic and export markets.

The Company’s consolidated balance sheets reflect the acquisition of Belos under the purchase method of accounting. Since the cost of the acquired business including the contingent consideration exceeded the fair value assigned to assets acquired and liabilities assumed, the Company recorded goodwill of $1.2 million as part of the final purchase price allocation. The following table summarizes the assigned fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation has been finalized.

Current assets	$6,088
Property and equipment	5,341
Goodwill	1,196
Other intangibles	1,041
Other assets	437

Total assets acquired	14,103

Current liabilities	(2,744)
Long term debt, less current portion	(112)
Other non-current liabilities and deferred taxes	(1,585)
Minority interest	(850)

Total liabilities assumed	(5,291)

Net assets acquired	$8,812

Of the acquired intangibles, $1 million consists of land use rights with a useful life of 82.25 years and less than $.1 million for certain customer contracts with a useful life of one year.
On May 21, 2008, the Company entered into a Joint Venture Agreement for $.3 million to form a joint venture between the Company’s Australian subsidiary, Preformed Line Products Australia Pty Ltd (PLP-AU) and BlueSky Energy Pty Ltd, a solar systems integration and installation business based in Sydney, Australia. PLP-AU holds a 50% ownership interest in the new joint venture company, which will operate under the name BlueSky Energy Australia (BlueSky), with the option to acquire the remaining 50% ownership interest from BlueSky Energy Pty Ltd over the next five years. BlueSky Energy Pty Ltd has transferred technology and assets to the joint venture. The Company’s consolidated balance sheet as of September 30, 2008 reflects the acquisition of the joint venture under the purchase method of accounting. The allocation of the purchase price has not yet been finalized as the valuation of intangibles has not been completed.
NOTE L — DISCONTINUED OPERATIONS
On May 30, 2008, the Company sold its SMP subsidiary for $11.7 million and recognized a $.5 million gain, net of tax, which includes expenses incurred related to the divestiture of SMP, subject to the finalization of working capital adjustments and a holdback of $1.5 million to be held in escrow for a period of one year. The Company does not provide any significant continuing involvement in the operations of SMP.
The sale of SMP has been accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets.” Accordingly, operating results of SMP are presented in the Company’s consolidated statements of operations as discontinued operations, net of tax, and all periods presented have been reclassified. The operation had been reported within the SMP reporting segment, which is comprised of the U.S. operations supporting the Company’s data communication products. The operating results of the business unit for the three and nine month periods ended September 30, 2008, are as follows:

	Three month periods ended September 30,		Nine month periods ended September 30,
	2008	2007	2008	2007

Net Sales	$—	$5,686	$8,308	$15,919

Income before income taxes	—	160	456	274
Provision for income taxes	—	(64)	(182)	(131)
Gain on sale, net of tax	(34)	—	461	—

Income (loss) from discontinued operations	$(34)	$96	$735	$143

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS
Restatement of third quarter 2007
After the filing of the Company’s third quarter 2007 Form 10-Q which included the consolidated financial statements for the three and nine month periods ended September 30, 2007, the Company determined that (a) the write-off of goodwill related to its Thailand operations of $.2 million should have been recorded during the first quarter of 2007, (b) the $.2 million charge related to the step-up in inventory valuation in the purchase price allocation for the acquisition of Direct Power and Water Corporation (DPW) on March 22, 2007 should have been recorded during the second quarter of 2007, and (c) intercompany profit of $.9 million in inventory at September 30, 2007 should not have been recognized in earnings until the inventory was sold to a third party. The $.9 million adjustment consists of $.6 million of profit in inventory remaining at the end of the first quarter, $.2 million of profit in inventory remaining at the end of the second quarter, and $.1 million of profit in inventory remaining at the end of third quarter. As a result, the Company has restated the accompanying consolidated financial statements for the three and nine month periods ended September 30, 2007.
OVERVIEW
Preformed Line Products Company and its subsidiaries (the “Company”, “PLPC”, “we”, “us”, or “our”) is an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries. Our primary products support, protect, connect, terminate, and secure cables and wires. We also provide solar hardware systems and mounting hardware for a variety of solar power applications. Our goal is to continue to achieve profitable growth as a leader in the innovation, development, manufacture, and marketing of technically advanced products and services related to energy, communications, and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets.
The reportable segments are PLP-USA, Australia, Brazil, South Africa, Canada, Poland, and All Other. Our PLP-USA segment is comprised of our U.S. operations primarily supporting our domestic energy and telecommunications products. The Australia segment is comprised of all of our operations in Australia supporting energy, telecommunications, data communications and solar products. Our Brazil, South Africa, and Canada segments are comprised of the manufacturing and sales operations from those locations which meet at least one of the criteria of a reportable segment. Our final segment is Poland, which is comprised of a manufacturing and sales operation, and has been included as a segment to comply with reporting segments for 75% of consolidated sales. Our remaining operations are included in All Other as none of these operations meet the criteria for a reportable segment and individually represent less that 10% for each of our combined net sales, net income, and assets.
DISCONTINUED OPERATION
Our consolidated financial statements were impacted by the divestiture of Superior Modular Products (SMP) on May 30, 2008. We sold our SMP subsidiary for $11.7 million and recognized a $.5 million gain, net of tax, on the sale of the business, which includes expenses incurred related to the divestiture of SMP, and a holdback of $1.5 million to be held in escrow for a period of one year. We have not provided any significant continuing involvement in the operations of SMP after the closing of the sale. For tax purposes, the sale of SMP generated a capital loss, which was not deductible except for amounts used to offset capital gains in the current year and from a preceding year. A full valuation allowance was provided against the deferred tax asset on the remaining portion of the capital loss carryover.
The operating results of SMP are presented in our consolidated statements of operations as discontinued operations, net of tax, and all periods presented have been reclassified. For the three month period ended September 30, 2008, income (loss) from discontinued operations was less than $(.1) million, or $(.01) per diluted share, compared to income of $.1 million, or $.02 per diluted share, for the same period in 2007. Income from discontinued operations for the nine month period ended September 30, 2008 was $.7 million, or $.14 per diluted share, compared to income from discontinued operations of $.1 million, or $.02 per diluted share, for the same period in 2007.

Preface
Our net sales for the three month period ended September 30, 2008 increased $13.5 million, or 22%, and gross profit increased $4 million, or 19%, compared to the same period in 2007. The favorable impact of the change in the conversion rate of local currencies to U.S. dollars for the three month period ended September 30, 2008 compared to the same period in 2007 contributed $1.7 million to the increase in net sales. Our net sales for the three month period ended September 30, 2008 increased $5.4 million as a result of the acquisition of Belos SA (Belos) located in Poland in the third quarter of 2007. Additionally, PLP-USA net sales increased $5 million for the three month period ended September 30, 2008 compared to the same period in 2007. Gross profit for the three month period ended September 30, 2008 increased $4 million, or 19%, primarily as a result of increased sales but was partially offset by a $2.9 million, a 22% increase in costs and expenses when compared to the same period in 2007. As a result, income from continued operations of $6.5 million, or $1.23 per diluted share, increased $1 million, or $.22 per diluted share, compared to the three month period ended September 30, 2007.
Our net sales for the nine month period ended September 30, 2008 increased $38.7 million, or 23%, and gross profit increased $9.4 million, or 16%, compared to the same period in 2007. The favorable impact of the change in the conversion rate of local currencies to U.S. dollars for the nine month period ended September 30, 2008 compared to the same period in 2007, contributed $8.4 million to the increase in net sales. Our net sales were affected by the acquisition of Belos late in the third quarter of 2007, resulting in an increase in net sales of $14.8 million. Additionally, PLP-USA and South Africa net sales combined increased $9 million for the nine month period ended September 30, 2008 compared to the same period in 2007. Gross profit for the nine month period ended September 30, 2008 increased $9.4 million as a result of increased sales but was partially offset by a $7.5 million, or 19%, increase in costs and expenses. As a result, income from continued operations of $14.1 million, or $2.64 per diluted share, increased $2 million, $.39 per diluted share, compared to the nine month period ended September 30, 2007.
THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007
Net Sales. For the three month period ended September 30, 2008, net sales were $74 million, an increase of $13.5 million, or 22%, from the same period in 2007 as summarized in the following table:

	Three month periods ended September 30,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2008	2007	Change	rate changes	change	change
Net sales
PLP-USA	$30,021	$24,995	$5,026	$—	$5,026	20%
Australia	7,754	7,956	(202)	422	(624)	(8)
Brazil	8,244	7,396	848	1,114	(266)	(4)
South Africa	3,416	2,562	854	(273)	1,127	44
Canada	2,613	2,781	(168)	6	(174)	(6)
Poland	6,984	1,595	5,389	—	5,389	NM
All Other	14,920	13,128	1,792	478	1,314	10

Consolidated	$73,952	$60,413	$13,539	$1,747	$11,792	20%

NM — not meaningful
The increase in PLP-USA net sales of $5 million, or 20%, was due to sales volume increases of $4.5 million and price/mix increases of $.5 million primarily related to our energy sales. We anticipate a slight increase in sales for the remainder of 2008, although we believe PLP-USA sales for the year will continue to be impacted by the slowing economy and housing market. Excluding the effect of currency conversion, Australia net sales decreased $.6 million, or 8%, primarily as a result of lower energy volume sales compared to the same period in 2007. Excluding the effect of currency conversion, Brazil net sales decreased $.3 million, or 4%, primarily as a result of decreased energy and data communication sales offset by increased telecommunication sales. Excluding the effect of currency conversion, South Africa net sales increased $1.1 million, or 44%, due to increased sales volume in the energy market. Canada net sales decreased $.2 million, or 6%, due to lower sales volume within their markets. Poland net sales of $7 million increased $5.4 million due to the inclusion of Belos in our consolidated results for the three month period ended September 30, 2008, as compared to inclusion of less than one month in the same period of 2007. Excluding the effect of currency conversion, All Other net sales increased $1.3 million, or 10%, compared to 2007, primarily as a result of a $.5 million favorable impact of the change in the conversion rate of local currencies to U.S. dollars for the three month period ended September 30, 2008 compared to the same period in 2007 and an increase in energy sales volume. We continue to see competitive pricing pressures globally which will continue to impact sales and profitability.

Gross profit. Gross profit of $25.5 million for the three month period ended September 30, 2008 increased $4 million, or 19%, compared to the same period in 2007 as summarized in the following table:

	Three month periods ended September 30,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2008	2007	Change	rate changes	change	change
		(restated)
Gross profit
PLP-USA	$10,730	$9,171	$1,559	$—	$1,559	17%
Australia	2,603	2,599	4	144	(140)	(5)
Brazil	2,484	2,375	109	331	(222)	(9)
South Africa	1,456	1,044	412	(117)	529	51
Canada	1,144	1,264	(120)	2	(122)	(10)
Poland	2,174	360	1,814	—	1,814	NM
All Other	4,872	4,625	247	209	38	1

Consolidated	$25,463	$21,438	$4,025	$569	$3,456	16%

NM — not meaningful
PLP-USA gross profit of $10.7 million for the three month period ended September 30, 2008 increased $1.6 million, or 17%, compared to the same period in 2007. PLP-USA gross profit increased $2.4 million due to higher net sales and lower per unit manufacturing costs partially offset by $.8 million in increased product costs primarily as a result of higher material costs. Australia gross profit remained flat as a result of the favorable impact of converting local currency into U.S. dollars compared to the third quarter 2007 conversion rates and a decrease in gross profit due to lower net sales. Brazil gross profit increased $.1 million as a result of a $.3 million favorable impact when local currency was converted to U.S. dollars compared to the third quarter 2007 conversion rates. Excluding the effect of currency conversion, South Africa gross profit increased $.5 million due to increased sales partially offset by higher material costs. Excluding the effect of currency conversion, Canada gross profit decreased $.1 million primarily due to lower net sales. An increase of $1.8 million of our consolidated gross profit is as a result of the inclusion of Poland gross profit for the full three month period ended September 30, 2008. All Other gross profit increased $.2 million primarily due to increased sales and a favorable impact due to the change in conversion rates compared to the same period in 2007 when certain currencies were converted to U.S. dollars.

Cost and expenses. Cost and expenses for the three month period ended September 30, 2008 increased $2.9 million, or 22%, compared to the same period in 2007 as summarized in the following table:

	Three month periods ended September 30,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2008	2007	Change	rate changes	change	change
Costs and expenses
PLP-USA	$8,117	$7,032	$1,085	$—	$1,085	15%
Australia	1,921	1,469	452	95	357	24
Brazil	1,750	1,284	466	224	242	19
South Africa	345	373	(28)	(27)	(1)	—
Canada	407	441	(34)	2	(36)	(8)
Poland	894	192	702	—	702	NM
All Other	2,871	2,580	291	86	205	8

Consolidated	$16,305	$13,371	$2,934	$380	$2,554	19%

NM — not meaningful
The increase in PLP-USA costs and expenses of $1.1 million was primarily due to an increase in personnel related costs and professional fees partially offset by a reduction in advertising and promotional expense. Australia costs and expenses primarily changed due to higher personnel expenses and additional personnel due to the BlueSky Energy Pty Ltd (BlueSky) acquisition on May 21, 2008. Brazil and South Africa’s costs and expenses increased primarily due to higher personnel related costs. Canada costs and expenses primarily changed due to the impact when certain local currencies were converted to U.S. dollars compared to the third quarter 2007 conversion rates. Poland costs and expenses increased $.7 million due to the acquisition of Belos in the third quarter of 2007. All Other costs and expenses increased primarily due to a $.2 million increase in personnel related expenses.
Operating income. Our operating income of $9.2 million for the three month period ended September 30, 2008 increased $1.1 million, or 14%, compared to the same period in 2007 primarily due to the $4 million increase in gross profit partially offset by the $2.9 million increase in costs and expenses. PLP-USA operating income of $3.8 million increased $.5 million, or 15%, primarily due to the increase in gross profit of $1.6 million partially offset by an increase in costs and expenses. Australia operating income of $.3 million decreased $.4 million due primarily to an increase in costs and expenses. Brazil operating income of $.7 million decreased $.3 million as a result of an increase of $.5 million in costs and expenses partially offset by an increase in gross profit. South Africa operating income of $1 million increased $.4 million primarily as a result of the $.4 million increase in gross profit. Canada operating income of $.6 million decreased $.1 million primarily as a result of the $.1 million decrease in gross profit. Poland operating income of $1.3 million was a result of their $2.2 million of gross profit being offset by $.9 million in costs and expenses. All Other operating income of $1.5 million remained relatively unchanged compared to the same period in 2007.
Other income. Other income (expense) for the three month period ended September 30, 2008 of $.3 million remains relatively flat compared to the same period in 2007.
Income taxes. Income tax expenses from continuing operations for the three month period ended September 30, 2008 of $2.8 million were $.1 million higher than the same period in 2007. The effective tax rate for the three month period ended September 30, 2008 was 30% compared to 33% in 2007. The effective tax rate for three month period ended September 30, 2008 is lower than the statutory federal rate of 34% primarily due to increased earnings in jurisdictions with lower tax rates and a decrease in unrecognized tax benefits for uncertain tax positions.

Income from continuing operations. As a result of the preceding items, income from continuing operations for the three month period ended September 30, 2008 was $6.5 million, or $1.23 per diluted share, compared to income from continuing operations of $5.5 million, or $1.01 per diluted share, for the same period in 2007 as summarized in the following table:

	Three month periods ended September 30,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2008	2007	Change	rate changes	change	change
		(restated)
Income from continuing operations
PLP-USA	$2,935	$2,200	$735	$—	$735	33%
Australia	245	491	(246)	19	(265)	(54)
Brazil	327	762	(435)	51	(486)	(64)
South Africa	706	369	337	(57)	394	107
Canada	435	448	(13)	—	(13)	(3)
Poland	764	117	647	—	647	NM
All Other	1,045	1,109	(64)	84	(148)	(13)

Consolidated	$6,457	$5,496	$961	$97	$864	16%

NM — not meaningful
PLP-USA income from continuing operations of $2.9 million increased $.7 million compared to the same period in 2007 as a result of the $.5 million increase in operating income and a reduction in income tax expense. Australia income from continuing operations of $.2 million decreased $.2 million primarily due to the $.4 million decrease in operating income being partially offset by lower income tax expense. Brazil income from continuing operations of $.3 million decreased $.4 primarily as a result of a decrease in operating income. South Africa income from continuing operations of $.7 million increased $.3 million as a result of the $.4 million increase in operating profit being partially off set by higher income tax expense. Canada income from continuing operations remained flat as a result of the $.1 million decrease in operating income with a corresponding reduction in income tax expense. Poland income from continuing operations of $.8 million is a result of $1.3 million in operating income being partially offset by income tax expense and minority interest of $.5 million. All Other income from continuing operations of $1 million decreased $.1 million primarily as a result of a decrease in operating income compared to the same period in 2007.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007
Net Sales. For the nine month period ended September 30, 2008, net sales were $209.2 million, an increase of $38.7 million, or 23%, from the same period in 2007 as summarized in the following table:

	Nine month periods ended September 30,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2008	2007	Change	rate changes	change	change
Net sales
PLP-USA	$85,725	$79,001	$6,724	$—	$6,724	9%
Australia	22,442	21,721	721	2,281	(1,560)	(7)
Brazil	24,183	18,738	5,445	3,814	1,631	9
South Africa	7,553	5,832	1,721	(627)	2,348	40
Canada	7,685	7,721	(36)	564	(600)	(8)
Poland	16,358	1,595	14,763	—	14,763	NM
All Other	45,233	35,856	9,377	2,353	7,024	20

Consolidated	$209,179	$170,464	$38,715	$8,385	$30,330	18%

NM — not meaningful
PLP-USA net sales increased $6.7 million, or 9%. The increase in PLP-USA sales is due to both volume and price/mix increases related primarily to energy sales. This increase in energy sales volume was partially offset by a decrease in the communications market. Excluding the effect of currency conversion, Australia net sales decreased $1.6 million, or 7%, primarily due to lower energy sales volume. Excluding the effect of currency conversion, Brazil net sales increased $1.6 million, or 9% primarily due to increased volume in the energy and telecommunication markets. Excluding the effect of currency conversion, South Africa net sales increased $2.3 million, or 40%, primarily due to a result of increased sales volume in the energy market. Excluding the effect of currency conversion, Canada net sales decreased $.6 million as a result of lower communication sales volume. Belos, our Polish operation, was acquired in September 2007. Poland net sales of $16.4 million were included in our consolidated results for the nine month period ended September 30, 2008, but only $1.6 million was included in the nine month period ended in 2007. Excluding the effect of currency conversion, All Other net sales increased $7 million primarily a result of a $2 million increase in energy sales volume compared to the same period in 2007 and the inclusion of DPW sales in our consolidated results for the entire nine month period ended September 30, 2008 versus just four months in the nine month period ended September 30, 2007.

Gross profit. Gross profit of $68.1 million for the nine month period ended September 30, 2008 increased $9.4 million, or 16%, compared to the same period in 2007 as summarized in the following table:

	Nine month periods ended September 30,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2008	2007	Change	rate changes	change	change
		(restated)
Gross profit
PLP-USA	$28,414	$27,078	$1,336	$—	$1,336	5%
Australia	6,976	7,020	(44)	697	(741)	(11)
Brazil	5,998	5,790	208	927	(719)	(12)
South Africa	3,444	2,585	859	(288)	1,147	44
Canada	3,425	3,336	89	248	(159)	(5)
Poland	4,605	360	4,245	—	4,245	NM
All Other	15,283	12,552	2,731	838	1,893	15

Consolidated	$68,145	$58,721	$9,424	$2,422	$7,002	12%

NM — not meaningful
PLP-USA gross profit of $28.4 million for the nine month period ended September 30, 2008 increased $1.3 million, or 5%, compared to the same period in 2007. PLP-USA gross profit increased due to higher net sales and lower per unit manufacturing costs partially offset by higher material costs. Excluding the effect of currency conversion, Australia gross profit decreased $.7 million due to a decrease in net sales and higher per unit manufacturing costs offset by lower material costs. Brazil gross profit increased $.2 million as a result of a $.9 million favorable impact when local currency was converted to U.S. dollars compared to 2007 conversion rates and increased sales volume of $1.3 million. These gross profit increases were offset by higher material costs, an increase in per unit manufacturing related costs, and a favorable excess and obsolescence reserve adjustment of $.6 million included in the nine month period ended September 30, 2007.
During 2007, management’s comprehensive review of the components of our Brazilian operation’s excess and obsolescence reserve calculation revealed that the details of the reserve account included an inappropriate reserve of $.6 million at December 31, 2006. Based on the timing of the completion of certain aspects of this review, we recorded a $.4 million adjustment in the first quarter of 2007 and an additional adjustment of $.2 million in the second quarter of 2007 related to the excess and obsolete reserve at December 31, 2006. Excluding the effect of currency conversion, South Africa gross profit of $3.4 million increased $1.1 million due to increased sales and improved product margins. Excluding the effect of currency conversion, Canada gross profit of $3.4 million decreased $.2 million primarily due to a decrease in sales of $.3 million offset by lower material costs. Our consolidated gross profit increased $4.3 million as a result of the of the Poland acquisition, Belos, in September of 2007. Excluding the effect of currency conversion, All Other gross profit increased $1.9 million primarily as a result of increased sales of $7 million partially offset by increased manufacturing costs.

Costs and expenses. Costs and expenses for the nine month period ended September 30, 2008 increased $7.5 million, or 19%, compared to the same period in 2007 as summarized in the following table:

	Nine month periods ended September 30,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2008	2007	Change	rate changes	change	change
		(restated)
Costs and expenses
PLP-USA	$24,405	$22,199	$2,206	$—	$2,206	10%
Australia	5,240	4,300	940	512	428	10
Brazil	4,281	3,293	988	654	334	10
South Africa	935	931	4	(75)	79	8
Canada	1,262	1,244	18	100	(82)	(7)
Poland	2,375	192	2,183	—	2,183	NM
All Other	9,084	7,881	1,203	455	748	9

Consolidated	$47,582	$40,040	$7,542	$1,646	$5,896	15%

NM — not meaningful
PLP-USA costs and expenses increased $2.2 million primarily due to $1.6 million related to an increase in personnel related expenses, $.8 million in professional fees, and a $.3 million increase in research and engineering expenses partially offset by a $.5 million decrease in advertising and sales promotional expense. Excluding the effect of currency conversion, Australia costs and expenses increased $.4 million due to increased personnel related costs. Excluding the effect of currency conversion, Brazil costs and expenses increased $.3 million primarily due to personnel related expenses. Excluding the effect of currency conversion, South Africa costs and expenses increased primarily due to increased personnel related expenses and travel costs. Poland costs and expenses increased $2.2 million due to the inclusion of Belos in our consolidated results for the nine month period ended September 30, 2008 compared to one month for the nine month period ended September 30, 2007. Excluding the effect of currency conversion, All Other costs and expenses increased $.7 million, primarily due to $.3 million increase in personnel related expenses and a $.4 million increase related to the inclusion of DPW’s costs and expenses for the nine month period ended September 30, 2008 compared to the inclusion of only six months in the nine month period ended September 30, 2007.
Operating income. Operating income of $20.6 million for the nine month period ended September 30, 2008 increased $1.9 million, or 10%, compared to the same period in 2007. This increase was primarily a result of the $9.4 million increase in gross profit being partially offset by the $7.5 million increase in costs and expenses. PLP-USA operating income of $7.6 million decreased $.6 million primarily as a result of the $2.2 million increase in costs and expenses offset by an increase in gross profit of $1.3 million and a $.3 million increase in intercompany royalty income. Australia operating income of $.7 million decreased $1 million compared to the same period in 2007 primarily as a result a decrease in gross profit of $.1 million coupled with an increase of $.9 million in costs and expenses. Brazil operating income of $1.5 million decreased $.8 million primarily as a result of the $.2 million increase in gross profit offset by an increase of $1 million in costs and expenses. South Africa operating income of $2.2 million increased $.8 million primarily as a result of the $.9 million improvement in gross profit compared to the same period in 2007. Canada operating income of $1.8 million for the nine month period ended September 30, 2008 remained flat compared to the same period in 2007. Poland operating income of $2.2 million increased $2.1 million due to Belos being acquired in September 2007. All other operating income of $4.5 million increased $1.4 million compared to the same period in 2007 primarily as a result of the $2.7 million increase in gross profit being partially offset by $1.3 million in increased costs and expenses and $.2 million in intercompany royalty expense.
Other income. Other income of $.4 million for the nine month period ended September 30, 2008 remains relatively flat compared to the same period in 2007.
Income taxes. Income tax expenses from continuing operations for the nine month period ended September 30, 2008 of $6.6 million were $.2 million lower than the same period in 2007. The effective tax rate for the nine month period ended September 30, 2008 was 31% compared to 36% in 2007. The effective tax rate for nine month period ended September 30, 2008 is lower than the statutory federal rate of 34% primarily due to increased earnings in jurisdictions with lower tax rates and to the decrease in unrecognized tax benefits for uncertain tax positions.

Income from continuing operations. As a result of the preceding items, income from continued operations for the nine month period ended September 30, 2008 was $14.1 million, or $2.64 per diluted share, compared to income from continuing operations of $12.2 million, or $2.25 per diluted share, for the same period in 2007 as summarized in the following table:

	Nine month periods ended September 30,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2008	2007	Change	rate changes	change	change
		(restated)
Income from continuing operations
PLP-USA	$5,284	$5,085	$199	$—	$199	4%
Australia	478	1,089	(611)	2	(613)	(56)
Brazil	903	1,607	(704)	146	(850)	(53)
South Africa	1,620	992	628	(137)	765	77
Canada	1,276	1,128	148	83	65	6
Poland	1,369	117	1,252	—	1,252	NM
All Other	3,197	2,147	1,050	205	845	39

Consolidated	$14,127	$12,165	$1,962	$299	$1,663	14%

NM — not meaningful
PLP-USA income from continuing operations of $5.3 million increased $.2 million compared to the same period in 2007 primarily as a result of the $.6 million decrease in operating income partially offset by a $.8 million reduction in tax expense. Australia income from continuing operations of $.5 million decreased $.6 million primarily due to the $1 million decrease in operating income being partially offset by lower other expenses and income taxes. Brazil income from continuing operations of $.9 million decreased $.7 million as a result of the $.8 million decrease in operating income being partially offset by $.1 million in lower income taxes. South Africa income from continuing operations of $1.6 million increased $.6 million as a result of the $.8 million increase in operating profit being partially offset by a $.2 million increase in income taxes. Canada income from continuing operations of $1.3 million increased $.1 million as a result of the $.1 million increase in operating income. Poland income from continuing operations of $1.4 million is a result of $2.2 million in operating income being partially offset by other expense, income taxes, and minority interest. All Other income from continuing operations of $3.2 million increased $1 million primarily as a result of the $1.3 million increase in operating income partially offset by a $.3 million increase in income taxes compared to the same period in 2007.
APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2007 and are, therefore, not presented herein.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
Cash increased $2 million for the nine month period ended September 30, 2008. Net cash provided by operating activities was $14.1 million primarily because of the net income, depreciation and the increase in payables and accrued liabilities compared to year-end net of the increase in accounts receivable. The major investing and financing uses of cash were $9 million in capital expenditures, $3.2 million in dividend payments, $7.5 million for repurchases of common shares, and $2.1 million in net debt repayments offset by cash proceeds of $10.5 million from the sale of SMP, net of transaction expenses.

Net cash provided by investing activities of $1 million represents an increase of $15.9 million when compared to the cash used for investing activities in 2007. In May 2008, we sold SMP for $11.7 million, net of transaction expenses, with an after-tax gain of $.5 million and a holdback of $1.5 million held in escrow for a period of one year. Also in May 2008, we formed a joint venture with BlueSky Energy Pty Ltd for an initial cash payment of $.3 million. In March 2007, we acquired all the issued and outstanding shares of DPW for an initial cash payment of $2.6 million. In September 2007, we acquired 83.74% of the issued and outstanding shares of Belos for an initial cash payment of $6 million. Capital expenditures increased $3.8 million in the nine month period ended September 30, 2008 when compared to the same period in 2007 due mostly to a solar installation project at our Spain subsidiary, additional machinery investment at our Brazil and Poland subsidiaries and PLP-USA locations, and a building expansion at our China subsidiary.
Cash used in financing activities was $12.2 million compared to $2.2 million in the previous year. This increase was primarily a result of $7.5 million cash used to repurchase common shares outstanding and $2.1 million in net debt repayments when compared to the same period in 2007.
Our current ratio was 2.6 to 1 at September 30, 2008 and 2.9 to 1 at December 31, 2007. At September 30, 2008, our unused balance under our main credit facility was $20 million and our bank debt to equity percentage was 4%. Our main revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth, and profitability. At September 30, 2008, we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash position, together with our available borrowing capacity, provides adequate financial resources. If we were to incur additional indebtedness, we expect to be able to continue to meet liquidity needs under our credit facilities.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial position and results of operations.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires companies with derivative instruments to disclose information on how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a Company’s financial position, financial performance and cash flows.” SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on our consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement is effective for the Company as of January 1, 2009.

Both standards, SFAS 160 and 141R, will be applied prospectively to future business combinations entered into beginning in 2009. Certain provisions of SFAS 160 relating to presentation of noncontrolling interests in consolidated balance sheets and statements of consolidated income are required to be adopted retrospectively.
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
The Company has no foreign currency forward exchange contracts outstanding at September 30, 2008. The Company does not hold derivatives for trading purposes.
The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $6.7 million at September 30, 2008. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of less than $.1 million for the nine month period ended September 30, 2008.
The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign exchange contracts, foreign denominated receivables, and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $2.4 million and on income before income taxes of less than $.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Vice President — Finance and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of September 30, 2008. Based on that evaluation, the Company’s management including the Chief Executive Officer and Vice President — Finance and Treasurer, concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008 solely because of the material weakness in the Company’s internal controls over financial reporting identified as of December 31, 2007 relating to not having sufficient resources with the appropriate technical accounting knowledge in the finance organization and the late filing of the Form 8-k in August 2008. In light of the foregoing, the Company performed additional analysis and post-closing procedures as deemed necessary to ensure that the accompanying Unaudited Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, management believes that the Unaudited Consolidated Financial Statements included in this report present fairly, in all material aspects, the Company’s financial position as of September 30, 2008, and the results of its operations for the three and nine month periods than ended and cash flows for the nine month periods then ended.

Changes in Internal Control over Financial Reporting
The Company has engaged an outside consultant to assist in preparing and reviewing the accounting for income taxes. A Manager of Internal Audit, Technical Accounting Manager and part-time financial analyst have been hired subsequent to December 31, 2007. These actions are being taken to remedy the material weakness in internal control over financial reporting identified as of December 31, 2007. However, the improvements in controls have not all been implemented or operating effectively for a period of time sufficient for the Company to fully evaluate their operating effectiveness. Other than these actions, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2008 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our financial condition or results of operations.
ITEM 1A. RISK FACTORS
In addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 7, 2008, the Company has added a risk related to the uncertainty in the world economy.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 15, 2007, the Board of Directors authorized a plan to repurchase up to 200,000 shares of Preformed Line Products Company, superseding any previously authorized plan, including the December 2004 plan. The repurchase plan does not have an expiration date. The following table includes repurchases for the three-month periods ended September 30, 2008.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that may yet be
	Shares	Price Paid	Publicly Announced Plans	Purchased under the
Period (2008)	Purchased	per Share	or Programs	Plans or Programs

July	—	$—	169,326	14,252
August	—	—	169,326	14,252
September	—	—	169,326	14,252

Total	—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
10.1	Long-Term Incentive Plan of 2008 (incorporated by reference to the Company’s 8-K current report filing dated May 1, 2008).

10.2	Deferred Shares Plan (incorporated by reference to the Company’s 8-K current report filing dated August 21, 2008).

10.3	Form of Restricted Shares Grant Agreement, attached herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

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

•	The ability of our customers to raise the funds needed to build the facilities their customers require;

•	Technological developments that affect longer-term trends for communication lines such as wireless communication;

•	The decreasing demands for product supporting copper-based infrastructure due to the introduction of products using new technologies or adoption of new industry standards;

•	The Company’s success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

•	The Company’s success at implementing price increases to offset rising material costs;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful in expanding the Company’s product line into new areas;

•	The Company’s ability to identify, complete and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

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

November 6, 2008	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 6, 2008	/s/ Eric R. Graef
Eric R. Graef
Vice President — Finance and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX
10.1	Long-Term Incentive Plan of 2008 (incorporated by reference to the Company’s 8-K current report filing dated May 1, 2008).

10.2	Deferred Shares Plan (incorporated by reference to the Company’s 8-K current report filing dated August 21, 2008).

10.3	Form of Restricted Shares Grant Agreement, attached herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.