Form 10-K
period 2008-12-31
PREFORMED LINE PRODUCTS CO
filed 2009-03-13
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2008 was $102,913,405, based on the closing price of such common shares, as reported on the NASDAQ National Market System. As of March 6, 2009 there were 5,225,630 common shares of the Company ($2 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2009 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

Forward-Looking Statements
          This Form 10-K and other documents we file with the Securities and Exchange Commission (SEC) contain forward-looking statements regarding the Company’s and management’s beliefs and expectations. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance (as opposed to historical items) and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the Company’s control. Such uncertainties and factors could cause the Company’s actual results to differ materially from those matters expressed in or implied by such forward-looking statements.
     The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:
•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States (U.S.), Canada, and Western Europe;

•	The ability of our customers to raise funds needed to build the facilities their customers require;

•	Technological developments that affect longer-term trends for communication lines such as wireless communication;

•	The decreasing demands for product supporting copper-based infrastructure due to the introduction of products using new technologies or adoption of new industry standards;

•	The Company’s success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

•	The Company’s success in implementing price increases to offset rising material costs;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful in expanding the Company’s product line into new areas;

•	The Company’s ability to identify, complete and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	Changes in significant government regulations affecting environmental compliances;

•	The telecommunication market’s continued deployment of Fiber-to-the-Premises;

•	The Company’s ability to obtain funding for future acquisitions;

•	The potential impact of the depressed housing market on the Company’s ongoing profitability and future growth opportunities;

•	Those factors described under the heading “Risk Factors” on page 12.
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
          The Company serves a worldwide market through strategically located domestic and international manufacturing facilities. Each of the Company’s domestic and international manufacturing facilities have obtained an International Organization of Standardization (“ISO”) 9001:2000 Certified Management System, with the exception of Direct Power and Water Corporation (DPW), which was newly acquired during 2007. The ISO 9001:2000 certified management system is a globally recognized quality standard for manufacturing and assists the Company in marketing its products throughout the world. The Company’s customers include public and private energy utilities and communication companies, cable operators, financial institutions, governmental agencies, contractors and subcontractors, distributors and value-added resellers. The Company is not dependent on a single customer or a few customers. No single customer accounts for more than ten percent of the Company’s consolidated revenues.
          The Company’s products include:
•	Formed Wire and Related Hardware Products

•	Protective Closures

•	Data Communication Cabinets

•	Plastic Products

•	Other Products
          Formed Wire Products and Related Hardware Products are used in the energy, communications, cable and special industries to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics (e.g., vibration). Formed wire products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape. Advantages of using the Company’s helical formed wire products are that they are economical, dependable and easy to use. The Company introduced formed wire products to the power industry over 60 years ago and such products enjoy an almost universal acceptance in the Company’s markets. Related hardware products include hardware for supporting and protecting transmission conductors, spacers, spacer-dampers, stockbridge dampers, corona suppression devices and various compression fittings for dead-end applications. Formed wire and related hardware products are approximately 59% of the Company’s revenues in 2008, 60% in 2007 and 59% in 2006.
          Protective Closures, including splice cases, are used to protect fixed line communication networks, such as copper cable or fiber optic cable, from moisture, environmental hazards and other potential contaminants. Protective closures are approximately 24% of the Company’s revenues in 2008, 27% in 2007 and 28% in 2006.

          Data Communication Cabinets are products used in high-speed data systems to hold and protect electronic equipment. Data communication cabinets are approximately 5% of the Company’s revenues in 2008, 6% in 2007 and 5% in 2006.
          Plastic Products, including guy markers, tree guards, fiber optic cable markers and pedestal markers, are used in energy, communications, cable television and special industries to identify power conductors, communication cables and guy wires. Plastic products are approximately 3% of the Company’s revenues in 2008, 2% in 2007 and 3% in 2006.
          Other Products include hardware assemblies, pole line hardware, resale products, underground connectors, solar hardware systems and urethane products. They are used by energy, renewable energy, communications, cable and special industries for various applications and are defined as products that compliment the Company’s core line offerings. Other products are approximately 9% of the Company’s revenues in 2008 and 5% in 2007 and 2006.
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
          The success of the Company’s formed wire products in the U.S. led to expansion abroad. The first international license agreement was established in the mid-1950s in Canada. In the late 1950s the Company’s products were being sold through joint ventures and licensees in Canada, England, Germany, Spain and Australia. Additionally, the Company began export operations and promoted products into other selected offshore markets. The Company continued its expansion program, bought out most of the original licensees, and, by the mid-1990s, had complete ownership of operations in Australia, Brazil, Canada, Great Britain, South Africa and Spain and held a minority interest in two joint ventures in Japan. The Company’s international subsidiaries have the necessary infrastructure (i.e. manufacturing, engineering, marketing and general management) to support local business activities. Each is staffed with local personnel to ensure that the Company is well versed in local business practices, cultural constraints, technical requirements and the intricacies of local client relationships.
          In 1968, the Company expanded into the underground telecommunications field by its acquisition of the Smith Company located in California. The Smith Company had a patented line of buried closures and pressurized splice cases. These closures and splice cases protect copper cable openings from environmental damage and degradation. The Company continued to build on expertise acquired through the acquisition of the Smith Company and in 1995 introduced the highly successful COYOTE® Closure line of products. Since 1995 fourteen domestic and three international patents have been granted to the Company on the COYOTE Closure. None of the COYOTE Closure patents have expired. The earliest COYOTE Closure patent was filed in April 1995 and will not expire until April 2015.
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
          In 2007, the Company acquired the shares of DPW, located in New Mexico, U.S. This acquisition broadens the Company’s product lines and manufactures mounting hardware for a variety of solar power applications and provides designs and installations of solar power systems.
          In 2007, the Company acquired 83.74% of Belos SA (Belos), located in Bielsko-Biala, Poland. Belos is a manufacturer and supplier of fittings for various voltage power networks. This acquisition complements the Company’s existing line of energy products. In 2008, the Company acquired 8.3% additional shares of Belos.
          In 2008, the Company divested its data communication business Superior Modular Products (SMP).
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
          Fiber optic cable was first deployed in the outside plant environment in the early 1980s. Through fiber optic technologies, a much greater amount of both voice and data communication can be transmitted reliably. In addition, this technology solved the cable congestion problem that the large count copper cable was causing in underground, buried and aerial applications. The Company developed and adapted copper closures for use in the emerging fiber optic world. In the late 1980s, the Company developed a series of splice cases designed specifically for fiber application. In the mid-1990s, the Company developed its plastic COYOTE Closure, and has since expanded the product line to address emerging Fiber-to-the-Premise (FTTP) applications. The COYOTE Closure is an example of the Company developing a new line of proprietary products to meet the changing needs of its customers.
          The Company also designs and manufactures data communication cabinets and enclosures for data communication networks, offering a comprehensive line of copper and fiber optic cross-connect systems. The product line enables reliable, high-speed transmission of data over customers’ local area networks.
          With the acquisition of DPW in 2007, the Company expanded into the fast growing renewable energy sector. DPW provides a comprehensive line of mounting hardware for a variety of solar power applications including residential roof mounting, commercial roofing systems, top of pole mounting and customized solutions. DPW also provides design and installation services for residential and commercial solar power systems primarily in the western U.S.
Markets
          The Company markets its products to the energy, telecommunication, cable, data communication and special industries. While rapid changes in technology have blurred the distinctions between telephone, cable, and data communication, the energy industry is clearly distinct. The Company’s role in the energy industry is to supply formed wire products and related hardware used with the electrical conductors, cables and wires that transfer power from the generating facility to the ultimate user of that power. Formed wire products are used to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics.
          Electric Utilities — Transmission. The electric transmission grid is the interconnected network of high voltage aluminum conductors used to transport large blocks of electric power from generating facilities to distribution networks. Currently, there are three major power grids in the U.S.: the Eastern Interconnect, the Western Interconnect and the Texas Interconnect. Virtually all electrical energy utilities are connected with at least one other utility by one of these major grids. The Company believes that the transmission grid has been neglected throughout much of the U.S. for more than a decade. Additionally, because of deregulation, some electric utilities have turned this responsibility over to Independent System Operators (ISOs), who have also been slow to add transmission lines. With demand for power now exceeding supply in some areas, the need for the movement of bulk power from the energy-rich states to the energy-deficient areas means that new transmission lines will likely be built and many existing lines will likely be refurbished. In addition, passage of the economic stimulus bill in early 2009 that contains provisions for upgrading the aging transmission infrastructure and connecting renewable energy sources to the grid should attract new investment to fund new infrastructure projects in the industry. The Company believes that this will generate growth for the Company’s products in this market over at least the next several years. In addition, increased construction of international transmission grids is occurring in many regions of the world. However, consolidations in the markets that the Company services may also have an adverse impact on the Company’s revenues.
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
          Renewable Energy. The renewable energy market includes residential consumers, commercial businesses, off-grid operators, and utility companies that have an interest in alternative energy sources. Environmental concerns along with federal, state, and local utility incentives have fueled demand for renewable energy systems including solar, wind, and biofuel. The passage of the economic stimulus bill, which contains provisions for investment in clean energy technologies, should further drive future demand for alternative energy sources like solar. The industry continues to grow rapidly as advancements in technology lead to greater efficiencies which drive down overall system costs. The Company currently provides hardware solutions, system design and installation services for solar power applications. The Company markets and sells these products and services to end-users, distributors, installers and integrators.
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
          As critical components of the outdoor infrastructure, closures provide protection against weather and vandalism, and permit technicians who maintain and manage the system ready access to the devices. Cable operators and local telephone network operators place great reliance on manufacturers of protective closures because any material damage to the signal delivery networks is likely to disrupt communication services. In addition to closures, the Company supplies the communication and cable industry with its formed wire products to hold, support, protect and terminate the copper wires and cables and the fiber optic cables used by that industry to transfer voice, video or data signals.
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
          Data Communication. The data communication market is being driven by the continual demand for increased bandwidth. Growing Internet Service Providers (ISPs), construction in Wide Area Networks (WANs) and demand for products in the workplace are all key elements to the increased demand for the connecting devices made by the Company. This market will increasingly be focused on the systems that provide the highest speed and highest quality signal, such as fiber optic and copper networks. The Company’s products are sold to a number of categories of customers including, (i) ISPs, (ii) large companies and organizations which have their own local area network for data communication, and (iii) distributors of structured cabling systems and components for use in the above markets.
          Special Industries. The Company’s formed wire products are also used in other industries which require a method of securing or terminating cables, including the metal building, tower and antenna industries, the arborist industry, and various applications within the marine systems industry. Products other than formed wire products are also marketed to other industries. For example, the Company’s urethane capabilities allow it to market products to the light rail industry. The Company continues to explore new and innovative uses of its manufacturing capabilities, however, these markets remain a small portion of overall consolidated sales.
International Operations
          The international operations of the Company are essentially the same as its domestic (PLP-USA) business, except for location. The Company manufactures similar types of products in its international plants as are sold domestically, sells to similar types of customers and faces similar types of competition (and in some cases the same competitors). Sources of supply of raw materials are not significantly different internationally. See Note K in the Notes To Consolidated Financial Statements for information and financial data relating to the Company’s international operations that represent reportable segments.

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
Sales and Marketing
          Domestically and internationally, the Company markets its products through a direct sales force and manufacturing representatives. The direct sales force is employed by the Company and works with the manufacturer’s representatives, as well as key direct accounts and distributors who also buy and resell the Company’s products. The manufacturer’s representatives are independent organizations that represent the Company as well as other complimentary product lines. These organizations are paid a commission based on the sales amount.
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
          Early in its history, the Company recognized the need to understand the performance of its products and the needs of its customers. To that end, the Company developed its own Research and Engineering Center in Mayfield Village, Ohio. Using the Research and Engineering Center, engineers and technicians simulate a wide range of external conditions encountered by the Company’s products to ensure quality, durability and performance. The work performed in the Research and Engineering Center includes advanced studies and experimentation with various forms of vibration. This work has contributed significantly to the collective knowledge base of the industries the Company serves and is the subject matter of many papers and seminars presented to these industries.
          The Company’s Research and Engineering Center is 29,000-square-foot located at its corporate headquarters in Mayfield Village, Ohio. The Company believes that this facility is one of the most sophisticated in the world in its specialized field. The expanded Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling. Today, the Company’s reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a competitive advantage. In addition to testing, the work done at the Company’s Research and Development Center continues to fuel product development efforts. For example, the Company estimates that approximately 24% of 2008 revenues were attributed to products developed by the Company in the past five years. In addition, the Company’s position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations which are charged with the responsibility of establishing industry wide specifications and performance criteria, including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission). Research and development costs are expensed as incurred. Research and development costs for new products were $2 million in 2008, $1.7 million in 2007 and $2.2 million in 2006.
Patents and Trademarks
     The Company applies for patents in the U.S. and other countries, as appropriate, to protect its significant patentable developments. As of December 31, 2008, the Company had in force 27 U.S. patents and 43 international patents in 11 countries and had pending eight U.S. patent applications and 11 international applications. While such domestic and international patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company’s business. The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company’s business as a whole or to any of its businesses. Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks. The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology. As of December 31, 2008, the Company had obtained U.S. registration on 27 trademarks and two trademark applications remained pending. International registrations amounted to 199 registrations in 35 countries, with 16 pending international registrations.
          Since June 8, 1995, U.S. patents have been issued for terms of 20 years beginning with the date of filing of the patent application. Prior to that time, a U.S. patent had a term of 17 years from the date of its issuance. Patents issued by international countries generally expire 20 years after filing. U.S. and international patents are not renewable after expiration of their initial term. U.S. and international trademarks are generally perpetual, renewable in 10-year increments upon a showing of continued use. To the knowledge of management, the Company has not been subject to any significant allegation or charges of infringement of intellectual property rights by any organization.
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
Competition
          All of the markets that the Company serves are highly competitive. In each market, the principal methods of competition are price, performance, and service. The Company believes, however, that several factors (described below) provide the Company with a competitive advantage.
•	The Company has a strong and stable workforce. This consistent and continuous knowledge base has afforded the Company the ability to provide superior service to the Company’s customers and representatives.

•	The Company’s Research and Engineering Center in Mayfield Village, Ohio and Research and Engineering department’s subsidiary locations maintain a strong technical support function to develop unique solutions to customer problems.

•	The Company is vertically integrated both in manufacturing and distribution and is continually upgrading equipment and processes.

•	The Company is sensitive to the marketplace and provides an extra measure of service in cases of emergency, storm damage and other rush situations. This high level of customer service and customer responsiveness is a hallmark of the Company.

•	The Company’s 14 manufacturing locations ensure close support and proximity to customers worldwide.
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
          The Company’s data communication competitors range from assemblers of low cost, low quality components, to well-established multinational corporations. The Company’s competitive strength is its technological leadership and manufacturing expertise. Additionally, the Company provides products to its licensees and other companies on a privately branded basis. Patented technology developed by the Company is currently licensed to many of its largest competitors. Low-cost Asian competitors, however, keep pressure on prices and will continue to do so.
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
          Most plastic resins are purchased under contracts to stabilize costs and improve delivery performance and are available from a number of reliable suppliers. Wire and re-draw rod are purchased in standard stock diameters and coils under contracts from a number of reliable suppliers. Contracts have firm prices except for fluctuations of base metals and petroleum prices, which result in surcharges when global demand is greater than the available supply.
          The Company also relies on certain other manufacturers to supply products that complement the Company’s product lines, such as aluminum and ferrous castings, fiber optic cable and connectors, circuit boards and various metal racks and cabinets. The Company believes there are multiple sources of supply for these products.
          The Company relies on sole source manufacturers for certain raw materials used in production. The current state of economic uncertainty presents a risk that existing suppliers could go out of business. However, there are multiple sources for these materials available, and the Company could relocate the tooling and processes to other manufacturers if necessary.
          Due to increasing worldwide demand for carbon steel, stainless steel, aluminum and zinc the costs of raw materials continued to escalate throughout 2008. By the end of 2008, due to the current recession demand has eased and there is downward pressure on costs on most of the Company’s key raw materials.
Backlog Orders
          The Company’s backlog was approximately $26.1 million at the end of 2008. The Company’s order backlog generally represents four to six weeks of sales. All customer orders entered are firm at the time of entry. Substantially all orders are shipped within a two to four week period unless the customer requests an alternative date.
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
          Although no assurances can be given, the Company believes it is in compliance in all material respects, with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability. The Company does not expect to make any material capital expenditure during 2009 for environmental control facilities. The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays. However, the Company does not believe that these expenditures should ultimately result in a material adverse effect on its financial position or results of operations. The Company cannot predict the precise effect such future requirements, if enacted, would have on the Company. The Company believes that such regulations would be enacted over time and would affect the industry as a whole.
Employees
          At December 31, 2008, the Company had 1,858 employees. Approximately 37% of the Company’s employees are located in the U.S.
Available Information
          The Company maintains an Internet site at http://www.preformed.com, on which the Company makes available, free of charge, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company’s SEC reports can be accessed through the investor relations section of its Internet site. The information found on the Company’s Internet site is not part of this or any other report that is filed or furnished to the SEC.
          The public may read and copy any materials the Company files with or furnishes to the SEC at the SEC’s Public Reference Room at 100 F. Street, NE., Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information filed with the SEC by electronic filers. The SEC’s Internet site is http://www.sec.gov. The Company also has a link from its Internet site to the SEC’s Internet site, this link can be found on the investor relations page of the Company’s Internet site.
Item 1A. Risk Factors
Due to the Company’s dependency on the energy, telecommunication and renewable energy industries, the Company is susceptible to negative trends relating to those industries that could adversely affect the Company’s operating results.
          The Company’s sales to the energy and telecommunication industries represent a substantial portion of the Company’s historical sales. The concentration of revenue in such industries is expected to continue into the foreseeable future. Demand for products to these industries depends primarily on capital spending by customers for constructing, rebuilding, maintaining or upgrading their systems. The amount of capital spending and, therefore, the Company’s sales and profitability are affected by a variety of factors, including general economic conditions, access by customers to financing, government regulation, demand for energy and cable services, and technological factors. As a result, some customers may not continue as going concerns, which could have a material adverse effect on the

Company’s business, operating results and financial condition. Consolidation and deregulation present the additional risk to the Company in that combined or deregulated customers will rely on relationships with a source other than the Company. Consolidation and deregulation may also increase the pressure on suppliers, such as the Company, to sell product at lower prices.
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
The intense competition in the Company’s markets, particularly telecommunication, may lead to a reduction in sales and profits.
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
          International sales account for a substantial portion of the Company’s net sales (54%, 53% and 54% in 2008, 2007 and 2006, respectively) and the Company expects these sales will increase as a percentage of net sales in the future. Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the U.S. dollar which could materially adversely affect U.S. dollar revenues or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, reduced or limited protection of intellectual property rights, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on the Company’s business, operating results and financial condition.
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
The Company may have interruptions in its businesses due to the uncertainty of the global economy, specifically the potential impact of bankruptcy among the Company’s suppliers and inability of available funding for the Company’s customers.
          The Company relies on sole source manufacturers for certain materials that complement the Company’s product lines. The current state of economic uncertainty presents a risk that existing suppliers could go out of business. While there are multiple sources for these materials available and the Company could relocate the tooling and processes to other manufacturers if needed, there could be an adverse effect on the supply and the Company’s ability to make products on a timely basis if multiple key suppliers fail during this time of uncertainty. Additionally, as the financial markets are experiencing unprecedented volatility, lower levels of liquidity may be available. Although the Company is not dependent on a single customer or a few customers, the inability to obtain funding may postpone customer spending and adversely affect the Company’s business, operating results and financial condition.
Item 1B. Unresolved Staff Comments
          The Company does not have any unresolved staff comments.
Item 2. Properties
          The Company currently owns or leases 16 facilities, which together contain approximately 1.6 million square feet of manufacturing, warehouse, research and development, sales and office space worldwide. Most of the Company’s international facilities contain space for offices, research and engineering (R&E), warehousing and manufacturing with manufacturing using a majority of the space. The following table provides information regarding the Company’s principal facilities:

Location	Use	Owned/Leased	Square Feet	Reportable Segment

1. Mayfield Village, Ohio	Corporate Headquarters Research and Engineering (R&E) Center	Owned	62,000	PLP-USA

2. Rogers, Arkansas	Manufacturing Warehouse Office	Owned	310,000	PLP-USA

3. Albemarle, North Carolina	Manufacturing Warehouse Office	Owned	261,000	PLP-USA

4. Sydney, Australia	Manufacturing R&E Warehouse Office	Owned	123,000	Australia

5. São Paulo, Brazil	Manufacturing R&E Warehouse Office	Owned	148,500	Brazil

6. Cambridge, Ontario, Canada	Manufacturing Warehouse Office	Owned	73,300	Canada

7. Andover, Hampshire, England	Manufacturing R&E Warehouse Office	Building Owned; Land Leased	89,400	All Other

8. Queretaro, Mexico	Manufacturing Warehouse Office	Owned	52,900	All Other

9. Beijing, China	Manufacturing Warehouse Office	Building Owned; Land Leased	123,300	All Other

10. Pietermaritzburg, South Africa	Manufacturing R&E Warehouse Office	Owned	73,100	South Africa

11. Sevilla, Spain	Manufacturing R&E Warehouse Office	Owned	63,300	All Other

12. Bangkok, Thailand	Manufacturing Warehouse Office	Owned	60,000	All Other

13. Albuquerque, New Mexico	Manufacturing Warehouse Office	Leased	25,100	All Other

14. Bielsko-Biala, Poland	Manufacturing Warehouse Office	Buildings Owned; Land Leased	174,400	Poland

Item 3. Legal Proceedings
          From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
          No matter was submitted to a vote of the security holders of the Registrant during the quarter ended December 31, 2008.
Executive Officers of the Registrant
          Each executive officer is elected by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal.

Name	Age	Position
Robert G. Ruhlman	52	Chairman, President and Chief Executive Officer
Eric R. Graef	56	Chief Financial Officer and Vice President — Finance
William H. Haag	45	Vice President — International Operations
J. Cecil Curlee Jr.	52	Vice President — Human Resources
Dennis F. McKenna	42	Vice President — Marketing and Business Development
David C. Sunkle	50	Vice President — Research and Engineering and Manufacturing
Caroline S. Vaccariello	42	General Counsel and Corporate Secretary
          The following sets forth the name and recent business experience for each person who is an executive officer of the Company at March 1, 2009.
          Robert G. Ruhlman was elected Chairman in July 2004. Mr. Ruhlman has served as Chief Executive Officer since July 2000 and as President since 1995 (positions he continues to hold). Mr. Ruhlman is the brother of Randall M. Ruhlman and son of Barbara P. Ruhlman, both Directors of the Company.
          Eric R. Graef was elected Vice President—Finance in December 1999 and Chief Financial Officer in December, 2007.
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
          David C. Sunkle was elected Vice President-Research and Engineering in January 2007. In addition, Mr. Sunkle has taken on the role of the Vice President — Manufacturing since July 2008. Mr. Sunkle joined the Company in 1978. He has served a variety of positions in Research and Engineering until 2002 when he became Director of International Operations. In 2006, Mr. Sunkle rejoined Research and Engineering as the Director of Engineering.
          Caroline S. Vaccariello was elected General Counsel and Corporate Secretary in January 2007. Ms. Vaccariello joined the Company in 2005 as General Counsel and has led the Company’s legal affairs since that time. Prior to that time, Ms. Vaccariello worked as an attorney for The Timken Company from 2003 to 2005.

Part II
     Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
          The Company’s Common Shares are traded on NASDAQ under the trading symbol “PLPC”. As of March 11, 2009, the Company had approximately 722 shareholders of record. The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company’s Common Shares as reported by the NASDAQ and (ii) the amount per share of cash dividends paid by the Company.
          While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company’s Board of Directors in light of then current needs of the Company. Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.

	Year ended December 31
	2008			2007
Quarter	High	Low	Dividend	High	Low	Dividend

First	$59.96	$42.95	$0.20	$36.67	$33.40	$0.20
Second	53.88	40.31	0.20	54.32	36.11	0.20
Third	65.50	37.66	0.20	58.26	42.82	0.20
Fourth	56.97	31.82	0.20	61.08	49.04	0.20
Equity Compensation Plan Information

			Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights (a)	and rights	reflected in column (a)

Equity compensation plans approved by security holders	43,637	$54.24	356,363

Equity compensation plans not approved by security holders	107,092	$27.83	9,000

Total	150,729		365,363
Performance Graph
          Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the Company’s Common Shares with the cumulative total return of hypothetical investments in the NASDAQ Market Index and the Hemscott Industry Group 627 (Industrial Electrical Equipment) Index based on the respective market price of each investment at December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006, December 31, 2007, and December 31, 2008, assuming in each case an initial investment of $100 on December 31, 2003, and reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG PREFORMED LINE PRODUCTS CO.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX
ASSUMES $100 INVESTED ON JAN. 01, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008

COMPANY / INDEX / MARKET	2003	2004	2005	2006	2007	2008
PREFORMED LINE PRODUCTS CO	100.00	96.82	145.90	123.06	212.96	166.33
HEMSCOTT GROUP INDEX	100.00	111.02	133.61	178.83	247.12	128.38
NASDAQ MARKET INDEX	100.00	108.41	110.79	122.16	134.29	79.25

Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
			Part of Publicly	be Purchased under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period (2008)	Shares Purchased	per Share	Programs	Programs

October	—	—	185,748	14,252
November	—	—	185,748	14,252
December	—	—	185,748	14,252

Total	—
          On February 15, 2007, the Board of Directors authorized a plan to repurchase up to 200,000 shares of Preformed Line Products Company Common Shares. There were no repurchases for the three-month period ended December 31, 2008.

Item 6. Selected Financial Data

	2008	2007	2006	2005	2004
		(Thousands of dollars, except per share data)
Net Sales and Income
Net sales	$269,742	$233,289	$196,910	$186,232	$165,515
Operating income	23,988	21,133	16,359	16,673	15,211
Income before income taxes, equity in net income of joint ventures, minority interests and discontinued operations	24,760	21,321	17,180	17,288	15,333
Income from continuing operations	16,754	13,766	11,827	11,170	14,014
Net income	17,623	14,159	12,103	12,030	13,094
Per Share Amounts
Income from continuing operations — basic	$3.17	$2.57	$2.11	$1.95	$2.44
Net income — basic	3.34	2.64	2.16	2.10	2.28
Income from continuing operations — diluted	3.14	2.54	2.09	1.93	2.42
Net income — diluted	3.30	2.61	2.14	2.08	2.26
Dividends declared	0.80	0.80	0.80	0.80	0.80
Shareholders’ equity	26.08	27.82	24.47	23.32	22.51
Other Financial Information
Current assets	$112,670	$123,450	$100,374	$110,304	$101,537
Total assets	190,875	203,866	170,852	168,458	158,742
Current liabilities	35,248	42,349	32,372	33,900	27,251
Long-term debt (including current portion)	3,147	4,959	4,361	4,928	3,634
Capital leases	112	373	478	305	574
Shareholders’ equity	136,265	149,721	131,148	133,715	128,464
          On May 30, 2008, the Company divested its Superior Modular Products subsidiary. The net sales and income and per share amounts sections for the years noted above have been restated to provide comparable information excluding the divestiture of the SMP operations.
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
          The reportable segments are PLP-USA, Australia, Brazil, South Africa, Canada, Poland and All Other. Our PLP-USA segment is comprised of our U.S. operations primarily supporting our domestic energy and telecommunications products. The Australia segment is comprised of all of our operations in Australia supporting energy, telecommunications, data communications, and solar products. Our Brazil and South Africa segments are comprised of the manufacturing and sales operations from those locations which meet at least one of the criteria of a reportable segment. Our final two segments are Canada and Poland, which are comprised of manufacturing and sales operations, and have been included as segments to comply with reporting segments for 75% of consolidated sales. Our remaining operations are included in All Other segment as none of these operations meet the criteria for a reportable segment and individually represent less than 10% for each of our combined net sales, consolidated net income, and consolidated assets.
Market overview
          Our business continues to be concentrated in the energy and communications markets. During the past couple of years, industry consolidation continued as distributors and service provider consolidations took place in all of our major markets. This trend is expected to continue in 2009. We have a growing concern that the continued global economic deterioration coupled with an already depressed U.S. housing market could further affect construction projects and negatively impact growth opportunities in our core markets going forward.
          In 2008, we experienced growth in our energy markets. We continued to see the investment in new transmission grids, new technologies, and upgrading and maintenance of the existing energy infrastructure. We expect the distribution energy market to slow in 2009 but anticipate continued growth in demand for transmission and fiber optic products.
          Our international business is more concentrated in the energy markets. Historically, our international sales were primarily to the distribution portion of the energy market. We continued to increase our energy distribution sales while also experiencing significant sales growth in the energy transmission market. We have acquired approximately 92% of Belos SA (Belos), located in Bielsko-Biala, Poland, broadening our transmission product offering for the energy markets. Even though we expect the distribution portion of the energy market to decrease in 2009 as a whole, we expect the international energy markets to continue to grow for the foreseeable future as new construction projects are added in developing markets and there is a need to rebuild and refurbish the international energy transmission and distribution infrastructure. We believe that we are well positioned to supply the needs of the world’s diverse energy market requirements as a result of our strategically located operations and array of product designs and technologies.
          In our communications markets, telecommunication companies continued to curtail their investment in the construction and maintenance of copper networks while diverting some of these resources into Fiber-to-the-Premise (FTTP) projects. We anticipate the investment in the copper network will continue to decline. Additionally, the large communications carriers are rationalizing their vendor base, which results in downward pressure on prices.
          In 2008, we saw an improvement in the U.S. investment spending on infrastructure by the telephone companies, cable television (CATVs) providers and by municipalities. Additionally, many of our new product offerings which are presently in the approval process and undergoing third party testing should provide an opportunity to enhance our product offerings to all communication providers. Many new products were launched in 2008 which should help us gain additional business from these providers. Even though the communication market is expecting to be flat or even down in 2009, we are optimistic that we will fare better than most due to the new products being offered to the marketplace. In 2008, we continued to develop our brand and product awareness internationally as part of a concentrated effort in FTTP. As a result, several international carriers are conducting field trials of our products to be used on future FTTP projects. In addition, the passage of an economic stimulus bill that contains provisions for upgrading the aging transmission infrastructure and connecting renewable energy sources to the grid should attract new investment into the industry. We believe that this will generate growth for our products in this market over at least the next several years.
Discontinued Operations
          Our consolidated financial statements were impacted by the divestiture of Superior Modular Products (SMP) on May 30, 2008. We sold our SMP subsidiary for $11.7 million, for a $.8 million gain, net of tax and expenses incurred related to the divestiture. The sale includes $1.5 million to be held in escrow for a period of one year. We have not provided any significant continuing involvement in the operations of SMP after the closing of the sale. For tax purposes, the sale of SMP generated a capital loss, which was not deductible except for amounts used to offset capital gains in the current year. A full valuation allowance was provided against the deferred tax asset on the remaining portion of the capital loss carryover.

          The operating results of SMP are presented in our consolidated statements of income as discontinued operations, net of tax, and all periods presented have been reclassified. For the year ended December 31, 2008, income from discontinued operation, net of tax was $.9 million, or $.16 per diluted share, compared to income of $.4 million, or $.07 per diluted share, for the same period in 2007.
Preface
          Our consolidated financial results for the years ended December 31, 2008, 2007 and 2006 included the financial results of our solar energy operation, Direct Power and Water (DPW), acquired on March 22, 2007 as well as the results of Belos, in Poland, acquired on September 6, 2007. The results of the DPW operation are included in our All Other segment and the results of the Belos operations are included as the separate Poland reportable segment.
          For the year ended December 31, 2008, we achieved record net sales of $269.7 million, which increased $36.5 million, or 16%, in 2008 compared to 2007. The net sales increase for the year ended December 31, 2008 was driven by a 12% increase in the U.S. net sales and an 18% increase in total foreign net sales. The favorable impact of the change in the conversion rate of local currencies to U.S. dollars for the year ended December 31, 2008 compared to 2007, contributed $3.5 million to the increase in net sales. Our net sales increased $20.6 million as a result of the acquisitions of Belos and DPW. The increase in sales was partially offset by an increase in material cost of sales resulting in a 12% increase in gross profit. Costs and expenses increased 12%, partially offsetting the gross profit improvement, with the result being an increase in operating income of $2.9 million, or 14%, from 2007. Income from continuing operations of $16.8 million increased $3 million, or 22%, compared to 2007. For the year ended December 31, 2008, income from continuing operations per diluted share of $3.14 increased $.60 from 2007. Our financial position remains strong as we generated substantial operating cash flow in 2008 of $2.4 million, an increase of 16%.
2008 Results of Operations compared to 2007
          Net Sales. In 2008, net sales were a record $269.7 million, an increase of $36.5 million, or 16%, from 2007 as summarized in the following table:

	Year ended December 31,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2008	2007	Change	rate changes	change	change
Net sales
PLP-USA	$111,721	$103,173	$8,548	$—	$8,548	8%
Australia	27,244	29,855	(2,611)	878	(3,489)	(12)
Brazil	30,279	26,236	4,043	2,684	1,359	5
South Africa	9,535	8,049	1,486	(1,676)	3,162	39
Canada	9,952	10,620	(668)	153	(821)	(8)
Poland	20,602	5,202	15,400	—	15,400	NM
All Other	60,409	50,154	10,255	1,420	8,835	18

Consolidated	$269,742	$233,289	$36,453	$3,459	$32,994	14%

NM — not meaningful
          The increase in PLP-USA net sales of $8.5 million, or 8%, was due primarily to sales volume increases of $2.2 million and price/mix increases of $5.9 million primarily related to our energy sales. We anticipate a flat to slight increase in sales in 2009, although we believe PLP-USA sales for the year may be negatively impacted by a continued declining economy and depressed housing market. International net sales in 2008 were favorably impacted by $3.5 million when converted to U.S. dollars, as a result of a weaker U.S. dollar to certain foreign currencies. Excluding the effect of currency conversion, Australia net sales decreased $3.5 million, or 12%, primarily as a result of lower energy volume sales compared to 2007. Excluding the effect of currency conversion, Brazil net sales increased $1.4 million, or 5%, primarily as a result of increased volume in energy and telecommunication sales. Excluding the effect of currency conversion, South Africa net sales increased $3.2 million, or 39%, due to increased sales volume in the energy market. Excluding the effect of currency conversion, Canada net sales decreased $.8 million, or 8%, due to lower sales volume. Poland net sales of $20.6 million increased $15.4 million due to the inclusion of their results for the entire year ended December 31, 2008, as compared to the inclusion of only four months in 2007. Excluding the effect of currency conversion, All Other net sales increased $8.8 million, or 18%, compared to 2007, primarily due to an increase in energy volume and the inclusion of DPW’s net sales for the entire year ended December 31, 2008 compared to only nine months in 2007. We continue to see competitive pricing pressures globally as well as a decline in the global economic markets which will continue to negatively affect sales and profitability in 2009.
          Gross Profit. Gross profit of $87.3 million for 2008 increased $9.4 million, or 12%, compared to 2007 as summarized in the following table:

	Year ended December 31,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2008	2007	Change	rate changes	change	change
Gross profit
PLP-USA	$35,973	$33,680	$2,293	$—	$2,293	7%
Australia	8,534	9,911	(1,377)	207	(1,584)	(16)
Brazil	8,193	8,048	145	473	(328)	(4)
South Africa	4,271	3,258	1,013	(668)	1,681	52
Canada	4,331	4,812	(481)	64	(545)	(11)
Poland	5,471	828	4,643	—	4,643	NM
All Other	20,494	17,364	3,130	327	2,803	16

Consolidated	$87,267	$77,901	$9,366	$403	$8,963	12%

NM — not meaningful
          PLP-USA gross profit of $36 million for the year ended December 31, 2008 increased $2.3 million, or 7%, compared to 2007. PLP-USA gross profit increased $2.8 million due to higher net sales, and $2.7 million due to improved manufacturing efficiencies partially offset by higher material costs of $3.2 million. Excluding the effect of currency conversion, the Australia gross profit decrease of $1.6 million was a result of $1.2 million lower net sales and $.7 million higher per unit manufacturing costs. Excluding the effect of currency conversion, the Brazil gross profit decrease of $.3 million is primarily due to a favorable excess and obsolescence reserve adjustment of $.6 million included in the year ended December 31, 2007 offset by higher net sales. Excluding the effect of currency conversion, South Africa gross profit of $4.3 million increased $1.7 million due primarily to a $1.1 million increase in net sales. Excluding the effect of currency conversion, Canada gross profit decreased $.5 million, of which $.2 million was related to a decrease in net sales and $.4 million was related to an increase in material costs offset by improved manufacturing efficiencies. Our consolidated gross profit increased $4.6 million as a result of the Poland acquisition in September of 2007. Poland is included for the entire year of 2008 but only for four months in 2007. Excluding the effect of currency conversion, All Other gross profit increased $2.8 million primarily as a result of increased sales of $8.8 million.
          Cost and expenses. Costs and expenses increased $6.5 million, or 12%, compared to 2007 as summarized in the following table:

	Year ended December 31,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2008	2007	Change	rate changes	change	change
Costs and expenses
PLP-USA	$33,633	$31,787	$1,846	$—	$1,846	6%
Australia	6,591	5,819	772	125	647	11
Brazil	5,789	4,735	1,054	339	715	15
South Africa	1,235	1,270	(35)	(210)	175	14
Canada	1,659	1,586	73	(12)	85	5
Poland	2,775	854	1,921	—	1,921	NM
All Other	11,597	10,717	880	296	584	5

Consolidated	$63,279	$56,768	$6,511	$538	$5,973	11%

NM — not meaningful
          PLP-USA costs and expenses increased $1.8 million primarily due to increases in personnel related expenses of $1 million, commissions of $.5 million, product testing expenses of $.3 million, tax compliance expense of $.2 million and an increase in the loss on foreign currency of $.7 million, partially offset by a $.9 million decrease in sales promotional expense. Excluding the effect of currency conversion, Australia costs and expenses increased $.6 million due to increased personnel related costs and consulting fees. Excluding the effect of currency conversion, Brazil costs and expenses increased $.7 million primarily due to personnel related expenses. Excluding the effect of currency conversion, South Africa costs and expenses increased $.2 million primarily due to increased personnel related expenses and travel costs. Poland costs and expenses increased $1.9 million due to the inclusion of their costs for the entire year ended December 31, 2008 compared to only four months in 2007. Excluding the effect of currency conversion, All Other costs and expenses increased $.6 million primarily due to a $.2 million increase in personnel related expenses and a $.4 million increase related to the inclusion of DPW’s costs and expenses for the entire year ended December 31, 2008 compared to only nine months in 2007.
          Operating income. Operating income of $24 million for the year ended December 31, 2008 increased $2.9 million, or 14%, compared to 2007. This increase was primarily a result of the $9.4 million increase in gross profit being partially offset by the $6.5 million increase in costs and expenses. PLP-USA operating income of $6.9 million increased $.8 million primarily as a result of the $2.3 million increase in gross profit and a $.4 million increase in intercompany royalty income offset by an increase in costs and expenses of $1.9 million. Australia operating income of $.7 million decreased $2 million compared to 2007 primarily as a result a decrease in gross profit of $1.4 million coupled with an increase of $.7 million in costs and expenses, offset by a $.1 million decrease in intercompany royalty expense. Brazil operating income of $2.1 million decreased $1.2 million primarily as a result of the $.1 million increase in gross profit offset by an increase of $1.1 million in costs and expenses and a $.2 million in intercompany royalty expense. South Africa operating income of $2.6 million increased $1 million primarily as a result of a $1 million improvement in gross profit compared to 2007. Canada operating income of $2.2 million for the year ended December 31, 2008 decreased $.5 million compared to 2007 due to the decrease in gross profit. Poland operating income increased $2.7 million due to the inclusion of its results for the entire year ended December 31, 2008 compared to only four months in 2007. All Other operating income of $6.7 million increased $2 million compared to 2007 primarily as a result of the $3.1 million increase in gross profit being partially offset by $.9 million in increased costs and expenses and $.2 million in intercompany royalty expense.
          Other income. Other income for the year ended December 31, 2008 of $.8 million increased $.6 million compared to 2007. The primary reason for the increase in other income related to the discovery of natural gas at PLP-USA located on our corporate headquarters property in Mayfield Village, Ohio. Production of the natural gas well commenced in May 2008. The increase related to the natural gas well was offset against a decrease in interest income compared to 2007.

          Income taxes. Income taxes from continuing operations for the year ended December 31, 2008 of $7.7 million were $.2 million higher than 2007. The effective tax rate in 2008 on income taxes from continuing operations was 31.2% compared to 35.2% in 2007. The 2008 effective tax rate is lower than the 34% statutory rate primarily due to increased earnings in jurisdictions with lower tax rates and a decrease in unrecognized tax benefits for uncertain tax positions. The 2007 effective tax rate is higher than the 34% statutory rate primarily due to the increase in the valuation allowance for foreign net operating losses that may not be utilized.
          Income from continuing operations. Income from continuing operations was $16.8 million, or $3.14 per diluted share, compared to income from continuing operations of $13.8 million, or $2.54 per diluted share for 2007 as summarized in the following table:

	Year ended December 31,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2008	2007	Change	rate changes	change	change
Income from continuing operations
PLP-USA	$4,877	$4,018	$859	$—	$859	21%
Australia	501	1,736	(1,235)	(23)	(1,212)	(70)
Brazil	1,336	2,286	(950)	63	(1,013)	(44)
South Africa	1,980	1,185	795	(306)	1,101	93
Canada	1,537	1,811	(274)	61	(335)	(18)
Poland	1,726	(61)	1,787	—	1,787	NM
All Other	4,797	2,791	2,006	(20)	2,026	73

Consolidated	$16,754	$13,766	$2,988	$(225)	$3,213	23%

NM — not meaningful
          PLP-USA income from continuing operations of $4.9 million increased $.9 million compared to 2007 primarily as a result of the $.8 million increase in operating income, an increase in other income of $.3 million, offset by an increase in income tax expense. Australia income from continuing operations of $.5 million decreased $1.2 million primarily due to the $2 million decrease in operating income being partially offset by lower other expenses of $.2 million and a reduction in income taxes of $.6 million. Brazil income from continuing operations of $1.3 million decreased $1 million as a result of the $1.2 million decrease in operating income being partially offset by lower income taxes. South Africa income from continuing operations of $2 million increased $.8 million as a result of the $1 million increase in operating profit being partially offset by a $.2 million increase in income tax expense. Canada income from continuing operations of $1.5 million decreased $.3 million as a result of the $.5 million decrease in operating income partially offset by a reduction in income tax expense. Poland income from continuing operations of $1.7 million is a result of $2.7 million in operating income being partially offset by other expense, income taxes, and minority interest. All Other income from continuing operations of $4.8 million increased $2 million primarily as a result of the $2 million increase in operating income and a $.1 million increase in other income partially offset by a $.1 million increase in income taxes compared to 2007.
2007 Results of Operations compared to 2006
          Net Sales. In 2007, net sales were $233.3 million, an increase of $36.4 million, or 18%, from 2006 as summarized in the following table:

	Year ended December 31,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2007	2006	Change	rate changes	change	change
Net sales
PLP-USA	$103,173	$91,412	$11,761	$—	$11,761	13%
Australia	29,855	25,867	3,988	3,093	895	3
Brazil	26,236	20,990	5,246	2,887	2,359	11
South Africa	8,049	8,244	(195)	(244)	49	1
Canada	10,620	9,824	796	618	178	2
Poland	5,202	—	5,202	—	5,202	100
All Other	50,154	40,573	9,581	2,982	6,599	16

Consolidated	$233,289	$196,910	$36,379	$9,336	$27,043	14%

          PLP-USA net sales of $103.2 million increased $11.8 million, or 13%, compared to 2006. Approximately 60% of the increase in net sales was due to an increase in volume. International net sales in 2007 were favorably impacted by $9.3 million when converted to U.S. dollars, as a result of a weaker U.S. dollar to certain foreign currencies. Excluding the effect of currency conversion, Australia net sales increased $.9 million, or 3%, Canada net sales increased $.2 million, or 2%, and South Africa net sales increased less than $.1 million, or 1%, all due primarily to volume. Brazil net sales increased $2.4 million, or 11%, compared to 2006 due primarily to increased volume in transmission products. Our Polish operation was acquired in the third quarter 2007. Poland net sales of $5.2 million were included for only four months in the year ended December 31, 2007, but not in 2006. Excluding the effects of currency conversion, All Other net sales increased $6.6 million, or 16%, compared to 2006. The inclusion of DPW net sales accounted for all the 2007 increase in All Other net sales.
          Gross profit. Gross profit of $77.9 million for 2007 increased $13.2 million, or 20%, compared to 2006 as summarized in the following table:

	Year ended December 31,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2007	2006	Change	rate changes	change	change
Gross profit
PLP-USA	$33,680	$27,914	$5,766	$—	$5,766	21%
Australia	9,911	8,349	1,562	1,031	531	6
Brazil	8,048	6,020	2,028	856	1,172	19
South Africa	3,258	3,515	(257)	(140)	(117)	(3)
Canada	4,812	4,330	482	301	181	4
Poland	828	—	828	—	828	100
All Other	17,364	14,597	2,767	1,027	1,740	12

Consolidated	$77,901	$64,725	$13,176	$3,075	$10,101	16%

          PLP-USA gross profit of $33.7 million increased $5.8 million, or 21%, due primarily to $6 million related to higher net sales partially offset by a $.2 million increase in production and shipping costs. The conversion of local currency to U.S. dollars favorably impacted gross profit by $3.1 million. Excluding the impact of currency conversion, Australia gross profit increased $.5 million and Canada gross profit increased $.2 million due primarily to increased sales and improved product margins. Excluding the effect of currency conversion, Brazil gross profit increased $1.2 million due to an excess and obsolescence reserve adjustment. During 2007, management’s comprehensive review of the components of the Company’s Brazil operation’s excess and obsolescence reserve calculation discovered that the details of the reserve account included an inappropriate reserve of $.6 million at December 31, 2006. Based on the timing of the completion of certain aspects of this review, the Company recorded a $.4 million adjustment in the first quarter of 2007 and an additional adjustment of $.2 million in the second quarter of 2007 related to the excess and obsolete reserve at December 31, 2006. Also during the 2007 year-end closing process, management’s detailed review of the calculation of the Company’s elimination of intercompany profit in ending inventory identified an adjustment of $.9 million in additional profit in ending inventory of which $.5 million related to profit in ending inventory at December 31, 2006. Management has determined that the 2006 amounts, which were recorded in 2007, were not material quantitatively or qualitatively, either individually or on a net basis, to 2006 and 2007 results of operations. Excluding the effect of currency conversion, South Africa gross profit decreased $.1 million primarily as a result of higher product costs. Our consolidated gross profit increased $.8 million as a result of the inclusion of Poland gross profit for only four months in the year ended December 31, 2007. All Other gross profit increased $1.7 million. The inclusion of DPW in 2007 results accounted for 78% of the increase in All Other gross profit.
          Costs and expenses. Costs and expenses increased $8.4 million, or 17%, compared to 2006 as summarized in the following table:

	Year ended December 31,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2007	2006	Change	rate changes	change	change

Costs and expenses
PLP-USA	$31,787	$27,436	$4,311	$—	$4,351	16%
Australia	5,819	4,891	928	605	323	7
Brazil	4,735	4,508	227	505	(278)	(6)
South Africa	1,270	1,357	(87)	(44)	(43)	(3)
Canada	1,586	1,428	158	81	77	5
Poland	854	—	854	—	854	100
All Other	10,717	8,746	1,971	675	1,296	15

Consolidated	$56,768	$48,366	$8,362	$1,822	$6,580	14%

          PLP-USA costs and expenses increased $4.4 million primarily as a result of a $.8 million increase in commission expense, a $2.3 million increase in personnel expenses, a $1 million increase in auditing fees, one-half of which is nonrecurring, and a $.2 million increase in travel related expenses compared to 2006. The weaker dollar unfavorably impacted costs and expenses by $1.8 million when international costs in local currency were translated to U.S. dollars compared to 2006. Excluding the effects of currency exchange rate change compared to 2006, Australia costs and expenses increased $.3 million due primarily to an increase in personnel related expenses. Brazil costs and expenses decreased $.3 million net of the effects of currency exchange rate change due primarily to lower Sarbanes-Oxley consulting and auditing fees. South Africa decreased costs and expenses of less than $.1 million were primarily a result of lower personnel related expenses and auditing fees. Excluding the effects of currency exchange rate change, Canada costs and expenses increased $.1 million primarily as a result of an increase in professional fees. Costs and expenses increased by $.9 million due to the inclusion of Poland for only four months in the year ended December 31, 2007. Excluding the effects of the currency exchange rate change compared to 2006, All Other costs and expenses increased $1.3 million. This increase was primarily a result of including DPW costs and expenses of $1 million in 2007 results and recording a $.2 million goodwill impairment charge.
          Operating income. Operating income of $21.1 million for the year ended December 31, 2007 increased $4.8 million, or 29%, compared to 2006. This increase was primarily the result of the $13.2 million increase in gross profit being partially offset by the $8.4 million increase in costs and expenses. PLP-USA operating income increased $1.5 million primarily as a result of the $5.8 million increase in gross profit offset by the $4.3 million increase in costs and expenses. Australia operating income increased $.4 million as a result of the $1.6 million increase in gross profit partially offset by the $.9 million increase in costs and expenses and a $.2 million increase in intercompany royalty expense. Brazil operating income increased $2 million as a result of the $2 million increase in gross profit and a $.2 million reduction in intercompany royalty expense partially offset by the $.2 million increase in costs and expenses. South Africa operating income decreased $.2 million as a result of the $.3 million decrease in gross profit being partially offset by the decrease in costs and expenses. Canada operating income of $2.7 million increased $.3 million primarily as a result of the $.5 million increase in gross profit partially offset by the $.2 million increase in costs and expenses. All Other operating income of $4.6 million increased $.8 million as a result of the $2.8 million increase in gross profit partially offset by the $2 million increase in cost and expenses.
          Other income. Other income for the year ended December 31, 2007 of $.2 million decreased $.6 million compared to 2006 as a result of a $.4 million decrease in interest income net of interest expense and a $.2 million increase in miscellaneous non-operating expenses.
          Income taxes. Income taxes from continuing operations for the year ended December 31, 2007 of $7.5 million were $2.1 million higher than the previous year. The effective tax rate in 2007 on income taxes from continuing operations was 35.2% compared to 31.2% in 2006. The 2007 effective tax rate is higher than the 34% statutory rate primarily as a result of a provision for a valuation allowance against foreign net operating loss carryforwards. The 2006 effective tax rate is lower than the 34% statutory rate primarily as a result of a reduction in the valuation related to foreign tax credit carryfowards.
          Income from continuing operations. As a result of the preceding items, income from continuing operations for the year ended December 31, 2007 was $13.8 million, or $2.54 per diluted share, compared to income from continuing operations of $11.8 million, or $2.09 per diluted share, for the same period in 2006 as summarized in the following table:

	Year ended December 31,
				Change
				due to
				currency		%
				conversion	Net	Net
thousands of dollars	2007	2006	Change	rate changes	change	change
Income from continuing operations
PLP-USA	$4,018	$3,920	$98	$—	$98	3%
Australia	1,736	1,389	347	181	166	12
Brazil	2,286	924	1,362	243	1,119	121
South Africa	1,185	1,319	(134)	(64)	(70)	(5)
Canada	1,811	1,693	118	59	59	3
Poland	(61)	—	(61)	—	(61)	NM
All Other	2,791	2,582	209	76	133	5

Consolidated	$13,766	$11,827	$1,939	$495	$1,444	12%

NM — not meaningful
          PLP-USA income from continuing operations of $4 million increased $.1 million compared to 2006 as a result of a $1.5 million increase in operating income partially offset by a $.3 million decrease in interest income, a $.3 million increase in other expense and a $.8 million increase in income taxes. Australia income from continuing operations of $1.7 million in 2007 increased $.3 million compared to 2006 due primarily to a $.4 million increase in operating income partially offset by a $.1 million increase in income taxes. Brazil income from continuing operations of $2.3 million increased $1.4 million compared to 2006 due to a $2 million increase in operating income partially offset by a $.1 million increase in interest expense and a $.5 million increase in income taxes. South Africa income from continuing operations of $1.2 million decreased $.1 million compared to 2006 primarily due to a $.2 million decrease in operating income partially offset by a $.1 million increase in interest income. Canada income from continuing operations of $1.8 million increased $.1 million from 2006 due primarily to a $.3 million increase in operating income partially offset by a $.1 million reduction in interest income and a $.1 million increase in income taxes. All Other income from continuing operations of $2.8 million increased $.2 million compared to 2006 primarily as a result of a $.8 million increase in operating income partially offset by a $.6 million increase in income taxes.

Working Capital, Liquidity and Capital Resources
          Cash decreased $2.7 million for the year ended December 31, 2008. Net cash provided by operating activities was $17.3 million. The major investing and financing uses of cash were capital expenditures of $10 million, business acquisitions of $3.8 million, dividends of $4.2 million, repurchases of common shares of $7.5 million, net debt repayments of $1.9 million offset by cash proceeds of $11.1 million from the sale of SMP, net of transaction expenses.
          Net cash provided by operating activities increased $2.4 million compared to 2007 primarily as a result of a $3 million increase in net income, an increase of non-cash items of $1.8 million offset by an increase in operating assets (net of operating liabilities) of $2.4 million. Non-cash items increased primarily due to a $.5 million change in deferred taxes, offset by an increase in depreciation of $1.1 million and an increase in inventory reserves of $1.2 million.
          Net cash used in investing activities of $2.4 million represents a decrease of $14.9 million when compared to cash used in investing activities in 2007. In May 2008, we sold SMP for $11.7 million, net of transaction expenses, with an after-tax gain of $.8 million and a holdback of $1.5 million held in escrow for a period of one year. Also in May 2008, we formed a joint venture with BlueSky Energy Pty Ltd for an initial cash payment of $.3 million. Additional payouts for acquisitions during 2008 consisted of $.8 million related to DPW and $2.8 million for Belos mostly due to earn out payments. In March 2007, we acquired all of the issued and outstanding shares of DPW for an initial payment of $2.6 million. In September 2007, we acquired 83.74% of the issued and outstanding shares of Belos for an initial payment of $6 million. Capital expenditures increased $.8 million in the year ended December 31, 2008 when compared to the same period in 2007 due mostly to a solar installation project at our Spain subsidiary, additional machinery investment at our Brazil and Poland subsidiaries and PLP-USA locations, and a new building added at our China subsidiary.
          Cash used in financing activities was $13.1 million compared to $4.6 million in 2007. This increase was primarily a result of common shares repurchased of $7.5 million and $1.3 million higher debt repayments in 2008 compared to 2007.
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
          Our financial position remains strong and our current ratio at December 31, 2008 was 3.2 to 1 compared to 2.9 to 1 at December 31, 2007. Our current ratio increased primarily due to increases in inventory and decreases in debt, trade payables and accrued expenses related to acquisitions. At December 31, 2008, our unused balance under our main credit facility was $20 million and our bank debt to equity percentage was 5%. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At December 31, 2008, we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash of $19.9 million, together with our untapped borrowing capacity, provides substantial financial resources. If we were to incur significant additional indebtedness, we expect to be able to meet liquidity needs under the credit facilities. We do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.
          The global economies are currently undergoing a period of economic uncertainty, and the related financial markets are experiencing unprecedented volatility. The current financial turmoil is adversely affecting the banking system and financial markets. The possibility that financial institutions may consolidate or fail has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency, and equity markets. Uncertainty about current global economic conditions poses a risk as customers may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, or lower demand for their products or services which could have a material negative effect on the demand for our products. If the future economic environment continues to be less favorable than it has been in recent years, we could experience difficulties in our ability to obtain the required capital to pursue possible acquisitions. In addition, there could be exposure related to the financial viability of certain third-party suppliers, some of which are our sole source for a particular supply item, and risk of potential customer bankruptcies and/or slower payments. The volatility in the financial markets will also affect the valuation of our pension assets and postretirement liabilities, resulting in potentially higher postretirement costs in future periods. Also, if the dollar continues to strengthen, there will be a negative impact on sales and income from continuing operations when the results of our foreign operations are converted to U.S dollars.
          Contractual obligations and other commercial commitments are summarized in the following tables:

	Payments Due by Period
		Less than 1			After 5
Contractual Obligations	Total	year	1-3 years	4-5 years	years
Thousands of dollars

Notes payable to bank (A)	$3,175	$3,175	$—	$—	$—
Long-term debt (B)	3,531	632	1,969	930	—
Capital leases	112	64	31	17	—
Operating leases	12,109	1,275	1,910	449	8,475
Purchase commitments	1,964	1,964	—	—	—
Pension contribution and other retirement plans (C)	1,300	1,300	—	—	—
Income taxes payable, non-current (D)	—	—	—	—	—

	Amount of Commitment Expiration by Period
		Less than 1			After 5
Other Commercial Commitments	Total	year	1-3 years	4-5 years	years
Thousands of dollars

Letters of credit	$8,972	$8,412	$501	$59	$—
Guarantees	312	257	55	—	—

(A)	Interest on short-term debt is included in the table at an interest rate of 5.18% in effect at December 31, 2008.

(B)	Interest on long-term debt is included in the table at interest rates from 3.0% to 7.11% based on the variable interest rates in effect at December 31, 2008.

(C)	Amount represents the expected contribution to the Company’s defined benefit pension plan in 2009. Future expected amounts have not been disclosed as such amounts are subject to change based on performance of the assets in the plan as well as the discount rate used to determine the obligation. At December 31, 2008, the Company’s unfunded contractual obligation was $11.3 million. The Company’s Supplemental Profit Sharing Plan accrued liability at December 31, 2008 was $1.3 million. Future expected amounts have not been disclosed as the Company is unable to estimate the years in which benefit payments may occur.

(D)	As of December 31, 2008, there were $1.2 million of tax liabilities, including interest, related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, the Company is unable to estimate the years in which cash settlement may occur with the respective tax authorities.
Critical Accounting Policies and Estimates
          Our discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

          Critical accounting policies are defined as those that are reflective of significant judgment and uncertainties, and potentially may result in materially different outcomes under different assumptions and conditions.
Sales Recognition
          We record sales when products are shipped and the title and risk of loss has passed to unaffiliated customers. Revenue related to shipping and handling costs billed-to customers are included in net sales and the related shipping and handling costs are included in cost of products sold.
Receivable Allowances
          Allowance for Doubtful Accounts
          We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2008, we recorded a provision for doubtful accounts of $.1 million. The allowance for doubtful accounts represents approximately 1% of our trade receivable at December 31, 2008 and 2% of our trade receivable at December 31, 2007.
          Reserve for credit memos
          We maintain an allowance for future sales credits related to sales recorded during the year. Our estimated allowance is based on historical sales credits issued in the subsequent year related to the prior year and any significant open return good authorizations as of the balance sheet date. Our allowance is updated on a quarterly basis. The reserve for out of period credits represents approximately 1% of our trade receivables at December 31, 2008 and 2007.
Excess and Obsolescence Reserves
          We provide excess and obsolescence reserves to state inventories at the lower of cost or estimated market value. We identify inventory items which have had no usage or are in excess of the usages over the historical 12 to 36 months. A management team with representatives from marketing, manufacturing, engineering and finance reviews these inventory items, determines the disposition of the inventory and assesses the estimated market value based on their knowledge of the product and market conditions. These conditions include, among other things, future demand for product, product utility, unique customer order patterns or unique raw material purchase patterns, changes in customer and quality issues. At December 31, 2008 and 2007, the allowance for excess and obsolete inventory was 5% and 6% of gross inventory. If the impact of market conditions worsens from those projected by management, additional inventory write-downs may be necessary.
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
          Our measurement date for our annual impairment test is January 1 of each year. We perform interim impairment tests if trigger events or changes in circumstances indicate the carrying amount may be impaired. There were no trigger events during 2008 and as such, only an annual impairment test was performed. During 2007 losses continued for our Thailand operation which presented an indicator that the goodwill may be impaired. The goodwill for the Thailand operation in the amount of $.2 million was impaired and written off as of January 1, 2007.
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
          FIN 48 requires subjectivity of judgments to identify outcomes and to assign probability in order to estimate the settlement amount. We provide estimates in order to determine settlement amounts. During the year ended December 31, 2008, we recognized a benefit of $.4 million of uncertain tax positions. At December 31, 2008, the total reserve for uncertain tax positions and related interest is $1.2 million.
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
Pensions
          We record plan assets, obligations and expenses related to pension benefit plans based on actuarial valuations, which include key assumptions on discount rates, expected returns on plan assets and compensation increases. These actuarial assumptions are reviewed annually and modified as appropriate. The effect of modifications is generally recorded or amortized over future periods. The discount rate of 5.75 % at December 31, 2008 reflects an analysis of yield curves as of the end of the year and the schedule of expected cash needs of the plan. The expected long-term return on plan assets of 8.0% reflects the plan’s historical returns and represents our best estimate of the likely future returns on the plan’s asset mix. We believe the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries. However, an increase in the discount rate would decrease the plan obligations and the net periodic benefit cost, while a decrease in the discount rate would increase the plan obligations and the net periodic benefit cost. In addition, an increase in the expected long-term return on plan assets would decrease the net periodic pension cost, while a decrease in expected long-term return on plan assets would increase the net periodic pension cost.
Recently Issued Accounting Pronouncements
          In December 2008, the Financial Accounting Standards Board (FASB) issued Financial Staff Position (FSP) Financial Accounting Standard 132R-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FAS 132R-1), which amends FASB Statement 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” Beginning in fiscal years ending after December 15, 2009, employers will be required to provide more transparency about the assets in their postretirement benefit plans, including defined benefit pension plans. FAS 132R-1 was issued in response to users’ concerns that employers’ financial statements do not provide adequate transparency about the types of assets and associated risks in employers’ postretirement plans. In current disclosures of the major categories of plan assets, many employers provide information about only four asset categories: equity, debt, real estate, and other investments. For many employers, the “other investment” category has increased to include a significant percentage of plan assets. Users indicate that such disclosure is not sufficiently specific to permit evaluation of the nature and risks of assets held as investments. FAS 132R-1’s amended disclosure requirements about plan assets are principles-based. The objectives of the disclosures are to provide users with an understanding of the following:
•	How investment decisions are made, including factors necessary to understanding investment policies and strategies

•	The major categories of plan assets

•	The inputs and valuation techniques used to measure the fair value of plan assets

•	The effect of fair value measurements using significant unobservable inputs (Level 3 measurements in Statement 157 on changes in plan assets for the period)

•	Significant concentrations of risk within plan assets
          The Company does not expect the adoption of this standard to have an impact on its financial position, results of operations, or cash flows.
          In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of this standard to have an impact on its financial position, results of operations, or cash flows.

          In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles. FSP 142-3 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires companies with derivative instruments to disclose information on how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a Company’s financial position, financial performance and cash flows.” SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because the Company does not currently use derivative instruments and hedging of foreign currencies is minimal, the Company does not expect this statement to have a material impact on our consolidated financial statements
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (SFAS 160). This standard amends ARB No. 51 to establish accounting and reporting for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), “Business Combinations.” This standard is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.
          In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions after that time.
          SFAS 160 and 141R will be applied prospectively to future business combinations entered into beginning in 2009. Certain provisions of SFAS 160 relating to presentation of noncontrolling interests in consolidated balance sheets and statements of consolidated income are required to be adopted retrospectively.
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
          The Company had one di minimus derivative instrument at our Poland subsidiary. The Company does not hold derivatives for trading purposes.
          The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $6 million at December 31, 2008. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.1 million for the year ended December 31, 2008.

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
We have audited the accompanying consolidated balance sheet of Preformed Line Products Company as of December 31, 2008, and the related statements of consolidated income, cash flows, and shareholders’ equity for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Preformed Line Products Company at December 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Preformed Line Products Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Cleveland, Ohio
March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Preformed Line Products Company
We have audited the accompanying consolidated balance sheet of Preformed Line Products Company and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended December 31, 2007 and 2006. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such 2007 and 2006 consolidated financial statements present fairly, in all material respects, the financial position of Preformed Line Products Company and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2007 and 2006 consolidated financial statement schedule, when considered in relation to the basic 2007 and 2006 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes N and K to the consolidated financial statements, the accompanying 2007 and 2006 financial statements and related disclosures have been retrospectively adjusted for discontinued operations and a change in the composition of reportable segments.
As discussed in Note F to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions with the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” effective January 1, 2007. Also as discussed in Note C to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans with the adoption of SFAS No. 158, “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans” effective December 31, 2006.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
April 4, 2008
(March 13, 2009 as to Notes N and K)

PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007
	(Thousands of dollars, except
	share and per share data)
ASSETS
Cash and cash equivalents	$19,869	$23,392
Accounts receivable, less allowances of $972 ($1,199 in 2007)	36,899	37,002
Inventories — net	48,412	43,788
Deferred income taxes	2,786	2,982
Prepaids and other	4,704	4,098
Current assets of discontinued operations	—	12,188

TOTAL CURRENT ASSETS	112,670	123,450

Property and equipment — net	55,940	58,506
Patents and other intangibles — net	3,858	5,637
Goodwill	5,520	3,928
Deferred income taxes	6,943	3,744
Other assets	5,944	8,601

TOTAL ASSETS	$190,875	$203,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$3,101	$4,076
Current portion of long-term debt	494	1,949
Trade accounts payable	14,632	15,178
Accrued compensation and amounts withheld from employees	6,606	6,995
Accrued expenses and other liabilities	4,574	6,829
Accrued profit-sharing and other benefits	3,687	3,577
Dividends payable	1,054	1,076
Income taxes payable	1,100	772
Current liabilities of discontinued operations	—	1,897

TOTAL CURRENT LIABILITIES	35,248	42,349
Long-term debt, less current portion	2,653	3,010
Unfunded pension obligation	11,303	2,787
Income taxes payable, noncurrent	1,405	1,837
Deferred income taxes	725	1,486
Other noncurrent liabilities	2,540	1,772
Minority interests	736	904

SHAREHOLDERS’ EQUITY
Common stock — $2 par value per share, 15,000,000 shares authorized, 5,223,830 and 5,380,956 issued and outstanding, net of 551,059 and 378,333 treasury shares at par, respectively	10,448	10,762
Paid in capital	3,704	2,720
Retained earnings	146,624	140,339
Accumulated other comprehensive loss	(24,511)	(4,100)

TOTAL SHAREHOLDERS’ EQUITY	136,265	149,721

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$190,875	$203,866

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME

	Year ended December 31
	2008	2007	2006
	(Thousands of dollars, except share and per share data)
Net sales	$269,742	$233,289	$196,910
Cost of products sold	182,475	155,388	132,185

GROSS PROFIT	87,267	77,901	64,725

Costs and expenses
Selling	23,555	22,623	19,134
General and administrative	30,014	26,416	22,200
Research and engineering	8,870	7,192	6,646
Other operating expenses — net	840	338	386
Goodwill impairment	—	199	—

	63,279	56,768	48,366

OPERATING INCOME	23,988	21,133	16,359

Other income (expense)
Interest income	846	1,088	1,456
Interest expense	(544)	(595)	(564)
Other income (expense)	470	(305)	(71)

	772	188	821

INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND DISCONTINUED OPERATIONS	24,760	21,321	17,180
Income taxes	7,718	7,501	5,353

INCOME BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS	17,042	13,820	11,827

Minority interests, net of tax	(288)	(54)	—

INCOME FROM CONTINUING OPERATIONS	16,754	13,766	11,827

Income from discontinued operations, net of tax	869	393	276

NET INCOME	$17,623	$14,159	$12,103

Income per share from continuing operations — basic	$3.17	$2.57	$2.11

Income per share from discontinued operations — basic	$0.17	$0.07	$0.05

Total net income per share — basic	$3.34	$2.64	$2.16

Income per share from continuing operations — diluted	$3.14	$2.54	$2.09

Income per share from discontinued operations — diluted	$0.16	$0.07	$0.05

Total net income per share — diluted	$3.30	$2.61	$2.14

Cash dividends declared per share	$0.80	$0.80	$0.80

Weighted-average number of shares outstanding — basic	5,279	5,372	5,611

Weighted-average number of shares outstanding — diluted	5,339	5,416	5,660

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year ended December 31
	2008	2007	2006
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$17,623	$14,159	$12,103
Less: income from discontinued operations	869	393	276

Income from continuing operations	16,754	13,766	11,827

Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	8,549	7,414	6,740
Provision for accounts receivable allowances	586	938	995
Provision for inventory reserves	1,161	22	1,917
Deferred income taxes	(845)	(326)	(905)
Share-based compensation expense	507	237	240
Excess tax benefits from share-based awards	(56)	(253)	—
Goodwill impairment	—	199	—
Net investment in life insurance	50	(18)	(95)
Minority interest	288	54	—
Other — net	(41)	69	(121)
Changes in operating assets and liabilities:
Accounts receivable	(4,603)	(4,871)	(3,903)
Inventories	(9,499)	(4,972)	(3,133)
Trade accounts payables and accrued liabilities	5,663	3,100	(414)
Income taxes payable	(2,251)	(551)	1,161
Other — net	1,048	114	(418)

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,311	14,922	13,891

INVESTING ACTIVITIES
Capital expenditures	(10,011)	(9,231)	(9,497)
Business acquisitions, net of cash acquired	(3,839)	(8,438)	—
Proceeds from the sale of discontinued operations	11,105	—	—
Proceeds from the sale of property and equipment	333	548	469
Payments on life insurance	—	(149)	(149)

NET CASH USED IN INVESTING ACTIVITIES	(2,412)	(17,270)	(9,177)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	(486)	(528)	2,300
Proceeds from the issuance of long-term debt	6,984	1,379	3,059
Payments of long-term debt	(8,363)	(1,456)	(3,986)
Dividends paid	(4,247)	(4,295)	(4,508)
Excess tax benefits from share-based awards	56	253	—
Proceeds from issuance of common shares	452	735	102
Purchase of common shares for treasury	(7,457)	(651)	(12,140)

NET CASH USED IN FINANCING ACTIVITIES	(13,061)	(4,563)	(15,173)

Effects of exchange rate changes on cash and cash equivalents	(4,551)	1,014	651

Net decrease in cash and cash equivalents	(2,713)	(5,897)	(9,808)
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS
Operating cash flows	958	(252)	866
Investing cash flows	(1,768)	(408)	(701)

NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS	(810)	(660)	165

Cash and cash equivalents at beginning of year	23,392	29,949	39,592

CASH AND CASH EQUIVALENTS AT END OF YEAR	$19,869	$23,392	$29,949

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

				Accumulated Other
				Comprehensive Income (Loss)
		Additional		Cumulative	Unrecognized
		Paid in	Retained	Translation	Pension Benefit
	Common Shares	Capital	Earnings	Adjustment	Cost	Total
	(In thousands, except share and per share data)
Balance at January 1, 2006	$11,470	$1,237	$135,653	$(13,925)	$(720)	$133,715

Net income			12,103			12,103
Foreign currency translation adjustment				3,167		3,167
Minimum pension liability — net of tax benefit of $441					720	720

Total comprehensive income						15,990
Cumulative effect adjustment to initially apply SFAS 158, net of tax benefit of $1,355					(2,326)	(2,326)
Share-based compensation		240				240
Purchase of 383,202 common shares	(766)		(11,374)			(12,140)
Issuance of 8,664 common shares	17	85				102
Cash dividends declared — $.80 per share			(4,433)			(4,433)

Balance at December 31, 2006	10,721	1,562	131,949	(10,758)	(2,326)	131,148

Net income			14,159			14,159
Foreign currency translation adjustment				7,910		7,910
Recognized net actuarial loss net of tax provision of $39					66	66
Gain on unfunded pension obligations net of tax provision of $597					1,008	1,008

Total comprehensive income						23,143
Cumulative effect adjustment to initially apply FIN 48			(845)			(845)
Share-based compensation		237				237
Excess tax benefits from stock based awards		253				253
Purchase of 13,022 common shares	(26)		(625)			(651)
Issuance of 33,719 common shares	67	668				735
Cash dividends declared — $.80 per share			(4,299)			(4,299)

Balance at December 31, 2007	10,762	2,720	140,339	(2,848)	(1,252)	149,721

Net income			17,623			17,623
Foreign currency translation adjustment				(15,419)		(15,419)
Recognized net actuarial loss net of tax provision of $23					39	39
Loss on unfunded pension obligations net of tax benefit of $2,942					(5,031)	(5,031)

Total comprehensive income						(2,788)
Share-based compensation		507	(18)			489
Excess tax benefits from stock based awards		56				56
Purchase of 172,726 common shares	(345)		(7,112)			(7,457)
Issuance of 15,600 common shares	31	421				452
Cash dividends declared — $.80 per share			(4,208)			(4,208)

Balance at December 31, 2008	$10,448	$3,704	$146,624	$(18,267)	$(6,244)	$136,265

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands of dollars, except share and per share data, unless specifically noted)
Note A — Significant Accounting Policies
Nature of Operations
          Preformed Line Products Company and subsidiaries (“the Company”) is a designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, data communication and other similar industries. The Company’s primary products support, protect, connect, terminate and secure cables and wires. The Company also provides solar hardware systems and mounting hardware for a variety of solar power applications. The Company’s customers include public and private energy utilities and communication companies, cable operators, financial institutions, governmental agencies, contractors and subcontractors, distributors and value-added resellers. The Company serves its worldwide markets through strategically located domestic and international manufacturing facilities.
Consolidation
          The consolidated financial statements include the accounts of the Company and its subsidiaries where ownership is greater than 50%. All intercompany accounts and transactions have been eliminated upon consolidation.
Minority Interests
     During 2008, the Company acquired an additional 8.3% of Belos SA (Belos), a Polish company, for a total ownership interest of 92.04% of the issued and outstanding shares of Belos. Additionally during 2008, the Company entered into a Joint Venture agreement to form a joint venture between the Company’s Australian subsidiary, Preformed Line Products Australia Pty Ltd and BlueSky Energy Pty Ltd. The Company includes Belos and the BlueSky joint venture accounts in its consolidated financial statements, and the minority shareholders’ interests in Belos and BlueSky income and net assets are reported in the Minority Interests lines of the Statements of Consolidated Income and the Consolidated Balance Sheets, respectively. (See Note M — Business Combinations for further details).
Cash and Cash Equivalents
          Cash equivalents are stated at fair value and consist of highly liquid investments with original maturities of three months or less at the time of acquisition.
Receivable Allowances
          The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowances for uncollectible accounts receivable is based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers. The Company also maintains an allowance for sales returns related to sales recorded during the year. The estimated allowance is based on historical sales returns in the subsequent year related to the prior year and any significant open return good authorizations as of the balance sheet date.
Inventories
          The Company uses the last-in, first-out (LIFO) method of determining cost for the majority of its material portion of inventories in PLP-USA. All other inventories are determined by the first-in, first-out (FIFO) or average cost methods. Inventories are carried at the lower of cost or market.

Fair Value of Financial Instruments
          Financial Accounting Standards Board Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosures of the fair value of financial insturments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At December 31, 2008, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the analysis performed, the carrying value of the Company’s long-term debt approximates fair value at December 31, 2008.
Property, Plant and Equipment and Depreciation
          Property, plant, and equipment is recorded at cost. Depreciation for the Company’s PLP-USA assets is computed using accelerated methods over the estimated useful lives, with the exception of personal computers, which are depreciated over three years using the straight-line method. Depreciation for the remaining domestic and international operation’s assets is computed using the straight-line method over the estimated useful lives. The estimated useful lives used, when purchased new, are: land improvements, ten years; buildings, forty years; and machinery and equipment, three to ten years. Appropriate reductions in estimated useful lives are made for property, plant and equipment purchased in connection with an acquisition of a business or in a used condition when purchased.
Long-Lived Assets
          The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying value of the assets might be impaired and the undiscounted future cash flows estimated to be generated by such assets are less than the carrying value. The Company’s cash flows are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is then reduced to fair value. The estimates of fair value represent the Company’s best estimate based on industry trends and reference to market rates and transactions. The Company did not record any impairments to long-lived assets during the year ended December 31, 2008.
Goodwill and Other Intangibles
          Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The Company’s measurement date for its annual impairment test is January 1 of each year. Patents and other intangible assets with finite lives represent primarily the value assigned to patents and land use rights acquired with purchased businesses. Patents and land use rights are amortized using the straight-line method over their useful lives. Customer relationship intangibles are amortized using accelerated basis over the period in which the economic benefits of the intangibles are consumed. Goodwill and other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may be impaired, or in the case of finite lived intangible assets, when the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses or a significant change in the use of an asset. Impairment charges are recognized pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The Company did not record any impairments for goodwill or other intangibles during the year ended December 31, 2008. During 2007 losses continued for our Thailand operation which presented an indicator that the goodwill may be impaired. The goodwill for the Thailand operation in the amount of $.2 million was impaired and written off as of January 1, 2007.
Sales Recognition
          Sales are recognized when products are shipped and the title and risk of loss has passed to unaffiliated customers. Revenue related to shipping and handling costs billed-to customers are included in net sales and the related shipping and handling costs are included in cost of products sold.

Research and Development
          Research and development costs for new products are expensed as incurred and totaled $2 million in 2008, $1.7 million in 2007 and $2.2 million in 2006.
Advertising
          Advertising costs are expensed as incurred.
Foreign Currency Translation
          Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the consolidated balance sheet. Revenues and expenses are translated at weighted average exchange rates in effect during the period. Transaction gains and losses arising from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income and expense as incurred. The translation adjustments are recorded in accumulated other comprehensive income (loss). Upon sale or substantially complete liquidation of an investment in a foreign entity, the cumulative translation adjustment for that entity is reclassified from accumulated other comprehensive income (loss) to earnings.
Use of Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Derivative Financial Instruments
          The Company had one di minimus derivative instrument at its Poland subsidiary. The Company does not hold derivatives for trading purposes.
Reclassifications
          Certain prior year amounts have been reclassified to conform to current year presentation. The Company’s consolidated financial statements were impacted by the divestiture of Superior Modular Products (SMP) on May 30, 2008. The net assets and operating results of SMP are reported in the Consolidated Balance Sheets and the Statements of Consolidated Income, and Statements of Consolidated Cash Flows as Discontinued Operations for all periods presented. See Note N — Discontinued Operations for further details.
Recently Issued Accounting Pronouncements
          In December 2008, the Financial Accounting Standards Board (FASB) issued Financial Staff Position (FSP) Financial Accounting Standard 132R-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FAS 132R-1), which amends FASB Statement 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” Beginning in fiscal years ending after December 15, 2009, employers will be required to provide more transparency about the assets in their postretirement benefit plans, including defined benefit pension plans. FAS 132R-1 was issued in response to users’ concerns that employers’ financial statements do not provide adequate transparency about the types of assets and associated risks in employers’ postretirement plans. In current disclosures of the major categories of plan assets, many employers provide information about only four asset categories: equity, debt, real estate, and other investments. For many employers, the “other investment” category has increased to include a significant percentage of plan assets. Users indicate that such disclosure is not sufficiently specific to permit evaluation of the nature and risks of assets held as investments. FAS 132R-1’s amended disclosure requirements about plan assets are principles-based. The objectives of the disclosures are to provide users with an understanding of the following:

•	How investment decisions are made, including factors necessary to understanding investment policies and strategies

•	The major categories of plan assets

•	The inputs and valuation techniques used to measure the fair value of plan assets

•	The effect of fair value measurements using significant unobservable inputs (Level 3 measurements in Statement 157 on changes in plan assets for the period)

•	Significant concentrations of risk within plan assets
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
          In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles. FSP 142-3 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires companies with derivative instruments to disclose information on how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a Company’s financial position, financial performance and cash flows.” SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because the Company does not currently use derivative instruments and hedging of foreign currencies is minimal, the Company does not expect this statement to have a material impact on our consolidated financial statements
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (SFAS 160). This standard amends ARB No. 51 to establish accounting and reporting for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), “Business Combinations.” This standard is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.
          In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions after that time.
          SFAS 160 and 141R will be applied prospectively to future business combinations entered into beginning in 2009. Certain provisions of SFAS 160 relating to presentation of noncontrolling interests in consolidated balance sheets and statements of consolidated income are required to be adopted retrospectively.
Note B — Other Financial Statement Information
Inventories — net

	December 31
	2008	2007

Finished products	$21,829	$20,417
Work-in-process	2,382	2,363
Raw materials	32,231	29,860

	56,442	52,640
Excess of current cost over LIFO cost	(5,122)	(3,733)
Noncurrent portion of inventory	(2,908)	(5,119)

	$48,412	$43,788

          Costs for inventories of certain material are determined using the LIFO method and totaled approximately $21.7 million and $18.6 million at December 31, 2008 and 2007, respectively.
           During the first quarter of 2008, management determined the $.5 million of its current inventory balance should have been classified as noncurrent at December 31, 2007. In addition to this reclassification from current to noncurrent, management also identified and corrected the classification of certain inventory balances between the categories of inventory at December 31, 2007. Although management determined that these adjustments were not material, quantitatively or qualitatively, to the consolidated balance sheet at December 31, 2007, the reclassifications are included in the above table. Noncurrent inventory is included in other assets on the consolidated balance sheets.
Property and equipment — net
          Major classes of property, plant and equipment are as follows:

	December 31
	2008	2007

Land and improvements	$5,490	$6,223
Buildings and improvements	47,048	44,537
Machinery and equipment	91,097	91,376
Construction in progress	2,133	6,053

	145,768	148,189
Less accumulated depreciation	89,828	89,683

	$55,940	$58,506

          Depreciation of property and equipment was $8 million in 2008, $6.9 million in 2007 and $6.3 million in 2006. Machinery and equipment includes $.7 million and $1 million of capital leases at December 31, 2008 and 2007, respectively.
Legal proceedings
          From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.
Note C — Pension Plans
          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. This standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This standard also requires disclosure in the notes to financial statements, additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The requirement to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures was effective for an employer with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.
          As a result of adopting SFAS 158, the Company was required to recognize the underfunded status of its PLP-USA defined benefit pension plan as a liability. The adjustment required the Company to recognize the pension liability on adoption of this statement and resulted in a reduction of accumulated other comprehensive income for an unrecognized net loss of $3.7 million pre-tax, or $2.3 million net of tax at December 31, 2006. As of December 31, 2007, $2 million pre-tax or $1.3 million after-tax is included in accumulated other comprehensive income for unrecognized net losses.
          PLP-USA hourly employees of the Company who meet specific requirements as to age and service are covered by a defined benefit pension plan. The Company uses a December 31 measurement date for its plan.
          Net periodic pension cost for PLP-USA’s pension plan consists of the following components for the years ended December 31:

	2008	2007	2006

Service cost	$704	$708	$793
Interest cost	1,063	938	901
Expected return on plan assets	(998)	(938)	(872)
Recognized net actuarial loss	63	105	214

Net periodic pension cost	$832	$813	$1,036

          The following tables set forth benefit obligations, plan assets and the accrued benefit cost of PLP-USA’s pension plan at December 31:

	2008	2007

Projected benefit obligation at beginning of the year	$15,952	$16,410
Service cost	704	708
Interest cost	1,063	938
Actuarial loss (gain)	3,241	(1,718)
Benefits paid	(409)	(386)

Projected benefit obligation at end of year	$20,551	$15,952

Fair value of plan assets at beginning of the year	$13,165	$12,428
Actual (loss) return on plan assets	(3,735)	845
Employer contributions	227	278
Benefits paid	(409)	(386)

Fair value of plan assets at end of the year	$9,248	$13,165

Unfunded pension obligation	$(11,303)	$(2,787)

          In accordance with SFAS 158, the Company recognizes the underfunded status of its PLP-USA pension plan as a liability. The amount recognized in accumulated other comprehensive loss related to PLP-USA’s pension plan at December 31 is comprised of the following:

	2008	2007
Balance at January 1	$(1,233)	$(2,326)

Reclassification adjustments:
Pretax amortized net actuarial loss	62	105
Tax provision	(23)	(39)

	39	66

Adjustment to recognize (loss) gain on unfunded pension obligations:
Pretax (loss) gain on plan assets	(7,973)	1,625
Tax (provision) benefit	2,942	(598)

	(5,031)	1,027

Balance at December 31	$(6,225)	$(1,233)

          The estimated net loss for the PLP-USA pension plan that will be amortized from accumulated other comprehensive income into periodic benefit cost for 2009 is $.5 million. There is no prior service cost to be amortized in the future.
          The PLP-USA pension plan had accumulated benefit obligations in excess of plan assets as follows:

	2008	2007

Accumulated benefit obligation	$16,101	$12,837
Fair market value of assets	9,248	13,165
          Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2008	2007
Discount rate	5.75%	6.50%
Rate of compensation increase	3.50	3.50
          Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	2008	2007	2006
Discount rate	6.50%	6.00%	5.75%
Rate of compensation increase	3.50	3.50	3.50
Expected long-term return on plan assets	8.00	8.00	8.00
          The net periodic pension cost for 2008 was based on a long-term asset rate of return of 8.0%. This rate is based upon management’s estimate of future long-term rates of return on similar assets and is consistent with historical returns on such assets.
          The Company’s pension plan weighted-average asset allocations at December 31, 2008 and 2007, by asset category, are as follows:

	Plan assets
	at December 31
Asset category	2008	2007

Equity securities	58%	66%
Debt securities	40	31
Cash and equivalents	2	3

	100%	100%

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
          The Company’s policy is to fund amounts deductible for federal income tax purposes. The Company expects to contribute $1.3 million to its pension plan in 2009.
          The benefits expected to be paid out of the plan assets in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years are as follows:

Year	Pension Benefits

2009	$453
2010	480
2011	516
2012	569
2013	639
2014-2018	4,436
          The Company also provides retirement benefits through various defined contribution plans including PLP-USA’s Profit Sharing Plan. Expense for defined contribution plans was $3.6 million in 2008, $3.5 million in 2007, and $3.6 million in 2006.
          Further, the Company also provides retirement benefits through the Supplemental Profit Sharing Plan. To the extent an employee’s award under PLP-USA’s Profit Sharing Plan exceeds the maximum allowable contribution permitted under existing tax laws, the excess is accrued for (but not funded) under a non-qualified Supplemental Profit Sharing Plan. The return under this Supplemental Profit Sharing Plan is calculated at a weighted average of the one year Treasury Bill rate plus 1%. At December 31, 2008 and 2007, the interest rate for the Supplemental Profit Sharing Plan was 4.34% and 5.99%, respectively. Expense for the Supplemental Profit Sharing Plan was $.4 million for 2008, $.2 million for 2007 and $.1 million for 2006. The Supplemental Profit Sharing Plan unfunded status as of December 31, 2008 and 2007 was $1.3 million and $.9 million. The Supplemental Profit Sharing Plan is noncurrent and is included in Other noncurrent liabilities.

Note D — Debt and Credit Arrangements

	December 31
	2008	2007

Short-term debt
Secured Notes
Thailand Baht denominated (Baht106,400) at 5.18% in 2008 (4.50% in 2007)	$3,101	$3,826
USD denominated at 8.00%	—	250
Current portion of long-term debt	494	1,949

Total short-term debt	3,595	6,025

Long-term debt
Australian dollar denominated term loans (A$1,667), at 5.83% to 7.11% (5.83% to 6.54% in 2007), due 2009 and 2013, secured by land and building	1,152	3,127
Chinese Rmb denominated term loan (RMB10,000) at 6.48% due 2012, secured by letter of credit	1,467	1,371
Thailand Baht denominated capital loan (Baht1,055) at 3.75% to 3.95% due 2010, secured by capital equipment	9	19
Australian dollar denominated capital loan (A$405) at 6.80% (6.80% in 2007), due 2009, secured by capital equipment	33	204
Polish Zloty denominated loans (PLN834) at 3.00% to 6.31% (3.00 to 6.47% in 2007) due 2011, secured by building, capital equipment and commercial note	284	238
Polish Zloty denominated loans (PLN593) at 6.31% due 2011, secured by corporate guarantee	202	—

Total long-term debt	3,147	4,959
Less current portion	(494)	(1,949)

Total long-term debt, less current portion	2,653	3,010

Total debt	$6,248	$9,035

          A PLP-USA revolving credit agreement makes $20 million available to the Company at an interest rate of money market plus .875%. At December 31, 2008, the interest rate on the revolving credit agreement was 1.26%. There was no debt outstanding at December 31, 2008 under the revolving credit agreement. The Company paid less than $.1 million in commitment fees on the revolving credit agreement during 2008. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At December 31, 2008, the Company was in compliance with these covenants.
          Aggregate maturities of long-term debt during the next five years are as follows: $.5 million for 2009, $.4 million for 2010, $.7 million for 2011, $.9 million for 2012, and $.6 million for 2013.
          Interest paid was $.5 million in 2008, $.6 million in 2007 and $.5 million in 2006.
Note E — Leases
          The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment, office equipment and computer equipment. Rental expense was $1.6 million in 2008, $1.5 million in 2007 and $1.3 million in 2006. Future minimum rental commitments having non-cancelable terms exceeding one year are $1.3 million in 2009, $1.1 million in 2010, $.9 million in 2011, $.3 million in 2012, $.1 million in 2012, and an aggregate $8.5 million thereafter. One such lease is for the Company’s aircraft with a lease commitment through April 2012. Under the terms of the lease, the Company maintains the risk to make up a deficiency from market value attributable to damage, extraordinary wear and tear, excess air hours or exceeding maintenance overhaul schedules required by the Federal Aviation Administration. At the present time, the Company does not believe it has incurred any obligation for any contingent rent under the lease.

          The Company has commitments under capital leases for equipment and vehicles. Amounts recognized as capital lease obligations are reported in accrued expense and other liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. Future minimum rental commitments for capital leases are less than $.1 million annually in 2009 through 2013. The imputed interest for the capital leases is less than $.1 million. Leased property and equipment under capital leases are amortized using the straight-line method over the term of the lease. Routine maintenance, repairs, and replacements are charged to operations.
Note F — Income Taxes
          Income before income taxes, minority interests and discontinued operations was derived from the following sources:

	2008	2007	2006

United States	$8,311	$6,627	$5,371
Foreign	16,449	14,694	11,809

	$24,760	$21,321	$17,180

          The components of income tax expense for the years ended December 31 are as follows:

	2008	2007	2006

Continuing operations	$7,718	$7,501	$5,353
Discontinued operations	67	255	185

	$7,785	$7,756	$5,538

     The components of income tax expense attributable to income from continuing operations for the years ended December 31 are as follows:

	2008	2007	2006
Current / Noncurrent
Federal	$2,473	$2,665	$1,445
Foreign	5,679	4,787	4,592
State and local	411	375	221

	8,563	7,827	6,258

Deferred
Federal	(380)	(785)	(513)
Foreign	(494)	569	(365)
State and local	29	(110)	(27)

	(845)	(326)	(905)

	$7,718	$7,501	$5,353

          The differences between the provision for income taxes from continuing operations at the U.S. statutory rate and the tax shown in the Statements of Consolidated Income for the years ended December 31 are summarized as follows:

	2008	2007	2006
Statutory Federal Tax Rate	34%	34%	34%

Federal tax at statutory rate	$8,419	$7,249	$5,841
State and local taxes, net of federal benefit	233	185	164
Non-deductible expenses	269	99	43
Foreign earnings and related tax credits	40	77	47
Non-U.S. tax rate variances	(992)	(340)	(132)
Valuation allowance	140	265	(489)
Tax credits	(65)	(137)	(168)
Other, net	(326)	103	47

	$7,718	$7,501	$5,353

          Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying value for financial statement purposes. The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2008	2007
Deferred tax assets:
Accrued compensation and benefits	$973	$1,115
Inventory valuation reserves	1,355	1,367
Allowance for doubtful accounts	50	176
Benefit plan reserves	4,828	1,077
Foreign tax credits	4,193	3,988
Capital tax loss carryforwards	2,152	—
NOL carryforwards	547	332
Other accrued expenses	1,607	1,615
Undistributed foreign earnings	—	1
Unrecognized tax benefits	119	173

Gross deferred tax assets	15,824	9,844
Valuation allowance	(4,152)	(1,860)

Net deferred tax assets	11,672	7,984

Deferred tax liabilities:
Depreciation and other basis differences	(2,079)	(1,730)
Undistributed foreign earnings	(39)	—
Inventory	(31)	(83)
Prepaid expenses	(70)	(67)
Intangibles	(401)	(845)
Other	(48)	(19)

Deferred tax liabilities	(2,668)	(2,744)

Net deferred tax assets	$9,004	$5,240

	2008	2007
Change in net deferred tax assets:
Deferred income tax benefit	$845	$326
Items of other comprehensive income (loss)	2,919	(636)
Unrecognized tax benefits at implementation	—	134
Deferred tax balances of acquired companies	—	(1,023)

Total change in net deferred tax assets	$3,764	$(1,199)

          Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards.
          At December 31, 2008, the Company had in total $6.9 million of gross deferred tax assets related to the tax deductiblity of carryfowards: $4.2 million of foreign tax credit carryforwards that will expire in years 2013 and 2014, $2.2 million of capital loss carryfowards that will expire in 2013 and $.5 million of net operating loss carryfowards that will expire between the years 2009 and 2013. The Company has established a valuation allowance of $4.2 million at December 31, 2008 to record its gross deferred tax assets at an amount that is more likely than not to be realized. The valuation allowance was recorded for $1.5 million of foreign tax credits carryfowards, $2.2 million of capital losses carryfowards and $.5 million of net operating loss carryforwards that may expire before being realized. The net increase in the valuation allowance was $2.3 million in 2008 primarily due to the valuation allowance recorded for the capital loss from the sale of SMP, a wholly owned domestic subsidiary. In 2007, the net increase in the valuation allowance was $.3 million due to the valuation allowance recorded for the expiration of net foreign operating loss carryfowards.
          As of December 31, 2008, the Company has established a deferred tax liability of less than $.1 million associated with its plans to repatriate approximately $5.5 million of its undistributed foreign earnings. Upon repatriation, the associated U.S. income taxes will be fully offset by foreign tax credit carryforwards. The Company has not provided for U.S. income taxes or foreign witholding taxes on the remaining undistributed earnings of its foreign subsidiaries, which are considered to be permanently reinvested. The amount of such earnings is approximately $77.5 million at December 31, 2008. These earnings would be taxable upon the sale or liquidation of these foreign subsidiaries, or upon the remittance of dividends. While the measurement of the unrecognized U.S. income taxes with respect to these earnings is not practicable, foreign tax credits would be available to offset some or all of any portion of such earnings that are remitted as dividends.
          Income taxes paid, net of refunds, were approximately $7.7 million in 2008, $8.1 million in 2007 and $5.2 million in 2006.
          The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.
          The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FASB Financial Interpretation No. 48, the Company recognized approximately a $.8 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction in retained earnings. The total amount of unrecognized tax benefits including the accrual for interest as of the date of adoption was approximately $1.8 million, all of which would affect the effective tax rate if recognized.

     The changes in unrecognized tax benefits for the years ended December 31 are as follows:

	2008	2007
Balance at January 1	$1,585	$1,819
Additions for tax positions of current year	161	224
Additions for tax positions of prior years	290	—
Reductions for tax positions of prior years	(282)	(121)
Expiration of statutes of limitations	(578)	(337)

Balance at December 31	$1,176	$1,585

          Accrued interest is not included in the above unrecognized tax balances at December 31, 2008 and 2007. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2008 and 2007, the Company recognized less than $.1 million in interest, net of the amount lapsed through expiring statutes. The Company had approximately $.2 million for the payment of interest accrued at December 31, 2008 and 2007. No penalties have been accrued for unrecognized tax positions. If recognized, the entire balance of unrecognized tax benefits would affect the tax rate. The Company may decrease its unrecognized tax benefits by approximately $.6 million within the next twelve months due to the expiration of statutes of limitations.
Note G — Share-Based Compensation
The 1999 Stock Option Plan
          The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At December 31, 2008 there were 9,000 shares remaining available for issuance under the Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.
          Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires the Company to recognize compensation expense for share-based payment awards measured at fair value. The Company adopted the modified-prospective-transition method and accordingly has not restated amounts in prior periods. The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero, as the forfeitures that occurred during 2008 were related to the discontinued operations and are not representative of forfeitures for outstanding stock options.
          There were 13,000 options granted for the year ended December 31, 2008. There were 20,000 options granted during the year ended December 31, 2007. There were no options granted during the year ended December 31, 2006. The fair values for the stock options granted in 2008 and 2007 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007
Risk-free interest rate	4.2%	4.3%
Dividend yield	2.8%	2.9%
Expected life (years)	6	6
Expected volatility	34.4%	37.9%
          Activity in the Company’s plan for the year ended December 31, 2008 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value
Outstanding at January 1, 2008	110,942	$25.25
Granted	13,000	$51.62
Exercised	(15,600)	$28.96
Forfeited	(1,250)	$32.24

Outstanding (vested and expected to vest) at December 31, 2008	107,092	$27.83	5.2	$2,023

Exercisable at December 31, 2008	86,592	$23.59	4.2	$1,944

          The weighted-average grant-date fair value of options granted during 2008 and 2007 was $15.52 and $11.93, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007, and 2006 was $.4 million, $.9 million, and $.2 million, respectively. Cash received for the exercise of stock options during 2008 and 2007 was $.5 million and $.7 million, respectively.
          For the years ended December 31, 2008, 2007 and 2006, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by $.2 million in each year. The total compensation cost related to nonvested awards not yet recognized at December 31, 2008 is expected to be a combined total of $.2 million over a weighted-average period of 2.2 years.
          The excess tax benefits from stock based awards for the year ended December 31, 2008 of $.1 million, as reported on the consolidated statements of cash flows in financing activities, represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.
Long Term Incentive Plan of 2008
          The Company’s Shareholders approved the Preformed Line Products Company Long Term Incentive Plan of 2008 at the 2008 Annual Meeting of Shareholders on April 28, 2008. Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP Plan”), certain employees, officers, and directors will be eligible to receive awards of options and restricted shares. The purpose of this LTIP Plan is to give the Company and its subsidiaries a competitive advantage in attracting, retaining, and motivating officers, employees, and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. The total number of Company common shares reserved for awards under the LTIP Plan is 400,000. Of the 400,000 common shares, 300,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options. The LTIP Plan expires on April 17, 2018.
          On August 21, 2008, there were 43,637 restricted share awards granted under the LTIP Plan to the Company’s CEO and six other executive officers. Of the 43,637 restricted shares granted, 4,273 were time-based awards and 39,364 were performance-based awards. For all of the participants except the CEO, a portion of the restricted share award is subject to time-based cliff vesting and a portion is subject to vesting based upon the Company’s performance over a three year period. All of the CEO’s restricted shares are subject to vesting based upon the Company’s performance over a three year period.
          The restricted shares are offered at no cost to the employees; however, the participant must remain employed with the Company until the restrictions on the restricted shares lapse. The fair value of restricted share award is based on the market price of a common share on the grant date, which on August 21, 2008 was $54.24. The Company currently estimates that no awards will be forfeited. For time-based restricted shares the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying statement of consolidated income. Compensation expense related to the time-based restricted shares for the year ended December 31, 2008 was di minimus. In 2008 dividends were reinvested in additional restricted shares, and held subject to the same vesting requirements as the underlying restricted shares. Dividends declared in 2009 and thereafter will be accrued in cash dividends.
          Time-based restricted share compensation expense will be recognized over a three-year period commencing September 1, 2008 and ending August 31, 2011. As of December 31, 2008, there was $.2 million of total unrecognized compensation cost related to time-based restricted share awards that is expected to be recognized over the following 32 months.
          For the performance-based awards, the number of restricted shares in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and sales growth over a three-year performance period from January 1, 2008 and ending December 31, 2010. Depending on the extent to which the performance criterion are satisfied under the LTIP Plan, the participants are eligible to earn common shares over the vesting period. The maximum potential performance-based compensation expense is $2.1 million over the performance period. Under the LTIP Plan, the performance-based awards measurement period began on January 1, 2008 and the vesting ends December 31, 2010. Performance-based compensation expense for the year ended December 31, 2008 was $.3 million. As of December 31, 2008, the remaining performance-based restricted share awards compensation expense is expected to be recognized over a period of two years. In the event of a Change in Control, vesting of the restricted shares will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a maximum potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.
          To satisfy the vesting of its restricted share awards, the Company has reserved new shares from its authorized but unissued shares. Any additional granted awards will also be issued from the Company’s authorized but unissued shares. Under the LTIP Plan there are 356,363 common shares currently available for additional grants.
Note H — Computation of Earnings Per Share
          Basic earnings per share were computed by dividing net income by the weighted-average number of shares of common stock outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented.

          The calculation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Numerator
Income from continuing operations	$16,754	$13,766	$11,827
Income from discontinued operations	869	393	276

Net income	$17,623	$14,159	$12,103

Denominator
Determination of shares
Weighted-average common shares outstanding	5,279	5,372	5,611
Dilutive effect — stock-based awards	60	44	49

Diluted weighted-average common shares outstanding	5,339	5,416	5,660

Earnings per common share
Basic
Income from continuing operations	$3.17	$2.57	$2.11

Income from discontinued operations	$0.17	$0.07	$0.05

Total net income	$3.34	$2.64	$2.16

Diluted
Income from continuing operations	$3.14	$2.54	$2.09

Income from discontinued operations	$0.16	$0.07	$0.05

Total net income	$3.30	$2.61	$2.14

          For the years ended December 31, 2008, 2007 and 2006, 13,000, zero, and 18,000 of stock options were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price plus any unearned compensation on unvested options, and as such they are anti-dilutive.
Note I — Goodwill and Other Intangibles
          The Company’s finite and indefinite-lived intangible assets consist of the following:

	December 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets
Patents	$4,807	$(2,901)	$4,812	$(2,585)
Land use rights	1,350	(32)	1,259	(8)
Customer relationships	1,003	(369)	985	(154)

	$7,160	$(3,302)	$7,056	$(2,747)

Indefinite-lived intangible assets
Trademarks	$—		$1,328
Goodwill	5,520		3,928

	$5,520		$5,256

          The Company performs its annual impairment test for goodwill pursuant to SFAS 142 as of January 1 of each year. No adjustment to the carrying value of goodwill was required during 2008. During 2007, losses continued for our Thailand operation which presented an indicator that the goodwill may be impaired. The goodwill for the Thailand operation in the amount of $.2 million was determined to be impaired and was written off as of December 31, 2007. The aggregate amortization expense for other intangibles with finite lives, ranging from 7 to 82 years, was $.6 million for the year ended December 31, 2008, $.5 million for the year ended December 31, 2007, and $.3 million for the year ended December 31, 2006. Amortization expense is estimated to be $.5 million annually for 2009 and 2010, and $.4 million annually for 2011, 2012 and 2013.
          The Company’s only intangible asset with an indefinite life is goodwill. The $2.3 million increase to goodwill in 2008 is related to the acquisition of Direct Power and Water Corporation (DPW) in the amount of $.5 million, the joint venture formed between the Company’s Australian subsidiary and BlueSky Energy Pty Ltd in the amount of $.5 million and $1.4 million related to the acquisition of Belos SA (Belos) (see Note L - Business Combinations for further details).
          The changes in the carrying amount of goodwill by segment for the years ended December 31, 2008 and 2007, is as follows:

	Australia	South Africa	Poland	All Other	Total

Balance at January 1, 2007	$1,600	$55	$—	$511	$2,166
Impairment	—	—	—	(199)	(199)
Additions	—	—	—	1,723	1,723
Curency translation	182	2	—	54	238

Balance at December 31, 2007	1,782	57	—	2,089	3,928

Additions	462	—	1,370	489	2,321
Curency translation	(509)	(16)	(230)	26	(729)

Balance at December 31, 2008	$1,735	$41	$1,140	$2,604	$5,520

Note J — Fair Value of Financial Assets and Liabilities
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard does not require new fair value measurements; however, the application of this standard may change current practice for an entity. This standard was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal periods. This standard enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The standard requires that assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories: Level 1: Quoted market prices in active markets for identical assets or liabilities; Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data; or Level 3: Unobservable inputs that are not corroborated by market data.
          In February 2008, the FASB issued FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1). This FSP 157-1 amends SFAS No. 157, Fair Value Measurements, to exclude FASB Statement No. 13, “Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement 13.” This FSP was effective upon the initial adoption of SFAS No. 157.
          In February 2008, the FASB issued FASB Staff Position No. 157-2 , “Effective Date of FASB Statement No. 157” (FSP 157-2), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment to FAS No. 115” (SFAS 159). The Company adopted FSP 157-2 as of January 1, 2008 as it relates to financial assets and financial liabilities and its adoption did not have an impact on its consolidated financial statements. The Company does not expect the adoption of SFAS 157, as it relates to nonfinancial assets and liabilities to have an impact on its financial position, results of operations, or cash flows.
          In October 2008, the FASB issued FSP 157-3, “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s consolidated financial position and results of operations.
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
Note K — Segment Information
          The Company designs, manufactures and sells hardware employed in the construction and maintenance of telecommunication, energy and other utility networks, data communication products and mounting hardware for solar power applications. Principal products include cable anchoring and control hardware, splice enclosures which are sold primarily to customers in North and South America, Europe, South Africa and Asia Pacific.
          During the second quarter of 2008, the Company sold its SMP segment. Therefore the Company has reevaluated its reportable segments. The Company has seven reportable segments. The segments have been determined based on results of operations as reported by location. The reportable segments are PLP-USA, Australia, Brazil, South Africa, Canada, Poland and All Other. The PLP-USA segment is comprised of the U.S. operations supporting primarily the Company’s domestic energy and telecommunications products. The Australia segment is comprised of the Company’s operation in Australia supporting the Company’s energy, telecommunications, data communication and solar products. The Brazil and South Africa segments are comprised of the manufacturing and sales operations from those locations which meet at least one of the criteria of a reportable segment. Our final two segments are Canada and Poland, which are comprised of manufacturing and sales operations from those locations and have been included as segments to comply with reporting segments for 75% of consolidated sales. Our remaining operations are included in the All Other segment as none of these operations meet the criteria for a reportable segment and individually represent less than 10% of each of the Company’s combined net sales, consolidated net income, and consolidated assets.
          The accounting policies of the operating segments are the same as those described in Note A in the Notes To Consolidated Financial Statements. The Company evaluates performance based on net income. No single customer accounts for more than ten percent of the Company’s consolidated revenues. It is not practical to present revenues by product line. U.S. net sales for the years ended December 31, 2008, 2007 and 2006 were $123.8 million, $110 million and $91.4 million, respectively. U.S. long lived assets as of December 31, 2008 and 2007 were $23.1 million and $23.6 million, respectively.
          The following table presents a summary of the Company’s reportable segments for the years ended December 31, 2008, 2007 and 2006. Current year and prior year amounts have been restated to reflect the seven reportable segments. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profits in inventory.

	Year ended December 31
	2008	2007	2006
Net sales
PLP-USA	$111,721	$103,173	$91,412
Australia	27,244	29,855	25,867
Brazil	30,279	26,236	20,990
South Africa	9,535	8,049	8,244
Canada	9,952	10,620	9,824
Poland	20,602	5,202	—
All Other	60,409	50,154	40,573

Total net sales	$269,742	$233,289	$196,910

Intersegment sales
PLP-USA	$7,668	$5,424	$5,196
Australia	62	137	288
Brazil	1,828	1,977	1,126
South Africa	854	888	417
Canada	422	117	355
Poland	411	34	—
All Other	10,645	9,849	5,777

Total intersegment sales	$21,890	$18,426	$13,159

Interest income
PLP-USA	$115	$551	$889
Australia	109	21	18
Brazil	79	106	215
South Africa	129	91	51
Canada	101	95	172
Poland	17	13	—
All Other	296	211	111

Total interest income	$846	$1,088	$1,456

Interest expense
PLP-USA	$(39)	$(38)	$(31)
Australia	(159)	(234)	(311)
Brazil	(28)	(21)	(5)
South Africa	(1)	—	(9)
Canada	—	—	—
Poland	(70)	(25)	—
All Other	(247)	(277)	(208)

Total interest expense	$(544)	$(595)	$(564)

	Year ended December 31
	2008	2007	2006
Income taxes
PLP-USA	$2,577	$2,268	$1,451
Australia	258	825	673
Brazil	862	1,112	576
South Africa	777	542	546
Canada	747	991	901
Poland	554	(31)	—
All Other	1,943	1,794	1,206

Total income taxes	$7,718	$7,501	$5,353

Income from continuing operations
PLP-USA	$4,877	$4,018	$3,920
Australia	501	1,736	1,389
Brazil	1,336	2,286	924
South Africa	1,980	1,185	1,319
Canada	1,537	1,811	1,693
Poland	1,726	(61)	—
All Other	4,797	2,791	2,582

Total income from continuing operations	$16,754	$13,766	$11,827

Income from discontinued operations, net of tax	869	393	276

Net income	$17,623	$14,159	$12,103

	As of December 31
	2008	2007	2006
Expenditure for long-lived assets
PLP-USA	$3,472	$4,589	$4,974
Australia	267	693	1,140
Brazil	1,672	470	311
South Africa	389	141	102
Canada	137	74	1
Poland	833	649	—
All Other	3,241	2,615	2,969

Total expenditures for long-lived assets	$10,011	$9,231	$9,497

Depreciation and amortization
PLP-USA	$4,399	$4,558	$4,141
Australia	772	749	759
Brazil	638	169	565
South Africa	111	117	72
Canada	89	93	123
Poland	972	286	—
All Other	1,568	1,442	1,080

Total depreciation and amortization	$8,549	$7,414	$6,740

	As of December 31
	2008	2007
Identifiable assets
PLP-USA	$72,641	$70,535
Australia	19,438	25,122
Brazil	16,087	18,022
South Africa	5,569	4,901
Canada	8,545	8,672
Poland	13,920	13,238
All Other	54,675	51,188
Discontinued operations	—	12,188

Total identifiable assets	$190,875	$203,866

Long-lived assets
PLP-USA	$22,465	$23,202
Australia	7,332	9,864
Brazil	3,355	3,540
South Africa	637	548
Canada	1,627	1,974
Poland	5,372	5,036
All Other	15,152	14,342

Total long-lived assets	$55,940	$58,506

Note L — Related Party Transactions
          On May 15, 2008, the Company purchased 152,726 Common Shares of the Company from the John Deaver Drinko Trust, (the “Drinko Trust”) and from the Elizabeth Gibson Drinko IRA (the “Drinko IRA”), at a price per share of $42.24. The purchase price was calculated using the average closing price of the Company’s Common Shares on the NASDAQ over the prior thirty calendar days less 15%. John D. Drinko was a director of the Company from 1954 until his death in January 2008. Elizabeth Drinko is the wife of John D. Drinko. The agreements were executed on behalf of the Drinko Trust and Drinko IRA by Elizabeth Drinko, as beneficiary of the Drinko IRA and as Trustee of the Drinko Trust and individually and by National City Bank, as Trustee of the Drinko IRA. The purchase was made pursuant to the previously disclosed February 2007 authorization by the Company’s Board of Directors for repurchase of up to 200,000 common shares.
          The Company’s DPW operation rents two properties owned by RandReau Properties, LLC and RaRe Properties, LLC., which are owned by Kevin Goodreau, Vice President of Business Development — Solar Division, and Jeffrey Randall, Vice President of Product Design — Solar Division. For the year ended December 31, 2008 DPW paid rent expense of $.2 million for the properties.
          The Company’s Belos operation hires temporary employees through a temporary work agency, Flex-Work Sp. Z o.o., which is 50% owned by Agnieszka Rozwadowska. Agnieszka Rozwadowska is the wife of Piotr Rozwadowski, the Managing Director of the Belos operation located in Poland. For the year ended December 31, 2008, Belos incurred a total of $1.1 million for such temporary labor expense.
          The Company was a sponsor of Ruhlman Motorsports. Ruhlman Motorsports is owned by Randall M. Ruhlman, a director of the Company, and by his wife. No sponsorship fees were paid during 2008. In 2007 and 2006 the Company paid annual sponsorship fees of $950,000 to Ruhlman Motorsports.
          The Company, upon the approval of the Audit Committee of the Board of Directors, purchased from the estate of Jon R. Ruhlman Lot 61 at the Champions Golf and Country Club in Rogers, Arkansas, at a price of $275,000. The price was determined based on the appraisal of Lot 61 and the fair market price for which the Company had sold a comparable lot. The Company owned four other lots in this development and considered Lot

61 more attractive than any of the lots owned by the Company, which are listed for resale. Jon R. Ruhlman was the previous Chairman of the Company’s Board of Directors and the late husband of Barbara P. Ruhlman and late father of Robert G. Ruhlman and Randall M. Ruhlman, all of whom are members of the Board of Directors. The purchase was consummated pursuant to an Agreement of Purchase and Sale between the Company and the Estate of Jon R. Ruhlman and Mrs. Ruhlman, Executrix, dated January 30, 2006.
     On September 8, 2006, the Company, upon the approval of the Audit Committee of the Board of Directors and the Board of Directors, purchased 365,311 Common Shares of the Company from Barbara P. Ruhlman at a price per share of $31.48. The Audit Committee, which is comprised solely of independent directors, acted as a special committee of the Board of Directors in connection with the review of the transaction with Mrs. Ruhlman. In connection with its review, the Audit Committee engaged an investment banking firm to serve as its financial advisor. Barbara P. Ruhlman is a member of the Company’s Board of Directors and the mother of Robert G. Ruhlman and Randall M. Ruhlman, both of whom are also members of the Board of Directors. The purchase was consummated pursuant to a Shares Purchase Agreement, dated September 9, 2006, between the Company and Mrs. Ruhlman, as trustee, under trust agreement dated February 16, 1985.
Note M -Business Combinations
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
     The consolidated financial statements for the year ended December 31, 2007 include results of DPW from the acquisition date. The reported results of operations are not materially different from the proforma amounts that would include the impact of the acquisition from the beginning of the periods presented. DPW is included in the All Other category for segment disclosures.
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

Current assets	$6,088
Property and equipment	5,341
Goodwill	1,196
Other intangibles	1,041
Other assets	437

Total assets acquired	14,103

Current liabilities	(2,744)
Long term debt, less current portion	(112)
Other non-current liabilities and deferred taxes	(1,585)
Minority interest	(850)

Total liabilites assumed	(5,291)

Net assets acquired	$8,812

     Of the acquired intangibles, $1 million consists of land use rights with a useful life of 82.25 years and less than $.1 million for certain customer contracts with a useful life of one year.
     Additionally during October 2008, the Company acquired an additional 8.3% of the issued and outstanding shares of Belos for $.3 million for a total 92.04% share ownership in Belos.
     The consolidated financial statements for the year ended December 31, 2007 only include results of Belos from the acquisition date. The reported results of operations are not materially different from the proforma amounts that would include the impact of the acquisition from the beginning of the periods presented. Belos is included in the Poland category for segment disclosures.
     On May 21, 2008, the Company entered into a Joint Venture Agreement for $.3 million, as goodwill, to form a joint venture between the Company’s Australian subsidiary, Preformed Line Products Australia Pty Ltd (PLP-AU) and BlueSky Energy Pty Ltd, a solar systems integration and installation business based in Sydney, Australia. PLP-AU holds a 50% ownership interest in the new joint venture company, which will operate under the name BlueSky Energy Australia (BlueSky), with the option to acquire the remaining 50% ownership interest from BlueSky Energy Pty Ltd over the next five years. BlueSky Energy Pty Ltd has transferred technology and assets to the joint venture. The Company’s consolidated balance sheet as of December 31, 2008 reflects the acquisition of the joint venture under the purchase method of accounting and due to the immateriality of the joint venture on the results of operations no additional disclosures are included. The allocation of the purchase price has not yet been finalized.
Note N — Discontinued Operations
     On May 30, 2008, the Company sold its SMP subsidiary for $11.7 million and recognized a $.8 million gain, net of tax, which includes expenses incurred related to the divestiture of SMP. The sale includes $1.5 million to be held in escrow for one year. The Company does not have any significant continuing involvement in the operations of SMP.
     The sale of SMP has been accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets.” Accordingly, operating results of SMP are presented in the Company’s consolidated statements of income as discontinued operations, net of tax, and all periods presented have been reclassified. The operation had been reported within the SMP reporting segment, which is comprised of the U.S. operations supporting the Company’s data communication products. The operating results of the business unit for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Net Sales	$8,308	$21,318	$20,027

Income before income taxes	180	648	461
Provision for income taxes	(67)	(255)	(185)
Gain on sale, net of expenses	756	—	—

Income from discontinued operations	$869	$393	$276

Note O — Quarterly Financial Information (unaudited)
     The following table summarizes our quarterly results of operations for each of the quarters in 2008 and 2007. The results of operations have been restated to reflect SMP as a discontinued operation (see Note N — Discontinued Operations for further details). These quarterly results are unaudited, but in the opinion of management have been prepared on the same basis as our audited financial information and include all adjustments necessary for a fair presentation of our results of operations.

	Quarter ended
	March 31	June 30	September 30	December 31
2008
Net sales	$59,865	$75,362	$73,952	$60,563
Gross profit	19,005	23,677	25,463	19,122
Income before income taxes, minority interest and discontinued operations	4,249	7,329	9,421	3,761
Income from continuing operations	2,801	4,869	6,457	2,627
Income (loss) from discontinued operations	149	620	(34)	134
Net income	2,950	5,489	6,423	2,761
Income from continuing operations per share, basic	0.52	0.92	1.24	0.50
Net income per share, basic	0.55	1.04	1.23	0.53
Income from continuing operations per share, diluted	0.52	0.91	1.23	0.50
Net income per share, diluted	0.54	1.03	1.22	0.52

2007
Net sales	$51,979	$58,072	$60,413	$62,825
Gross profit	17,569	19,714	21,439	19,180
Income before income taxes, minority interest and discontinued operations	4,951	5,893	8,183	2,294
Income from continuing operations	3,285	3,384	5,496	1,601
Income (loss) from discontinued operations	(133)	180	96	250
Net income	3,152	3,564	5,592	1,851
Income from continuing operations per share, basic	0.61	0.63	1.02	0.30
Net income per share, basic	0.59	0.67	1.04	0.34
Income from continuing operations per share, diluted	0.61	0.63	1.01	0.29
Net income per share, diluted	0.58	0.66	1.03	0.34
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer and Vice President of Finance, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer and Vice President of Finance, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.
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
     Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and Vice President of Finance, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based upon this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report, a copy of which is included below.
Changes in Internal Control Over Financial Reporting
     As of December 31, 2007, the Company reported a material weakness in internal control over financial reporting as a consequence of not having sufficient resources with the appropriate technical accounting knowledge in the finance organization. During 2008, the Company has engaged an outside consultant to assist in preparing and reviewing the accounting for income taxes and hired a Manager of Internal Audit, a Technical Accounting Manager and a part-time financial analyst. These actions were taken to remedy the material weakness in internal control over financial reporting as of December 31, 2007.
     There have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of Preformed Line Products Company
We have audited Preformed Line Products Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Preformed Line Products Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Preformed Line Products Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Preformed Line Products Company as of December 31, 2008 and the related statements of consolidated income, cash flows and shareholders’ equity for the year then ended and our report dated March 10, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Cleveland, Ohio
March 10, 2009
Item 9B. Other Information
     None
Part III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this Item 10 is incorporated by reference to the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held April 27, 2009 (the “Proxy Statement”). Information relative to executive officers of the Company is contained in Part I of this Annual Report of Form 10-K. The Company has adopted a code of conduct. A copy of the code of conduct can be obtained from the Company’s Internet site at http://www.preformed.com in its About Us section.
Item 11. Executive Compensation
     The information set forth under the caption “Director and Executive Officer Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Other than the information required by Item 201(d) of Regulation S-K the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference. The information required by Item 201(d) of Regulation S-K is set forth in Item 5 of this report.
Item 13. Certain Relationships , Related Transactions and Director Independence
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
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedule

Page	Financial Statements

36	Consolidated Balance Sheets
37	Statements of Consolidated Income
38	Statements of Consolidated Cash Flows
39	Statements of Consolidated Shareholders’ Equity
40	Notes to Consolidated Financial Statements

Page	Schedule

69	II — Valuation and Qualifying Accounts
(b) Exhibits

Exhibit
Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

4	Description of Specimen Share Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.2	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s 10-K filed for the year ended December 31, 2007).

10.3	Preformed Line Products Company Executive Life Insurance Plan — Summary (incorporated by reference to the Company’s Registration Statement on Form 10).

10.4	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

Exhibit
Number	Exhibit

10.5	Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).

10.6	Amendment to the Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.7	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).

10.8	Retirement Agreement between Robert C. Hazenfield and Preformed Line Products Company dated December 19, 2005, (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2005).

10.9	Stock Purchase Agreement, dated March 22, 2007, by and among the Company and Claudia W. Goodreau, Kevin M. Goodreau, Dora Ely Randall and Jeffrey J. Randall to acquire Direct Power and Water Corporation (incorporated by reference to the Company’s 10-Q filing for the quarter ended March 31, 2007).

10.10	Conditional Share Purchase Agreement, dated April 22, 2007, by and among the Company and BBO Spolka z o.o. to acquire a holding in Zaklady Wytworcze Sprzetu Sieciowego “Belos” SA (incorporated by reference to the Company’s 10-Q filing for the three-month and six-month ended June 30, 2007).

10.11	Preformed Line Products Company Chief Executive Officer Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).

10.12	Preformed Line Products Company Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 8-K current report filing dated May 1, 2008).

10.13	Deferred Shares Plan (incorporated by reference to the Company’s 8-K current report filing dated August 21, 2008).

10.14	Form of Restricted Shares Grant Agreement (incorporated by reference to the Company’s 10-Q filing for the quarter ended September 30, 2008).

10.15	Preformed Line Products Company Deferred Shares Plan (incorporated by reference to the Company’s 8-k current report filing dated August 21, 2008).

10.16	Agreement and Plan of Merger, dated May 30, 2008, by and among the Company and Optical Cable Corporation to divest Superior Modular Company Inc. (incorporated by reference to the Company’s 8-K current report filing dated May 30, 2008).

10.17	Shares Purchase Agreement between the Company and Elizabeth Gibson Drinko as Trustee of the John Deaver DrinkoTrust Agreement and individually (incorporated by reference to the Company’s 8-K current report filing dated May 16, 2008).

10.18	Shares Purchase Agreement between the Company and Elizabeth Gribson Drinko as grantor and beneficiary of the Elizabeth Gibson Drinko IRA Trust under agreement dated April 21, 2008 and National City Bank, as Trustee of the IRA Trust (incorporated by reference to the Company’s 8-K current report filing dated May 16, 2008).

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 8-K current report filing dated August 6, 2007).

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company
March 13, 2009	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer (principal executive officer)

March 13, 2009	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer and Vice President Finance (principal financial officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 13, 2009	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer

March 13, 2009	/s/ Barbara P. Ruhlman
Barbara P. Ruhlman
Director

March 13, 2009	/s/ Randall M. Ruhlman
Randall M. Ruhlman
Director

March 13, 2009	/s/ Glenn E. Corlett
Glenn E. Corlett
Director

March 13, 2009	/s/ Michael E. Gibbons
Michael E. Gibbons
Director

March 13, 2009	/s/ R. Steven Kestner
R. Steven Kestner
Director

March 13, 2009	/s/ Richard R. Gascoigne
Richard R. Gascoigne
Director

PREFORMED LINE PRODUCTS COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2008, 2007 and 2006
(Thousands of dollars)

		Additions charged
	Balance at	to costs and		Other additions or	Balance at end of
For the year ended December 31, 2008:	beginning of period	expenses	Deductions	deductions (a)	period

Allowance for doubtful accounts	$733	$114	$(305)	$(44)	$498
Reserve for credit memos	466	472	(464)	—	474
Slow-moving and obsolete inventory reserves	3,332	1,161	(1,322)	(115)	3,056
Accrued product warranty	104	147	(94)	(28)	129

		Additions charged
	Balance at	to costs and		Other additions or	Balance at end of
For the year ended December 31, 2007:	beginning of period	expenses	Deductions	deductions	period

Allowance for doubtful accounts	$625	$143	$(172)	$137	$733
Reserve for credit memos	447	795	(776)	—	466
Slow-moving and obsolete inventory reserves	3,843	22	(1,047)	514	3,332
Accrued product warranty	82	41	(124)	105	104

		Additions charged
	Balance at	to costs and		Other additions or	Balance at end of
For the year ended December 31, 2006:	beginning of period	expenses	Deductions	deductions	period

Allowance for doubtful accounts	$384	$253	$(28)	$16	$625
Reserve for credit memos	173	742	(468)	—	447
Slow-moving and obsolete inventory reserves	2,684	1,917	(834)	76	3,843
Accrued product warranty	10	82	(10)	—	82

(a)	Other additions or deductions relate to translation adjustments. Included in 2007 are opening balances for acquisitions for the following reserves; allowance for doubtful accounts of $86 thousand, inventory reserves of $440 thousand and $97 thousand for accrued product warranty.

(b)	All periods presented have been restated to exclude discontinued operations.

Exhibit Index

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

4	Description of Specimen Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.2	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).

10.3	Preformed Line Products Company Executive Life Insurance Plan — Summary (incorporated by reference to the Company’s Registration Statement on Form 10).

10.4	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).

10.5	Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).

10.6	Amendment to the Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.7	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option Agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).

10.8	Retirement Agreement between Robert C. Hazenfield and Preformed Line Products Company dated December 19, 2005 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2005).

10.9	Stock Purchase Agreement, dated March 22, 2007, by and among the Company and Claudia W. Goodreau, Kevin M. Goodreau, Dora Ely Randall and Jeffrey J. Randall to acquire Direct Power and Water Corporation (incorporated by reference to the Company’s 10-Q filing for the quarter ended March 31, 2007).

10.10	Conditional Share Purchase Agreement, dated April 22, 2007, by and among the Company and BBO Spolka z o.o. to acquire a holding in Zaklady Wytworcze Sprzetu Sieciowego “Belos” SA (incorporated by reference to the Company’s 10-Q filing for the three-month and six-month ended June 30, 2007).

10.11	Preformed Line Products Company Chief Executive Officer Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).

10.12	Preformed Line Products Company Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 8-K current report filing dated May 1, 2008).

10.13	Deferred Shares Plan (incorporated by reference to the Company’s 8-K current report filing dated August 21, 2008).

10.14	Form of Restricted Shares Grant Agreement (incorporated by reference to the Company’s 10-Q filing for the quarter ended September 30, 2008).

10.15	Preformed Line Products Company Deferred Shares Plan (incorporated by reference to the Company’s 8-k current report filing dated August 21, 2008).

10.16	Agreement and Plan of Merger, dated May 30, 2008, by and among the Company and Optical Cable Corporation to divest Superior Modular Company Inc. (incorporated by reference to the Company’s 8-K current report filing dated May 30, 2008).

10.17	Shares Purchase Agreement between the Company and Elizabeth Gibson Drinko as Trustee of the John Deaver DrinkoTrust Agreement and individually (incorporated by reference to the Company’s 8-K current report filing dated May 16, 2008).

10.18	Shares Purchase Agreement between the Company and Elizabeth Gribson Drinko as grantor and beneficiary of the Elizabeth Gibson Drinko IRA Trust under agreement dated April 21, 2008 and National City Bank, as Trustee of the IRA Trust (incorporated by reference to the Company’s 8-K current report filing dated May 16, 2008).

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 8-K current report filing dated August 6, 2007).

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.