Form 10-Q
period 2009-03-31
PREFORMED LINE PRODUCTS CO
filed 2009-05-08
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange act.

Large accelerated filer ☐	Accelerated filter ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of May 1, 2009: 5,228,630.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31	December 31
Thousands of dollars, except share and per share data	2009	2008
ASSETS
Cash and cash equivalents	$20,795	$19,869
Accounts receivable, less allowances of $949 ($972 in 2008)	41,006	36,899
Inventories — net	45,910	48,412
Deferred income taxes	2,612	2,786
Prepaids and other	4,031	4,704

TOTAL CURRENT ASSETS	114,354	112,670

Property and equipment — net	55,009	55,940
Patents and other intangibles — net	3,575	3,858
Goodwill	5,296	5,520
Deferred income taxes	6,771	6,943
Other assets	6,267	5,944

TOTAL ASSETS	$191,272	$190,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$3,375	$3,101
Current portion of long-term debt	428	494
Trade accounts payable	14,520	14,632
Accrued compensation and amounts withheld from employees	7,438	6,606
Accrued expenses and other liabilities	5,224	4,574
Accrued profit-sharing and other benefits	4,001	3,687
Dividends payable	1,071	1,054
Income taxes payable	954	1,100

TOTAL CURRENT LIABILITIES	37,011	35,248

Long-term debt, less current portion	2,491	2,653
Unfunded pension obligation	11,327	11,303
Income taxes payable, noncurrent	1,474	1,405
Deferred income taxes	771	725
Other noncurrent liabilities	2,437	2,540

SHAREHOLDERS’ EQUITY
PLPC shareholders’ equity:
Common stock — $2 par value per share, 15,000,000 shares authorized, 5,225,630 and 5,223,830 issued and outstanding, net of 551,059 treasury shares at par, respectively	10,451	10,448
Paid in capital	4,095	3,704
Retained earnings	148,261	146,624
Accumulated other comprehensive loss	(27,765)	(24,511)

TOTAL PLPC SHAREHOLDERS’ EQUITY	135,042	136,265

Noncontrolling interest	719	736

TOTAL SHAREHOLDERS’ EQUITY	135,761	137,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$191,272	$190,875

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three month periods ended March 31
Thousands, except per share data	2009	2008
Net sales	$58,694	$59,865
Cost of products sold	40,116	40,860

GROSS PROFIT	18,578	19,005

Costs and expenses
Selling	5,364	5,574
General and administrative	7,052	7,356
Research and engineering	2,061	1,989
Other operating expense (income)	289	(90)

	14,766	14,829

OPERATING INCOME	3,812	4,176

Other income (expense)
Interest income	125	214
Interest expense	(109)	(139)
Other income (expense)	479	(2)

	495	73

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	4,307	4,249

Income taxes	1,590	1,415

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	2,717	2,834

Income from discontinued operations, net of tax	—	149

NET INCOME	2,717	2,983

Net income (loss) attributable to noncontrolling interest, net of tax	(5)	33

NET INCOME ATTRIBUTABLE TO PLPC	$2,722	$2,950

BASIC EARNINGS PER SHARE
Income per share from continuing operations attributable to PLPC shareholders	$0.52	$0.52

Discontinued operations attributable to PLPC common shareholders	$—	$0.03

Net income attributable to PLPC common shareholders	$0.52	$0.55

DILUTED EARNINGS PER SHARE
Income per share from continuing operations attributable to PLPC shareholders	$0.51	$0.52

Discontinued operations attributable to PLPC common shareholders	$—	$0.02

Net income attributable to PLPC common shareholders	$0.51	$0.54

Cash dividends declared per share	$0.20	$0.20

Weighted-average number of shares outstanding — basic	5,225	5,382

Weighted-average number of shares outstanding — diluted	5,305	5,431

Amount attributable to PLPC common shareholders
Income from continuing operations, net of tax	$2,722	$2,801
Discontinued operations, net of tax	—	149

Net Income	$2,722	$2,950

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Three month periods ended March 31
Thousands of dollars	2009	2008

OPERATING ACTIVITIES
Net income	$2,717	$2,983
Less: income from discontinued operations	—	149

Income from continuing operations	2,717	2,834

Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,704	1,994
Provision for accounts receivable allowances	106	177
Provision for inventory reserves	703	321
Deferred income taxes	392	(67)
Share-based compensation expense	362	43
Net investment in life insurance	320	(150)
Other — net	(83)	(3)
Changes in operating assets and liabilities:
Accounts receivable	(5,899)	(2,149)
Inventories	717	(2,775)
Trade accounts payables and accrued liabilities	2,632	2,552
Income taxes payable	256	774
Other — net	(306)	(337)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,621	3,214

INVESTING ACTIVITIES
Capital expenditures	(2,200)	(3,671)
Proceeds from the sale of discontinued operations	750	—
Proceeds from the sale of property and equipment	25	70

NET CASH USED IN INVESTING ACTIVITIES	(1,425)	(3,601)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	366	(251)
Payments of long-term debt	(135)	(583)
Dividends paid	(1,054)	(1,076)
Proceeds from issuance of common shares	33	64
Purchase of common shares for treasury	(24)	(151)

NET CASH USED IN FINANCING ACTIVITIES	(814)	(1,997)

Effects of exchange rate changes on cash and cash equivalents	(456)	(54)

Net increase (decrease) in cash and cash equivalents	926	(2,438)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS
Operating cash flows	—	914
Investing cash flows	—	(37)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	877

Cash and cash equivalents at beginning of period	19,869	23,392

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,795	$21,831

See notes to consolidated financial statements (unaudited).

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
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.
The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K filed on March 13, 2009 with the Securities and Exchange Commission.
Reclassifications
Certain prior period amounts have been reclassified to conform to current year presentation.
NOTE B — OTHER FINANCIAL STATEMENT INFORMATION
Inventories — net

	March 31	December 31
	2009	2008

Finished products	$19,907	$21,829
Work-in-process	2,520	2,382
Raw materials	31,719	32,231

	54,146	56,442
Excess of current cost over LIFO cost	(4,655)	(5,122)
Noncurrent portion of inventory	(3,581)	(2,908)

	$45,910	$48,412

Noncurrent inventory is included in other assets on the consolidated balance sheets and is principally comprised of raw materials.

Property and equipment — net
Major classes of property and equipment are stated at cost and were as follows:

	March 31	December 31
	2009	2008

Land and improvements	$5,362	$5,490
Buildings and improvements	46,453	47,048
Machinery and equipment	90,702	91,097
Construction in progress	3,264	2,133

	145,781	145,768
Less accumulated depreciation	90,772	89,828

	$55,009	$55,940

Property and equipment are recorded at cost. Depreciation for the Company’s PLP-USA assets prior to January 1, 2009 were computed using accelerated methods over the estimated useful lives, with the exception of personal computers, which were depreciated over three years using the straight-line method. Effective January 1, 2009, the Company changed its method of computing depreciation from accelerated methods to the straight-line method for the Company’s PLP-USA assets. Based on Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” (FAS 154), the Company determined that the change in depreciation method from an accelerated method to a straight-line method is a change in accounting estimate affected by a change in accounting principle. Per FAS 154, a change in accounting estimate affected by a change in accounting principle is to be applied prospectively. The change is considered preferable because the straight-line method will more accurately reflect the pattern of usage and the expected benefits of such assets and provide greater consistency with the depreciation methods used by other companies in the Company’s industry. The net book value of assets acquired prior to January 1, 2009 with useful lives remaining will be depreciated using the straight-line method prospectively. As a result of the change to the straight-line method of depreciating PLP-USA’s assets, depreciation expense decreased $.1 million for the three month period ended March 31, 2009 and the decrease is expected to approximate such amount in each of the remaining quarters in 2009.
Depreciation for the remaining assets is computed using the straight-line method over the estimated useful lives. The estimated useful lives used, when purchased new, are: land improvements, ten years; buildings, forty years; building improvements, five to forty years; and machinery and equipment, three to ten years. Appropriate reductions in estimated useful lives are made for property, plant and equipment purchased in connection with an acquisition of a business or in a used condition when purchased.
Comprehensive income
The components of comprehensive income (loss) are as follows:

	PLPC		Noncontrolling interest		Total
	Three month period		Three month period		Three month period
	ended March 31		ended March 31		ended March 31
	2009	2008	2009	2008	2009	2008
Net income (loss)	$2,722	$2,950	$(5)	$33	$2,717	$2,983
Other comprehensive income (loss), net of tax:
Change in unrealized losses on available-for-sale securities, net of tax	(88)	—	—	—	(88)	—
Foreign currency translation adjustments	(3,249)	1,904	(3)	—	(3,252)	1,904
Recognized net actuarial loss	83	4	—	—	83	4

Total other comprehensive income (loss), net of tax	(3,254)	1,908	(3)	—	(3,257)	1,908

Comprehensive income (loss)	$(532)	$4,858	$(8)	$33	$(540)	$4,891

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
NOTE C — PENSION PLANS
PLP-USA hourly employees of the Company who meet specific requirements as to age and service are covered by a defined benefit pension plan. The Company uses a December 31 measurement date for this plan. Net periodic benefit cost for the Company’s PLP-USA plan included the following components:

	Three month period ended March 31
	2009	2008
Service cost	$216	$167
Interest cost	292	256
Expected return on plan assets	(183)	(261)
Recognized net actuarial loss	132	6

Net periodic benefit cost	$457	$168

During the three month period ended March 31, 2009, $.3 million of contributions have been made to the plan. The Company presently anticipates contributing an additional $1 million to fund its pension plan in 2009.
NOTE D — COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share were computed by dividing net income by the weighted-average number of shares of common stock outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three month periods ended March 31, 2009 and 2008 were as follows:

	For the three month period ended March 31
	2009	2008

Numerator
Amount attributable to PLPC shareholders
Income from continuing operations	$2,722	$2,801
Income from discontinued operations	—	149

Net income	$2,722	$2,950

Denominator (in thousands)
Determination of shares
Weighted-average common shares outstanding	5,225	5,382
Dilutive effect — share-based awards	80	49

Diluted weighted-average common shares outstanding	5,305	5,431

Earnings per common share attributable to PLPC shareholders
Basic
Income from continuing operations	$0.52	$0.52

Income from discontinued operations	$—	$0.03

Net income	$0.52	$0.55

Diluted
Income from continuing operations	$0.51	$0.52

Income from discontinued operations	$—	$0.02

Net income	$0.51	$0.54

For the three month period ended March 31, 2009, 13,000 stock options were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price, and as such they are anti-dilutive.
NOTE E — GOODWILL AND OTHER INTANGIBLES
The Company’s finite and indefinite-lived intangible assets consist of the following:

	March 31, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets
Patents	$4,807	$(2,979)	$4,807	$(2,901)
Land use rights	1,191	(37)	1,350	(32)
Customer relationships	1,003	(410)	1,003	(369)

	$7,001	$(3,426)	$7,160	$(3,302)

Indefinite-lived intangible assets
Goodwill	$5,296		$5,520

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

The Company performed its annual impairment test for goodwill pursuant to SFAS No. 142, “Goodwill and Intangible Assets” as of January 1, 2009, and determined that no adjustment to the carrying value of goodwill was required. The aggregate amortization expense for other intangibles with finite lives for each of the three month periods ended March 31, 2009 and 2008 was $.1 million. Amortization expense is estimated to be $.5 million annually for 2009 and 2010 and $.4 million annually for 2011 through 2013.
The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the three month period ended March 31, 2009, are as follows:

	Australia	South Africa	Poland	All Other	Total

Balance at January 1, 2009	$1,735	$41	$1,140	$2,604	$5,520
Currency translation	(18)	(1)	(204)	(1)	(224)

Balance at March 31, 2009	$1,717	$40	$936	$2,603	$5,296

NOTE F — SHARE-BASED COMPENSATION
The 1999 Stock Option Plan
The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At March 31, 2009, there were 9,000 options remaining available for issuance under the Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years, and expire ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.
There were no options granted during the three month periods ended March 31, 2009 and 2008.
Activity in the Company’s stock option plan for the three month period ended March 31, 2009 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value

Outstanding at January 1, 2009	107,092	$27.83
Granted	—	—
Exercised	(1,800)	$18.52
Forfeited	—	—

Outstanding (vested and expected to vest) at March 31, 2009	105,292	$27.99	5.0	$1,250

Exercisable at March 31, 2009	88,542	$24.20	4.1	$1,242

The total intrinsic value of stock options exercised during the three month periods ended March 31, 2009 and 2008 was less than $.1 million for each period. Cash received for the exercise of stock options during 2009 was less than $.1 million. The total fair value of stock options vested during the three month periods ended March 31, 2009 and 2008 was less than $.1 million for each period.
For the three month periods ended March 31, 2009 and 2008, the Company recorded compensation expense related to the stock options of less than $.1 million. The total compensation cost related to nonvested awards not yet recognized at March 31, 2009 approximates $.2 million over the next two years.

Long Term Incentive Plan of 2008
Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers and directors will be eligible to receive awards of options and restricted shares. The purpose of this LTIP is to give the Company and its subsidiaries a competitive advantage in attracting, retaining and motivating officers, employees and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. The total number of Company common shares reserved for awards under the LTIP is 400,000. Of the 400,000 common shares, 300,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options. The LTIP expires on April 17, 2018.
For all of the participants except the CEO, a portion of the restricted share award is subject to time-based cliff vesting and a portion is subject to cliff-vesting based upon the Company’s level of performance over the vesting period. All of the CEO’s restricted shares are subject to vesting based upon the Company’s performance over the vesting period.
Because the award of restricted share is compensatory the restricted shares are granted at no cost to the employees; however, the participant must remain employed with the Company until the restrictions on the restricted shares lapse. The fair value of restricted share awards is based on the market price of an unrestricted common share on the grant date. The Company currently estimates that no awards will be forfeited.
A summary of the restricted share awards for the three month period ended March 31, 2009 is as follows:

	Restricted Share Awards
	Performance		Total	Weighted-Average
	and Service	Service	Restricted	Grant-Date
	Required	Required	Awards	Fair Value
Nonvested as of January 1, 2009	39,364	4,273	43,637	$54.74
Granted	75,982	8,202	84,184	29.75
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested as of March 31, 2009	115,346	12,475	127,821	$38.28

For time-based awards, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense. As of March 31, 2009, there was $.4 million of total unrecognized compensation cost related to time-based restricted share awards that is expected to be recognized over the weighted-average remaining period of 30 months. For the three month period ended March 31, 2009, time-based compensation expense was not significant.
For the performance-based awards, the number of restricted shares in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and sales over a requisite performance period. Depending on the extent to which the performance criterions are satisfied under the LTIP, the participants are eligible to earn common shares at the end of the vesting period. Performance-based compensation expense for the period ended March 31, 2009 was $.3 million and is recorded in General and administrative expense. As of March 31, 2009, the remaining performance-based restricted share awards compensation expense of $3.8 million is expected to be recognized over a weighted-average remaining period of 22 months.
In the event of a Change in Control, vesting of the restricted shares will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a maximum potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.
Dividends declared on 2009 grants and thereafter will be accrued in cash dividends.
To satisfy the vesting of its restricted share awards, the Company has reserved new shares from its authorized but unissued shares. Any additional granted awards will also be issued from the Company’s authorized but unissued shares. Under the LTIP there are 172,179 common shares currently available for additional grants.

NOTE G — FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard does not require new fair value measurements. This standard was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal periods. This standard enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The standard requires that assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories: Level 1: Quoted market prices in active markets for identical assets or liabilities; Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data; or Level 3: Unobservable inputs that are not corroborated by market data.
In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP 157-2 stated that a measurement is recurring if it happens at least annually and defined nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment to FAS No. 115” (SFAS 159). The Company adopted FSP 157-2 on January 1, 2008 as it relates to financial assets and financial liabilities and adopted SFAS 157 as it relates to nonfinancial assets and liabilities on January 1, 2009, and these adoptions did not have an impact on the Company’s consolidated financial statements.
NOTE H — RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires companies with derivative instruments to disclose information on how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a Company’s financial position, financial performance and cash flows.” SFAS 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (SFAS 160). This standard amends ARB No. 51 to establish accounting and reporting for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141R, “Business Combinations.” This standard became effective on January 1, 2009. As SFAS 160 is applied prospectively to future business combinations, the only impact to the Company is the retroactive presentation and disclosure requirements for all periods presented on the Company’s consolidated financial statements of noncontrolling interests.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement became effective for the Company as of January 1, 2009. The adoption of this statement will only impact the Company’s consolidated financial statements to the extent the Company enters into a business acquisition in the future.
In April 2008, the FASB issued FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles. FSP 142-3 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The adoption of this statement will only impact the Company’s consolidated financial statements to the extent the Company enters into a business acquisition in the future.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share.” The Company adopted FSP EITF 03-6-1 as of January 1, 2009. The adoption of FSP EITF 03-6-1 did not have an impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141R-1). FSP 141R-1 amends and clarifies SFAS 141R to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, “Accounting for Contingencies,” to determine whether the contingency should be recognized at the acquisition date or there after. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Accordingly, the Company adopted FSP 141R-1 at the same time as SFAS 141R. The adoption of this statement will only impact the Company’s consolidated financial statements to the extent the Company enters into a business acquisition in the future.
NOTE I — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1), which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The Company believes the adoption of this staff position will not have a material impact on the Company’s financial position or results of operation.
In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), which provides additional guidance in accordance with FAS 157, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009. The Company has not determined the impact of its adoption of this staff position.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FAS 124-2 will be effective for interim and annual reporting periods ending after June 15, 2009. The Company has not determined the impact of its adoption of this staff position.

NOTE J — SEGMENT INFORMATION
The following tables present a summary of the Company’s reportable segments for the three month periods ended March 31, 2009 and 2008. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three month period ended March 31
	2009	2008
Net sales
PLP-USA	$28,671	$25,007
Australia	5,682	6,905
Brazil	5,192	6,055
South Africa	1,854	1,601
Canada	2,355	2,366
Poland	2,958	3,935
All Other	11,982	13,996

Total net sales	$58,694	$59,865

Intersegment sales
PLP-USA	$1,530	$1,442
Australia	15	(2)
Brazil	740	585
South Africa	12	193
Canada	36	50
Poland	438	128
All Other	2,459	2,939

Total intersegment sales	$5,230	$5,335

Income taxes
PLP-USA	$921	$549
Australia	28	41
Brazil	58	91
South Africa	120	131
Canada	145	175
Poland	106	67
All Other	212	361

Total income taxes	$1,590	$1,415

Income from continuing operations, net of tax
PLP-USA	$1,156	$878
Australia	50	88
Brazil	94	120
South Africa	307	323
Canada	322	301
Poland	425	200
All Other	363	924

Total income from continuing operations, net of tax	2,717	2,834

Income from discontinued operations, net of tax	—	149

Net income	2,717	2,983
Net income (loss) attributable to noncontrolling interest, net of tax	(5)	33

Net income attributable to PLPC	$2,722	$2,950

	March 31	December 31
	2009	2008
Identifiable assets
PLP-USA	$74,396	$72,641
Australia	20,405	19,438
Brazil	17,367	16,087
South Africa	6,178	5,569
Canada	8,802	8,545
Poland	12,146	13,920
All Other	51,978	54,675

Total identifiable assets	$191,272	$190,875

NOTE K — INCOME TAXES
The Company’s effective tax rate was 37% and 33% for the three month periods ended March 31, 2009 and 2008, respectively. The higher effective tax rate for the three month period ended March 31, 2009 compared to the statutory tax rate of 34% is primarily due to losses in foreign jurisdictions providing no current tax benefits and the effect of permanent nondeductible expenses in the U.S., partially offset by foreign earnings in jurisdictions with lower tax rates.
The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized.
As of March 31, 2009, the Company has gross unrecognized tax benefits of approximately $1.2 million. Under the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” the Company may decrease its unrecognized tax benefits by $.6 million within the next twelve months due to the potential expiration of statutes of limitations. The Company recognized less than $.1 million of additional unrecognized tax benefits for the three month period ended March 31, 2009.
NOTE L — BUSINESS COMBINATIONS
On May 21, 2008, the Company entered into an agreement for $.3 million, as goodwill, to form a joint venture between the Company’s Australian subsidiary, Preformed Line Products Australia Pty Ltd (PLP-AU) and BlueSky Energy Pty Ltd, a solar systems integration and installation business based in Sydney, Australia. PLP-AU holds a 50% ownership interest in the new joint venture company, which will operate under the name BlueSky Energy Australia (BlueSky), with the option to acquire the remaining 50% ownership interest from BlueSky Energy Pty Ltd over the next five years. BlueSky Energy Pty Ltd has transferred technology and assets to the joint venture. The Company’s consolidated balance sheet as of March 31, 2009 reflects the acquisition of the joint venture under the purchase method of accounting and due to the immateriality of the joint venture on the results of operations no additional disclosures are included. The allocation of the purchase price has been finalized.
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

The reportable segments are PLP-USA, Australia, Brazil, South Africa, Canada, Poland, and All Other. Our PLP-USA segment is comprised of our U.S. operations primarily supporting our domestic energy and telecommunications products. The Australia segment is comprised of all of our operations in Australia supporting energy, telecommunications, data communications and solar products. Our Canada and Poland segments are comprised of the manufacturing and sales operations from those locations which meet at least one of the criteria of a reportable segment. Our final two segments are Brazil and South Africa, which are comprised of a manufacturing and sales operation, and have been included as segments to comply with reporting segments for 75% of consolidated sales. Our remaining operations are included in All Other as none of these operations meet the criteria for a reportable segment and individually represent less that 10% for each of our combined net sales, net income and assets.
DISCONTINUED OPERATION
Our consolidated financial statements were impacted by the divestiture of Superior Modular Products (SMP) on May 30, 2008. We sold our SMP subsidiary for $11.7 million a $.8 million gain, net of tax, on the sale of the business, which includes expenses incurred related to the divestiture of SMP, and a holdback of $1.5 million, which has been received as of March 31, 2009. We do not have any significant continuing involvement in the operations of SMP after the closing of the sale. For tax purposes, the sale of SMP generated a capital loss, which was not deductible except for amounts used to offset capital gains in the current year and from a preceding year. A full valuation allowance was provided against the deferred tax asset on the remaining portion of the capital loss carryover.
The operating results of SMP are presented in our consolidated statements of operations as discontinued operations, net of tax, and all periods presented have been reclassified. For the three month period ended March 31, 2008, income from discontinued operations was $.1 million, or $.02 per diluted share.
Preface
Our net sales for the three month period ended March 31, 2009 decreased $1.2 million, or 2%, and gross profit decreased $.4 million, or 2%, compared to the three month period ended March 31, 2008. Our net sales decrease was driven by a 14% decrease in total foreign net sales primarily as a result of the effect on the change in currency offset by a 12% increase in the U.S. net sales. The unfavorable effect on the change in the translation rate of local currencies to U.S. dollars compared to 2008 resulted in an $8.1 million decrease in net sales. Gross profit decreased $.4 million primarily due to the decrease in net sales. Costs and expenses remained flat as foreign costs and expenses decreased $1 million, partially offset by an increase in U.S. costs and expenses of $.9 million. As a result, income from continuing operations, net of tax of $2.7 million, decreased $.1 million, compared to the three month period ended March 31, 2008.

THREE MONTH PERIOD ENDED MARCH 31, 2009 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2008
Net Sales. For the three month period ended March 31, 2009, net sales were $58.7 million, a decrease of $1.2 million, or 2%, from the three month period ended March 31, 2008 as summarized in the following table:

	Three month period ended March 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change

Net sales
PLP-USA	$28,671	$25,007	$3,664	$—	$3,664	15%
Australia	5,682	6,905	(1,223)	(2,097)	874	13
Brazil	5,192	6,055	(863)	(1,758)	895	15
South Africa	1,854	1,601	253	(520)	773	48
Canada	2,355	2,366	(11)	(561)	550	23
Poland	2,958	3,935	(977)	(1,354)	377	10
All Other	11,982	13,996	(2,014)	(1,760)	(254)	(2)

Consolidated	$58,694	$59,865	$(1,171)	$(8,050)	$6,879	11%

The increase in PLP-USA net sales of $3.7 million, or 15%, was primarily due to sales volume increase of $2.7 million and a price/ mix increase of $2 million related to our energy sales, and an increase in our exports sales of $.6 million primarily due to product sales mix, partially offset by a sales volume decrease of $2 million in our communication sales. We anticipate a flat to slight increase in sales for the remainder of 2009, although we believe PLP-USA sales for the year may be negatively affected by a continued declining economy and depressed housing market. International net sales for the three month period ended March 31, 2009 were unfavorably affected by $8.1 million when converted to U.S. dollars, as a result of a stronger U.S. dollar to certain foreign currencies. Excluding the effect of currency translation, Australia net sales increased $.9 million, or 13%, primarily as a result of higher volume/ mix in energy sales compared to 2008. Excluding the effect of currency translation, Brazil net sales increased $.9 million, or 15%, primarily as a result of increased volume in energy and telecommunication sales. Excluding the effect of currency translation, South Africa net sales increased $.8 million, or 48%, primarily as a result of increased volume in energy sales. Excluding the effect of currency translation, Canada net sales increased $.6 million, or 23%, due to higher sales volume in their markets. Excluding the effect of currency translation, Poland net sales increased $.4 million primarily due to an increase in sales volume. Excluding the effect of currency translation, All Other net sales decreased $.3 million, or 2%, due to a decrease in volume. We continue to see competitive pricing pressures globally as well as a decline in the global economy which will continue to negatively affect sales and profitability in 2009.
Gross profit. Gross profit of $18.6 million for the three month period ended March 31, 2009 decreased $.4 million, or 2%, compared to the three month period ended March 31, 2008 as summarized in the following table:

	Three month period ended March 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change

Gross profit
PLP-USA	$9,320	$8,100	$1,220	$—	$1,220	15%
Australia	1,553	2,030	(477)	(568)	91	4
Brazil	1,437	1,484	(47)	(481)	434	29
South Africa	743	730	13	(209)	222	30
Canada	967	1,010	(43)	(231)	188	19
Poland	941	934	7	(444)	451	48
All Other	3,617	4,717	(1,100)	(601)	(499)	(11)

Consolidated	$18,578	$19,005	$(427)	$(2,534)	$2,107	11%

PLP-USA gross profit of $9.3 million for the three month period ended March 31, 2009 increased $1.2 million, or 15%, compared to the three month period ended March 31, 2008. PLP-USA gross profit increased primarily due to higher net sales. Excluding the effect of currency translation, the Australia gross profit increase of $.1 million was a result of $.3 million from higher net sales partially offset by higher material costs of $.2 million. Excluding the effect of currency translation, the Brazil gross profit increased $.4 million primarily due to a $.3 million increase in net sales coupled with an improvement in manufacturing efficiencies of $.2 million partially offset by an increase in material costs of $.1 million. Excluding the effect of currency translation, South Africa gross profit increased $.2 million due to $.3 million from an increase in net sales and a $.1 million improvement in manufacturing efficiencies partially offset by higher material costs of $.2 million. Excluding the effect of currency translation, Canada gross profit increased $.2 million primarily due to increased net sales. Excluding the effect of currency translation, Poland gross profit increase of $.5 million was the result of $.2 million from higher net sales, lower material costs of $.4 million partially offset by increased manufacturing costs of $.1 million. Excluding the effect of currency translation, All Other gross profit decreased $.5 million due to higher material costs of $.3 million coupled with an increase in manufacturing costs of $.2 million.
Cost and expenses. Cost and expenses for the three month period ended March 31, 2009 decreased $.1 million, or less than 1%, compared to the three month period ended March 31, 2008 as summarized in the following table:

	Three month period ended March 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change
Costs and expenses
PLP-USA	$8,632	$7,733	$899	$—	$899	12%
Australia	1,233	1,564	(331)	(452)	121	8
Brazil	1,236	1,270	(34)	(413)	379	30
South Africa	274	231	43	(76)	119	52
Canada	393	447	(54)	(93)	39	9
Poland	411	652	(241)	(175)	(66)	(10)
All Other	2,587	2,932	(345)	(432)	87	3

Consolidated	$14,766	$14,829	$(63)	$(1,641)	$1,578	11%

PLP-USA costs and expenses increased $.9 million primarily due to an increase in personnel related costs of $.5 million, consulting expense of $.2 million, commissions related to higher sales of $.3 million and decrease in the cash surrender value of life insurance policies of $.5 million partially offset by a decreases in travel, audit, tax compliance and advertising expenses of $.6 million. Excluding the effect of currency translation, Australia costs and expenses increased $.1 million primarily due to higher personnel related costs due to the BlueSky Energy Pty Ltd acquisition on May 21, 2008. Excluding the effect of currency translation, Brazil costs and expenses increased $.4 million primarily due to personnel related costs. Excluding the effect of currency translation, South Africa’s costs and expenses increased $.1 million primarily due to personnel related costs. Excluding the effect of currency translation, Canada costs and expenses remained relatively flat compared to 2008. Excluding the effect of currency translation, Poland’s costs and expenses decreased $.1 million primarily due to personnel related costs. Excluding the effect of currency translation, All Other costs and expenses increased $.1 million primarily due to personnel related costs.
Operating income. Operating income of $3.8 million for the three month period ended March 31, 2009 decreased $.4 million, or 9%, compared to the three month period ended March 31, 2008 primarily due to the $.4 million decrease in gross profit partially offset by the decrease in costs and expenses. PLP-USA operating income increased $.2 million primarily as a result of the $1.2 million increase in gross profit partially offset by a $.9 million increase in costs and expenses. Australia operating income decreased $.1 million as a result of the $.5 million decrease in gross profit partially offset by a $.3 million decrease in costs and expenses and intercompany royalty expense of $.1 million. Brazil operating income decreased $.1 million primarily as a result of the $.1 million decrease in gross profit. South Africa and Canada operating income remained relatively unchanged compared to the three month period ended March 31, 2008. Poland operating income increased $.2 million primarily as a result of an increase in gross profit. All Other operating income decreased $.7 million primarily as a result of the $1.1 million decrease in gross profit partially offset by the $.3 million decrease in cost and expenses.

Other income. Other income for the three month period ended March 31, 2009 of $.5 million increased $.4 million compared to the three month period ended March 31, 2008. The increase in other income is primarily related to the discovery of natural gas at our corporate headquarters property in Mayfield Village, Ohio. Production of the natural gas well commenced in May 2008.
Income taxes. Income taxes for the three month period ended March 31, 2009 of $1.6 million increased by $.2 million compared, to the same period in 2008. The effective tax rate for the three month period ended March 31, 2009 was 37% compared to 33% in the three month period ended March 31, 2008. The effective tax rate for 2009 is greater than the statutory federal rate of 34% primarily due to the losses in foreign jurisdictions providing no current tax benefits, the effect of permanent nondeductible expenses in the U.S., partially offset by the favorable benefit from foreign earnings in jurisdictions with lower tax rates.
Income from continuing operations, net of tax. As a result of the preceding items, income from continuing operations, net of tax for the three month period ended March 31, 2009 was $2.7 million, compared to income from continuing operations , net of tax of $2.8 million, for the three month period ended March 31, 2008 as summarized in the following table:

	Three month period ended March 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change

Income from continuing operations
PLP-USA	$1,156	$878	$278	$—	$278	32%
Australia	50	88	(38)	(16)	(22)	(25)
Brazil	94	120	(26)	(32)	6	5
South Africa	307	323	(16)	(88)	72	22
Canada	322	301	21	(77)	98	33
Poland	425	200	225	(210)	435	218
All Other	363	924	(561)	(124)	(437)	(47)

Consolidated	$2,717	$2,834	$(117)	$(547)	$430	15%

PLP-USA income from continuing operations, net of tax increased $.3 million primarily as a result of the $.2 million increase in operating income coupled with an increase in other income of $.4 million, partially offset by an increase in income tax expense. Australia, Brazil and South Africa income from continuing operations, net of tax decreased due to a decrease in operating income compared to 2008. Canada income from continuing operations, net of tax remained relatively flat compared to 2008. Poland income from continuing operations, net of tax increased $.2 million primarily as a result of a $.2 million increase in operating income compared to 2008. All Other income from continuing operations, net of tax decreased $.6 million primarily as a result of the $.7 million decrease in operating income partially offset by a decrease in income tax expense.
APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2008 and are, therefore, not presented herein.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
Cash increased $.9 million for the three month period ended March 31, 2009. Net cash provided by operating activities was $3.6 million primarily because of net income, depreciation, an increase in trade payables and accrued liabilities partially offset by an increase in accounts receivable. The major investing and financing uses of cash were $2.2 million in capital expenditures, $1.1 million in dividend payments, and $.2 million in net debt repayments offset by cash proceeds of $.8 million related to the sale of SMP.

Net cash used in investing activities of $1.4 million represents a decrease of $2.2 million when compared to the cash used for investing activities in the three month period ended March 31, 2008. In May 2008, we sold the SMP operations and received the remaining $.8 million in escrow during the first quarter of 2009. Capital expenditures decreased $1.5 million in the three month period ended March 31, 2009 when compared to the same period in 2008 due mostly to a solar installation project at our Spain subsidiary, additional machinery investment at our Poland subsidiary, and a building expansion at our China subsidiary all during 2008.
Cash used in financing activities was $.8 million compared to $2 million in the three month period ended March 31, 2008. This decrease was primarily a result of $.2 million in net debt borrowings in 2009 compared to $.8 million in net debt repayments in 2008.
Our current ratio was 3.1 to 1 at March 31, 2009 and 3.2 to 1 at December 31, 2008. At March 31, 2009, our unused balance under our main credit facility was $20 million and our bank debt to equity percentage was 5%. Our main revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth, and profitability. At March 31, 2009, we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash of $20.8 million, together with our untapped borrowing capacity, provides substantial financial resources. If we were to incur significant additional indebtedness, we expect to be able to meet liquidity needs under our credit facilities. We do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires companies with derivative instruments to disclose information on how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a Company’s financial position, financial performance and cash flows.” SFAS 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on our financial condition, results of operations, or cash flows.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (SFAS 160). This standard amends ARB No. 51 to establish accounting and reporting for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141R, “Business Combinations.” This standard became effective on January 1, 2009. As SFAS 160 is applied prospectively to future business combinations, the only impact to us is the retroactive presentation and disclosure requirements for all periods presented on our consolidated financial statements of noncontrolling interests.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement became effective as of January 1, 2009. The adoption of this statement will only impact our consolidated financial statements to the extent we enter into a business acquisition in the future.
In April 2008, the FASB issued FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles. FSP 142-3 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The adoption of this statement will only impact our consolidated financial statements to the extent we enter into a business acquisition in the future.

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share.” We adopted FSP EITF 03-6-1 as of January 1, 2009. The adoption of FSP EITF 03-6-1 did not have an impact on our consolidated financial statements.
In April 2009, the FASB issued FSP 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141R-1). FSP 141R-1 amends and clarifies SFAS 141R to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, “Accounting for Contingencies,” to determine whether the contingency should be recognized at the acquisition date or after it. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Accordingly, we adopted FSP 141R-1 at the same time as SFAS 141R. The adoption of this statement will only impact our consolidated financial statements to the extent we enter into a business acquisition in the future.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1), which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. We believe the adoption of this staff position will not have a material impact on our financial position or results of operation.
In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), which provides additional guidance in accordance with FAS 157, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009. We have not determined the impact of our adoption of this staff position.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. We have not determined the impact of our adoption of this staff position.
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
The Company has no foreign currency forward exchange contracts outstanding at March 31, 2009. The Company does not hold derivatives for trading purposes.
The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $6.2 million at March 31, 2009. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of less than $.1 million for the three month period ended March 31, 2009.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $2.2 million and on income before tax of less than $.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer and Vice President - Finance, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer and Vice President — Finance, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2009 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS
There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 13, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 15, 2007, the Board of Directors authorized a plan to repurchase up to 200,000 shares of Preformed Line Products Company, superseding any previously authorized plan, including the December 2004 plan. The repurchase plan does not have an expiration date. The following table includes repurchases for the three-month period ended March 31, 2009.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid per	Announced Plans or	under the Plans or
Period (2009)	Purchased	Share	Programs	Programs

January	—	—	185,748	14,252
February	—	—	185,748	14,252
March	—	—	185,748	14,252

Total	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

18.1	Preferability Letter for Change in Method of Depreciation of Ernst & Young LLP, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

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

•	Changes in significant government regulations affecting environmental compliances;

•	The telecommunication market’s continued deployment of Fiber-to-the-Premises;

•	The Company’s ability to obtain funding for future acquisitions;

•	The potential impact of the depressed housing market on the Company’s ongoing profitability and future growth opportunities;

•	Those factors described under the heading “Risk Factors” on page 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 13, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2009	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 8, 2009	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer and Vice President - Finance (Principal Accounting Officer)

EXHIBIT INDEX

18.1	Preferability Letter for Change in Method of Depreciation of Ernst & Young LLP, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.