Form 10-Q
period 2009-06-30
PREFORMED LINE PRODUCTS CO
filed 2009-08-07
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of August 1, 2009: 5,236,939.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30	December 31
Thousands of dollars, except share and per share data	2009	2008

ASSETS
Cash and cash equivalents	$27,701	$19,869
Accounts receivable, less allowances of $974 ($972 in 2008)	41,285	36,899
Inventories — net	49,149	48,412
Deferred income taxes	3,225	2,786
Prepaids and other	4,982	4,704

TOTAL CURRENT ASSETS	126,342	112,670

Property and equipment — net	58,769	55,940
Patents and other intangibles — net	3,538	3,858
Goodwill	6,151	5,520
Deferred income taxes	6,513	6,943
Other assets	6,788	5,944

TOTAL ASSETS	$208,101	$190,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$4,025	$3,101
Current portion of long-term debt	894	494
Trade accounts payable	16,037	14,632
Accrued compensation and amounts withheld from employees	8,925	6,606
Accrued expenses and other liabilities	6,484	4,574
Accrued profit-sharing and other benefits	2,424	3,687
Dividends payable	1,073	1,054
Income taxes payable	1,225	1,100

TOTAL CURRENT LIABILITIES	41,087	35,248

Long-term debt, less current portion	2,930	2,653
Unfunded pension obligation	11,145	11,303
Income taxes payable, noncurrent	1,536	1,405
Deferred income taxes	683	725
Other noncurrent liabilities	2,632	2,540

SHAREHOLDERS’ EQUITY
PLPC shareholders’ equity:
Common stock — $2 par value per share, 15,000,000 shares authorized, 5,236,839 and 5,223,830 issued and outstanding, net of 551,059 treasury shares at par, respectively	10,474	10,448
Paid in capital	4,610	3,704
Retained earnings	150,938	146,624
Accumulated other comprehensive loss	(18,421)	(24,511)

TOTAL PLPC SHAREHOLDERS’ EQUITY	147,601	136,265

Noncontrolling interest	487	736

TOTAL SHAREHOLDERS’ EQUITY	148,088	137,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$208,101	$190,875

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three month periods		Six month periods
	ended June 30		ended June 30
Thousands, except per share data	2009	2008	2009	2008

Net sales	$59,568	$75,362	$118,262	$135,227
Cost of products sold	39,718	51,685	79,834	92,545

GROSS PROFIT	19,850	23,677	38,428	42,682

Costs and expenses
Selling	5,526	6,186	10,890	11,760
General and administrative	7,371	7,691	14,423	15,047
Research and engineering	2,159	2,338	4,220	4,327
Other operating expense (income)	(311)	233	(22)	143

	14,745	16,448	29,511	31,277

OPERATING INCOME	5,105	7,229	8,917	11,405

Other income (expense)
Interest income	87	216	212	430
Interest expense	(107)	(138)	(216)	(277)
Other income (expense)	178	22	657	20

	158	100	653	173

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	5,263	7,329	9,570	11,578

Income taxes	1,721	2,382	3,311	3,797

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	3,542	4,947	6,259	7,781

Income from discontinued operations, net of tax	—	620	—	769

NET INCOME	3,542	5,567	6,259	8,550

Net income (loss) attributable to noncontrolling interest, net of tax	(42)	78	(47)	111

NET INCOME ATTRIBUTABLE TO PLPC	$3,584	$5,489	$6,306	$8,439

BASIC EARNINGS PER SHARE
Income per share from continuing operations attributable to PLPC shareholders	$0.69	$0.92	$1.21	$1.44

Discontinued operations attributable to PLPC common shareholders	$—	$0.12	$—	$0.14

Net income attributable to PLPC common shareholders	$0.69	$1.04	$1.21	$1.58

DILUTED EARNINGS PER SHARE
Income per share from continuing operations attributable to PLPC shareholders	$0.68	$0.91	$1.19	$1.43

Discontinued operations attributable to PLPC common shareholders	$—	$0.12	$—	$0.14

Net income attributable to PLPC common shareholders	$0.68	$1.03	$1.19	$1.57

Cash dividends declared per share	$0.20	$0.20	$0.40	$0.40

Weighted-average number of shares outstanding — basic	5,231	5,296	5,228	5,339

Weighted-average number of shares outstanding — diluted	5,311	5,345	5,306	5,387

Amount attributable to PLPC common shareholders
Income from continuing operations, net of tax	$3,584	$4,869	$6,306	$7,670
Discontinued operations, net of tax	—	620	—	769

Net Income	$3,584	$5,489	$6,306	$8,439

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Six month periods
	ended June 30
Thousands of dollars	2009	2008

OPERATING ACTIVITIES
Net income	$6,259	$8,550
Less: income from discontinued operations	—	769

Income from continuing operations	6,259	7,781

Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,404	3,983
Provision for accounts receivable allowances	345	248
Provision for inventory reserves	1,548	735
Deferred income taxes	95	(330)
Share-based compensation expense	669	88
Excess tax benefits from share-based awards	(75)	(16)
Net investment in life insurance	(33)	(196)
Other — net	(9)	67
Changes in operating assets and liabilities:
Accounts receivable	(4,947)	(11,113)
Inventories	431	35
Trade accounts payables and accrued liabilities	3,154	4,950
Income taxes payable	517	1,175
Other — net	(144)	(1,256)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,214	6,151

INVESTING ACTIVITIES
Capital expenditures	(4,198)	(6,256)
Business acquisitions	(433)	(231)
Proceeds from the sale of discontinued operations	750	11,783
Proceeds from the sale of property and equipment	89	185

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(3,792)	5,481

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	818	(987)
Proceeds from the issuance of long-term debt	706	3,600
Payments of long-term debt	(250)	(4,330)
Dividends paid	(2,125)	(2,152)
Excess tax benefits from share-based awards	75	16
Proceeds from issuance of common shares	188	201
Purchase of common shares for treasury	(57)	(7,457)

NET CASH USED IN FINANCING ACTIVITIES	(645)	(11,109)

Effects of exchange rate changes on cash and cash equivalents	1,055	54

Net increase in cash and cash equivalents	7,832	577

NET CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows	—	958
Investing cash flows	—	(1,596)

NET CASH USED IN DISCONTINUED OPERATIONS	—	(638)

Cash and cash equivalents at beginning of period	19,869	23,392

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,701	$23,331

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
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.
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
Management has evaluated all activity through the filing of these financial statements, August 7, 2009, and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to Consolidated Financial Statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to current year presentation.
NOTE B — OTHER FINANCIAL STATEMENT INFORMATION
Inventories — net

	June 30	December 31
	2009	2008

Finished products	$21,988	$21,829
Work-in-process	3,145	2,382
Raw materials	31,179	32,231

	56,312	56,442
Excess of current cost over LIFO cost	(3,577)	(5,122)
Noncurrent portion of inventory	(3,586)	(2,908)

	$49,149	$48,412

Noncurrent inventory is included in other assets on the consolidated balance sheets and is principally comprised of raw materials.

Property and equipment — net
Major classes of property and equipment are stated at cost and were as follows:

	June 30	December 31
	2009	2008

Land and improvements	$5,707	$5,490
Buildings and improvements	48,901	47,048
Machinery and equipment	97,028	91,097
Construction in progress	3,181	2,133

	154,817	145,768
Less accumulated depreciation	96,048	89,828

	$58,769	$55,940

Property and equipment are recorded at cost. Depreciation for the Company’s PLP-USA assets prior to January 1, 2009 were computed using accelerated methods over the estimated useful lives, with the exception of personal computers, which were depreciated over three years using the straight-line method. Effective January 1, 2009, the Company changed its method of computing depreciation from accelerated methods to the straight-line method for its PLP-USA assets. Based on Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” (FAS 154), the Company determined that the change in depreciation method from an accelerated method to a straight-line method is a change in accounting estimate affected by a change in accounting principle. Per FAS 154, a change in accounting estimate affected by a change in accounting principle is to be applied prospectively. The change is considered preferable because the straight-line method will more accurately reflect the pattern of usage and the expected benefits of such assets and provide greater consistency with the depreciation methods used by other companies in the Company’s industry. The net book value of assets acquired prior to January 1, 2009 with useful lives remaining will be depreciated using the straight-line method prospectively. As a result of the change to the straight-line method of depreciating PLP-USA’s assets, depreciation expense decreased $.1 million, or $.02 per basic and diluted share, and $.2 million, or $.04 per basic and diluted share, for the three month and six month periods ended June 30, 2009, and the decrease is expected to approximate such amount in each of the remaining quarters in 2009.
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
Comprehensive income
The components of comprehensive income (loss) for the three and six month periods ended June 30, 2009 are as follows:

	PLPC		Noncontrolling interest		Total
	Three month period		Three month period		Three month period
	ended June 30		ended June 30		ended June 30
	2009	2008	2009	2008	2009	2008

Net income (loss)	$3,584	$5,489	$(42)	$78	$3,542	$5,567
Other comprehensive income, net of tax:
Change in unrealized gains on available-for-sale securities, net of tax	88	—	—	—	88	—
Foreign currency translation adjustments	9,172	3,200	9	6	9,181	3,206
Recognized net actuarial loss	84	4	—	—	84	4

Total other comprehensive income, net of tax	9,344	3,204	9	6	9,353	3,210

Comprehensive income (loss)	$12,928	$8,693	$(33)	$84	$12,895	$8,777

	PLPC		Noncontrolling interest		Total
	Six month period		Six month period		Six month period
	ended June 30		ended June 30		ended June 30
	2009	2008	2009	2008	2009	2008

Net income (loss)	$6,306	$8,439	$(47)	$111	$6,259	$8,550
Other comprehensive income, net of tax:
Change in unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—
Foreign currency translation adjustments	5,923	5,104	6	6	5,929	5,110
Recognized net actuarial loss	167	8	—	—	167	8

Total other comprehensive income, net of tax	6,090	5,112	6	6	6,096	5,118

Comprehensive income (loss)	$12,396	$13,551	$(41)	$117	$12,355	$13,668

Legal proceedings
From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations, or cash flows.
NOTE C — PENSION PLANS
PLP-USA hourly employees of the Company who meet specific requirements as to age and service are covered by a defined benefit pension plan. The Company uses a December 31 measurement date for this plan. Net periodic benefit cost for this plan included the following components:

	Three month period		Six month period
	ended June 30		ended June 30
	2009	2008	2009	2008
Service cost	$216	$167	$431	$335
Interest cost	292	256	584	512
Expected return on plan assets	(183)	(261)	(366)	(522)
Recognized net actuarial loss	132	6	264	12

Net periodic benefit cost	$456	$168	$913	$337

During the six month period ended June 30, 2009, $.8 million of contributions have been made to the plan. The Company presently anticipates contributing an additional $1.9 million to fund its pension plan in 2009.
NOTE D — COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and six month periods ended June 30, 2009 and 2008 were as follows:

	For the three month		For the six month
	period ended June 30		period ended June 30
	2009	2008	2009	2008

Numerator
Amount attributable to PLPC shareholders
Income from continuing operations	$3,584	$4,869	$6,306	$7,670
Income from discontinued operations	—	620	—	769

Net income attributable to PLPC	$3,584	$5,489	$6,306	$8,439

Denominator (in thousands)
Determination of shares
Weighted-average common shares outstanding	5,231	5,296	5,228	5,339
Dilutive effect — share-based awards	80	49	78	48

Diluted weighted-average common shares outstanding	5,311	5,345	5,306	5,387

Earnings per common share attributable to PLPC shareholders
Basic
Income from continuing operations	$0.69	$0.92	$1.21	$1.44

Income from discontinued operations	$—	$0.12	$—	$0.14

Net income attributable to PLPC	$0.69	$1.04	$1.21	$1.58

Diluted
Income from continuing operations	$0.68	$0.91	$1.19	$1.43

Income from discontinued operations	$—	$0.12	$—	$0.14

Net income attributable to PLPC	$0.68	$1.03	$1.19	$1.57

For the three and six month periods ended June 30, 2009, 13,000 and 43,450 stock options were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price, and as such they are anti-dilutive. For the three and six month periods ended June 30, 2008, 13,000 stock options were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price, and as such they are anti-dilutive.
NOTE E — GOODWILL AND OTHER INTANGIBLES
The Company’s finite and indefinite-lived intangible assets consist of the following:

	June 30, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets
Patents	$4,807	$(3,057)	$4,807	$(2,901)
Land use rights	1,275	(43)	1,350	(32)
Customer relationships	1,003	(447)	1,003	(369)

	$7,085	$(3,547)	$7,160	$(3,302)

Indefinite-lived intangible assets

Goodwill	$6,151		$5,520

The Company performs its annual impairment test for goodwill utilizing a discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill and other indefinite life intangibles have been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly changed. However, the Company believes that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.
The Company performed its annual impairment test for goodwill pursuant to SFAS No. 142, “Goodwill and Intangible Assets” as of January 1, 2009, and determined that no adjustment to the carrying value of goodwill was required. The aggregate amortization expense for other intangibles with finite lives for each of the three and six month periods ended June 30, 2009 and 2008 was $.1 million and $.2 million. Amortization expense is estimated to be $.5 million annually for 2009 and 2010, and $.4 million annually for 2011 through 2013.

The Company’s addition of $.4 million to goodwill is related to an earnout payment for Direct Power and Water Corporation, acquired in March 2007. The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the six month period ended June 30, 2009, are as follows:

	Australia	South Africa	Poland	All Other	Total

Balance at January 1, 2009	$1,735	$41	$1,140	$2,604	$5,520
Additions	—	—	—	433	433
Curency translation	286	8	(94)	(2)	198

Balance at June 30, 2009	$2,021	$49	$1,046	$3,035	$6,151

NOTE F — SHARE-BASED COMPENSATION
The 1999 Stock Option Plan
The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At June 30, 2009, there were 9,000 options remaining available for issuance under the Plan. The Plan expires on December 14, 2009. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years, and expire ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.
There were no options granted during the six month period ended June 30, 2009. There were 13,000 options granted during the six month period ended June 30, 2008. The fair value for the stock options granted in 2008 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2008
Risk-free interest rate	4.2%
Dividend yield	2.8%
Expected life (years)	6
Expected volatility	34.4%
Activity in the Company’s stock option plan for the six month period ended June 30, 2009 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value

Outstanding at January 1, 2009	107,092	$27.83
Granted	—	—
Exercised	(13,609)	$15.95
Forfeited	—	—

Outstanding (vested and expected to vest) at June 30, 2009	93,483	$29.56	5.1	$1,454

Exercisable at June 30, 2009	83,233	$27.57	4.6	$1,422

The weighted-average grant-date fair value of options granted during 2008 was $15.52. The total intrinsic value of stock options exercised during the six month periods ended June 30, 2009 and 2008 was $.4 million and $.1 million. Cash received for the exercise of stock options during 2009 was $.2 million. The total fair value of stock options vested during the six month periods ended June 30, 2009 and 2008 was $.1 million for each period.
For the six month periods ended June 30, 2009 and 2008, the Company recorded compensation expense related to the stock options of $.1 million. The total compensation cost related to nonvested awards not yet recognized at June 30, 2009 approximates $.1 million over the next two years.
The excess tax benefits from stock-based awards for the six month period ended June 30, 2009 was $.1 million and represents the reduction in income taxes otherwise payable during the period, attributable to actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.
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
Because the award of restricted shares is compensatory, the restricted shares are granted at no cost to the employees; however, the participant must remain employed with the Company until the restrictions on the restricted shares lapse. The fair value of restricted share awards is based on the market price of an unrestricted common share on the grant date. The Company currently estimates that no awards will be forfeited.
A summary of the restricted share awards for the six month period ended June 30, 2009 is as follows:

	Restricted Share Awards
	Performance		Total	Weighted-Average
	and Service	Service	Restricted	Grant-Date
	Required	Required	Awards	Fair Value
Nonvested as of January 1, 2009	39,364	4,273	43,637	$54.74
Granted	75,982	8,202	84,184	29.75
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested as of June 30, 2009	115,346	12,475	127,821	$38.28

For time-based awards, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense. As of June 30, 2009, there was $.4 million of total unrecognized compensation cost related to time-based restricted share awards that is expected to be recognized over the weighted-average remaining period of 27 months. For the six month period ended June 30, 2009, time-based compensation expense was $.1 million.
For the performance-based awards, the number of restricted shares in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and net sales over a requisite performance period. Depending on the extent to which the performance criterions are satisfied under the LTIP, the participants are eligible to earn common shares at the end of the vesting period. Performance-based compensation expense for the six month period ended June 30, 2009 was $.5 million and is recorded in General and administrative expense. As of June 30, 2009, the remaining performance-based restricted share awards compensation expense of $2.5 million is expected to be recognized over a weighted-average remaining period of 21 months.

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
To satisfy the vesting of its restricted share awards, the Company has reserved new shares from its authorized but unissued shares. Any additional granted awards will also be issued from the Company’s authorized but unissued shares. Under the LTIP, there are 172,179 common shares currently available for additional grants.
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
In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), which provides additional guidance in accordance with FAS 157, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have an impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1), which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on the Company’s consolidated financial statements.
The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At June 30, 2009, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	June 30, 2009		December 31, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value

Long-term debt and related current maturities	$3,767	$3,824	$3,294	$3,147

NOTE H — RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (SFAS 160). This standard amends ARB No. 51 to establish accounting and reporting for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141R, “Business Combinations.” This standard became effective on January 1, 2009. As SFAS 160 is applied prospectively to future business combinations, the impact to the Company is the retroactive presentation and disclosure requirements for all periods presented on the Company’s consolidated financial statements of noncontrolling interests.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement became effective for the Company as of January 1, 2009. The adoption of this statement will impact the Company’s consolidated financial statements to the extent the Company enters into a business acquisition in the future.
In April 2009, the FASB issued FSP 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141R-1). FSP 141R-1 amends and clarifies SFAS 141R to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, “Accounting for Contingencies,” to determine whether the contingency should be recognized at the acquisition date or thereafter. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Accordingly, the Company adopted FSP 141R-1 at the same time as SFAS 141R. The adoption of this statement will impact the Company’s consolidated financial statements to the extent the Company enters into a business acquisition in the future.
In May 2009, the FASB issued FAS 165, “Subsequent Events” (FAS 165), which established principles and requirements for subsequent events. FAS 165 details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. This statement is effective for interim or annual reporting periods ending after June 15, 2009. The adoption of this statement impacted the Company’s disclosure reporting requirements and did not have an impact on the Company’s financial condition, results of operations, or cash flows.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2), which amend the other-than-temporary impairment guidance for debt and equity securities. FSP FAS No. 115-2 and FAS No. 124-2 modify the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 115-2 and FAS No. 124-2 did not have an impact on the Company’s consolidated financial statements.

NOTE I — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” (FAS 166), an amendment of FAS 140. FAS 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s financial condition, results of operations, or cash flows.
In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“Interpretation”), as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation, including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. FAS 167 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s financial condition, results of operations, or cash flows.
In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (FAS 168). FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

NOTE J — SEGMENT INFORMATION
The following tables present a summary of the Company’s reportable segments for the three and six month periods ended June 30, 2009 and 2008. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three month period		Six month period
	ended June 30		ended June 30
	2009	2008	2009	2008
Net sales
PLP-USA	$26,028	$30,697	$54,699	$55,704
Australia	6,260	7,783	11,942	14,688
Brazil	5,690	9,884	10,882	15,939
South Africa	2,293	2,536	4,147	4,137
Canada	3,200	2,706	5,555	5,072
Poland	2,737	5,439	5,695	9,374
All Other	13,360	16,317	25,342	30,313

Total net sales	$59,568	$75,362	$118,262	$135,227

Intersegment sales
PLP-USA	$1,545	$1,609	$3,075	$3,051
Australia	19	21	34	19
Brazil	230	425	970	1,010
South Africa	192	307	204	500
Canada	80	163	116	213
Poland	306	104	744	232
All Other	2,771	1,395	5,230	4,334

Total intersegment sales	$5,143	$4,024	$10,373	$9,359

Interest income
PLP-USA	$—	$21	$15	$67
Australia	5	31	9	55
Brazil	20	18	38	29
South Africa	29	46	67	73
Canada	3	24	10	53
Poland	9	1	18	4
All Other	21	75	55	149

Total interest income	$87	$216	$212	$430

Interest expense
PLP-USA	$—	$(14)	$(8)	$(22)
Australia	(20)	(46)	(35)	(96)
Brazil	(14)	(3)	(25)	(5)
South Africa	(1)	—	(1)	—
Canada	—	—	—	—
Poland	(4)	(22)	(12)	(40)
All Other	(68)	(53)	(135)	(114)

Total interest expense	$(107)	$(138)	$(216)	$(277)

Income from continuing operations, net of tax
PLP-USA	$1,094	$1,471	$2,250	$2,349
Australia	62	139	112	227
Brazil	51	456	145	576
South Africa	304	591	611	914
Canada	616	540	938	841
Poland	123	522	548	722
All Other	1,292	1,228	1,655	2,152

Total income from continuing operations, net of tax	3,542	4,947	6,259	7,781
Income from discontinued operations, net of tax	—	620	—	769

Net income	3,542	5,567	6,259	8,550
Net income (loss) attributable to noncontrolling interest, net of tax	(42)	78	(47)	111

Net income attributable to PLPC	$3,584	$5,489	$6,306	$8,439

	June 30	December 31
	2009	2008
Assets
PLP-USA	$73,578	$72,641
Australia	23,560	19,438
Brazil	21,507	16,087
South Africa	7,982	5,569
Canada	10,060	8,545
Poland	13,394	13,920
All Other	58,020	54,675

Total assets	$208,101	$190,875

NOTE K — INCOME TAXES
The Company’s effective tax rate was 33% for the three month periods ended June 30, 2009 and 2008, and 35% and 33% for the six month periods ended June 30, 2009 and 2008, respectively. The higher effective tax rate for the period ending June 30, 2009 is primarily due to the losses in foreign jurisdictions providing no current tax benefits and the effect of permanent nondeductible expenses in the U.S., partially offset by the favorable benefit from foreign earnings in jurisdictions with lower tax rates.
The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets will not be realized.
As of June 30, 2009, the Company had gross unrecognized tax benefits of approximately $1.2 million. Under the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” the Company may decrease its unrecognized tax benefits by $.6 million within the next twelve months due to the expiration of statues of limitations. The Company recognized less than $.1 million of additional unrecognized tax benefit for the three month period ended June 30, 2009.
NOTE L — BUSINESS COMBINATIONS
On May 21, 2008, the Company entered into an agreement for $.3 million to form a joint venture between the Company’s Australian subsidiary, Preformed Line Products Australia Pty Ltd (PLP-AU) and BlueSky Energy Pty Ltd, a solar systems integration and installation business based in Sydney, Australia. PLP-AU holds a 50% ownership interest in the new joint venture company, which will operate under the name BlueSky Energy Australia (BlueSky), with the option to acquire the remaining 50% ownership interest from BlueSky Energy Pty Ltd over the next five years. BlueSky Energy Pty Ltd has transferred technology and assets to the joint venture. The Company’s consolidated balance sheet as of June 30, 2009 reflects the acquisition of the joint venture under the purchase method of accounting and due to the immateriality of the joint venture on the results of operations no additional disclosures are included. The allocation of the purchase price has been finalized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) is an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries. Our primary products support, protect, connect, terminate, and secure cables and wires. We also provide solar hardware systems and mounting hardware for a variety of solar power applications. Our goal is to continue to achieve profitable growth as a leader in the innovation, development, manufacture, and marketing of technically advanced products and services related to energy, communications, and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets.
The reportable segments are PLP-USA, Australia, Brazil, South Africa, Canada, Poland, and All Other. Our PLP-USA segment is comprised of our U.S. operations primarily supporting our domestic energy and telecommunications products. The Australia segment is comprised of all of our operations in Australia supporting energy, telecommunications, data communications and solar products. Our Canada and Brazil segments are comprised of the manufacturing and sales operations from those locations which meet at least one of the criteria of a reportable segment. Our final two segments are Poland and South Africa, which are comprised of a manufacturing and sales operation, and have been included as segments to comply with reporting segments for 75% of consolidated sales. Our remaining operations are included in the All Other segment as none of these operations meet, or the future estimated results are not expected to meet the criteria for a reportable segment.
DISCONTINUED OPERATION
Our consolidated financial statements were impacted by the divestiture of Superior Modular Products (SMP) on May 30, 2008. We sold our SMP subsidiary for $11.8 million, which included a $.8 million gain, net of tax, and a holdback of $1.5 million. During the six month period ended June 30, 2009, we received the remaining balance of $.8 million of the holdback. We have not had any significant continuing involvement in the operations of SMP after the closing of the sale. For tax purposes, the sale of SMP generated a capital loss, which was not deductible except for amounts used to offset capital gains in the current year and from a preceding year. A full valuation allowance was provided against the deferred tax asset on the remaining portion of the capital loss carryover.
The operating results of SMP are presented in our consolidated statements of operations as income from discontinued operations, net of tax, and all periods presented have been reclassified. For the three month period ended June 30, 2008, income from discontinued operations, net of tax was $.6 million, or $.12 per diluted share. Income from discontinued operations, net of tax for the six month period ended June 30, 2008 was $.8 million, or $.14 per diluted share.
Preface
Our net sales for the three month period ended June 30, 2009 decreased $15.8 million, or 21%, and gross profit decreased $3.8 million, or 16%, compared to the three month period ended June 30, 2008. Our net sales decrease was impacted by a 27% decrease in total foreign net sales and a 14% decrease in U.S net sales due to the weaker end market. Of the 21% decrease in net sales, 9% was from an unfavorable effect on the change in the translation rate of local currencies as a result of a stronger U.S. dollar to certain foreign currencies compared to 2008. Therefore, excluding the effect of currency translation, net sales decreased 12% compared to 2008. Excluding the effect of currency translation, gross profit decreased 8% compared to the 2008, primarily due to the decrease in net sales partially offset by an improvement in production costs. Costs and expenses decreased $1.7 million, or 10%. Excluding the effect of currency translation, costs and expenses decreased 2% compared to 2008. As a result, income from continuing operations, net of tax, of $3.5 million, decreased $1.4 million, or 28%, and excluding the unfavorable effect on the change in the translation rates to local currencies, income from continuing operations, net of tax, decreased 22% compared to 2008.
Our net sales for the six month period ended June 30, 2009 decreased $17 million, or 13%, and gross profit decreased $4.3 million, or 10%, compared to the six month period ended June 30, 2008. Excluding an unfavorable effect on the change in the translation rate of local currencies as a result of a stronger U.S. dollar to certain foreign currencies, net sales decreased 2%. During the first six months, especially during the three month period ended June 30, 2009, certain of the end markets that we serve continued to see further sales declines. Gross profit decreased $4.3 million, or 6%, primarily due to the decrease in net sales. Excluding the effect of currency translation, gross profit decreased 1% compared to 2008. Costs and expenses decreased $1.8 million, or 6%, as foreign costs and expenses decreased $2 million partially offset by an increase in U.S. costs and expenses of $.2 million. As a result, income from continuing operations, net of tax, of $6.3 million, decreased $1.5 million, or 20%, compared to 2008. Excluding the effect of currency translation, income from continuing operations, net of tax, decreased 8% compared to 2008.

Despite the current economic conditions, our financial condition remains strong. We continue to generate substantial cash flows from operations, have proactively managed working capital and controlled capital spending. We currently have a debt to equity ratio of 5% and can borrow needed funds at an affordable interest rate from our untapped main credit facility. While current worldwide economic conditions necessitate that we concentrate our efforts on maintaining our financial strengths, we believe there are many available opportunities for growth. We are pursuing these opportunities as appropriate in the current environment in order to strongly position ourselves for when the economic recovery ultimately happens.
THREE MONTH PERIOD ENDED JUNE 30, 2009 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2008
Net Sales. For the three month period ended June 30, 2009, net sales were $59.6 million, a decrease of $15.8 million, or 21%, from the three month period ended June 30, 2008. Excluding the effect of currency translation, net sales decreased 12% as summarized in the following table:

	Three month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	tranlation	change
Net sales
PLP-USA	$26,028	$30,697	$(4,669)	$—	$(4,669)	(15)%
Australia	6,260	7,783	(1,523)	(1,540)	17	—
Brazil	5,690	9,884	(4,194)	(1,424)	(2,770)	(28)
South Africa	2,293	2,536	(243)	(219)	(24)	(1)
Canada	3,200	2,706	494	(503)	997	37
Poland	2,737	5,439	(2,702)	(1,376)	(1,326)	(24)
All Other	13,360	16,317	(2,957)	(1,559)	(1,398)	(9)

Consolidated	$59,568	$75,362	$(15,794)	$(6,621)	$(9,173)	(12)%

The decrease in PLP-USA net sales of $4.7 million, or 15%, was primarily due to an overall sales volume/ mix decrease. International net sales were unfavorably affected by $6.6 million when converted to U.S. dollars, as a result of a stronger U.S. dollar to certain foreign currencies. Excluding the effect of currency translation, Australia and South Africa net sales remained flat compared to 2008. Excluding the effect of currency translation, Brazil net sales decreased $2.8 million, or 28%, primarily as a result of lower sales volume in their markets. Excluding the effect of currency translation, Canada net sales increased $1 million, or 37%, due to higher sales volume in their markets. Excluding the effect of currency translation, Poland net sales decreased $1.3 million, or 24%, primarily due to a decrease in sales volume. Excluding the effect of currency translation, All Other net sales decreased $1.4 million, or 9%, due to a decrease in sales volume. We continue to see competitive pricing pressures globally as well as a decline in the global economy which will continue to negatively affect sales and profitability in 2009.

Gross profit. Gross profit of $19.9 million for the three month period ended June 30, 2009 decreased $3.8 million, or 16%, compared to the three month period ended June 30, 2008. Excluding the effect of currency translation, gross profit decreased 8% as summarized in the following table:

	Three month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change

Gross profit
PLP-USA	$8,808	$9,584	$(776)	$—	$(776)	(8)%
Australia	1,694	2,343	(649)	(402)	(247)	(11)
Brazil	1,302	2,030	(728)	(328)	(400)	(20)
South Africa	901	1,258	(357)	(93)	(264)	(21)
Canada	1,435	1,271	164	(228)	392	31
Poland	800	1,497	(697)	(399)	(298)	(20)
All Other	4,910	5,694	(784)	(546)	(238)	(4)

Consolidated	$19,850	$23,677	$(3,827)	$(1,996)	$(1,831)	(8)%

PLP-USA gross profit of $8.8 million decreased $.8 million, or 8%. PLP-USA gross profit decreased primarily as a result of lower sales volume and an unfavorable product mix. Excluding the effect of currency translation, the Australia gross profit decrease of $.2 million was a result of higher material costs of $.5 million partially offset by an improvement in manufacturing efficiencies. Excluding the effect of currency translation, the Brazil gross profit decrease of $.4 million was primarily due to a $.6 million decrease on lower net sales partially offset by improved production margins. Excluding the effect of currency translation, South Africa gross profit decreased $.3 million due primarily to a $.2 million increase in higher material and manufacturing costs. Excluding the effect of currency translation, Canada gross profit increased $.4 million primarily due to an increase in net sales. Excluding the effect of currency translation, Poland’s gross profit decreased as a result of lower net sales. Excluding the effect of currency translation, All Other gross profit decreased $.2 million primarily as a result of $.4 million from lower sales volume partially offset by improved production margins.
Cost and expenses. Cost and expenses for the three month period ended June 30, 2009 decreased $1.7 million, or 10%, compared to the three month period ended June 30, 2008. Excluding the effect of currency translation, cost and expenses decreased 2% as summarized in the following table:

	Three month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change
Costs and expenses
PLP-USA	$7,753	$8,555	$(802)	$—	$(802)	(9)%
Australia	1,293	1,755	(462)	(318)	(144)	(8)
Brazil	1,217	1,261	(44)	(242)	198	16
South Africa	417	359	58	(39)	97	27
Canada	388	408	(20)	(63)	43	11
Poland	650	829	(179)	(330)	151	18
All Other	3,027	3,281	(254)	(408)	154	5

Consolidated	$14,745	$16,448	$(1,703)	$(1,400)	$(303)	(2)%

PLP-USA costs and expenses decreased $.8 million primarily due to an increase in the cash surrender values of life insurance policies of $.2 million, a gain on foreign currency transactions of $.3 million, a $.3 million decrease in professional fees, lower commissions related to lower sales and the mix of commissionable sales of $.1 million, a decrease in advertising, repairs and maintenance, and professional and technical services of $.4 million, partially offset by an increase in personnel related costs of $.4 million and consulting expense of $.1 million. Excluding the effect of currency translation, Australia costs and expenses decreased $.1 million primarily due to lower personnel related costs. Excluding the effect of currency translation, Brazil costs and expenses increased $.2 million primarily due to personnel related costs, consulting, and commissions. Excluding the effect of currency translation, South Africa’s costs and expenses increased $.1 million primarily due to personnel related costs, consulting and administrative expenses. Excluding the effect of currency translation, Canada costs and expenses remained relatively unchanged compared to 2008. Excluding the effect of currency translation, Poland’s costs and expenses increased $.2 million primarily due to personnel related costs, travel and administrative expenses. Excluding the effect of currency translation, All Other costs and expenses increased $.2 million primarily due to personnel related costs.
Operating income. Operating income of $5.1 million for the three month period ended June 30, 2009 decreased $2.1 million, or 29%, compared to the three month period ended June 30, 2008 primarily due to the $3.8 million decrease in gross profit partially offset by the decrease in costs and expenses of $1.7 million. PLP-USA operating income decreased $.3 million primarily as a result of the $.8 million decrease in gross profit coupled with a $.3 million decrease in intercompany royalty income partially offset by a $.8 million decrease in costs and expenses. International operating income was unfavorably affected by $.4 million when converted to U.S. dollars as a result of a stronger U.S. dollar to certain foreign currencies. Excluding the effect of currency translation, Australia operating income decreased $.1 million as a result of the $.2 million decrease in gross profit partially offset by a $.1 million decrease in costs and expenses. Excluding the effect of currency translation, Brazil operating income decreased $.5 million primarily as a result of the $.4 million decrease in gross profit coupled with a $.2 million increase in costs and expenses offset by a $.1 million decrease in intercompany royalty expense. Excluding the effect of currency translation, South Africa operating income decreased $.4 million as a result of the $.3 million decrease in gross profit coupled with a $.1 million increase in costs and expenses. Excluding the effect of currency translation, Canada operating income increased $.3 million primarily as a result of an increase in gross profit. Excluding the effect of currency translation, Poland operating income decreased $.4 million primarily as a result of a decrease in gross profit of $.3 million coupled with an increase in cost and expenses. Excluding the effect of currency translation, All Other operating income decreased $.3 million primarily as a result of the $.2 million decrease in gross profit coupled with a $.2 million increase in cost and expenses partially offset by lower intercompany royalty expense.
Other income (expense). Other income (expense) for the three month period ended June 30, 2009 of $.2 million increased $.1 million compared to the three month period ended June 30, 2008. Other income (expense) increased primarily related to the generation of natural gas at our corporate headquarters property in Mayfield Village, Ohio. Production of the natural gas well commenced in May 2008. The increase related to the natural gas well was partially offset by a decrease in interest income.
Income taxes. Income taxes from continuing operations for the three month period ended June 30, 2009 of $1.7 million were $.7 million lower than the three month period ended June 30, 2008. The effective tax rate for the three month periods ended June 30, 2009 and 2008 was 33%. The effective tax rate for three month period ended June 30, 2009 is lower than the statutory federal rate of 34% primarily due to increased foreign earnings in jurisdictions with lower tax rates.

Income from continuing operations, net of tax. As a result of the preceding items, income from continuing operations, net of tax for the three month period ended June 30, 2009 was $3.5 million, compared to income from continuing operations, net of tax of $4.9 million, for the three month period ended June 30, 2008. Excluding the effect of currency translation, income from continuing operations, net of tax decreased, $1.1 million, or 22% as summarized in the following table:

	Three month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change
Income from continuing operations, net of tax
PLP-USA	1,094	$1,471	$(377)	$—	$(377)	(26)%
Australia	62	139	(77)	(7)	(70)	(50)
Brazil	51	456	(405)	(77)	(328)	(72)
South Africa	304	591	(287)	(34)	(253)	(43)
Canada	616	540	76	(97)	173	32
Poland	123	522	(399)	(56)	(343)	(66)
All Other	1,292	1,228	64	(48)	112	9

Consolidated	$3,542	$4,947	$(1,405)	$(319)	$(1,086)	(22)%

PLP-USA income from continuing operations, net of tax decreased $.4 million as a result of the $.3 million decrease in operating income coupled with an increase in income taxes of $.3 million partially offset by an increase in other income of $.2 million. Excluding the effect of currency translation, Australia income from continuing operations, net of tax, decreased $.1 million due to a decrease in operating income partially offset by lower income taxes. Excluding the effect of currency translation, Brazil income from continuing operations, net of tax,decreased $.3 million as a result of lower operating income of $.5 million partially offset by a decrease in income taxes of $.2 million. Excluding the effect of currency translation, South Africa income from continuing operations, net of tax, decreased $.3 million as a result of a decrease in operating income of $.4 million partially offset by lower income taxes of $.1 million. Excluding the effect of currency translation, Canada income from continuing operations, net of tax, increased $.2 million primarily as a result of a $.3 million increase in operating income partially offset by an increase in income taxes. Excluding the effect of currency translation, Poland income from continuing operations, net of tax, decreased $.3 million primarily as a result of a $.4 million decrease in operating income partially offset by a decrease in income taxes of $.1 million. Excluding the effect of currency translation, All Other income from continuing operations, net of tax increased $.1 million primarily as a result of the $.5 million decrease in income taxes partially offset by a $.3 million decrease in operating income coupled with lower other income.
SIX MONTH PERIOD ENDED JUNE 30, 2009 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2008
Net Sales. For the six month period ended June 30, 2009, net sales were $118.3 million, a decrease of $17 million, or 13%, compared to the six month period ended June 30, 2008. Excluding the effect of currency translation, net sales decreased 2% as summarized in the following table:

	Six month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change
Net sales
PLP-USA	$54,699	$55,704	$(1,005)	$—	$(1,005)	(2)%
Australia	11,942	14,688	(2,746)	(3,639)	893	6
Brazil	10,882	15,939	(5,057)	(3,206)	(1,851)	(12)
South Africa	4,147	4,137	10	(724)	734	18
Canada	5,555	5,072	483	(1,064)	1,547	31
Poland	5,695	9,374	(3,679)	(2,729)	(950)	(10)
All Other	25,342	30,313	(4,971)	(3,320)	(1,651)	(5)

Consolidated	$118,262	$135,227	$(16,965)	$(14,682)	$(2,283)	(2)%

The decrease in PLP-USA net sales of $1 million, or 2%, was primarily due to a sales volume/mix decrease. We anticipate a flat to slight decrease in sales compared to the first half of 2009 for the remainder of 2009, as we believe PLP-USA will continue to be negatively affected by a continued difficult economy and depressed housing market for the remainder of the year. International net sales for the six month period ended June 30, 2009 were unfavorably affected by $14.7 million when converted to U.S. dollars, as a result of a stronger U.S. dollar to certain foreign currencies. Excluding the effect of currency translation, Australia net sales increased $.9 million, or 6%, primarily as a result of higher volume/ mix in energy sales and the increase in sales related to BlueSky Energy Pty Ltd, a solar systems integration and installation business entered into on May 21, 2008. Excluding the effect of currency translation, Brazil net sales decreased $1.9 million, or 12%, primarily as a result of lower sales volume in their markets. Excluding the effect of currency translation, South Africa net sales increased $.7 million, or 18%, primarily as a result of increased volume in energy sales. Excluding the effect of currency translation, Canada net sales increased $1.5 million, or 31%, due to higher sales volume in their markets. Excluding the effect of currency translation, Poland net sales decreased $1 million, or 10%, due to a decrease in sales volume. Excluding the effect of currency translation, All Other net sales decreased $1.7 million, or 5%, due to a decrease in volume. We continue to see competitive pricing pressures globally as well as a decline in the global economy, which will continue to negatively affect sales and profitability in 2009.
Gross profit. Gross profit of $38.4 million for the six month period ended June 30, 2009 decreased $4.3 million, or 10%, compared to the six month period ended June 30, 2008. Excluding the effect of currency translation, gross profit decreased 1% as summarized in the following table:

	Six month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change

Gross profit
PLP-USA	$18,128	$17,684	$444	$—	$444	3%
Australia	3,247	4,373	(1,126)	(970)	(156)	(4)
Brazil	2,739	3,514	(775)	(809)	34	1
South Africa	1,644	1,988	(344)	(302)	(42)	(2)
Canada	2,402	2,281	121	(459)	580	25
Poland	1,741	2,431	(690)	(843)	153	6
All Other	8,527	10,411	(1,884)	(1,150)	(734)	(7)

Consolidated	$38,428	$42,682	$(4,254)	$(4,533)	$279	1%

PLP-USA gross profit of $18.1 million increased $.4 million, or 3%. PLP-USA gross profit increased due to better production margins partially offset by lower sales volume. Excluding the effect of currency translation, the Australia gross profit decrease of $.2 million was a result of $.7 million from higher material costs and $.1 million from increased manufacturing costs partially offset by higher net sales of $.3 million coupled with an improvement in manufacturing efficiencies of $.4 million. Excluding the effect of currency translation, Brazil gross profit remained relatively unchanged primarily due to a decrease in gross profit attributable to lower net sales of $.3 million offset by better production margins. Excluding the effect of currency translation, South Africa gross profit remained relatively unchanged primarily as a result of a $.4 million increase from higher net sales offset by higher material costs. Excluding the effect of currency translation, Canada gross profit increase of $.6 million was the result of $.7 million from higher net sales and a $.2 million improvement in manufacturing efficiencies partially offset by an increase in material costs of $.3 million. Excluding the effect of currency translation, Poland gross profit increase of $.2 million was the result of $.4 million from better production margins partially offset by lower sales volume. Excluding the effect of currency translation, the All Other gross profit decrease of $.7 million was primarily due to a $.4 million decrease from lower net sales coupled with lower production margins.

Cost and expenses. Cost and expenses for the six month period ended June 30, 2009 decreased $1.8 million, or 6%, compared to the six month period ended June 30, 2008. Excluding the effect of currency translation, cost and expenses increased 4% as summarized in the following table:

	Six month period ended June 30, 2009
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change
Costs and expenses
PLP-USA	$16,385	$16,288	$97	$—	$97	1%
Australia	2,526	3,319	(793)	(768)	(25)	(1)
Brazil	2,453	2,531	(78)	(655)	577	23
South Africa	691	590	101	(114)	215	36
Canada	781	855	(74)	(156)	82	10
Poland	1,061	1,481	(420)	(505)	85	6
All Other	5,614	6,213	(599)	(841)	242	4

Consolidated	$29,511	$31,277	$(1,766)	$(3,039)	$1,273	4%

PLP-USA costs and expenses increased $.1 million primarily due an increase in employee related expenses of $.6 million and consulting expenses of $.3 million partially offset by decreased professional fees of $.5 million, advertising expenses of $.2 million, repairs and maintenance of $.1 million, and professional and technical services of $.2 million. Excluding the effect of currency translation, Australia costs and expenses remained unchanged compared to 2008. Excluding the effect of currency translation, Brazil costs and expenses increased $.6 million primarily due to higher personnel related costs, sales commissions, and consulting expenses. Excluding the effect of currency translation, South Africa costs and expenses increased $.2 million due to higher personnel related costs and an increase in advertising and administrative expenses. Excluding the effect of currency translation, Canada costs and expenses increased $.1 million due to personnel related costs. Excluding the effect of currency translation, Poland costs and expenses increased $.1 million due to personnel related costs. Excluding the effect of currency translation, All Other costs and expenses increased $.2 million due to personnel related costs.
Operating income. Operating income of $8.9 million for the six month period ended June 30, 2009 decreased $2.5 million, or 22%, compared to the six month period ended June 30, 2008 primarily due to the $4.3 million decrease in gross profit partially offset by the decrease in costs and expenses of $1.8 million. PLP-USA operating income remained relatively unchanged primarily as a result of the $.4 million increase in gross profit offset by a $.4 million decrease in intercompany royalty income coupled with an increase in costs and expenses. International operating income was unfavorably affected by $1.2 million when converted to U.S. dollars, as a result of a stronger U.S. dollar to certain foreign currencies. Excluding the effect of currency translation, Australia operating income decreased $.1 million as a result of a decrease in gross profit. Excluding the effect of currency translation, Brazil operating income decreased $.5 million primarily as a result of an increase in costs and expenses. Excluding the effect of currency translation, South Africa operating income decreased $.3 million as a result of the $.2 million increase in costs and expenses coupled with a decrease in gross profit. Excluding the effect of currency translation, Canada operating income increased $.4 million as a result of a $.6 million increase in gross profit partially offset by an increase in costs and expenses and intercompany royalty expense. Excluding the effect of currency translation, Poland operating income increased $.1 million primarily as a result of an increase in gross profit of $.2 million partially offset by an increase in costs and expenses. Excluding the effect of currency translation, All Other operating income decreased $.9 million primarily as a result of the $.7 million decrease in gross profit coupled with a $.2 million increase in costs and expenses.
Other income (expense). Other income (expense) for the six month period ended June 30, 2009 of $.7 million increased $.5 million compared to the six month period ended June 30, 2008. Other income (expense) increased primarily related to the generation of natural gas at our corporate headquarters property in Mayfield Village, Ohio. Production of the natural gas well commenced in May 2008. The increase related to the natural gas well was partially offset by a decrease in interest income.
Income taxes. Income taxes from continued operations for the six month period ended June 30, 2009 of $3.3 million was $.5 million lower than the six month period ended June 30, 2008. The effective tax rate for the six month period ended June 30, 2009 was 35% compared to 33% for the six month period ended June 30, 2008. The effective tax rate for the six month period ended June 30, 2009 is higher than the statutory federal rate of 34% and the six month period ended June 30, 2008 rate of 33% primarily due to losses in foreign jurisdictions providing no current tax benefits and the effect of permanent nondeductible expenses in the U.S., partially offset by a favorable benefit from foreign earnings in jurisdictions with lower tax rates.

Income from continuing operations, net of tax. As a result of the preceding items, income from continuing operations, net of tax for the six month period ended June 30, 2009, was $6.3 million, compared to income from continuing operations, net of tax of $7.8 million, for the six month period ended June 30, 2008. Excluding the effect of currency translation, income from continuing operations, net of tax, decreased 8% as summarized in the following table:

	Six month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change
Income from continuing operations, net of tax
PLP-USA	2,250	$2,349	$(99)	$—	$(99)	(4)%
Australia	112	227	(115)	(23)	(92)	(41)
Brazil	145	576	(431)	(108)	(323)	(56)
South Africa	611	914	(303)	(121)	(182)	(20)
Canada	938	841	97	(175)	272	32
Poland	548	722	(174)	(266)	92	13
All Other	1,655	2,152	(497)	(173)	(324)	(15)

Consolidated	$6,259	$7,781	$(1,522)	$(866)	$(656)	(8)%

PLP-USA income from continuing operations, net of tax decreased $.1 million as a result of the $.7 million increase in income taxes partially offset by an increase in other income of $.6 million. Excluding the effect of currency translation, Australia income from continuing operations, net of tax, decreased $.1 million due primarily to a decrease in operating income. Excluding the effect of currency translation, Brazil income from continuing operations, net of tax, decreased $.3 million as a result of a decrease in operating income of $.5 million, partially offset by a decrease in income taxes of $.2 million. Excluding the effect of currency translation, South Africa income from continuing operations, net of tax, decreased $.2 million as a result of a decrease in operating income of $.3 million partially offset by a decrease in income taxes. Excluding the effect of currency translation, Canada income from continuing operations, net of tax, increased $.3 million as a result of an increase in operating income of $.4 million offset by an increase in income taxes. Excluding the effect of currency translation, Poland income from continuing operations, net of tax, increased $.1 million primarily as a result of a $.1 million increase in operating income coupled with an increase in other income. Excluding the effect of currency translation, All Other income from continuing operations, net of tax, decreased $.3 million primarily as a result of the $.9 million decrease in operating income coupled with a decrease in other income partially offset by a lower income taxes of $.6 million.
APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2008 and are, therefore, not presented herein.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
Cash increased $7.8 million for the six month period ended June 30, 2009. Net cash provided by operating activities was $11.2 million primarily because of net income, depreciation, and an increase in trade payables and accrued liabilities partially offset by an increase in accounts receivable. The major investing and financing uses of cash were $4.2 million in capital expenditures, $2.1 million in dividend payments offset by cash proceeds of $.8 million related to the sale of SMP and net proceeds from debt borrowings of $1.3 million.

Net cash used in investing activities of $3.8 million represents a decrease of $9.3 million when compared to the cash provided by investing activities in the six month period ended June 30, 2008. In May 2008, we sold the SMP operations for proceeds of $11.8 million, net of transaction expenses. Also in May 2008, we formed a joint venture with BlueSky Energy Pty Ltd for an initial cash payment of $.3 million. During 2009, we received the remaining $.8 million in escrow related to the sale of the SMP operations and paid an earnout of $.4 million to the sellers of DPW, originally purchased in March 2007. Capital expenditures decreased $2.1 million in the six month period ended June 30, 2009 when compared to 2008 due mostly to a solar installation project at our Spain subsidiary, additional machinery investment at our Brazilian subsidiary, and a building expansion at our China subsidiary, all during 2008.
Cash used in financing activities was $.6 million compared to $11.1 million in the six month period ended June 30, 2008. This decrease was primarily a result of $1.3 million in net debt borrowings in 2009 compared to $1.7 million in net debt repayments in 2008 and $7.3 million cash used to repurchase common shares outstanding during 2008.
Our current ratio was 3.1 to 1 at June 30, 2009 and 3.2 to 1 at December 31, 2008. At June 30, 2009, our unused balance under our main credit facility was $20 million and our bank debt to equity percentage was 5%. Our main revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth, and profitability. At June 30, 2009, we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash of $27.7 million, together with our untapped borrowing capacity, provides substantial financial resources. If we were to incur significant additional indebtedness, we expect to be able to meet liquidity needs under our credit facilities. We do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (SFAS 160). This standard amends ARB No. 51 to establish accounting and reporting for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141R, “Business Combinations.” This standard became effective on January 1, 2009. As SFAS 160 is applied prospectively to future business combinations, the impact to us is the retroactive presentation and disclosure requirements for all periods presented on our consolidated financial statements of noncontrolling interests.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement became effective as of January 1, 2009. The adoption of this statement will impact our consolidated financial statements to the extent we enter into a business acquisition in the future.
In April 2009, the FASB issued FSP 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141R-1). FSP 141R-1 amends and clarifies SFAS 141R to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, “Accounting for Contingencies,” to determine whether the contingency should be recognized at the acquisition date or thereafter. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Accordingly, we adopted FSP 141R-1 at the same time as SFAS 141R. The adoption of this statement will impact our consolidated financial statements to the extent we enter into a business acquisition in the future.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), which provides additional guidance in accordance with FAS 157, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have an impact on our consolidated financial statements.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1), which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on our consolidated financial statements.
In May 2009, the FASB issued FAS 165, “Subsequent Events” (FAS 165), which established principles and requirements for subsequent events. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. This statement is effective for interim or annual reporting periods ending after June 15, 2009. The adoption of this statement impacted our disclosure reporting requirements and did not have an impact on our financial condition, results of operations, or cash flows.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS No. 115-2 and FAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 115-2 and FAS No. 124-2 did not have an impact on our consolidated financial statements.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” (FAS 166), an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. We do not expect the adoption of FAS 166 to have an impact on our financial condition, results of operations, or cash flows.
In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. We do not expect the adoption of FAS 167 to have an impact on our financial condition, results of operations, or cash flows.
In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (FAS 168). FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of FAS 168 to have an impact on our financial condition, results of operations, or cash flows.

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
The Company has no foreign currency forward exchange contracts outstanding at June 30, 2009. The Company does not hold derivatives for trading purposes.
The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $7.8 million at June 30, 2009. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of less than $.1 million for the six month period ended June 30, 2009.
The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $2.7 million and on income before tax of $.1 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer and Vice President — Finance, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer and Vice President — Finance, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2009 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
On February 15, 2007, the Board of Directors authorized a plan to repurchase up to 200,000 shares of Preformed Line Products Company, superseding any previously authorized plan, including the December 2004 plan. The repurchase plan does not have an expiration date. The following table includes repurchases for the three month period ended June 30, 2009.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that may yet be
	Shares	Price Paid	Publicly Announced	Purchased under the
Period (2009)	Purchased	per Share	Plans or Programs	Plans or Programs

April	—	—	185,748	14,252
May	—	—	185,748	14,252
June	—	—	185,748	14,252

Total	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its annual meeting of shareholders on April 27, 2009 at its principal executive offices in Mayfield Village, Ohio. At the meeting, the shareholders voted to re-elect and elect certain persons to the Board of Directors for a term expiring at the 2011 annual meeting of the shareholders. The individuals listed below were elected to the Company’s Board of Directors, each to hold office until the designated annual meeting or until his successor is elected and qualified, or until his earlier resignation. The table below indicates the votes for, votes withheld, as well as the abstentions and shares not voted for the election of the three director nominees.

	Term Expiration	Votes For	Votes Withheld	Abstention	Shares not Voted

Barbara P. Ruhlman	2011	3,947,186	726,196	138,564	413,684
Robert G. Ruhlman	2011	4,673,382	—	138,564	413,684
Richard R. Gascoigne	2011	3,959,845	713,537	138,564	413,684
The following are the names of each other director whose term of office as a director continued after the 2009 annual meeting of shareholders (in this case, for terms expiring at the 2010 annual meeting of shareholders):
Glenn E. Corlett
Michael E. Gibbons
R. Steven Kestner
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

August 7, 2009	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 7, 2009	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer and Vice President — Finance (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.