Form 10-Q
period 2009-09-30
PREFORMED LINE PRODUCTS CO
filed 2009-11-03
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of November 1, 2009: 5,234,789.

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30	December 31
Thousands of dollars, except share and per share data	2009	2008

ASSETS
Cash and cash equivalents	$35,520	$19,869
Accounts receivable, less allowances of $920 ($972 in 2008)	45,937	36,899
Inventories — net	48,439	48,412
Deferred income taxes	2,184	2,786
Prepaids and other	5,242	4,704

TOTAL CURRENT ASSETS	137,322	112,670

Property and equipment — net	61,124	55,940
Patents and other intangibles — net	3,505	3,858
Goodwill	6,436	5,520
Deferred income taxes	5,885	6,943
Other assets	7,072	5,944

TOTAL ASSETS	$221,344	$190,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$3,301	$3,101
Current portion of long-term debt	967	494
Trade accounts payable	17,188	14,632
Accrued compensation and amounts withheld from employees	10,221	6,606
Accrued expenses and other liabilities	7,517	4,574
Accrued profit-sharing and other benefits	3,239	3,687
Dividends payable	1,072	1,054
Income taxes and deferred taxes payable	1,394	1,100

TOTAL CURRENT LIABILITIES	44,899	35,248

Long-term debt, less current portion	3,441	2,653
Unfunded pension obligation	10,096	11,303
Income taxes payable, noncurrent	746	1,405
Deferred income taxes	607	725
Other noncurrent liabilities	2,757	2,540

SHAREHOLDERS’ EQUITY
PLPC shareholders’ equity:
Common stock — $2 par value per share, 15,000,000 shares authorized, 5,234,039 and 5,223,830 issued and outstanding, net of 554,059 and 551,059 treasury shares at par, respectively	10,468	10,448
Paid in capital	5,369	3,704
Retained earnings	156,086	146,624
Accumulated other comprehensive loss	(13,549)	(24,511)

TOTAL PLPC SHAREHOLDERS’ EQUITY	158,374	136,265

Noncontrolling interest	424	736

TOTAL SHAREHOLDERS’ EQUITY	158,798	137,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$221,344	$190,875

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three month periods ended September 30		Nine month periods ended September 30
Thousands, except per share data	2009	2008	2009	2008

Net sales	$69,132	$73,952	$187,394	$209,179
Cost of products sold	44,518	48,489	124,352	141,034

GROSS PROFIT	24,614	25,463	63,042	68,145

Costs and expenses
Selling	5,750	6,119	16,640	17,879
General and administrative	8,609	7,506	23,032	22,553
Research and engineering	2,411	2,218	6,631	6,545
Other operating expense (income)	(337)	462	(359)	605

	16,433	16,305	45,944	47,582

OPERATING INCOME	8,181	9,158	17,098	20,563

Other income (expense)
Interest income	95	225	307	655
Interest expense	(153)	(138)	(369)	(415)
Other income	326	176	983	196

	268	263	921	436

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	8,449	9,421	18,019	20,999

Income taxes	2,190	2,807	5,501	6,604

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	6,259	6,614	12,518	14,395

Income (loss) from discontinued operations, net of tax	—	(34)	—	735

NET INCOME	6,259	6,580	12,518	15,130

Net income (loss) attributable to noncontrolling interest, net of tax	(61)	157	(108)	268

NET INCOME ATTRIBUTABLE TO PLPC	$6,320	$6,423	$12,626	$14,862

BASIC EARNINGS PER SHARE
Income per share from continuing operations attributable to PLPC shareholders	$1.21	$1.24	$2.41	$2.67

Discontinued operations attributable to PLPC common shareholders	$—	$(0.01)	$—	$0.14

Net income attributable to PLPC common shareholders	$1.21	$1.23	$2.41	$2.81

DILUTED EARNINGS PER SHARE
Income per share from continuing operations attributable to PLPC shareholders	$1.19	$1.23	$2.38	$2.64

Discontinued operations attributable to PLPC common shareholders	$—	$(0.01)	$—	$0.14

Net income attributable to PLPC common shareholders	$1.19	$1.22	$2.38	$2.78

Cash dividends declared per share	$0.20	$0.20	$0.60	$0.60

Weighted-average number of shares outstanding — basic	5,235	5,218	5,231	5,298

Weighted-average number of shares outstanding — diluted	5,316	5,269	5,309	5,345

Amount attributable to PLPC common shareholders
Income from continuing operations, net of tax	$6,320	$6,457	$12,626	$14,127
Discontinued operations, net of tax	—	(34)	—	735

Net Income	$6,320	$6,423	$12,626	$14,862

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Nine month periods ended September 30
Thousands of dollars	2009	2008

OPERATING ACTIVITIES
Net income	$12,518	$15,130
Less: income from discontinued operations	—	735

Income from continuing operations	12,518	14,395

Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,162	6,054
Provision for accounts receivable allowances	410	395
Provision for inventory reserves	1,316	1,236
Deferred income taxes	1,683	(1,044)
Share-based compensation expense	1,425	196
Excess tax benefits from share-based awards	(75)	(74)
Net investment in life insurance	(361)	(281)
Other — net	15	51
Changes in operating assets and liabilities:
Accounts receivable	(7,171)	(11,663)
Inventories	4,268	(6,447)
Trade accounts payables and accrued liabilities	3,629	9,269
Income taxes payable	(140)	2,060
Other — net	(618)	(60)

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,061	14,087

INVESTING ACTIVITIES
Capital expenditures	(6,699)	(9,002)
Business acquisitions	(433)	(644)
Proceeds from the sale of discontinued operations	750	10,486
Proceeds from the sale of property and equipment	168	201

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(6,214)	1,041

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	140	(800)
Proceeds from the issuance of long-term debt	1,174	6,500
Payments of long-term debt	(375)	(7,810)
Dividends paid	(3,198)	(3,195)
Excess tax benefits from share-based awards	75	74
Proceeds from issuance of common shares	191	442
Purchase of common shares for treasury	(165)	(7,458)

NET CASH USED IN FINANCING ACTIVITIES	(2,158)	(12,247)

Effects of exchange rate changes on cash and cash equivalents	1,962	(860)

Net increase in cash and cash equivalents	15,651	2,021

NET CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows	—	958
Investing cash flows	—	(1,596)

NET CASH USED IN DISCONTINUED OPERATIONS	—	(638)

Cash and cash equivalents at beginning of period	19,869	23,392

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,520	$24,775

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In thousands, except share and per share data, unless specifically noted
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Preformed Line Products Company (the Company or PLPC) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.
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
Management has evaluated all activity through the filing of these financial statements, November 3, 2009, and has included Note M to the Notes to Consolidated Financial Statements related to subsequent events.
Reclassifications
Certain prior period amounts have been reclassified to conform to current year presentation.
NOTE B — OTHER FINANCIAL STATEMENT INFORMATION
Inventories — net

	September 30	December 31
	2009	2008

Finished products	$21,440	$21,829
Work-in-process	3,132	2,382
Raw materials	30,734	32,231

	55,306	56,442
Excess of current cost over LIFO cost	(3,303)	(5,122)
Noncurrent portion of inventory	(3,564)	(2,908)

	$48,439	$48,412

Noncurrent inventory is included in other assets on the consolidated balance sheets and is principally comprised of raw materials.

Property and equipment — net
Major classes of property and equipment are stated at cost and were as follows:

	September 30	December 31
	2009	2008

Land and improvements	$5,909	$5,490
Buildings and improvements	50,215	47,048
Machinery and equipment	100,233	91,097
Construction in progress	3,501	2,133

	159,858	145,768
Less accumulated depreciation	98,734	89,828
	$61,124	$55,940

Property and equipment are recorded at cost. Depreciation for the Company’s PLP-USA assets prior to January 1, 2009 was computed using accelerated methods over the estimated useful lives, with the exception of personal computers, which were depreciated over three years using the straight-line method. Effective January 1, 2009, the Company changed its method of computing depreciation from accelerated methods to the straight-line method for its PLP-USA assets. Based on Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 250, “Accounting Changes and Error Corrections”, the Company determined that the change in depreciation method from an accelerated method to a straight-line method is a change in accounting estimate affected by a change in accounting principle. In accordance with ASC 250, a change in accounting estimate affected by a change in accounting principle is to be applied prospectively. The change is considered preferable because the straight-line method will more accurately reflect the pattern of usage and the expected benefits of such assets and provide greater consistency with the depreciation methods used by other companies in the Company’s industry. The net book value of assets acquired prior to January 1, 2009 with useful lives remaining will be depreciated using the straight-line method prospectively. As a result of the change to the straight-line method of depreciating PLP-USA’s assets, depreciation expense decreased $.2 million, or $.03 per basic and diluted share, and $.4 million, or $.07 per basic and diluted share, for the three month and nine month periods ended September 30, 2009, and the decrease is expected to approximate such amount in the remaining quarter in 2009.
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
Comprehensive income (loss)
The components of comprehensive income (loss) for the three and nine month periods ended September 30, 2009 are as follows:

	PLPC		Noncontrolling interest		Total
	Three month period		Three month period		Three month period
	ended September 30		ended September 30		ended September 30
	2009	2008	2009	2008	2009	2008

Net income (loss)	$6,320	$6,423	$(61)	$157	$6,259	$6,580
Other comprehensive income, net of tax:
Foreign currency translation adjustments	4,773	(8,458)	(2)	(31)	4,771	(8,489)
Recognized net actuarial loss	99	4	—	—	99	4

Total other comprehensive income, net of tax	4,872	(8,454)	(2)	(31)	4,870	(8,485)

Comprehensive income (loss)	$11,192	$(2,031)	$(63)	$126	$11,129	$(1,905)

	PLPC		Noncontrolling interest		Total
	Nine month period		Nine month period		Nine month period
	ended September 30		ended September 30		ended September 30
	2009	2008	2009	2008	2009	2008

Net income (loss)	$12,626	$14,862	$(108)	$268	$12,518	$15,130
Other comprehensive income, net of tax:
Foreign currency translation adjustments	10,696	(3,354)	4	(25)	10,700	(3,379)
Recognized net actuarial loss	266	12	—	—	266	12

Total other comprehensive income, net of tax	10,962	(3,342)	4	(25)	10,966	(3,367)

Comprehensive income (loss)	$23,588	$11,520	$(104)	$243	$23,484	$11,763

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
NOTE C — PENSION PLANS
PLP-USA hourly employees of the Company who meet specific requirements as to age and service are covered by a defined benefit pension plan. The Company uses a December 31 measurement date for this plan. Net periodic benefit cost for this plan included the following components:

	Three month period ended September 30,		Nine month period ended September 30,
	2009	2008	2009	2008
Service cost	$250	$167	$681	$502
Interest cost	312	256	896	768
Expected return on plan assets	(203)	(261)	(569)	(783)
Recognized net actuarial loss (gain)	158	6	422	18

Net periodic benefit cost	$517	$168	$1,430	$505

During the nine month period ended September 30, 2009, $2.2 million of contributions have been made to the plan. The Company presently anticipates contributing an additional $.2 million to fund the plan in 2009.
NOTE D — COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share were computed by dividing net income attributable to PLPC common shareholders by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing net income attributable to PLPC common shareholders by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2009 and 2008 were as follows:

	For the three month period ended September 30		For the nine month period ended September 30
	2009	2008	2009	2008

Numerator
Amount attributable to PLPC shareholders
Income from continuing operations	$6,320	$6,457	$12,626	$14,127
Income (loss) from discontinued operations	—	(34)	—	735

Net income attributable to PLPC	$6,320	$6,423	$12,626	$14,862

Denominator (in thousands)
Determination of shares
Weighted-average common shares outstanding	5,235	5,218	5,231	5,298
Dilutive effect — share-based awards	81	51	78	47

Diluted weighted-average common shares outstanding	5,316	5,269	5,309	5,345

Earnings per common share attributable to PLPC shareholders
Basic
Income from continuing operations	$1.21	$1.24	$2.41	$2.67

Income (loss) from discontinued operations	$—	$(0.01)	$—	$0.14

Net income attributable to PLPC	$1.21	$1.23	$2.41	$2.81

Diluted
Income from continuing operations	$1.19	$1.23	$2.38	$2.64

Income (loss) from discontinued operations	$—	$(0.01)	$—	$0.14

Net income attributable to PLPC	$1.19	$1.22	$2.38	$2.78

For the three and nine month periods ended September 30, 2009 and 2008, 13,000 stock options were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price, and as such the stock options are anti-dilutive.
NOTE E — GOODWILL AND OTHER INTANGIBLES
The Company’s finite and indefinite-lived intangible assets consist of the following:

	September 30, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets
Patents	$4,809	$(3,135)	$4,807	$(2,901)
Land use rights	1,360	(49)	1,350	(32)
Customer relationships	1,003	(483)	1,003	(369)

	$7,172	$(3,667)	$7,160	$(3,302)

Indefinite-lived intangible assets
Goodwill	$6,436		$5,520

The Company performs its annual impairment test for goodwill utilizing a discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly changed. However, the Company believes that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.
The Company performed its annual impairment test for goodwill as of January 1, 2009, and determined that no adjustment to the carrying value was required. The aggregate amortization expense for other intangibles with finite lives for the three and nine month periods ended September 30, 2009 and 2008 was $.1 million and $.4 million. Amortization expense is estimated to be $.5 million annually for 2009 and 2010, and $.4 million annually for 2011 through 2013.

The Company’s addition of $.4 million to goodwill is related to an earnout payment for Direct Power and Water Corporation, acquired in March 2007. The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the nine month period ended September 30, 2009, are as follows:

	Australia	South Africa	Poland	All Other	Total

Balance at January 1, 2009	$1,735	$41	$1,140	$2,604	$5,520
Additions	—	—	—	433	433
Currency translation	457	11	16	(1)	483

Balance at September 30, 2009	$2,192	$52	$1,156	$3,036	$6,436

NOTE F — SHARE-BASED COMPENSATION
The 1999 Stock Option Plan
The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At September 30, 2009, there were 9,000 options remaining available for issuance under the Plan. The Plan expires on December 14, 2009. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years, and expire ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.
There were no options granted during the nine month period ended September 30, 2009. There were 13,000 options granted during the nine month period ended September 30, 2008. The fair value for the stock options granted in 2008 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2008
Risk-free interest rate	4.2%
Dividend yield	2.8%
Expected life (years)	6
Expected volatility	34.4%
Activity in the Plan for the nine month period ended September 30, 2009 was as follows:

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price per	Contractual	Intrinsic
	of Shares	Share	Term (Years)	Value

Outstanding at January 1, 2009	107,092	$27.83
Granted	—	—
Exercised	(13,809)	$15.94
Forfeited	—	—

Outstanding (vested and expected to vest) at September 30, 2009	93,283	$29.59	4.8	$1,140

Exercisable at September 30, 2009	83,033	$27.60	4.4	$1,123

The weighted-average grant-date fair value of options granted during 2008 was $15.52. The total intrinsic value of stock options exercised during the nine month periods ended September 30, 2009 and 2008 was $.4 million and $.3 million, respectively. Cash received for the exercise of stock options during 2009 was $.2 million. The total fair value of stock options vested during the nine month periods ended September 30, 2009 and 2008 was $.1 million and $.2 million, respectively.

For the nine month periods ended September 30, 2009 and 2008, the Company recorded compensation expense related to the stock options of $.1 million. The total compensation cost related to nonvested awards not yet recognized at September 30, 2009 approximates $.1 million over the next 1.5 years.
The excess tax benefits from stock-based awards for the nine month period ended September 30, 2009 was $.1 million and represents the reduction in income taxes otherwise payable during the period, attributable to actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.
Long Term Incentive Plan of 2008
Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers and directors will be eligible to receive awards of stock options and restricted shares. The purpose of this LTIP is to give the Company and its subsidiaries a competitive advantage in attracting, retaining and motivating officers, employees and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. The total number of Company common shares reserved for awards under the LTIP is 400,000. Of the 400,000 common shares, 300,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options. The LTIP expires on April 17, 2018.
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
A summary of the restricted share awards for the nine month period ended September 30, 2009 is as follows:

	Restricted Share Awards
	Performance		Total	Weighted-Average
	and Service	Service	Restricted	Grant-Date
	Required	Required	Awards	Fair Value
Nonvested as of January 1, 2009	39,364	4,273	43,637	$54.74
Granted	75,982	8,202	84,184	29.75
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested as of September 30, 2009	115,346	12,475	127,821	$38.28

For time-based awards, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense. As of September 30, 2009, there was $.3 million of total unrecognized compensation cost related to time-based restricted share awards that is expected to be recognized over the weighted-average remaining period of approximately 2 years. For the nine month period ended September 30, 2009, time-based compensation expense was $.1 million.
For the performance-based awards, the number of restricted shares in which the participants will vest depends on the Company’s level of performance measured by growth in net sales and pretax income over a requisite performance period. Depending on the extent to which the performance criterions are satisfied under the LTIP, the participants are eligible to earn common shares at the end of the vesting period. Performance-based compensation expense for the nine month period ended September 30, 2009 was $1.2 million and is recorded in General and administrative expense. As of September 30, 2009, the remaining performance-based restricted share awards compensation expense of $3 million is expected to be recognized over a weighted-average remaining period of approximately 1.5 years.

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
NOTE G — FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
Effective January 1, 2008, the Company adopted ASC 820-10, “Fair Value Measurements and Disclosures”, formerly Financial Accounting Standards (SFAS) No. 157. ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820-10 does not require new fair value measurements. ASC 820-10 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal periods. This topic enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. This topic requires that assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities;
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data; or
Level 3: Unobservable inputs that are not corroborated by market data.
In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, as codified in FASB ASC 820-10-65, which provides additional guidance in accordance with ASC 820-10, when the volume and level of activity for the asset or liability has significantly decreased. ASC 820-10-65 was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, as codified in FASB ASC 825-10-50. ASC 825-10-50 requires interim disclosures regarding the fair values of financial instruments that are within the scope of ASC 825, formerly SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Additionally, ASC 825-10-50 requires disclosure of the methods and significant assumptions used to estimate fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. The adoption of ASC 825-10-50 did not have an impact on the Company’s consolidated financial statements.
The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At September 30, 2009, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	September 30, 2009		December 31, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value

Long-term debt and related current maturities	$4,345	$4,408	$3,294	$3,147

NOTE H — RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, as codified in FASB ASC Topic 805, “Business Combinations” (ASC 805). ASC 805 revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in a business combination or gain from a bargain purchase. ASC 805 also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This topic became effective for the Company as of January 1, 2009. The adoption of ASC 805 will impact the Company’s consolidated financial statements to the extent the Company enters into a business acquisition in the future.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”, as codified in FASB ASC Topic 810, “Consolidation” (ASC 810). This standard establishes accounting and reporting for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. It also amends certain consolidation procedures for consistency with the requirements of ASC 805. This topic became effective on January 1, 2009 and is applied prospectively to future business combinations. The impact to the Company is the retroactive presentation and disclosure requirements for all periods presented on the Company’s consolidated financial statements of noncontrolling interests.
In April 2009, the FASB issued FSP 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, as codified in FASB ASC Topic 805. ASC 805 requires that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, “Accounting for Contingencies,” as codified in FASB ASC Topic 450, “Contingencies” (ASC 450), to determine whether the contingency should be recognized at the acquisition date or thereafter. The adoption of ASC 805 is applied prospectively and the Company will conform to ASC 805 to the extent the Company enters into a business acquisition in the future.
In May 2009, the FASB issued FAS 165, “Subsequent Events”, as codified in FASB ASC Topic 855, “Subsequent Events” (ASC 855), which established principles and requirements for subsequent events. ASC 855 details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. ASC 855 is effective for interim or annual reporting periods ending after June 15, 2009. The adoption impacted the Company’s disclosure reporting requirements and did not have an impact on the Company’s financial condition, results of operations, or cash flows.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, as codified in FASB ASC Topic 320, “Investments — Debt and Equity Securities” (ASC 320), which amend the other-than-temporary impairment guidance for debt and equity securities. This statement modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. This statement is effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have an impact on the Company’s financial condition, results of operations, or cash flows.
In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, as codified in FASB ASC Topic 105, “Generally Accepted Accounting Principles” (ASC 105). This statement became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change US GAAP. Following this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. The Company adopted this statement effective as of September 30, 2009 by modifying certain of its disclosures in this Form 10-Q to comply with the requirements. The adoption did not impact the Company’s financial condition, results of operations, or cash flow.

In August 2009, the Financial FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). This update provides amendments to ASC Topic 820-10 for the fair value measurement of liabilities when a quoted price in an active market is not available. The adoption of ASU 2009-05 did not have a material effect on the Company’s financial condition, results of operations, or cash flow.
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
NOTE J — SEGMENT INFORMATION
The following tables present a summary of the Company’s reportable segments for the three and nine month periods ended September 30, 2009 and 2008. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three month period ended September 30		Nine month period ended September 30
	2009	2008	2009	2008
Net sales
PLP-USA	$27,007	$30,021	$81,706	$85,725
Australia	7,207	7,754	19,149	22,442
Brazil	9,132	8,244	20,014	24,183
South Africa	3,284	3,416	7,431	7,553
Canada	2,885	2,613	8,440	7,685
Poland	3,053	6,984	8,748	16,358
All Other	16,564	14,920	41,906	45,233

Total net sales	$69,132	$73,952	$187,394	$209,179

Intersegment sales
PLP-USA	$1,504	$2,181	$4,579	$5,232
Australia	19	25	53	44
Brazil	804	387	1,774	1,397
South Africa	191	178	395	678
Canada	97	130	213	343
Poland	182	86	926	318
All Other	2,824	2,801	8,054	7,135

Total intersegment sales	$5,621	$5,788	$15,994	$15,147

Interest income
PLP-USA	$—	$38	$15	$105
Australia	10	37	19	92
Brazil	21	20	59	49
South Africa	32	27	99	100
Canada	3	27	13	80
Poland	9	4	27	8
All Other	20	72	75	221

Total interest income	$95	$225	$307	$655

Interest expense
PLP-USA	$(15)	$(8)	$(23)	$(30)
Australia	(25)	(40)	(60)	(136)
Brazil	(38)	(7)	(63)	(12)
South Africa	—	(1)	(1)	(1)
Canada	—	—	—	—
Poland	(7)	(19)	(19)	(59)
All Other	(68)	(63)	(203)	(177)

Total interest expense	$(153)	$(138)	$(369)	$(415)

Income from continuing operations, net of tax
PLP-USA	$2,557	$2,935	$4,807	$5,284
Australia	136	203	248	430
Brazil	764	327	909	903
South Africa	153	706	764	1,620
Canada	526	435	1,464	1,276
Poland	183	963	731	1,685
All Other	1,940	1,045	3,595	3,197

Total income from continuing operations, net of tax	6,259	6,614	12,518	14,395
Income (loss) from discontinued operations, net of tax	—	(34)	—	735

Net income	6,259	6,580	12,518	15,130
Net income (loss) attributable to noncontrolling interest, net of tax	(61)	157	(108)	268

Net income attributable to PLPC	$6,320	$6,423	$12,626	$14,862

	September 30	December 31
	2009	2008
Assets
PLP-USA	$76,692	$72,641
Australia	26,798	19,438
Brazil	23,066	16,087
South Africa	7,674	5,569
Canada	11,471	8,545
Poland	14,746	13,920
All Other	60,897	54,675

Total assets	$221,344	$190,875

NOTE K — INCOME TAXES
The Company’s effective tax rate was 26% and 29% for the three month periods ended September 30, 2009 and 2008, and 31% for each of the nine month periods ended September 30, 2009 and 2008. The lower effective tax rate for the three month period ended September 30, 2009 compared to the statutory tax rate of 34% is primarily due to the favorable benefit from foreign earnings in jurisdictions with lower tax rates and the decrease of unrecognized tax benefits related to the expiration of statutes of limitations.
The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. No significant changes were made for the three and nine month periods ended September 30, 2009.
As of September 30, 2009, the Company had gross unrecognized tax benefits of approximately $.7 million. Under the provisions of ASC Topic 740, “Income Taxes”, the Company decreased its unrecognized tax benefits by $.6 million primarily due to the expiration of statutes of limitations. The Company recognized less than $.1 million of additional unrecognized tax benefit for the three month period ended September 30, 2009.
NOTE L — BUSINESS COMBINATIONS
On May 21, 2008, the Company entered into an agreement for $.3 million to form a joint venture between the Company’s Australian subsidiary, Preformed Line Products Australia Pty Ltd (PLP-AU) and BlueSky Energy Pty Ltd, a solar systems integration and installation business based in Sydney, Australia. PLP-AU holds a 50% ownership interest in the new joint venture company, which will operate under the name BlueSky Energy Australia (BlueSky), with the option to acquire the remaining 50% ownership interest from BlueSky Energy Pty Ltd over the next five years. BlueSky Energy Pty Ltd has transferred technology and assets to the joint venture. The Company’s consolidated balance sheet as of September 30, 2009 reflects the acquisition of the joint venture under the purchase method of accounting and due to the immateriality of the joint venture on the results of operations no additional disclosures are included. The allocation of the purchase price has been finalized.
NOTE M — SUBSEQUENT EVENT
On October 22, 2009, the Company and Tyco Electronics Group S.A. (Tyco Electronics) entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which, at closing, the Company will acquire from Tyco Electronics its Dulmison business for $16 million and the assumption of certain liabilities, subject to a customary post-closing working capital adjustment. Dulmison is a leader in the supply and manufacturer of electrical transmission and distribution products. Dulmison designs, manufacturers and markets pole line hardware and vibration control products for the global electrical utility industry. Dulmison is based in Australia with operations in Australia, Thailand, Indonesia, Malaysia, Mexico, and the United States. The acquisition of Dulmison will strengthen the Company’s position in the power distribution and transmission hardware market and will expand the Company’s presence in the Asia-Pacific region.
In accordance with the Purchase Agreement, the acquisition of Dulmison includes both the acquisition of equity of certain Tyco Electronics entities and the acquisition of assets from other Tyco Electronics entities. The closing of the acquisition is subject to customary closing conditions, including certain regulatory approvals, and is expected to occur within ninety days from entering into the Purchase Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) was incorporated in Ohio in 1947. We are an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries. Our primary products support, protect, connect, terminate, and secure cables and wires. We also provide solar hardware systems and mounting hardware for a variety of solar power applications. Our goal is to continue to achieve profitable growth as a leader in the innovation, development, manufacture, and marketing of technically advanced products and services related to energy, communications, and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets.
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
RECENT DEVELOPMENT
On October 22, 2009, PLPC and Tyco Electronics Group S.A. (Tyco Electronics) entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which, at closing, PLPC will acquire from Tyco Electronics its Dulmison business for $16 million and the assumption of certain liabilities, subject to a customary post-closing working capital adjustment. Dulmison is a leader in the supply and manufacturer of electrical transmission and distribution products. Dulmison designs, manufacturers and markets pole line hardware and vibration control products for the global electrical utility industry. Dulmison is based in Australia with operations in Thailand, Indonesia, Malaysia, China, Australia, Mexico, and the United States. We believe that the acquisition of Dulmison will strengthen our position in the power distribution and transmission hardware market and will expand our presence in the Asia-Pacific region.
In accordance with the Purchase Agreement, the acquisition of Dulmison includes both the acquisition of equity of certain Tyco Electronics entities and the acquisition of assets from other Tyco Electronics entities. The closing of the acquisition is subject to customary closing conditions, including certain regulatory approvals, and is expected to occur within ninety days from entering into the Purchase Agreement.
DISCONTINUED OPERATION
Our consolidated financial statements were impacted by our sale of Superior Modular Products (SMP) on May 30, 2008. We sold our SMP subsidiary for $11.8 million, which included a $.8 million gain, net of tax, and a holdback of $1.5 million. During the nine month period ended September 30, 2009, we received the remaining balance of $.8 million of the holdback. We have not had any significant continuing involvement in the operations of SMP after the closing of the sale. For tax purposes, the sale of SMP generated a capital loss, which was not deductible except for amounts used to offset capital gains in the current year and from a preceding year. A full valuation allowance was provided against the deferred tax asset on the remaining portion of the capital loss carryover.
The operating results of SMP are presented in our consolidated statements of operations as income from discontinued operations, net of tax, and all periods presented have been reclassified. For the three month period ended September 30, 2008, loss from discontinued operations, net of tax, was less than $.1 million, or $.01 per diluted share. Income from discontinued operations, net of tax, for the nine month period ended September 30, 2008 was $.7 million, or $.14 per diluted share.

Preface
Our net sales for the three month period ended September 30, 2009 decreased $4.8 million, or 7%, and gross profit decreased $.8 million, or 3%, compared to the three month period ended September 30, 2008. Our net sales decrease was caused by a 9% decrease in total foreign net sales and a 5% decrease in U.S net sales due to the continued effects of worldwide economic downturn. Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Of the 7% decrease in net sales, 6% was from an unfavorable effect on the change in the translation rate of local currencies as a result of a stronger U.S. dollar to certain foreign currencies compared to 2008. Therefore, excluding the effect of currency translation, net sales decreased 1% compared to 2008. Excluding the effect of currency translation, gross profit increased 2% compared to 2008, primarily due to an improvement in production costs partially offset by a decrease in net sales. Costs and expenses decreased $.1 million, or 1%. Excluding the effect of currency translation, costs and expenses increased 5% compared to 2008. As a result, income from continuing operations, net of tax, of $6.3 million, decreased $.4 million, or 5%, and excluding the unfavorable effect on the change in the translation rates to local currencies, income from continuing operations, net of tax, remained unchanged compared to 2008.
Our net sales for the nine month period ended September 30, 2009 decreased $21.8 million, or 10%, and gross profit decreased $5.1 million, or 7%, compared to the nine month period ended September 30, 2008. Excluding the effect of currency translation, net sales decreased 2%. During the first nine months of 2009, certain of the end markets that we serve continued to see further sales declines. Gross profit decreased $5.1 million, or 7%, primarily due to the decrease in net sales. Excluding the effect of currency translation, gross profit increased 1% compared to 2008. Excluding the effect of currency translation, costs and expenses increased $2.2 million, or 5%, as foreign costs and expenses increased $1.4 million and U.S. costs and expenses increased $.8 million. As a result, income from continuing operations, net of tax, of $12.5 million, decreased $1.9 million, or 13%, compared to 2008. Excluding the effect of currency translation, income from continuing operations, net of tax, decreased 5% compared to 2008.
Despite the current economic conditions, our financial condition remains strong. We continue to generate substantial cash flows from operations, have proactively managed working capital and controlled capital spending. We currently have a debt to equity ratio of 5% and can borrow needed funds at an affordable interest rate from our untapped credit facility. While current worldwide economic conditions necessitate that we concentrate our efforts on maintaining our financial strengths, we believe there are many available opportunities for growth. We are pursuing these opportunities as appropriate in the current environment in order to position ourselves for when the economic recovery ultimately happens.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008
Net Sales. For the three month period ended September 30, 2009, net sales were $69.1 million, a decrease of $4.8 million, or 7%, from the three month period ended September 30, 2008. Excluding the effect of currency translation, net sales decreased 1% as summarized in the following table:

	Three month period ended September 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change
Net sales
PLP-USA	$27,007	$30,021	$(3,014)	$—	$(3,014)	(10)%
Australia	7,207	7,754	(547)	(503)	(44)	(1)
Brazil	9,132	8,244	888	(1,191)	2,079	25
South Africa	3,284	3,416	(132)	(35)	(97)	(3)
Canada	2,885	2,613	272	(153)	425	16
Poland	3,053	6,984	(3,931)	(1,045)	(2,886)	(41)
All Other	16,564	14,920	1,644	(1,038)	2,682	18

Consolidated	$69,132	$73,952	$(4,820)	$(3,965)	$(855)	(1)%

The decrease in PLP-USA net sales of $3 million, or 10%, was primarily due to a $2.9 million sales volume decrease due to a decline in the domestic economy. International net sales were unfavorably affected by $4 million when converted to U.S. dollars, as a result of a stronger U.S. dollar to certain foreign currencies. Excluding the effect of currency translation, Australia net sales remained flat compared to 2008. Excluding the effect of currency translation, Brazil net sales increased $2.1 million, or 25%, primarily as a result of higher sales volume in their energy markets. Excluding the effect of currency translation, South Africa net sales decreased $.1 million, or 3%, primarily due to lower sales volume in their markets. Excluding the effect of currency translation, Canada net sales increased $.4 million, or 16%, due to higher sales volume in their markets. Excluding the effect of currency translation, Poland net sales decreased $2.9 million, or 41%, primarily due to a decrease in domestic sales volume driven by the current economic conditions in the country. Excluding the effect of currency translation, All Other net sales increased $2.7 million, or 18%, due to an increase in sales volume/mix. We continue to see competitive pricing pressures globally as well as a decline in the global economy which we expect will continue to negatively affect sales and profitability for the remainder of 2009.
Gross profit. Gross profit of $24.6 million for the three month period ended September 30, 2009 decreased $.8 million, or 3%, compared to the three month period ended September 30, 2008. Excluding the effect of currency translation, gross profit increased 2% as summarized in the following table:

	Three month period ended September 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change
Gross profit
PLP-USA	$10,241	$10,730	$(489)	$—	$(489)	(5)%
Australia	2,236	2,603	(367)	(166)	(201)	(8)
Brazil	2,940	2,484	456	(379)	835	34
South Africa	951	1,456	(505)	(6)	(499)	(34)
Canada	1,293	1,144	149	(71)	220	19
Poland	901	2,174	(1,273)	(306)	(967)	(44)
All Other	6,052	4,872	1,180	(472)	1,652	34

Consolidated	$24,614	$25,463	$(849)	$(1,400)	$551	2%

PLP-USA gross profit of $10.2 million decreased $.5 million, or 5%. The $.5 million decrease in gross profit was a result of $1.1 million decrease in gross profit on lower sales volume partially offset by improved product margins. Excluding the effect of currency translation, the Australia gross profit decrease of $.2 million was a result of higher material costs due to product mix of $.5 million partially offset by an improvement in manufacturing efficiencies. Excluding the effect of currency translation, the Brazil gross profit increase of $.8 million was primarily due to a $.7 million increase on higher net sales coupled with improved production margins. Excluding the effect of currency translation, South Africa gross profit decreased $.5 million due primarily to a $.3 million increase in higher material costs coupled with an increase in manufacturing costs primarily due to the product mix compared to 2008. Excluding the effect of currency translation, Canada gross profit increased $.2 million primarily due to an increase in net sales. Excluding the effect of currency translation, Poland’s gross profit decrease of $1 million was the result of $.9 million from lower net sales volume coupled with lower production margins partially offset by lower material costs of $.2 million. Excluding the effect of currency translation, All Other gross profit increased $1.7 million primarily as a result of $1.2 million increase from higher sales volume coupled with higher production margins.

Cost and expenses. Cost and expenses for the three month period ended September 30, 2009 increased $.1 million, or less than 1%, compared to the three month period ended September 30, 2008. Excluding the effect of currency translation, cost and expenses increased 5% as summarized in the following table:

	Three month period ended September 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change
Costs and expenses
PLP-USA	$8,668	$8,117	$551	$—	$551	7%
Australia	1,743	1,921	(178)	(47)	(131)	(7)
Brazil	1,594	1,750	(156)	(219)	63	4
South Africa	481	345	136	(3)	139	40
Canada	390	407	(17)	(22)	5	1
Poland	658	894	(236)	(240)	4	—
All Other	2,899	2,871	28	(197)	225	8

Consolidated	$16,433	$16,305	$128	$(728)	$856	5%

PLP-USA costs and expenses increased $.6 million primarily due to an increase in personnel related costs of $.9 million, repairs and maintenance of $.5 million, and acquisition-related costs of $.3 million, partially offset by lower commissions related to lower sales and the mix of commissionable sales of $.1 million, an increase in the cash surrender value of life insurance policies of $.2 million, a gain of foreign currency transactions of $.6 million, a decrease in advertising expenses of $.2 million, and legal expense of $.1 million. Excluding the effect of currency translation, Australia costs and expenses decreased $.1 million primarily due to lower legal expense coupled with less foreign currency transaction expenses partially offset by higher personnel related costs due to the acquisition of BlueSky Energy Pty Ltd, and acquisition-related costs. Excluding the effect of currency translation, Brazil costs and expenses increased less than $.1 million primarily due to an increase in consulting, commissions and research and engineering expenses partially offset by the payments received by customers whose balances were previously reserved against in 2008. Excluding the effect of currency translation, South Africa’s costs and expenses increased $.1 million primarily due to personnel related costs, consulting, travel, and building maintenance expenses. Excluding the effect of currency translation, Canada and Poland’s costs and expenses remained relatively unchanged compared to 2008. Excluding the effect of currency translation, All Other costs and expenses increased $.2 million primarily due to personnel related costs and commissions.
Operating income. Operating income of $8.2 million for the three month period ended September 30, 2009 decreased $1 million, or 11%, compared to the three month period ended September 30, 2008 primarily due to the $.9 million decrease in gross profit coupled with an increase in costs and expenses of $.1 million. PLP-USA operating income of $2.9 million decreased $.9 million primarily as a result of the $.5 million decrease in gross profit coupled with a $.6 million increase in costs and expenses partially offset by an increase in intercompany royalty income. International operating income was unfavorably affected by $.6 million when converted to U.S. dollars as a result of a stronger U.S. dollar to certain foreign currencies. Excluding the effect of currency translation, Australia operating income decreased $.1 million as a result of the $.2 million decrease in gross profit partially offset by a $.1 million decrease in costs and expenses. Excluding the effect of currency translation, Brazil operating income increased $.8 million primarily as a result of the increase in gross profit. Excluding the effect of currency translation, South Africa operating income decreased $.6 million as a result of the $.5 million decrease in gross profit coupled with a $.1 million increase in costs and expenses. Excluding the effect of currency translation, Canada operating income increased $.2 million primarily as a result of an increase in gross profit. Excluding the effect of currency translation, Poland operating income decreased $1 million primarily as a result of a decrease in gross profit. Excluding the effect of currency translation, All Other operating income increased $1.3 million primarily as a result of the $1.7 million increase in gross profit partially offset by a $.2 million increase in costs and expenses and a $.2 million increase in intercompany royalty expense.

Other income (expense). Other income (expense) for the three month period ended September 30, 2009 of $.3 million remained unchanged compared to the three month period ended September 30, 2008. Other income (expense) increased primarily related to the generation of natural gas at our corporate headquarters property in Mayfield Village, Ohio. Production of the natural gas well commenced in May 2008. The increase related to the natural gas well was offset by a decrease in interest income at our domestic and foreign locations.
Income taxes. Income taxes from continuing operations for the three month period ended September 30, 2009 of $2.2 million were $.6 million lower than in 2008. The effective tax rate for the three month period ended September 30, 2009 was 26% compared to 29% in 2008. The effective tax rate for the three month period ended September 30, 2009 is lower than the statutory federal rate of 34% primarily due to increased foreign earnings in jurisdictions with lower tax rates and the decrease of unrecognized tax benefits primarily due to the expiration of statutes of limitations.
Income from continuing operations, net of tax. As a result of the preceding items, income from continuing operations, net of tax, for the three month period ended September 30, 2009 was $6.3 million, compared to income from continuing operations, net of tax, of $6.6 million, for the three month period ended September 30, 2008. Excluding the effect of currency translation, income from continuing operations, net of tax, remained unchanged as summarized in the following table:

	Three month period ended September 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change
Income from continuing operations, net of tax
PLP-USA	2,557	$2,935	$(378)	$—	$(378)	(13)%
Australia	136	203	(67)	(13)	(54)	(27)
Brazil	764	327	437	(93)	530	162
South Africa	153	706	(553)	(8)	(545)	(77)
Canada	526	435	91	(29)	120	28
Poland	183	963	(780)	(51)	(729)	(76)
All Other	1,940	1,045	895	(146)	1,041	100

Consolidated	$6,259	$6,614	$(355)	$(340)	$(15)	—%

PLP-USA income from continuing operations, net of tax, decreased $.4 million as a result of the $.9 million decrease in operating income partially offset by lower income taxes of $.5 million and an increase in other income. Excluding the effect of currency translation, Australia income from continuing operations, net of tax, decreased $.1 million due to a $.1 decrease in operating income coupled with a decrease in other income partially offset by lower income taxes of $.1 million. Excluding the effect of currency translation, Brazil income from continuing operations, net of tax, increased $.5 million as a result of an increase in operating income of $.8 million partially offset by an increase in income taxes. Excluding the effect of currency translation, South Africa income from continuing operations, net of tax, decreased $.5 million as a result of a decrease in operating income of $.6 million partially offset by lower income taxes of $.1 million. Excluding the effect of currency translation, Canada income from continuing operations, net of tax, increased $.1 million primarily as a result of a $.2 million increase in operating income partially offset by an increase in income taxes. Excluding the effect of currency translation, Poland income from continuing operations, net of tax, decreased $.7 million primarily as a result of a $1 million decrease in operating income partially offset by a decrease in income taxes. Excluding the effect of currency translation, All Other income from continuing operations, net of tax increased $1 million primarily as a result of the $1.3 million increase in operating income partially offset by an increase in income taxes of $.1 million coupled with lower other income.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008
Net Sales. For the nine month period ended September 30, 2009, net sales were $187.4 million, a decrease of $21.8 million, or 10%, compared to the nine month period ended September 30, 2008. Excluding the effect of currency translation, net sales decreased 2% as summarized in the following table:

	Nine month period ended September 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change
Net sales
PLP-USA	$81,706	$85,725	$(4,019)	$—	$(4,019)	(5)%
Australia	19,149	22,442	(3,293)	(4,142)	849	4
Brazil	20,014	24,183	(4,169)	(4,398)	229	1
South Africa	7,431	7,553	(122)	(757)	635	8
Canada	8,440	7,685	755	(1,212)	1,967	26
Poland	8,748	16,358	(7,610)	(3,791)	(3,819)	(23)
All Other	41,906	45,233	(3,327)	(4,339)	1,012	2

Consolidated	$187,394	$209,179	$(21,785)	$(18,639)	$(3,146)	(2)%

The decrease in PLP-USA net sales of $4 million, or 5%, was primarily due to a sales volume/mix decrease. We anticipate a slight decrease in sales compared to the first nine months of 2009 for the remainder of 2009, as we believe PLP-USA will continue to be negatively affected by a continued difficult economy and depressed housing market for the remainder of the year. International net sales for the nine month period ended September 30, 2009 were unfavorably affected by $18.6 million when converted to U.S. dollars, as a result of a stronger U.S. dollar to certain foreign currencies. Excluding the effect of currency translation, Australia net sales increased $.8 million, or 4%, primarily as a result of higher volume/ mix in energy sales and the increase in sales related to BlueSky Energy Pty Ltd. Excluding the effect of currency translation, Brazil net sales increased $.2 million, or 1%, as a result of increased sales volume, primarily in the three month period ended September 30, 2009, in their markets. Excluding the effect of currency translation, South Africa net sales increased $.6 million, or 8%, primarily as a result of increased volume in energy sales. Excluding the effect of currency translation, Canada net sales increased $2 million, or 26%, due to higher sales volume in their markets. Excluding the effect of currency translation, Poland net sales decreased $3.8 million, or 23%, due to a decrease in sales volume in the second and third quarters of 2009 compared to 2008 due to the economic downturn in their domestic markets. Excluding the effect of currency translation, All Other net sales increased $1 million, or 2%, due to a increase in volume. We continue to see competitive pricing pressures globally as well as a decline in the global economy, which will continue to negatively affect sales and profitability in 2009.

Gross profit. Gross profit of $63 million for the nine month period ended September 30, 2009 decreased $5.1 million, or 7%, compared to the nine month period ended September 30, 2008. Excluding the effect of currency translation, gross profit increased 1% as summarized in the following table:

	Nine month period ended September 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change
Gross profit
PLP-USA	$28,369	$28,414	$(45)	$—	$(45)	—%
Australia	5,483	6,976	(1,493)	(1,135)	(358)	(5)
Brazil	5,679	5,998	(319)	(1,188)	869	14
South Africa	2,595	3,444	(849)	(309)	(540)	(16)
Canada	3,695	3,425	270	(530)	800	23
Poland	2,642	4,605	(1,963)	(1,150)	(813)	(18)
All Other	14,579	15,283	(704)	(1,547)	843	6

Consolidated	$63,042	$68,145	$(5,103)	$(5,859)	$756	1%

PLP-USA gross profit of $28.4 million remained unchanged compared to 2008. PLP-USA gross profit decreased due to lower sales volume partially offset by improved product margins. Excluding the effect of currency translation, the Australia gross profit decrease of $.4 million was a result of $1.2 million from higher material costs partially offset by higher net sales of $.3 million coupled with an improvement in manufacturing efficiencies. Excluding the effect of currency translation, Brazil gross profit increase of $.9 million was the result of $.2 million increase in gross profit on higher sales volume coupled with improved production margins. Excluding the effect of currency translation, the South Africa gross profit decrease of $.5 million was a result of $.7 million from higher material costs coupled with lower productions margins partially offset by an increase in net sales of $.3 million. Excluding the effect of currency translation, Canada gross profit increase of $.8 million was a result of $.9 million from higher net sales and a $.2 million improvement in manufacturing efficiencies partially offset by an increase in material costs of $.3 million. Excluding the effect of currency translation, Poland gross profit decrease of $.8 million was a result of $1 million from lower sales volume coupled with a decrease in production margins of $.8 million partially offset by lower material costs. Excluding the effect of currency translation, the All Other gross profit increase of $.8 million was primarily due to a $.9 million increase from higher net sales partially offset by lower production margins.
Cost and expenses. Cost and expenses for the nine month period ended September 30, 2009 decreased $1.6 million, or 3%, compared to the nine month period ended September 30, 2008. Excluding the effect of currency translation, cost and expenses increased 5% as summarized in the following table:

	Nine month period ended September 30, 2009
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change
Costs and expenses
PLP-USA	$25,053	$24,405	$648	$—	$648	3%
Australia	4,269	5,240	(971)	(844)	(127)	(2)
Brazil	4,047	4,281	(234)	(874)	640	15
South Africa	1,172	935	237	(118)	355	38
Canada	1,171	1,262	(91)	(177)	86	7
Poland	1,719	2,375	(656)	(744)	88	4
All Other	8,513	9,084	(571)	(1,049)	478	5

Consolidated	$45,944	$47,582	$(1,638)	$(3,806)	$2,168	5%

PLP-USA costs and expenses increased $.6 million primarily due to an increase in employee related costs of $1.7 million, consulting expenses of $.4 million, repairs and maintenance expense of $.3 million primarily related to the Company’s aircraft, acquisition-related costs of $.4 million, partially offset by decreases in professional fees of $.6 million, advertising expenses of $.4 million, a reduction of travel expense of $.2 million, a gain on foreign currency transactions of $.5 million, and other income of $.2 million. Excluding the effect of currency translation, Australia costs and expenses decreased $.1 million primarily due to the acquisition of BlueSky Energy Pty Ltd on March 21, 2008 and acquisition related costs. Excluding the effect of currency translation, Brazil costs and expenses increased $.6 million primarily due to higher personnel related costs, sales commissions, and consulting expenses. Excluding the effect of currency translation, South Africa costs and expenses increased $.4 million due to higher personnel related costs, research and engineering, and an increase in advertising and administrative expenses. Excluding the effect of currency translation, Canada costs and expenses increased $.1 million due to personnel related costs. Excluding the effect of currency translation, Poland costs and expenses increased $.1 million due to personnel related costs and travel expenses. Excluding the effect of currency translation, All Other costs and expenses increased $.5 million due to personnel related costs.
Operating income. Operating income of $17.1 million for the nine month period ended September 30, 2009 decreased $3.5 million, or 17%, compared to the nine month period ended September 30, 2008 primarily due to the $5.1 million decrease in gross profit partially offset by the decrease in costs and expenses of $1.6 million. PLP-USA operating income decreased $1 million as a result of an increase in costs and expenses of $.6 million coupled with a decrease in intercompany royalty income. International operating income was unfavorably affected by $1.6 million when converted to U.S. dollars, as a result of a stronger U.S. dollar to certain foreign currencies. Excluding the effect of currency translation, Australia operating income decreased $.2 million as a result of a $.4 million decrease in gross profit partially offset by a decrease in costs and expenses. Excluding the effect of currency translation, Brazil operating income increased $.2 million primarily as a result of an increase in gross profit of $.9 million partially offset by a increase in costs and expenses. Excluding the effect of currency translation, South Africa operating income decreased $.9 million as a result of the $.5 million decrease in gross profit coupled with an increase in costs and expenses. Excluding the effect of currency translation, Canada operating income increased $.6 million as the result of a $.8 million increase in gross profit partially offset by the increase in costs and expenses and intercompany royalty expense. Excluding the effect of currency translation, Poland operating income decreased $.9 million primarily as the result of a decrease in gross profit of $.8 million coupled with the increase in costs and expenses. Excluding the effect of currency translation, All Other operating income increased $.3 million primarily as a result of the $.8 million increase in gross profit partially offset by a $.5 million increase in costs and expenses and a decrease in intercompany royalty expense.
Other income (expense). Other income (expense) for the nine month period ended September 30, 2009 of $.9 million increased $.5 million compared to the nine month period ended September 30, 2008. Other income (expense) increased primarily related to the generation of natural gas at our corporate headquarters property in Mayfield Village, Ohio. Production of the natural gas well commenced in May 2008. The increase related to the natural gas well was partially offset by a decrease in interest income at our domestic and foreign locations.
Income taxes. Income taxes from continuing operations for the nine month period ended September 30, 2009 of $5.5 million was $1.1 million lower than in 2008. The effective tax rate for the nine month period ended September 30, 2009 and 2008 was 31%. The effective tax rate for the nine month period ended September 30, 2009 is lower than the statutory federal rate of 34% primarily due to the favorable benefit from foreign earnings in jurisdictions with lower tax rates and the decrease of unrecognized tax benefits primarily due to the expiration of statutes of limitations.

Income from continuing operations, net of tax. As a result of the preceding items, income from continuing operations, net of tax for the nine month period ended September 30, 2009, was $12.5 million, compared to income from continuing operations, net of tax, of $14.4 million, for the nine month period ended September 30, 2008. Excluding the effect of currency translation, income from continuing operations, net of tax, decreased 5% as summarized in the following table:

	Nine month period ended September 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change
Income from continuing operations, net of tax
PLP-USA	$4,807	$5,284	$(477)	$—	$(477)	(9)%
Australia	248	430	(182)	(36)	(146)	(34)
Brazil	909	903	6	(202)	208	23
South Africa	764	1,620	(856)	(130)	(726)	(45)
Canada	1,464	1,276	188	(204)	392	31
Poland	731	1,685	(954)	(317)	(637)	(38)
All Other	3,595	3,197	398	(318)	716	22

Consolidated	$12,518	$14,395	$(1,877)	$(1,207)	$(670)	(5)%

PLP-USA income from continuing operations, net of tax, decreased $.5 million as the result of a $1 million decrease in operating income coupled with a $.2 million increase in income taxes partially offset by the increase in other income of $.7 million. Excluding the effect of currency translation, Australia income from continuing operations, net of tax, decreased $.1 million due primarily to the decrease in operating income of $.2 million coupled with the decrease in interest income partially offset by the decrease in income taxes. Excluding the effect of currency translation, Brazil income from continuing operations, net of tax, increased $.2 million primarily as a result of the increase in operating income. Excluding the effect of currency translation, South Africa income from continuing operations, net of tax, decreased $.7 million as a result of the decrease in operating income of $.9 million partially offset by a decrease in income taxes. Excluding the effect of currency translation, Canada income from continuing operations, net of tax, increased $.4 million as a result of the increase in operating income of $.6 million offset by an increase in income taxes of $.2 million coupled with a decrease in interest income. Excluding the effect of currency translation, Poland income from continuing operations, net of tax, decreased $.6 million primarily as a result of the $.9 million decrease in operating income partially offset by a decrease in income taxes. Excluding the effect of currency translation, All Other income from continuing operations, net of tax, increased $.7 million primarily as a result of the $.4 million increase in operating income coupled with lower income taxes of $.5 million partially offset by a decrease in other income.
APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2008 and are, therefore, not presented herein.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
Cash increased $15.7 million for the nine month period ended September 30, 2009. Net cash provided by operating activities was $22.1 million primarily because of net income, noncash adjustments, decrease in inventory and an increase in trade payables and accrued liabilities partially offset by an increase in accounts receivable. The major investing and financing uses of cash were $6.7 million in capital expenditures, $3.2 million in dividend payments offset by cash proceeds of $.8 million related to the sale of SMP and net proceeds from debt borrowings of $.9 million.
Net cash used in investing activities of $6.2 million represents a decrease of $7.3 million when compared to the cash provided by investing activities in the nine month period ended September 30, 2008. In May 2008, we sold the SMP operations for proceeds of $11.8 million, net of transaction expenses. Also in May 2008, we formed a joint venture with BlueSky Energy Pty Ltd for an initial cash payment of $.3 million. During 2009, we received the remaining $.8 million from escrow related to the sale of the SMP operations and paid an earnout of $.4 million to the sellers of DPW, originally purchased in March 2007. Capital expenditures decreased $2.3 million in the nine month period ended September 30, 2009 when compared to 2008 due mostly to a solar installation project at our Spain subsidiary, additional machinery investment at our U.S. locations and Polish subsidiary, and a building expansion at our China subsidiary, all during 2008.

Cash used in financing activities was $2.2 million compared to $12.2 million in the nine month period ended September 30, 2008. This decrease was primarily a result of $.9 million in net debt borrowings in 2009 compared to $2.1 million in net debt repayments in 2008 and $7.3 million cash used to repurchase common shares outstanding during 2008.
Our current ratio was 3.1 to 1 at September 30, 2009 and 3.2 to 1 at December 31, 2008. At September 30, 2009, our unused balance under our main credit facility was $20 million and our bank debt to equity percentage was 5%. Our main revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth, and profitability. At September 30, 2009, we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash of $35.5 million, together with our untapped borrowing capacity, provides substantial financial resources. If we were to incur significant additional indebtedness, we expect to be able to meet liquidity needs under our credit facilities. We do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, as codified in FASB ASC Topic 805, “Business Combinations” (ASC 805). ASC 805 revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in a business combination or gain from a bargain purchase. ASC 805 also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This topic became effective for the Company as of January 1, 2009. The adoption of ASC 805 will impact our consolidated financial statements to the extent the Company enters into a business acquisition in the future.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”, as codified in FASB ASC Topic 810, “Consolidation” (ASC 810). This standard establishes accounting and reporting for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. It also amends certain consolidation procedures for consistency with the requirements of ASC 805. This topic became effective on January 1, 2009 and is applied prospectively to future business combinations. The impact to us is the retroactive presentation and disclosure requirements for all periods presented on our consolidated financial statements of noncontrolling interests.
In April 2009, the FASB issued FSP 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, as codified in FASB ASC Topic 805. ASC 805 requires that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, “Accounting for Contingencies,” as codified in FASB ASC Topic 450, “Contingencies” (ASC 450), to determine whether the contingency should be recognized at the acquisition date or thereafter. The adoption of ASC 805 is applied prospectively and we will conform to ASC 805 to the extent we enter into a business acquisition in the future.
In May 2009, the FASB issued FAS 165, “Subsequent Events”, as codified in FASB ASC Topic 855, “Subsequent Events” (ASC 855), which established principles and requirements for subsequent events. ASC 855 details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. ASC 855 is effective for interim or annual reporting periods ending after June 15, 2009. The adoption impacted our disclosure reporting requirements and did not have an impact on our financial condition, results of operations, or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, as codified in FASB ASC Topic 320, “Investments — Debt and Equity Securities” (ASC 320), which amend the other-than-temporary impairment guidance for debt and equity securities. This statement modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. This statement is effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have an impact on our financial condition, results of operations, or cash flows.
In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, as codified in FASB ASC Topic 105, “Generally Accepted Accounting Principles” (ASC 105). This statement became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change US GAAP. Following this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. We adopted this statement effective as of September 30, 2009 by modifying certain of its disclosures in this Form 10-Q to comply with the requirements. The adoption did not impact our financial condition, results of operations, or cash flows.
In August 2009, the Financial FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). This update provides amendments to ASC Topic 820-10 for the fair value measurement of liabilities when a quoted price in an active market is not available. The adoption of ASU 2009-05 did not have a material effect on our financial condition, results of operations, or cash flows.
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
The Company has two immaterial foreign currency forward exchange contracts outstanding at September 30, 2009. The Company does not hold derivatives for trading purposes.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $7.7 million at September 30, 2009. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of less than $.1 million for the nine month period ended September 30, 2009.
The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $2.8 million and on income before tax of $.2 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer and Vice President - Finance, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer and Vice President — Finance, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2009 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
On February 15, 2007, the Board of Directors authorized a plan to repurchase up to 200,000 shares of Preformed Line Products Company. The repurchase plan does not have an expiration date. The following table includes repurchases for the three month period ended September 30, 2009.

			Total Number of
	Total		Shares Purchased as	Maximum Number of
	Number of	Average	Part of Publicly	Shares that may yet be
	Shares	Price Paid	Announced Plans or	Purchased under the
Period (2009)	Purchased	per Share	Programs	Plans or Programs

July	—	—	185,748	14,252
August	3,000	$35.01	185,748	14,252
September	—	—	188,748	11,252

Total	3,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

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

November 3, 2009	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 3, 2009	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer and Vice President — Finance (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.