Form 10-K
period 2009-12-31
PREFORMED LINE PRODUCTS CO
filed 2010-03-15
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: (None)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2009 was $98,875,883, based on the closing price of such common shares, as reported on the NASDAQ National Market System. As of March 10, 2010 there were 5,253,140 common shares of the Company ($2 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2010 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

Forward-Looking Statements
     This Form 10-K and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements regarding Preformed Line Products Company’s (the “Company”) and management’s beliefs and expectations. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance (as opposed to historical items) and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the Company’s control. Such uncertainties and factors could cause the Company’s actual results to differ materially from those matters expressed in or implied by such forward-looking statements.
     The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:
•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States (U.S.), Canada, and Western Europe;
•	The ability of our customers to raise funds needed to build the facilities their customers require;
•	Technological developments that affect longer-term trends for communication lines such as wireless communication;
•	The decreasing demands for product supporting copper-based infrastructure due to the introduction of products using new technologies or adoption of new industry standards;
•	The Company’s success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;
•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;
•	The extent to which the Company is successful in expanding the Company’s product line into new areas;
•	The Company’s ability to identify, complete and integrate acquisitions for profitable growth;
•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;
•	The relative degree of competitive and customer price pressure on the Company’s products;
•	The cost, availability and quality of raw materials required for the manufacture of products;
•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;
•	Changes in significant government regulations affecting environmental compliances;
•	The telecommunication market’s continued deployment of Fiber-to-the-Premises;
•	The Company’s ability to obtain funding for future acquisitions;

•	The potential impact of the depressed housing market on the Company’s ongoing profitability and future growth opportunities;
•	The continued support by Federal, State, Local and Foreign Governments in incentive programs for promoting renewable energy deployment;
•	Those factors described under the heading “Risk Factors” on page 13.
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
     The Company serves a worldwide market through strategically located domestic and international manufacturing facilities. Each of the Company’s domestic and international manufacturing facilities have obtained an International Organization of Standardization (“ISO”) 9001:2000 Certified Management System, with the exception of Direct Power and Water Corporation (DPW), which was acquired during 2007. The ISO 9001:2000 certified management system is a globally recognized quality standard for manufacturing and assists the Company in marketing its products throughout the world. The Company’s customers include public and private energy utilities and communication companies, cable operators, financial institutions, governmental agencies, contractors and subcontractors, distributors and value-added resellers. The Company is not dependent on a single customer or a few customers. No single customer accounts for more than ten percent of the Company’s consolidated revenues.
     The Company’s products include:
•	Formed Wire and Related Hardware Products
•	Protective Closures
•	Data Communication Cabinets
•	Plastic Products
•	Other Products
     Formed Wire Products and Related Hardware Products are used in the energy, communications, cable and special industries to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics (e.g., vibration). Formed wire products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape. Advantages of using the Company’s helical formed wire products are that they are economical, dependable and easy to use. The Company introduced formed wire products to the power industry over 60 years ago and such products enjoy an almost universal acceptance in the Company’s markets. Related hardware products include hardware for supporting and protecting transmission conductors, spacers, spacer-dampers, stockbridge dampers, corona suppression devices and various compression fittings for dead-end applications. Formed wire and related hardware products are approximately 62% of the Company’s revenues in 2009, 59% in 2008 and 60% in 2007.
     Protective Closures, including splice cases, are used to protect fixed line communication networks, such as copper cable or fiber optic cable, from moisture, environmental hazards and other potential contaminants. Protective closures are approximately 22% of the Company’s revenues in 2009, 24% in 2008 and 27% in 2007.

     Data Communication Cabinets are products used in high-speed data systems to hold and protect electronic equipment. Data communication cabinets are approximately 4% of the Company’s revenues in 2009, 5% in 2008 and 6% in 2007.
     Plastic Products, including guy markers, tree guards, fiber optic cable markers and pedestal markers, are used in energy, communications, cable television and special industries to identify power conductors, communication cables and guy wires. Plastic products are approximately 3% of the Company’s revenues in 2009 and 2008 and 2% in 2007.
     Other Products include hardware assemblies, pole line hardware, resale products, underground connectors, solar hardware systems and urethane products. They are used by energy, renewable energy, communications, cable and special industries for various applications and are defined as products that compliment the Company’s core line offerings. Other products are approximately 9% of the Company’s revenues in 2009 and 2008 and 5% in 2007.
Corporate History
     The Company was incorporated in Ohio in 1947 to manufacture and sell helically shaped “armor rods” which are sets of stiff helically shaped wires applied on an electrical conductor at the point where it is suspended or held. Thomas F. Peterson, the Company’s founder, developed and patented a unique method to manufacture and apply these armor rods to protect electrical conductors on overhead power lines. Over a period of years, Mr. Peterson and the Company developed, tested, patented, manufactured and marketed a variety of helically shaped products for use by the electrical and telephone industries. Although all of Mr. Peterson’s patents have now expired, those patents served as the nucleus for licensing the Company’s formed wire products abroad.
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
     In 1968, the Company expanded into the underground telecommunications field by its acquisition of the Smith Company located in California. The Smith Company had a patented line of buried closures and pressurized splice cases. These closures and splice cases protect copper cable openings from environmental damage and degradation. The Company continued to build on expertise acquired through the acquisition of the Smith Company and in 1995 introduced the highly successful COYOTE® Closure line of products. Since 1995 fourteen domestic and three international patents have been granted to the Company on the COYOTE Closure. None of the COYOTE Closure patents have expired. The earliest COYOTE Closure patent was filed April 1995 and will not expire until April 2015.
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
     In 2003, the Company sold its 24% interest in Toshin Denko Kabushiki Kaisha in Osaka, Japan. The Company’s investment in Toshin Denko dated back to 1961 when the joint venture company was founded.
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
     In 2007, the Company acquired 83.74% of Belos SA (Belos), located in Bielsko-Biala, Poland. Belos is a manufacturer and supplier of fittings for various voltage power networks. This acquisition complements the Company’s existing line of energy products. In 2008, the Company acquired 8.3% additional shares of Belos. In 2009, the Company acquired 4.1% additional shares of Belos.
     In 2008, the Company divested its data communication business Superior Modular Products.
     In 2008, the Company formed a joint venture between the Company’s Australian subsidiary, Preformed Line Products Australia Pty Ltd (PLP-AU) and BlueSky Energy Pty Ltd, a solar systems integration and installation business based in Sydney, Australia. PLP-AU holds a 50% ownership interest in the joint venture company, which operates under the name BlueSky Energy Australia (BlueSky), with the option to acquire the remaining 50% ownership interest from BlueSky Energy Pty Ltd over the next five years.
     In 2009, the Company has acquired a 33.3% investment in Proxisafe Ltd. Proxisafe is a Canadian developmental company formed to design and commercialize new industrial safety equipment located in Calgary, Alberta.
     In 2009, the Company acquired the Dulmison business from Tyco Electronics Group S.A. (Tyco Electronics), which includes both the acquisition of equity of certain Tyco Electronics entities and the acquisition of assets from other Tyco Electronics entities. Dulmison is a leader in the supply and manufacturer of electrical transmission and distribution products. Dulmison designs, manufacturers and markets pole line hardware and vibration control products for the global electrical utility industry. Dulmison is based in Australia with operations in Australia, Thailand, Indonesia, Malaysia, Mexico and the United States. The acquisition will strengthen the Company’s position in the power distribution and transmission hardware market and will expand the Company’s presence in the Asia-Pacific region.
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
     Fiber optic cable was first deployed in the outside plant environment in the early 1980s. Through fiber optic technologies, a much greater amount of both voice and data communication can be transmitted reliably. In addition, this technology solved the cable congestion problem that the large count copper cable was causing in underground, buried and aerial applications. The Company developed and adapted copper closures for use in the emerging fiber optic world. In the late 1980s, the Company developed a series of splice cases designed specifically for fiber application. In the mid-1990s, the Company developed its plastic COYOTE Closure, and has since expanded the product line to address Fiber-to-the-Premise (FTTP) applications. The COYOTE Closure is an example of the Company developing a new line of proprietary products to meet the changing needs of its customers.
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
     Electric Utilities — Transmission. The electric transmission grid is the interconnected network of high voltage aluminum conductors used to transport large blocks of electric power from generating facilities to distribution networks. Currently, there are three major power grids in the U.S.: the Eastern Interconnect, the Western Interconnect and the Texas Interconnect. Virtually all electrical energy utilities are connected with at least one other utility by one of these major grids. The Company believes that the transmission grid has been neglected throughout much of the U.S. for more than a decade. Additionally, because of deregulation, some electric utilities have turned this responsibility over to Independent System Operators (ISOs), who have also been slow to add transmission lines. With demand for power now exceeding supply in some areas, the need for the movement of bulk power from the energy-rich areas to the energy-deficient areas means that new transmission lines will likely be built and many existing lines will likely be refurbished. In addition, passage of the economic stimulus bill in early 2009 that contains provisions for upgrading the aging transmission infrastructure and connecting renewable energy sources to the grid should attract new investment to fund new infrastructure projects in the industry. The Company believes that this will generate growth for the Company’s products in this market over at least the next several years. In addition, increased construction of international transmission grids is occurring in many regions of the world. However, consolidations in the markets that the Company services may also have an adverse impact on the Company’s revenues.
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
     Renewable Energy. The renewable energy market includes residential consumers, commercial businesses, off-grid operators, and utility companies that have an interest in alternative energy sources. Environmental concerns along with federal, state, and local utility incentives have fueled demand for renewable energy systems including solar, wind, and biofuel. The passage of the economic stimulus bill in 2009, which contains provisions for investment in clean energy technologies, should further drive future demand for alternative energy sources like solar. The industry continues to grow rapidly as advancements in technology lead to greater efficiencies which drive down overall system costs. The Company currently provides hardware solutions, system design and installation services for solar power applications. The Company markets and sells these products and services to end-users, distributors, installers and integrators.
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
     The industry has developed technological methods to increase the usage of copper-based plant through high-speed digital subscriber lines (DSLs). The popularity of these services, the regulatory environment and the increasingly fierce competition between communications and cable operators has driven the move toward building out the “last mile” in fiber networks. FTTP technology supports the next wave in broadband innovation by carrying fiber optic technology into homes and businesses. The Company has been actively developing products that address this market.
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
     While a number of the Company’s international plants are in developed countries, the Company believes it has strong market opportunities in developing countries where the need for the transmission and distribution of electrical power is significant. The Company is now serving the Far East market, other than China and Japan, primarily from Thailand and Indonesia. In addition, as the need arises, the Company is prepared to establish new manufacturing facilities abroad.
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
     The Company’s 29,000 square feet Research and Engineering Center is located at its corporate headquarters in Mayfield Village, Ohio. The Company believes that this facility is one of the most sophisticated in the world in its specialized field. The expanded Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling. Today, the Company’s reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a competitive advantage. In addition to testing, the work done at the Company’s Research and Development Center continues to fuel product development efforts. For example, the Company estimates that approximately 22% of 2009 revenues were attributed to products developed by the Company in the past five years. In addition, the Company’s position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations which are charged with the responsibility of establishing industry wide specifications and performance criteria, including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission). Research and development costs are expensed as incurred. Research and development costs for new products were $2.3 million in 2009, $2 million in 2008 and $1.7 million in 2007.
Patents and Trademarks
     The Company applies for patents in the U.S. and other countries, as appropriate, to protect its significant patentable developments. As of December 31, 2009, the Company had in force 35 U.S. patents and 63 international patents in 10 countries and had pending five U.S. patent applications and 22 international applications. While such domestic and international patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company’s business. The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company’s business as a whole or to any of its businesses. Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks. The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology. As of December 31, 2009, the Company had obtained U.S. registration on 27 trademarks and no trademark applications remained pending. International registrations amounted to 205 registrations in 38 countries, with 5 pending international registrations.
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
•	The Company has a strong and stable workforce. This consistent and continuous knowledge base has afforded the Company the ability to provide superior service to the Company’s customers and representatives.
•	The Company’s Research and Engineering Center in Mayfield Village, Ohio and Research and Engineering department’s subsidiary locations maintain a strong technical support function to develop unique solutions to customer problems.

•	The Company is vertically integrated both in manufacturing and distribution and is continually upgrading equipment and processes.
•	The Company is sensitive to the marketplace and provides an extra measure of service in cases of emergency, storm damage and other rush situations. This high level of customer service and customer responsiveness is a hallmark of the Company.
•	The Company’s 16 manufacturing locations ensure close support and proximity to customers worldwide.
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

     Due to flat or decreasing worldwide demand the costs of raw materials were stable throughout 2009. Manufacturing capacity has reduced for many raw materials and the Company was experiencing price pressure on most key raw materials by the end of 2009 and continuing into 2010.
Backlog Orders
     The Company’s backlog was approximately $38 million at the end of 2009. The Company’s order backlog generally represents six to eight weeks of sales. All customer orders entered are firm at the time of entry. Substantially all orders are shipped within a two to four week period unless the customer requests an alternative date.
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
     Although no assurances can be given, the Company believes it is in compliance in all material respects, with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability. The Company does not expect to make any material capital expenditure during 2010 for environmental control facilities. The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays. However, the Company does not believe that these expenditures should ultimately result in a material adverse effect on its financial position or results of operations. The Company cannot predict the precise effect such future requirements, if enacted, would have on the Company. The Company believes that such regulations would be enacted over time and would affect the industry as a whole.
Employees
     At December 31, 2009, the Company had 2,304 employees. Approximately 30% of the Company’s employees are located in the U.S.
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
Item 1A. Risk Factors
Due to the Company’s dependency on the energy and telecommunication industries, the Company is susceptible to negative trends relating to those industries that could adversely affect the Company’s operating results.
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
     International sales account for a substantial portion of the Company’s net sales (54%, 54% and 53% in 2009, 2008 and 2007, respectively) and the Company expects these sales will increase as a percentage of net sales in the future. Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the U.S. dollar which could materially adversely affect U.S. dollar revenues or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, reduced or limited protection of intellectual property rights, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on the Company’s business, operating results and financial condition.
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

Item 2. Properties
     The Company currently owns or leases 19 facilities, which together contain approximately 2 million square feet of manufacturing, warehouse, research and development, sales and office space worldwide. Most of the Company’s international facilities contain space for offices, research and engineering (R&E), warehousing and manufacturing with manufacturing using a majority of the space. The following table provides information regarding the Company’s principal facilities:

				Reportable
Location	Use	Owned/Leased	Square Feet	Segment
1. Mayfield Village, Ohio	Corporate Headquarters R&E	Owned	62,000	PLP-USA

2. Rogers, Arkansas	Manufacturing Warehouse Office	Owned	310,000	PLP-USA

3. Albemarle, North Carolina	Manufacturing Warehouse Office	Owned	261,000	PLP-USA

4. Sydney, Australia	Manufacturing R&E Warehouse Office	Owned	123,000	Australia

5. São Paulo, Brazil	Manufacturing R&E Warehouse Office	Owned	148,500	Brazil

6. Cambridge, Ontario, Canada	Manufacturing Warehouse Office	Owned	73,300	Canada

7. Andover, Hampshire, England	Manufacturing R&E Warehouse Office	Building Owned; Land Leased	89,400	All Other

8. Queretaro, Mexico	Manufacturing Warehouse Office	Owned	52,900	All Other

9. Beijing, China	Manufacturing Warehouse Office	Building Owned; Land Leased	180,900	All Other

10. Pietermaritzburg, South Africa	Manufacturing R&E Warehouse Office	Owned	73,100	South Africa

				Reportable
Location	Use	Owned/Leased	Square Feet	Segment
11. Sevilla, Spain	Manufacturing R&E Warehouse Office	Owned	63,300	All Other

12. Bangkok, Thailand	Manufacturing Warehouse Office	Owned	60,000	All Other

13. Albuquerque, New Mexico	Manufacturing Warehouse Office	Leased	27,200	All Other

14. Bielsko-Biala, Poland	Manufacturing Warehouse Office	Buildings Owned; Land Leased	174,400	Poland

15. Bekasi, Indonesia	Manufacturing Office	Owned	135,700	All Other

16. Selangor, Malaysia	Manufacturing Warehouse Office	Leased	14,100	All Other

17. Bangkok, Thailand	Manufacturing Warehouse Office	Leased	135,700	All Other
Item 3. Legal Proceedings
     From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.
Item 4. (Removed and Reserved)
Executive Officers of the Registrant
     Each executive officer is elected by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal.

Name	Age	Position
Robert G. Ruhlman	53	Chairman, President and Chief Executive Officer
Eric R. Graef	57	Chief Financial Officer and Vice President — Finance
William H. Haag	46	Vice President — International Operations
J. Cecil Curlee Jr.	53	Vice President — Human Resources
Dennis F. McKenna	43	Vice President — Marketing and Business Development
David C. Sunkle	51	Vice President — Research and Engineering and Manufacturing
Caroline S. Vaccariello	43	General Counsel and Corporate Secretary
     The following sets forth the name and recent business experience for each person who is an executive officer of the Company at March 1, 2010.

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
     David C. Sunkle was elected Vice President-Research and Engineering in January 2007. In addition, Mr. Sunkle has taken on the role of the Vice President – Manufacturing since July 2008. Mr. Sunkle joined the Company in 1978. He has served a variety of positions in Research and Engineering until 2002 when he became Director of International Operations. In 2006, Mr. Sunkle rejoined Research and Engineering as the Director of Engineering.
     Caroline S. Vaccariello was elected General Counsel and Corporate Secretary in January 2007. Ms. Vaccariello joined the Company in 2005 as General Counsel and has led the Company’s legal affairs since that time. Prior to that time, Ms. Vaccariello worked as an attorney for The Timken Company from 2003 to 2005.
Part II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
     The Company’s Common Shares are traded on NASDAQ under the trading symbol “PLPC”. As of March 10, 2010, the Company had approximately 1,300 shareholders of record. The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company’s Common Shares as reported by the NASDAQ and (ii) the amount per share of cash dividends paid by the Company.
     While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company’s Board of Directors in light of then current needs of the Company. Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.

	Year ended December 31
	2009			2008
Quarter	High	Low	Dividend	High	Low	Dividend

First	$47.65	$28.26	$0.20	$59.96	$42.95	$0.20
Second	48.96	32.70	0.20	53.88	40.31	0.20
Third	44.16	33.06	0.20	65.50	37.66	0.20
Fourth	44.40	37.85	0.20	56.97	31.82	0.20

Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	outstanding options,	exercise price of	plans (excluding
	warrants and rights	outstanding options,	securities reflected in
Plan Category	(a)	warrants and rights	column (a)

Equity compensation plans approved by security holders	138,821	$38.32	261,179

Equity compensation plans not approved by security holders	85,502	$33.29	500

Total	224,323		261,679
Performance Graph
     Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the Company’s Common Shares with the cumulative total return of hypothetical investments in the NASDAQ Market Index and the Hemscott Industry Group 627 (Industrial Electrical Equipment) Index based on the respective market price of each investment at December 31, 2004, December 31, 2005, December 31, 2006, December 31, 2007, December 31, 2008, and December 31, 2009, assuming in each case an initial investment of $100 on January 1, 2004, and reinvestment of dividends.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG PREFORMED LINE
PRODUCTS COMPANY, NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX
ASSUMES $100 INVESTED ON JAN. 01, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2009

COMPANY / INDEX / MARKET	2004	2005	2006	2007	2008	2009
PREFORMED LINE PRODUCTS CO	100.00	150.71	126.96	219.67	171.50	166.35
NASDAQ MARKET INDEX	100.00	102.20	112.68	124.57	74.71	108.56
HEMSCOTT GROUP INDEX	100.00	120.35	161.08	222.59	115.64	156.21

Purchases of Equity Securities
     On February 15, 2007, the Board of Directors authorized a plan to repurchase up to 200,000 shares of Preformed Line Products Company Common Shares. The repurchase plan does not have an expiration date. There were no repurchases for the three-month period ended December 31, 2009.

			Total Number of
	Total		Shares Purchased as	Maximum Number of
	Number of	Average	Part of Publicly	Shares that may yet be
	Shares	Price Paid	Announced Plans or	Purchased under the
Period (2009)	Purchased	per Share	Programs	Plans or Programs
October	—	—	188,748	11,252
November	—	—	188,748	11,252
December	—	—	188,748	11,252

Total	—
Item 6. Selected Financial Data

	2009	2008	2007	2006	2005
	(Thousands of dollars, except per share data)
Net Sales and Income
Net sales	$257,206	$269,742	$233,289	$196,910	$186,232
Operating income	19,460	23,988	21,133	16,359	16,673
Income before income taxes and discontinued operations	29,593	24,760	21,321	17,180	17,288
Income from continuing operations, net of tax	22,833	17,042	13,820	11,827	11,170
Net income	22,833	17,911	14,213	12,103	12,030
Net income (loss) attributable to noncontrolling interest, net of tax	(524)	288	54	—	—
Net income attributable to PLPC	23,357	17,623	14,159	12,103	12,030
Per Share Amounts
Income from continuing operations attributable to PLP shareholders — basic	$4.46	$3.17	$2.57	$2.11	$1.95
Net income attributable to PLPC common shareholders — basic	4.46	3.34	2.64	2.16	2.10
Income from continuing operations attributable to PLPC shareholders — diluted	4.35	3.14	2.54	2.09	1.93
Net income attributable to PLPC common shareholders — diluted	4.35	3.30	2.61	2.14	2.08
Dividends declared	0.80	0.80	0.80	0.80	0.80
PLPC Shareholders’ equity	31.50	26.09	27.82	24.47	23.32
Other Financial Information
Current assets	$138,959	$112,670	$123,450	$100,374	$110,304
Total assets	235,372	190,875	203,866	170,852	168,458
Current liabilities	46,340	35,248	42,349	32,372	33,900
Long-term debt (including current portion)	7,610	3,147	4,959	4,361	4,928
Capital leases	239	112	373	478	305
PLPC Shareholders’ equity	170,966	136,265	149,721	131,148	133,715
     On December 18, 2009, the Company completed a business combination acquiring certain subsidiaries and other assets from Tyco Electronics. The 2009 results were impacted by a $9.1 million gain, after taxes, on the acquisition, or $1.74 per basic share and $1.69 per diluted share. On May 30, 2008, the Company divested its Superior Modular Products subsidiary (SMP). The net sales and income and per share amounts sections for the years noted above have been restated to provide comparable information excluding the divestiture of the SMP operations.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW

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
     The reportable segments are PLP-USA, Australia, Brazil, South Africa, Canada, Poland, and All Other. Our PLP-USA segment is comprised of our U.S. operations primarily supporting our domestic energy and telecommunications products. The Australia segment is comprised of all of our operations in Australia supporting energy, telecommunications, data communications and solar products. Our Canada and Brazil segments are comprised of the manufacturing and sales operations from those locations which meet at least one of the criteria of a reportable segment. Our final two segments are Poland and South Africa, which are comprised of a manufacturing and sales operation, and have been included as segments to comply with reporting segments for 75% of consolidated sales. Our remaining operations are included in the All Other segment as none of these operations meet, or the future estimated results are not expected to meet, the criteria for a reportable segment.
RECENT DEVELOPMENT
     On December 18, 2009, PLPC and Tyco Electronics Group S.A. (Tyco Electronics) completed a Stock and Asset Purchase Agreement, pursuant to which, PLPC acquired from Tyco Electronics its Dulmison business for $16 million and the assumption of certain liabilities, subject to a customary post-closing working capital adjustment.
     We accounted for the acquisition of Dulmison in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) 805, which includes provisions that were effective January 1, 2009. The new provisions significantly changed the accounting for business combinations both during the period of the acquisition and in subsequent periods. In accordance with ASC 805, transaction costs of $3.9 million associated with the business combination were expensed and a gain of $9.1 million on the acquisition of the business was recorded.
     The acquisition of Dulmison strengthens our position in the power distribution and transmission hardware market and will expand our presence in the Asia-Pacific region. As a result of the acquisition, we added operations in Indonesia and Malaysia and strengthened our existing positions in Australia, Thailand, Mexico, and the United States.
DISCONTINUED OPERATIONS
     Our consolidated financial statements were impacted by the divestiture of Superior Modular Products (SMP) on May 30, 2008. We sold our SMP subsidiary for $11.7 million, for a $.8 million gain, net of tax, and a $1.5 million to be held in escrow for one year. During the year ended December 31, 2009, we received the remaining balance of $.8 million held in escrow. We have not provided any significant continuing involvement in the operations of SMP after the closing of the sale. For tax purposes, the sale of SMP generated a capital loss, which was not deductible except for amounts used to offset capital gains in 2008. A full valuation allowance was provided against the deferred tax asset on the remaining portion of the capital loss carryover.
     The operating results of SMP are presented in our statements of consolidated income as discontinued operations, net of tax. For the year ended December 31, 2008, income from discontinued operation, net of tax was $.9 million, or $.16 per diluted share.

MARKET OVERVIEW
     Our business continues to be concentrated in the energy and communications markets. During the past couple of years, industry consolidation continued as distributors and service provider consolidations took place in our major markets. This trend is expected to continue in 2010. We have a growing concern that the continued global economic situation coupled with an already depressed U.S. housing market, could further affect construction projects and negatively impact growth opportunities in our core markets in the U.S. and countries such as Spain, Poland and Great Britain where the financial situation is expected to be similar going forward.
     In 2009, we again experienced growth in our energy markets. We continued to see the investment in new transmission grids, new technologies, and upgrading and maintenance of the existing energy infrastructure. We expect the distribution energy market to be flat in 2010 but anticipate continued growth in demand for transmission and fiber optic products.
     The acquisition of Dulmison from Tyco Electronics in late 2009 will further cement PLP’s leadership position and will enable PLP to enhance the scope of its product lines and the technology it provides to this important market. Dulmison’s spacer, spacer-damper and stockbridge damper product lines fit well and complement PLP’s product offerings and enable PLP to offer the most comprehensive line of products in the industry. With demand for electrical power continuing to increase, especially in many fast growing areas of the world, PLP’s leadership position in the market will enable it to take advantage of prospects for continued growth as the transmission grid is enhanced and extended.
     Our international business is more concentrated in the energy markets. Historically, our international sales were primarily related to the distribution portion of the energy market. We believe that we are well positioned to supply the needs of the world’s diverse energy market requirements as a result of our strategically located operations and array of product designs and technologies.
     The year 2009 was challenging for PLP’s communication business throughout the world. Many communications customers cut back on capital and operational spending as the global economic downturn negatively impacted consumer spending on communication services. The U.S. was hit especially hard as communication carriers diverted operational funds to wireless communication projects where they could realize a faster return on their spending and investments. Also, the broadband stimulus program that was announced early in 2009 failed to gain traction throughout the year and the administrative burden of the program has further delayed the deployment of funds. Through all of this, PLP maintained its focus on the customer and put resources towards new product development efforts. These efforts were directed at customer premise and demarcation applications which are the final connections between the network and the end consumer.
     As economic conditions improve and stimulus funds eventually start flowing into projects, PLP’s efforts in these areas will lead to growth in the communications business. Opportunities for growth also look promising in Central and South America where deployment of fixed line telecommunications services and broadband penetration rates remain low as a percentage of the total population.
Preface
     Our consolidated financial results for the year ended December 31, 2009, 2008, and 2007 include the financial results of our solar energy operation, Direct Power and Water (DPW), acquired on March 22, 2007, Belos, in Poland, acquired on September 6, 2007 and BlueSky Energy Pty Ltd. (BlueSky) entered into a joint venture on May 21, 2008. In addition to the $9.1 million gain on the acquisition of Dulmison and $3.9 million of transaction costs, our consolidated financial statements include assets of $30.6 million and $5.5 million in liabilities from the acquisition of Dulmison. From the acquisition date through December 31, 2009, operation results were di minimus.
     Our net sales for the year ended December 31, 2009 decreased $12.5 million, or 5%, and gross profit decreased $2.5 million, or 3%, compared to 2008. Excluding the effect of currency translation, net sales remained unchanged. During 2009, certain of the end markets that we serve continued to see further sales declines. Gross profit decreased primarily due to the decrease in net sales. Excluding the effect of currency translation, gross profit increased 2% compared to 2008. Excluding the effect of currency translation, costs and expenses increased $4.6 million, or 7%, as foreign costs and expenses increased $4.1 million and U.S. costs and expenses increased $.5 million. Due to the acquisition of Dulmison, the Company incurred $1.9 million related to due diligence and acquisition related costs and also incurred $2 million related to employee termination benefits of certain employees related to the acquisition of the acquired business. As a result of the preceding, income from continuing operations, net of tax, of $22.8 million increased 25% compared to 2008
     Despite the current economic conditions, our financial condition remains strong. We continue to generate substantial cash flows from operations, have proactively managed working capital and have controlled capital spending. We currently have a debt to equity ratio of 5% and can borrow needed funds at an affordable interest rate from our untapped credit facility. While current worldwide conditions necessitate that we concentrate our efforts on maintaining our financial strengths, we believe there are many available opportunities for growth. We are pursuing these opportunities as appropriate in the current environment in order to position ourselves for when the economic recovery ultimately happens.
     Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. (GAAP). Our discussions of the financial results include Non-GAAP measures (primarily the impact of foreign currency) to provide additional information concerning our financial results that are prepared in accordance with GAAP. We believe that these non-GAAP measures provide information that is useful to the assessment of the Company’s performance and operating trends.
2009 Results of Operations compared to 2008
     Net Sales. In 2009, net sales were $257.2 million, a decrease of $12.5 million, or 5%, from 2008. Excluding the effect on currency translation, net sales decreased $.4 million as summarized in the following table:

	Year ended December 31
				Change	Change
				due to	excluding
thousands of dollars				currency	currency	%
	2009	2008	Change	translation	translation	change
Net sales
PLP-USA	$103,910	$111,721	$(7,811)	$—	$(7,811)	(7)%
Australia	27,923	27,244	679	(1,881)	2,560	9
Brazil	30,744	30,279	465	(1,926)	2,391	8
South Africa	10,264	9,535	729	(23)	752	8
Canada	12,237	9,952	2,285	(750)	3,035	30
Poland	11,148	20,602	(9,454)	(3,823)	(5,631)	(27)
All Other	60,980	60,409	571	(3,781)	4,352	7

Consolidated	$257,206	$269,742	$(12,536)	$(12,184)	$(352)	—%

     The decrease in PLP-USA net sales of $7.8 million, or 7%, was due to approximately 80% sales volume and 20% mix decreases. International net sales in 2009 were unfavorably affected by $12.2 million when converted to U.S. dollars, as a result of a stronger U.S dollar to certain foreign currencies. The following discussions of international net sales exclude the effect of currency translation. Australia net sales increased $2.6 million, or 9%, primarily as a result of higher volume/mix in the energy sales, an increase in BlueSky sales due to BlueSky contributing sales for the full year of 2009, and an overall strong fourth quarter 2009. Australia’s net sales were impacted by a slower economic climate for much of 2009 before a strong fourth quarter 2009. Fourth quarter 2009 net sales increased primarily due to higher energy sales compared to 2008 coupled with an increase in BlueSky sales. Brazil net sales increased $2.4 million, or 8%, as a result of energy sales volume coupled with $.7 million related to the settlement of sales tax related proceedings with their government. Brazil determined that they paid higher sales related taxes due to the country’s high index of inflation from 1988-1995. In December 2009, Brazil settled legal proceedings, receiving $.7 million in refunds. Historically these sales related taxes were an offset against net sales, and Brazil recorded these tax credits in net sales for December 2009. South Africa net sales increased $.8 million, or 8%, primarily as a result of increased volume in energy sales. Canada net sales increased $3 million, or 30%, due to higher sales volume in their markets. Poland net sales decreased $5.6 million, or 27%, due primarily to Poland’s economic downturn in their domestic markets. All Other net sales increased $4.5 million, or 7%, due to an increase in sales volume. We continue to see competitive pricing pressures globally as well as a struggling global economy, which will continue to affect sales and profitability in 2010.
     Gross Profit. Gross Profit of $84.8 million for 2009 decreased $2.5 million, or 3%, compared to 2008. Excluding the effect of currency translation, gross profit increased 2% as summarized in the following table:

	Year ended December 31
				Change	Change
				due to	excluding
thousands of dollars				currency	currency	%
	2009	2008	Change	translation	translation	change
Gross profit
PLP-USA	$33,727	$35,973	$(2,246)	$—	$(2,246)	(6)%
Australia	7,703	8,534	(831)	(557)	(274)	(3)
Brazil	9,170	8,193	977	(340)	1,317	16
South Africa	3,878	4,271	(393)	(2)	(391)	(9)
Canada	5,121	4,331	790	(354)	1,144	26
Poland	3,273	5,471	(2,198)	(1,148)	(1,050)	(19)
All Other	21,896	20,494	1,402	(1,443)	2,845	14

Consolidated	$84,768	$87,267	$(2,499)	$(3,844)	$1,345	2%

     PLP-USA gross profit of $33.7 million decreased by $2.2 million compared to 2008. PLP-USA gross profit decreased due to lower sales volume partially offset by slightly improved product margins. The following discussion of international gross profit excludes the effect of currency translation. The Australia gross profit decrease of $.3 million was the result of $2.1 million from higher material costs partially offset by higher net sales of $.8 million coupled with an improvement in manufacturing efficiencies. BlueSky material margins are significantly lower compared to the rest of the Australia business due to competitive pricing pressure in the Australian solar market. Brazil’s gross profit increase of $1.3 million was the result of $.7 million increase in higher sales volume. Contributing to Brazil’s overall increase in gross profit of $1.3 million was the $.7 million sales tax related settlement in December 2009 as noted in the Net Sales discussion. The South Africa gross profit decrease of $.4 million was a result of $.5 million from higher material costs coupled with lower production margins partially offset by an increase in net sales of $.3 million. Canada’s gross profit increase of $1.1 million was a result of $1.3 million from higher net sales and a $.3 million improvement in manufacturing efficiencies partially offset by an increase in material costs of $.5 million. Poland gross profit decrease of $1.1 million was a result of $1.4 million from lower sales volume coupled with a decrease in production margins of $1 million partially offset by lower material costs. The increase in All Other gross profit of $2.8 million was primarily due to a $1.8 million increase from higher net sales coupled with improved production margins.

     Cost and expenses. Cost and expenses for the year ended December 31, 2009 increased $2 million, or 3%, compared to 2008. Excluding the effect of currency translation, cost and expenses increased 7% as summarized in the following table:

	Year ended December 31
				Change	Change
				due to	excluding
thousands of dollars				currency	currency	%
	2009	2008	Change	translation	translation	change
Costs and expenses
PLP-USA	$33,872	$33,633	$239	$—	$239	1%
Australia	8,196	6,591	1,605	(224)	1,829	28
Brazil	5,485	5,789	(304)	(548)	244	4
South Africa	1,588	1,235	353	(18)	371	30
Canada	1,630	1,659	(29)	(120)	91	5
Poland	2,309	2,775	(466)	(740)	274	10
All Other	12,228	11,597	631	(932)	1,563	13

Consolidated	$65,308	$63,279	$2,029	$(2,582)	$4,611	7%

     PLP-USA costs and expenses increased $.2 million primarily due to an increase in employee related costs of $1.6 million, acquisition related costs of $1.2 million, consulting expenses of $.6 million, and repairs and maintenance of $.3 million, partially offset by a decrease in professional fees of $.9 million, travel expenses of $.3 million, and depreciation of $.1 million. This increase was also offset by a reduction in other operating income (expenses) — net due to a gain on foreign currency translations, gains on sale of capital assets, and an increase in the cash surrender values of life insurance policies. International cost and expenses for the year ended December 31, 2009 were favorably impacted by $2.6 million when international costs in local currency were translated to U.S. dollars compared to 2008. The following discussions of international costs and expenses exclude the effect of currency translation. Australia costs and expenses increased $1.8 million primarily due to $.5 million related to having a full year of BlueSky’s costs and expenses in 2009, $.4 million related to Dulmison acquisition related costs, an increase in personnel related costs and the addition of new employees related to the Dulmison acquisition. Australia also accrued $1.6 million in December 2009 for employee termination benefits for certain Dulmison employees related to the Dulmison Australia asset acquisition. Brazil costs and expenses increased $.2 million primarily due to higher personnel related costs, consulting expenses, sales commissions, and research and engineering related costs. South Africa costs and expenses increased $.4 million due to higher personnel related costs, an increase in advertising, and administrative expenses. Canada costs and expenses increased $.1 million due to personnel related costs. Poland costs and expenses increased $.3 million due to personnel related costs and travel expenses. All Other costs and expenses increased $1.6 million primarily due to personnel related costs, commissions, consulting, and research and engineering costs.
     Other income (expense). Other income (expense) for the year ended December 31, 2009 of $10.1 million increased $9.4 million compared to 2008. In 2009, we recorded a $9.1 million gain related to the acquisition of Dulmison from Tyco Electronics. The acquisition has been accounted for as a gain on acquisition of business under FASB ASC 805. The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a gain.
     Income taxes. Income taxes from continuing operations for the year ended December 31, 2009 of $6.8 million were $1 million lower than 2008. The effective tax rate on income taxes from continuing operations was 22.8% and 31.2% in 2009 and 2008, respectively. The 2009 effective tax rate is lower than the 34% statutory rate primarily due to the gain on acquisition of business not recognized for tax purposes, increased earnings in jurisdictions with lower tax rates, and a decrease in unrecognized tax benefits for uncertain tax positions. The 2008 effective tax rate is lower than the 34% statutory rate primarily due to increased earnings in jurisdictions with lower tax rates and a decrease in unrecognized tax benefits for uncertain tax positions.
     Income from continuing operations, net of tax. As a result of the preceding items, income from continuing operations, net of tax, for the year ended December 31, 2009, was $22.8 million, compared to income from continuing operations, net of tax, of $17 million for 2008. Excluding the effect of currency translation, income from continuing operations, net of tax, increased 40% as summarized in the following table:

	Year ended December 31
				Change	Change
				due to	excluding
thousands of dollars				currency	currency	%
	2009	2008	Change	translation	translation	change
Income from continuing operations, net of tax
PLP-USA	$4,352	$4,877	$(525)	$—	$(525)	(11)%
Australia	6,212	426	5,786	(508)	6,294	NM
Brazil	2,209	1,336	873	131	742	56
South Africa	1,296	1,980	(684)	(3)	(681)	(34)
Canada	2,038	1,537	501	(132)	633	41
Poland	772	2,089	(1,317)	(299)	(1,018)	(49)
All Other	5,954	4,797	1,157	(277)	1,434	30

Consolidated	$22,833	$17,042	$5,791	$(1,088)	$6,879	40%

NM — not meaningful
     PLP-USA income from continuing operations, net of tax, decreased $.5 million as a result of a $2.4 million decrease in operating income partially offset by the increase in other income of $1.2 million and a decrease in income taxes of $.7 million. The following discussions of international income from continuing operations, net of tax, exclude the effect of currency translation. Australia income from continuing operations, net of tax, increased $6.3 million due primarily to the increase in other income (expense) related to the gain on acquisition of business coupled with a decrease in income taxes partially offset by a decrease in operating income of $2.1 million. Brazil income from continuing operations, net of tax, increased $.7 million primarily as a result of the increase in operating income of $1.1 million partially offset by higher interest expense and income taxes. South Africa income from continuing operations, net of tax, decreased $.7 million as a result of the decrease in operating income of $.8 million partially offset by a decrease in income taxes. Canada income from continuing operations, net of tax, increased $.6 million as a result of the increase in operating income of $.9 million partially offset by an increase in income taxes of $.2 million and a decrease in interest income. Poland income from continuing operations, net of tax, decreased $1 million as a result of a $1.3 million decrease in operating income partially offset by a decrease in income taxes and interest expense. All Other income from continuing operations, net of tax, increased $1.4 million primarily as a result of the $1.2 million increase in operating income coupled with lower income taxes.

2008 Results of Operations compared to 2007
     Net Sales. In 2008, net sales were a record $269.7 million, an increase of $36.5 million, or 16%, from 2007 as summarized in the following table:

	Year ended December 31
				Change
				due to
				currency		%
thousands of dollars				conversion	Net	Net
	2008	2007	Change	rate changes	change	change
Net sales
PLP-USA	$111,721	$103,173	$8,548	$—	$8,548	8%
Australia	27,244	29,855	(2,611)	878	(3,489)	(12)
Brazil	30,279	26,236	4,043	2,684	1,359	5
South Africa	9,535	8,049	1,486	(1,676)	3,162	39
Canada	9,952	10,620	(668)	153	(821)	(8)
Poland	20,602	5,202	15,400	—	15,400	NM
All Other	60,409	50,154	10,255	1,420	8,835	18

Consolidated	$269,742	$233,289	$36,453	$3,459	$32,994	14%

NM — not meaningful
     The increase in PLP-USA net sales of $8.5 million, or 8%, was due primarily to sales volume increases of $2.2 million and price/mix increases of $5.9 million primarily related to our energy sales. We anticipate a flat to slight increase in sales in 2009, although we believe PLP-USA sales for the year may be negatively impacted by a continued declining economy and depressed housing market. International net sales in 2008 were favorably impacted by $3.5 million when converted to U.S. dollars, as a result of a weaker U.S. dollar to certain foreign currencies. The following discussions of international net sales exclude the effect of currency translation. Australia net sales decreased $3.5 million, or 12%, primarily as a result of lower energy volume sales compared to 2007. Brazil net sales increased $1.4 million, or 5%, primarily as a result of increased volume in energy and telecommunication sales. South Africa net sales increased $3.2 million, or 39%, due to increased sales volume in the energy market. Canada net sales decreased $.8 million, or 8%, due to lower sales volume. Poland net sales of $20.6 million increased $15.4 million due to the inclusion of their results for the entire year ended December 31, 2008, as compared to the inclusion of only four months in 2007. All Other net sales increased $8.8 million, or 18%, compared to 2007, primarily due to an increase in energy volume and the inclusion of DPW’s net sales for the entire year ended December 31, 2008 compared to only nine months in 2007. We continue to see competitive pricing pressures globally as well as a decline in the global economic markets which will continue to negatively affect sales and profitability in 2009.

     Gross Profit. Gross profit of $87.3 million for 2008 increased $9.4 million, or 12%, compared to 2007 as summarized in the following table:

	Year ended December 31
				Change
				due to
				currency		%
thousands of dollars				conversion	Net	Net
	2008	2007	Change	rate changes	change	change
Gross profit
PLP-USA	$35,973	$33,680	$2,293	$—	$2,293	7%
Australia	8,534	9,911	(1,377)	207	(1,584)	(16)
Brazil	8,193	8,048	145	473	(328)	(4)
South Africa	4,271	3,258	1,013	(668)	1,681	52
Canada	4,331	4,812	(481)	64	(545)	(11)
Poland	5,471	828	4,643	—	4,643	NM
All Other	20,494	17,364	3,130	327	2,803	16

Consolidated	$87,267	$77,901	$9,366	$403	$8,963	12%

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

     Cost and expenses. Costs and expenses increased $6.5 million, or 12%, compared to 2007 as summarized in the following table:

	Year ended December 31
				Change
				due to
				currency		%
thousands of dollars				conversion	Net	Net
	2008	2007	Change	rate changes	change	change
Costs and expenses
PLP-USA	$33,633	$31,787	$1,846	$—	$1,846	6%
Australia	6,591	5,819	772	125	647	11
Brazil	5,789	4,735	1,054	339	715	15
South Africa	1,235	1,270	(35)	(210)	175	14
Canada	1,659	1,586	73	(12)	85	5
Poland	2,775	854	1,921	—	1,921	NM
All Other	11,597	10,717	880	296	584	5

Consolidated	$63,279	$56,768	$6,511	$538	$5,973	11%

NM — not meaningful
     PLP-USA costs and expenses increased $1.8 million primarily due to increases in personnel related expenses of $1 million, commissions of $.5 million, product testing expenses of $.3 million, tax compliance expense of $.2 million and an increase in the loss on foreign currency of $.7 million, partially offset by a $.9 million decrease in sales promotional expense. The following discussions of international costs and expenses exclude the effect of currency translation. Australia costs and expenses increased $.6 million due to increased personnel related costs and consulting fees. Brazil costs and expenses increased $.7 million primarily due to personnel related expenses. South Africa costs and expenses increased $.2 million primarily due to increased personnel related expenses and travel costs. Poland costs and expenses increased $1.9 million due to the inclusion of their costs for the entire year ended December 31, 2008 compared to only four months in 2007. Excluding All Other costs and expenses increased $.6 million primarily due to a $.2 million increase in personnel related expenses and a $.4 million increase related to the inclusion of DPW’s costs and expenses for the entire year ended December 31, 2008 compared to only nine months in 2007.
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
     Income from continuing operations, net of tax. As a result of the preceding items, income from continuing operations, net of tax, was $17.0 million, or $3.17 per diluted share, compared to income from continuing operations of $13.8 million, or $2.57 per diluted share for 2007 as summarized in the following table:

	Year ended December 31
				Change
				due to
				currency		%
thousands of dollars				conversion	Net	Net
	2008	2007	Change	rate changes	change	change
Income from continuing operations, net of tax
PLP-USA	4,877	$4,018	$859	$—	$859	21%
Australia	426	1,736	(1,310)	(27)	(1,283)	(74)
Brazil	1,336	2,286	(950)	63	(1,013)	(44)
South Africa	1,980	1,185	795	(306)	1,101	93
Canada	1,537	1,811	(274)	61	(335)	(18)
Poland	2,089	(7)	2,096	—	2,096	NM
All Other	4,797	2,791	2,006	(20)	2,026	73

Consolidated	$17,042	$13,820	$3,222	$(229)	$3,451	25%

NM — not meaningful
     PLP-USA income from continuing operations, net of tax, of $4.9 million increased $.9 million compared to 2007 primarily as a result of the $.8 million increase in operating income, an increase in other income of $.3 million, offset by an increase in income tax expense. Australia income from continuing operations, net of tax, of $.4 million decreased $1.3 million primarily due to the $2 million decrease in operating income being partially offset by lower other expenses and a reduction in income taxes of $.6 million. Brazil income from continuing operations, net of tax, of $1.3 million decreased $1 million as a result of the $1.2 million decrease in operating income being partially offset by lower income taxes. South Africa income from continuing operations, net of tax, of $2 million increased $.8 million as a result of the $1 million increase in operating profit being partially offset by a $.2 million increase in income tax expense. Canada income from continuing operations, net of tax, of $1.5 million decreased $.3 million as a result of the $.5 million decrease in operating income partially offset by a reduction in income tax expense. Poland income from continuing operations, net of tax, of $2.1 million is a result of $2.7 million in operating income being partially offset by other expense, income taxes, and minority interest. All Other income from continuing operations, net of tax, of $4.8 million increased $2 million primarily as a result of the $2 million increase in operating income and a $.1 million increase in other income partially offset by a $.1 million increase in income taxes compared to 2007.
Working Capital, Liquidity and Capital Resources
     Cash increased $4.2 million for the year ended December 31, 2009. Net cash provided by operating activities was $29 million. The major investing and financing uses of cash were capital expenditures of $10.7 million, business acquisitions of $13.2 million, net of cash acquired, dividends of $4.3 million, offset by net debt borrowings of $.8 million and $.8 million received from escrow from the sale of SMP.
     Net cash provided by operating activities increased $11.7 million compared to 2008 primarily as a result of an increase in net income of $5.8 million (which includes a non-cash gain on acquisition of business of $9.1 million), an increase in operating assets (net of operating liabilities) of $12.9 million partially offset by a decrease in non-cash items of $7 million.
     Net cash used in investing activities of $22.7 million represents an increase of $20.3 million when compared to cash used in investing activities in 2008. In December 2009, we purchased the Dulmison business from Tyco Electronics for $16 million, including cash acquired from the acquisition of $4.1 million. We realized a gain of $9.1 million on our purchase of the Dulmison business. In October 2009, we acquired a 33.1% interest in Proxisafe Ltd. for an initial cash payment of $.5 million, an entity formed to design and commercialize new industrial safety equipment. Additional payouts for acquisitions during 2009 consisted of $.8 million related to DPW. In May 2008, we sold SMP for $11.7 million, net of transaction expenses, with an after-tax gain of $.8 million and a holdback of $1.5 million held in escrow for a period of one year. Also in May 2008, we formed a joint venture with BlueSky Energy Pty. Ltd. for an initial cash payment of $.3 million. Additional payouts for acquisitions during 2008 consisted of $.4 million related to DPW and $2.8 million for Belos mostly due to earn out payments. Capital expenditures increased $.6 million in the year ended December 31, 2009 when compared to the same period in 2008 due mostly to a building expansion at our Mexican subsidiary.
     Cash used in financing activities was $3.2 million compared to $13.1 million in 2008. This decrease was primarily a result of common shares repurchased of $7.5 million during 2008 and $2.7 million higher debt repayments in 2008 compared to 2009.
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
     Our financial position remains strong and our current ratio at December 31, 2009 was 3.0 to 1 compared to 3.2 to 1 at December 31, 2008. Our current ratio decreased primarily due to increases in debt, trade payables and accrued expenses related to business acquisitions. At December 31, 2009, our unused balance under our main credit facility was $20 million and our bank debt to equity percentage was 4%. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At December 31, 2009, we were in compliance with these covenants. On February 5, 2010, we entered into a new revolving credit agreement of $30 million, carrying interest at LIBOR plus 1.25% with a term expiring January 2013. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our untapped borrowing capacity, provides substantial financial resources. If we were to incur significant additional indebtedness, we expect to be able to meet liquidity needs under the credit facilities. We do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.
     Contractual obligations and other commercial commitments are summarized in the following tables:

	Payments Due by Period
		Less than 1			After 5
Contractual Obligations	Total	year	1-3 Years	4-5 years	years
Thousands of dollars
Notes payable to bank (A)	$3,303	$3,303	$—	$—	$—
Long-term debt (B)	4,910	1,559	2,943	408	—
Capital leases	239	105	117	17	—
Operating leases	14,776	2,264	2,379	1,133	9,000
Purchase commitments	3,065	3,065	—	—	—
Pension contribution and other retirement plans (C)	—	—	—	—	—
Income taxes payable, non-current (D)	—	—	—	—	—

	Amount of Commitment Expiration by Period
		Less than 1			After 5
Other Commercial Commitments	Total	year	1-3 years	4-5 years	years
Thousands of dollars
Letters of credit	$9,750	$8,767	$911	$72	$—
Guarantees	2,566	2,496	70	—	—

(A)	Interest on short-term debt is included in the table at an interest rate of 4.2% in effect at December 31, 2009.

(B)	Interest on long-term debt is included in the table at interest rates from .7% to 6.8% based on the variable interest rates in effect at December 31, 2009.

(C)	Amount represents the expected contribution to the Company’s defined benefit pension plan in 2009. Future expected amounts have not been disclosed as such amounts are subject to change based on performance of the assets in the plan as well as the discount rate used to determine the obligation. At December 31, 2009, the Company’s unfunded contractual obligation was $8.7 million. The Company’s Supplemental Profit Sharing Plan accrued liability at December 31, 2009 was $1.7 million. Future expected amounts have not been disclosed as the Company is unable to estimate the years in which benefit payments may occur.

(D) As of December 31, 2009, there were $.8 million of tax liabilities, including interest, related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, the Company is unable to estimate the years in which cash settlement may occur with the respective tax authorities.
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
Receivable Allowances
     Allowance for Doubtful Accounts
     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2009, we recorded a provision for doubtful accounts of $.3 million. The allowance for doubtful accounts represents approximately 2% of our trade receivable at December 31, 2009 and 1% of our trade receivable at December 31, 2008.
     Reserve for credit memos
     We maintain an allowance for future sales credits related to sales recorded during the year. Our estimated allowance is based on historical sales credits issued in the subsequent year related to the prior year and any significant open return good authorizations as of the balance sheet date. Our allowance is updated on a quarterly basis. The reserve for out of period credits represents less than 1% of our trade receivables at December 31, 2009 and approximately 1% of our trade receivables at December 31, 2008.
Excess and Obsolescence Reserves
     We provide excess and obsolescence reserves to state inventories at the lower of cost or estimated market value. We identify inventory items which have had no usage or are in excess of the usages over the historical 12 to 36 months. A management team with representatives from marketing, manufacturing, engineering and finance reviews these inventory items, determines the disposition of the inventory and assesses the estimated market value based on their knowledge of the product and market conditions. These conditions include, among other things, future demand for product, product utility, unique customer order patterns or unique raw material purchase patterns, changes in customer and quality issues. At December 31, 2009 and 2008, the allowance for excess and obsolete inventory was 8% and 5% of gross inventory. If the impact of market conditions worsens from those projected by management, additional inventory write-downs may be necessary.
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
     Our measurement date for our annual impairment test is January 1 of each year. We perform interim impairment tests if trigger events or changes in circumstances indicate the carrying amount may be impaired. There were no trigger events during 2009 and as such, only an annual impairment test was performed.
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
     Under ASC 740 (formerly FIN 48), tax benefits from uncertain tax positions that reduce our current or future income tax liability, are reported in our financial statements only to the extent that each benefit was recognized and measured under a two step approach. The first step requires us to assess whether each tax position based on its technical merits and facts and circumstances as of the reporting date, is more-likely-than-not to be sustained upon examination. The second step measures the amount of tax benefit that we recognize in the financial statements, based on a cumulative probability approach. A tax position that meets the more-likely-than-not threshold that is not highly certain is measured based on the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming that the tax authority has examined the position and has full knowledge of all relevant information.
     ASC 740 requires subjectivity of judgments to identify outcomes and to assign probability in order to estimate the settlement amount. We provide estimates in order to determine settlement amounts. During the year ended December 31, 2009, we recognized a benefit of $.6 million of uncertain tax positions. At December 31, 2009, the total reserve for uncertain tax positions and related interest is $1.3 million.
Pensions
     We record obligations and expenses related to pension benefit plans based on actuarial valuations, which include key assumptions on discount rates, expected returns on plan assets and compensation increases. These actuarial assumptions are reviewed annually and modified as appropriate. The effect of modifications is generally recorded or amortized over future periods. The discount rate of 6.0% at December 31, 2009 reflects an analysis of yield curves as of the end of the year and the schedule of expected cash needs of the plan. The expected long-term return on plan assets of 8.0% reflects the plan’s historical returns and represents our best estimate of the likely future returns on the plan’s asset mix. We believe the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries. However, an increase in the discount rate would decrease the plan obligations and the net periodic benefit cost, while a decrease in the discount rate would increase the plan obligations and the net periodic benefit cost. In addition, an increase in the expected long-term return on plan assets would decrease the net periodic pension cost, while a decrease in expected long-term return on plan assets would increase the net periodic pension cost.
Recently Adopted Accounting Pronouncements
     In December 2008, the FASB issued an accounting standard regarding a company’s disclosures about postretirement benefit plan assets. This standard requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this standard requires disclosures similar to those required for fair value measurements and disclosures under ASC 820 with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value. The disclosures under this standard are required beginning with the annual period ended December 31, 2009. The additional disclosures are included in Note C in the Notes To Consolidated Financial Statements.
     The FASB issued a standard in June 2009 that established the FASB ASC that amended the hierarchy of U.S. generally accepted accounting principles (GAAP). The ASC became the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change US GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. Following this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates (ASU). All other non-grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. We adopted this standard effective as of September 30, 2009. The adoption did not impact our financial condition, results of operations, or cash flow, however, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.
     In December 2007, the FASB issued a new business combinations standard codified within ASC 805, “Business Combinations” (ASC 805). ASC 805 revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in a business combination or gain from a bargain purchase. ASC 805 also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This topic became effective for us as of January 1, 2009. The adoption of ASC 805 had a significant impact due to the recent acquisition of Dulmison (see Note M) and will impact our consolidated financial statements to the extent we enter into future business acquisitions.
     In December 2007, the FASB adopted ASC 810, consolidation requirements for reporting noncontrolling interests in financial statements. This standard establishes accounting and reporting for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. It also amends certain consolidation procedures for consistency with the requirements of ASC 805. This topic became effective on January 1, 2009 and is applied prospectively to future business combinations. The impact to the Company is the retroactive presentation and disclosure requirements for all periods presented on the Company’s consolidated financial statements of noncontrolling interests.
     On January 1, 2009, we adopted updated guidance included in ASC 805. This guidance amends and clarifies the initial recognition and measurement, subsequent measurement and accounting and related disclosures of assets and liabilities arising from contingencies in a business combination. The adoption of this guidance did not impact our consolidated financial statements.
     In May 2009, the FASB amended ASC Topic 855, “Subsequent Events” (ASC 855), which amended principles and requirements for subsequent events. ASC 855 details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. ASC 855 is effective for interim or annual reporting periods ending after June 15, 2009. These amendments did not have an impact on our financial condition, results of operations, or cash flows.
     In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). This update provides amendments to ASC Topic 820-10 for the fair value measurement of liabilities when a quoted price in an active market is not available. The adoption of ASU 2009-05 did not have a material effect on our financial condition, results of operations, or cash flow.
Recently Issued Accounting Pronouncements
     In June 2009, the FASB updated guidance included in FASB ASC 810-10, related to the consolidation of variable interest entities. This guidance will require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. In addition, this updated guidance amends the quantitative approach for determing the primary beneficiary of a variable interest entity. ASC 810-10 amends certain guidance for determining whether an entity is a variable interest entity and adds additional reconsideration events for determining whether an entity is a variable interest entity. Further, this guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This updated guidance is effective as of the beginning of the first annual reporting period and interim reporting periods that begin after November 15, 2009. This adoption of this guidance is not expected to have an impact on the consolidated financial statements.
     In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the effect the adoption of ASU 2009-13 will have on our financial position, results of operations, cash flows, and related disclosures; however no significant effect is expected.

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
     The Company had no derivative instruments outstanding at December 31, 2009. The Company does not hold derivatives for trading purposes.
     The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $7.6 million at December 31, 2009. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.1 million for the year ended December 31, 2009.
     The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $3.4 million and on income before tax of less than $.1 million.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of Preformed Line Products Company
We have audited the accompanying consolidated balance sheets of Preformed Line Products Company as of December 31, 2009 and 2008, and the related statements of consolidated income, cash flows, and shareholders’ equity for the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 2009 and 2008 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Preformed Line Products Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2009 and 2008, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note B to the financial statements, in 2009 the Company changed its method of computing depreciation from an accelerated method to a straight-line method for the Company’s assets in the United States. Also, as discussed in Note A to the financial statements, in 2009 the Company changed its method of accounting for business combinations and noncontrolling interests.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Preformed Line Products Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Preformed Line Products Company
We have audited the accompanying consolidated statements of income, shareholders’ equity and cash flows of Preformed Line Products Company and subsidiaries (the “Company”) for the year ended December 31, 2007. Our audit also included the consolidated financial statement schedule for the year ended December 31, 2007 listed in the Index at Item 15(a). The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
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
In our opinion, such 2007 consolidated financial statements of Preformed Line Products Company and subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2007 consolidated financial statement schedule, when considered in relation to the basic 2007 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note N to the consolidated financial statements, the accompanying 2007 financial statements and related disclosures have been retrospectively adjusted for discontinued operations and a change in the composition of reportable segments.
As discussed in Note A to the consolidated financial statements, on January 1, 2009, the Company changed its method of accounting for noncontrolling interests and retrospectively adjusted all periods presented in the consolidated financial statements.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
April 4, 2008
(March 13, 2009 as to Notes N and K)
(March 15, 2010 as to Note A)

PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
	(Thousands of dollars, except share
	and per share data)
ASSETS
Cash and cash equivalents	$24,097	$19,869
Accounts receivable, less allowances of $995 ($972 in 2008)	49,245	36,899
Inventories — net	56,036	48,412
Deferred income taxes	3,256	2,786
Prepaids	4,263	1,313
Other current assets	2,062	3,391

TOTAL CURRENT ASSETS	138,959	112,670

Property and equipment — net	67,766	55,940
Patents and other intangibles — net	8,087	3,858
Goodwill	6,925	5,520
Deferred income taxes	4,358	6,943
Other assets	9,277	5,944

TOTAL ASSETS	$235,372	$190,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$3,181	$3,101
Current portion of long-term debt	1,330	494
Trade accounts payable	18,764	14,632
Accrued compensation and amounts withheld from employees	8,345	6,606
Accrued expenses and other liabilities	8,375	4,574
Accrued profit-sharing and other benefits	3,890	3,687
Dividends payable	1,076	1,054
Income taxes payable and deferred income taxes	1,379	1,100

TOTAL CURRENT LIABILITIES	46,340	35,248

Long-term debt, less current portion	3,099	2,653
Unfunded pension obligation	8,678	11,303
Income taxes payable, noncurrent	1,898	1,405
Deferred income taxes	1,515	725
Other noncurrent liabilities	3,021	2,540

SHAREHOLDERS’ EQUITY
PLPC Shareholders’ equity:
Common stock — $2 par value per share, 15,000,000 shares authorized, 5,248,298 and 5,223,830 issued and outstanding, net of 554,059 and 551,059 treasury shares at par, respectively	10,497	10,448
Paid in capital	5,885	3,704
Retained earnings	165,953	146,624
Accumulated other comprehensive loss	(11,369)	(24,511)

TOTAL PLPC SHAREHOLDERS’ EQUITY	170,966	136,265

Noncontrolling interest	(145)	736

TOTAL SHAREHOLDERS’ EQUITY	170,821	137,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$235,372	$190,875

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME

	Year ended December 31
	2009	2008	2007
	(Thousands of dollars, except share and per share data)
Net sales	$257,206	$269,742	$233,289
Cost of products sold	172,438	182,475	155,388

GROSS PROFIT	84,768	87,267	77,901

Costs and expenses
Selling	22,702	23,555	22,623
General and administrative	33,993	30,014	26,416
Research and engineering	9,216	8,870	7,192
Other operating (income) expenses — net	(603)	840	338
Goodwill impairment	—	—	199

	65,308	63,279	56,768

OPERATING INCOME	19,460	23,988	21,133

Other income (expense)
Gain on acquisition of business	9,087	—	—
Interest income	380	846	1,088
Interest expense	(523)	(544)	(595)
Other income (expense)	1,189	470	(305)

	10,133	772	188

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	29,593	24,760	21,321

Income taxes	6,760	7,718	7,501

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	22,833	17,042	13,820

Income from discontinued operations, net of tax	—	869	393

NET INCOME	22,833	17,911	14,213

Net income (loss) attributable to noncontrolling interest, net of tax	(524)	288	54

NET INCOME ATTRIBUTABLE TO PLPC	$23,357	$17,623	$14,159

BASIC EARNINGS PER SHARE
Income per share from continuing operations attributable to PLPC common shareholders	$4.46	$3.17	$2.57

Discontinued operations attributable to PLPC common shareholders	$—	$0.17	$0.07

Net income attributable to PLPC common shareholders	$4.46	$3.34	$2.64

DILUTED EARNINGS PER SHARE
Income per share from continuing operations attributable to PLPC shareholders	$4.35	$3.14	$2.54

Discontinued operations attributable to PLPC common shareholders	$—	$0.16	$0.07

Net income attributable to PLPC common shareholders	$4.35	$3.30	$2.61

Cash dividends declared per share	$0.80	$0.80	$0.80

Weighted-average number of shares outstanding — basic	5,232	5,279	5,372

Weighted-average number of shares outstanding — diluted	5,366	5,339	5,416

Amount attributable to PLPC common shareholders
Income from continuing operations, net of tax	$23,357	$16,754	$13,766
Discontinued operations, net of tax	—	869	393

Net Income	$23,357	$17,623	$14,159

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year ended December 31
	2009	2008	2007
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$22,833	$17,911	$14,213
Less: income from discontinued operations	—	869	393

Income from continuing operations	22,833	17,042	13,820

Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,249	8,549	7,414
Provision for accounts receivable allowances	546	586	938
Provision for inventory reserves	2,395	1,161	22
Deferred income taxes	682	(845)	(326)
Share-based compensation expense	1,962	507	237
Excess tax benefits from share-based awards	(122)	(56)	(253)
Goodwill impairment	—	—	199
Net investment in life insurance	(489)	50	(18)
Gain on acquisition of business	(9,087)	—	—
Other — net	(232)	(41)	69
Changes in operating assets and liabilities:
Accounts receivable	(594)	(4,603)	(4,871)
Inventories	922	(9,499)	(4,972)
Trade accounts payables and accrued liabilities	3,750	5,663	3,100
Income taxes payable	781	(2,251)	(551)
Other — net	(1,581)	1,048	114

NET CASH PROVIDED BY OPERATING ACTIVITIES	29,015	17,311	14,922

INVESTING ACTIVITIES
Capital expenditures	(10,667)	(10,011)	(9,231)
Business acquisitions, net of cash acquired	(13,199)	(3,839)	(8,438)
Proceeds from the sale of discontinued operations	750	11,105	—
Proceeds from the sale of property and equipment	422	333	548
Proceeds on life insurance	3,082	—	—
Payments on life insurance	(3,082)	—	(149)

NET CASH USED IN INVESTING ACTIVITIES	(22,694)	(2,412)	(17,270)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	—	(486)	(528)
Proceeds from the issuance of long-term debt	1,330	6,984	1,379
Payments of long-term debt	(529)	(8,363)	(1,456)
Dividends paid	(4,271)	(4,247)	(4,295)
Excess tax benefits from share-based awards	122	56	253
Proceeds from issuance of common shares	352	452	735
Purchase of common shares for treasury	(168)	(7,457)	(651)

NET CASH USED IN FINANCING ACTIVITIES	(3,164)	(13,061)	(4,563)

Effects of exchange rate changes on cash and cash equivalents	1,071	(4,551)	1,014

Net increase (decrease) in cash and cash equivalents	4,228	(2,713)	(5,897)

NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS
Operating cash flows	—	958	(252)
Investing cash flows	—	(1,768)	(408)

NET CASH USED IN DISCONTINUED OPERATIONS	—	(810)	(660)

Cash and cash equivalents at beginning of year	19,869	23,392	29,949

CASH AND CASH EQUIVALENTS AT END OF YEAR	$24,097	$19,869	$23,392

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

				Accumulated Other
				Comprehensive Income (Loss)
		Additional		Cumulative	Unrecognized
	Common	Paid in	Retained	Translation	Pension	Non-controlling
	Shares	Capital	Earnings	Adjustment	Benefit Cost	interests	Total
	(In thousands, except share and per share data)
Balance at January 1, 2007	$10,721	$1,562	$131,949	$(10,758)	$(2,326)	$—	$131,148

Noncontrolling interest of business acquisition						850	850

Net income			14,159			54	14,213
Foreign currency translation adjustment				7,910			7,910
Recognized net acturial loss net of tax provision of $39					66		66
Gain on unfunded pension obligations net of tax provision of $597					1,008		1,008

Total comprehensive income							23,197
Cumulative effect adjustment to initially apply SFAS 158, net of tax benefit of $1,355			(845)				(845)
Share-based compensation		237					237
Excess tax benefits from share-based awards		253					253
Purchase of 13,022 common shares	(26)		(625)				(651)
Issuance of 33,719 common shares	67	668					735
Cash dividends declared — $.80 per share			(4,299)				(4,299)

Balance at December 31, 2007	10,762	2,720	140,339	(2,848)	(1,252)	904	150,625
Noncontrolling interest of business acquisition						234	234

Net income			16,984			288	17,272
Acquisition of noncontrolling interest			639			(639)	—
Foreign currency translation adjustment				(15,419)		(51)	(15,470)
Recognized net acturial loss net of tax provision of $23					39		39
Loss on unfunded pension obligations net of tax benefit of $2,942					(5,031)		(5,031)

Total comprehensive income							(3,190)
Share-based compensation		507	(18)				489
Excess tax benefits from stock based awards		56					56
Purchase of 172,726 common shares	(345)		(7,112)				(7,457)
Issuance of 15,600 common shares	31	421					452
Cash dividends declared — $.80 per share			(4,208)				(4,208)

Balance at December 31, 2008	10,448	3,704	146,624	(18,267)	(6,244)	736	137,001

Net income			23,357			(524)	22,833
Acquisition of noncontrolling interest		(200)	364			(364)	(200)
Foreign currency translation adjustment				11,679		7	11,686
Recognized net actuarial loss net of tax provision of $207					355		355
Gain on unfunded pension obligations net of tax benefit of $646					1,108		1,108

Total comprehensive income							35,782
Share-based compensation		1,962	(103)				1,859
Excess tax benefits from stock based awards		122					122
Purchase of 3,000 common shares	(6)		(99)				(105)
Issuance of 27,468 common shares	55	297					352
Cash dividends declared — $.80 per share			(4,190)				(4,190)

Balance at December 31, 2009	$10,497	$5,885	$165,953	$(6,588)	$(4,781)	$(145)	$170,821

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands of dollars, except share and per share data, unless specifically noted)
Note A — Significant Accounting Policies
Nature of Operations
     Preformed Line Products Company and subsidiaries (the “Company”) is a designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, data communication and other similar industries. The Company’s primary products support, protect, connect, terminate and secure cables and wires. The Company also provides solar hardware systems and mounting hardware for a variety of solar power applications. The Company’s customers include public and private energy utilities and communication companies, cable operators, financial institutions, governmental agencies, contractors and subcontractors, distributors and value-added resellers. The Company serves its worldwide markets through strategically located domestic and international manufacturing facilities.
Consolidation
     The consolidated financial statements include the accounts of the Company and its subsidiaries where ownership is greater than 50%. All intercompany accounts and transactions have been eliminated upon consolidation.
Noncontrolling Interests
     During 2009, the Company acquired an additional 4.09% of Belos SA (Belos), a Polish company, for a total ownership interest of 96.13% of the issue and outstanding shares of Belos. During 2008, the Company entered into a Joint Venture agreement to form a joint venture between the Company’s Australian subsidiary, Preformed Line Products Australia Pty Ltd and BlueSky Energy Pty Ltd. The Company includes Belos and the BlueSky joint venture accounts in its consolidated financial statements, and the noncontrolling interests in Belos and BlueSky income and net assets are reported in the Noncontrolling Interests lines of the Statements of Consolidated Income and the Consolidated Balance Sheets, respectively.
Investments in Foreign Joint Ventures
     Investments in joint ventures, where the Company owns between 20% and 50%, or where the Company does not have control but has the ability to exercise significant influence over operations or financial policies, are accounted for by the equity method. During 2009, the Company acquired a 33.3% investment in Proxisafe Ltd., located in Calgary, Alberta. The Company accounts for its joint venture interest in Proxisafe accounts using the equity method.
Cash and Cash Equivalents
     Cash equivalents are stated at fair value and consist of highly liquid investments with original maturities of twelve months or less at the time of acquisition.
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
Fair Value of Financial Instruments
     Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At December 31, 2009, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the analysis performed, the carrying value of the Company’s long-term debt approximates fair value at December 31, 2009.
Property, Plant and Equipment and Depreciation
     Property, plant, and equipment is recorded at cost. Depreciation for the domestic and international operation’s assets is computed using the straight line method over the estimated useful lives. The estimated useful lives used, when purchased new, are: land improvements, ten years; buildings, forty years; building improvements, five to forty years; and machinery and equipment, three to ten years. Appropriate reductions in estimated useful lives are made for property, plant and equipment purchased in connection with an acquisition of a business or in a used condition when purchased. Depreciation for the Company’s PLP-USA assets prior to January 1, 2009 was computed using accelerated methods over the estimated useful lives, with the exception of personal computers, which were depreciated over three years using the straight-line method. Depreciation for the remaining domestic and international operation’s assets prior to January 1, 2009 were computed using the straight line method over the estimated useful lives. Effective January 1, 2009, the Company changed its method of computing depreciation from accelerated methods to the straight-line method for its PLP-USA assets. See Note B —Other Financial Statement Information for further details.
Long-Lived Assets
     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying value of the assets might be impaired and the discounted future cash flows estimated to be generated by such assets are less than the carrying value. The Company’s cash flows are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is then reduced to fair value. The estimates of fair value represent the Company’s best estimate based on industry trends and reference to market rates and transactions. The Company did not record any impairments to long-lived assets during the year ended December 31, 2009.
Goodwill and Other Intangibles
     Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Patents and other intangible assets with finite lives represent primarily the value assigned to patents and land use rights acquired with purchased businesses. Patents and land use rights are amortized using the straight-line method over their useful lives. Customer relationship and trademark intangibles are amortized using a projected cash flow basis over the period in which the economic benefits of the intangibles are consumed. Goodwill and other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may be impaired, or in the case of finite lived intangible assets, when the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses or a significant change in the use of an asset. Impairment charges are recognized pursuant to FASB ASC 350-20, “Goodwill”. The Company did not record any impairments for goodwill or other intangibles during the years ended December 31, 2009 and 2008.

     We perform our annual impairment test for goodwill with indefinite lives utilizing a discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. We then compare the fair value of the reporting unit with its carrying value to assess if goodwill and other indefinite life intangibles have been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly changed. However, we believe that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.
     Our measurement date for our annual impairment test is January 1 of each year. We perform interim impairment tests if trigger events or changes in circumstances indicate the carrying amount may be impaired. There were no trigger events during 2009 and as such, only an annual impairment test was performed.
Sales Recognition
     Sales are recognized when products are shipped and the title and risk of loss has passed to unaffiliated customers. Revenue related to shipping and handling costs billed-to customers are included in net sales and the related shipping and handling costs are included in cost of products sold.
Research and Development
     Research and development costs for new products are expensed as incurred and totaled $2.3 million in 2009, $2 million in 2008 and $1.7 million in 2007.
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
Derivative Financial Instruments
     The Company had no derivative instruments outstanding at December 31, 2009. The Company does not hold derivatives for trading purposes.
Reclassifications
     Certain prior year amounts have been reclassified to conform to current year presentation.
Recently Adopted Accounting Pronouncements
     In December 2008, the FASB issued an accounting standard regarding a company’s disclosures about postretirement benefit plan assets. This standard requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this standard requires disclosures similar to those required for fair value measurements and disclosures under ASC 820 with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value. The disclosures under this standard are required beginning with the annual period ended December 31, 2009. The Company’s additional disclosures are included in Note C in the Notes To Consolidated Financial Statements.
     The FASB issued a standard in June 2009 that established the FASB Accounting Standards Codification (ASC) that amended the hierarchy of U.S. generally accepted accounting principles (GAAP). The ASC became the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change US GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. Following this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates (ASU). All other non-grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. The Company adopted this standard effective as of September 30, 2009. The adoption did not impact the Company’s financial condition, results of operations, or cash flow, however, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.
     In December 2007, the FASB issued a new business combinations standard codified within ASC 805, “Business Combinations” (ASC 805). ASC 805 revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in a business combination or gain from a bargain purchase. ASC 805 also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This topic became effective for the Company as of January 1, 2009. The adoption of ASC 805 had a significant impact due to the recent acquisition of Dulmison and will impact the Company’s consolidated financial statements to the extent the Company enters into future business acquisitions.
     In December 2007, the FASB adopted ASC 810, consolidation requirements for reporting noncontrolling interests in financial statements. This standard establishes accounting and reporting for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. It also amends certain consolidation procedures for consistency with the requirements of ASC 805. This topic became effective on January 1, 2009 and is applied prospectively to future business combinations. The impact to the Company is the retroactive presentation and disclosure requirements for all periods presented on the Company’s consolidated financial statements of noncontrolling interests.
     On January 1, 2009, the Company adopted updated guidance included in ASC 805. This guidance amends and clarifies the initial recognition and measurement, subsequent measurement and accounting and related disclosures of assets and liabilities arising from contingencies in a business combination. The adoption of this guidance did not impact the Company’s consolidated financial statements.
     In May 2009, the FASB amended ASC Topic 855, “Subsequent Events” (ASC 855), which amended principles and requirements for subsequent events. ASC 855 details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. ASC 855 is effective for interim or annual reporting periods ending after June 15, 2009. These amendments did not have an impact on the Company’s financial condition, results of operations, or cash flows.
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
Recently Issued Accounting Pronouncements
     In June 2009, the FASB updated guidance included in FASB ASC 810-10, related to the consolidation of variable interest entities. This guidance will require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. In addition, this updated guidance amends the quantitative approach for determing the primary beneficiary of a variable interest entity. ASC 810-10 amends certain guidance for determining whether an entity is a variable interest entity and adds additional reconsideration events for determining whether an entity is a variable interest entity. Further, this guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This updated guidance is effective as of the beginning of the first annual reporting period and interim reporting periods that begin after November 15, 2009. This adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.
     In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the effect the adoption of ASU 2009-13 will have on its financial position, results of operations, cash flows, and related disclosures; however no significant effect is expected.
Note B — Other Financial Statement Information
Inventories — net

	December 31
	2009	2008
Finished products	$26,161	$21,829
Work-in-process	3,473	2,382
Raw materials	34,788	32,231

	64,422	56,442
Excess of current cost over LIFO cost	(4,463)	(5,122)
Noncurrent portion of inventory	(3,923)	(2,908)

	$56,036	$48,412

     Costs for inventories of certain material are determined using the LIFO method and totaled approximately $19.5 million and $21.7 million at December 31, 2009 and 2008, respectively.

Property and equipment — net
     Major classes of property, plant and equipment are as follows:

	December 31
	2009	2008
Land and improvements	$7,188	$5,490
Buildings and improvements	51,297	47,048
Machinery and equipment	104,179	91,097
Construction in progress	6,068	2,133

	168,732	145,768
Less accumulated depreciation	100,966	89,828

	$67,766	$55,940

     Property and equipment are recorded at cost. Depreciation for the Company’s PLP-USA assets prior to January 1, 2009 was computed using accelerated methods over the estimated useful lives, with the exception of personal computers, which were depreciated over three years using the straight-line method. Effective January 1, 2009, the Company changed its method of computing depreciation from accelerated methods to the straight-line method for its PLP-USA assets. Based on FASB ASC 250, “Accounting Changes and Error Corrections”, the Company determined that the change in depreciation method from an accelerated method to a straight-line method is a change in accounting estimate affected by a change in accounting principle. In accordance with ASC 250, a change in accounting estimate affected by a change in accounting principle is to be applied prospectively. The change is considered preferable because the straight-line method will more accurately reflect the pattern of usage and the expected benefits of such assets and provide greater consistency with the depreciation methods used by other companies in the Company’s industry. The net book value of assets acquired prior to January 1, 2009 with useful lives remaining will be depreciated using the straight-line method prospectively. As a result of the change to the straight-line method of depreciating PLP-USA’s assets, depreciation expense decreased $.5 million, or $.10 per basic and diluted share, for the year ended December 31, 2009.
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
     Depreciation of property and equipment was $6.7 million in 2009, $8 million in 2008 and $6.9 million in 2007. Machinery and equipment includes $1 million of capital leases at December 31, 2009 and 2008, respectively.
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

     Net periodic pension cost for PLP-USA’s pension plan consists of the following components for the years ended December 31:

	2009	2008	2007
Service cost	$908	$704	$708
Interest cost	1,195	1,064	938
Expected return on plan assets	(759)	(998)	(938)
Recognized net actuarial loss	562	62	105

Net periodic pension cost	$1,906	$832	$813

     The following tables set forth benefit obligations, plan assets and the accrued benefit cost of PLP-USA’s pension plan at December 31:

	2009	2008
Projected benefit obligation at beginning of the year	$20,551	$15,952
Service cost	908	704
Interest cost	1,195	1,063
Actuarial (gain) loss	(488)	3,241
Benefits paid	(448)	(409)

Projected benefit obligation at end of year	$21,718	$20,551

Fair value of plan assets at beginning of the year	$9,248	$13,165
Actual return (loss) on plan assets	2,025	(3,735)
Employer contributions	2,215	227
Benefits paid	(448)	(409)

Fair value of plan assets at end of the year	$13,040	$9,248

Unfunded pension obligation	$(8,678)	$(11,303)

     In accordance with ASC 715-20, the Company recognizes the underfunded status of its PLP-USA pension plan as a liability. The amount recognized in accumulated other comprehensive loss related to PLP-USA’s pension plan at December 31 is comprised of the following:

	2009	2008
Balance at January 1	$(6,225)	$(1,233)

Reclassification adjustments:
Pretax amortized net actuarial loss	562	62
Tax provision	(207)	(23)

	355	39

Adjustment to recognize (loss) gain
on unfunded pension obligations:
Pretax gain (loss) on plan assets	1,754	(7,973)
Tax (provision) benefit	(646)	2,942

	1,108	(5,031)

Balance at December 31	$(4,762)	$(6,225)

     The estimated net loss for the PLP-USA pension plan that will be amortized from accumulated other comprehensive income into periodic benefit cost for 2010 is $.4 million. There is no prior service cost to be amortized in the future.
     The PLP-USA pension plan had accumulated benefit obligations in excess of plan assets as follows:

	2009	2008
Accumulated benefit obligation	$17,039	$16,101
Fair market value of assets	13,040	9,248
     Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2009	2008
Discount rate	6.00%	5.75%
Rate of compensation increase	3.50	3.50
     Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	2009	2008	2007
Discount rate	5.75%	6.50%	6.00%
Rate of compensation increase	3.50	3.50	3.50
Expected long-term return on plan assets	8.00	8.00	8.00
     The net periodic pension cost for 2009 was based on a long-term asset rate of return of 8.0%. This rate is based upon management’s estimate of future long-term rates of return on similar assets and is consistent with historical returns on such assets. Using the plan’s current mix of assets and based on the average historical returns for such mix, an expected long-term rate-of-return of 8.0% is justified.
     The fair value of the Company’s pension plan assets as of December 31, 2009, by category, are as follows:

	At December 31, 2009
		Quoted Prices in Active	Significant	Significant
	Total Assets at	Markets for Identical	Observable Inputs	Unobservable
	Fair Value	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Asset Category
Cash	$246	$246	$—	$—
Equity Securities	4,747	4,747	—	—
Mutual Funds	3,185	3,185	—	—
U.S. Treasury Securities	3,646	3,646	—	—
Corporate Bonds	1,216	1,216	—	—

Total	$13,040	$13,040	$—	$—

     See Note J — Fair Value of Financial Assets and Liabilities for a discussion of the three levels in the hierarchy of fair values.

     The Company’s pension plan weighted-average asset allocations at December 31, 2009 and 2008, by asset category, are as follows:

	Plan assets
	at December 31
	2009	2008
Asset category
Equity securities	61%	58%
Debt securities	37	40
Cash and equivalents	2	2

	100%	100%

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
     The Company’s policy is to fund amounts deductible for federal income tax purposes. The Company does not expect to contribute to its pension plan in 2010.
     The benefits expected to be paid out of the plan assets in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years are as follows:

Pension
Year	Benefits
2010	$468
2011	506
2012	565
2013	641
2014	714
2015-2019	5,060
     The Company also provides retirement benefits through various defined contribution plans including PLP-USA’s Profit Sharing Plan. Expense for these defined contribution plans was $3.7 million in 2009, $3.6 million in 2008 and $3.5 million in 2007.
     Further, the Company also provides retirement benefits through the Supplemental Profit Sharing Plan. To the extent an employee’s award under PLP-USA’s Profit Sharing Plan exceeds the maximum allowable contribution permitted under existing tax laws, the excess is accrued for (but not funded) under a non-qualified Supplemental Profit Sharing Plan. The return under this Supplemental

Profit Sharing Plan is calculated at a weighted average of the one year Treasury Bill rate plus 1%. At December 31, 2009 and 2008, the interest rate for the Supplemental Profit Sharing Plan was 1.37% and 4.34%, respectively. Expense for the Supplemental Profit Sharing Plan was $.3 million, $.4 million for 2008 and $.2 million for 2007. The Supplemental Profit Sharing Plan unfunded status as of December 31, 2009 and 2008 was $1.7 million and $1.3 million. The Supplemental Profit Sharing Plan is noncurrent and is included in Other noncurrent liabilities.
Note D — Debt and Credit Arrangements

	December 31
	2009	2008
Short-term debt
Secured Notes
Thailand Baht denominated (Baht106,400) at 4.2% in 2009 (5.18% in 2008)	$3,181	$3,101
Current portion of long-term debt	1,330	494

Total short-term debt	4,511	3,595

Long-term debt
Australian dollar denominated term loans (A$2,667), at 3.31% to 5.83% (5.83% to 6.54% in 2008), due 2010, 2011 and 2013, secured by land and building	2,024	1,152
Brazilian Real denominated term loan (R $1,059k) at .7% due 2015, secured by capital equipment	609	—
Chinese Rmb denominated term loan (RMB10,000) at 6.48% due 2012, secured by letter of credit	1,463	1,467
Thailand Baht denominated capital loans (Baht1,841) at 3.75% to 4.5% due 2010 and 2011, secured by capital equipment	18	9
Australian dollar denominated capital loan (A$405) at 6.80%, due 2009, secured by capital equipment	—	33
Polish Zloty denominated loans (PLN810) at 5.07% (3.00% to 6.31% in 2008) due 2011, secured by building, capital equipment and commercial note	184	284
Polish Zloty denominated loans (PLN593) at 4.46% (6.31% in 2008) due 2011, secured by corporate guarantee	131	202

Total long-term debt	4,429	3,147
Less current portion	(1,330)	(494)

Total long-term debt, less current portion	3,099	2,653

Total debt	$7,610	$6,248

     A PLP-USA revolving credit agreement makes $20 million available to the Company at an interest rate of money market plus .875% and was extended to February 5, 2010. At December 31, 2009, the interest rate on the revolving credit agreement was .9375%. There was no debt outstanding at December 31, 2009 under the revolving credit agreement. The Company paid less than $.1 million in commitment fees on the revolving credit agreement during 2009. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At December 31, 2009, the Company was in compliance with these covenants. On February 5, 2010, the Company entered into a new revolving credit agreement of $30 million, carrying interest at LIBOR plus 1.25% with a term expiring January 2013.
     Aggregate maturities of long-term debt during the next five years are as follows: $1.3 million for 2010, $1.7 million for 2011, $1 million for 2012, $.2 million for 2013, and $.2 million thereafter.
     Interest paid was $.5 million in 2009 and 2008 and $.6 million in 2007.

Note E — Leases
     The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment, office equipment and computer equipment. Rental expense was $1.5 million in 2009, $1.6 million in 2008 and $1.5 million in 2007. Future minimum rental commitments having non-cancelable terms exceeding one year are $2.4 million in 2010, $1.6 million in 2011, $.8 million in 2012, $.6 million in 2013, $.5 million in 2014, and an aggregate $9 million thereafter. One such lease is for the Company’s aircraft with a lease commitment through April 2012. Under the terms of the lease, the Company maintains the risk to make up a deficiency from market value attributable to damage, extraordinary wear and tear, excess air hours or exceeding maintenance overhaul schedules required by the Federal Aviation Administration. At the present time, the Company does not believe it has incurred any obligation for any contingent rent under the lease.
     The Company has commitments under capital leases for equipment and vehicles. Amounts recognized as capital lease obligations are reported in accrued expense and other liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. Future minimum rental commitments for capital leases are approximately $.1 million annually in 2010 and 2011 and less than $.1 million for 2012 and 2013 and no lease commitment in 2014. The imputed interest for the capital leases is less than $.1 million. Leased property and equipment under capital leases are amortized using the straight-line method over the term of the lease. Routine maintenance, repairs, and replacements are expensed as incurred.
Note F — Income Taxes
     Income before income taxes and discontinued operations was derived from the following sources:

	2009	2008	2007
United States	$8,498	$8,311	$6,627
Foreign	21,095	16,449	14,694

	$29,593	$24,760	$21,321

     The components of income tax expense for the years ended December 31 are as follows:

	2009	2008	2007
Continuing operations	$6,760	$7,718	$7,501
Discontinued operations	—	67	255

	$6,760	$7,785	$7,756

     The components of income tax expense attributable to income from continuing operations for the years ended December 31 are as follows:

	2009	2008	2007
Current
Federal	$1,912	$2,473	$2,665
Foreign	3,659	5,679	4,787
State and local	507	411	375

	6,078	8,563	7,827

Deferred
Federal	81	(380)	(785)
Foreign	615	(494)	569
State and local	(14)	29	(110)

	682	(845)	(326)

	$6,760	$7,718	$7,501

     The differences between the provision for income taxes from continuing operations at the U.S. statutory rate and the tax shown in the Statements of Consolidated Income for the years ended December 31 are summarized as follows:

	2009	2008	2007
Statutory Federal Tax Rate	34%	34%	34%

Federal tax at statutory rate	$10,062	$8,419	$7,249
State and local taxes, net of federal benefit	325	233	185
Non-deductible expenses	461	269	99
Foreign earnings and related tax credits	394	40	77
Non-U.S. tax rate variances	(918)	(992)	(340)
ASC 740 (formally FIN 48)	(607)	(409)	(234)
Valuation allowance	(480)	140	265
Tax credits	(77)	(65)	(137)
Gain from acquisition of business	(2,711)	—	—
Other, net	311	83	337

	$6,760	$7,718	$7,501

     Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying value for financial statement purposes. The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2009	2008
Deferred tax assets:
Accrued compensation and benefits	$1,163	$973
Inventory valuation reserves	1,452	1,355
Allowance for doubtful accounts	44	50
Benefit plan reserves	4,754	4,828
Foreign tax credits	2,929	4,193
Capital tax loss carryforwards	2,132	2,152
NOL carryforwards	968	547
Other accrued expenses	750	1,607
Unrecognized tax benefits	35	119

Gross deferred tax assets	14,227	15,824
Valuation allowance	(3,392)	(4,152)

Net deferred tax assets	10,835	11,672

Deferred tax liabilities:
Depreciation and other basis differences	(2,649)	(2,079)
Undistributed foreign earnings	—	(39)
Inventory	(11)	(31)
Prepaid expenses	(75)	(70)
Intangibles	(1,663)	(401)
Unrealized Foreign Exchange	(230)	—
Other	(112)	(48)

Deferred tax liabilities	(4,740)	(2,668)

Net deferred tax assets	$6,095	$9,004

	2009	2008
Change in net deferred tax assets:
Deferred income tax benefit	$(682)	$845
Items of other comprehensive income (loss)	(853)	2,919
Deferred tax balances from business acquisition	(1,374)	—

Total change in net deferred tax assets	$(2,909)	$3,764

     Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards.
     At December 31, 2009, the Company had $2.9 million of foreign tax credit carryforwards that will expire in years 2013 and 2014, $2.1 million of capital loss carryfowards that will expire in 2013 and $1.1 million of net operating loss carryfowards that will expire between the years 2010 and 2013. The Company has established a valuation allowance of $3.4 million at December 31, 2009 to record its gross deferred tax assets at an amount that is more likely than not to be realized. The valuation allowance was recorded for $.4 million of foreign tax credits carryfowards, $2.1 million of capital losses carryfowards and $.9 million of net operating loss carryforwards that may expire before being realized. The net decrease in the valuation allowance is primarily due to the release of foreign tax credit carryforwards that are expected to be realized and partially offset by an increase in foreign net operating loss carryforwards that are not expected to be realized. In 2008, the net increase in the valuation allowance was $2.3 million due to the valuation allowance recorded for the capital loss from the sale of SMP, a wholly owned domestic subsidiary.
     As of December 31, 2009, the Company has not established a deferred tax liability associated with its undistributed foreign earnings as such earnings are considered to be permanently reinvested. The amount of such earnings is approximately $82.1 million at December 31, 2009. These earnings would be taxable upon the sale or liquidation of these foreign subsidiaries, or upon the remittance of dividends. While the measurement of the unrecognized U.S. income taxes with respect to these earnings is not practicable, foreign tax credits would be available to offset some or all of any portion of such earnings that are remitted as dividends.
     Income taxes paid net of refunds were approximately $5.8 million in 2009, $7.7 million in 2008 and $8.1 million in 2007.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.
     The changes in unrecognized tax benefits for the years ended December 31 are as follows:

	2009	2008	2007
Balance at January 1	$1,176	$1,585	$1,819
Additions for tax positions of current year	164	161	224
Additions for tax positions of prior years	678	290	—
Reductions for tax positions of prior years	(79)	(282)	(121)
Expiration of statutes of limitations	(635)	(578)	(337)

Balance at December 31	$1,304	$1,176	$1,585

     Accrued interest and penalties are not included in the above unrecognized tax balances at December 31, 2009, 2008 and 2007. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of income tax expense. During the year ended December 31, 2009 and 2008, the Company recognized less than $(.2) million in interest, net of the amount lapsed through expiring statutes. The Company had approximately $.3 million for the payment of interest accrued at December 31, 2009 and $.2 million at December 31, 2008. Penalties of approximately $.3 have been accrued for unrecognized tax positions as of December 31, 2009. If recognized approximately $.7 million of unrecognized tax benefits would affect the tax rate. The Company may decrease its unrecognized tax benefits by approximately $.1 million within the next twelve months due to the expiration of statutes of limitations.
Note G — Share-Based Compensation
The 1999 Stock Option Plan
     The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At December 31, 2009 there were 500 shares that expired under the Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.
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
     There were 8,500 options granted for the year ended December 31, 2009. There were 13,000 options granted for the year ended December 31, 2008. There were 20,000 options granted during the year ended December 31, 2007. The fair values for the stock options granted in 2009, 2008 and 2007 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009	2008	2007
Risk-free interest rate	5.2%	4.2%	4.3%
Dividend yield	2.1%	2.8%	2.9%
Expected life (years)	6	6	6
Expected volatility	44.0%	34.4%	37.9%
     Activity in the Company’s plan for the year ended December 31, 2009 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value
Outstanding at January 1, 2009	107,092	$27.83
Granted	8,500	$39.10
Exercised	(30,090)	$15.50
Forfeited	—	$0.00

Outstanding (vested and expected to vest) at December 31, 2009	85,502	$33.29	5.9	$961

Exercisable at December 31, 2009	66,752	$30.64	5.1	$929

     The weighted-average grant-date fair value of options granted during 2009, 2008 and 2007 was $16.07, $15.52 and $11.93, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008, and 2007 was $.8 million, $.4 million, and $.9 million, respectively. Cash received for the exercise of stock options during 2009 and 2008 was $.4 million and $.5 million, respectively.
     For the years ended December 31, 2009, 2008 and 2007, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by $.1 million in 2009 and $.2 million annually in 2008 and 2007. The total compensation cost related to nonvested awards not yet recognized at December 31, 2009 is expected to be a combined total of $.2 million over a weighted-average period of 2.3 years.
     The excess tax benefits from stock based awards for the year ended December 31, 2009 was $.1 million, as reported on the consolidated statements of cash flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.
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
Restricted Share Awards
     For all of the participants except the CEO, a portion of the restricted share award is subject to time-based cliff vesting and a portion is subject to vesting based upon the Company’s performance over a three year period. All of the CEO’s restricted shares are subject to vesting based upon the Company’s performance over a three year period.
     The restricted shares are offered at no cost to the employees; however, the participant must remain employed with the Company until the restrictions on the restricted shares lapse. The fair value of restricted share award is based on the market price of a common share on the grant date. The Company currently estimates that no awards will be forfeited. For time-based restricted shares the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying statement of consolidated income. Dividends declared in 2009 and thereafter will be accrued in cash dividends. In 2008 dividends were reinvested in additional restricted shares, and held subject to the same vesting requirements as the underlying restricted shares.
     A summary of the restricted share awards for the year ended December 31, 2009 is as follows:

	Restricted Share Awards
	Performance		Total	Weighted-Average
	and Service	Service	Restricted	Grant-Date
	Required	Required	Awards	Fair Value
Nonvested as of January 1, 2009	39,364	4,273	43,637	$54.74
Granted	75,982	8,202	84,184	29.75
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested as of December 31, 2009	115,346	12,475	127,821	$38.28

     For time-based restricted shares the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying statement of consolidated income. Compensation expense related to the time-based restricted shares for the years ended December 31, 2009 and 2008 was $.2 million and less than $.1 million, respectively. As of December 31, 2009, there was $.3 million of total unrecognized compensation cost related to time-based restricted share awards that is expected to be recognized over the weighted-average remaining period of approximately 2 years.
     For the performance-based awards, the number of restricted shares in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and sales growth over a requisite performance period. Depending on the extent to which the performance criterions are satisfied under the LTIP Plan, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the year ended December 31, 2009 and 2008 was $1.6 million and $.3 million. As of December 31, 2009, the remaining performance-based restricted share awards compensation expense of $2.5 million is expected to be recognized over a period of approximately 1.25 years.
     In the event of a Change in Control, vesting of the restricted shares will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a maximum potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.
     To satisfy the vesting of its restricted share awards, the Company has reserved new shares from its authorized but unissued shares. Any additional granted awards will also be issued from the Company’s authorized but unissued shares. Under the LTIP Plan there are 172,179 common shares currently available for additional restricted share grants.
Share Option Awards
     The LTIP plan permits the grant of 100,000 share options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At December 31, 2009 there were 89,000 shares remaining available for the issuance under the LTIP Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.
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
     There were 11,000 options granted for the year ended December 31, 2009. There were no options granted for the year ended December 31, 2008. The fair values for the stock options granted in 2009 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2009
Risk-free interest rate	5.2%
Dividend yield	2.1%
Expected life (years)	6
Expected volatility	44.0%
     Activity in the Company’s plan for the year ended December 31, 2009 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value
Outstanding at January 1, 2009	—	$0.00
Granted	11,000	$38.76
Exercised	—	$0.00
Forfeited	—	$0.00

Outstanding (vested and expected to vest) at December 31, 2009	11,000	$38.76	9.8	$55

Exercisable at December 31, 2009	—	—	—	—

     The weighted-average grant-date fair value of options granted during 2009 was $15.93. There were no stock options exercised under the LTIP Plan during the year ended December 31, 2009. There were no excess tax benefits from stock based awards for the year ended December 31, 2009.
     For the year ended December 31, 2009, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by less than $.1 million in 2009. The total compensation cost related to nonvested awards not yet recognized at December 31, 2009 is expected to be a combined total of $.2 million over a weighted-average period of approximately 3 years.
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
     The calculation of basic and diluted earnings per share for the years ended December 31 were as follows:

	2009	2008	2007
Numerator
Amount attributable to PLPC shareholders
Income from continuing operations	$23,357	$16,754	$13,766
Income from discontinued operations	—	869	393

Net income attributable to PLPC	$23,357	$17,623	$14,159

Denominator
Determination of shares
Weighted-average common shares outstanding	5,232	5,279	5,372
Dilutive effect — share-based awards	134	60	44

Diluted weighted-average common shares outstanding	5,366	5,339	5,416

Earnings per common share attributable to PLPC shareholders
Basic
Income from continuing operations	$4.46	$3.17	$2.57

Income from discontinued operations	$—	$0.17	$0.07

Net income attributable to PLPC	$4.46	$3.34	$2.64

Diluted
Income from continuing operations	$4.35	$3.14	$2.54

Income from discontinued operations	$—	$0.16	$0.07

Net income attributable to PLPC	$4.35	$3.30	$2.61

     For the years ended December 31, 2009, 2008 and 2007, 32,500, 13,000 and zero stock options were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price plus any unearned compensation on unvested options, and as such they are anti-dilutive.
Note I — Goodwill and Other Intangibles
     The Company’s finite and indefinite-lived intangible assets consist of the following:

	December 31, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets
Patents	$4,827	$(3,213)	$4,807	$(2,901)
Land use rights	1,365	(55)	1,350	(32)
Trademark	311	—	—	—
Customer relationships	5,372	(520)	1,003	(369)

	$11,875	$(3,788)	$7,160	$(3,302)

Indefinite-lived intangible assets

Goodwill	$6,925		$5,520

     The Company performs its annual impairment test for goodwill pursuant to ASC 350-20 as of January 1 of each year. The additions of tradename and customer relationships were related to the acquisition of Dulmison (see Note M — Business Combinations for further details). The aggregate amortization expense for other intangibles with finite lives, ranging from 7 to 82 years, was $.5 million for the year ended December 31, 2009, $.6 million for the year ended December 31, 2008 and $.5 million for the year ended December 31, 2007. Amortization expense is estimated to be $.9 million for 2010 and $.7 million annually for 2011, 2012, 2013 and 2014.
     The Company’s only intangible asset with an indefinite life is goodwill. The increase in goodwill in 2009 is related to the acquisition of Direct Power and Water Corporation (DPW) of $.9 million and foreign currency translation. The $2.3 million increase to goodwill in 2008 is related to the acquisition of DPW in the amount of $.5 million, the joint venture formed between the Company’s Australian subsidiary and BlueSky Energy Pty Ltd in the amount of $.5 million and $1.4 million related to the acquisition of Belos (see Note M — Business Combinations for further details).
     The changes in the carrying amount of goodwill by segment for the years ended December 31, 2009 and 2008, is as follows:

	Australia	South Africa	Poland	All Other	Total
Balance at January 1, 2008	$1,782	$57	$—	$2,089	$3,928
Additions	462	—	1,370	489	2,321
Curency translation	(509)	(16)	(230)	26	(729)

Balance at December 31, 2008	1,735	41	1,140	2,604	5,520

Additions	—	—	—	866	866
Curency translation	508	11	21	(1)	539

Balance at December 31, 2009	$2,243	$52	$1,161	$3,469	$6,925

Note J — Fair Value of Financial Assets and Liabilities
     Effective January 1, 2008, the Company adopted ASC 820-10, “Fair Value Measurements and Disclosures”, formerly Financial Accounting Standards (SFAS) No. 157. ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820-10 does not require new fair value measurements. ASC 820-10 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal periods. This topic enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. This topic requires that assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities;

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data; or

Level 3: Unobservable inputs that are not corroborated by market data.
     In April 2009, the FASB issued certain amendments as codified in ASC 820-10-65, “Fair Value Disclosure.” ASC 820-10-65 provides additional guidance in accordance with ASC 820-10, when the volume and level of activity for the asset or liability has significantly decreased. ASC 820-10-65 was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued ASC 825-10-50 which requires interim disclosures regarding the fair values of financial instruments that are within the scope of ASC 825 to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Additionally, ASC 825-10-50 requires disclosure of the methods and significant assumptions used to estimate fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. The adoption of ASC 825-10-50 did not have a material impact on the Company’s consolidated financial statements.
     The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At December 31, 2009 and 2008, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	December 31, 2009		December 31, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value

Long-term debt and related current maturities	$4,617	$4,429	$3,294	$3,147

Note K — Segment Information
     The Company designs, manufactures and sells hardware employed in the construction and maintenance of telecommunication, energy and other utility networks, data communication products and mounting hardware for solar power applications. Principal products include cable anchoring, control hardware and splice enclosures which are sold primarily to customers in North and South America, Europe, South Africa and Asia Pacific.
     The Company has seven reportable segments. The segments have been determined based on results of operations as reported by location. The reportable segments are PLP-USA, Australia, Brazil, South Africa, Canada, Poland and All Other. The PLP-USA segment is comprised of the U.S. operations supporting primarily the Company’s domestic energy and telecommunications products. The Australia segment is comprised of the Company’s operation in Australia supporting the Company’s energy, telecommunications, data communication and solar products. The Brazil and Canada segments are comprised of the manufacturing and sales operations from those locations. Our final two segments are South Africa and Poland, which are comprised of manufacturing and sales operations from those locations and have been included as segments to comply with reporting segments for 75% of consolidated sales. The Thailand, Malaysia and Indonesia locations acquired in the Dulmison acquisition (see Note M for further details) are included in our All Other reportable segment. Our remaining operations, Mexico, Great Britain, Spain, China, Asia and DPW are included in the All Other segment as none of these operations meet the criteria for a reportable segment and individually represent less than 10% of each of the Company’s combined net sales, consolidated net income, and consolidated assets.
     The accounting policies of the operating segments are the same as those described in Note A in the Notes To Consolidated Financial Statements. The Company evaluates performance based on net income. No single customer accounts for more than ten percent of the Company’s consolidated revenues. It is not practical to present revenues by product line. U.S. net sales for the years ended December 31, 2009, 2008 and, 2007 were $117.9 million, $123.8 million and $110 million, respectively. U.S. long lived assets as of December 31, 2009 and 2008 were $23.6 million and $23.1 million, respectively.
     The following table presents a summary of the Company’s reportable segments for the years ended December 31, 2009, 2008 and 2007. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profits in inventory.

	Year ended December 31
	2009	2008	2007
Net sales
PLP-USA	$103,910	$111,721	$103,173
Australia	27,923	27,244	29,855
Brazil	30,744	30,279	26,236
South Africa	10,264	9,535	8,049
Canada	12,237	9,952	10,620
Poland	11,148	20,602	5,202
All Other	60,980	60,409	50,154

Total net sales	$257,206	$269,742	$233,289

Intersegment sales
PLP-USA	$6,215	$7,668	$5,424
Australia	62	62	137
Brazil	2,314	1,828	1,977
South Africa	786	854	888
Canada	232	421	117
Poland	1,082	411	34
All Other	11,025	10,644	9,849

Total intersegment sales	$21,716	$21,888	$18,426

Interest income
PLP-USA	$15	$115	$551
Australia	31	109	21
Brazil	73	79	106
South Africa	110	129	91
Canada	15	101	95
Poland	41	17	13
All Other	95	296	211

Total interest income	$380	$846	$1,088

Interest expense
PLP-USA	$(31)	$(39)	$(38)
Australia	(85)	(159)	(234)
Brazil	(93)	(28)	(21)
South Africa	(15)	(1)	—
Canada	—	—	—
Poland	(27)	(70)	(25)
All Other	(272)	(247)	(277)

Total interest expense	$(523)	$(544)	$(595)

	Year ended December 31
	2009	2008	2007
Income taxes
PLP-USA	$1,842	$2,577	$2,268
Australia	379	258	825
Brazil	1,209	862	1,112
South Africa	663	777	542
Canada	887	747	991
Poland	206	554	(31)
All Other	1,574	1,943	1,794

Total income taxes	$6,760	$7,718	$7,501

Income from continuing operations, net of tax
PLP-USA	$4,352	$4,877	$4,018
Australia	6,212	426	1,736
Brazil	2,209	1,336	2,286
South Africa	1,296	1,980	1,185
Canada	2,038	1,537	1,811
Poland	772	2,089	(7)
All Other	5,954	4,797	2,791

Total income from continuing operations, net of tax	22,833	17,042	13,820
Income from discontinued operations, net of tax	—	869	393

Net income	22,833	17,911	14,213
Income (loss) attributable to noncontrolling interest, net of tax	(524)	288	54

Net income attributable to PLPC	$23,357	$17,623	$14,159

	As of December 31
	2009	2008	2007
Expenditure for long-lived assets
PLP-USA	$2,854	$3,472	$4,589
Australia	783	267	693
Brazil	2,357	1,672	470
South Africa	347	389	141
Canada	227	137	74
Poland	849	833	649
All Other	3,250	3,241	2,615

Total expenditures for long-lived assets	$10,667	$10,011	$9,231

Depreciation and amortization
PLP-USA	$3,224	$4,399	$4,558
Australia	741	772	749
Brazil	696	638	169
South Africa	143	111	117
Canada	127	89	93
Poland	672	972	286
All Other	1,646	1,568	1,442

Total depreciation and amortization	$7,249	$8,549	$7,414

	As of December 31
	2009	2008
Identifiable assets
PLP-USA	$65,266	$72,641
Australia	31,269	19,438
Brazil	25,194	16,087
South Africa	7,081	5,569
Canada	9,006	8,545
Poland	14,777	13,920
All Other	82,330	54,675

	234,923	190,875
Corporate assets	449	—

Total identifiable assets	$235,372	$190,875

PLP-USA	$22,723	$22,465
Australia	9,796	7,332
Brazil	6,004	3,355
South Africa	1,102	637
Canada	2,003	1,627
Poland	5,524	5,372
All Other	20,614	15,152

Total long-lived assets	$67,766	$55,940

Note L -Related Party Transactions
     The Company’s DPW operation rents two properties owned by RandReau Properties, LLC and RaRe Properties, LLC., which are owned by Kevin Goodreau, Vice President of Business Development — Solar Division, and Jeffrey Randall, Vice President of Product Design — Solar Division. For the year ended December 31, 2009 and 2008 DPW paid rent expense of $.2 million annually for the properties.
     The Company’s Belos operation hires temporary employees through a temporary work agency, Flex-Work Sp. Z o.o., which is 50% owned by Agnieszka Rozwadowska. Agnieszka Rozwadowska is the wife of Piotr Rozwadowski, the Managing Director of the Belos operation located in Poland. For the years ended December 31, 2009 and 2008, Belos incurred a total of $.4 million and $1.1 million, respectively, for such temporary labor expense.
     In September 2009, the Company invested $.5 million in Proxisafe, a Canadian company formed to design and commercialize new industrial safety equipment. In light of this investment, Mr. Robert Ruhlman, the Chairman of the Board, President and CEO of the Company, was asked to become a board member.
     The Company was a sponsor of Ruhlman Motorsports. Ruhlman Motorsports is owned by Randall M. Ruhlman, a director of the Company, and by his wife. No sponsorship fees were paid during 2009 or 2008. In 2007 the Company paid annual sponsorship fees of $950,000 to Ruhlman Motorsports.
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

Note M -Business Combinations
     The Company accounts for acquisitions in accordance with ASC 805, which includes provisions that were adopted effective January 1, 2009. The new provisions significantly changed the accounting for business combinations both during the period of the acquisition and in subsequent periods. The new provisions are applied prospectively to business combinations after January 1, 2009. As a result of the provisions, transaction costs associated with a business combination entered into by the Company were expensed, and a gain on acquisition of business was recorded, as discussed below.
     On December 18, 2009, the Company completed the business combination acquiring certain subsidiaries and other assets from Tyco Electronics Group S.A. (Tyco Electronics) of its Dulmison business for $16 million in cash, and the assumption of certain liabilities.
     Dulmison was a supplier and manufacturer of electrical transmission and distribution products. Dulmison designs, manufacturers and markets pole line hardware and vibration control products for the global electrical utility industry. Dulmison was based in Australia with operations in Australia, Thailand, Indonesia, Malaysia, Mexico, and the United States. The acquisition of Dulmison will strengthen the Company’s position in the power distribution and transmission hardware market and will expand the Company’s presence in the Asia-Pacific region.
     The operations located in Thailand will report under the PLP’s existing Asia operations included in the All Other reportable segment. The operations located in Indonesia and Malaysia will be reported as part of All Other segment. The assets acquired in Australia, Mexico and the United States will be included in each of the Company’s corresponding operating locations.
     The acquisition has resulted in a gain on acquisition of business under the guidance for business combinations. The purchase price was allocated to the acquired assets and assumed liabilities based on the fair values at the date of acquisition, with the gain on the acquisition of $9.1 million representing the excess of the fair value allocated to the net assets over the purchase price. The following table summarizes the fair values of the assets acquired and liabilities assumed on December 18, 2009 related to the Dulmison acquisition:

December 18, 2009
Cash and cash equivalents	$4,144
Accounts receivable	6,274
Inventories	9,752
Other current assets	762
Deferred income taxes	141

Total current assets	21,073

Other assets	1,155
Deferred income taxes	213
Property and equipment	3,471
Tradename	311
Customer relationships	4,365

Total assets	30,588

Current deferred tax liabilities	306
Other current liabilities	2,289
Noncurrent deferred tax liabilities	1,422
Other noncurrent liabilities	1,484

Total liabilities	5,501

Net tangible and intangible assets	25,087
Purchase Price	16,000

Gain on bargain purchase	$9,087

     The Company was able to realize a gain on acquisition of business as a result of current market conditions and the seller’s desire to exit the business. The gain on acquisition of business is recorded on the face of the Statement of Consolidated Income within other income (expense).
     The useful life of the acquired trade name of $.3 million is four years. The useful life of the customer relationships is 15 to 20 years. The aggregate amortization expense for these intangible assets in 2009 was zero.
     Operating results of the acquired business have been included in the Company’s statement of consolidated income from the acquisition date forward. From the acquisition date through December 31, 2009, operating results were di minimus.
     Acquisition related costs were $1.5 million for the year ended December 31, 2009. These costs were for legal, accounting, valuation, other professional services, and travel related costs. These costs were included in general and administrative costs in the Company’s statement of consolidated income. In addition to the acquisition related costs, the Company has accrued and expensed $2 million related to termination benefits for certain Dulmison employees. These additional costs were incorporated as part of the Stock and Asset Purchase Agreement (the “Purchase Agreement”) and were required in order to complete the acquisition of the Dulmison Operations. Through the acquisition of Dulmison, 344 employees have been added to the Company’s existing worldwide workforce.
     On October 7, 2009, the Company acquired a 33.3% investment in Proxisafe Ltd. for $.5 million. The Canadian company was formed to design and commercialize new industrial safety equipment. The Company’s consolidated balance sheet as of December 31, 2009 reflects the investment under the equity method.
     On May 21, 2008, the Company entered into a Joint Venture Agreement for $.3 million, as goodwill, to form a joint venture between the Company’s Australian subsidiary, Preformed Line Products Australia Pty Ltd (PLP-AU) and BlueSky Energy Pty Ltd, a solar systems integration and installation business based in Sydney, Australia. PLP-AU holds a 50% ownership interest in the new joint venture company, which will operate under the name BlueSky Energy Australia (BlueSky), with the option to acquire the remaining 50% ownership interest from BlueSky Energy Pty Ltd over the next five years. BlueSky Energy Pty Ltd has transferred technology and assets to the joint venture. The Company’s consolidated balance sheet as of December 31, 2009 reflects the acquisition of the joint venture under the purchase method of accounting and due to the immateriality of the joint venture on the results of operations no additional disclosures are included. The allocation of the purchase price has been finalized.
Note N — Discontinued Operations
     On May 30, 2008, the Company sold its SMP subsidiary for $11.7 million and recognized a $.8 million gain, net of tax, which includes expenses incurred related to the divestiture of SMP. The sale includes $1.5 million to be held in escrow for one year, which was received in 2009. The Company does not have any significant involvement in the operations of SMP.
     Operating results of SMP are presented in the Company’s consolidated statements of income as discontinued operations, net of tax. The operation had been reported within the SMP reporting segment, which is comprised of the U.S. operations supporting the Company’s data communication products. The operating results of the business unit for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Net Sales	$8,308	$21,318

Income before income taxes	180	648
Provision for income taxes	(67)	(255)
Gain on sale, net of tax	756	—

Income from discontinued operations, net of tax	$869	$393

Note O — Quarterly Financial Information (unaudited)
     The following table summarizes our quarterly results of operations for each of the quarters in 2009 and 2008. The fourth quarter 2009 results have been impacted by a gain on the acquisition of a business of $9.1 million or $1.73 per share basic and $1.69 per diluted share. Additionally, the fourth quarter of 2009 has been impacted by acquisition related after tax expenses of $3.2 million, or $.61 per basic and diluted share, which has been recorded in general and administrative expenses on the Statements of Consolidated Income. These quarterly results are unaudited, but in the opinion of management have been prepared on the same basis as our audited financial information and include all adjustments necessary for a fair presentation of our results of operations.

	Quarter ended
	March 31	June 30	September 30	December 31
2009
Net sales	$58,694	$59,568	$69,132	$69,812
Gross profit	18,578	19,850	24,614	21,726
Income before income taxes and discontinued operations	4,307	5,263	8,449	11,574
Income from continuing operations, net of tax	2,717	3,542	6,259	10,315
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income	2,717	3,542	6,259	10,315
Net income attributable to PLPC	2,722	3,584	6,320	10,731
Income from continuing operations per share, basic	0.52	0.69	1.21	2.05
Net income attributable to PLPC per share, basic	0.52	0.69	1.21	2.05
Income from continuing operations per share, diluted	0.51	0.68	1.19	1.99
Net income attributable to PLPC per share, diluted	0.51	0.68	1.19	1.99

2008
Net sales	$59,865	$75,362	$73,952	$60,563
Gross profit	19,005	23,677	25,463	19,122
Income before income taxes and discontinued operations	4,249	7,329	9,421	3,761
Income from continuing operations, net of tax	2,834	4,947	6,614	2,647
Income (loss) from discontinued operations, net of tax	149	620	(34)	134
Net income	2,983	5,567	6,580	2,781
Net income attributable to PLPC	2,950	5,489	6,423	2,761
Income from continuing operations per share, basic	0.52	0.92	1.24	0.50
Net income attributable to PLPC per share, basic	0.55	1.04	1.23	0.53
Income from continuing operations per share, diluted	0.52	0.91	1.23	0.50
Net income attributable to PLPC per share, diluted	0.54	1.03	1.22	0.52

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule  13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2009.
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

     As discussed in Note M in the Notes to Consolidated Financial Statements, we acquired 100% of the Dulmison business from Tyco Electronics during 2009. As permitted by the Securities and Exchange Commission, management has excluded internal controls from this operation in its assessment. Dulmison’s net sales, net income and total assets represent 0%, 3% and 8% of consolidated net sales, net income and total assets respectively for the year ended and as of December 31, 2009.
     Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.
     Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and Vice President of Finance, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based upon this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report, a copy of which is included below.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of Preformed Line Products Company
We have audited Preformed Line Products Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Preformed Line Products Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Dulmison. Dulmison, acquired on December 18, 2009, is included in the December 31, 2009 consolidated financial statements of Preformed Line Products Company and constituted 8% of total assets as of December 31, 2009 and 0% and 3% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Preformed Line Products Company also did not include an evaluation of the internal control over financial reporting of Dulmison.
In our opinion, Preformed Line Products Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Preformed Line Products Company as of December 31, 2009 and 2008 and the related statements of consolidated income, cash flows and shareholders’ equity for the years then ended and our report dated March 15, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
March 15, 2010

Item 9B.	Other Information
     None
Part III

Item 10.	Directors, Executive Officers and Corporate Governance
     The information required by this Item 10 is incorporated by reference to the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held April 26, 2010 (the “Proxy Statement”). Information relative to executive officers of the Company is contained in Part I of this Annual Report of Form 10-K. The Company has adopted a code of conduct. A copy of the code of conduct can be obtained from the Company’s Internet site at http://www.preformed.com in its About Us section.

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
Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedule

Page	Financial Statements

37	Consolidated Balance Sheets

38	Statements of Consolidated Income

39	Statements of Consolidated Cash Flows

40	Statements of Consolidated Shareholders’ Equity

41	Notes to Consolidated Financial Statements

Page	Schedule

72	II — Valuation and Qualifying Accounts
(b) Exhibits

Exhibit
Number	Exhibit
2.1	Stock and Purchase Agreement, dated October 22, 2009, by and among the Company and Tyco Electronics Group S.A. to acquire the Dulmison business (The agreement does not include the schedules and other attachments. A copy will be provided to the SEC upon request.), filed herewith.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).
4	Description of Specimen Share Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).
10.1	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*
10.2	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s 10-K filed for the year ended December 31, 2007).*
10.3	Preformed Line Products Company Executive Life Insurance Plan — Summary (incorporated by reference to the Company’s Registration Statement on Form 10).*
10.4	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

Exhibit
Number	Exhibit
10.5	Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).
10.6	Amendment to the Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).
10.7	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).*
10.8	Stock Purchase Agreement, dated March 22, 2007, by and among the Company and Claudia W. Goodreau, Kevin M. Goodreau, Dora Ely Randall and Jeffrey J. Randall to acquire Direct Power and Water Corporation (incorporated by reference to the Company’s 10-Q filing for the quarter ended March 31, 2007).
10.9	Conditional Share Purchase Agreement, dated April 22, 2007, by and among the Company and BBO Spolka z o.o. to acquire a holding in Zaklady Wytworcze Sprzetu Sieciowego “Belos” SA (incorporated by reference to the Company’s 10-Q filing for the three-month and six-month ended June 30, 2007).
10.10	Preformed Line Products Company Chief Executive Officer Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).*
10.11	Preformed Line Products Company Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 8-K current report filing dated May 1, 2008).*
10.12	Deferred Shares Plan (incorporated by reference to the Company’s 8-K current report filing dated August 21, 2008).
10.13	Form of Restricted Shares Grant Agreement (incorporated by reference to the Company’s 10-Q filing for the quarter ended September 30, 2008).*
10.14	Agreement and Plan of Merger, dated May 30, 2008, by and among the Company and Optical Cable Corporation to divest Superior Modular Company Inc. (incorporated by reference to the Company’s 8-K current report filing dated May 30, 2008).
14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 8-K current report filing dated August 6, 2007).
21	Subsidiaries of Preformed Line Products Company, filed herewith.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.
23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.
32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

*	Indicates management contracts or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company
March 15, 2010	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer (principal executive officer)

March 15, 2010	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer and Vice President Finance (principal financial officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 15, 2010	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer

March 15, 2010	/s/ Barbara P. Ruhlman
Barbara P. Ruhlman
Director

March 15, 2010	/s/ Randall M. Ruhlman
Randall M. Ruhlman
Director

March 15, 2010	/s/ Glenn E. Corlett
Glenn E. Corlett
Director

March 15, 2010	/s/ Michael E. Gibbons
Michael E. Gibbons
Director

March 15, 2010	/s/ R. Steven Kestner
R. Steven Kestner
Director

March 15, 2010	/s/ Richard R. Gascoigne
Richard R. Gascoigne
Director

PREFORMED LINE PRODUCTS COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2009, 2008 and 2007
(Thousands of dollars)

		Additions
	Balance at	charged to		Other additions	Balance at
	beginning	costs and		or deductions	end of
For the year ended December 31, 2009:	of period	expenses	Deductions	(a)	period
Allowance for doubtful accounts	$498	$322	$(224)	$173	$769
Reserve for credit memos	474	224	(472)	—	226
Slow-moving and obsolete inventory reserves	3,056	2,029	(841)	1,295	5,539
Accrued product warranty	129	81	(6)	5	209

		Additions
	Balance at	charged to			Balance at
	beginning	costs and		Other additions	end of
For the year ended December 31, 2008:	of period	expenses	Deductions	deductions	period
Allowance for doubtful accounts	$733	$114	$(305)	$(44)	$498
Reserve for credit memos	466	472	(464)	—	474
Slow-moving and obsolete inventory reserves	3,332	1,161	(1,322)	(115)	3,056
Accrued product warranty	104	147	(94)	(28)	129

		Additions
	Balance at	charged to		Other additions	Balance at
	beginning	costs and		or deductions	end of
For the year ended December 31, 2007:	of period	expenses	Deductions	(a)	period
Allowance for doubtful accounts	$625	$143	$(172)	$137	$733
Reserve for credit memos	447	795	(776)	—	466
Slow-moving and obsolete inventory reserves	3,843	22	(1,047)	514	3,332
Accrued product warranty	82	41	(124)	105	104

(a)	Other additions or deductions relate to translation adjustments. Included in 2009 are opening balances for acquisitions for the following reserves; allowance for doubtful accounts of $117 thousand and $1.3 million for inventory reserves. Included in 2007 are opening balances for acquisitions for the following reserves; allowance for doubtful accounts of $86 thousand, inventory reserves of $440 thousand and $97 thousand for accrued product warranty.

Exhibit Index
2.1	Stock and Purchase Agreement, dated October 22, 2009, by and among the Company and Tyco Electronics Group S.A. to acquire the Dulmison business (The agreement does not include the schedules and other attachments. A copy will be provided to the SEC upon request.), filed herewith.
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).
3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).
4	Description of Specimen Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).
10.1	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*
10.2	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).*
10.3	Preformed Line Products Company Executive Life Insurance Plan — Summary (incorporated by reference to the Company’s Registration Statement on Form 10).*
10.4	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*
10.5	Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).
10.6	Amendment to the Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).*
10.7	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option Agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).
10.8	Stock Purchase Agreement, dated March 22, 2007, by and among the Company and Claudia W. Goodreau, Kevin M. Goodreau, Dora Ely Randall and Jeffrey J. Randall to acquire Direct Power and Water Corporation (incorporated by reference to the Company’s 10-Q filing for the quarter ended March 31, 2007).
10.9	Conditional Share Purchase Agreement, dated April 22, 2007, by and among the Company and BBO Spolka Z o.o. to acquire a holding in Zaklady Wytworcze Sprzetu Sieciowego “Belos” SA (incorporated by reference to the Company’s 10-Q filing for the three-month and six-month ended June 30, 2007).
10.10	Preformed Line Products Company Chief Executive Officer Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).
10.11	Preformed Line Products Company Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 8-K current report filing dated May 1, 2008).*
10.12	Deferred Shares Plan (incorporated by reference to the Company’s 8-K current report filing dated August 21, 2008).*
10.13	Form of Restricted Shares Grant Agreement (incorporated by reference to the Company’s 10-Q filing for the quarter ended September 30, 2008). *
10.14	Agreement and Plan of Merger, dated May 30, 2008, by and among the Company and Optical Cable Corporation to divest Superior Modular Company Inc. (incorporated by reference to the Company’s 8-K current report filing dated May 30, 2008).
14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 8-K current report filing dated August 6, 2007).
21	Subsidiaries of Preformed Line Products Company, filed herewith.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, filed herewith.
31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.
32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

*	Indicates management contracts or compensatory plan or arrangement.