Form 10-Q
period 2010-03-31
PREFORMED LINE PRODUCTS CO
filed 2010-05-06
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010	Commission file number: 0-31164
Preformed Line Products Company
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-0676895

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

660 Beta Drive
Mayfield Village, Ohio	44143

(Address of Principal Executive Office)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of May 1, 2010: 5,253,306.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31	December 31
	2010	2009
	(Thousands of dollars, except share and
	per share data)

ASSETS
Cash and cash equivalents	$24,751	$24,097
Accounts receivable, less allowances of $794 ($995 in 2009)	49,277	49,245
Inventories — net	58,293	56,036
Deferred income taxes	3,142	3,256
Prepaids	5,873	4,263
Other current assets	1,138	2,062

TOTAL CURRENT ASSETS	142,474	138,959

Property and equipment — net	69,592	67,766
Patents and other intangibles — net	7,988	8,087
Goodwill	6,992	6,925
Deferred income taxes	4,858	4,358
Other assets	8,514	9,277

TOTAL ASSETS	$240,418	$235,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$3,570	$3,181
Current portion of long-term debt	1,480	1,330
Trade accounts payable	19,484	18,764
Accrued compensation and amounts withheld from employees	9,770	8,345
Accrued expenses and other liabilities	8,486	8,375
Accrued profit-sharing and other benefits	1,859	3,890
Dividends payable	1,091	1,076
Income taxes payable and deferred income taxes	670	1,379

TOTAL CURRENT LIABILITIES	46,410	46,340

Long-term debt, less current portion	7,646	3,099
Unfunded pension obligation	11,996	8,678
Income taxes payable, noncurrent	—	1,898
Deferred income taxes	1,331	1,515
Other noncurrent liabilities	1,826	3,021

SHAREHOLDERS’ EQUITY
PLPC Shareholders’ equity:
Common stock — $2 par value per share, 15,000,000 shares authorized, 5,253,140 and 5,248,298 issued and outstanding, net of 554,205 and 554,059 treasury shares at par, respectively	10,506	10,497
Paid in capital	6,448	5,885
Retained earnings	166,122	165,953
Accumulated other comprehensive loss	(11,481)	(11,369)

TOTAL PLPC SHAREHOLDERS’ EQUITY	171,595	170,966

Noncontrolling interest	(386)	(145)

TOTAL SHAREHOLDERS’ EQUITY	171,209	170,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$240,418	$235,372

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three month periods ended March 31
	2010	2009
	(Thousands of dollars, except share and per share data)

Net sales	$68,908	$58,694
Cost of products sold	48,883	40,116

GROSS PROFIT	20,025	18,578

Costs and expenses
Selling	6,502	5,364
General and administrative	9,478	7,052
Research and engineering	2,859	2,061
Other operating (expense) income	(145)	289

	18,694	14,766

OPERATING INCOME	1,331	3,812

Other income (expense)
Interest income	83	125
Interest expense	(170)	(109)
Other income	351	479

	264	495

INCOME BEFORE INCOME TAXES	1,595	4,307

Income taxes	561	1,590

NET INCOME	1,034	2,717

Net (loss) attributable to noncontrolling interest, net of tax	(98)	(5)

NET INCOME ATTRIBUTABLE TO PLPC	$1,132	$2,722

BASIC EARNINGS PER SHARE
Net income attributable to PLPC common shareholders	$0.22	$0.52

DILUTED EARNINGS PER SHARE
Net income attributable to PLPC common shareholders	$0.21	$0.51

Cash dividends declared per share	$0.20	$0.20

Weighted-average number of shares outstanding — basic	5,252	5,225

Weighted-average number of shares outstanding — diluted	5,403	5,305

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Three month periods ended March 31
	2010	2009
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$1,132	$2,717

Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,057	1,704
Provision for accounts receivable allowances	124	106
Provision for inventory reserves	513	703
Deferred income taxes	(334)	392
Share-based compensation expense	606	362
Net investment in life insurance	(13)	320
Other — net	(117)	(83)
Changes in operating assets and liabilities:
Accounts receivable	313	(5,899)
Inventories	(1,674)	717
Trade accounts payables and accrued liabilities	736	2,632
Income taxes payable	(1,348)	256
Other — net	(1,208)	(306)

NET CASH PROVIDED BY OPERATING ACTIVITIES	787	3,621

INVESTING ACTIVITIES
Capital expenditures	(3,774)	(2,200)
Proceeds from the sale of discontinued operations	—	750
Proceeds from the sale of property and equipment	100	25

NET CASH USED IN INVESTING ACTIVITIES	(3,674)	(1,425)

FINANCING ACTIVITIES
Increase in notes payable to banks	655	366
Proceeds from the issuance of long-term debt	5,209	—
Payments of long-term debt	(935)	(135)
Dividends paid	(1,092)	(1,054)
Proceeds from issuance of common shares	77	33
Purchase of common shares for treasury	(23)	(24)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,891	(814)

Effects of exchange rate changes on cash and cash equivalents	(350)	(456)

Net increase in cash and cash equivalents	654	926

Cash and cash equivalents at beginning of year	24,097	19,869

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,751	$20,795

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In thousands, except share and per share data, unless specifically noted
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Preformed Line Products Company and subsidiaries (the “Company” or “PLPC”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.
The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K filed on March 15, 2010 with the Securities and Exchange Commission.
NOTE B — OTHER FINANCIAL STATEMENT INFORMATION
Inventories — net

	March 31	December 31
	2010	2009

Finished products	$27,951	$26,161
Work-in-process	4,913	3,473
Raw materials	33,221	34,788

	66,085	64,422
Excess of current cost over LIFO cost	(4,610)	(4,463)
Noncurrent portion of inventory	(3,182)	(3,923)

	$58,293	$56,036

Noncurrent inventory is included in other assets on the consolidated balance sheets and is principally comprised of raw materials.

Property and equipment — net
Major classes of property and equipment are stated at cost and were as follows:

	March 31	December 31
	2010	2009

Land and improvements	$7,239	$7,188
Buildings and improvements	52,809	51,297
Machinery and equipment	105,988	104,179
Construction in progress	6,001	6,068

	172,037	168,732
Less accumulated depreciation	102,445	100,966

	$69,592	$67,766

Comprehensive income(loss)
The components of comprehensive income (loss) for the three month periods ended March 31 are as follows:

	PLPC		Noncontrolling interest		Total
	Three month period		Three month period		Three month period
	ended March 31		ended March 31		ended March 31
	2010	2009	2010	2009	2010	2009

Net income (loss)	$1,132	$2,722	$(98)	$(5)	$1,034	$2,717
Other comprehensive income (loss), net of tax:
Change in unrealized losses on
available-for-sale securities, net of tax	—	(88)	—	—	—	(88)
Foreign currency translation adjustments	(170)	(3,249)	(16)	(3)	(186)	(3,252)
Recognized net actuarial gain	58	83	—	—	58	83

Total other comprehensive income (loss), net of tax	(112)	(3,254)	(16)	(3)	(128)	(3,257)

Comprehensive income (loss)	$1,020	$(532)	$(114)	$(8)	$906	$(540)

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
NOTE C — PENSION PLANS
PLP-USA hourly employees of the Company who meet specific requirements as to age and service are covered by a defined benefit pension plan. The Company uses a December 31 measurement date for this plan. Net periodic benefit cost for this plan included the following components:

	Three month period ended March 31
	2010	2009
Service cost	$223	$216
Interest cost	322	292
Expected return on plan assets	(240)	(183)
Recognized net actuarial loss	91	132

Net periodic benefit cost	$396	$457

During the three month period ended March 31, 2010, no contributions have been made to the plan. The Company presently anticipates no contributions to fund the plan in 2010.

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
The calculation of basic and diluted earnings per share for the three month periods ended March 31, 2010 and 2009 were as follows:

	For the three month period ended March 31
	2010	2009

Numerator
Net income attributable to PLPC	$1,132	$2,722

Denominator
Determination of shares
Weighted average common shares outstanding	5,252	5,225
Dilutive effect — share-based awards	151	80

Diluted weighted average common shares outstanding	5,403	5,305

Earnings per common share attributable to PLPC shareholders
Basic	$0.22	$0.52

Diluted	$0.21	$0.51

For the three month periods ended March 31, 2010 and 2009, 27,500 and 13,000 stock options were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price, and as such the stock options are anti-dilutive.

NOTE E — GOODWILL AND OTHER INTANGIBLES
The Company’s finite and indefinite-lived intangible assets consist of the following:

	March 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets
Patents	$4,828	$(3,292)	$4,827	$(3,213)
Land use rights	1,365	(58)	1,365	(55)
Trademark	321	(30)	311	—
Customer relationships	5,483	(629)	5,372	(520)

	$11,997	$(4,009)	$11,875	$(3,788)

Indefinite-lived intangible assets
Goodwill	$6,992		$6,925

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
The Company performed its annual impairment test for goodwill as of January 1, 2010, and determined that no adjustment to the carrying value was required. The aggregate amortization expense for other intangibles with finite lives for the three month periods ended March 31, 2010 and 2009 was $.2 million and $.1 million. Amortization expense is estimated to be $.9 million for 2010, and $.7 million for 2011, $.8 million for 2012 and 2013 and $.7 million for 2014.
The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the three month period ended March 31, 2010, are as follows:

	Australia	South Africa	Poland	All Other	Total

Balance at January 1, 2010	$2,243	$52	$1,161	$3,469	$6,925
Currency translation	66	—	1	—	67

Balance at March 31, 2010	$2,309	$52	$1,162	$3,469	$6,992

NOTE F — SHARE-BASED COMPENSATION
The 1999 Stock Option Plan
The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At March 31, 2010 there were no shares remaining to be issued under the Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.
There were no options granted during the three month periods ended March 31, 2010 and 2009.

Activity in the Plan for the three month period ended March 31, 2010 was as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price per	Contractual	Intrinsic
	of Shares	Share	Term (Years)	Value

Outstanding at January 1, 2010	85,502	$33.29
Granted	—	$0.00
Exercised	(4,696)	$15.13
Forfeited	—	$0.00

Outstanding (vested and expected to vest) at March 31, 2010	80,806	$34.34	6.0	$535

Exercisable at March 31, 2010	65,806	$32.02	5.3	$535

The total intrinsic value of stock options exercised during the three month periods ended March 31, 2010 and 2009 was $.1 million and less than $.1 million, respectively. Cash received for the exercise of stock options during 2010 was $.1 million. There were no excess tax benefits from stock based awards for the three month period ended March 31, 2010.
For the three month periods ended March 31, 2010 and 2009, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by less than $.1 million. The total compensation cost related to nonvested awards not yet recognized at March 31, 2010 is expected to be a combined total of $.2 million over a weighted average period of 2.1 years.
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
The restricted shares are offered at no cost to the employees; however, the participant must remain employed with the Company until the restrictions on the restricted shares lapse. The fair value of a restricted share award is based on the market price of a common share on the grant date. The Company currently estimates that no awards will be forfeited. Dividends declared in 2009 and thereafter will be accrued in cash dividends. In 2008, dividends were reinvested in additional restricted shares, and held subject to the same vesting requirements as the underlying restricted shares.

A summary of the restricted share awards for the year ended March 31, 2010 is as follows:

	Restricted Share Awards
	Performance		Total	Weighted Average
	and Service	Service	Restricted	Grant-Date
	Required	Required	Awards	Fair Value
Nonvested as of January 1, 2010	115,346	12,475	127,821	$38.28
Granted	66,973	7,303	74,276	35.75
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested as of March 31, 2010	182,319	19,778	202,097	$37.35

For time-based restricted shares the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying statement of consolidated income. Compensation expense related to the time-based restricted shares for the three month periods ended March 31, 2010 and 2009 was less than $.1 million, respectively. As of March 31, 2010, there was $.5 million of total unrecognized compensation cost related to time-based restricted share awards that is expected to be recognized over the weighted-average remaining period of approximately 1.6 years.
For the performance-based awards, the number of restricted shares in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and sales over a requisite performance period. Depending on the extent to which the performance criterions are satisfied under the LTIP Plan, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the three month periods ended March 31, 2010 and 2009 was $.5 million and $.3 million. As of March 31, 2010, the remaining performance-based restricted share awards compensation expense of $4.4 million is expected to be recognized over a period of approximately 1.2 years.
In the event of a Change in Control, vesting of the restricted shares will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a maximum potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.
To satisfy the vesting of its restricted share awards, the Company has reserved new shares from its authorized but unissued shares. Any additional granted awards will also be issued from the Company’s authorized but unissued shares. Under the LTIP Plan, there are 97,903 common shares currently available for additional restricted share grants.
Share Option Awards
The LTIP plan permits the grant of 100,000 share options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At March 31, 2010 there were 89,000 shares remaining available for issuance under the LTIP Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.
The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.
There were no options granted for the three month periods ended March 31, 2010 and 2009.

Activity in the Company’s plan for the year ended March 31, 2010 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value

Outstanding at January 1, 2010	11,000	$38.76
Granted	—	$0.00
Exercised	—	$0.00
Forfeited	—	$0.00

Outstanding (vested and expected to vest) at March 31, 2010	11,000	$38.76	9.5	$0.00

Exercisable at March 31, 2010	—	$0.00	—	$0.00

There were no stock options exercised under the LTIP Plan during the three month period ended March 31, 2010. There were no excess tax benefits from stock based awards for the three month period ended March 31, 2010.
For the three month periods ended March 31, 2010 and 2009, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by less than $.1 million and zero, respectively. The total compensation cost related to nonvested awards not yet recognized at March 31, 2010 is expected to be a combined total of $.2 million over a weighted average period of approximately 2.6 years.
NOTE G — FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At March 31, 2010, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the three month period ended March 31, 2010. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	March 31, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value

Long-term debt and related current maturities	$9,170	$9,126	$4,617	$4,429

NOTE H — RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board (FASB) updated guidance included in FASB Accounting Standards Codification (ASC) 810-10, related to the consolidation of variable interest entities. This guidance will require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. In addition, this updated guidance amends the quantitative approach for determining the primary beneficiary of a variable interest entity. ASC 810-10 amends certain guidance for determining whether an entity is a variable interest entity and adds additional reconsideration events for determining whether an entity is a variable interest entity. Further, this guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This updated guidance is effective as of the beginning of the first annual reporting period and interim reporting periods that begin after November 15, 2009. This adoption of this guidance did not have an impact on the Company’s consolidated financial statements or disclosures.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820). This Update provides amendments to Subtopic 820-10 and related guidance within U.S. GAAP to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs. The adoption of this new standard was effective January 1, 2010 and it had no impact on the Company’s consolidated financial statements or disclosures.
NOTE I — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the effect the adoption of ASU 2009-13 will have on our financial position, results of operations, cash flows, and related disclosures; however no significant effect is expected.
NOTE J — SEGMENT INFORMATION
The following tables present a summary of the Company’s reportable segments for the three month periods ended March 31, 2010 and 2009. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three month period ended March 31
	2010	2009
Net sales
PLP-USA	$26,481	$28,671
Australia	10,891	5,682
Brazil	8,627	5,192
South Africa	2,811	1,854
Canada	2,588	2,355
Poland	3,313	2,958
All Other	14,197	11,982

Total net sales	$68,908	$58,694

Intersegment sales
PLP-USA	$1,122	$1,530
Australia	51	15
Brazil	870	740
South Africa	108	12
Canada	170	36
Poland	174	438
All Other	4,447	2,459

Total intersegment sales	$6,942	$5,230

	Three month period ended March 31
	2010	2009
Income taxes (benefit)
PLP-USA	$(428)	$921
Australia	255	28
Brazil	248	58
South Africa	188	120
Canada	151	145
Poland	38	106
All Other	109	212

Total income taxes	$561	$1,590

Net income (loss)
PLP-USA	$(1,029)	$1,156
Australia	458	50
Brazil	465	94
South Africa	483	307
Canada	336	322
Poland	132	425
All Other	189	363

Total net income	1,034	2,717
Net loss attributable to noncontrolling interest, net of tax	(98)	(5)

Net income attributable to PLPC	$1,132	$2,722

	March 31	December 31
	2010	2009

Assets
PLP-USA	$68,613	$65,266
Australia	34,882	31,269
Brazil	23,799	25,194
South Africa	8,377	7,081
Canada	8,901	9,006
Poland	14,871	14,777
All Other	80,573	82,330

	240,016	234,923
Corporate assets	402	449

Total assets	$240,418	$235,372

NOTE K — INCOME TAXES
The Company’s effective tax rate was 35% and 37% for the three month periods ended March 31, 2010 and 2009, respectively. The higher effective tax rate for the three month period ended March 31, 2010 compared to the statutory tax rate of 34% is primarily due to losses in foreign jurisdictions providing no current tax benefits, the effect of permanent non-deductible expenses in the U.S., offset by the favorable benefit from foreign earnings in jurisdictions with lower tax rates.
The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. No significant changes were made for the period ended March 31, 2010.

At March 31, 2010, the Company had gross unrecognized tax benefits of approximately $1.3 million. Under the provisions of ASC 740 Income Taxes, the Company may decrease its unrecognized tax benefits by $.1 million within the next twelve months due to the expiration of statutes of limitations. The Company recognized less than $.1 million of a decrease in unrecognized tax benefit for the three month period ended March 31, 2010, primarily due to settlement of unrecognized tax benefits.

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
RECENT DEVELOPMENT
On December 18, 2009, PLPC and Tyco Electronics Group S.A. (Tyco Electronics) completed a Stock and Asset Purchase Agreement, pursuant to which, PLPC acquired from Tyco Electronics its Dulmison business for $16 million and the assumption of certain liabilities.
The acquisition of Dulmison strengthens our position in the power distribution and transmission hardware market and will expand our presence in the Asia-Pacific region. As a result of the acquisition, we added operations in Indonesia and Malaysia and strengthened our existing positions in Australia, Thailand, Mexico and the United States.
Preface
Our net sales for the three month period ended March 31, 2010 increased $10.2 million, or 17%, and gross profit increased $1.4 million, or 8%, compared to the three month period ended March 31, 2009. Our net sales increase was caused by a 43% increase in total foreign net sales partially offset by a 5% decrease in U.S. net sales. Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Of the 17% increase in net sales, 11% was from the favorable effect on the change in the translation rate of local currencies as a result of the U.S. dollar to certain weaker foreign currencies compared to 2009. Excluding the effect of currency translation, gross profit decreased 5% compared to 2009. Excluding the effect of currency translation, costs and expenses increased $2.5 million, or 17%, as foreign costs and expenses increased $1.3 million and U.S. costs and expenses increased $1.2 million. As a result of the preceding, net income decreased $1.7 million compared to 2009.

Despite the current economic conditions, our financial condition remains strong. We continue to generate substantial cash flows from operations, have proactively managed working capital and have controlled capital spending. We currently have a debt to equity ratio of 7% and can borrow needed funds at an affordable interest rate under our credit facility. While current worldwide conditions necessitate that we concentrate our efforts on maintaining our financial strengths, we believe there are many available opportunities for growth. We are pursuing these opportunities as appropriate in the current environment in order to position ourselves for when the economic recovery ultimately happens.
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. (GAAP). Our discussions of the financial results include non-GAAP measures (primarily the impact of foreign currency) to provide additional information concerning our financial results and provide information that is useful to the assessment of our performance and operating trends.
THREE MONTH PERIOD ENDED MARCH 31, 2010 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2009
Net Sales. For the three month period ended March 31, 2010, net sales were $68.9 million, an increase of $10.2 million, or 17%, from the three month period ended March 31, 2009. Excluding the effect of currency translation, net sales increased 6% as summarized in the following table:

	Three month period ended March 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	translation	change
Net sales
PLP-USA	$26,481	$28,671	$(2,190)	$—	$(2,190)	(8)%
Australia	10,891	5,682	5,209	2,900	2,309	41
Brazil	8,627	5,192	3,435	1,879	1,556	30
South Africa	2,811	1,854	957	677	280	15
Canada	2,588	2,355	233	420	(187)	(8)
Poland	3,313	2,958	355	544	(189)	(6)
All Other	14,197	11,982	2,215	489	1,726	14

Consolidated	$68,908	$58,694	$10,214	$6,909	$3,305	6%

The decrease in PLP-USA net sales of $2.2 million, or 8%, was primarily due to a sales volume decrease of $1.2 million and a price/ mix decrease of $1 million due to a decline in the domestic economy. International net sales for the three month period ended March 31, 2010 were favorably affected by $6.9 million when converted to U.S. dollars, as a result of the U.S. dollar compared to certain weaker foreign currencies. The following discussions of international net sales exclude the effect of currency translation. Australia net sales increased $2.3 million, or 41%, as a result of higher sales volume primarily related to the acquisition entered into in December 2009. Brazil net sales increased $1.6 million, or 30%, as a result of higher energy sales volume partially offset by lower telecommunication sales. South Africa net sales increased $.3 million, or 15%, primarily as a result of increased volume in energy sales. Canada net sales decreased $.2 million, or 8%, due to lower sales volume in their markets. Poland net sales decreased $.2 million, or 6%, due primarily to a decrease in sales volume in their domestic markets. All Other net sales increased $1.7 million, or 14%, due to an increase in sales volume coupled with the net sales realized from the acquisition entered into in December 2009 reported in All Other.

Gross profit. Gross profit of $20 million for the three month period ended March 31, 2010 increased $1.4 million, or 8%, compared to the three month period ended March 31, 2009. Excluding the effect of currency translation, gross profit decreased 5% as summarized in the following table:

	Three month period ended March 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	translation	change
Gross profit
PLP-USA	$6,592	$9,320	$(2,728)	$—	$(2,728)	(29)%
Australia	3,677	1,553	2,124	981	1,143	74
Brazil	2,405	1,437	968	521	447	31
South Africa	1,284	743	541	309	232	31
Canada	1,084	967	117	179	(62)	(6)
Poland	910	941	(31)	153	(184)	(20)
All Other	4,073	3,617	456	168	288	8

Consolidated	$20,025	$18,578	$1,447	$2,311	$(864)	(5)%

PLP-USA gross profit of $6.6 million decreased $2.7 million compared to 2009. PLP-USA gross profit decreased $.7 million due primarily to lower sales volume coupled with an increase in material costs. International gross profits for the three month period ended March 31, 2010 were favorably impacted by $2.3 million when local currencies were translated to U.S. dollars compared to 2009. The following discussion of international gross profit excludes the effect of currency translation. The Australia gross profit increase of $1.1 million was the result of $.6 million from higher net sales coupled with an improvement in production margins of $.6 million, partially offset by an increase in material costs. Brazil’s gross profit increase of $.4 million was primarily the result of an increase in higher sales volume. The South Africa gross profit increase of $.2 million was a result of $.1 million from higher sales volume coupled with an improvement in product margins. Canada’s gross profit decrease of less than $.1 million was a result of a decrease in sales volume. Poland’s gross profit decrease of $.2 million was a result of $.1 million from lower net sales coupled with a decrease in production margins. The increase in All Other gross profit improvement of $.3 million was primarily related to our new locations acquired in December 2009 contributing $.4 million of gross profit. The increase in gross profit due to our new locations was partially offset by a $.1 million decrease in gross profit related to our other operations that are included in All Other.
Cost and expenses. Cost and expenses for the three month period ended March 31, 2010 increased $3.9 million, or 27%, compared to the three month period ended March 31, 2009. Excluding the effect of currency translation, cost and expenses increased 17% as summarized in the following table:

	Three month period ended March 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	translation	change
Costs and expenses
PLP-USA	$9,619	$8,632	$987	$—	$987	11%
Australia	2,350	1,233	1,117	582	535	43
Brazil	1,624	1,236	388	395	(7)	(1)
South Africa	516	274	242	97	145	53
Canada	472	393	79	77	2	1
Poland	725	411	314	118	196	48
All Other	3,388	2,587	801	157	644	25

Consolidated	$18,694	$14,766	$3,928	$1,426	$2,502	17%

PLP-USA costs and expenses increased $1 million due to an increase in employee related costs of $.5 million, professional fees of $.1 million, repairs and maintenance costs of $.2 million, integration costs related to our December 2009 acquisition of $.3 million, $.1 million due to less bad debt recoveries, and consulting costs of $.1 million, partially offset by the favorable change in the cash surrender value of life insurance policies of $.3 million. International cost and expenses for the three month period ended March 31, 2010 were unfavorably impacted by $1.4 million when local currencies were translated to U.S. dollars compared to 2009. The following discussions of international costs and expenses exclude the effect of currency translation. Australia costs and expenses increased $.5 million primarily due to an increase in personnel related costs and the addition of new employees related to the December 2009 acquisition. Brazil costs and expenses remained relatively unchanged compared to 2009. South Africa costs and expenses increased $.1 million due to higher personnel related costs and administrative expenses due to an increase in bad debt expense. Canada costs and expenses remained relatively unchanged compared to 2009. Poland costs and expenses increased $.2 million primarily due to an increase in personnel related costs. All Other costs and expenses increased $.6 million primarily due to personnel related costs and the additional costs and expenses related to the locations acquired in December 2009 located in the All Other category. The increase in All Other costs and expenses was partially offset by a $.3 million gain on currency translation when converting balances from foreign currencies into U.S. dollars.
Other income (expense). Other income (expense) for the three month period ended March 31, 2010 of $.3 million decreased $.2 million compared to 2009. Other income (expense) decreased due to a decrease in other income related to our natural gas well located at our corporate headquarters property in Mayfield Village, Ohio, an increase in interest expense at several of our foreign locations, and a net loss related to our Proxisafe Ltd investment entered into in 2009.
Income taxes. Income taxes for the three month period ended March 31, 2010 of $.6 million were $1 million lower compared to 2009. The effective tax rate for the three month period ended March 31, 2010 was 35% compared to 37% in 2009. The effective tax rate for the three month period ended March 31, 2010 is higher than the statutory federal rate of 34% primarily due to losses in foreign jurisdictions providing no current tax benefits, the effect of permanent non-deductible expenses in the U.S., offset by the favorable benefit from foreign earnings in jurisdictions with lower tax rates.
Net income. As a result of the preceding items, net income for the three month period ended March 31, 2010 was $1 million, compared to net income of $2.7 million for the three month period ended March 31, 2009. Excluding the effect of currency translation, net income decreased $2 million as summarized in the following table:

	Three month period ended March 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change
Net income
PLP-USA	$(1,029)	$1,156	$(2,185)	$—	$(2,185)	(189)%
Australia	458	50	408	190	218	436
Brazil	465	94	371	58	313	333
South Africa	483	307	176	112	64	21
Canada	336	322	14	56	(42)	(13)
Poland	132	425	(293)	26	(319)	(75)
All Other	189	363	(174)	(89)	(85)	(23)
Consolidated	$1,034	$2,717	$(1,683)	$353	$(2,036)	(75)%

PLP-USA net income decreased $2.2 million as a result of a $3.4 million decrease in operating income coupled with a decrease in other income (expense) of $.1 million partially offset by a decrease in income taxes of $1.3 million. The following discussion of international net income excludes the effect of currency translation. Australia net income increased $.2 million due primarily to the increase in operating income of $.4 million partially offset by an increase in income taxes of $.2 million. Brazil net income increased $.3 million primarily as a result of the increase in operating income of $.4 million partially offset by an increase in income taxes of $.1 million. South Africa net income increased $.1 million primarily as a result of the increase in operating income. Canada net income decreased less than $.1 million primarily as a result of the decrease in operating income. Poland net income decreased $.3 million as a result of a $.4 million decrease in operating income partially offset by a decrease in income taxes. All Other net income decreased $.1 million primarily as a result of the $.2 million decrease in operating income partially offset by lower income taxes.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2009 and are, therefore, not presented herein.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
Cash increased $.7 million for the three month period ended March 31, 2010. Net cash provided by operating activities was $.7 million primarily because of net income, non-cash adjustments, an increase in trade payables and a decrease in accounts receivable partially offset by an increase in inventories, a decrease in income taxes payable and all other current assets/liabilities. The major investing and financing uses of cash were $3.8 million in capital expenditures, $1.1 million in dividend payments and payment of long term debt of $.9 million offset by cash proceeds of $.1 million related to the sale of property, plant and equipment and net proceeds from debt borrowings of $5.9 million.
Net cash used in investing activities of $3.7 million represents an increase of $2.2 million when compared to the cash used by investing activities in the three month period ended March 31, 2009. During 2009, we received the remaining $.8 million from escrow related to the May 30, 2008 sale of the SMP operations. Capital expenditures increased $1.7 million in the three month period ended March 31, 2010 when compared to 2009 due mostly to our facilities expansion in Mexico and additional machinery investment, primarily at our U.S. locations and Brazilian operations.
Cash provided by financing activities was $3.9 million compared to a use of $.8 million in the three month period ended March 31, 2009. This increase was primarily a result of $4.9 million in net debt borrowings in 2010 compared to $.2 million in net debt borrowings in 2009.
Our current ratio was 3.1 to 1 at March 31, 2010 and 3 to 1 at December 31, 2009. At March 31, 2010, our unused balance under our main credit facility was $24.5 million and our bank debt to equity percentage was 7%. Our main revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth, and profitability. At March 31, 2010, we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash of $24.7 million, together with our untapped borrowing capacity, provides substantial financial resources. If we were to incur significant additional indebtedness, we expect to be able to meet liquidity needs under our credit facilities. We do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB updated guidance included in FASB ASC 810-10, related to the consolidation of variable interest entities. This guidance will require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. In addition, this updated guidance amends the quantitative approach for determining the primary beneficiary of a variable interest entity. ASC 810-10 amends certain guidance for determining whether an entity is a variable interest entity and adds additional reconsideration events for determining whether an entity is a variable interest entity. Further, this guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This updated guidance is effective as of the beginning of the first annual reporting period and interim reporting periods that begin after November 15, 2009. The adoption of this guidance did not have an impact on our consolidated financial statements or disclosures.
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). This Update provides amendments to Subtopic 820-10 and related guidance within U.S. GAAP to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs. We adopted this new standard effective January 1, 2010 and it had no impact on our consolidated financial statements or disclosures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
The Company had no foreign currency forward exchange contracts outstanding at March 31, 2010. The Company does not hold derivatives for trading purposes.
The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $5.5 million at March 31, 2010. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.1 million for the three month period ended March 31, 2010.
The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $3.6 million and on income before tax of $.1 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2010.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2010 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 15, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 15, 2007, the Board of Directors authorized a plan to repurchase up to 200,000 shares of Preformed Line Products Company. The repurchase plan does not have an expiration date. The following table includes repurchases for the three month period ended March 31, 2010.

			Total Number of
	Total		Shares Purchased as	Maximum Number of
	Number of	Average	Part of Publicly	Shares that may yet be
	Shares	Price Paid	Announced Plans or	Purchased under the
Period (2010)	Purchased	per Share	Programs	Plans or Programs

January	—	—	188,748	11,252
February	—	—	188,748	11,252
March	—	—	188,748	11,252

Total	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	(Removed and Reserved)
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

FORWARD LOOKING STATEMENTS
Cautionary Statement for “Safe harbor” Purposes Under The Private Securities Litigation Reform Act of 1995
This Form 10-Q and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements regarding the Company’s and management’s beliefs and expectations. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance (as opposed to historical items) and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the Company’s control. Such uncertainties and factors could cause the Company’s actual results to differ materially from those matters expressed in or implied by such forward-looking statements.
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

•	Changes in significant government regulations affecting environmental compliances;
•	The telecommunication market’s continued deployment of Fiber-to-the-Premises;
•	The Company’s ability to obtain funding for future acquisitions;
•	The potential impact of the depressed housing market on the Company’s ongoing profitability and future growth opportunities;
•	The continued support by Federal, State, Local and Foreign Governments in incentive programs for promoting renewable energy deployment;
•	Those factors described under the heading “Risk Factors” on page 13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 15, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2010	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 6, 2010	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer and Vice President — Finance (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.