Form 10-Q
period 2010-06-30
PREFORMED LINE PRODUCTS CO
filed 2010-08-05
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of August 1, 2010: 5,253,534.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30	December 31
Thousands of dollars, except share and per share data	2010	2009

ASSETS
Cash and cash equivalents	$22,110	$24,097
Accounts receivable, less allowances of $1,157 ($995 in 2009)	51,894	49,245
Inventories — net	57,131	56,036
Deferred income taxes	3,452	3,256
Prepaids	3,705	3,214
Prepaid taxes	3,759	1,049
Other current assets	1,241	2,062

TOTAL CURRENT ASSETS	143,292	138,959

Property and equipment — net	68,304	67,766
Patents and other intangibles — net	7,501	8,087
Goodwill	6,654	6,925
Deferred income taxes	5,038	4,358
Other assets	9,287	9,277

TOTAL ASSETS	$240,076	$235,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$3,268	$3,181
Current portion of long-term debt	1,080	1,330
Trade accounts payable	20,405	18,764
Accrued compensation and amounts withheld from employees	11,167	8,345
Accrued expenses and other liabilities	7,490	8,375
Accrued profit-sharing and other benefits	2,652	3,890
Dividends payable	1,091	1,076
Income taxes payable and deferred income taxes	1,522	1,379

TOTAL CURRENT LIABILITIES	48,675	46,340

Long-term debt, less current portion	3,704	3,099
Unfunded pension obligation	9,202	8,678
Income taxes payable, noncurrent	1,722	1,898
Deferred income taxes	852	1,515
Other noncurrent liabilities	2,924	3,021

SHAREHOLDERS’ EQUITY
PLPC Shareholders’ equity:
Common stock — $2 par value per share, 15,000,000 shares authorized, 5,253,306 and 5,248,298 issued and outstanding, net of 553,747 and 554,059 treasury shares at par, respectively	10,507	10,497
Paid in capital	7,301	5,885
Retained earnings	171,048	165,953
Accumulated other comprehensive loss	(15,591)	(11,369)

TOTAL PLPC SHAREHOLDERS’ EQUITY	173,265	170,966

Noncontrolling interest	(268)	(145)

TOTAL SHAREHOLDERS’ EQUITY	172,997	170,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$240,076	$235,372

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three month periods ended June 30		Six month periods ended June 30
	2010	2009	2010	2009
	(Thousands of dollars, except share and per share data)

Net sales	$82,137	$59,568	$151,045	$118,262
Cost of products sold	54,682	39,718	103,565	79,834

GROSS PROFIT	27,455	19,850	47,480	38,428

Costs and expenses
Selling	7,038	5,526	13,540	10,890
General and administrative	9,666	7,371	19,144	14,423
Research and engineering	2,700	2,159	5,559	4,220
Other operating expense (income)	1,135	(311)	990	(22)

	20,539	14,745	39,233	29,511

OPERATING INCOME	6,916	5,105	8,247	8,917

Other income (expense)
Interest income	94	87	177	212
Interest expense	(126)	(107)	(296)	(216)
Other income	409	178	760	657

	377	158	641	653

INCOME BEFORE INCOME TAXES	7,293	5,263	8,888	9,570

Income taxes	1,197	1,721	1,758	3,311

NET INCOME	6,096	3,542	7,130	6,259

Net (loss) attributable to noncontrolling interest, net of tax	—	(42)	(98)	(47)

NET INCOME ATTRIBUTABLE TO PLPC	$6,096	$3,584	$7,228	$6,306

BASIC EARNINGS PER SHARE
Net income attributable to PLPC common shareholders	$1.16	$0.69	$1.38	$1.21

DILUTED EARNINGS PER SHARE
Net income attributable to PLPC common shareholders	$1.13	$0.68	$1.34	$1.19

Cash dividends declared per share	$0.20	$0.20	$0.40	$0.40

Weighted-average number of shares outstanding — basic	5,253	5,231	5,253	5,228

Weighted-average number of shares outstanding — diluted	5,402	5,311	5,401	5,306

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Six month periods ended June 30
	2010	2009
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$7,130	$6,259

Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,042	3,404
Provision for accounts receivable allowances	277	345
Provision for inventory reserves	737	1,548
Deferred income taxes	(1,164)	95
Share-based compensation expense	1,383	669
Excess tax benefits from share-based awards	—	(75)
Net investment in life insurance	(26)	(33)
Unrealized foreign currency gain on hedge contract	(451)	—
Other — net	(5)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(3,586)	(4,947)
Inventories	(2,113)	431
Trade accounts payables and accrued liabilities	4,446	3,154
Income taxes payable	(627)	517
Other — net	(3,331)	(144)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,712	11,214

INVESTING ACTIVITIES
Capital expenditures	(6,606)	(4,198)
Business acquisitions	—	(433)
Proceeds from the sale of discontinued operations	—	750
Proceeds from the sale of property and equipment	225	89

NET CASH USED IN INVESTING ACTIVITIES	(6,381)	(3,792)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	(3)	818
Proceeds from the issuance of long-term debt	11,946	706
Payments of long-term debt	(11,471)	(250)
Dividends paid	(2,167)	(2,125)
Excess tax benefits from share-based awards	—	75
Proceeds from issuance of common shares	84	188
Purchase of common shares for treasury	(21)	(57)

NET CASH USED IN FINANCING ACTIVITIES	(1,632)	(645)

Effects of exchange rate changes on cash and cash equivalents	(686)	1,055

Net increase (decrease) in cash and cash equivalents	(1,987)	7,832

Cash and cash equivalents at beginning of year	24,097	19,869

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,110	$27,701

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
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.
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
NOTE B — OTHER FINANCIAL STATEMENT INFORMATION
Inventories — net

	June 30	December 31
	2010	2009

Finished products	$27,404	$26,161
Work-in-process	4,365	3,473
Raw materials	33,644	34,788

	65,413	64,422
Excess of current cost over LIFO cost	(5,108)	(4,463)
Noncurrent portion of inventory	(3,174)	(3,923)

	$57,131	$56,036

Noncurrent inventory is included in other assets on the consolidated balance sheets and is principally comprised of raw materials.

Property and equipment — net
Major classes of property and equipment are stated at cost and were as follows:

	June 30	December 31
	2010	2009

Land and improvements	$7,009	$7,188
Buildings and improvements	51,772	51,297
Machinery and equipment	106,566	104,179
Construction in progress	5,734	6,068

	171,081	168,732
Less accumulated depreciation	102,777	100,966

	$68,304	$67,766

Comprehensive income (loss)
The components of comprehensive income (loss) for the three and six month periods ended June 30 are as follows:

	PLPC		Noncontrolling interest		Total
	Three month period		Three month period		Three month period
	ended June 30		ended June 30		ended June 30
	2010	2009	2010	2009	2010	2009

Net income (loss)	$6,096	$3,584	$—	$(42)	$6,096	$3,542
Other comprehensive income, net of tax:
Change in unrealized gains on available-for-sale securities, net of tax	—	88	—	—	—	88
Foreign currency translation adjustments	(4,140)	9,172	41	9	(4,099)	9,181
Recognized net actuarial loss, net of tax	30	84	—	—	30	84

Total other comprehensive income (loss), net of tax	(4,110)	9,344	41	9	(4,069)	9,353

Comprehensive income (loss)	$1,986	$12,928	$41	$(33)	$2,027	$12,895

	PLPC		Noncontrolling interest		Total
	Six month period		Six month period		Six month period
	ended June 30		ended June 30		ended June 30
	2010	2009	2010	2009	2010	2009

Net income (loss)	$7,228	$6,306	$(98)	$(47)	$7,130	$6,259
Other comprehensive income, net of tax:
Change in unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—
Foreign currency translation adjustments	(4,310)	5,923	25	6	(4,285)	5,929
Recognized net actuarial loss, net of tax	88	167	—	—	88	167

Total other comprehensive income (loss), net of tax	(4,222)	6,090	25	6	(4,197)	6,096

Comprehensive income (loss)	$3,006	$12,396	$(73)	$(41)	$2,933	$12,355

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

NOTE C — PENSION PLANS
PLP-USA hourly employees of the Company who meet specific requirements as to age and service are covered by a defined benefit pension plan. The Company uses a December 31 measurement date for this plan. Net periodic benefit cost for this plan included the following components:

	Three month period ended June 30		Six month period ended June 30
	2010	2009	2010	2009
Service cost	$185	$216	$407	$431
Interest cost	276	292	598	584
Expected return on plan assets	(240)	(183)	(480)	(366)
Recognized net actuarial loss	49	132	140	264

Net periodic benefit cost	$269	$457	$665	$913

During the six month period ended June 30, 2010, no contributions have been made to the plan. The Company presently anticipates making no contributions to fund the plan in 2010.
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
The calculation of basic and diluted earnings per share for the three and six month periods ended June 30, 2010 and 2009 were as follows:

	For the three month period ended June 30		For the six month period ended June 30
	2010	2009	2010	2009

Numerator
Net income attributable to PLPC	$6,096	$3,584	$7,228	$6,306

Denominator
Determination of shares
Weighted average common shares outstanding	5,253	5,231	5,253	5,228
Dilutive effect — share-based awards	149	80	148	78

Diluted weighted average common shares outstanding	5,402	5,311	5,401	5,306

Earnings per common share attributable to PLPC shareholders
Basic	$1.16	$0.69	$1.38	$1.21

Diluted	$1.13	$0.68	$1.34	$1.19

For the three and six month periods ended June 30, 2010, 41,500 and 32,500 stock options were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price, and as such the stock options are anti-dilutive. For the three and six month periods ended June 30, 2009, 43,450 and 13,000 stock options were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price, and as such the stock options are anti-dilutive.

NOTE E — GOODWILL AND OTHER INTANGIBLES
The Company’s finite and indefinite-lived intangible assets consist of the following:

	June 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets
Patents	$4,826	$(3,370)	$4,827	$(3,213)
Land use rights	1,227	(62)	1,365	(55)
Trademark	313	(43)	311	—
Customer relationships	5,359	(749)	5,372	(520)

	$11,725	$(4,224)	$11,875	$(3,788)

Indefinite-lived intangible assets

Goodwill	$6,654		$6,925

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
The Company performed its annual impairment test for goodwill as of January 1, 2010, and determined that no adjustment to the carrying value was required. The aggregate amortization expense for other intangibles with finite lives for the three and six month periods ended June 30, 2010 was $.2 million and $.4 million. The aggregate amortization expense for other intangibles with finite lives for the three and six month periods ended June 30, 2009 was $.1 million and $.2 million. Amortization expense is estimated to be $.9 million for 2010, $.7 million for 2011, $.8 million for 2012 and 2013 and $.7 million for 2014.
The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the six month period ended June 30, 2010, are as follows:

	Australia	South Africa	Poland	All Other	Total

Balance at January 1, 2010	$2,243	$52	$1,161	$3,469	$6,925
Currency translation	(92)	(2)	(178)	1	(271)

Balance at June 30, 2010	$2,151	$50	$983	$3,470	$6,654

NOTE F — SHARE-BASED COMPENSATION
The 1999 Stock Option Plan
The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At June 30, 2010 there were no shares remaining to be issued under the Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.
There were no options granted during the six month periods ended June 30, 2010 and 2009.

Activity in the Plan for the six month period ended June 30, 2010 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value

Outstanding at January 1, 2010	85,502	$33.29
Granted	—	$0.00
Exercised	(4,696)	$15.13
Forfeited	—	$0.00

Outstanding (vested and expected to vest) at June 30, 2010	80,806	$34.34	5.8	$226

Exercisable at June 30, 2010	69,056	$32.94	5.1	$226

The total intrinsic value of stock options exercised during the six month periods ended June 30, 2010 and 2009 was $.1 million and $.4 million. Cash received for the exercise of stock options during 2010 was $.1 million. There were no excess tax benefits from stock based awards for the six month period ended June 30, 2010.
For the six month periods ended June 30, 2010 and 2009, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by less than $.1 million for both periods. The total compensation cost related to nonvested awards not yet recognized at June 30, 2010 is expected to be a combined total of $.2 million over a weighted average period of 1.9 years.
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

A summary of the restricted share awards for the six month period ended June 30, 2010 is as follows:

	Restricted Share Awards
	Performance		Total	Weighted Average
	and Service	Service	Restricted	Grant-Date
	Required	Required	Awards	Fair Value
Nonvested as of January 1, 2010	115,346	12,475	127,821	$38.28
Granted	66,973	7,303	74,276	35.75
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested as of June 30, 2010	182,319	19,778	202,097	$37.35

For time-based restricted shares the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying statement of consolidated income. Compensation expense related to the time-based restricted shares for the six month periods ended June 30, 2010 and 2009 was $.1 million. As of June 30, 2010, there was $.5 million of total unrecognized compensation cost related to time-based restricted share awards that is expected to be recognized over the weighted-average remaining period of approximately 1.4 years.
For the performance-based awards, the number of restricted shares in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and sales over a requisite performance period. Depending on the extent to which the performance criterions are satisfied under the LTIP Plan, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the six month periods ended June 30, 2010 and 2009 was $1.1 million and $.5 million, respectively. As of June 30, 2010, the remaining performance-based restricted share awards compensation expense of $3.8 million is expected to be recognized over a period of approximately 1.1 years.
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
Share Option Awards
The LTIP plan permits the grant of 100,000 share options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At June 30, 2010 there were 89,000 shares remaining available for issuance under the LTIP Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.
The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.
There were no options granted for the six month periods ended June 30, 2010 and 2009.

Activity in the Company’s plan for the six month period ended June 30, 2010 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value

Outstanding at January 1, 2010	11,000	$38.76
Granted	—	$0.00
Exercised	—	$0.00
Forfeited	—	$0.00

Outstanding (vested and expected to vest) at June 30, 2010	11,000	$38.76	9.5	$0

Exercisable at June 30, 2010	—	—	—	—

There were no stock options exercised under the LTIP Plan during the six month period ended June 30, 2010. There were no excess tax benefits from stock based awards for the six month period ended June 31, 2010.
For the six month periods ended June 30, 2010 and 2009, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by less than $.1 million and zero, respectively. The total compensation cost related to nonvested awards not yet recognized at June 30, 2010 is expected to be a combined total of $.1 million over a weighted average period of approximately 2.3 years.
NOTE G — FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At June 30, 2010, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the six month period ended June 30, 2010. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	June 30, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value

Long-term debt and related current maturities	$4,724	$4,784	$4,617	$4,429

As a result of being a global company, the Company’s earnings, cash flows and financial position are exposed to foreign currency risk. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency risks. The Company accounts for derivative instruments and hedging activities as either assets or liabilities in the consolidated balance sheet and carry these instruments at fair value. The Company does not enter into any trading or speculative positions with regard to derivative instruments.
During June 2010, the Company entered into a forward foreign exchange contract to reduce its exposure to foreign currency rate changes related to the purchase price of Electropar which closed on July 30, 2010. This contract was effective as a hedge from an economic perspective, but was not designated as a hedge for accounting purposes under ASC 815. The Company entered into this contract with a global financial institution that the Company believes to be creditworthy.
Foreign currency derivative instruments outstanding are not designated as hedges for accounting purposes, the gains and losses related to mark-to-market adjustments were recognized as other income and expense on the statement of consolidated income during the period in which the derivative instruments were outstanding.

As of June 30, 2010, the Company had a forward foreign currency contract with an exercise value of $12.9 million which matured on July 28, 2010 at a forward rate of NZD $1.00=$.6632 USD. The unrealized gain recognized into earnings as a result of revaluing the instrument to fair value on June 30, 2010 was $.5 million which was included in other income (expense) in the statement of consolidated income and other current assets on the consolidated balance sheet. Fair value of $13.3 million was determined using the market approach by references to quoted prices in active markets for similar assets, which is Level 2 as defined in the fair value hierarchy.
The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheets at June 30, 2010 and 2009:

		Asset Derivative
		Fair Value at June 30,
Derivative Not Designated as Hedging Instrument	Balance Sheet Classification	2010	2009

Foreign exchange forward contracts	Other current assets	$451.0	$—
The following table shows the effects of the Company’s derivatives not designated as hedging instruments in the Consolidated Statements of Income:

		Amount of Gain (Loss)
	Location of Gain or (loss)	Recognized in Earnings
	Recognized in Income on	On Derivative at June 30,
Derivative not Desigated as Hedging Instruments	Derivative	2010	2009

Foreign exchange forward contracts	Other income (expense)	$451.0	$—
NOTE H — RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB updated guidance included in FASB ASC 810-10, related to the consolidation of variable interest entities. This guidance will require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. In addition, this updated guidance amends the quantitative approach for determining the primary beneficiary of a variable interest entity. ASC 810-10 amends certain guidance for determining whether an entity is a variable interest entity and adds additional reconsideration events for determining whether an entity is a variable interest entity. Further, this guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This updated guidance is effective as of the beginning of the first annual reporting period and interim reporting periods that begin after November 15, 2009. The adoption of this guidance did not have an impact on the Company’s financial statements or disclosures.
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). This Update provides amendments to Subtopic 820-10 and related guidance within U.S. GAAP to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs. The Company adopted this new standard effective January 1, 2010 and it had no impact on the Company’s financial statements or disclosures.
NOTE I — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the effect the adoption of ASU 2009-13 will have on our financial position, results of operations, cash flows, and related disclosures; however no effect is expected.

ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures — Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-19 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities, were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.
NOTE J — SEGMENT INFORMATION
The following tables present a summary of the Company’s reportable segments for the three and six month periods ended June 30, 2010 and 2009. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three month period ended June 30		Six month period ended June 30
	2010	2009	2010	2009
Net sales
PLP-USA	$30,666	$26,028	$57,147	$54,699
Australia	13,287	6,260	24,178	11,942
Brazil	7,637	5,690	16,264	10,882
South Africa	2,969	2,293	5,780	4,147
Canada	3,026	3,200	5,614	5,555
Poland	4,090	2,737	7,403	5,695
All Other	20,462	13,360	34,659	25,342

Total net sales	$82,137	$59,568	$151,045	$118,262

Intersegment sales
PLP-USA	$2,205	$1,545	$3,327	$3,075
Australia	157	19	208	34
Brazil	212	230	1,082	970
South Africa	122	192	230	204
Canada	224	80	394	116
Poland	137	306	311	744
All Other	6,662	2,771	11,109	5,230

Total intersegment sales	$9,719	$5,143	$16,661	$10,373

	Three month period ended June 30		Six month period ended June 30
	2010	2009	2010	2009
Income taxes (benefit)
PLP-USA	$(40)	$1,218	$(468)	$2,139
Australia	342	21	597	49
Brazil	(323)	31	(75)	89
South Africa	250	116	438	236
Canada	219	277	370	422
Poland	111	32	149	138
All Other	638	26	747	238

Total income taxes	$1,197	$1,721	$1,758	$3,311

Net income
PLP-USA	$1,834	$1,094	$805	$2,250
Australia	560	62	1,018	112
Brazil	702	51	1,167	145
South Africa	642	304	1,125	611
Canada	489	616	825	938
Poland	424	123	556	548
All Other	1,445	1,292	1,634	1,655

Total net income	6,096	3,542	7,130	6,259
Loss attributable to noncontrolling interest, net of tax	—	(42)	(98)	(47)

Net income attributable to PLPC	$6,096	$3,584	$7,228	$6,306

	June 30	December 31
	2010	2009

Assets
PLP-USA	$69,250	$65,266
Australia	34,353	31,269
Brazil	24,608	25,194
South Africa	8,567	7,081
Canada	9,661	9,006
Poland	12,914	14,777
All Other	80,354	82,330

	239,707	234,923
Corporate assets	369	449

Total assets	$240,076	$235,372

NOTE K — INCOME TAXES
The Company’s effective tax rate was 16% and 33% for the three month periods ended June 30, 2010 and 2009, respectively, and 20% and 35% for six month periods ended June 30, 2010 and 2009, respectively. The lower effective tax rate for the three and six month periods ended June 30, 2010 is primarily due to the favorable benefit from foreign earnings in jurisdictions with lower tax rates, a favorable tax incentive for technological innovation, and the decrease of unrecognized tax benefits effectively settled through audits.
The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets will not be realized.
As of June 30, 2010, the Company had gross unrecognized tax positions of approximately $1.1 million. Under the provisions of ASC 740 Income Taxes, the Company may decrease its unrecognized tax benefits by $.1 million within the next twelve months due to the expiration of statues of limitations. The Company recognized less than $.2 million of a decrease in unrecognized tax benefit for the six month period ended June 30, 2010, primarily due to settlement of unrecognized tax benefits.
NOTE L — SUBSEQUENT EVENTS
On July 30, 2010, the Company completed the business combination acquiring all of the outstanding equity of Electropar Limited (Electropar) for NZ$20.5 million or $13.3 million USD in cash and the assumption of certain liabilities, subject to a customary post-closing working capital adjustment. Electropar designs, manufacturers and markets pole line and substation hardware for the global electrical utility industry. Electropar is based out of New Zealand with a subsidiary operation in Australia. The acquisition of Electropar will strengthen the Company’s position in the power distribution, transmission and substation hardware markets and will expand its presence in the Asia-Pacific region.

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
The reportable segments are PLP-USA, Australia, Brazil, South Africa, Canada, Poland, and All Other. Our PLP-USA segment is comprised of our U.S. operations primarily supporting our domestic energy and telecommunications products. The Australia segment is comprised of all of our operations in Australia supporting energy, telecommunications, data communications and solar products. Our South Africa and Brazil segments are comprised of the manufacturing and sales operations from those locations which meet at least one of the criteria of a reportable segment. Our final two segments are Poland and Canada, which are comprised of a manufacturing and sales operation, and have been included as segments to comply with reporting segments for 75% of consolidated sales. Our remaining operations are included in the All Other segment as none of these operations meet, or the future estimated results are not expected to meet the criteria for a reportable segment.
RECENT DEVELOPMENTS
On May 15, 2010, we entered into a definitive agreement with Tony Lachlan Wallace, Grant Lachlan Wallace and Helen Amelia Wallace each of Auckland, New Zealand as trustees of the Wallace Family Trust, Grant Lachlan Wallace, Tony Lachlan Wallace and Alison Kay Wallace each of Auckland, NZ, as trustees of the T&A Wallace Family Trust, and Cameron Wallace Trust (collectively, “Sellers”) for the Sale and Purchase of Shares in Electropar Limited, a New Zealand corporation. Electropar Limited (Electropar) designs, manufactures and markets pole line and substation hardware for the global electrical utility industry. Electropar is based out of New Zealand with a subsidiary operation in Australia. The acquisition of Electropar will strengthen our position in the power distribution, transmission and substation hardware markets and will expand our presence in the Asia-Pacific region.
Pursuant to the Purchase Agreement, PLPC acquired all of the outstanding equity of Electropar for NZ$20.5 million or $13.3 million USD subject to a customary post-closing working capital adjustment. In addition, we may be required to make an additional earn-out consideration payment to the Sellers up to NZ$2 million based on Electropar achieving a financial performance target (Earnings Before Interest, Taxes, Depreciation and Amortization) for the 12 month period following closing. In addition, the Purchase Agreement includes customary representations, warranties, covenants and indemnification provisions. The acquisition of Electropar closed on July 30, 2010.
On December 18, 2009, PLPC and Tyco Electronics Group S.A. (Tyco Electronics) completed a Stock and Asset Purchase Agreement, pursuant to which, PLPC acquired from Tyco Electronics its Dulmison business for $16 million and the assumption of certain liabilities. The acquisition of Dulmison strengthened our position in the power distribution and transmission hardware market and expanded our presence in the Asia-Pacific region. As a result of the acquisition, we added operations in Indonesia and Malaysia and strengthened our existing positions in Australia, Thailand, Mexico and the United States.

Preface
Our net sales for the three month period ended June 30, 2010 increased $22.6 million, or 38%, and gross profit increased $7.6 million, or 38%, compared to the three month period ended June 30, 2009. Our net sales increase was caused by a 49% increase in foreign net sales in addition to a 25% increase in U.S. net sales. Our financial results are subject to fluctuation results in the exchange rates of foreign currencies in relation to the U.S. dollar. Of the 38% increase in net sales, 6% was from the favorable effect on the change in the translation rate of local currencies as a result of the strengthening of the U.S. dollar to certain weaker foreign currencies compared to 2009. Excluding the effect of currency translation, sales and gross profit increased 32% compared to 2009. Excluding the effect of currency translation, costs and expenses increased $5.1 million, or 34%, as foreign costs and expenses increased $2.5 million and U.S. costs and expenses increased $2.6 million. As a result of the preceding, excluding the effect of currency translation, net income increased $2.3 million compared to 2009.
Our net sales for the six month period ended June 30, 2010 increased $32.8 million, or 28%, and gross profit increased $9.1 million, or 24%, compared to the six month period ended June 30, 2009. Our net sales increase was caused by a 64% increase in total foreign net sales coupled with a 9% increase in U.S. net sales. Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Of the 28% increase in net sales, 9% was from the favorable effect on the change in the translation rate of local currencies as a result of the U.S. dollar to certain weaker foreign currencies compared to 2009. Excluding the effect of currency translation, gross profit increased 14% compared to 2009. Excluding the effect of currency translation, cost and expenses increased $7.6 million, or 26%, as U.S. and foreign costs and expenses both increased $3.8 million. As a result of the preceding, excluding the effect of currency translation, net income increased $.3 million compared to 2009.
Despite the recent global economic downturn, we are seeing an improvement in our global marketplace and our financial condition continues to remain strong. We continue to generate cash flows from operations, have proactively managed working capital and have controlled capital spending. We currently have a debt to equity ratio of 5% and can borrow needed funds at an attractive interest rate under our credit facility. While current worldwide conditions necessitate that we concentrate our efforts on maintaining our financial strengths, we believe there are many available opportunities for growth. We are pursuing these opportunities as appropriate in the current environment in order to position ourselves for when the economic recovery ultimately happens.
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. (GAAP) Our discussions of the financial results include non-GAAP measures (primarily the impact of foreign currency) to provide additional information concerning our financial results and provide information that is useful to the assessment of our performance and operating trends.

THREE MONTH PERIOD ENDED JUNE 30, 2010 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2009
The following table sets forth a summary of the Company’s consolidated income statements for the three month period ended June 30, 2010 and June 30, 2009. The Company’s past operating results are not necessarily indicative of future operating results.

	Three month period ended June 30
Thousands of dollars	2010	2009	Change	% Change
Net sales	$82,137	$59,568	$22,569	38%
Cost of products sold	54,682	39,718	14,964	38

Gross profit	27,455	19,850	7,605	38

Gross profit as percentage of net sales	33%	33%

Costs and expenses	20,539	14,745	5,794	39
Costs and expenses as percentage of net sales	25%	25%

Operating income	6,916	5,105	1,811	35

Other income	377	158	219	139

Income before income taxes	7,293	5,263	2,030	39
Income before income taxes as percentage of net sales	9%	9%

Income taxes	1,197	1,721	(524)	(30)

Net income	$6,096	$3,542	$2,554	72%

Net Sales. For the three month period ended June 30, 2010, net sales were $82.1 million, an increase of $22.6 million, or 38%, from the three month period ended June 30, 2009. Excluding the effect of currency translation, net sales increased 32% as summarized in the following table:

	Three month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	tranlation	change
Net sales
PLP-USA	$30,666	$26,028	$4,638	$—	$4,638	18%
Australia	13,287	6,260	7,027	1,933	5,094	81
Brazil	7,637	5,690	1,947	1,043	904	16
South Africa	2,969	2,293	676	329	347	15
Canada	3,026	3,200	(174)	363	(537)	(17)
Poland	4,090	2,737	1,353	201	1,152	42
All Other	20,462	13,360	7,102	(208)	7,310	55

Consolidated	$82,137	$59,568	$22,569	$3,661	$18,908	32%

The increase in PLP-USA net sales of $4.6 million, or 18%, was primarily due to sales volume increases of $2.8 million, sales mix increases of $2.3 million partially offset by lower average sales prices when compared to 2009. International net sales for the three month period ended June 30, 2010, were favorably affected by $3.7 million when converted to U.S. dollars, as a result of the U.S. dollar compared to certain weaker foreign currencies. The following discussions of international net sales exclude the effect of currency translation. Australia net sales increased $5.1 million, or 81%, as a result of higher sales volume of $4 million primarily related to the Dulmison acquisition in December 2009 coupled with a $.6 million increase in sales related to BlueSky, and higher energy sales volume. Brazil net sales increased $.9 million, or 16%, primarily as a result of higher sales volume. South Africa net sales increased $.3 million, or 15%, as a result of increased energy sales. Canada net sales decreased $.5 million, or 17%, due to lower sales volume in their domestic markets primarily due to a one-time sales project in 2009. Poland net sales increased $1.2 million, or 42%, due primarily to an increase in sales volume as a result of an improvement in Poland’s overall economy. All Other net sales increased $7.3 million, or 55%, due to an overall increase in sales volume coupled with an estimated $3.7 million in net sales realized through the acquisition entered into in December 2009 reported in All Other.

Gross profit. Gross profit of $27.5 million for the three month period ended June 30, 2010 increased $7.6 million, or 38%, compared to the three month period ended June 30, 2009. Excluding the effect of currency translation, gross profit increased 32% as summarized in the following table:

	Three month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	translation	change
Gross profit
PLP-USA	$9,729	$8,808	$921	$—	$921	10%
Australia	4,416	1,694	2,722	661	2,061	122
Brazil	2,048	1,302	746	269	477	37
South Africa	1,461	901	560	162	398	44
Canada	1,357	1,435	(78)	161	(239)	(17)
Poland	1,304	800	504	58	446	56
All Other	7,140	4,910	2,230	(38)	2,268	46

Consolidated	$27,455	$19,850	$7,605	$1,273	$6,332	32%

PLP-USA gross profit of $9.7 million increased $.9 million compared to 2009. PLP-USA gross profit increased $1.6 million due to higher sales partially offset by an increase in material costs. International gross profit for the three month period ended June 30, 2010 was favorably impacted by $1.3 million when local currencies were translated to U.S. dollars compared to 2009. The following discussion of international gross profit excludes the effect of currency translation. The Australia gross profit increase of $2.1 million was the result of $1.4 million from higher net sales and a $.8 million improvement in manufacturing efficiencies partially offset by higher material costs. Brazil’s gross profit increase of $.5 million was primarily the result of an increase in sales volume of $.2 million coupled with an improvement in product margins. The South Africa gross profit increase of $.4 million was a result of an increase in overall product margins of $.3 million due primarily to better product mix compared to 2009, coupled with $.1 million from higher net sales. Canada’s gross profit decrease of $.2 million was a result of $.3 million from lower sales volume partially offset by an improvement in product margins. Poland’s gross profit increase of $.4 million was a result of $.5 million from higher sales volume coupled with an improvement in manufacturing efficiencies of $.6 million partially offset by an increase in material costs of $.7 million. The increase in All Other gross profit of $2.3 million was the result of our legacy subsidiaries located in our All Other reportable segment contributed 60% of the gross profit increase and our new locations acquired as part of the Dulmison acquisition in December 2009 contributed the other 40% of the improvement in gross profit. The $1.3 million improvement related in gross profit to our legacy subsidiaries located in our All Other reportable segment increased $1.8 million due to higher net sales coupled with an improvement in manufacturing efficiencies of $.1 million partially offset by an increase in material costs of $.6 million.

Costs and expenses. Costs and expenses for the three month period ended June 30, 2010 increased $5.8 million, or 39%, compared to the three month period ended June 30, 2009. Excluding the effect of currency translation, costs and expenses increased 34% as summarized in the following table:

	Three month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	translation	change
Costs and expenses
PLP-USA	$10,149	$7,753	$2,396	$—	$2,396	31%
Australia	2,525	1,293	1,232	392	840	65
Brazil	1,604	1,217	387	216	171	14
South Africa	481	417	64	51	13	3
Canada	505	388	117	60	57	15
Poland	745	650	95	26	69	11
All Other	4,530	3,027	1,503	(9)	1,512	50

Consolidated	$20,539	$14,745	$5,794	$736	$5,058	34%

PLP-USA costs and expenses increased $2.4 million due primarily to an increase in employee related costs of $.6 million, acquisition related costs of $.4 million, an unfavorable change in the cash surrender value of life insurance policies of $.3 million, a loss on foreign currency translations of $.6 million, consulting costs of $.2 million, commissions of $.1 million and repairs and maintenance of $.1 million. International costs and expenses for the three month period ended June 30, 2010 were unfavorably impacted by $.7 million when local currencies were translated to U.S. dollars compared to 2009. The following discussions of international costs and expenses exclude the effect of currency translation. Australia costs and expenses increased $.8 million primarily due to an increase in personnel related costs and the addition of new employees related to the December 2009 Dulmison acquisition coupled with higher consulting expenses. Brazil costs and expenses increase of $.2 million related to an increase in personnel related costs due to the addition of new employees and a new labor contract coupled with an increase in sales commissions, advertising expenses and lower bad debt expense in 2009 due to the collection on customer accounts previously considered questionable partially offset by lower research and engineering expenses. South Africa costs and expenses remained relatively unchanged compared to 2009. Canada and Poland costs and expenses both increased less than $.1 million primarily due to an increase in personnel related costs. All Other costs and expenses increased $1.5 million primarily due to a $.8 million loss on currency translation when converting balances from foreign currencies into U.S. dollars coupled with additional costs and expenses related to the locations acquired in December 2009 located in the All Other category. The costs and expenses of our legacy locations located in the All Other category remained relatively unchanged.
Other income. Other income for the three month period ended June 30, 2010 of $.4 million was $.2 million higher compared to 2009. Other income primarily increased $.5 million due to an unrealized gain recognized as a result of revaluing our forward foreign exchange contract to fair value at June 30, 2010. This forward foreign exchanged contract was entered into on June 7, 2010 to reduce our exposure to foreign currency rate changes related to the purchase price of Electropar, which closed on July 30, 2010. Also contributing to the increase in Other income was a $.1 million increase related to our natural gas well located at our corporate headquarters property in Mayfield Village, Ohio. Our increase in other income was offset by $.3 million due to an increase in non-operational expenses related to our foreign jurisdictions.
Income taxes. Income taxes for the three month period ended June 30, 2010 of $1.2 million were $.5 million lower than 2009. The effective tax rate for the three month period ended June 30, 2010 was 16% compared to 33% in 2009. The effective tax rate for three month period ended June 30, 2010 is lower than the statutory federal rate of 34% primarily due to increased foreign earnings in jurisdictions with lower tax rates, a favorable tax incentive for technological innovation, and the decrease of unrecognized tax benefits primarily due to settlement of audits.

Net income. As a result of the preceding items, net income for the three month period ended June 30, 2010 was $6.1 million, compared to $3.5 million for the three month period ended June 30, 2009. Excluding the effect of currency translation, net income increased $2.3 million as summarized in the following table:

	Three month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	translation	change
Net income
PLP-USA	$1,834	$1,094	$740	$—	$740	68%
Australia	560	62	498	69	429	692
Brazil	702	51	651	68	583	1,143
South Africa	642	304	338	71	267	88
Canada	489	616	(127)	58	(185)	(30)
Poland	424	123	301	24	277	225
All Other	1,445	1,292	153	(45)	198	15

Consolidated	$6,096	$3,542	$2,554	$245	$2,309	65%

PLP-USA net income increased $.7 million as a result of an increase in other income of $.5 million coupled with a decrease in income taxes of $1.3 million partially offset by a decrease in operating income of $1 million. The following discussion of international net income excludes the effect of currency translation. Australia net income increased $.4 million due primarily to the increase in operating income of $.9 million partially offset by an increase in other income of $.3 million and an increase in income taxes. Brazil net income increased $.6 million primarily as a result of the increase in operating income of $.3 million coupled with a decrease in income taxes due to certain technological tax incentives received. South Africa net income increased $.3 million primarily as a result of the increase in operating income of $.4 million partially offset by an increase in income taxes. Canada net income decreased $.2 million primarily as a result of the decrease in operating income of $.3 million partially offset by a decrease in income taxes. Poland net income increased $.3 million as a result of a $.4 million increase in operating income partially offset by an increase in income taxes. All Other net income increased $.2 million primarily as a result of the $.8 million increase in operating income offset by an increase in income taxes.
SIX MONTH PERIOD ENDED JUNE 30, 2010 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2009
The following table sets forth a summary of the Company’s consolidated income statements for the six month period ended June 30, 2010 and June 30, 2009. The Company’s past operating results are not necessarily indicative of future operating results.

	Six month period ended June 30
Thousands of dollars	2010	2009	Change	% Change
Net sales	$151,045	$118,262	$32,783	28%
Cost of products sold	103,565	79,834	23,731	30

Gross profit	47,480	38,428	9,052	24

Gross profit as percentage of net sales	31%	32%

Costs and expenses	39,233	29,511	9,722	33
Costs and expenses as percentage of net sales	26%	25%

Operating income	8,247	8,917	(670)	(8)

Other income	641	653	(12)	(2)

Income before income taxes	8,888	9,570	(682)	(7)
Income before income taxes as percentage of net sales	6%	8%

Income taxes	1,758	3,311	(1,553)	(47)

Net income	$7,130	$6,259	$871	14%

Net Sales. For the six month period ended June 30, 2010, net sales were $151 million, an increase of $32.8 million, or 28%, compared to the six month period ended June 30, 2009. Excluding the effect of currency translation, net sales increased 19% as summarized in the following table:

	Six month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	tranlation	change
Net sales
PLP-USA	$57,147	$54,699	$2,448	$—	$2,448	4%
Australia	24,178	11,942	12,236	4,828	7,408	62
Brazil	16,264	10,882	5,382	2,944	2,438	22
South Africa	5,780	4,147	1,633	1,007	626	15
Canada	5,614	5,555	59	782	(723)	(13)
Poland	7,403	5,695	1,708	750	958	17
All Other	34,659	25,342	9,317	286	9,031	36

Consolidated	$151,045	$118,262	$32,783	$10,597	$22,186	19%

The increase in PLP-USA net sales of $2.5 million, or 4%, was primarily due to sales volume increases of $1.6 million, sales mix increases of $2.4 million primarily offset by lower average sales prices compared to 2009. International net sales for the six month period ended June 30, 2010 were favorably affected by $10.6 million when converted to U.S. dollars, as a result of the U.S. dollar compared to certain weaker foreign currencies. The following discussions of international net sales exclude the effect of currency translation. Australia net sales increased $7.4 million, or 62%, as a result of higher sales volume of which $6.6 million related to the Dulmison acquisition in December 2009 coupled with an increase in sales related to BlueSky Energy Ltd. Brazil net sales increased $2.4 million, or 22%, as a result of higher energy sales volume in their markets. South Africa net sales increased $.6 million, or 15%, primarily as a result of increased volume in energy sales. Canada net sales decreased $.7 million, or 13%, due to lower sales volume in their markets coupled with a one-time sales project which was recognized in the second quarter 2009. Poland net sales increased $1 million, or 17%, due primarily to an increase in sales volume in the second quarter 2010 in their domestic markets due to an improvement in Poland’s economy. All other net sales increased $9 million, or 36%, due to an increase in sales volume coupled with an estimated $4.8 million in net sales realized through the acquisition entered into in December 2009 reported in All Other.
Gross profit. Gross profit of $47.5 million for the six month period ended June 30, 2010 increased $9.1 million, or 24%, compared to the six month period ended June 30, 2009. Excluding the effect of currency translation, gross profit increased 14% as summarized in the following table:

	Six month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	translation	change
Gross profit
PLP-USA	$16,321	$18,128	$(1,807)	$—	$(1,807)	(10)%
Australia	8,093	3,247	4,846	1,642	3,204	99
Brazil	4,453	2,739	1,714	789	925	34
South Africa	2,745	1,644	1,101	471	630	38
Canada	2,441	2,402	39	340	(301)	(13)
Poland	2,214	1,741	473	211	262	15
All Other	11,213	8,527	2,686	128	2,558	30

Consolidated	$47,480	$38,428	$9,052	$3,581	$5,471	14%

PLP-USA gross profit of $16.3 million decreased $1.8 million compared to 2009. PLP-USA gross profit decreased primarily due to higher material costs. International gross profit for the six month period ended June 30, 2010 were favorably impacted by $3.6 million when local currencies were translated to U.S. dollars compared to 2009. The following discussion of international gross profit excludes the effect of currency translation. The Australia gross profit increase of $3.2 million was the result of $2 million from higher net sales coupled with lower manufacturing labor costs of $1.5 million, partially offset by an increase in material costs. Brazil’s gross profit increase of $.9 million was primarily the result of $.6 million from higher net sales coupled with an improvement in product margins. The South Africa gross profit increase of $.6 million was a result of $.2 million from higher sales volume coupled with an improvement in product margins. Canada’s gross profit decrease of $.3 million was due to a decrease in sales volume. Poland’s gross profit increase of $.3 million was a result of $.3 million from higher sales volume coupled an improvement in manufacturing efficiencies partially offset by a $.2 million increase in material costs. All Other gross profit improved $2.6 million compared to 2009. Approximately half of the improvement in gross profit related to our new locations acquired in December 2009 as part of the Dulmison acquisition. The rest of the improvement in All Other gross profit was due to higher sales volume related to our other operations that are included in All Other.
Costs and expenses. Cost and expenses for the six month period ended June 30, 2010 increased $9 million, or 33%, compared to the six month period ended June 30, 2009. Excluding the effect of currency translation, costs and expenses increased 26% as summarized in the following table:

	Six month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	translation	change
Costs and expenses
PLP-USA	$19,768	$16,385	$3,383	$—	$3,383	21%
Australia	4,875	2,526	2,349	975	1,374	54
Brazil	3,228	2,453	775	611	164	7
South Africa	997	691	306	150	156	23
Canada	977	781	196	137	59	8
Poland	1,470	1,061	409	144	265	25
All Other	7,918	5,614	2,304	151	2,153	38

Consolidated	$39,233	$29,511	$9,722	$2,168	$7,554	26%

PLP-USA costs and expenses increased $3.4 million primarily due to an increase in employee related costs of $1.1 million, business acquisition/integration costs of $.9 million, a foreign currency translation loss of $.5 million, repairs and maintenance of $.3 million, travel expenses of $.1 million, consulting costs of $.1 million, and $.1 million due to less bad debt recoveries. International costs and expenses for the six month period ended June 20, 2010 were unfavorably impacted by $2.2 million when local currencies were translated to U.S. dollars compared to 2009. The following discussions of international costs and expenses exclude the effect of currency translation. Australia costs and expenses increased $1.4 million primarily due to an increase in personnel related costs, the addition of new employees related to the December 2009 Dulmison acquisition and higher IT and consulting expenses. Brazil cost and expenses increased $.2 million primarily due to higher personnel related costs related to additional employees and a new labor contract coupled with an increase in advertising and travel expenses. South Africa cost and expenses increased $.2 million primarily due to higher personnel related costs and administrative expenses due to an increase in bad debt expense coupled with higher building maintenance costs. Canada cost and expenses increased less than $.1 million due to higher personnel related costs coupled with an increase in depreciation expense. Poland cost and expenses increased $.3 million primarily due to higher personnel related costs coupled with higher commission expense. The increase in All Other costs and expenses increased $2.2 million primarily due to the additional new employees from our new locations acquired in December 2009.

Other income. Other income for the six month period ended June 30, 2010 of $.8 million increased $.2 million compared to 2009. As previously noted, Other income increased primarily due to an unrealized gain recognized as a result of revaluing our forward foreign exchange contract to fair value. This forward foreign exchanged contract was entered into on June 7, 2010 to reduce our exposure to foreign currency rate changes related to the purchase price of Electropar, which closed on July 30, 2010. The increase in Other income was partially offset by an increase in interest expense at several of our foreign and domestic locations coupled with a $.3 million increase in non-operational expenses related to our foreign jurisdictions.
Income taxes. Income taxes for the six month period ended June 30, 2010 of $1.8 million was $1.5 million lower than the same period in 2009. The effective tax rate for the six month periods ended June 30, 2010 and 2009 was 20% and 35% respectively. The effective tax rate for the six month period ended June 30, 2010 is lower than the statutory federal rate of 34% and the prior period’s rate of 35% primarily due to increased foreign earnings in jurisdictions with lower tax rates, a favorable tax incentive for technological innovation, and the decrease of unrecognized tax benefits primarily due to settlement of audits.
Net income. As a result of the preceding items, net income for the six month period ended June 30, 2010 was $7.1 million, compared to net income of $6.3 million for the six month period ended June 30, 2009. Excluding the effect of currency translation, net income increased $.3 million as summarized in the following table:

	Six month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	translation	change
Net income
PLP-USA	$805	$2,250	$(1,445)	$—	$(1,445)	(64)%
Australia	1,018	112	906	260	646	577
Brazil	1,167	145	1,022	126	896	618
South Africa	1,125	611	514	184	330	54
Canada	825	938	(113)	114	(227)	(24)
Poland	556	548	8	50	(42)	(8)
All Other	1,634	1,655	(21)	(135)	114	7

Consolidated	$7,130	$6,259	$871	$599	$272	4%

PLP-USA net income decreased $1.4 million as a result of a $4.4 million decrease in operating income partially offset by a decrease in income taxes of $2.6 million and an increase in other income. The following discussion of international net income excludes the effect of currency translation. Australia net income increased $.6 million due primarily to the increase in operating income of $1.3 million partially offset by increases in other income (expense) of $.3 million and income taxes of $.4 million. Brazil net income increased $.9 million primarily as a result of the increase in operating income of $.7 million coupled with a decrease in income taxes of $.2 million. South Africa net income increased $.3 million primarily as a result of the increase in operating income of $.5 million partially offset by an increase in income taxes. Canada net income decreased $.2 million primarily as a result of the decrease in operating income of $.3 million partially offset by a decrease in income taxes. Poland net income remained relatively unchanged compared to 2009. All Other net income increased $.1 million primarily as a result of the $.6 million increase in operating income partially offset by an increase in income taxes.
APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2009 and are, therefore, not presented herein.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
Cash decreased $2 million for the six month period ended June 30, 2010. Net cash provided by operating activities was $6.7 million primarily because of net income, non-cash adjustments, and an increase in trade payables partially offset by an increase in accounts receivables, inventories, income taxes payable and all other current assets/liabilities. The major investing and financing uses of cash were $6.6 million in capital expenditures, $2.2 million in dividend payments and payment of long term debt of $11.5 million offset by cash proceeds of $.2 million related to the sale of property, plant and equipment and proceeds from debt borrowings of $11.9 million.
Net cash used in investing activities of $6.4 million represents an increase of $2.6 million when compared to the cash used by investing activities in the six month period ended June 30, 2009. During 2009, we received the remaining $.8 million from escrow related to the May 30, 2008 sale of the SMP operations and paid an earnout of $.4 million to the sellers of Direct Power and Water Company, originally purchased in March 2007. Capital expenditures increased $2.4 million in the six month period ended June 30, 2010 when compared to 2009 due mostly to our facilities expansion in Mexico, investment in solar panels at our Canadian operation and a software system implementation at our Spanish operation.
Cash used in financing activities of $1.6 million represents an increase of $1 million when compared to the cash used by financing activities in the six month period ended June 30, 2009. This increase was primarily a result of $.5 million in net debt borrowings in 2010 compared to $1.3 million in net debt borrowings in 2009.
Our current ratio was 2.9 to 1 at June 30, 2010 and 3 to 1 at December 31, 2009. At June 30, 2010, our unused balance under our main credit facility was $28.1 million and our bank debt to equity percentage was 5%. Our main revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth, and profitability. At June 30, 2010, we were in compliance with these covenants. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash of $22.1 million, together with our untapped borrowing capacity, provides substantial financial resources. If we were to incur significant additional indebtedness, we expect to be able to meet liquidity needs under our credit facilities. We do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the effect the adoption of ASU 2009-13 will have on our financial position, results of operations, cash flows, and related disclosures; however no effect is expected.

ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures — Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-19 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to us or effect on the financial statements would not have been significant.
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
As of June 30, 2010, the Company had a forward foreign currency contract with an exercise value of $12.9 million maturing July 28, 2010 at a forward rate of NZD $1.00=$.6632 USD. The Company entered into this forward foreign exchange contract to reduce its exposure to foreign currency rate changes related to the purchase price of Electropar which closed on July 30, 2010. The Company does not hold derivatives for trading purposes.
The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $8.1 million at June 30, 2010. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.1 million for the six month period ended June 30, 2010.
The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $3.5 million and on income before tax of $.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2010.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2010 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 15, 2007, the Board of Directors authorized a plan to repurchase up to 200,000 shares of Preformed Line Products Company. The repurchase plan does not have an expiration date. The following table includes repurchases for the three month period ended June 30, 2010.

			Total Number of
	Total		Shares Purchased as	Maximum Number of
	Number of	Average	Part of Publicly	Shares that may yet be
	Shares	Price Paid	Announced Plans or	Purchased under the
Period (2010)	Purchased	per Share	Programs	Plans or Programs

April	—	—	188,748	11,252
May	—	—	188,748	11,252
June	—	—	188,748	11,252

Total	—
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

August 5, 2010	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 5, 2010	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer and Vice President — Finance (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.