Form 10-Q
period 2010-09-30
PREFORMED LINE PRODUCTS CO
filed 2010-11-05
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of November 1, 2010: 5,221,030.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30	December 31
Thousands of dollars, except share and per share data	2010	2009

ASSETS
Cash and cash equivalents	$22,337	$24,097
Accounts receivable, less allowances of $1,280 ($995 in 2009)	63,437	49,245
Inventories — net	67,869	56,036
Deferred income taxes	3,557	3,256
Prepaids	3,477	3,214
Prepaid taxes	3,927	1,049
Other current assets	1,490	2,062

TOTAL CURRENT ASSETS	166,094	138,959

Property and equipment — net	73,228	67,766
Patents and other intangibles — net	12,848	8,087
Goodwill	12,056	6,925
Deferred income taxes	5,661	4,358
Other assets	9,118	9,277

TOTAL ASSETS	$279,005	$235,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$831	$3,181
Current portion of long-term debt	1,253	1,330
Trade accounts payable	24,684	18,764
Accrued compensation and amounts withheld from employees	12,910	8,345
Accrued expenses and other liabilities	10,275	8,375
Accrued profit-sharing and other benefits	3,947	3,890
Dividends payable	1,085	1,076
Income taxes payable and deferred income taxes	3,949	1,379

TOTAL CURRENT LIABILITIES	58,934	46,340

Long-term debt, less current portion	14,456	3,099
Unfunded pension obligation	9,464	8,678
Income taxes payable, noncurrent	1,672	1,898
Deferred income taxes	2,748	1,515
Other noncurrent liabilities	3,061	3,021

SHAREHOLDERS’ EQUITY
PLPC Shareholders’ equity:
Common stock — $2 par value per share, 15,000,000 shares authorized, 5,220,847 and 5,248,298 issued and outstanding, net of 587,286 and 551,059 treasury shares at par, respectively	10,442	10,497
Paid in capital	7,774	5,885
Retained earnings	179,140	165,953
Accumulated other comprehensive loss	(8,051)	(11,369)

TOTAL PLPC SHAREHOLDERS’ EQUITY	189,305	170,966

Noncontrolling interest	(635)	(145)

TOTAL SHAREHOLDERS’ EQUITY	188,670	170,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$279,005	$235,372

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three month periods ended September 30		Nine month periods ended September 30
	2010	2009	2010	2009
	(Thousands, except per share data)

Net sales	$93,942	$69,132	$244,987	$187,394
Cost of products sold	62,271	44,518	165,836	124,352

GROSS PROFIT	31,671	24,614	79,151	63,042

Costs and expenses
Selling	7,678	5,750	21,218	16,640
General and administrative	9,856	8,609	29,000	23,032
Research and engineering	2,915	2,411	8,474	6,631
Other operating expense (income)	(1,735)	(337)	(745)	(359)

	18,714	16,433	57,947	45,944

OPERATING INCOME	12,957	8,181	21,204	17,098

Other income (expense)
Interest income	84	95	261	307
Interest expense	(162)	(153)	(458)	(369)
Other income	1,005	326	1,765	983

	927	268	1,568	921

INCOME BEFORE INCOME TAXES	13,884	8,449	22,772	18,019

Income taxes	4,002	2,190	5,760	5,501

NET INCOME	9,882	6,259	17,012	12,518

Net income (loss) attributable to noncontrolling interest, net of tax	3	(61)	(95)	(108)

NET INCOME ATTRIBUTABLE TO PLPC	$9,879	$6,320	$17,107	$12,626

BASIC EARNINGS PER SHARE
Net income attributable to PLPC common shareholders	$1.89	$1.21	$3.26	$2.41

DILUTED EARNINGS PER SHARE
Net income attributable to PLPC common shareholders	$1.83	$1.19	$3.17	$2.38

Cash dividends declared per share	$0.20	$0.20	$0.60	$0.60

Weighted-average number of shares outstanding — basic	5,238	5,235	5,248	5,231

Weighted-average number of shares outstanding — diluted	5,390	5,316	5,396	5,309

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Nine month periods ended September 30
	2010	2009
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$17,012	$12,518

Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	6,483	5,162
Provision for accounts receivable allowances	568	410
Provision for inventory reserves	905	1,316
Deferred income taxes	(66)	1,683
Share-based compensation expense	2,161	1,425
Excess tax benefits from share-based awards	—	(75)
Net investment in life insurance	(38)	(361)
Other — net	(410)	15
Changes in operating assets and liabilities:
Accounts receivable	(12,305)	(7,171)
Inventories	(5,333)	4,268
Trade accounts payables and accrued liabilities	10,000	3,629
Income taxes payable	(171)	(140)
Other — net	(1,271)	(618)

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,535	22,061

INVESTING ACTIVITIES
Capital expenditures	(9,088)	(6,699)
Business acquisitions, net of cash acquired	(14,343)	(433)
Proceeds from the sale of discontinued operations	—	750
Proceeds from the sale of property and equipment	661	168

NET CASH USED IN INVESTING ACTIVITIES	(22,770)	(6,214)

FINANCING ACTIVITIES
Increase in notes payable to banks	10,200	140
Proceeds from the issuance of long-term debt	172	1,174
Payments of long-term debt	(2,324)	(375)
Dividends paid	(3,259)	(3,198)
Excess tax benefits from share-based awards	—	75
Proceeds from issuance of common shares	89	191
Purchase of common shares for treasury	(1,081)	(165)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,797	(2,158)

Effects of exchange rate changes on cash and cash equivalents	(322)	1,962

Net increase (decrease) in cash and cash equivalents	(1,760)	15,651

Cash and cash equivalents at beginning of year	24,097	19,869

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,337	$35,520

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
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.
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
NOTE B — OTHER FINANCIAL STATEMENT INFORMATION
Inventories — net
Inventories

	September 30	December 31
	2010	2009

Finished products	$34,626	$26,161
Work-in-process	4,810	3,473
Raw materials	37,418	34,788

	76,854	64,422
Excess of current cost over LIFO cost	(5,330)	(4,463)
Noncurrent portion of inventory	(3,655)	(3,923)

	$67,869	$56,036

Noncurrent inventory is included in other assets on the consolidated balance sheets and is principally comprised of raw materials.

Property and equipment — net
Major classes of property and equipment are stated at cost and were as follows:

	September 30	December 31
	2010	2009

Land and improvements	$7,387	$7,188
Buildings and improvements	53,949	51,297
Machinery and equipment	114,413	104,179
Construction in progress	4,649	6,068

	180,398	168,732
Less accumulated depreciation	107,170	100,966

	$73,228	$67,766

Comprehensive income (loss)
The components of comprehensive income (loss) for the three and nine month periods ended September 30 are as follows:

	PLPC		Noncontrolling interest		Total
	Three month period		Three month period		Three month period
	ended September 30		ended September 30		ended September 30
	2010	2009	2010	2009	2010	2009

Net income (loss)	$9,879	$6,320	$3	$(61)	$9,882	$6,259
Other comprehensive income:
Foreign currency translation adjustments	7,496	4,773	(77)	(2)	7,419	4,771
Recognized net actuarial loss, net of tax	44	99	—	—	44	99

Total other comprehensive income	7,540	4,872	(77)	(2)	7,463	4,870

Comprehensive income (loss)	$17,419	$11,192	$(74)	$(63)	$17,345	$11,129

	PLPC		Noncontrolling interest		Total
	Nine month period		Nine month period		Nine month period
	ended September 30		ended September 30		ended September 30
	2010	2009	2010	2009	2010	2009

Net income (loss)	$17,107	$12,626	$(95)	$(108)	$17,012	$12,518
Other comprehensive income:
Foreign currency translation adjustments	3,186	10,696	(52)	4	3,134	10,700
Recognized net actuarial loss, net of tax	132	266	—	—	132	266

Total other comprehensive income	3,318	10,962	(52)	4	3,266	10,966

Comprehensive income (loss)	$20,425	$23,588	$(147)	$(104)	$20,278	$23,484

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

NOTE C — PENSION PLANS
PLP-USA hourly employees of the Company who meet specific requirements as to age and service are covered by a defined benefit pension plan. The Company uses a December 31 measurement date for this plan. Net periodic benefit cost for this plan included the following components:

	Three month period ended September 30		Nine month period ended September 30
	2010	2009	2010	2009
Service cost	$203	$250	$610	$681
Interest cost	298	312	896	896
Expected return on plan assets	(240)	(203)	(720)	(569)
Recognized net actuarial loss	70	158	210	422

Net periodic benefit cost	$331	$517	$996	$1,430

During the nine month period ended September 30, 2010, no contributions have been made to the plan. The Company presently anticipates making no contributions to fund the plan in 2010.
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
The calculation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2010 and 2009 were as follows:

	For the three month period ended September 30		For the nine month period ended September 30
	2010	2009	2010	2009

Numerator
Amount attributable to PLPC shareholders
Net income attributable to PLPC	$9,879	$6,320	$17,107	$12,626

Denominator
Determination of shares
Weighted average common shares outstanding	5,238	5,235	5,248	5,231
Dilutive effect — share-based awards	152	81	148	78

Diluted weighted average common shares outstanding	5,390	5,316	5,396	5,309

Earnings per common share attributable to PLPC shareholders
Basic	$1.89	$1.21	$3.26	$2.41

Diluted	$1.83	$1.19	$3.17	$2.38

For the three and nine month periods ended September 30, 2010, 41,500 and 32,500 stock options were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price, and as such the stock options are anti-dilutive. For the three and nine month periods ended September 30, 2009, 13,000 stock options were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price, and as such the stock options are anti-dilutive.

NOTE E — GOODWILL AND OTHER INTANGIBLES
The Company’s finite and indefinite-lived intangible assets consist of the following:

	September 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets
Patents	$4,828	$(3,447)	$4,827	$(3,213)
Land use rights	1,363	(73)	1,365	(55)
Tradename	937	(107)	311	—
Customer backlog	480	(251)	—	—
Technology	1,712	(15)	—	—
Customer relationships	8,309	(888)	5,372	(520)

	$17,629	$(4,781)	$11,875	$(3,788)

Indefinite-lived intangible assets
Goodwill	$12,056		$6,925

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
The Company performed its annual impairment test for goodwill as of January 1, 2010, and determined that no adjustment to the carrying value was required. The additions of tradename, customer backlog, technology and customer relationships were related to the acquisition of Electropar Limited (Electropar) (see Note L — Business Combinations for further details). The aggregate amortization expense for other intangibles with finite lives for the three and nine month periods ended September 30, 2010 was $.5 million and $1 million, respectively. The aggregate amortization expense for other intangibles with finite lives for the three and nine month periods ended September 30, 2009 was $.1 million and $.4 million, respectively. Amortization expense is estimated to be $1.4 million for 2010, $1.2 million for 2011, $1.1 million for 2012 and 2013 and $1 million for 2014. The weighted average remaining amortization period is approximately 19.4 years.
The Company’s only intangible asset with an indefinite life is goodwill. The addition to goodwill is related to the acquisition of Electropar (see Note L — Business Combinations for further details). The changes in the carrying amount of goodwill, by segment, for the nine month period ended September 30, 2010, are as follows:

	Australia	South Africa	Poland	All Other	Total

Balance at January 1, 2010	$2,243	$52	$1,161	$3,469	$6,925
Additions	—	—	—	4,843	4,843
Currency translation	193	3	(14)	106	288

Balance at September 30, 2010	$2,436	$55	$1,147	$8,418	$12,056

NOTE F — SHARE-BASED COMPENSATION
The 1999 Stock Option Plan
The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At September 30, 2010 there were no shares remaining to be issued under the Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

There were no options granted during the nine month periods ended September 30, 2010 and 2009.
Activity in the Plan for the nine month period ended September 30, 2010 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Shares	per Share	Term (Years)	Value

Outstanding at January 1, 2010	85,502	$33.29
Granted	—	—
Exercised	(4,696)	$15.13
Forfeited	—	—

Outstanding (vested and expected to vest) at September 30, 2010	80,806	$34.34	5.5	$402

Exercisable at September 30, 2010	69,056	$32.94	4.9	$402

The total intrinsic value of stock options exercised during the nine month periods ended September 30, 2010 and 2009 was $.1 million and $.4 million. Cash received for the exercise of stock options during 2010 was $.1 million. There were no excess tax benefits from stock based awards for the nine month period ended September 30, 2010.
For the three and nine month periods ended September 30, 2010 and 2009, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by less than $.1 million for all periods. The total compensation cost related to nonvested awards not yet recognized at September 30, 2010 is expected to be a combined total of $.1 million over a weighted average period of 1.7 years.
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

A summary of the restricted share awards for the nine month period ended September 30, 2010 is as follows:

	Restricted Share Awards
	Performance		Total	Weighted Average
	and Service	Service	Restricted	Grant-Date
	Required	Required	Awards	Fair Value
Nonvested as of January 1, 2010	115,346	12,475	127,821	$38.28
Granted	66,973	7,303	74,276	35.75
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested as of September 30, 2010	182,319	19,778	202,097	$37.35

For time-based restricted shares the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in general and administrative expense in the accompanying statement of consolidated income. Compensation expense related to the time-based restricted shares for the three month periods ended September 30, 2010 and 2009 was $.1 million and less than $.1 million, respectively. Compensation expense related to the time-based restricted shares for the nine month periods ended September 30, 2010 and 2009 was $.2 million and $.1 million, respectively. As of September 30, 2010, there was $.4 million of total unrecognized compensation cost related to time-based restricted share awards that is expected to be recognized over the weighted-average remaining period of approximately 1.25 years.
For the performance-based awards, the number of restricted shares in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and sales over a requisite performance period. Depending on the extent to which the performance criterions are satisfied under the LTIP Plan, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the three month periods ended September 30, 2010 and 2009 was $.6 million and $.7 million, respectively. Performance-based compensation expense for the nine month periods ended September 30, 2010 and 2009 was $1.8 million and $1.1 million, respectively. As of September 30, 2010, the remaining performance-based restricted share awards compensation expense of $3.1 million is expected to be recognized over a period of approximately .8 years.
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
Share Option Awards
The LTIP plan permits the grant of 100,000 share options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At September 30, 2010 there were 89,000 shares remaining available for issuance as options under the LTIP Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.
The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.
There were no options granted for the nine month periods ended September 30, 2010 and 2009. Outstanding shares at January 1, 2010 and September 30, 2010 were 11,000 with a weighted average exercise price per share of $38.76. As of September 30, 2010 the weighted average remaining contractual term was 9.3 years and aggregate intrinsic value was zero. There were no exercisable shares at September 30, 2010.

There were no share options exercised under the LTIP Plan during the nine month period ended September 30, 2010. There were no excess tax benefits from stock based awards for the nine month period ended September 30, 2010.
For the three month periods ended September 30, 2010 and 2009, the Company recorded compensation expense related to the share options currently vesting, reducing income before taxes and net income by less than $.1 million and zero, respectively. For the nine month periods ended September 30, 2010 and 2009, the Company recorded compensation expense related to the share options currently vesting, reducing income before taxes and net income by less than $.1 million and zero, respectively. The total compensation cost related to nonvested awards not yet recognized at September 30, 2010 is expected to be $.1 million over a weighted average period of approximately 2.1 years.
NOTE G — FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At September 30, 2010, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the nine month period ended September 30, 2010. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	September 30, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value

Long-term debt and related current maturities	$15,329	$15,709	$4,617	$4,429

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
During June 2010, the Company entered into a forward foreign exchange contract to reduce its exposure to foreign currency rate changes related to the purchase price of Electropar which closed on July 31, 2010. The forward foreign currency contract had an exercise value of $12.9 million which matured on July 28, 2010. The realized gain recognized at maturity was $1.2 million, which the Company has recorded in the other income (expense) line on the statement of consolidated income.
As part of the Purchase Agreement to acquire Electropar, the Company may be required to make an additional earn-out consideration payment up to NZ$2 million or $1.5 million US dollar based on Electropar achieving a financial performance target (Earnings Before Interest, Taxes, Depreciation and Amortization) over the next 12 months commencing after the acquisition date. The fair value of the contingent consideration arrangement is determined by estimating the expected (probability-weighted) earn-out payment discounted to present value and is considered a level three input. Based upon the initial evaluation of the range of outcomes for this contingent consideration, the Company has accrued $.4 million for the additional earn-out consideration payment as of the acquisition date in the Accrued expenses and other liabilities line on the consolidated balance sheet, and as part of the purchase price. Since the acquisition date, the range of outcomes and the assumptions used to develop the estimates of the accrual have not changed, and the amount accrued in the consolidated balance sheet has immaterially increased due to an increase in the net present value of the liability due to the passage of time.

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
NOTE I — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.
The Company considers the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or have minimal impact on our consolidated financial position and results of operations.
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

NOTE J — SEGMENT INFORMATION
The following tables present a summary of the Company’s reportable segments for the three and nine month periods ended September 30, 2010 and 2009. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three month period ended September 30		Nine month period ended September 30
	2010	2009	2010	2009
Net sales
PLP-USA	$31,656	$27,007	$88,803	$81,706
Australia	13,659	7,207	37,837	19,149
Brazil	10,942	9,132	27,206	20,014
South Africa	3,107	3,284	8,887	7,431
Canada	3,282	2,885	8,896	8,440
Poland	3,975	3,053	11,378	8,748
All Other	27,321	16,564	61,980	41,906

Total net sales	$93,942	$69,132	$244,987	$187,394

Intersegment sales
PLP-USA	$2,605	$1,504	$5,932	$4,579
Australia	49	19	257	53
Brazil	508	804	1,590	1,774
South Africa	43	191	273	395
Canada	187	97	581	213
Poland	160	182	471	926
All Other	6,749	2,824	17,858	8,054

Total intersegment sales	$10,301	$5,621	$26,962	$15,994

Income taxes
PLP-USA	$1,800	$589	$1,332	$2,728
Australia	334	56	931	105
Brazil	383	477	308	566
South Africa	302	215	740	451
Canada	299	238	669	660
Poland	51	62	200	200
All Other	833	553	1,580	791

Total income taxes	$4,002	$2,190	$5,760	$5,501

Net income
PLP-USA	$2,961	$2,557	$3,766	$4,807
Australia	933	136	1,951	248
Brazil	662	764	1,829	909
South Africa	399	153	1,524	764
Canada	672	526	1,497	1,464
Poland	173	183	729	731
All Other	4,082	1,940	5,716	3,595

Total net income	9,882	6,259	17,012	12,518
Income (loss) attributable to noncontrolling interest, net of tax	3	(61)	(95)	(108)

Net income attributable to PLPC	$9,879	$6,320	$17,107	$12,626

	September 30	December 31
	2010	2009

Assets
PLP-USA	$70,153	$65,266
Australia	40,398	31,269
Brazil	28,601	25,194
South Africa	9,023	7,081
Canada	10,390	9,006
Poland	14,819	14,777
All Other	105,247	82,330

	278,631	234,923
Corporate assets	374	449

Total assets	$279,005	$235,372

NOTE K — INCOME TAXES
The Company’s effective tax rate was 29% and 26% for the three month periods ended September 30, 2010 and 2009, respectively, and 25% and 31% for the nine month periods ended September 30, 2010 and 2009, respectively. The lower effective tax rate for the three month period ended September 30, 2010 compared to the statutory tax rate of 34% is primarily due to the favorable benefit from foreign earnings in jurisdictions with lower tax rates than the U.S. statutory tax rate and the recognition of previously unrecognized tax benefits resulting from expiration of statutes of limitations. The effective tax rate for the nine month period ended September 30, 2010 is lower than the statutory federal rate of 34% primarily due to the favorable benefit from foreign earnings in jurisdictions with lower tax rates than the U.S. statutory tax rate, a favorable foreign tax incentive for technological innovation, and the decrease of unrecognized tax benefits primarily due to settlements with tax authorities.
The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. The Company reversed $.4 million of valuation allowance related to foreign tax credit carryforwards as it is expected to be more likely than not that they will be realized.
As of September 30, 2010, the Company had gross unrecognized tax benefits of approximately $1.1 million. Under the provisions of ASC 740 Income Taxes, the Company recognized previously unrecognized tax benefits of $.1 million primarily due to the expiration of statutes of limitations. The Company recognized less than $.1 million of additional unrecognized tax benefit for the three month period ended September 30, 2010.
NOTE L — BUSINESS ACQUISITION
On May 15, 2010, the Company purchased Electropar Limited, a New Zealand corporation. Electropar designs, manufactures and markets pole line and substation hardware for the global electrical utility industry. Electropar is based in New Zealand with a subsidiary operation in Australia. The Company believes the acquisition of Electropar will strengthen its position in the power distribution, transmission and substation hardware markets and will expand its presence in the Asia-Pacific region.
The acquisition of Electropar closed on July 31, 2010. Pursuant to the Purchase Agreement, the Company acquired all of the outstanding equity of Electropar for NZ$20.3 million or $14.8 million U.S. dollars, net of a customary post-closing working capital adjustment of $.2 million. In addition, the Company may be required to make an additional earn-out consideration payment up to NZ$2 million or $1.5 million U.S. dollars based on Electropar achieving a financial performance target (Earnings Before Interest, Taxes, Depreciation and Amortization) over the next 12 months commencing after the acquisition date. The fair value of the contingent consideration arrangement is determined by estimating the expected (probability-weighted) earn-out payment discounted to present value. Based upon the initial evaluation of the range of outcomes for this contingent consideration, the Company has accrued $.4 million for the additional earn-out consideration payment as of the acquisition date in the Accrued expenses and other liabilities line on the consolidated balance sheet, and as part of the purchase price. Since the acquisition date, the range of outcomes and the assumptions used to develop the estimates of the accrual have not changed, and the amount accrued in the consolidated balance sheet has immaterially increased due to an increase in the net present value of the liability due to the passage of time. In addition, the Purchase Agreement includes customary representations, warranties, covenants and indemnification provisions.

The acquisition was accounted for as a business purchase pursuant to ASC 805, Business Combinations (ASC 805). As required by ASC 805-20, the Company allocated the purchase price to assets and liabilities based on their estimated value at the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed on July 31, 2010 related to the acquisition of Electropar:

July 31, 2010
Cash and cash equivalents	$431
Tangible and other assets	8,764
Amortizable intangible assets:
Customer relationships	2,617
Trade name	602
Technology	1,682
Backlog	471
Goodwill	4,843

Total assets acquired	19,410

Liabilities assumed	(4,659)

Total	$14,751

The amortizable intangible assets include customer relationships, trade names and technology having useful lives of 15 years, 10 years, and 20 years, respectively and will be amortized over the straight-line method. The customer backlog has a useful life of nine months and will be amortized based on its contribution to earnings. The aggregate amortization expense for these intangible assets since the acquisition date was $.3 million.
Approximately $4.8 million has been allocated to goodwill, representing the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill for Electropar, which is not deductible for tax purposes, resulted primarily from the expected synergies, and the Company’s expectations that it will expand many of its products into the New Zealand market.
Operating results of the acquired business have been included in the Company’s statements of consolidated income from the acquisition date forward. From the acquisition date through September 30, 2010, operating results were net sales of $3.1 million and net loss of $.1 million. The net loss is primarily attributable to writing up finished goods at the acquisition date to fair market value and thus recognizing minimal profit upon sale.
Acquisition related costs related to Electropar were $.4 million for the nine month period ended September 30, 2010. These costs were for legal, accounting, valuation, other professional services, and travel related costs. These costs were included in General and administrative costs in the Company’s statement of consolidated income.
Electropar will be reported as part of the Company’s All Other segment.
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
The reportable segments are PLP-USA, Australia, Brazil, South Africa, Canada, Poland, and All Other. Our PLP-USA segment is comprised of our U.S. operations primarily supporting our domestic energy and telecommunications products. The Australia segment is comprised of all of our operations in Australia supporting energy, telecommunications, data communications and solar products. Our Brazil segment is comprised of the manufacturing and sales operation from that location which met at least one of the criteria of a reportable segment. Our final three segments are South Africa, Poland and Canada, which are comprised of a manufacturing and sales operation, and have been included as segments to comply with reporting segments for 75% of consolidated sales. Our remaining operations, Mexico, Great Britain, Spain, China, Asia, DPW, Netherlands, and New Zealand are included in the All Other segment as none of these operations meet, or the future estimated results are not expected to meet the criteria for a reportable segment.

RECENT DEVELOPMENTS / ACQUISITIONS
On May 15, 2010, we purchased Electropar Limited, a New Zealand corporation.
Electropar Limited (Electropar) designs, manufactures and markets pole line and substation hardware for the global electrical utility industry. Electropar is based in New Zealand with a subsidiary operation in Australia. We believe that the acquisition of Electropar will strengthen our position in the power distribution, transmission and substation hardware markets and will expand our presence in the Asia-Pacific region.
The acquisition of Electropar closed on July 31, 2010. Pursuant to the Purchase Agreement, PLPC acquired all of the outstanding equity of Electropar for NZ$20.3 million or $14.8 million U.S. dollars$, net of a customary post-closing working capital adjustment of $.2 million. The Purchase Agreement includes customary representations, warranties, covenants and indemnification provisions. In addition, we may be required to make an additional earn-out consideration payment up to NZ$2 million or $1.5 million U.S. dollars$ based on Electropar achieving a financial performance target (Earnings Before Interest, Taxes, Depreciation and Amortization) over the next 12 months commencing after the acquisition date. The fair value of the contingent consideration arrangement is determined by estimating the expected (probability-weighted) earn-out payment discounted to present value. Based upon our initial evaluation of the range of outcomes for this contingent consideration, we have accrued $.4 million for the additional earn-out consideration payment as of the acquisition date, and as part of the purchase price.
On December 18, 2009, PLPC and Tyco Electronics Group S.A. (Tyco Electronics) completed a Stock and Asset Purchase Agreement, pursuant to which, we acquired from Tyco Electronics its Dulmison business for $16 million and the assumption of certain liabilities. The acquisition of Dulmison strengthened our position in the power distribution and transmission hardware market and expanded our presence in the Asia-Pacific region. As a result of the acquisition, we added operations in Indonesia and Malaysia and strengthened our existing positions in Australia, Thailand, Mexico and the United States.
We apply the purchase method of accounting to our acquisitions pursuant to ASC 805, Business Combinations. Under this method, we allocate the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, commonly referred to as the purchase price allocation. As part of the purchase price allocations for our business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented, or exchanged. The purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with any excess recorded as goodwill. We determine the fair values of such assets and liabilities, generally in consultation with third-party valuation advisors. Such fair value assessments require significant judgments and estimates such as projected cash flows, discount rates, royalty rates and remaining useful lives that can differ materially from actual results.
The current accounting standards require us to record inventories at their respective fair values as of the acquisition date. To estimate the fair values of inventories acquired, we estimated the approximate selling price of these inventories and then subtracted the necessary expenses to sell and support the sale of these inventories. Specifically, the estimated selling price of the inventory was estimated by “grossing up” the inventories book values by an expected gross profit margin. We then only subtract certain operating expenses that would be incurred to dispose of the inventory items.
The current accounting standards, as previously noted, requires us to report the fair values of acquired tangible and intangible assets at the acquisition date fair value. In relation to our two most recent acquisition previously noted, inventories were written up $1.6 million and the acquired intangible assets (consisting of customer relationships, trade names, technology, and customer backlog) were initially valued at $10 million. As of the nine months ended September 30, 2010, our operating income of $21.2 million was decreased by $1 million for the sales of inventories that have been marked-up to fair value coupled with $.6 million of intangible amortization expense. The fourth quarter 2010’s operating results will be impacted by an estimated $.6 million related to sales of inventories that have been marked up to fair value and intangible amortization expense. Also, our 2011 operating results will be impacted by more than $1 million as the result of writing off the fair value mark-up of inventories and intangible amortization expense.

Operating results were also impacted by acquisition related costs of $.4 million for the nine month period ended September 30, 2010. These costs were for legal, accounting, valuation, other professional services and travel related costs. These costs were included in general and administrative costs in our statement of consolidated income.
Preface
Our net sales for the three month period ended September 30, 2010 increased $24.8 million, or 36%, and gross profit increased $7.1 million, or 29%, compared to the three month period ended September 30, 2009. Our net sales increase was caused by a 44% increase in foreign net sales in addition to a 26% increase in U.S. net sales. Our financial results are subject to fluctuation results in the exchange rates of foreign currencies in relation to the U.S. dollar. Of the 36% increase in net sales, 3% was from the favorable effect on the change in the translation rate of local currencies as a result of the strengthening of the U.S. dollar to certain foreign currencies compared to 2009. Excluding the effect of currency translation, costs and expenses increased $2.2 million, or 13%, as foreign costs and expenses contributed 8% of the increase and U.S. costs and expenses contributed the other 5%. As a result of the preceding, excluding the effect of currency translation, net income increased $3.3 million compared to 2009.
Our net sales for the nine month period ended September 30, 2010 increased $57.6 million, or 31%, and gross profit increased $16.1 million, or 26%, compared to the nine month period ended September 30, 2009. Our net sales increase was caused by a 45% increase in total foreign net sales coupled with a 15% increase in U.S. net sales. Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Of the 31% increase in net sales, 7% was from the favorable effect on the change in the translation rate of local currencies as a result of the strengthening of the U.S. dollar to certain foreign currencies compared to 2009. Excluding the effect of currency translation, gross profit increased 19% compared to 2009. Excluding the effect of currency translation, cost and expenses increased $9.6 million, or 21%, as U.S. and foreign costs and expenses increased 10% and 11%, respectively. As a result of the preceding, excluding the effect of currency translation, net income increased $3.7 million compared to 2009.
Despite the depressed global economic environment, we are seeing an improvement in our global marketplace and our financial condition continues to remain strong. We continue to generate cash flows from operations, have proactively managed working capital and have controlled capital spending. We currently have a debt to equity ratio of 9% and can borrow needed funds at an attractive interest rate under our credit facility. While current worldwide conditions necessitate that we concentrate our efforts on maintaining our financial strength, we believe there are many available opportunities for growth. We will pursue these opportunities as appropriate in the current environment in order to improve our competitive position in the future.
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

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009
The following table sets forth a summary of the Company’s consolidated income statements for the three month period ended September 30, 2010 and September 30, 2009. The Company’s past operating results are not necessarily indicative of future operating results.

	Three month period ended September 30,
Thousands of dollars	2010	2009	Change	% Change
Net sales	$93,942	$69,132	$24,810	36%
Cost of products sold	62,271	44,518	17,753	40%

Gross profit	31,671	24,614	7,057	29%

Gross profit as percentage of net sales	34%	36%

Costs and expenses	18,714	16,433	2,281	14%
Costs and expenses as percentage of net sales	20%	24%

Operating income	12,957	8,181	4,776	58%

Other income (expense)	927	268	659	246%

Income before income taxes	13,884	8,449	5,435	64%
Income before income taxes as percentage of net sales	15%	12%

Income taxes	4,002	2,190	1,812	83%

Net income	$9,882	$6,259	$3,623	58%

Net Sales. For the three month period ended September 30, 2010, net sales were $93.9 million, an increase of $24.8 million, or 36%, from the three month period ended September 30, 2009. Excluding the effect of currency translation, net sales increased 33% as summarized in the following table:

	Three month period ended September 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	tranlation	change
Net sales
PLP-USA	$31,656	$27,007	$4,649	$—	$4,649	17%
Australia	13,659	7,207	6,452	1,060	5,392	75
Brazil	10,942	9,132	1,810	778	1,032	11
South Africa	3,107	3,284	(177)	184	(361)	(11)
Canada	3,282	2,885	397	172	225	8
Poland	3,975	3,053	922	(236)	1,158	38
All Other	27,321	16,564	10,757	(279)	11,036	67

Consolidated	$93,942	$69,132	$24,810	$1,679	$23,131	33%

The increase in PLP-USA net sales of $4.6 million, or 17%, was primarily due to sales volume increases of $2.6 million and sales mix increases of $2.1 million. International net sales for the three month period ended September 30, 2010, were favorably affected by $1.7 million when converted to U.S. dollars, as a result of the U.S. dollar compared to certain stronger foreign currencies. The following discussions of international net sales exclude the effect of currency translation. Australia net sales increased $5.4 million, or 75%, as a result of higher sales volume of $3.6 million primarily related to the Dulmison acquisition in December 2009 coupled with a $1 million increase in sales related to BlueSky and higher energy sales volume. Brazil net sales increased $1 million, or 11%, primarily as a result of higher sales volume. South Africa net sales decreased $.4 million, or 11%, as a result of a large contract realized in the third quarter 2009 coupled with lower energy sales due to South Africa’s third quarter 2009 net sales at close to a record high. Canada net sales increased $.2 million, or 8%, primarily due to higher sales in their domestic markets. Poland net sales increased $1.2 million, or 38%, due primarily to an increase in sales volume as a result of an improvement in Poland’s overall economy. All Other net sales increased $11 million, or 67%, due to an overall increase in sales volume coupled with an estimated $7 million in net sales realized through the Dulmison acquisition in December 2009 and our latest acquisition of Electropar reported in All Other.

Gross profit. Gross profit of $31.7 million for the three month period ended September 30, 2010 increased $7.1 million, or 29%, compared to the three month period ended September 30, 2009. Excluding the effect of currency translation, gross profit increased 26% as summarized in the following table:

	Three month period ended September 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	translation	change
Gross profit
PLP-USA	$11,500	$10,241	$1,259	$—	$1,259	12%
Australia	4,041	2,236	1,805	320	1,485	66
Brazil	3,136	2,940	196	232	(36)	(1)
South Africa	1,309	951	358	77	281	30
Canada	1,569	1,293	276	83	193	15
Poland	1,015	901	114	(60)	174	19
All Other	9,101	6,052	3,049	(58)	3,107	51

Consolidated	$31,671	$24,614	$7,057	$594	$6,463	26%

PLP-USA gross profit of $11.5 million increased $1.3 million compared to 2009. PLP-USA gross profit increased $1.8 million due to higher sales partially offset by an increase in material costs. International gross profit for the three month period ended September 30, 2010 was favorably impacted by $.6 million when local currencies were translated to U.S. dollars compared to 2009. The following discussion of international gross profit excludes the effect of currency translation. The Australia gross profit increase of $1.5 million was the result of $1.7 million from higher net sales and a $.6 million improvement in manufacturing efficiencies partially offset by higher material costs. Brazil’s gross profit remained relatively unchanged primarily due to an increase in sales volume of $.3 million offset by lower product margins. The South Africa gross profit increase of $.3 million was a result of an increase in overall product margins of $.4 million due primarily to better product mix compared to 2009, partially offset by $.1 million from lower net sales. Canada’s gross profit increase of $.2 million was the result of an improvement in product margins primarily due to a one-time project in 2009 carried a lower product margin than Canada’s traditional product line. Poland’s gross profit increase of $.2 million was the result of $.6 million from higher sales volume coupled with an improvement in manufacturing efficiencies of $.6 million partially offset by an increase in material costs of $1 million. The increase in All Other gross profit of $3.1 million was the result of our legacy subsidiaries located in our All Other reportable segment contributing 36% of the gross profit increase while our new locations acquired as part of the Dulmison acquisition in December 2009 and the Electropar acquisition contributed the other 64% of the improvement in gross profit. The $1.1 million improvement in gross profit related to our legacy subsidiaries located in All Other increased $1.4 million due to higher net sales partially offset by a decrease in overall product margins.

Costs and expenses. Costs and expenses for the three month period ended September 30, 2010 increased $2.3 million, or 14%, compared to the three month period ended September 30, 2009. Excluding the effect of currency translation, costs and expenses increased 13% as summarized in the following table:

	Three month period ended September 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	translation	change
Costs and expenses
PLP-USA	$9,256	$8,668	$588	$—	$588	7%
Australia	2,088	1,743	345	21	324	19
Brazil	1,980	1,594	386	131	255	16
South Africa	513	481	32	32	—	—
Canada	439	390	49	22	27	7
Poland	784	658	126	(46)	172	26
All Other	3,654	2,899	755	(53)	808	28

Consolidated	$18,714	$16,433	$2,281	$107	$2,174	13%

PLP-USA costs and expenses increased $.6 million due primarily to an increase in commissions of $.3 million on increased sales, an increase in employee related costs of $.3 million, consulting expenses of $.2 million, travel expenses of $.2 million, and a favorable change in the cash surrender value of life insurance policies of $.3 million in 2009, partially offset by a decrease in acquisition related costs of $.2 million and a decrease of $.5 million due to higher repairs and maintenance in 2009. International costs and expenses for the three month period ended September 30, 2010 were unfavorably impacted by $.1 million when local currencies were translated to U.S. dollars compared to 2009. The following discussions of international costs and expenses exclude the effect of currency translation. Australia costs and expenses increased $.3 million primarily due to an increase in personnel related costs and the addition of new employees related to the Dulmison acquisition in December 2009 coupled with higher consulting and travel expenses. Brazil’s costs and expenses increase of $.3 million related to an increase in personnel related costs due to the addition of new employees and a new labor contract coupled with an increase in sales commissions, and lower bad debt expense in 2009 due to the collection on customer accounts previously considered uncollectible. South Africa costs and expenses remained relatively unchanged compared to 2009. Canada and Poland costs and expenses both increased primarily due to an increase in personnel related costs. All Other costs and expenses of $3.7 million increased $.8 million primarily due to $1.4 million of additional costs and expenses related to the Dulmison acquisition in December 2009 and Electropar acquisition in July 2010. Additionally, our legacy locations located in All Other increased $.8 million primarily due to employee related costs coupled with an increase in higher commissions, professional services, and travel. The increases in All Other costs and expense were partially offset by a $1.4 million gain on currency translation when converting balances from foreign currencies into U.S. dollars.
Other income. Other income for the three month period ended September 30, 2010 of $.9 million was $.7 million higher compared to 2009. Other income increased $.8 million primarily due to a gain recognized as a result of revaluing our forward foreign exchange contract to fair value on July 28, 2010. This forward foreign exchange contract was entered into on June 7, 2010 to reduce our exposure to foreign currency rate changes related to the purchase price of Electropar, which closed on July 31, 2010.
Income taxes. Income taxes for the three month period ended September 30, 2010 of $4 million was $1.8 million higher than in 2009. The effective tax rate for the three month period ended September 30, 2010 was 29% compared to 26% in 2009. The effective tax rate for the three month period ended September 30, 2010 is lower than the statutory federal rate of 34% primarily due to increased foreign earnings in jurisdictions with lower tax rates than the U.S. statutory tax rate and the recognition of previously unrecognized tax benefits resulting from the expiration of statutes of limitations.

Net income. As a result of the preceding items, net income for the three month period ended September 30, 2010 was $9.9 million, compared to $6.3 million for the three month period ended September 30, 2009. Excluding the effect of currency translation, net income increased $3.3 million as summarized in the following table:

	Three month period ended September 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	translation	change
Net income
PLP-USA	$2,961	$2,557	$404	$—	$404	16%
Australia	933	136	797	214	583	429
Brazil	662	764	(102)	68	(170)	(22)
South Africa	399	153	246	23	223	146
Canada	672	526	146	35	111	21
Poland	173	183	(10)	(11)	1	1
All Other	4,082	1,940	2,142	22	2,120	109

Consolidated	$9,882	$6,259	$3,623	$351	$3,272	52%

PLP-USA net income increased $.4 million as a result of an increase in operating income of $.9 million coupled with an increase in other income of $.7 million partially offset by an increase in income taxes of $1.2 million. The following discussion of international net income excludes the effect of currency translation. Australia net income increased $.6 million due primarily to the increase in operating income of $.8 million partially offset by an increase in income taxes. Brazil net income decreased $.2 million primarily as a result of a decrease in operating income of $.3 million partially offset by a decrease in income taxes. South Africa net income increased $.2 million primarily as a result of the increase in operating income of $.3 million partially offset by an increase in income taxes. Canada net income increased $.1 million primarily as a result of the increase in operating income of $.2 million partially offset by an increase in income taxes. Poland net income remained relatively unchanged compared to 2009. All Other net income increased $2.1 million primarily as a result of the $.9 million increase in operating income coupled with a gain on currency translation when converting balances from foreign currencies into U.S. dollars partially offset by an increase in income taxes.
NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009
The following table sets forth a summary of the Company’s consolidated income statements for the nine month period ended September 30, 2010 and September 30, 2009. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine month period ended September 30,
Thousands of dollars	2010	2009	Change	% Change
Net sales	$244,987	$187,394	$57,593	31%
Cost of products sold	165,836	124,352	41,484	33%

Gross profit	79,151	63,042	16,109	26%

Gross profit as percentage of net sales	32%	34%

Costs and expenses	57,947	45,944	12,003	26%
Costs and expenses as percentage of net sales	24%	25%

Operating income	21,204	17,098	4,106	24%

Other income (expense)	1,568	921	647	70%

Income before income taxes	22,772	18,019	4,753	26%
Income before income taxes as percentage of net sales	9%	10%

Income taxes	5,760	5,501	259	5%

Net income	$17,012	$12,518	$4,494	36%

Net Sales. For the nine month period ended September 30, 2010, net sales were $245 million, an increase of $57.6 million, or 31%, compared to the nine month period ended September 30, 2009. Excluding the effect of currency translation, net sales increased 24% as summarized in the following table:

	Nine month period ended September 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	tranlation	change
Net sales
PLP-USA	$88,803	$81,706	$7,097	$—	$7,097	9%
Australia	37,837	19,149	18,688	5,894	12,794	67
Brazil	27,206	20,014	7,192	3,736	3,456	17
South Africa	8,887	7,431	1,456	1,196	260	3
Canada	8,896	8,440	456	957	(501)	(6)
Poland	11,378	8,748	2,630	516	2,114	24
All Other	61,980	41,906	20,074	4	20,070	48

Consolidated	$244,987	$187,394	$57,593	$12,303	$45,290	24%

The increase in PLP-USA net sales of $7.1 million, or 9%, was primarily due to sales volume increases of $4.1 million and sales mix increases of $5.1 million partially offset by lower average sales prices when compared to 2009. International net sales for the nine month period ended September 30, 2010 were favorably affected by $12.3 million when converted to U.S. dollars, as a result of the U.S. dollar compared to certain stronger foreign currencies. The following discussions of international net sales exclude the effect of currency translation. Australia net sales increased $12.8 million, or 67%, as a result of higher sales volume of which $9.9 million related to the acquisition entered into in December 2009, $1.6 million increase in net sales related to BlueSky Energy Ltd, and an overall increase in sales volume in their markets. Brazil net sales increased $3.5 million, or 17%, as a result of higher energy sales volume in their markets. South Africa net sales increased $.3 million, or 3%, primarily as a result of increased volume in energy sales. Canada net sales decreased $.5 million, or 6%, due to slightly lower sales volume in their markets coupled with a one-time sales project which was recognized in the second quarter 2009. Poland net sales increased $2.1 million, or 24%, due primarily to an increase in sales volume in their domestic markets due to the strengthening of Poland’s economy. All Other net sales increased $20.1 million, or 48%, due to an increase in sales volume in several of our markets included in All Other coupled with an estimated $8.6 million in net sales realized through the acquisition entered into in December 2009 reported in All Other and $3.1 million in net sales realized through our latest acquisition of Electropar in July 2010.
Gross profit. Gross profit of $79.2 million for the nine month period ended September 30, 2010 increased $16.1 million, or 26%, compared to the nine month period ended September 30, 2009. Excluding the effect of currency translation, gross profit increased 19% as summarized in the following table:

	Nine month period ended September 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	translation	change
Gross profit
PLP-USA	$27,821	$28,369	$(548)	$—	$(548)	(2)%
Australia	12,134	5,483	6,651	1,961	4,690	86
Brazil	7,589	5,679	1,910	1,021	889	16
South Africa	4,054	2,595	1,459	546	913	35
Canada	4,010	3,695	315	423	(108)	(3)
Poland	3,229	2,642	587	151	436	17
All Other	20,314	14,579	5,735	69	5,666	39

Consolidated	$79,151	$63,042	$16,109	$4,171	$11,938	19%

PLP-USA gross profit of $27.8 million decreased $.5 million compared to 2009. PLP-USA gross profit decreased primarily due to higher material costs. International gross profit for the nine month period ended September 30, 2010 was favorably impacted by $4.2 million when local currencies were translated to U.S. dollars. The following discussion of international gross profit excludes the effect of currency translation. The Australia gross profit increase of $4.7 million was the result of $3.6 million from higher net sales coupled with lower manufacturing costs of $2.1 million, partially offset by an increase in material costs. Brazil’s gross profit increase of $.9 million was primarily the result of $.9 million from higher net sales with overall product margins remaining constant compared to 2009. The South Africa gross profit increase of $.9 million was the result of $.8 million from an improvement in product margins coupled with $.1 million from higher sales volume. Canada’s gross profit decrease of $.1 million was due to a decrease in sales volume. Poland’s gross profit increase of $.4 million was a result of $.6 million from higher sales volume coupled with an improvement in manufacturing efficiencies partially offset by a $.6 million increase in material costs. All Other gross profit improved $5.7 million compared to 2009. Approximately half of the improvement in gross profit related to our new locations acquired in the December 2009 acquisition. Another 40% of the improvement related to our PLP Legacy locations located in All Other. The increase in PLP’s legacy locations in our All Other segment was the result of $2.5 million from higher net sales partially offset by lower product margins. The remaining 10% of the improvement in gross profit was realized through our acquisition of Electropar in July 2010.
The Dulmison acquisition which closed in December 2009 and the recent Electropar acquisition were accounted for pursuant to the current business combination standards. In accordance with the standard, we recorded, as of their respective acquisition dates, the acquired inventories at their respective fair values. Through September 2010, we have sold and therefore recognized $1 million of the inventories fair market value adjustment in Cost of products sold.
Costs and expenses. Cost and expenses for the nine month period ended September 30, 2010 increased $12 million, or 26%, compared to the nine month period ended September 30, 2009. Excluding the effect of currency translation, costs and expenses increased 21% as summarized in the following table:

	Nine month period ended September 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	translation	change
Costs and expenses
PLP-USA	$29,024	$25,053	$3,971	$—	$3,971	16%
Australia	6,963	4,269	2,694	1,145	1,549	36
Brazil	5,208	4,047	1,161	741	420	10
South Africa	1,510	1,172	338	181	157	13
Canada	1,416	1,171	245	159	86	7
Poland	2,254	1,719	535	98	437	25
All Other	11,569	8,513	3,056	97	2,959	35

Consolidated	$57,944	$45,944	$12,000	$2,421	$9,579	21%

PLP-USA costs and expenses increased $4 million primarily due to an increase in commissions of $.4 million, an increase in employee related costs of $1.4 million, consulting expenses of $.5 million, travel expenses of $.3 million, higher business acquisition/integration costs of $.5 million, a favorable change in the cash surrender value of life insurance policies of $.3 million in 2009, lower contract testing income of $.1 million and lower gains on foreign currency translations of $.4 million. International costs and expenses for the nine month period ended September 30, 2010 were unfavorably impacted by $2.4 million when local currencies were translated to U.S. dollars compared to 2009. The following discussions of international costs and expenses exclude the effect of currency translation. Australia costs and expenses increased $1.5 million primarily due to an increase in personnel related costs, the addition of new employees related to the acquisition entered into in December 2009 and higher IT and consulting expenses. Brazil cost and expenses increased $.4 million primarily due to higher personnel related costs related to additional employees and a new labor contract. South Africa cost and expenses increased $.2 million primarily due to higher personnel related costs, higher administrative expenses due to an increase in bad debt expense, and higher building maintenance costs. Canada cost and expenses increased less than $.1 million due to higher personnel related costs coupled with an increase in depreciation expense. Poland cost and expenses increase of $.4 million increased more than $.2 million due to higher personnel related costs coupled with higher commission expense. All Other costs and expenses increased $3 million primarily due to $2.8 million from the Dulmison acquisition in late December 2009 and the Electropar acquisition in July 2010. Also contributing $1.1 million to the costs and expenses increase was our legacy locations located in our All Other reportable segment. The increase in our legacy locations costs and expenses was primarily due to personnel related costs coupled with higher depreciation expense, research and engineering costs, and higher commission expense. These increases in costs and expenses were partially offset by a $.9 million gain on currency translation when converting balances from foreign currencies into U.S. dollars.

Overall, costs and expenses for the nine month period ended September 30, 2010 were $.6 million higher due to the aggregate amortization expense of intangible assets acquired in our Dulmison and Electropar business combinations.
Other income. Other income for the nine month period ended September 30, 2010 of $1.6 million increased $.6 million compared to 2009. Other income increased primarily due to a $1.2 million gain recognized as a result of revaluing our forward foreign exchange contract to fair value. This forward foreign exchange contract was entered into on June 7, 2010 to reduce our exposure to foreign currency rate changes related to the purchase price of Electropar, which closed on July 31, 2010. The increase in Other income was partially offset by an increase in interest expense at several of our foreign and domestic locations coupled with a $.3 million increase in non-operational expenses related to our foreign jurisdictions.
Income taxes. Income taxes for the nine month period ended September 30, 2010 of $5.8 million was $.3 million higher than the same period in 2009. The effective tax rate for the nine month periods ended September 30, 2010 and 2009 was 25% and 31%, respectively. The effective tax rate for the nine month period ended September 30, 2010 is lower than the statutory federal rate of 34% primarily due to the favorable benefit from foreign earnings in jurisdictions with lower tax rates than the U.S. statutory tax rate, a favorable foreign tax incentive for technological innovation, and the decrease of unrecognized tax benefits primarily due to settlements with tax authorities.
Net income. As a result of the preceding items, net income for the nine month period ended September 30, 2010 was $17 million, compared to net income of $12.5 million for the nine month period ended September 30, 2009. Excluding the effect of currency translation, net income increased $3.7 million as summarized in the following table:

	Nine month period ended September 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	translation	change
Net income
PLP-USA	$3,766	$4,807	$(1,041)	$—	$(1,041)	(22)%
Australia	1,951	248	1,703	322	1,381	557
Brazil	1,829	909	920	194	726	80
South Africa	1,524	764	760	205	555	73
Canada	1,497	1,464	33	150	(117)	(8)
Poland	729	731	(2)	39	(41)	(6)
All Other	5,716	3,595	2,121	(115)	2,236	62

Consolidated	$17,012	$12,518	$4,494	$795	$3,699	30%

PLP-USA net income decreased $1 million as a result of a $3.5 million decrease in operating income partially offset by a decrease in income taxes of $1.4 million and an increase in other income. The following discussion of international net income excludes the effect of currency translation. Australia net income increased $1.4 million due primarily to the increase in operating income of $2.3 million partially offset by increases in income taxes of $.7 million and an increase in other expenses. Brazil net income increased $.7 million primarily as a result of the increase in operating income of $.4 million coupled with a decrease in income taxes of $.3 million due to certain technological tax incentives received. South Africa net income increased $.6 million primarily as a result of the increase in operating income of $.8 million partially offset by an increase in income taxes. Canada net income decreased $.1 million primarily as a result of the decrease in operating income of $.2 million partially offset by a decrease in income taxes. Poland net income remained relatively unchanged compared to 2009. All Other net income increased $2.2 million primarily as a result of the $3.1 million increase in operating income partially offset by an increase in income taxes of $.8 million and an increase in other expenses.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2009 and are, therefore, not presented herein.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
Cash decreased $1.8 million for the nine month period ended September 30, 2010. Net cash provided by operating activities was $17.5 million primarily because of net income, non-cash adjustments, and an increase in trade payables partially offset by an increase in accounts receivables, inventories and all other current assets/liabilities. The major investing and financing uses of cash were $14.3 million in business acquisitions, $9.1 million in capital expenditures, $3.3 million in dividend payments, $1.1 million to repurchase common shares and payment of long term debt of $2.3 million offset by cash proceeds of $.7 million related to the sale of property, plant and equipment, and proceeds from debt borrowings of $10.3 million. Additionally, changes in cash due to exchange rate changes reduced cash by $.3 million.
Net cash used in investing activities of $22.8 million represents an increase of $16.6 million when compared to the cash used by investing activities in the nine month period ended September 30, 2009. During 2009, we received the remaining $.8 million from escrow related to the May 30, 2008 sale of the SMP operations and paid an earnout of $.4 million to the sellers of Direct Power and Water Company, originally purchased in March 2007. On July 31, 2010, the Company acquired all of the outstanding equity of Electropar for $14.3 million, net of cash received and working capital adjustments. Capital expenditures increased $2.4 million in the nine month period ended September 30, 2010 when compared to 2009 due mostly to our facilities expansion in Mexico, investment in solar panels at our Canadian operation and a software system implementation at our Spanish operation.
Cash provided by financing activities for the nine month period ended September 30, 2010 was $3.8 million when compared to the cash used by financing activities in the nine month period ended September 30, 2009 of $2.2 million. This change was primarily a result of $8 million in net debt borrowings in 2010 partially offset by cash used to repurchase shares of $1.1 million compared to $.9 million in net debt borrowings in 2009.
Our current ratio was 2.8 to 1 at September 30, 2010 and 3 to 1 at December 31, 2009. At September 30, 2010, our unused balance under our main credit facility was $16.7 million and our bank debt to equity percentage was 9%. Our main revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth, and profitability. At September 30, 2010, we were in compliance with these covenants. We believe existing cash of $22.3 million together with our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash of $22.3 million, together with our untapped borrowing capacity, provides substantial financial resources. If we were to incur significant additional indebtedness, we expect to be able to meet liquidity needs under our credit facilities. We do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.
We consider the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or have minimal impact on our consolidated financial position and results of operations.
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
As of September 30, 2010, the Company had two immaterial foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading purposes.
The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $16.5 million at September 30, 2010. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.1 million for the nine month period ended September 30, 2010.
The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $4 million and on income before tax of $1.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2010 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 15, 2007, the Board of Directors authorized a plan to repurchase up to 200,000 shares of Preformed Line Products Company. On August 4, 2010, the Company announced the Board of Directors authorized a plan to repurchase up to 250,000 of Preformed Line Products common shares, in addition to the 11,252 common shares authorized for repurchase under the 2007 plan. The repurchase plans do not have expiration dates. The following table includes repurchases for the three month period ended September 30, 2010.

2007 Plan
			Total Number of
	Total		Shares Purchased as	Maximum Number of
	Number of	Average	Part of Publicly	Shares that may yet be
	Shares	Price Paid	Announced Plans or	Purchased under the
Period (2010)	Purchased	per Share	Programs	Plans or Programs

July	—	—	188,748	11,252
August	11,252	$32.43	200,000	—
September	—	—	200,000	—

Total	11,252

2010 Plan
	Company Purchases of Equity Securities
			Total Number of
	Total		Shares Purchased as	Maximum Number of
	Number of	Average	Part of Publicly	Shares that may yet be
	Shares	Price Paid	Announced Plans	Purchased under the
Period (2010)	Purchased	per Share	or Programs	Plans or Programs

July	—	—	—	250,000
August	21,435	$32.43	21,435	228,565
September	—	—	21,435	228,565

Total	21,435

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (Removed and Reserved)
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

2.1
Agreement for sale and purchase of shares in Electropar Limited, dated May 15, 2010, by and among the Company and Tony Lachlan Wallace, Grant Lachlan Wallace and Helen Amelia Wallace; Grant Lachlan Wallace, Tony Lachlan Wallace and Alison Kay Wallace; and Cameron Lachlan Wallace, Grant Lachlan Wallace and Tony Lachlan Wallace (the agreement does not include the schedules and other attachments. Copies will be provided to the SEC upon request), filed herewith.

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

November 5, 2010	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 5, 2010	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer and Vice President — Finance (Principal Accounting Officer)

EXHIBIT INDEX

2.1
Agreement for sale and purchase of shares in Electropar Limited, dated May 15, 2010, by and among the Company and Tony Lachlan Wallace, Grant Lachlan Wallace and Helen Amelia Wallace; Grant Lachlan Wallace, Tony Lachlan Wallace and Alison Kay Wallace; and Cameron Lachlan Wallace, Grant Lachlan Wallace and Tony Lachlan Wallace (the agreement does not include the schedules and other attachments. Copies will be provided to the SEC upon request), filed herewith.

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