Form 10-K
period 2010-12-31
PREFORMED LINE PRODUCTS CO
filed 2011-03-11
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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
Securities registered pursuant to Section 12(g) of the Act: (None)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2010 was $61,224,698 based on the closing price of such common shares, as reported on the NASDAQ National Market System. As of March 9, 2011, there were 5,272,804 common shares of the Company ($2 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2011 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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
The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:
•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States (U.S.), Canada, and Western Europe and may not grow as expected in developing regions;

•	The ability of our customers to raise funds needed to build the facilities their customers require;

•	Technological developments that affect longer-term trends for communication lines such as wireless communication;

•	The decreasing demands for product supporting copper-based infrastructure due to the introduction of products using new technologies or adoption of new industry standards;

•	The Company’s success at continuing to develop proprietary technology and maintaining high quality products and customer service to meet or exceed new industry performance standards and individual customer expectations;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful in expanding the Company’s product line or production facilities into new areas;

•	The Company’s ability to identify, complete and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	Changes in significant government regulations affecting environmental compliances;

•	The telecommunication market’s continued deployment of Fiber-to-the-Premises;

•	The Company’s ability to obtain funding for future acquisitions;

•	The potential impact of the global economic condition and the depressed U.S. housing market on the Company’s ongoing profitability and future growth opportunities in our core markets in the U.S. and other foreign countries where the financial situation is expected to be similar going forward;

•	The continued support by Federal, State, Local and Foreign Governments in incentive programs for upgrading electric transmission lines and promoting renewable energy deployment;

•	Those factors described under the heading “Risk Factors” on page 13.
Part I

Item 1.	Business
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
Formed Wire Products and Related Hardware Products are used in the energy, communications, cable and special industries to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics (e.g., vibration). Formed wire products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape. Advantages of using the Company’s helical formed wire products are that they are economical, dependable and easy to use. The Company introduced formed wire products to the power industry over 60 years ago and such products enjoy an almost universal acceptance in the Company’s markets. Related hardware products include hardware for supporting and protecting transmission conductors, spacers, spacer-dampers, stockbridge dampers, corona suppression devices and various compression fittings for dead-end applications. Formed wire and related hardware products are approximately 65% of the Company’s revenues in 2010, 62% in 2009 and 59% in 2008.

Protective Closures, including splice cases, are used to protect fixed line communication networks, such as copper cable or fiber optic cable, from moisture, environmental hazards and other potential contaminants. Protective closures are approximately 17% of the Company’s revenues in 2010, 22% in 2009 and 24% in 2008.
Data Communication Cabinets are products used in high-speed data systems to hold and protect electronic equipment. Data communication cabinets are approximately 4% of the Company’s revenues in 2010 and 2009 and 5% in 2008.
Plastic Products, including guy markers, tree guards, fiber optic cable markers and pedestal markers, are used in energy, communications, cable television and special industries to identify power conductors, communication cables and guy wires. Plastic products are approximately 3% of the Company’s revenues in 2010, 2009 and 2008.
Other Products include hardware assemblies, pole line hardware, resale products, underground connectors, solar hardware systems and urethane products. They are used by energy, renewable energy, communications, cable and special industries for various applications and are defined as products that compliment the Company’s core line offerings. Other products are approximately 11% of the Company’s revenues in 2010, 9% in 2009 and 5% in 2008.
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
In 1993, the Company purchased the assets of Superior Modular Products Company,located in Asheville, North Carolina.
Recognizing the need for a stronger presence in the fast growing Asian market, in 1996 the Company formed a joint venture in China and, in 2000, became sole owner of this venture.

In 2000, the Company acquired Rack Technologies Pty. Ltd, headquartered in Sydney, Australia. Rack Technologies was a specialist manufacturer of rack system enclosures for the communications, electronics and securities industries. This acquisition complemented and broadens the Company’s existing line of data communication products used inside a customer’s premises.
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
In 2007, the Company acquired the shares of DPW, located in New Mexico, U.S. This acquisition broadened the Company’s product lines and manufactures mounting hardware for a variety of solar power applications and provides designs and installations of solar power systems.
In 2007, the Company acquired 83.74% of Belos SA (Belos), located in Bielsko-Biala, Poland. Belos is a manufacturer and supplier of fittings for various voltage power networks. This acquisition complements the Company’s existing line of energy products. In 2008, the Company acquired an additional 8.3% of the outstanding shares of Belos. In 2009, the Company acquired an additional 4.1% of the outstanding shares of Belos. In 2010, the Company acquired the remaining 3.86% of the outstanding shares of Belos.
In 2008, the Company divested its data communication business, Superior Modular Products.
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
In 2009, the Company acquired a 33.3% investment in Proxisafe Ltd. Proxisafe is a Canadian developmental company formed to design and commercialize new industrial safety equipment located in Calgary, Alberta.
In 2009, the Company acquired the Dulmison business from Tyco Electronics Group S.A. (Tyco Electronics), which includes both the acquisition of equity of certain Tyco Electronics entities and the acquisition of assets from other Tyco Electronics entities. Dulmison was a leader in the supply and manufacturer of electrical transmission and distribution products. Dulmison designed, manufactured and marketed pole line hardware and vibration control products for the global electrical utility industry. Dulmison had operations in Australia, Thailand, Indonesia, Malaysia, Mexico and the United States. The Dulmison business has been fully integrated into the Company’s core businesses.
In 2010, the Company acquired Electropar Limited (Electropar), a New Zealand corporation. Electropar designs, manufactures and markets pole line and substation hardware for the global electrical utility industry. Electropar is based in New Zealand with a subsidiary operation in Australia. The acquisition has and is expected to continue to strengthen the Company’s position in the power distribution, transmission and substation hardware markets and will expand the Company’s presence in the Asia-Pacific region.
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

Electric Utilities — Transmission. The electric transmission grid is the interconnected network of high voltage aluminum conductors used to transport large blocks of electric power from generating facilities to distribution networks. Currently, there are three major power grids in the U.S.: the Eastern Interconnect, the Western Interconnect and the Texas Interconnect. Virtually all electrical energy utilities are connected with at least one other utility by one of these major grids. The Company believes that the transmission grid has been neglected throughout much of the U.S. for more than a decade. Additionally, because of deregulation, some electric utilities have turned this responsibility over to Independent System Operators (ISOs), who have also been slow to add transmission lines. With demand for power now exceeding supply in some areas, the need for the movement of bulk power from the energy-rich areas to the energy-deficient areas means that new transmission lines will likely be built and many existing lines will likely be refurbished. In addition, passage of the economic stimulus bill in early 2009 that contains provisions for upgrading the aging transmission infrastructure and connecting renewable energy sources to the grid should attract new investment to fund new infrastructure projects in the industry. The Company believes that this will generate growth for the Company’s products in this market over at least the next several years. In addition, increased construction of international transmission grids is occurring in many regions of the world. However, consolidations in the markets that the Company services’ may also have an adverse impact on the Company’s revenues.
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
Early in its history, the Company recognized the need to understand the performance of its products and the needs of its customers. To that end, the Company developed a 29,000 square feet Research and Engineering Center located at its corporate headquarters in Mayfield Village, Ohio. Using the Research and Engineering Center, engineers and technicians simulate a wide range of external conditions encountered by the Company’s products to ensure quality, durability and performance. The work performed in the Research and Engineering Center includes advanced studies and experimentation with various forms of vibration. This work has contributed significantly to the collective knowledge base of the industries the Company serves and is the subject matter of many papers and seminars presented to these industries.

The Company believes that its Research and Engineering Center is one of the most sophisticated in the world in its specialized field. The expanded Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling. Today, the Company’s reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a competitive advantage. In addition to testing, the work done at the Company’s Research and Development Center continues to fuel product development efforts. For example, the Company estimates that approximately 18% of 2010 revenues were attributed to products developed by the Company in the past five years. In addition, the Company’s position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations which are charged with the responsibility of establishing industry wide specifications and performance criteria, including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission). Research and development costs are expensed as incurred. Research and development costs for new products were $1.7 million in 2010, $2.3 million in 2009 and $2 million in 2008.
Patents and Trademarks
The Company applies for patents in the U.S. and other countries, as appropriate, to protect its significant patentable developments. As of December 31, 2010, the Company had in force 32 U.S. patents and 67 international patents in 11 countries and had pending six U.S. patent applications and 24 international applications. While such domestic and international patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company’s business. The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company’s business as a whole or to any of its businesses. Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks. The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology. As of December 31, 2010, the Company had obtained U.S. registration on 31 trademarks and no trademark applications remained pending. International registrations amounted to 229 registrations in 38 countries, with no pending international registrations.
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
•	The Company has a strong and stable workforce. This consistent and continuous knowledge base has afforded the Company the ability to provide superior service to the Company’s customers and representatives.
•	The Company’s Research and Engineering Center in Mayfield Village, Ohio and Research and Engineering department’s subsidiary locations maintain a strong technical support function to develop unique solutions to customer problems.
•	The Company is vertically integrated both in manufacturing and distribution and is continually upgrading equipment and processes.
•	The Company is sensitive to the marketplace and provides an extra measure of service in cases of emergency, storm damage and other rush situations. This high level of customer service and customer responsiveness is a hallmark of the Company.
•	The Company’s 17 manufacturing locations ensure close support and proximity to customers worldwide.
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
The Company also relies on certain other manufacturers to supply products that complement the Company’s product lines, such as aluminum and ferrous castings, fiber optic cable and connectors and various metal racks and cabinets. The Company believes there are multiple sources of supply for these products.

The Company relies on sole source manufacturers for certain raw materials used in production. The current state of economic uncertainty presents a risk that existing suppliers could go out of business. However, there are other potential sources for these materials available, and the Company could relocate the tooling and processes to other manufacturers if necessary.
Due to capacity constraints and increased worldwide demand, raw material costs increased throughout 2010. This increasing trend is expected to continue throughout 2011.
Backlog Orders
The Company’s backlog was approximately $59.1 million at the end of 2010 and $38 million at the end of 2009. The Company’s order backlog generally represents six to nine weeks of sales. All customer orders entered are firm at the time of entry. Substantially all orders are shipped within a two to four week period unless the customer requests an alternative date.
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
The Company believes it is in compliance in all material respects, with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability. The Company does not expect to make any material capital expenditure during 2011 for environmental control facilities. The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays. However, the Company does not believe that these expenditures should ultimately result in a material adverse effect on its financial position or results of operations. The Company cannot predict the precise effect such future requirements, if enacted, would have on the Company. The Company believes that such regulations would be enacted over time and would affect the industry as a whole.
Employees
At December 31, 2010, the Company had 2,617 employees. Approximately 31% of the Company’s employees are located in the U.S.
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
The markets in which the Company operates are highly competitive. The level of intensity of competition may increase in the foreseeable future due to anticipated growth in the telecommunication and data communication industries. The Company’s competitors in the telecommunication and data communication markets are larger companies with significant influence over the distribution network. The Company may not be able to compete successfully against its competitors, many of which may have access to greater financial resources than the Company. In addition, the pace of technological development in the telecommunication and data communication markets is rapid and these advances (i.e., wireless, fiber optic network infrastructure, etc.) may adversely affect the Company’s ability to compete in this market.

The introduction of products embodying new technologies or the emergence of new industry standards can render existing products or products under development obsolete or unmarketable and result in lost sales.
The energy, telecommunication and data communication industries are characterized by rapid technological change. Satellite, wireless and other communication technologies currently being deployed may represent a threat to copper, coaxial and fiber optic-based systems by reducing the need for wire-line networks. Future advances or further development of these or other new technologies may have a material adverse effect on the Company’s business, operating results and financial condition as a result of lost sales.
Price increases of raw materials could result in lower earnings.
The Company’s cost of sales may be materially adversely affected by increases in the market prices of the raw materials used in the Company’s manufacturing processes. The Company may not be able to pass on price increases in raw materials to the Company’s customers through increases in product prices. As a result, the Company’s operating results could be adversely affected.
The Company’s international operations subject the Company to additional business risks that may have a material adverse effect on the Company’s business, operating results and financial condition.
International sales account for a substantial portion of the Company’s net sales (58%, 54% and 54% in 2010, 2009 and 2008, respectively) and the Company expects these sales will increase as a percentage of net sales in the future. Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the U.S. dollar which could materially adversely affect U.S. dollar revenues or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, reduced or limited protection of intellectual property rights, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. These risks of conducting business internationally may have a material adverse effect on the Company’s business, operating results and financial condition.
The Company may not be able to successfully integrate businesses that it may acquire in the future or complete acquisitions on satisfactory terms, which could have a material adverse effect on the Company’s business, operating results and financial condition.
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
The Company may have interruptions in or lost businesses due to the uncertainty of the global economy, specifically the potential impact of bankruptcy among the Company’s suppliers and lack of available funding for the Company’s customers.
The Company relies on sole source manufacturers for certain materials that complement the Company’s product lines. The current state of economic uncertainty presents a risk that existing suppliers could go out of business. If, due to any of these risk factors, the Company had to relocate the tooling and processes to other manufacturers, there could be an adverse effect on the supply and the Company’s ability to make products on a timely basis. Additionally, as the financial markets are experiencing unprecedented volatility, lower levels of liquidity may be available. The inability to obtain funding may postpone customer spending and adversely affect the Company’s business, operating results and financial condition.

Item 1B.	Unresolved Staff Comments
The Company does not have any unresolved staff comments.

Item 2.	Properties
The Company currently owns or leases 20 facilities, which together contain approximately 2 million square feet of manufacturing, warehouse, research and development, sales and office space worldwide. Most of the Company’s international facilities contain space for offices, research and engineering (R&E), warehousing and manufacturing with manufacturing using a majority of the space. The following table provides information regarding the Company’s principal facilities:

				Reportable
Location	Use	Owned/Leased	Square Feet	Segment

1. Mayfield Village, Ohio	Corporate Headquarters R&E	Owned	62,000	PLP-USA
2. Rogers, Arkansas	Manufacturing Warehouse Office	Owned	310,000	PLP-USA
3. Albemarle, North Carolina	Manufacturing Warehouse Office	Owned	261,000	PLP-USA
4. Sydney, Australia	Manufacturing R&E Warehouse Office	Owned	123,000	Asia-Pacific
5. São Paulo, Brazil	Manufacturing R&E Warehouse Office	Owned	148,500	The Americas
6. Cambridge, Ontario, Canada	Manufacturing Warehouse Office	Owned	73,300	The Americas
7. Andover, Hampshire, England	Manufacturing R&E Warehouse Office	Land Leased; Building Owned	89,400	EMEA
8. Queretaro, Mexico	Manufacturing Warehouse Office	Owned	82,900	The Americas
9. Beijing, China	Manufacturing Warehouse Office	Land Leased; Building Owned	180,900	Asia-Pacific
10. Pietermarizburg, South Africa	Manufacturing R&E Warehouse Office	Owned	73,100	EMEA

				Reportable
Location	Use	Owned/Leased	Square Feet	Segment

11. Sevilla, Spain	Manufacturing R&E Warehouse Office	Owned	63,300	EMEA
12. Bangkok, Thailand	Manufacturing Warehouse Office	Owned	60,000	Asia-Pacific
13. Albuquerque, New Mexico	Manufacturing Warehouse Office	Leased	27,200	The Americas
14. Bielsko-Biala, Poland	Manufacturing Warehouse Office	Land Leased; Buildings Owned	174,400	EMEA
15. Bekasi, Indonesia	Manufacturing Office	Owned	31,700	Asia-Pacific
16. Selangor, Malaysia	Manufacturing Warehouse Office	Leased	18,600	Asia-Pacific
17. Bangkok, Thailand	Manufacturing Warehouse Office	Leased	135,700	Asia-Pacific
18. Auckland, New Zealand	Manufacturing Warehouse Office	Leased	46,200	Asia-Pacific

Item 3.	Legal Proceedings
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

Name	Age	Position
Robert G. Ruhlman	54	Chairman, President and Chief Executive Officer
Eric R. Graef	58	Chief Financial Officer and Vice President — Finance
William H. Haag	47	Vice President — International Operations
J. Cecil Curlee Jr.	54	Vice President — Human Resources
Dennis F. McKenna	44	Vice President — Marketing and Business Development
David C. Sunkle	52	Vice President — Research and Engineering and Manufacturing
Caroline S. Vaccariello	44	General Counsel and Corporate Secretary

The following sets forth the name and recent business experience for each person who is an executive officer of the Company at March 1, 2011.
Robert G. Ruhlman was elected Chairman in July 2004. Mr. Ruhlman has served as Chief Executive Officer since July 2000 and as President since 1995 (positions he continues to hold). Mr. Ruhlman is the brother of Randall M. Ruhlman and son of Barbara P. Ruhlman, both Directors of the Company.
Eric R. Graef was elected Vice President—Finance in December 1999 and Chief Financial Officer in December 2007.
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
The Company’s Common Shares are traded on NASDAQ under the trading symbol “PLPC”. As of March 9, 2011, the Company had approximately 900 shareholders of record. The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company’s Common Shares as reported by the NASDAQ and (ii) the amount per share of cash dividends paid by the Company.
While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company’s Board of Directors in light of then current needs of the Company. Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.

	Year ended December 31
	2010			2009
Quarter	High	Low	Dividend	High	Low	Dividend
First	$44.14	$34.60	$0.20	$47.65	$28.26	$0.20
Second	39.06	27.95	0.20	48.96	32.70	0.20
Third	35.64	27.50	0.20	44.16	33.06	0.20
Fourth	62.14	33.60	0.20	44.40	37.85	0.20

Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	outstanding options,	exercise price of	plans (excluding
	warrants and rights	outstanding options,	securities reflected in
Plan Category	(a)	warrants and rights	column (a)

Equity compensation plans approved by security holders	183,233	$34.46	177,403

Equity compensation plans not approved by security holders	72,057	$35.89	—

Total	255,290		177,403
Performance Graph
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the Company’s Common Shares with the cumulative total return of hypothetical investments in the NASDAQ Market Index and the Hemscott Industry Group 627 (Industrial Electrical Equipment) Index based on the respective market price of each investment at December 31, 2005, December 31, 2006, December 31, 2007, December 31, 2008, December 31, 2009, and December 31, 2010, assuming in each case an initial investment of $100 on December 31, 2005, and reinvestment of dividends.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Preformed Line Products, the NASDAQ Composite Index
and a Hemscott Group Index

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

COMPANY / INDEX / MARKET	2005	2006	2007	2008	2009	2010
PREFORMED LINE PRODUCTS CO	100.00	84.34	145.96	114.00	110.57	150.95
NASDAQ MARKET INDEX	100.00	111.74	124.67	73.77	107.12	125.93
HEMSCOTT GROUP INDEX	100.00	132.35	181.83	95.26	135.74	173.54

Purchases of Equity Securities
On August 4, 2010, the Company announced the Board of Directors authorized a plan to repurchase up to 250,000 of Preformed Line Products common shares. The repurchase plan does not have an expiration date. There were no repurchases for the three-month period ended December 31, 2010.

Item 6.	Selected Financial Data

	2010	2009	2008	2007	2006
	(Thousands of dollars, except per share data)
Net Sales and Income
Net sales	$338,305	$257,206	$269,742	$233,289	$196,910
Operating income	28,480	19,460	23,988	21,133	16,359
Income before income taxes and discontinued operations	30,183	29,593	24,760	21,321	17,180
Income from continuing operations, net of tax	23,008	22,833	17,042	13,820	11,827
Net income	23,008	22,833	17,911	14,213	12,103
Net income (loss) attributable to noncontrolling interest, net of tax	(105)	(524)	288	54	—
Net income attributable to PLPC	23,113	23,357	17,623	14,159	12,103
Per Share Amounts
Income from continuing operations attributable to PLP shareholders — basic	$4.41	$4.46	$3.17	$2.57	$2.11
Net income attributable to PLPC common shareholders — basic	4.41	4.46	3.34	2.64	2.16
Income from continuing operations attributable to PLPC shareholders — diluted	4.33	4.35	3.14	2.54	2.09
Net income attributable to PLPC common shareholders — diluted	4.33	4.35	3.30	2.61	2.14
Dividends declared	0.80	0.80	0.80	0.80	0.80
PLPC Shareholders’ equity	37.21	32.58	26.09	27.82	24.47
Other Financial Information
Current assets	$167,342	$138,440	$112,670	$123,450	$100,374
Total assets	280,979	235,372	190,875	203,866	170,852
Current liabilities	56,558	46,340	35,248	42,349	32,372
Long-term debt (including current portion)	10,650	4,429	3,147	4,959	4,361
Capital leases	590	239	112	373	478
PLPC Shareholders’ equity	196,140	170,966	136,265	149,721	131,148
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
Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) was incorporated in Ohio in 1947. We are an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries. Our primary products support, protect, connect, terminate, and secure cables and wires. We also provide solar hardware systems and mounting hardware for a variety of solar power applications. Our goal is to continue to achieve profitable growth as a leader in the innovation, development, manufacture, and marketing of technically advanced products and services related to energy, communications, and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets. We have 17 sales and manufacturing operations in 14 different countries.

RECENT DEVELOPMENTS/ ACQUISITIONS
As a result of several global acquisitions since 2007 and corresponding significant changes in the Company’s internal structure, we realigned our business units as of the fourth quarter of 2010, into four operating segments to better capitalize on business development opportunities, improve ongoing services, enhance the utilization of our worldwide resources and global sourcing initiatives and to manage the Company better.
We report our segments in four geographic regions: PLP-USA, The Americas, EMEA (Europe, Middle East & Africa) and Asia-Pacific in accordance with accounting standards codified in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, Segment Reporting. Each segment distributes a full range of our primary products. Our PLP-USA segment is comprised of our U.S. operations manufacturing our traditional products primarily supporting our domestic energy and telecommunications products. Our other three segments, The Americas, EMEA and Asia-Pacific support the Company’s energy, telecommunications, data communication and solar products in each respective geographical region.
The segment managers responsible for each region report directly to the Company’s Chief Executive Officer, who is the chief operating decision maker and are accountable for the financial results and performance of their entire segment for which they are responsible. The business components within each segment are managed to maximize the results of the entire company rather than the results of any individual business component of the segment.
The amount of each segment’s performance reported is the measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. We evaluate segment performance and allocate resources based on several factors primarily based on sales and net income. The segment information of all prior periods has been recast to conform to the current segment presentation.
On May 15, 2010, we agreed to purchase Electropar Limited (Electropar), a New Zealand corporation.
Electropar Limited designs, manufactures and markets pole line and substation hardware for the global electrical utility industry. Electropar is based in New Zealand with a subsidiary operation in Australia. We believe that the acquisition of Electropar has and will continue to strengthen our position in the power distribution, transmission and substation hardware markets and expand our presence in the Asia-Pacific region.
The acquisition of Electropar closed on July 31, 2010. Pursuant to the Purchase Agreement, we acquired all of the equity outstanding of Electropar for NZ$20.3 million or $14.8 million U.S. dollars, net of a customary post-closing working capital adjustment of $.2 million. The Purchase Agreement includes customary representations, warranties, covenants and indemnification provisions. In addition, we may be required to make an additional earn-out consideration payment up to NZ$2 million or $1.5 million U.S. dollars based on Electropar achieving a financial performance target (Earnings Before Interest, Taxes, Depreciation and Amortization) over the twelve months ending July 31, 2011. The fair value of the contingent consideration arrangement is determined by estimating the expected (probability-weighted) earn-out payment discounted to present value. Based upon our initial evaluation of the range of outcomes for this contingent consideration, we have accrued $.4 million for the additional earn-out consideration payment as of the acquisition date. Electropar has been included in our Asia-Pacific reporting segment.
On December 18, 2009, the Company and Tyco Electronics Group S.A. (Tyco Electronics) completed a Stock and Asset Purchase Agreement, pursuant to which we acquired from Tyco Electronics its Dulmison business for $16 million and the assumption of certain liabilities. The acquisition of Dulmison strengthened our position in the power distribution and transmission hardware market and expanded our presence in the Asia-Pacific region. As a result of the acquisition, we added operations in Indonesia and Malaysia and strengthened our existing positions in Australia, Thailand, Mexico and the United States.

We apply the purchase method of accounting to our acquisitions pursuant to FASB ASC 805, Business Combinations. Under this method, we allocate the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, commonly referred to as the purchase price allocation. As part of the purchase price allocations for our business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented, or exchanged. The purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with any excess recorded as goodwill. We determine the fair values of such assets and liabilities, generally in consultation with third-party valuation advisors. Such fair value assessments require significant judgments and estimates such as projected cash flows, discount rates, royalty rates and remaining useful lives that can differ materially from actual results.
The current accounting standards requires us to record inventories at their respective fair values as of the acquisition date. To estimate the fair values of inventories acquired, we estimated the approximate selling price of these inventories and then subtracted the necessary expenses to sell and support the sale of these inventories. Specifically, the estimated selling price of the inventory was estimated by “grossing up” the inventories book values by an expected gross profit margin. We then subtract only certain operating expenses that would be incurred to dispose of the inventory items.
The current accounting standards, as previously noted, requires us to report the fair values of acquired tangible and intangible assets at the acquisition date fair value. In relation to our two most recent acquisitions previously noted, inventories were written up a net amount of $1.6 million and the acquired intangible assets (consisting of customer relationships, trade names, technology, and customer backlog) were valued at $10 million. For the year ended December 31, 2010, our operating income of $28.5 million was decreased by $1.7 million for the sales of acquired finished goods inventories that had been recorded at acquisition date fair value coupled with $.9 million of intangible amortization expense. Also, our 2011 operating results will be impacted by $.6 million as the result of amortizing the fair value of inventories and intangible amortization expense.
Operating results were also impacted by acquisition related costs of $1.1 million for the twelve month period ended December 31, 2010. These costs were for legal, accounting, valuation, other professional services and travel related costs. These costs were included in general and administrative costs in our statement of consolidated income.
DISCONTINUED OPERATONS
Our consolidated financial statements were impacted by the divestiture of Superior Modular Products (SMP) on May 30, 2008. We sold our SMP subsidiary for $11.7 million, which resulted in a $.8 million gain, net of tax, and included $1.5 million to be held in escrow for one year. We have not provided any significant continuing involvement in the operations of SMP after the closing of the sale. For tax purposes, the sale of SMP generated a capital loss, which was not deductible except for amounts used to offset capital gains in 2008 and 2009. A full valuation allowance was provided against the deferred tax asset on the remaining portion of the capital loss carryover. The operating results of SMP are presented in our statements of consolidated income as discontinued operations, net of tax. For the year ended December 31, 2008, income from discontinued operation, net of tax was $.9 million, or $.16 per diluted share.
MARKET OVERVIEW
Our business continues to be concentrated in the energy, communications and solar markets. During the past several years, industry consolidation continued as distributors and service provider consolidations took place in our major markets. This trend is expected to continue in 2011. The sluggish global economy coupled with a depressed U.S. housing market has and could continue to affect construction projects and negatively impact growth opportunities in our core markets in the U.S. and countries such as Spain, Poland and Great Britain where the financial situation is expected to be similar going forward.

In 2010, we again experienced growth in our energy and solar markets. We continued to see the investment in renewable energy projects, new transmission grids, new technologies, and upgrading and maintenance of the existing energy infrastructure. We expect the distribution energy market to be relatively flat in 2011 but anticipate continued growth in demand for transmission and fiber optic products.
We believe that the acquisition of Dulmison from Tyco Electronics in December 2009 and Electropar in July 2010 have further contributed to the Company’s leadership position and will enable the Company to enhance the scope of its product lines and the technology it provides to this important market. Dulmison’s spacer, spacer-damper and stockbridge damper product lines fit well and complement PLP’s product offerings and enable the Company to offer the most comprehensive line of products in the industry. We further strengthened our overall presence in the Asia-Pacific region with the acquisition of Electropar in Auckland, New Zealand. Electropar is a manufacturer of substation, distribution and transmission products supplying both the Australian and New Zealand electricity markets. With demand for electrical power continuing to increase, especially in many fast growing areas of the world, the Company’s leadership position in the market will enable it to take advantage of prospects for continued growth as the transmission grid is enhanced and extended.
Our international business is more concentrated in the energy markets. Historically, our international sales were primarily related to the distribution portion of the energy market but have grown through acquisition and new product development to include a significant contribution from the transmission market. We believe that we are well positioned to supply the needs of the world’s diverse energy market requirements as a result of our strategically located operations and array of product designs and technologies.
The Company’s communication business in 2010 faced challenges throughout the world. Many communications customers cut back on capital and operational spending as the global economic downturn negatively impacted consumer spending on communication services. The U.S. was hit especially hard as communication carriers diverted operational funds to wireless communication projects where they could realize a faster return on their spending and investments. Also, the broadband stimulus program that was announced early in 2009 failed to gain additional traction throughout the year and the administrative burden of the program has further delayed the deployment of funds. Through all of this, the Company maintained its focus on the customer and put resources towards new product development efforts. These efforts were directed at customer premise and demarcation applications which are the final connections between the network and the end consumer.
As economic conditions improve and stimulus funds eventually start flowing into projects, we believe our efforts in these areas will lead to growth in the communications business. Opportunities for growth also look promising in Central and South America where deployment of fixed line telecommunications services and broadband penetration rates remain low as a percentage of the total population.
Preface
Our consolidated financial results for the years ended December 31, 2010, 2009, and 2008 include the financial results of our solar energy operation, Direct Power and Water (DPW), acquired on March 22, 2007, Belos, in Poland, acquired on September 6, 2007, BlueSky Energy Pty Ltd. (BlueSky) a joint venture entered into on May 21, 2008, Dulmison, acquired on December 18, 2009, and Electropar, acquired on July 31, 2010.
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. (GAAP). Our discussions of the financial results include non-GAAP measures (primarily the impact of foreign currency and the gain on acquisition of business under FASB ASC 805 (“bargain purchase gain”) noted below) to provide additional information concerning our financial results and provide information that is useful to the assessment of our performance and operating trends.

Our net sales for the year ended December 31, 2010 increased $81.1 million, or 32%, compared to 2009. Our net sales increase was caused by a 41% increase in foreign net sales in addition to a 20% increase in U.S. net sales. Our foreign and U.S. net sales increases were primarily attributable to global business combinations, new business, improving market conditions, particularly outside the U.S., and favorable foreign currency exchange rates. Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies strengthen against the U.S. dollar, our revenues and costs increase as the foreign currency-denominated financial statements translate into more dollars. The fluctuations of foreign currencies during 2010, especially the Australian dollar, South African rand and Brazilian real, had a positive impact on net revenues of $14.1 million as compared to 2009. Excluding the effect of currency translation, 2010 net sales increased in all four of our reportable segments compared to 2009. Our gross profit decreased to 32% from 33% in 2009 as a percentage of net sales mostly due to an overall increase in raw material costs. Excluding the effect of currency translation, gross profit increased $18.6 million, or 22%, compared to 2009. Overall, cost and expenses, as a percentage of net sales, decreased 2% points compared to 2009. Excluding the effect of currency translation, costs and expenses increased $11.7 million, or 18%, as both U.S. and foreign costs and expenses increased 18%. The primary reasons costs and expenses increased compared to 2009 was due to continued investment in personnel, research and engineering costs, acquisition and integration related costs, and amortization expense related to acquired intangible assets. Excluding the effect of currency translation and as a result of the preceding, operating income of $28.5 million increased $7.5 million, or 39%. Due to the acquisition of Dulmison, we realized a $9.1 million bargain purchase gain which was included in Other income (expense) in December 2009. Net income in 2010 of $23 million increased $.2 million compared to 2009. Excluding the bargain purchase gain from 2009, net income would have increased $9.3 million compared to 2009.
Despite the global economic conditions, we are seeing an improvement in our global marketplace and our financial condition continues to remain strong. We continue to generate cash flows from operations, have proactively managed working capital and have controlled capital spending. We currently have a debt to equity ratio of 6% and can borrow needed funds at an attractive interest rate under our credit facility. While current worldwide conditions necessitate that we concentrate our efforts on maintaining our financial strength, we believe there are many available opportunities for growth. We will pursue these opportunities as appropriate in the current environment in order to improve our competitive position in the future.
The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the years ended December 31, 2010, 2009 and 2008. The Company’s past operating results are not necessarily indicative of future operating results.

	Year ended December 31
Thousands of dollars	2010		2009		2008

Net sales	$338,305	100%	$257,206	100%	$269,742	100%
Cost of products sold	230,089	68%	172,438	67%	182,475	68%

GROSS PROFIT	108,216	32%	84,768	33%	87,267	32%
Costs and expenses	79,736	24%	65,308	25%	63,279	23%
OPERATING INCOME	28,480	8%	19,460	8%	23,988	9%
Other income	1,703	1%	10,133	4%	772	0%

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	30,183	9%	29,593	12%	24,760	9%
Income taxes	7,175	2%	6,760	3%	7,718	3%

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	23,008	7%	22,833	9%	17,042	6%
Income from discontinued operations, net of tax	—	0%	—	0%	869	0%

NET INCOME	$23,008	7%	$22,833	9%	$17,911	7%

2010 Results of Operations compared to 2009
Highlights:
•	Net Sales increased 32% to $338.3 million, a record for the Company, from $257.2 million in 2009.

•	Operating income increased 46% to $28.5 million from $19.5 million in 2009.

•	Net income of $23 million was also a record for the Company.

•	Bank debt to equity ratio of 6% and 4% as of December 31, 2010 and 2009.

Net Sales. In 2010, net sales were $338.3 million, an increase of $81.1 million, or 32%, compared to 2009. Excluding the effect of currency translation, net sales increased $67 million as summarized in the following table:

	Year ended December 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	tranlation	change
Net sales
PLP-USA	$118,325	$103,910	$14,415	$—	$14,415	14%
The Americas	79,695	62,161	17,534	5,567	11,967	19
EMEA	50,073	46,863	3,210	1,007	2,203	5
Asia-Pacific	90,212	44,272	45,940	7,502	38,438	87

Consolidated	$338,305	$257,206	$81,099	$14,076	$67,023	26%

The increase in PLP-USA net sales of $14.4 million, or 14%, was due to a sales volume increase of $10.4 million and sales mix increases of $6.5 million partially offset by lower average prices when compared to 2009. We estimate that approximately $10 million of the $14.4 million increase in PLP-USA net sales is attributable to the acquisition of Dulmison in December 2009. International net sales for the year ended December 31, 2010 were favorably affected by $14.1 million when local currencies were converted to U.S. dollars. The following discussions of international net sales exclude the effect of currency translation. The Americas net sales of $79.7 million increased $12 million, or 19%, primarily due to the increased volume in solar sales coupled with stronger overall market demand in energy volume sales in the region. In EMEA, net sales increased $2.2 million, or 5%, due to stronger market conditions in the region, particularly in the market in Poland due to the strengthening of Poland’s economy. In Asia-Pacific, net sales increased $38.4 million, or 87%. Approximately $33.3 million was generated by our two most recent acquisitions. The balance was due to an increase in sales volume.
Gross Profit. Gross profit of $108.2 million for 2010 increased $23.4 million, or 28%, compared to 2009. Excluding the effect of currency translation, gross profit increased 22% as summarized in the following table:

	Year Ended December 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	translation	change

Gross profit
PLP-USA	$37,946	$33,727	$4,219	$—	$4,219	13%
The Americas	23,105	20,535	2,570	1,742	828	4
EMEA	17,070	15,354	1,716	482	1,234	8
Asia-Pacific	30,095	15,152	14,943	2,585	12,358	82

Consolidated	$108,216	$84,768	$23,448	$4,809	$18,639	22%

PLP-USA gross profit of $37.9 million increased $4.2 million compared to 2009. PLP-USA gross profit increased $7.4 million due to higher sales partially offset by an increase in material costs of $1.8 million coupled with an increase in personnel related costs of $.8 million and increased freight of $.6 million on greater net sales. International gross profit for the year ended December 31, 2010 was favorably impacted by $4.8 million when local currencies were translated to U.S. dollars. The following discussion of international gross profit excludes the effect of currency translation. The Americas gross profit increase of $.8 million was primarily the result of $3.1 million from higher net sales partially offset by a decrease in production margins of $2.2 million coupled with slightly higher overall material costs in the region. The EMEA gross profit increase of $1.2 million was the result of $.6 million from higher net sales coupled with better product margins. Asia-Pacific gross profit of $30.1 million increased $12.4 million compared to 2009. The majority of the increase in gross profit was related to the sales realized through the acquisitions of Dulmison in December 2009 and Electropar in July 2010.

Our 2010 gross profit was impacted by the sale of inventories which were adjusted to fair value on their respective acquisition dates. The Dulmison and Electropar acquisitions were accounted for pursuant to the current business combination standards. In accordance with the standards, we recorded, as of their respective acquisition dates, the acquired inventories at their respective fair values. We have sold and therefore recognized $1.7 million of the acquired finished goods inventories fair value adjustment in Cost of products sold.
Costs and expenses. Cost and expenses of $79.7 million for the year ended December 31, 2010 increased $14.4 million, or 22%, compared to 2009. Excluding the effect of currency translation, costs and expenses increased 18% as summarized in the following table:

	Year ended December 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	translation	change
Costs and expenses
PLP-USA	$39,110	$33,872	$5,238	$—	$5,238	15%
The Americas	13,198	9,982	3,216	1,010	2,206	22
EMEA	8,415	8,940	(525)	145	(670)	(7)
Asia-Pacific	19,013	12,514	6,499	1,571	4,928	39

Consolidated	$79,736	$65,308	$14,428	$2,726	$11,702	18%

PLP-USA costs and expenses increased $5.2 million primarily due to an increase in personnel related costs of $2.2 million, $.4 million due to an increase in travel related expenses, an increase in commission expense of $.7 million due to the increase and mix of commissionable sales, a $1 million increase in consulting expense and a $.1 million increase in intangible asset amortization expense related to the Dulmison acquisition. PLP-USA costs and expenses also increased $.9 million due to a decrease in other operating income primarily related to a $.4 million lower cash surrender value on life insurance policies compared to 2009, a decrease on gains on sale of capital assets of $.3 million and a decrease of $.1 million due to a lower gain on foreign currency translations. International costs and expenses for the year ended December 31, 2010 were unfavorably impacted by $2.7 million when local currencies were translated to U.S. dollars compared to 2009. The following discussions of international costs and expenses exclude the effect of currency translation. The Americas costs and expenses increased $2.2 million primarily due to an increase in employee headcount in the region, mainly attributable to our investment in research and engineering to support our future growth, coupled with higher personnel related costs and $.5 million related to higher sales commissions. EMEA costs and expenses decreased $.7 million. EMEA’s costs and expenses decrease was due to a $1.4 million gain on currency transactions partially offset by an increase in employee related costs coupled with higher sales commissions of $.2 million. Asia-Pacific costs and expenses increased $4.9 million compared to 2009. The Dulmison and Electropar acquisitions added $4 million to costs and expenses compared to 2009. Also contributing $.9 million to the costs and expenses increase was our legacy locations located in our Asia-Pacific reportable segment. The increase in our legacy locations costs and expenses was primarily due to personnel related costs coupled with higher depreciation expense and research and engineering costs. Overall, Asia-Pacific costs and expenses for the year ended December 31, 2010 were $.8 million higher due to the aggregate amortization expense of intangible assets acquired in our Dulmison and Electropar business combinations. Asia-Pacific commissions increased $.3 million compared to 2009. Also, Asia-Pacific recognized $1.7 million in December 2009 related to employee termination benefits for certain Dulmison employees related to the Dulmison Australia asset acquisition.
Other income. Other income for the year ended December 31, 2010 of $1.7 million was $8.4 million lower compared to 2009. The primary reason was in December 2009, we recorded a $9.1 million bargain purchase gain related to the acquisition of Dulmison. Partially offsetting the bargain purchase gain in 2009 was a $1.2 million gain realized in 2010 as a result of revaluing our forward foreign exchange contract to fair value. This forward foreign exchange contract was entered into on June 7, 2010 to reduce our exposure to foreign currency rate changes related to the purchase price of Electropar, which closed on July 31, 2010. Also contributing to the decrease in other income was a $.3 million increase in non-operational expenses related to our foreign jurisdictions coupled with the increase in interest expense at several of our foreign and domestic locations.

Income taxes. Income taxes for the year ended December 31, 2010 of $7.2 million were $.4 million higher than 2009. The effective tax rate on net income was 23.8% and 22.8% in 2010 and 2009, respectively. The 2010 effective tax rate is lower than the 35% US federal statutory tax rate primarily due to increased earnings in jurisdictions with lower tax rates than the US federal statutory rate in jurisdictions where such earnings are permanently reinvested and the recognition of previously unrecognized tax benefits resulting from expiration of statutes of limitation. The 2009 effective tax rate is lower than the US federal 34% statutory tax rate primarily due to the bargain purchase gain not being recognized for tax purposes, increased earnings in jurisdictions with lower tax rates than the US federal statutory rate in jurisdictions where such earnings are permanently reinvested, and the recognition of previously unrecognized tax benefits resulting from expiration of statutes of limitation.
Net income. As a result of the preceding items, net income for the year ended December 31, 2010 was $23 million, compared to $22.8 million for the year ended December 31, 2009. Excluding the effect of currency translation, net income decreased $.9 million as summarized in the following table:

	Year ended December 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2010	2009	Change	translation	translation	change
Net income
PLP-USA	$4,687	$4,352	$335	$—	$335	8%
The Americas	6,356	6,763	(407)	471	(878)	(13)
EMEA	6,031	3,528	2,503	176	2,327	66
Asia-Pacific	5,934	8,190	(2,256)	467	(2,723)	(33)

Consolidated	$23,008	$22,833	$175	$1,114	$(939)	(4)%

PLP-USA net income increased $.3 million as a result of an increase in operating income of $.2 million coupled with an increase in other income of $.4 million partially offset by an increase in income taxes. International net income for the year ended December 31, 2010 was favorably affected by $1.1 million when local currencies were converted to U.S. dollars. The following discussion of international net income excludes the effect of currency translation. The Americas net income decreased $.9 million due primarily to the $1.4 million decrease in operating income coupled with the $.2 million decrease in other income partially offset by lower taxes of $.8 million. EMEA net income increased $2.3 million primarily as a result of the increase in operating income of $2.5 million partially offset by a decrease in other income and income taxes. Asia-Pacific net income decreased $2.7 million primarily as a result of the $8.5 million decrease in other income, primarily due to the bargain purchase gain realized in December 2009, coupled with $.5 million from an increase in income taxes partially offset by $6.3 million from higher operating income.
2009 Results of Operations compared to 2008
Net Sales. In 2009, net sales were $257.2 million, a decrease of $12.5 million, or 5%, from 2008. Excluding the effect of currency translation, net sales decreased $.4 million as summarized in the following table:

	Year ended December 31,
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	tranlation	change
Net sales
PLP-USA	$103,910	$111,721	$(7,811)	$—	$(7,811)	(7)%
The Americas	62,161	60,343	1,818	(3,714)	5,532	9
EMEA	46,863	59,224	(12,361)	(6,743)	(5,618)	(9)
Asia-Pacific	44,272	38,454	5,818	(1,727)	7,545	20

Consolidated	$257,206	$269,742	$(12,536)	$(12,184)	$(352)	—%

The decrease in PLP-USA net sales of $7.8 million, or 7%, was due to approximately 80% sales volume due to weaker market demand and 20% mix decreases. International net sales in 2009 were unfavorably affected by $12.2 million when converted to U.S. dollars, as a result of a stronger U.S dollar to certain foreign currencies. The following discussions of international net sales exclude the effect of currency translation. The Americas net sales of $62.2 million increased $5.5 million, or 9% compared to 2008 primarily as a result of increased volume in energy sales coupled with an increase in solar sales. Also, net sales were $.7 million higher due to the settlement of sales tax related proceedings with Brazil’s government. Our Brazil operation determined that their location paid higher sales related taxes due to the country’s high index of inflation from 1988-1995. In December 2009, Brazil settled legal proceedings, receiving $.7 million in refunds. Historically these sales related taxes were an offset against net sales, and Brazil recorded these tax credits in net sales for December 2009. EMEA net sales decreased $5.6 million, or 9%, primarily due to lower sales volume. The sales volume declines in Europe, were directly related to the continuation of the slow European economy in those regions. Asia-Pacific net sales increased $7.5 million, or 20%, compared to 2008. The net sales increase is primarily related to an overall increase in sales growth/ volume in the region, coupled with better product mix and higher sales due to our BlueSky acquisition contributing sales for the full year of 2009.
Gross Profit. Gross Profit of $84.8 million for 2009 decreased $2.5 million, or 3%, compared to 2008. Excluding the effect of currency translation, gross profit increased 2% as summarized in the following table:

	Year ended December 31,
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change
Gross profit
PLP-USA	$33,727	$35,973	$(2,246)	$—	$(2,246)	(6)%
The Americas	20,535	18,616	1,919	(1,133)	3,052	16
EMEA	15,354	19,113	(3,759)	(2,127)	(1,632)	(9)
Asia-Pacific	15,152	13,565	1,587	(584)	2,171	16

Consolidated	$84,768	$87,267	$(2,499)	$(3,844)	$1,345	2%

PLP-USA gross profit of $33.7 million decreased by $2.2 million compared to 2008. PLP-USA gross profit decreased due to lower sales volume partially offset by slightly improved product margins. The following discussion of international gross profit excludes the effect of currency translation. The Americas gross profit increase of $3.1 million was the result of $1.7 million from higher net sales coupled with improved product margins. Contributing to The Americas’s overall increase in gross profit of $1.3 million was the $.7 million Brazil sales tax related settlement in December 2009 as noted in the Net Sales discussion. EMEA gross profit decrease of $1.6 million was the result of $1.2 million from lower net sales coupled with a decrease in production margin of $1.2 million partially offset by lower material costs. The Asia-Pacific gross profit of $2.2 million was the result of $3.1 million from higher net sales coupled with an improvement in manufacturing efficiencies of $1.3 million partially offset by an increase in material costs of $2.2 million.

Cost and expenses. Cost and expenses for the year ended December 31, 2009 increased $2 million, or 3%, compared to 2008. Excluding the favorable effect of currency translation, cost and expenses increased 7% as summarized in the following table:

	Year ended December 31,
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change
Costs and expenses
PLP-USA	$33,872	$33,633	$239	$—	$239	1%
The Americas	9,982	10,033	(51)	(899)	848	8
EMEA	8,940	9,438	(498)	(1,469)	971	10
Asia-Pacific	12,514	10,175	2,339	(214)	2,553	25

Consolidated	$65,308	$63,279	$2,029	$(2,582)	$4,611	7%

PLP-USA costs and expenses increased $.2 million primarily due to an increase in employee related costs of $1.6 million, acquisition related costs of $1.2 million, consulting expenses of $.6 million, and repairs and maintenance of $.3 million, partially offset by a decrease in professional fees of $.9 million, travel expenses of $.3 million, and depreciation of $.1 million. This increase was also offset by a reduction in other operating income (expenses) — net due to a gain on foreign currency translations of $1.2 million, gains on sale of capital assets of $.1 million, and an increase in the cash surrender values of life insurance policies of $.5 million. International cost and expenses for the year ended December 31, 2009 were favorably impacted by $2.6 million when international costs in local currency were translated to U.S. dollars compared to 2008. The following discussions of international costs and expenses exclude the effect of currency translation. The Americas costs and expenses increased $.8 million due primarily to higher personnel related costs coupled with an increase in consulting expenses, sales commissions due to higher commissionable sales in the overall segment, and research and engineering related costs. EMEA costs and expenses increased $1 million due to higher personnel related costs coupled with an increase in advertising, administrative and travel expenses. Asia-Pacific costs and expenses increased $2.6 million primarily due to $.5 million related to having a full year of BlueSky’s costs and expenses in 2009, $.4 million related to Dulmison acquisition related costs, an increase in personnel related costs and higher consulting expenses. Asia-Pacific also accrued $1.6 million in December 2009 for employee termination benefits for certain Dulmison employees related to the Dulmison Australia asset acquisition.
Other income. Other income for the year ended December 31, 2009 of $10.1 million increased $9.4 million compared to 2008. In 2009, we recorded a $9.1 million gain related to the acquisition of Dulmison from Tyco Electronics. The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a gain.
Income taxes. Income taxes from continuing operations for the year ended December 31, 2009 of $6.8 million were $1 million lower than 2008. The effective tax rate on income taxes from continuing operations was 22.8% and 31.2% in 2009 and 2008, respectively. The 2009 effective tax rate is lower than the 34% statutory tax rate primarily due to the bargain purchase gain not recognized for tax purposes, increased earnings in jurisdictions with lower tax rates than the US federal statutory tax rate in jurisdictions where such earnings are permanently reinvested, and the recognition of previously unrecognized tax benefits resulting from the expiration of statutes of limitation. The 2008 effective tax rate is lower than the US federal statutory tax rate of 34% primarily due to increased earnings in jurisdictions with lower tax rates than the US federal statutory tax rate in jurisdictions where such earnings are permanently reinvested and the recognition of unrecognized tax benefits resulting from the expiration of statutes of limitation.

Income from continuing operations, net of tax. As a result of the preceding items, income from continuing operations, net of tax, for the year ended December 31, 2009, was $22.8 million, compared to income from continuing operations, net of tax, of $17 million for 2008. Excluding the effect of currency translation income, from continuing operations, net of tax, increased 40% as summarized in the following table:

	Year Ended December 31,
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2009	2008	Change	translation	translation	change
Income from continuing operations, net of tax
PLP-USA	$4,352	$4,877	$(525)	$—	$(525)	(11)%
The Americas	6,763	5,227	1,536	(123)	1,659	32
EMEA	3,528	6,162	(2,634)	(472)	(2,162)	(35)
Asia-Pacific	8,190	776	7,414	(493)	7,907	1,019

	$22,833	$17,042	$5,791	$(1,088)	$6,879	40%

PLP-USA income from continuing operations, net of tax, decreased $.5 million as a result of a $2.4 million decrease in operating income partially offset by the increase in other income of $1.2 million and a decrease in income taxes of $.7 million. The following discussions of international income from continuing operations, net of tax, exclude the effect of currency translation. The Americas income from continuing operations, net of tax, increased $1.7 million primarily as a result of the increase in operating income of $2.2 million partially offset by a increase in income taxes of $.5 million. EMEA income from continuing operations, net of tax, decreased $2.2 million as a result of a $2.6 million decrease in operating income coupled with a decrease in interest income partially offset by a decrease in taxes of $.5 million. Asia-Pacific income from continuing operations, net of tax, increased $7.9 million primarily as a result of an increase in other income (expense) related to the bargain purchase gain of $8.3 million coupled with a decrease in income taxes of $.4 million partially offset by a decrease in operating income.
Working Capital, Liquidity and Capital Resources
Management Assessment of Liquidity
We measure liquidity on the basis of our ability to meet short-term and long-term operating funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividends, business acquisitions, and access to bank lines of credit and our ability to attract long-term capital with satisfactory terms.
Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In 2010, we used cash of $12.3 million for capital expenditures and in July 2010, we completed the acquisition of Electropar for $14.8 million in cash and the assumption of certain liabilities. We believe that the acquisition of Electropar will continue to strengthen our position in the power distribution, transmission and substation hardware markets and expand our presence in the Asia-Pacific region. Additional information regarding business acquisitions is included in Note M — Business Combinations in the Notes to the Consolidated Financial Statements.
We ended the fourth quarter of 2010 with $22.7 million of cash and cash equivalents. The Company has adequate sources of liquidity and we believe we have the ability to generate cash to meet existing or reasonably likely future cash requirements. Our cash and cash equivalents are held in various locations throughout the world and are unrestricted. At December 31, 2010, the majority of our cash and cash equivalents are held outside the U.S. We expect accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.
We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Our financial position remains strong and our current ratio at December 31, 2010 and 2009 was 3.0 to 1. At December 31, 2010, our unused availability under our main credit facility was $21.7 million and our bank debt to equity percentage was 6%. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At December 31, 2010, we were in compliance with these covenants.
We expect that our major source of funding for 2011 and beyond will be our operating cash flows and our existing cash and cash equivalents. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our borrowing capacity provides substantial financial resources. We do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.
Sources and Uses of Cash
Cash decreased $1.4 million for the year ended December 31, 2010. Net cash provided by operating activities was $28.5 million. The major investing and financing uses of cash were capital expenditures of $12.3 million, business acquisitions of $14.3 million, net of cash acquired, and dividends of $4.3 million partially offset by net debt borrowings of $2.1 million.
Net cash provided by operating activities decreased $.3 million compared to 2009 primarily as a result of an increase in operating assets (net of operating liabilities) of $10.1 million offset by an increase in net income of $.2 million and an increase in non-cash items of $9.5 million (2009 included a non-cash bargain purchase gain of $9.1 million).
Net cash used in investing activities of $25.8 million represents an increase of $3.1 million when compared to cash used in investing activities in 2009. In July 2010, we purchased Electropar for NZ$20.3 million or $14.8 million, including cash acquired of $.4 million. In December 2009, we purchased from Tyco Electronics Group S.A. its Dulmison business for $16 million, including cash acquired of $4.1 million. We realized a bargain purchase gain of $9.1 million on our purchase of the Dulmison business. In October 2009, we formed a joint venture with Proxisafe Ltd for an initial cash payment of $.5 million. Additional payouts during 2009 for acquisitions of $.8 million were for DPW contingent consideration payments. Capital expenditures increased $1.6 million in the year ended December 31, 2010 when compared to the same period in 2009 primarily related to machinery and equipment investments at the majority of our locations.
Cash used in financing activities was $2.9 million compared to $3.2 million in 2009. This decrease was primarily a result of higher debt borrowings in 2010 compared to 2009 partially offset by common shares repurchased of $1.1 million during 2010.
We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and capital leases primarily for equipment. One such lease is for our aircraft with a lease commitment through April 2012. Under the terms of the lease, we maintain the risk to make up a deficiency from market value attributable to damage, extraordinary wear and tear, excess air hours or exceeding maintenance overhaul schedules required by the Federal Aviation Administration. At the present time, we believe our risks, if any, to be small because the estimated market value of the aircraft approximates its residual value.

Contractual obligations and other commercial commitments are summarized in the following tables:

	Payments Due by Period
		Less than 1			After 5
Contractual Obligations	Total	year	1-3 years	4-5 years	years
Thousands of dollars

Notes payable to bank (A)	$1,246	$1,246	$—	$—	$—
Long-term debt (B)	10,865	1,370	9,495	—	—
Capital leases	590	189	268	133	—
Operating leases	17,011	2,525	2,755	1,448	10,283
Purchase commitments	9,641	9,641	—	—	—
Acquisition related obligations (C)	483	483	—	—	—
Pension contribution and other retirement plans (D)	1,130	1,130	—	—	—
Income taxes payable, non-current (E)	—	—	—	—	—

	Amount of Commitment Expiration by Period
		Less than 1			After 5
Other Commercial Commitments	Total	year	1-3 years	4-5 years	years
Thousands of dollars

Letters of credit	$6,901	$5,152	$1,676	$73	$—
Guarantees	2,357	371	1,986	—	—

(A)	Interest on short-term debt is included in the table at interest rates of 5.3% to28.62% in effect at December 31, 2010.

(B)	Interest on long-term debt is included in the table at interest rates from .7% to 5.83% based on the variable interest rates in effect at December 31, 2010.

(C)	As part of the Purchase Agreement to acquire Electropar, the Company may be required to make an additional earn-out consideration payment up to NZ$2 million or $1.5 million US dollar based on Electropar achieving a financial performance target (Earnings Before Interest, Taxes, Depreciation and Amortization) over the 12 months ending July 31, 2011. The fair value of the contingent consideration arrangement is determined by estimating the expected (probability-weighted) earn-out payment discounted to present value, which includes increases in net present value due to the passage of time.

(D)	Amount represents the expected contribution to the Company’s defined benefit pension plan in 2011. Future expected amounts have not been disclosed as such amounts are subject to change based on performance of the assets in the plan as well as the discount rate used to determine the obligation. At December 31, 2010, the Company’s unfunded contractual obligation was $9.5 million. The Company’s Supplemental Profit Sharing Plan accrued liability at December 31, 2010 was $1.9 million.

(E)	As of December 31, 2010, there were $1.8 million of tax liabilities, including interest and penalties, related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, the Company is unable to estimate the years in which cash settlement may occur with the respective tax authorities.
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

Sales Recognition
Our revenue recognition policies are in accordance with FASB ASC 605, Revenue Recognition. We recognize sales when title passes to the customer either when goods are shipped or when they are delivered based on the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectability is reasonably assured. Revenue related to shipping and handling costs billed-to customers are included in net sales and the related shipping and handling costs are included in cost of products sold.
Receivable Allowances
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2010, we recorded a provision for doubtful accounts of $.5 million. The allowance for doubtful accounts represents approximately 2% of our trade receivables at December 31, 2010 and 2009.
Reserve for credit memos
We maintain an allowance for future sales credits related to sales recorded during the year. Our estimated allowance is based on historical sales credits issued in the subsequent year related to the prior year and any significant open return good authorizations as of the balance sheet date. Our allowance is updated on a quarterly basis. The reserve for credit memos represents 1% of our trade receivables at December 31, 2010 and less than 1% of our trade receivables at December 31, 2009.
Excess and Obsolescence Reserves
We provide excess and obsolescence reserves to state inventories at the lower of cost or estimated market value. We identify inventory items which have had no usage or are in excess of the usages over the historical 12 to 24 months. A management team with representatives from marketing, manufacturing, engineering and finance reviews these inventory items, determines the disposition of the inventory and assesses the estimated market value based on their knowledge of the product and market conditions. These conditions include, among other things, future demand for product, product utility, unique customer order patterns or unique raw material purchase patterns, changes in customer and quality issues. At December 31, 2010 and 2009, the allowance for excess and obsolete inventory was 6% and 8%, respectively, of gross inventory. If the impact of market conditions deteriorates from those projected by management, additional inventory reserves may be necessary.
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
Goodwill
We perform our annual impairment test for goodwill utilizing a discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. We then compare the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly changed. However, we believe that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.

Our measurement date for our annual impairment test is January 1 of each year. We perform interim impairment tests if trigger events or changes in circumstances indicate the carrying amount may be impaired. There were no trigger events during 2010 and as such, only an annual impairment test was performed.
Deferred Tax Assets
Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. We establish a valuation allowance to record our deferred tax assets at an amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to expense in the period such determination was made.
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
Under FASB ASC 740 (formerly FIN 48), tax benefits from uncertain tax positions that reduce our current or future income tax liability, are reported in our financial statements only to the extent that each benefit was recognized and measured under a two step approach. The first step requires us to assess whether each tax position based on its technical merits and facts and circumstances as of the reporting date, is more-likely-than-not to be sustained upon examination. The second step measures the amount of tax benefit that we recognize in the financial statements, based on a cumulative probability approach. A tax position that meets the more-likely-than-not threshold that is not highly certain is measured based on the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming that the tax authority has examined the position and has full knowledge of all relevant information.
FASB ASC 740 requires subjectivity of judgments to identify outcomes and to assign probability in order to estimate the settlement amount. We provide estimates in order to determine settlement amounts. During the year ended December 31, 2010, we recognized a benefit of less than $.1 million of uncertain tax positions. At December 31, 2010, the total reserve for uncertain tax positions is $1.1 million.
Pensions
We record obligations and expenses related to pension benefit plans based on actuarial valuations, which include key assumptions on discount rates, expected returns on plan assets and compensation increases. These actuarial assumptions are reviewed annually and modified as appropriate. The effect of modifications is generally recorded or amortized over future periods. The discount rate of 5.6% at December 31, 2010 reflects an analysis of yield curves as of the end of the year and the schedule of expected cash needs of the plan. The expected long-term return on plan assets of 8.0% reflects the plan’s historical returns and represents our best estimate of the likely future returns on the plan’s asset mix. We believe the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries. However, an increase in the discount rate would decrease the plan obligations and the net periodic benefit cost, while a decrease in the discount rate would increase the plan obligations and the net periodic benefit cost. In addition, an increase in the expected long-term return on plan assets would decrease the net periodic pension cost, while a decrease in expected long-term return on plan assets would increase the net periodic pension cost.

Recently Adopted Accounting Pronouncements
In June 2009, the FASB updated guidance included in FASB ASC 810-10, related to the consolidation of variable interest entities. This guidance will require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. In addition, this updated guidance amends the quantitative approach for determining the primary beneficiary of a variable interest entity. FASB ASC 810-10 amends certain guidance for determining whether an entity is a variable interest entity and adds additional reconsideration events for determining whether an entity is a variable interest entity. Further, this guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This updated guidance is effective as of the beginning of the first annual reporting period and interim reporting periods that begin after November 15, 2009. The adoption of this guidance did not have an impact on our consolidated financial statements or disclosures.
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
Recently Issued Accounting Pronouncements
Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the FASB in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.
We consider the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or have minimal impact on our consolidated financial position and results of operations.
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not expect that the adoption of ASU 2009-13 will have a material impact on our consolidated results of operations or financial condition.
In December 2010, the FASB issued ASU No. 2010-29, which updates the guidance in FASB ASC Topic 805, Business Combinations. The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by FASB ASC 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We believe the adoption of this guidance will not have an impact on our consolidated financial position or results of operations.

In December 2010, the FASB issued ASU No. 2010-28, which updates the guidance in FASB ASC Topic 350, Intangibles—Goodwill & Other. The amendments in ASU 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in ASU 2010-28 modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance will become effective for us at the beginning of our second quarter of fiscal 2011. The adoption of this guidance is not expected to have an impact on our financial position or results of operations.

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
The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $11.9 million at December 31, 2010. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.1 million for the year ended December 31, 2010.
The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $4.1 million and on income before tax of less than $.2 million.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of Preformed Line Products Company
We have audited the accompanying consolidated balance sheets of Preformed Line Products Company as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Preformed Line Products Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note B to the financial statements, in 2009 the Company changed its method of computing depreciation from an accelerated method to a straight-line method for the Company’s assets in the United States. Also, as discussed in Note A to the financial statements, in 2009 the Company changed its method of accounting for business combinations.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Preformed Line Products Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2011 expressed an unqualified opinion thereon.
/s/Ernst & Young LLP
Cleveland, Ohio
March 11, 2011

PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
	2010	2009
	(Thousands of dollars, except
	share and per share data)

ASSETS
Cash and cash equivalents	$22,655	$24,097
Accounts receivable, less allowances of $1,213 ($995 in 2009)	56,102	49,245
Inventories — net	73,121	56,036
Deferred income taxes	4,784	2,737
Prepaids	9,069	4,263
Other current assets	1,611	2,062

TOTAL CURRENT ASSETS	167,342	138,440

Property and equipment — net	76,266	67,766
Other intangibles — net	12,735	8,087
Goodwill	12,346	6,925
Deferred income taxes	3,615	4,877
Other assets	8,675	9,277

TOTAL ASSETS	$280,979	$235,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$1,246	$3,181
Current portion of long-term debt	1,276	1,330
Trade accounts payable	27,001	18,764
Accrued compensation and amounts withheld from employees	9,848	8,345
Accrued expenses and other liabilities	9,088	8,375
Accrued profit-sharing and other benefits	4,464	3,890
Dividends payable	1,087	1,076
Income taxes payable and deferred income taxes	2,548	1,379

TOTAL CURRENT LIABILITIES	56,558	46,340

Long-term debt, less current portion	9,374	3,099
Unfunded pension obligation	9,473	8,678
Income taxes payable, noncurrent	1,768	1,898
Deferred income taxes	3,606	1,515
Other noncurrent liabilities	4,735	3,021

SHAREHOLDERS’ EQUITY
PLPC Shareholders’ equity:
Common shares — $2 par value per share, 15,000,000 shares authorized, 5,270,977 and 5,248,298 issued and outstanding, net of 586,746 and 554,059 treasury shares at par, respectively	10,542	10,497
Common shares issued to rabbi trust	(1,200)	—
Paid in capital	8,748	5,885
Retained earnings	184,060	165,953
Accumulated other comprehensive loss	(6,010)	(11,369)

TOTAL PLPC SHAREHOLDERS’ EQUITY	196,140	170,966

Noncontrolling interest	(675)	(145)

TOTAL SHAREHOLDERS’ EQUITY	195,465	170,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$280,979	$235,372

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME

	Year ended December 31
	2010	2009	2008
	(In thousands, except per share data)
Net sales	$338,305	$257,206	$269,742
Cost of products sold	230,089	172,438	182,475

GROSS PROFIT	108,216	84,768	87,267

Costs and expenses
Selling	29,520	22,702	23,555
General and administrative	39,865	33,993	30,014
Research and engineering	12,040	9,216	8,870
Other operating (income) expenses — net	(1,689)	(603)	840

	79,736	65,308	63,279

OPERATING INCOME	28,480	19,460	23,988

Other income (expense)
Gain on acquisition of business	—	9,087	—
Interest income	374	380	846
Interest expense	(649)	(523)	(544)
Other income	1,978	1,189	470

	1,703	10,133	772

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	30,183	29,593	24,760

Income taxes	7,175	6,760	7,718

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	23,008	22,833	17,042

Income from discontinued operations, net of tax	—	—	869

NET INCOME	23,008	22,833	17,911

Net income (loss) attributable to noncontrolling interest, net of tax	(105)	(524)	288

NET INCOME ATTRIBUTABLE TO PLPC	$23,113	$23,357	$17,623

BASIC EARNINGS PER SHARE
Income per share from continuing operations attributable to PLPC common shareholders	$4.41	$4.46	$3.17

Discontinued operations attributable to PLPC common shareholders	$—	$—	$0.17

Net income attributable to PLPC common shareholders	$4.41	$4.46	$3.34

DILUTED EARNINGS PER SHARE
Income per share from continuing operations attributable to PLPC shareholders	$4.33	$4.35	$3.14

Discontinued operations attributable to PLPC common shareholders	$—	$—	$0.16

Net incme attributable to PLPC common shareholders	$4.33	$4.35	$3.30

Cash dividends declared per share	$0.80	$0.80	$0.80

Weighted-average number of shares outstanding — basic	5,242	5,232	5,279

Weighted-average number of shares outstanding — diluted	5,335	5,366	5,339

Amount attributable to PLPC common shareholders
Income from continuing operations, net of tax	$23,113	$23,357	$16,754
Discontinued operations, net of tax	—	—	869

Net Income	$23,113	$23,357	$17,623

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year ended December 31
	2010	2009	2008
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$23,008	$22,833	$17,911
Less: income from discontinued operations	—	—	869

Income from continuing operations	23,008	22,833	17,042

Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	9,394	7,249	8,549
Provision for accounts receivable allowances	661	546	586
Provision for inventory reserves	767	2,395	1,161
Deferred income taxes	(900)	682	(845)
Share-based compensation expense	2,966	1,962	507
Excess tax benefits from share-based awards	(73)	(122)	(56)
Net investment in life insurance	(74)	(489)	50
Gain on acquisition of business	—	(9,087)	—
Other — net	(301)	(232)	(41)
Changes in operating assets and liabilities:
Accounts receivable	(4,977)	(594)	(4,603)
Inventories	(8,268)	922	(9,499)
Trade accounts payables and accrued liabilities	8,429	3,750	5,663
Income taxes payable	383	781	(2,251)
Other — net	(2,327)	(1,581)	1,048

NET CASH PROVIDED BY OPERATING ACTIVITIES	28,688	29,015	17,311

INVESTING ACTIVITIES
Capital expenditures	(12,274)	(10,667)	(10,011)
Business acquisitions, net of cash acquired	(14,324)	(13,199)	(3,839)
Proceeds from the sale of discontinued operations	—	750	11,105
Proceeds from the sale of property and equipment	757	422	333
Proceeds on life insurance	—	3,082	—
Payments on life insurance	—	(3,082)	—

NET CASH USED IN INVESTING ACTIVITIES	(25,841)	(22,694)	(2,412)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	4,470	—	(486)
Proceeds from the issuance of long-term debt	130	1,330	6,984
Payments of long-term debt	(2,465)	(529)	(8,363)
Dividends paid	(4,344)	(4,271)	(4,247)
Excess tax benefits from share-based awards	73	122	56
Proceeds from issuance of common shares	285	352	452
Purchase of common shares for treasury	(1,081)	(168)	(7,457)

NET CASH USED IN FINANCING ACTIVITIES	(2,932)	(3,164)	(13,061)

Effects of exchange rate changes on cash and cash equivalents	(1,357)	1,071	(4,551)

Net increase (decrease) in cash and cash equivalents	(1,442)	4,228	(2,713)

NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS
Operating cash flows	—	—	958
Investing cash flows	—	—	(1,768)

NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(810)

Cash and cash equivalents at beginning of year	24,097	19,869	23,392

CASH AND CASH EQUIVALENTS AT END OF YEAR	$22,655	$24,097	$19,869

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

					Accumulated Other
					Comprehensive Income (Loss)
		Common			Cumulative	Unrecognized
	Common	Shares Issued	Paid in	Retained	Translation	Pension	Non-controlling
	Shares	to Rabbi Trust	Capital	Earnings	Adjustment	Benefit Cost	interests	Total
	(In thousands, except share and per share data)

Balance at January 1, 2008	$10,762	$—	$2,720	$140,339	$(2,848)	$(1,252)	$904	$150,625

Noncontrolling interest of business acquisition							(405)	(405)

Net income				17,623			288	17,911
Foreign currency translation adjustment					(15,419)		(51)	(15,470)
Recognized net acturial loss net of tax provision of $23						39		39
Loss on unfunded pension obligations net of tax benefit of $2,942						(5,031)		(5,031)

Total comprehensive income								(20,462)
Share-based compensation			507	(18)				489
Excess tax benefits from share based awards			56					56
Purchase of 172,726 common shares	(345)			(7,112)				(7,457)
Issuance of 15,600 common shares	31		421					452
Cash dividends declared — $.80 per share				(4,208)				(4,208)

Balance at December 31, 2008	10,448	—	3,704	146,624	(18,267)	(6,244)	736	137,001

Net income				23,357			(524)	22,833
Acquisition of noncontrolling interest			(200)	364			(364)	(200)
Foreign currency translation adjustment					11,679		7	11,686
Recognized net actuarial loss net of tax provision of $207						355		355
Gain on unfunded pension obligations net of tax benefit of $646						1,108		1,108

Total comprehensive income								35,782
Share-based compensation			1,962	(103)				1,859
Excess tax benefits from share based awards			122					122
Purchase of 3,000 common shares	(6)			(99)				(105)
Issuance of 27,468 common shares	55		297					352
Cash dividends declared — $.80 per share				(4,190)				(4,190)

Balance at December 31, 2009	10,497	—	5,885	165,953	(6,588)	(4,781)	(145)	170,821

Net income				23,113			(105)	23,008
Acquisition of noncontrolling interest			(351)	343			(343)	(351)
Foreign currency translation adjustment					5,028		(82)	4,946
Recognized net actuarial loss net of tax provision of $106						174		174
Gain on unfunded pension obligations net of tax benefit of $96						157		157

Total comprehensive income								27,934
Share-based compensation			2,966	(163)				2,803
Excess tax benefits from share based awards			73					73
Purchase of 32,687 common shares	(65)			(995)				(1,060)
Issuance of 14,168 common shares	28		257					285
Restricted shares awards of 41,198	82		(82)					—
Common shares issued to rabbi trust		(1,200)						(1,200)
Cash dividends declared — $.80 per share				(4,191)				(4,191)

Balance at December 31, 2010	$10,542	$(1,200)	$8,748	$184,060	$(1,560)	$(4,450)	$(675)	$195,465

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands of dollars, except share and per share data, unless specifically noted)
Note A — Significant Accounting Policies
Nature of Operations
Preformed Line Products Company and subsidiaries (the “Company”) is a designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, data communication and other similar industries. The Company’s primary products support, protect, connect, terminate and secure cables and wires. The Company also provides solar hardware systems and mounting hardware for a variety of solar power applications. The Company’s customers include public and private energy utilities and communication companies, cable operators, governmental agencies, contractors and subcontractors, distributors and value-added resellers. The Company serves its worldwide markets through strategically located domestic and international manufacturing facilities.
Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries where ownership is greater than 50%. All intercompany accounts and transactions have been eliminated upon consolidation.
Noncontrolling Interests
During 2010, the Company acquired the remaining 3.86% of Belos SA (Belos) shares, a Polish company, for a total ownership interest of 100% of the issued and outstanding shares of Belos. During 2008, the Company entered into a Joint Venture agreement to form a joint venture between the Company’s Australian subsidiary, Preformed Line Products Australia Pty Ltd and BlueSky Energy Pty Ltd. The Company includes Belos and the BlueSky joint venture accounts in its consolidated financial statements, and the noncontrolling interests in Belos, previously, and BlueSky income and net assets are reported in the Noncontrolling interests lines of the Statements of Consolidated Income and the Consolidated Balance Sheets, respectively.
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
Fair Value of Financial Instruments
Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 825, Disclosures about Fair Value of Financial Instruments, requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At December 31, 2010, the fair value of the Company’s long-term debt was estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the analysis performed, the carrying value of the Company’s long-term debt approximates fair value at December 31, 2010.
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
Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying value of the assets might be impaired and the discounted future cash flows estimated to be generated by such assets are less than the carrying value. The Company’s cash flows are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is then reduced to fair value. The estimates of fair value represent the Company’s best estimate based on industry trends and reference to market rates and transactions. The Company did not record any impairments to long-lived assets during the years ended December 31, 2010 and 2009.
Goodwill and Other Intangibles
Goodwill and other intangible assets generally result from business acquisitions. Goodwill and intangible assets with indefinite lives are not subject to amortization, but are subject to annual impairment testing. Intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, technology, customer backlogs, trademarks and land use rights, are generally amortized over periods from two to twenty years. The Company’s intangible assets with finite lives are generally amortized using a projected cash flow basis method over their useful lives unless another method was demonstrated to be more appropriate. Customer relationships and trademark intangibles acquired in 2009 are amortized using a projected cash flow basis method over the period in which the economic benefits of the intangibles are consumed. Customer relationships, technology and trademarks acquired in July 2010 are being amortized using the straight-line method over their useful lives. This method was more appropriate because it better reflected the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up compared to using a projected cash flow basis method. An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis and when events and circumstances warrant an evaluation. The Company assesses intangible assets with a determinable life for impairment consistent with its policy for assessing other long-lived assets. Goodwill and other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may be impaired, or in the case of finite lived intangible assets, when the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses or a significant change in the use of an asset. Impairment charges are recognized pursuant to FASB ASC 350-20, Goodwill. The Company did not record any impairments for goodwill or other intangibles during the years ended December 31, 2010 and 2009.

We perform our annual impairment test for goodwill utilizing a discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. We then compare the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly changed. However, we believe that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.
Our measurement date for our annual impairment test is January 1 of each year. We perform interim impairment tests if trigger events or changes in circumstances indicate the carrying amount may be impaired. There were no trigger events during 2010 and as such, only an annual impairment test was performed.
Sales Recognition
Sales are recognized when products are shipped and the title and risk of loss has passed to unaffiliated customers or when they are delivered based on the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectibility is reasonably assured. Revenue related to shipping and handling costs billed to customers are included in net sales and the related shipping and handling costs are included in cost of products sold.
Research and Development
Research and development costs for new products are expensed as incurred and totaled $1.7 million in 2010, $2.3 million in 2009 and $2 million in 2008.
Income Taxes
Income taxes are computed in accordance with the provisions of FASB ASC 740, Income Taxes. In the Consolidated Financial Statements, the benefits of a consolidated return have been reflected where such returns have or could be filed based on the entities and jurisdictions included in the financial statements. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected on the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
Advertising
Advertising costs are expensed as incurred and totaled $1.6 million in 2010, $1.4 million in 2009 and $1.5 million in 2008.
Foreign Currency Translation
Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the Consolidated Balance Sheet. The translation adjustments are recorded in accumulated other comprehensive income (loss). Revenues and expenses are translated at weighted average exchange rates in effect during the period. Transaction gains and losses arising from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income and expense as incurred. Aggregate transaction gains and losses for the periods ended December 31, 2010, 2009, and 2008 were a $2.4 million gain, $.6 million gain and a $.3 milllion loss, respectively. Upon sale or substantially complete liquidation of an investment in a foreign entity, the cumulative translation adjustment for that entity is reclassified from accumulated other comprehensive income (loss) to earnings.

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
Business Combinations
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
Derivative Financial Instruments
The Company does not hold derivatives for trading purposes.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.
Recently Adopted Accounting Pronouncements
In June 2009, the FASB updated guidance included in FASB ASC 810-10, related to the consolidation of variable interest entities. This guidance will require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. In addition, this updated guidance amends the quantitative approach for determining the primary beneficiary of a variable interest entity. FASB ASC 810-10 amends certain guidance for determining whether an entity is a variable interest entity and adds additional reconsideration events for determining whether an entity is a variable interest entity. Further, this guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This updated guidance is effective as of the beginning of the first annual reporting period and interim reporting periods that begin after November 15, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements or disclosures.
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
Recently Issued Accounting Pronouncements
Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the FASB in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.
The Company considers the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or have minimal impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect that the adoption of ASU 2009-13 will have a material impact on the Company’s consolidated results of operations or financial condition.
In December 2010, the FASB issued ASU No. 2010-29, which updates the guidance in FASB ASC Topic 805, Business Combinations. The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by FASB ASC 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company believes the adoption of this guidance will not have an impact on the Company’s consolidated financial position or results of operations.
In December 2010, the FASB issued ASU No. 2010-28, which updates the guidance in FASB ASC Topic 350, Intangibles—Goodwill & Other. The amendments in ASU 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in ASU 2010-28 modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance will become effective for the Company at the beginning of our second quarter of fiscal 2011. The adoption of this guidance is not expected to have an impact on the Company’s financial position or results of operations.
Note B — Other Financial Statement Information
Inventories — net

	December 31
	2010	2009

Finished products	$34,580	$26,161
Work-in-process	5,830	3,473
Raw materials	40,667	34,788

	81,077	64,422
Excess of current cost over LIFO cost	(4,801)	(4,463)
Noncurrent portion of inventory	(3,155)	(3,923)

	$73,121	$56,036

Costs for inventories of certain material are determined using the LIFO method and totaled approximately $21.7 million and $19.5 million at December 31, 2010 and 2009, respectively.
Property and equipment — net
Major classes of property, plant and equipment are as follows:

	December 31
	2010	2009

Land and improvements	$7,467	$7,188
Buildings and improvements	55,766	51,297
Machinery and equipment	117,758	104,179
Construction in progress	4,949	6,068

	185,940	168,732
Less accumulated depreciation	109,674	100,966

	$76,266	$67,766

Property and equipment are recorded at cost. Depreciation for the Company’s assets is computed using the straight-line method over the estimated useful lives. The estimated useful lives used, when purchased new, are: land improvements, ten years; buildings, forty years; building improvements, five to forty years; and machinery and equipment, three to ten years. Appropriate reductions in estimated useful lives are made for property, plant and equipment purchased in connection with an acquisition of a business or in a used condition when purchased.
Depreciation of property and equipment was $8 million in 2010, $6.7 million in 2009 and $8 million in 2008. Machinery and equipment includes $.6 million and $1 million of capital leases at December 31, 2010 and 2009, respectively.
Depreciation for the Company’s PLP-USA assets prior to January 1, 2009 was computed using accelerated methods over the estimated useful lives, with the exception of personal computers, which were depreciated over three years using the straight-line method. Effective January 1, 2009, the Company changed its method of computing depreciation from accelerated methods to the straight-line method for its PLP-USA assets. Based on FASB ASC 250, Accounting Changes and Error Corrections, the Company determined that the change in depreciation method from an accelerated method to a straight-line method is a change in accounting estimate affected by a change in accounting principle. In accordance with ASC 250, a change in accounting estimate affected by a change in accounting principle is to be applied prospectively. The change is considered preferable because the straight-line method will more accurately reflect the pattern of usage and the expected benefits of such assets and provide greater consistency with the depreciation methods used by other companies in the Company’s industry. The net book value of assets acquired prior to January 1, 2009 with useful lives remaining will be depreciated using the straight-line method prospectively. As a result of the change to the straight-line method of depreciating PLP-USA’s assets, depreciation expense decreased $.5 million, or $.10 per basic and diluted share, for the year ended December 31, 2009.
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

Net periodic pension cost for PLP-USA’s pension plan consists of the following components for the years ended December 31:

	2010	2009	2008

Service cost	$813	$908	$704
Interest cost	1,195	1,195	1,064
Expected return on plan assets	(960)	(759)	(998)
Recognized net actuarial loss	280	562	62

Net periodic pension cost	$1,328	$1,906	$832

The following tables set forth benefit obligations, plan assets and the accrued benefit cost of PLP-USA’s pension plan at December 31:

	2010	2009

Projected benefit obligation at beginning of the year	$21,718	$20,551
Service cost	813	908
Interest cost	1,195	1,195
Actuarial (gain) loss	415	(488)
Benefits paid	(476)	(448)

Projected benefit obligation at end of year	$23,665	$21,718

Fair value of plan assets at beginning of the year	$13,040	$9,248
Actual return on plan assets	1,628	2,025
Employer contributions	—	2,215
Benefits paid	(476)	(448)

Fair value of plan assets at end of the year	$14,192	$13,040

Unfunded pension obligation	$(9,473)	$(8,678)

In accordance with ASC 715-20, the Company recognizes the underfunded status of its PLP-USA pension plan as a liability. The amount recognized in accumulated other comprehensive loss related to PLP-USA’s pension plan at December 31 is comprised of the following:

	2010	2009
Balance at January 1	$(4,762)	$(6,225)

Reclassification adjustments:
Pretax amortized net actuarial loss	280	562
Tax provision	(106)	(207)

	174	355

Adjustment to recognize (loss) gain on unfunded pension obligations:
Pretax gain on plan assets	253	1,754
Tax provision	(96)	(646)

	157	1,108

Balance at December 31	$(4,431)	$(4,762)

The estimated net loss for the PLP-USA pension plan that will be amortized from accumulated other comprehensive income into periodic benefit cost for 2011 is $.3 million. There is no prior service cost to be amortized in the future.
The PLP-USA pension plan had accumulated benefit obligations in excess of plan assets as follows:

	2010	2009

Accumulated benefit obligation	$19,915	$17,039
Fair market value of assets	14,192	13,040
Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2010	2009
Discount rate	5.60%	6.00%
Rate of compensation increase	3.50	3.50
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	2010	2009	2008
Discount rate	6.00%	5.75%	6.50%
Rate of compensation increase	3.50	3.50	3.50
Expected long-term return on plan assets	8.00	8.00	8.00
The net periodic pension cost for 2010 was based on a long-term asset rate of return of 8.0%. This rate is based upon management’s estimate of future long-term rates of return on similar assets and is consistent with historical returns on such assets. Using the plan’s current mix of assets and based on the average historical returns for such mix, an expected long-term rate-of-return of 8.0% is justified.
At December 31, 2010, the fair value of the Company’s pension plan assets included inputs in Level 1: Quoted market prices in active markets for identical assets or liabilities and Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data. The fair value of the Company’s pension plan assets as of December 31, 2010 and 2009, by category, are as follows:

	At December 31, 2010
		Quoted Prices in
		Active Markets	Significant	Significant
	Total Assets	for Identical	Observable	Unobservable
	at Fair Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Asset Category
Cash	$374	$374	$—	$—
Equity Securities	5,060	5,060	—	—
Mutual Funds	2,535	2,535	—	—
U.S. Treasury Securities	3,446	3,446	—	—
Corporate Bonds	2,726	—	2,726	—
Mortgage-Backed Securities	51	—	51	—

Total	$14,192	$11,415	$2,777	$—

	At December 31, 2009
		Quoted Prices in
		Active Markets	Significant	Significant
	Total Assets	for Identical	Observable	Unobservable
	at Fair Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Asset Category
Cash	$246	$246	$—	$—
Equity Securities	4,747	4,747	—	—
Mutual Funds	3,185	3,185	—	—
U.S. Treasury Securities	3,646	3,646	—	—
Corporate Bonds	1,216	—	1,216	—

Total	$13,040	$11,824	$1,216	$—

The Company’s pension plan weighted-average asset allocations at December 31, 2010 and 2009, by asset category, are as follows:

	Plan assets
	at December 31
	2010	2009
Asset category
Equity securities	60%	61%
Debt securities	37	37
Cash and equivalents	3	2

	100%	100%

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
The Company’s policy is to fund amounts deductible for federal income tax purposes. The Company expects to contribute $1.1 million to its pension plan in 2011.

The benefits expected to be paid out of the plan assets in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years are as follows:

Year	Pension Benefits

2011	$510
2012	572
2013	651
2014	717
2015	780
2016-2020	5,464
The Company also provides retirement benefits through various defined contribution plans including PLP-USA’s Profit Sharing Plan. Expense for these defined contribution plans was $4.6 million in 2010, $3.7 million in 2009 and $3.6 million in 2008.
Further, the Company also provides retirement benefits through the Supplemental Profit Sharing Plan. To the extent an employee’s award under PLP-USA’s Profit Sharing Plan exceeds the maximum allowable contribution permitted under existing tax laws, the excess is accrued for (but not funded) under a non-qualified Supplemental Profit Sharing Plan. The return under this Supplemental Profit Sharing Plan is calculated at a weighted average of the one year Treasury Bill rate plus 1%. At December 31, 2010 and 2009, the interest rate for the Supplemental Profit Sharing Plan was 1.47% and 1.37%, respectively. Expense for the Supplemental Profit Sharing Plan was $.3 million for 2010, $.3 million for 2009 and $.4 million for 2008. The Supplemental Profit Sharing Plan unfunded status as of December 31, 2010 and 2009 was $1.9 million and $1.7 million and is included in Other noncurrent liabilities.

Note D — Debt and Credit Arrangements

	December 31
	2010	2009
Short-term debt
Secured notes
Thailand Baht denominated (Baht106,400) at 4.2% in 2009	$—	$3,181
Brazilian Real denominated (R$1,056k) at 28.62% due 2011	633	—
New Zealand Dollar (NZ$796k) at 5.38 to 5.47% due 2011	613	—
Current portion of long-term debt	1,276	1,330

Total short-term debt	2,522	4,511

Long-term debt
USD denominated at 1.51%, due 2013	8,349	—
Australian dollar denominated term loans (A$2,667), at 4.19% to 5.83% (3.31% to 5.83% in 2009), due 2011 and 2013, secured by land and building	1,389	2,024
Brazilian Real denominated term loan (R$1,289k) at .7% due 2014 secured by capital equipment	774	609
Chinese Rmb denominated term loan (RMB10,000) at 6.48%, secured by letter of credit	—	1,463
Thailand Baht denominated capital loans (Baht1,841) at 3.75% to 4.5%, secured by capital equipment	—	18
Polish Zloty denominated loans (PLN810) at 4.75% (5.07% in 2009) due 2011, secured by building, capital equipment and commercial note	84	184
Polish Zloty denominated loans (PLN593) at 4.33% (4.46% in 2009) due 2011, secured by corporate guarantee	54	131

Total long-term debt	10,650	4,429
Less current portion	(1,276)	(1,330)

Total long-term debt, less current portion	9,374	3,099

Total debt	$11,896	$7,610

A PLP-USA revolving credit agreement makes $30 million available to the Company at an interest rate of LIBOR plus 1.25% with a term expiring January 2013. At December 31, 2010, the interest rate on the revolving credit agreement was 1.51%. There was $8.3 million outstanding at December 31, 2010 under the revolving credit agreement. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At December 31, 2010, the Company was in compliance with these covenants.
Aggregate maturities of long-term debt during the next five years are as follows: $1.3 million for 2011, $.6 million for 2012, $8.7 million for 2013, $.1 million for 2014, and $0 thereafter.
Interest paid was $.5 million in 2010, 2009 and 2008.
Guarantees and Letters of Credit
The Company has guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current year through the completion of such transactions. The guarantees would typically be triggered in the event of nonperformance. As of December 31, 2010, the Company had total outstanding guarantees of $2.4 million. Additionally, certain domestic and foreign customers require the Company to issue lettes of credit or performance bonds as a condition of placing an order. As of December 31, 2010, the Company had total outstanding letters of credit of $6.9 million.

Note E — Leases
The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment, office equipment and computer equipment. Rental expense was $2.9 million in 2010, $1.5 million in 2009 and $1.6 million in 2008. Future minimum rental commitments having non-cancelable terms exceeding one year are $2.5 million in 2011, $1.6 million in 2012, $1.2 million in 2013, $1 million in 2014, $.4 million in 2015, and an aggregate $10.3 million thereafter. One such lease is for the Company’s aircraft with a lease commitment through April 2012. Under the terms of the lease, the Company maintains the risk to make up a deficiency from market value attributable to damage, extraordinary wear and tear, excess air hours or exceeding maintenance overhaul schedules required by the Federal Aviation Administration. At the present time, the Company does not believe it has incurred any obligation for any contingent rent under the lease.
The Company has commitments under capital leases for equipment and vehicles. Amounts recognized as capital lease obligations are reported in accrued expense and other liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. Future minimum rental commitments for capital leases are approximately $.2 million in 2011, $.1 million in 2012, 2013 and 2014 and less than $.1 million for 2015. The imputed interest for the capital leases is less than $.1 million. Leased property and equipment under capital leases are amortized using the straight-line method over the term of the lease. Routine maintenance, repairs, and replacements are expensed as incurred.
Note F — Income Taxes
Income before income taxes and discontinued operations was derived from the following sources:

	2010	2009	2008

United States	$9,007	$8,498	$8,311
Foreign	21,176	21,095	16,449

	$30,183	$29,593	$24,760

The components of income tax expense for the years ended December 31 are as follows:

	2010	2009	2008

Continuing operations	$7,175	$6,760	$7,718
Discontinued operations	—	—	67

	$7,175	$6,760	$7,785

The components of income taxes attributable to income from continuing operations for the years ended December 31 are as follows:

	2010	2009	2008
Current
Federal	$1,768	$1,912	$2,473
Foreign	5,498	3,659	5,679
State and local	809	507	411

	8,075	6,078	8,563

Deferred
Federal	342	81	(380)
Foreign	(1,098)	615	(494)
State and local	(144)	(14)	29

	(900)	682	(845)

	$7,175	$6,760	$7,718

The differences between the provision for income taxes from continuing operations at the U.S. statutory rate and the tax shown in the Statements of Consolidated Income for the years ended December 31 are summarized as follows:

	2010	2009	2008
Statutory Federal Tax Rate	35%	34%	34%

Federal tax at statutory rate	$10,564	$10,062	$8,419
State and local taxes, net of federal benefit	432	325	233
Non-deductible expenses	12	461	269
Foreign earnings and related tax credits	641	394	40
Non-U.S. tax rate variances	(3,121)	(918)	(992)
ASC 740 (formally FIN 48)	(368)	(607)	(409)
Valuation allowance	(403)	(480)	140
Tax credits	(329)	(77)	(65)
Gain from acquisition of business	—	(2,711)	—
Other, net	(253)	311	83

	$7,175	$6,760	$7,718

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying value for financial statement purposes. The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2010	2009
Deferred tax assets:
Accrued compensation and benefits	$1,126	$1,163
Inventory valuation reserves	1,798	1,452
Allowance for doubtful accounts	69	44
Benefit plan reserves	6,183	4,754
Foreign tax credits	1,397	2,929
Capital tax loss carryforwards	2,056	2,132
Net operating loss carryforwards	937	968
Other accrued expenses	1,565	785

Gross deferred tax assets	15,131	14,227
Valuation allowance	(2,993)	(3,392)

Net deferred tax assets	12,138	10,835

Deferred tax liabilities:
Depreciation and other basis differences	(3,535)	(2,649)
Undistributed foreign earnings	(236)	—
Inventory	—	(11)
Prepaid expenses	(70)	(75)
Intangibles	(3,299)	(1,663)
Unrealized Foreign Exchange	(166)	(230)
Other	(109)	(112)

Deferred tax liabilities	(7,415)	(4,740)

Net deferred tax assets	$4,723	$6,095

	2010	2009
Change in net deferred tax assets:
Deferred income tax benefit	$900	$(682)
Items of other comprehensive (loss)	(202)	(853)
Deferred tax balances from business acquisition	(2,070)	(1,374)

Total change in net deferred tax assets	$(1,372)	$(2,909)

Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards.
At December 31, 2010, the Company had $1.4 million of foreign tax credit carryforwards that will expire in 2014, $2.1 million of capital loss carryfowards that will expire in 2013 and $.9 million of net operating loss carryfowards that will expire between the years 2011 and 2014.
The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, the Company has established a valuation allowance of $3 million at December 31, 2010 in order to measure only the portion of the deferred tax asset that is more likely than not will be realized. Therefore, the Company recorded an allowance of $2.1 million against the capital loss carryfoward and $.9 million against the net operating loss carryforwards. The net decrease in the valuation allowance is primarily due to the reversal of the valuation allowance against foreign tax credit carryforwards. In 2009, the net decrease in the valuation allowance was primarily due to the reversal of foreign tax credit carryforwards that are expected to be realized and partially offset by an increase in foreign net operating loss carryforwards that are not expected to be realized.
As of December 31, 2010, the Company established a deferred tax liability of $.2 million associated with undistributed foreign earnings of $2.2 million. The Company has not established a deferred tax liability associated with approximately $102 million of its undistributed foreign earnings at December 31, 2010 as these earnings are considered to be permanently reinvested. These earnings would be taxable upon the sale or liquidation of these foreign subsidiaries, or upon the remittance of dividends. While the measurement of the unrecognized U.S. income taxes with respect to these earnings is not practicable, foreign tax credits would be available to offset some or all of any portion of such earnings that would be remitted as dividends.

Income taxes paid, net of refunds, were approximately $8.4 million in 2010, $5.8 million in 2009, and $7.7 million in 2008.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2010, with few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2004.
The changes in unrecognized tax benefits for the years ended December 31 are as follows:

	2010	2009	2008
Balance at January 1	$1,304	$1,176	$1,585
Additions for tax positions of current year	53	164	161
Additions for tax positions of prior years	62	678	290
Reductions for tax positions of prior years	(281)	(79)	(282)
Expiration of statutes of limitations	(76)	(635)	(578)

Balance at December 31	$1,062	$1,304	$1,176

Accrued interest and penalties are not included in the above unrecognized tax balances. The Company records accrued interest as well as penalties related to unrecognized tax benefits as part of the provision for income taxes. The Company recognized less than $.1 million in interest, net of the amount lapsed through expiring statutes during the year ended December 31, 2010 and $(.2) million in interest, net of the amount lapsed through expiring statutes for the years ended December 31, 2009 and 2008. The Company had approximately $.4 million for the payment of interest accrued at December 31, 2010, $.3 million at December 31, 2009, and $.2 million at December 31, 2008. The Company had approximately $.3 million for the payment of penalties accrued at December 31, 2010, $.3 million at December 31, 2009, and none at December 31, 2008. If recognized approximately $.4 million of unrecognized tax benefits would affect the tax rate. The Company does not plan to decrease its unrecognized tax benefits within the next twelve months.
Note G — Share-Based Compensation
The 1999 Stock Option Plan
The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At December 31, 2010 there were no shares remaining to be issued under the plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.
The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.

There were no shares granted for the year ended December 31, 2010. There were 8,500 options granted for the year ended December 31, 2009. There were 13,000 options granted for the year ended December 31, 2008. The fair values for the stock options granted in 2009, and 2008 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2009	2008
Risk-free interest rate	5.2%	4.2%
Dividend yield	2.1%	2.8%
Expected life (years)	6	6
Expected volatility	44.0%	34.4%
Activity in the Company’s plan for the year ended December 31, 2010 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value

Outstanding at January 1, 2010	85,502	$33.29
Granted	—	$0.00
Exercised	(13,445)	$19.33
Forfeited	—	$0.00

Outstanding (vested and expected to vest) at December 31, 2010	72,057	$35.89	5.5	$1,631

Exercisable at December 31, 2010	64,557	$34.89	5.1	$1,526

The weighted-average grant-date fair value of options granted during 2009 and 2008 was $16.07 and $15.52, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009, and 2008 was $.4 million, $.8 million, and $.4 million, respectively. Cash received for the exercise of stock options during 2010 and 2009 was $.3 million and $.4 million, respectively.
For the years ended December 31, 2010, 2009 and 2008, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by $.1 million in 2010 and 2009 annually and $.2 million in 2008. The total compensation cost related to nonvested awards not yet recognized at December 31, 2010 is expected to be a combined total of $.1 million over a weighted-average period of 1.5 years.
The excess tax benefits from share based awards for the years ended December 31, 2010 and 2009 was $.1 million, as reported on the consolidated statements of cash flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.
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
A summary of the restricted share awards for the year ended December 31, 2010 is as follows:

	Restricted Share Awards
	Performance		Total	Weighted-Average
	and Service	Service	Restricted	Grant-Date
	Required	Required	Awards	Fair Value
Nonvested as of January 1, 2010	115,346	12,475	127,821	$38.28
Granted	66,973	7,303	74,276	35.75
Vested	(39,364)	—	(39,364)	54.74
Forfeited	—	—	—	—

Nonvested as of December 31, 2010	142,955	19,778	162,733	$33.14

For time-based restricted shares the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in general and administrative expense in the accompanying statement of consolidated income. Compensation expense related to the time-based restricted shares for the years ended December 31, 2010, 2009 and 2008 was $.2 million, $.2 million and less than $.1 million, respectively. As of December 31, 2010, there was $.3 million of total unrecognized compensation cost related to time-based restricted share awards that is expected to be recognized over the weighted-average remaining period of approximately 1.5 years.
For the performance-based awards, the number of restricted shares in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and sales growth over a requisite performance period. Depending on the extent to which the performance criterions are satisfied under the LTIP Plan, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the year ended December 31, 2010, 2009 and 2008 was $2.4 million, $1.6 million and $.3 million. As of December 31, 2010, the remaining performance-based restricted share awards compensation expense of $2.5 million is expected to be recognized over a period of approximately 1.7 years.
In the event of a Change in Control, vesting of the restricted shares will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a maximum potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.
To satisfy the vesting of its restricted share awards, the Company has reserved new shares from its authorized but unissued shares. Any additional granted awards will also be issued from the Company’s authorized but unissued shares. Under the LTIP Plan there are 97,903 common shares currently available for additional restricted share grants.

Deferred Compensation Plan
The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows Directors and certain Company employees to make elective deferrals of Director fees payable and LTIP restricted shares for future distribution in the form of common shares and held in the rabbi trust. The deferred compensation plan has the ability for the Directors to elect to receive Director fees either in cash currently or in shares of common stock of the Company at a later date. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of December 31, 2010, 23,305 LTIP shares have been deferred and are being held by the rabbi trust.
Share Option Awards
The LTIP plan permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At December 31, 2010 there were 79,500 shares remaining available for issuance under the LTIP Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.
The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.
There were 9,500 options granted for the year ended December 31, 2010. There were 11,000 options granted for the year ended December 31, 2009. The fair values for the stock options granted in 2010 and 2009 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2010	2009
Risk-free interest rate	2.9%	5.2%
Dividend yield	2.0%	2.1%
Expected life (years)	6	6
Expected volatility	43.3%	44.0%
Activity in the Company’s plan for the year ended December 31, 2010 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value

Outstanding at January 1, 2010	11,000	$38.76
Granted	9,500	$52.10
Exercised	—	$0.00
Forfeited	—	$0.00

Outstanding (vested and expected to vest) at December 31, 2010	20,500	$44.94	9.5	$279

Exercisable at December 31, 2010	5,500	$38.76	9	$109

The weighted-average grant-date fair value of options granted during 2010 and 2009 was $19.47 and $15.93. There were no stock options exercised under the LTIP Plan during the year ended December 31, 2010. There were no excess tax benefits from stock based awards for the year ended December 31, 2010.

For the years ended December 31, 2010, 2009 and 2008, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by $.1 million, less than $.1 million in 2009 and zero in 2008. The total compensation cost related to nonvested awards not yet recognized at December 31, 2010 is expected to be a combined total of $.3 million over a weighted-average period of approximately 2.6 years.
Note H — Computation of Earnings Per Share
Basic earnings per share were computed by dividing net income by the weighted-average number of shares of common stock outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented.
The calculation of basic and diluted earnings per share for the years ended December 31 were as follows:

	2010	2009	2008

Numerator
Amount attributable to PLPC shareholders
Income from continuing operations	$23,113	$23,357	$16,754
Income from discontinued operations	—	—	869

Net income attributable to PLPC	$23,113	$23,357	$17,623

Denominator
Determination of shares
Weighted-average common shares outstanding	5,242	5,232	5,279
Dilutive effect — share-based awards	93	134	60

Diluted weighted-average common shares outstanding	5,335	5,366	5,339

Earnings per common share attributable to PLPC shareholders
Basic
Income from continuing operations	$4.41	$4.46	$3.17

Income from discontinued operations	$—	$—	$0.17

Net income attributable to PLPC	$4.41	$4.46	$3.34

Diluted
Income from continuing operations	$4.33	$4.35	$3.14

Income from discontinued operations	$—	$—	$0.16

Net income attributable to PLPC	$4.33	$4.35	$3.30

For the years ended December 31, 2010, 2009 and 2008, 56,500, 32,500 and 13,000 stock options were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price plus any unearned compensation on unvested options, and as such they are anti-dilutive. For the years ended December 31, 2010, 2009 and 2008, 4,422, 44,262 and 43,638 restricted shares were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price plus any unearned compensation on unvested options, and as such they are anti-dilutive.

Note I — Goodwill and Other Intangibles
The Company’s finite and indefinite-lived intangible assets consist of the following:

	December 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets
Patents	$4,829	$(3,524)	$4,827	$(3,213)
Land use rights	1,346	(77)	1,365	(55)
Trademark	967	(156)	311	—
Customer backlog	499	(363)	—	—
Technology	1,783	(37)	—	—
Customer relationships	8,519	(1,051)	5,372	(520)

	$17,943	$(5,208)	$11,875	$(3,788)

Indefinite-lived intangible assets
Goodwill	$12,346		$6,925

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
The Company performed its annual impairment test for goodwill as of January 1, 2010, and determined that no adjustment to the carrying value was required. The additions of tradename, customer backlog, technology and customer relationships were related to the acquisition of Electropar Limited (Electropar) (see Note M — Business Combinations for further details). The aggregate amortization expense for other intangibles with finite lives, ranging from 7 to 82 years, was $1.4 million for the year ended December 31, 2010, $.5 million for the year ended December 31, 2009 and $.6 million for the year ended December 31, 2008. Amortization expense is estimated to be $1.2 million for 2011, $1.1 million for 2012 and 2013, $1 million for 2014 and $.7 million annually for 2015. The weighted average remaining amortization period is approximately 19.5 years. The weighted average remaining amortization period by intangible asset class; patents, 4.4 years; land use rights, 65.8 years; trademark, 8 years; customer backlog, .3 years; technology, 19.6 years and customer relationships, 15.7 years.
The Company’s only intangible asset with an indefinite life is goodwill. The Company’s goodwill is not deductible for tax purposes. The increase in goodwill of $5.4 million in 2010 is related to the acquisition of Electropar of $4.8 million and foreign currency translation. The increase in goodwill in 2009 is related to the acquisition of Direct Power and Water Corporation (DPW) of $.9 million and foreign currency translation (see Note M — Business Combinations for further details).

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2010 and 2009, is as follows:

	The Americas	EMEA	Asia-Pacific	Total

Balance at January 1, 2009	$2,212	$1,181	$2,127	$5,520
Additions	866	—	—	866
Curency translation	—	32	507	539

Balance at December 31, 2009	3,078	1,213	2,634	6,925

Additions	—	—	4,843	4,843
Curency translation	—	(36)	614	578

Balance at December 31, 2010	$3,078	$1,177	$8,091	$12,346

Note J — Fair Value of Financial Assets and Liabilities
The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At December 31, 2010, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the twelve month period ended December 31, 2010. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	December 31, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value

Long-term debt and related current maturities	$10,738	$10,650	$4,617	$4,429

As a result of being a global company, the Company’s earnings, cash flows and financial position are exposed to foreign currency risk. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency risks. The Company accounts for derivative instruments and hedging activities as either assets or liabilities in the consolidated balance sheet and carry these instruments at fair value. The Company does not enter into any trading or speculative positions with regard to derivative instruments. At December 31, 2010, the Company had one immaterial derivative outstanding.
As part of the Purchase Agreement to acquire Electropar, the Company may be required to make an additional earn-out consideration payment up to NZ$2 million or $1.5 million US dollar based on Electropar achieving a financial performance target (Earnings Before Interest, Taxes, Depreciation and Amortization) over the 12 months ending July 31, 2011. The fair value of the contingent consideration arrangement is determined by estimating the expected (probability-weighted) earn-out payment discounted to present value and is considered a level three input. Based upon the initial evaluation of the range of outcomes for this contingent consideration, the Company has accrued $.4 million for the additional earn-out consideration payment as of the acquisition date in the Accrued expenses and other liabilities line on the consolidated balance sheet, and as part of the purchase price. Since the acquisition date, the range of outcomes and the assumptions used to develop the estimates of the accrual have not changed, and the amount accrued in the consolidated balance sheet has immaterially increased due to an increase in the net present value of the liability due to the passage of time.
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

As a result of several global acquisitions since 2007 and corresponding significant changes in the Company’s internal structure, we realigned our business units as of the fourth quarter of 2010, into four operating segments to better capitalize on business development opportunities, improve ongoing services, enhance the utilization of our worldwide resources and global sourcing initiatives and to manage the Company better.
We report our segments in four geographic regions: PLP-USA, The Americas, EMEA (Europe, Middle East & Africa) and Asia-Pacific in accordance with accounting standards codified in FASB ASC 280, Segment Reporting. Each segment distributes a full range of our primary products. Our PLP-USA segment is comprised of our U.S. operations manufacturing our traditional products primarily supporting our domestic energy and telecommunications products. Our other three segments, The Americas, EMEA and Asia-Pacific support the Company’s energy, telecommunications, data communication and solar products in each respective geographical region.
The segment managers responsible for each region report directly to the Company’s Chief Executive Officer, who is the chief operating decision maker and are accountable for the financial results and performance of their entire segment for which they are responsible. The business components within each segment are managed to maximize the results of the entire company rather than the results of any individual business component of the segment.
The amount of each segment’s performance reported should be the measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. The Company evaluates segment performance and allocates resources based on several factors primarily based on sales and income from continuing operations, net of tax. The segment information of all prior periods has been recast to conform to the current segment presentation.
The accounting policies of the operating segments are the same as those described in Note A in the Notes To Consolidated Financial Statements. No single customer accounts for more than ten percent of the Company’s consolidated revenues. It is not practical to present revenues by product line. U.S. net sales for the years ended December 31, 2010, 2009 and, 2008 were $141.6 million, $117.9 million and $123.8 million, respectively. U.S. long lived assets as of December 31, 2010 and 2009 were $24.7 million and $23.6 million, respectively.
The following table presents a summary of the Company’s reportable segments for the years ended December 31, 2010, 2009 and 2008. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profits in inventory.

	Year ended December 31
	2010	2009	2008
Net sales
PLP-USA	$118,325	$103,910	$111,721
The Americas	79,695	62,161	60,343
EMEA	50,073	46,863	59,224
Asia-Pacific	90,212	44,272	38,454

Total net sales	$338,305	$257,206	$269,742

Intersegment sales
PLP-USA	$8,447	$6,215	$7,668
The Americas	6,194	3,499	4,373
EMEA	1,719	1,689	1,198
Asia-Pacific	9,100	7,140	6,818

Total intersegment sales	$25,460	$18,543	$20,057

Interest income
PLP-USA	$—	$15	$115
The Americas	97	122	235
EMEA	163	207	376
Asia-Pacific	114	36	120

Total interest income	$374	$380	$846

	Year ended December 31
	2010	2009	2008
Interest expense
PLP-USA	$(214)	$(31)	$(39)
The Americas	(77)	(95)	(30)
EMEA	(61)	(60)	(88)
Asia-Pacific	(297)	(337)	(387)

Total interest expense	$(649)	$(523)	$(544)

Income taxes
PLP-USA	$2,065	$1,842	$2,577
The Americas	2,276	2,928	2,413
EMEA	1,618	1,436	2,107
Asia-Pacific	1,216	554	621

Total income taxes	$7,175	$6,760	$7,718

Income from continuing operations, net of tax
PLP-USA	$4,687	$4,352	$4,877
The Americas	6,356	6,763	5,227
EMEA	6,031	3,528	6,162
Asia-Pacific	5,934	8,190	776

Total income from continuing operations, net of tax	23,008	22,833	17,042
Income from discontinued operations, net of tax	—	—	869

Net income	23,008	22,833	17,911
Income (loss) attributable to noncontrolling interest, net of tax	(105)	(524)	288

Net income attributable to PLPC	$23,113	$23,357	$17,623

	As of December 31
	2010	2009	2008
Expenditure for long-lived assets
PLP-USA	$3,008	$2,854	$3,472
The Americas	5,639	4,387	2,518
EMEA	2,437	2,183	2,465
Asia-Pacific	1,190	1,243	1,556

Total expenditures for long-lived assets	$12,274	$10,667	$10,011

Depreciation and amortization
PLP-USA	$3,396	$3,224	$4,399
The Americas	1,781	1,305	1,188
EMEA	1,527	1,391	1,625
Asia-Pacific	2,690	1,329	1,337

Total depreciation and amortization	$9,394	$7,249	$8,549

	As of December 31
	2010	2009
Identifiable assets
PLP-USA	$67,268	$65,266
The Americas	61,358	51,267
EMEA	44,526	42,887
Asia-Pacific	107,481	75,503

	280,633	234,923
Corporate assets	346	449

Total identifiable assets	$280,979	$235,372

Long-lived assets
PLP-USA	$23,124	$22,723
The Americas	17,112	12,708
EMEA	12,327	11,862
Asia-Pacific	23,703	20,473

Total long-lived assets	$76,266	$67,766

Note L -Related Party Transactions
On August 17, 2010, the Company purchased 32,687 common shares of the Company from a trust for the benefit of Barbara P. Ruhlman at a price per share of $32.43, which was calculated from a 30-day average of market price. Barbara P. Ruhlman is a member of the Company’s Board of Directors and the mother of Robert G. Ruhlman and Randall M. Ruhlman, both of whom are also members of the Board of Directors. Robert G. Ruhlman is Chairman, President and Chief Executive Officer of the Company. The purchase was consummated pursuant to a Shares Purchase Agreement dated August 17, 2010 by and between the Company and Bernard L. Karr, as trustee, under trust agreement dated February 16, 1985.
The Company’s New Zealand subsidiary, Electropar currently leases two parcels of property, on which it has its corporate office, manufacturing and warehouse space. The entities leasing the property to Electropar are owned, in part, by Grant Wallace, Tony Wallace and Cameron Wallace, all current employees and the former owners of Electropar. For the year ended December 31, 2010, Electropar incurred a total of $.1 million for such lease expense.
The Company’s DPW operation rents two properties owned by RandReau Properties, LLC and RaRe Properties, LLC., which are owned by Kevin Goodreau, Vice President of Business Development — Solar Division, and Jeffrey Randall, Vice President of Product Design — Solar Division. For the years ended December 31, 2010, 2009 and 2008 DPW paid rent expense of $.2 million annually for the properties.
The Company’s Belos operation hires temporary employees through a temporary work agency, Flex-Work Sp. Z o.o., which is 50% owned by Agnieszka Rozwadowska. Agnieszka Rozwadowska is the wife of Piotr Rozwadowski, the Managing Director of the Belos operation located in Poland. For the years ended December 31, 2010, 2009 and 2008, Belos incurred a total of $.6 million, $.3 million and $1.1 million, respectively, for such temporary labor expense.
The Company’s Belos operations engaged a company to perform various maintenance, renovation and building services at its location. This entity, ZRB Michalczyk Strumien, is solely owned by the husband (Aleksander Michalczyk) of Belos’ Finance Director, Urszula Michalczyk. Belos incurred a total of $.2 million in 2010, $.1 million in 2009 and 2008, annually for such maintenance and building expense.
In September 2009, the Company invested $.5 million in Proxisafe, a Canadian company formed to design and commercialize new industrial safety equipment. In light of this investment, Mr. Robert Ruhlman, the Chairman of the Board, President and CEO of the Company, is a board member.

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
Note M -Business Combinations
On May 15, 2010, the Company agreed to purchase Electropar Limited, a New Zealand corporation. Electropar designs, manufactures and markets pole line and substation hardware for the global electrical utility industry. Electropar is based in New Zealand with a subsidiary operation in Australia. The Company believes the acquisition of Electropar has and will continue to strengthen its position in the power distribution, transmission and substation hardware markets and expand its presence in the Asia-Pacific region.
The acquisition of Electropar closed on July 31, 2010. Pursuant to the Purchase Agreement, the Company acquired all of the outstanding equity of Electropar for NZ$20.3 million or $14.8 million U.S. dollars, net of a customary post-closing working capital adjustment of $.2 million. In addition, the Company may be required to make an additional earn-out consideration payment up to NZ$2 million or $1.5 million U.S. dollars based on Electropar achieving a financial performance target (Earnings Before Interest, Taxes, Depreciation and Amortization) over the 12 months ending July 31, 2011. The fair value of the contingent consideration arrangement is determined by estimating the expected (probability-weighted) earn-out payment discounted to its present value. Based upon the initial evaluation of the range of outcomes for this contingent consideration, the Company has accrued $.4 million for the additional earn-out consideration payment as of the acquisition date in the Accrued expenses and other liabilities line on the consolidated balance sheet, and as part of the purchase price. Since the acquisition date, the range of outcomes and the assumptions used to develop the estimates of the accrual have not changed, and the amount accrued in the consolidated balance sheet has immaterially increased due to an increase in the net present value of the liability due to the passage of time. In addition, the Purchase Agreement includes customary representations, warranties, covenants and indemnification provisions.
The acquisition was accounted for as a business purchase pursuant to FASB ASC 805, Business Combinations. As required by ASC 805-20, the Company allocated the purchase price to assets and liabilities based on their estimated value at the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed on July 31, 2010 related to the acquisition of Electropar:

July 31, 2010
Cash and cash equivalents	$431
Tangible and other assets	8,764
Amortizable intangible assets:
Customer relationships	2,617
Trade name	602
Technology	1,682
Backlog	471
Goodwill	4,843

Total assets acquired	19,410

Liabilities assumed	(4,659)

Total	$14,751

The amortizable intangible assets include customer relationships, trade names and technology having useful lives of 15 years, 10 years, and 20 years, respectively and will be amortized over the straight-line method. The customer backlog has a useful life of nine months and will be amortized based on its contribution to earnings. The aggregate amortization expense for these intangible assets since the acquisition date was $.5 million.
Approximately $4.8 million has been allocated to goodwill, representing the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill for Electropar, which is not deductible for tax purposes, resulted primarily from the expected synergies, and the Company’s expectations that it will expand many of its products into the New Zealand market. The allocation of the purchase price was finalized on September 30, 2010.
Operating results of the acquired business have been included in the Company’s statements of consolidated income from the acquisition date forward. From the acquisition date through December 31, 2010, operating results were net sales of $8.7 million and net loss of $.5 million. The net loss is primarily attributable to writing up finished goods at the acquisition date to fair market value (and thus recognizing minimal profit upon sale) and amortization expense of $.5 million for the intangible assets.
Acquisition costs related to Electropar were $.4 million for the year ended December 31, 2010. These costs were for legal, accounting, valuation, other professional services and travel related costs. These costs were included in General and administrative costs in the Company’s statement of consolidated income.
Electropar is reported as part of the Company’s Asia-Pacific segment.
On December 18, 2009, the Company completed the business combination acquiring certain subsidiaries and other assets from Tyco Electronics Group S.A. of its Dulmison business for $16 million in cash, and the assumption of certain liabilities. Dulmison was a leader in the supply and manufacturer of electrical transmission and distribution products. Dulmison designed, manufactured and marketed pole line hardware and vibration control products for the global electrical utility industry. Dulmison was based in Australia with operations in Australia, Thailand, Indonesia, Malaysia, Mexico and the United States. The operations located in Thailand, Indonesia, Malaysia and assets acquired in Australia are included in the Company’s Asia-Pacific segment. The assets acquired in Mexico are included in the Company’s Americas segment and the United States assets purchased are included in the Company’s PLP-USA segment.
The acquisition resulted in a gain on acquisition of business under the guidance for business combinations. The purchase price was allocated to the acquired assets and assumed liabilities based on the fair values at the date of acquisition, with the gain on acquisition of business of $9.1 million representing the excess of the fair value allocated to the net assets over the purchase price. The Company was able to realize a gain on acquisition of business as a result of market conditions and the seller’s desire to exit the business. The gain on acquisition of business is recorded on the face of the Statement of Consolidated Income within other income (expense). Operating results of the acquired business have been included in the Company’s Statement of Consolidated Income from the acquisition date forward.
On October 7, 2009, the Company acquired a 33.3% investment in Proxisafe Ltd. for $.5 million. The Canadian company was formed to design and commercialize new industrial safety equipment. The Company’s consolidated balance sheet as of December 31, 2009 reflects the investment under the equity method.
On May 21, 2008, the Company entered into a Joint Venture Agreement for $.3 million, as goodwill, to form a joint venture between the Company’s Australian subsidiary, Preformed Line Products Australia Pty Ltd (PLP-AU) and BlueSky Energy Pty Ltd, a solar systems integration and installation business based in Sydney, Australia. PLP-AU holds a 50% ownership interest in the new joint venture company, which operates under the name BlueSky Energy Australia (BlueSky), with the option to acquire the remaining 50% ownership interest from BlueSky Energy Pty Ltd over the next five years. BlueSky Energy Pty Ltd has transferred technology and assets to the joint venture. The Company’s Consolidated Balance Sheet as of December 31, 2009 reflects the acquisition of the joint venture under the purchase method of accounting and due to the immateriality of the joint venture on the results of operations no additional disclosures are included.

Note N — Discontinued Operations
On May 30, 2008, the Company sold its SMP subsidiary for $11.7 million and recognized a $.8 million gain, net of tax, which includes expenses incurred related to the divestiture of SMP. The sale included $1.5 million held in escrow for one year, which was received in 2009. The Company does not have any significant involvement in the operations of SMP.
Operating results of SMP are presented in the Company’s Consolidated Statements of Income as income from discontinued operations, net of tax. The operation had been reported within the SMP reporting segment, which is comprised of the U.S. operations supporting the Company’s data communication products. The operating results of the business unit for the years ended December 31, 2008 are as follows:

2008
Net Sales	$8,308

Income before income taxes	180
Provision for income taxes	(67)
Gain on sale, net of tax	756

Income from discontinued operations, net of tax	$869

Note O — Quarterly Financial Information (unaudited)
The following table summarizes our quarterly results of operations for each of the quarters in 2010 and 2009. The fourth quarter 2009 results have been impacted by a gain on acquisition of business of $9.1 million or $1.73 per share basic and $1.69 per diluted share. Additionally, the fourth quarter of 2009 has been impacted by acquisition related after tax expenses of $3.2 million, or $.61 per basic and diluted share, which has been recorded in general and administrative expenses on the Statements of Consolidated Income. These quarterly results are unaudited, but in the opinion of management have been prepared on the same basis as our audited financial information and include all adjustments necessary for a fair presentation of our results of operations.

	Quarter ended
	March 31	June 30	September 30	December 31
2010
Net sales	$68,908	$82,137	$93,942	$93,318
Gross profit	20,025	27,455	31,671	29,065
Income before income taxes	1,595	7,293	13,884	7,411
Net income	1,034	6,096	9,882	5,996
Net income attributable to PLPC	1,132	6,096	9,879	6,006
Net income attributable to PLPC per share, basic	0.22	1.16	1.89	1.15
Net income attributable to PLPC per share, diluted	0.21	1.13	1.83	1.13

2009
Net sales	$58,694	$59,568	$69,132	$69,812
Gross profit	18,578	19,850	24,614	21,726
Income before income taxes	4,307	5,263	8,449	11,574
Net income	2,717	3,542	6,259	10,315
Net income attributable to PLPC	2,722		6,320	10,731
Net income attributable to PLPC per share, basic	0.52	0.69	1.21	2.05
Net income attributable to PLPC per share, diluted	0.51	0.68	1.19	1.99

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2010.
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
As discussed in Note M in the Notes to Consolidated Financial Statements, we acquired Electropar Limited during 2010. As permitted by the Securities and Exchange Commission, management has excluded internal control over financial reporting from Electropar Limited in its assessment. Electropar represented $20.8 million and $15.1 million of total and net assets as of December 31, 2010 and $8.7 million and $.5 million of revenues and net loss, respectively, for the year ended December 31, 2010.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.
Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and Vice President of Finance, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based upon this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report, a copy of which is included below.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of Preformed Line Products Company
We have audited Preformed Line Products Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Preformed Line Products Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Electropar Limited, which is included in the 2010 consolidated financial statements of Preformed Line Products Company and constituted $20.8 million and $15.1 million of total and net assets, as of December 31, 2010 and $8.7 million and $0.5 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Preformed Line Products Company also did not include an evaluation of the internal control over financial reporting of Electropar Limited.
In our opinion, Preformed Line Products Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Preformed Line Products Company as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 10, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
March 11, 2011

Item 9B.	Other Information
None
Part III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the information under the captions “Corporate Goverance — Election of Directors”,“Section 16(a) Beneficial Ownership Compliance”, “Corporate Goverance — Code of Coduct” and “Corporate Goverance — Board and Committee Meetings — Audit Committee” in the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held April 25, 2011 (the “Proxy Statement”). Information relative to executive officers of the Company is contained in Part I of this Annual Report on Form 10-K.

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

Item 13.	Certain Relationships, Related Transactions and Director Independence
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
Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedule

Page	Financial Statements

37	Consolidated Balance Sheets

38	Statements of Consolidated Income

39	Statements of Consolidated Cash Flows

40	Statements of Consolidated Shareholders’ Equity

41	Notes to Consolidated Financial Statements

Page	Schedule

74	II — Valuation and Qualifying Accounts

(b) Exhibits

Exhibit
Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).
3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).
4	Description of Specimen Share Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).
10.1	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*
10.2	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s 10-K filed for the year ended December 31, 2007).*
10.3	Preformed Line Products Company Executive Life Insurance Plan — Summary (incorporated by reference to the Company’s Registration Statement on Form 10).*
10.4	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*
10.5	Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).
10.6
Amendment to the Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.7	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).*
10.8	Preformed Line Products Company Chief Executive Officer Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).*
10.9	Preformed Line Products Company Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 8-K current report filing dated May 1, 2008).*
10.10	Deferred Shares Plan (incorporated by reference to the Company’s 8-K current report filing dated August 21, 2008).
10.11	Form of Restricted Shares Grant Agreement (incorporated by reference to the Company’s 10-Q filing for the quarter ended September 30, 2008).*
10.12
Stock and Purchase Agreement, dated October 22, 2009, by and among the Company and Tyco Electronics Group S.A. to acquire the Dulmison business (incorporated by reference to the Company’s 10-K filing for the fiscal year ended December 31, 2009).

10.13
Agreement for sale and purchase of shares in Electropar Limited, dated May 15, 2010, by and among the Company and Tony Lachlan Wallace, Grant Lachlan Wallace and Helen Amelia Wallace; Grant Lachlan Wallace, Tony Lachlan Wallace and Alison Kay Wallace; and Cameron Lachlan Wallace, Grant Lachlan Wallace and Tony Lachlan Wallace (the agreement does not include the schedules and other attachments. Copies will be provided to the SEC upon request) (incorporated by reference to the Company’s 10-Q filing for the quarter ended September 30, 2010).

10.14
Stock Purchase Agreement dated August 17, 2010 by and between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr, dated July 29, 2008 (incorporated by reference to the Company’s 8-K current report filing dated August 17, 2010).

10.15	Line of Credit Note dated February 5, 2010 between the Company and PNC Bank, National Association, filed herewith.
10.16	Loan Agreement dated February 5, 2010 between the Company and PNC Bank, National Association, filed herewith.
14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 8-K current report filing dated August 6, 2007).

Exhibit
Number	Exhibit

21	Subsidiaries of Preformed Line Products Company, filed herewith.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.
32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

*	Indicates management contracts or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company
March 11, 2011	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer (principal executive officer)

March 11, 2011	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer and Vice President Finance (principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 11, 2011	/s/ Robert G. Ruhlman Robert G. Ruhlman
Chairman, President and Chief Executive Officer

March 11, 2011	/s/ Barbara P. Ruhlman Barbara P. Ruhlman
Director

March 11, 2011	/s/ Randall M. Ruhlman Randall M. Ruhlman
Director

March 11, 2011	/s/ Glenn E. Corlett Glenn E. Corlett
Director

March 11, 2011	/s/ Michael E. Gibbons Michael E. Gibbons
Director

March 11, 2011	/s/ R. Steven Kestner R. Steven Kestner
Director

March 11, 2011	/s/ Richard R. Gascoigne Richard R. Gascoigne
Director

PREFORMED LINE PRODUCTS COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2010, 2009 and 2008
(Thousands of dollars)

		Additions
	Balance at	charged to		Other additions	Balance at
	beginning of	costs and		or deductions	end of
For the year ended December 31, 2010:	period	expenses	Deductions	(a)	period

Allowance for doubtful accounts	$769	$469	$(386)	$23	$875
Reserve for credit memos	226	192	(80)	—	338
Slow-moving and obsolete inventory reserves	5,539	767	(859)	160	5,607
Accrued product warranty	209	403	(108)	32	536

		Additions
	Balance at	charged to		Other additions	Balance at
	beginning of	costs and		or deductions	end of
For the year ended December 31, 2009:	period	expenses	Deductions	(a)	period

Allowance for doubtful accounts	$498	$322	$(224)	$173	$769
Reserve for credit memos	474	224	(472)	—	226
Slow-moving and obsolete inventory reserves	3,056	2,029	(841)	1,295	5,539
Accrued product warranty	129	81	(6)	5	209

		Additions
	Balance at	charged to			Balance at
	beginning of	costs and		Other additions	end of
For the year ended December 31, 2008:	period	expenses	Deductions	or deductions	period

Allowance for doubtful accounts	$733	$114	$(305)	$(44)	$498
Reserve for credit memos	466	472	(464)	—	474
Slow-moving and obsolete inventory reserves	3,332	1,161	(1,322)	(115)	3,056
Accrued product warranty	104	147	(94)	(28)	129

(a)	Other additions or deductions relate to translation adjustments. Included in 2010 are opening balances for acquisitions for the allowance for doubtful accounts of $2 thousand. Included in 2009 are opening balances for acquisitions for the following reserves; allowance for doubtful accounts of $117 thousand and $1.3 million for inventory reserves.

Exhibit Index

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).
3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).
4	Description of Specimen Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).
10.1	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*
10.2	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).*
10.3	Preformed Line Products Company Executive Life Insurance Plan — Summary (incorporated by reference to the Company’s Registration Statement on Form 10).*
10.4	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*
10.5	Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).
10.6
Amendment to the Revolving Credit Agreement between National City Bank and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).*

10.7	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option Agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).
10.8	Preformed Line Products Company Chief Executive Officer Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).
10.9	Preformed Line Products Company Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 8-K current report filing dated May 1, 2008).*
10.10	Deferred Shares Plan (incorporated by reference to the Company’s 8-K current report filing dated August 21, 2008).*
10.11	Form of Restricted Shares Grant Agreement (incorporated by reference to the Company’s 10-Q filing for the quarter ended September 30, 2008). *
10.12
Stock and Purchase Agreement, dated October 22, 2009, by and among the Company and Tyco Electronics Group S.A. to acquire the Dulmison business (incorporated by reference to the Company’s 10-K filing for the fiscal year ended December 31, 2009).

10.13
Agreement for sale and purchase of shares in Electropar Limited, dated May 15, 2010, by and among the Company and Tony Lachlan Wallace, Grant Lachlan Wallace and Helen Amelia Wallace; Grant Lachlan Wallace, Tony Lachlan Wallace and Alison Kay Wallace; and Cameron Lachlan Wallace, Grant Lachlan Wallace and Tony Lachlan Wallace (the agreement does not include the schedules and other attachments. Copies will be provided to the SEC upon request) (incorporated by reference to the Company’s 10-Q filing for the quarter ended September 30, 2010).

10.14
Stock Purchase Agreement dated August 17, 2010 by and between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr, dated July 29, 2008 (incorporated by reference to the Company’s 8-K current report filing dated August 17, 2010).

10.15	Line of Credit Note and Loan Agreement dated February 5, 2010 between the Company and PNC Bank, National Association, filed herewith
10.16	Loan Agreement dated February 5, 2010 between the Company and PNC Bank, National Association, filed herewith.
14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 8-K current report filing dated August 6, 2007).
21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.
31.1	Certificationsof the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.
32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

*	Indicates management contracts or compensatory plan or arrangement.