Form 10-Q
period 2011-03-31
PREFORMED LINE PRODUCTS CO
filed 2011-05-06
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011	Commission file number: 0-31164
Preformed Line Products Company
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-0676895

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

660 Beta Drive Mayfield Village, Ohio	44143

(Address of Principal Executive Office)	(Zip Code)
(440) 461-5200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of May 1, 2011: 5,273,218.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31	December 31
Thousands of dollars, except share and per share data	2011	2010

ASSETS
Cash and cash equivalents	$24,146	$22,655
Accounts receivable, less allowances of $1,511 ($1,213 in 2010)	62,294	56,102
Inventories — net	81,114	73,121
Deferred income taxes	5,974	4,784
Prepaids	8,638	6,923
Prepaid taxes	2,060	2,146
Other current assets	1,959	1,611

TOTAL CURRENT ASSETS	186,185	167,342

Property and equipment — net	77,987	76,266
Patents and other intangibles — net	12,407	12,735
Goodwill	12,388	12,346
Deferred income taxes	2,882	3,615
Other assets	10,014	8,675

TOTAL ASSETS	$301,863	$280,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$3,584	$1,246
Current portion of long-term debt	1,258	1,276
Trade accounts payable	27,710	27,001
Accrued compensation and amounts withheld from employees	12,419	9,848
Accrued expenses and other liabilities	9,772	9,088
Accrued profit-sharing and other benefits	2,618	4,464
Dividends payable	1,101	1,087
Income taxes payable and deferred income taxes	4,254	2,548

TOTAL CURRENT LIABILITIES	62,716	56,558

Long-term debt, less current portion	14,798	9,374
Unfunded pension obligation	9,681	9,473
Income taxes payable, noncurrent	1,772	1,768
Deferred income taxes	3,567	3,606
Other noncurrent liabilities	4,811	4,735

SHAREHOLDERS’ EQUITY
PLPC Shareholders’ equity:
Common stock — $2 par value per share, 15,000,000 shares authorized, 5,272,804 and 5,270,977 issued and outstanding, net of 586,746 and 586,746 treasury shares at par, respectively	10,546	10,542
Common shares issued to rabbi trust	(1,220)	(1,200)
Paid in capital	9,514	8,748
Retained earnings	189,957	184,060
Accumulated other comprehensive loss	(3,447)	(6,010)

TOTAL PLPC SHAREHOLDERS’ EQUITY	205,350	196,140

Noncontrolling interest	(832)	(675)

TOTAL SHAREHOLDERS’ EQUITY	204,518	195,465

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$301,863	$280,979

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three month periods ended March 31
	2011	2010
	(Thousands, except per share data)

Net sales	$95,088	$68,908
Cost of products sold	62,697	48,883

GROSS PROFIT	32,391	20,025

Costs and expenses
Selling	8,036	6,502
General and administrative	10,962	9,478
Research and engineering	3,362	2,859
Other operating expense (income)	(94)	(145)

	22,266	18,694

OPERATING INCOME	10,125	1,331

Other income (expense)
Interest income	151	83
Interest expense	(211)	(170)
Other income	184	351

	124	264

INCOME BEFORE INCOME TAXES	10,249	1,595

Income taxes	3,395	561

NET INCOME	6,854	1,034

Net loss attributable to noncontrolling interest, net of tax	(144)	(98)

NET INCOME ATTRIBUTABLE TO PLPC	$6,998	$1,132

BASIC EARNINGS PER SHARE
Net income attributable to PLPC common shareholders	$1.33	$0.22

DILUTED EARNINGS PER SHARE
Net income attributable to PLPC common shareholders	$1.30	$0.21

Cash dividends declared per share	$0.20	$0.20

Weighted-average number of shares outstanding — basic	5,272	5,252

Weighted-average number of shares outstanding — diluted	5,400	5,403

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Three month periods ended March 31
	2011	2010
	(Thousands of dollars)

OPERATING ACTIVITIES
Net income	$6,854	$1,034

Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	2,521	2,057
Provision for accounts receivable allowances	335	124
Provision for inventory reserves	493	513
Deferred income taxes	(517)	(334)
Share-based compensation expense	645	606
Excess tax benefits from share-based awards	(47)	—
Net investment in life insurance	(9)	(13)
Other — net	(60)	(19)
Changes in operating assets and liabilities:
Accounts receivable	(5,977)	313
Inventories	(8,902)	(1,674)
Trade accounts payables and accrued liabilities	1,373	736
Income taxes payable	1,721	(1,348)
Other — net	(1,372)	(1,208)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,942)	787

INVESTING ACTIVITIES
Capital expenditures	(2,358)	(3,774)
Proceeds from the sale of property and equipment	113	100
Restricted cash	(198)	—

NET CASH USED IN INVESTING ACTIVITIES	(2,443)	(3,674)

FINANCING ACTIVITIES
Increase in notes payable to banks	7,847	655
Proceeds from the issuance of long-term debt	—	5,209
Payments of long-term debt	(199)	(935)
Dividends paid	(1,087)	(1,092)
Excess tax benefits from share-based awards	47	—
Proceeds from issuance of common shares	79	77
Purchase of common shares for treasury	—	(23)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,687	3,891

Effects of exchange rate changes on cash and cash equivalents	189	(350)

Net increase in cash and cash equivalents	1,491	654

Cash and cash equivalents at beginning of year	22,655	24,097

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,146	$24,751

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
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.
The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements, but does not include all of the information and notes required by United States of America (U.S.) generally accepted accounting principles (GAAP) for complete financial statements. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K filed on March 11, 2011 with the Securities and Exchange Commission.
Reclassifications
Certain prior period amounts have been reclassified to conform to current year presentation.
NOTE B — OTHER FINANCIAL STATEMENT INFORMATION
Inventories — net

	March 31	December 31
	2011	2010

Finished products	$39,504	$34,580
Work-in-process	6,102	5,830
Raw materials	44,675	40,667

	90,281	81,077
Excess of current cost over LIFO cost	(4,771)	(4,801)
Noncurrent portion of inventory	(4,396)	(3,155)

	$81,114	$73,121

Cost of inventories of certain material are determined using the last-in-first-out (LIFO) method and totaled approximately $24 million at March 31, 2011 and $21.7 million at December 31, 2010. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three months ended March 31, 2011 and 2010, the increase or reduction in LIFO inventories resulted in a $.1 million or less benefit or charge to income before income taxes.

Noncurrent inventory is included in other assets on the consolidated balance sheets and is principally comprised of raw materials.
Property and equipment — net
Major classes of property and equipment are stated at cost and were as follows:

	March 31	December 31
	2011	2010

Land and improvements	$7,610	$7,467
Buildings and improvements	56,602	55,766
Machinery and equipment	121,118	117,758
Construction in progress	5,346	4,949

	190,676	185,940
Less accumulated depreciation	112,689	109,674

	$77,987	$76,266

Comprehensive income (loss)
The components of comprehensive income (loss) for the three month periods ended March 31 are as follows:

	PLPC		Noncontrolling interest		Total
	Three month period		Three month period		Three month period
	ended March 31		ended March 31		ended March 31
	2011	2010	2011	2010	2011	2010

Net income (loss)	$6,998	$1,132	$(144)	$(98)	$6,854	$1,034
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,511	(170)	(13)	(16)	2,498	(186)
Recognized net actuarial gain, net of tax	52	58	—	—	52	58

Total other comprehensive income (loss), net of tax	2,563	(112)	(13)	(16)	2,550	(128)

Comprehensive income (loss)	$9,561	$1,020	$(157)	$(114)	$9,404	$906

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

NOTE C — PENSION PLANS
PLP-USA hourly employees of the Company who meet specific requirements as to age and service are covered by a defined benefit pension plan. The Company uses a December 31 measurement date for this plan. Net periodic benefit cost for this plan included the following components:

	Three month period ended March 31
	2011	2010
Service cost	$230	$223
Interest cost	327	322
Expected return on plan assets	(272)	(240)
Recognized net actuarial loss	83	91

Net periodic benefit cost	$368	$396

During the three month period ended March 31, 2011, $.1 million of contributions were made to the plan. The Company presently anticipates contributing an additional $1 million to fund the plan in 2011.
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
The calculation of basic and diluted earnings per share for the three month periods ended March 31, 2011 and 2010 were as follows:

	For the three month period ended March 31
	2011	2010

Numerator
Net income attributable to PLPC	$6,998	$1,132

Denominator
Determination of shares
Weighted-average common shares outstanding	5,272	5,252
Dilutive effect — share-based awards	128	151

Diluted weighted-average common shares outstanding	5,400	5,403

Earnings per common share attributable to PLPC shareholders
Basic	$1.33	$0.22

Diluted	$1.30	$0.21

Common shares issuable upon the exercise of employee stock options or vesting of restricted share awards are excluded from the calculation of diluted earnings per share when the calculation of option equivalent shares is anti-dilutive. For the three month periods ended March 31, 2011 and 2010, 9,500 and 32,500, respectively, of stock options were excluded from the calculation of diluted earnings per shares because their effect would have been anti-dilutive. For the three month periods ended March 31, 2011 and 2010, no restricted shares were excluded from the calculation of diluted earnings per share.

NOTE E — GOODWILL AND OTHER INTANGIBLES
The Company’s finite and indefinite-lived intangible assets consist of the following:

	March 31, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets
Patents	$4,830	$(3,601)	$4,829	$(3,524)
Land use rights	1,399	(84)	1,346	(77)
Tradename	962	(203)	967	(156)
Customer backlog	493	(461)	499	(363)
Technology	1,762	(53)	1,783	(37)
Customer relationships	8,523	(1,160)	8,519	(1,051)

	$17,969	$(5,562)	$17,943	$(5,208)

Indefinite-lived intangible assets Goodwill	$12,388		$12,346

The aggregate amortization expense for other intangibles with finite lives for the three month periods ended March 31, 2011 and 2010 was $.4 million and $.2 million, respectively. Amortization expense is estimated to be $1.2 million for 2011, $1.1 million for 2012 and 2013, $1 million for 2014 and $.7 million for 2015. The weighted-average remaining amortization period by intangible asset class is as follows; patents, 4.2 years: land use rights, 65.6 years; trademark, 7.9 years; technology, 19.3 years and customer relationships, 15.5 years.
The Company performed its annual impairment test for goodwill as of January 1, 2011, and determined that no adjustment to the carrying value was required. The Company performs its annual impairment test for goodwill utilizing a discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly changed. However, the Company believes that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.
The Company’s only intangible asset with an indefinite life is goodwill. The addition to goodwill is related to foreign currency translation. The changes in the carrying amount of goodwill, by segment, for the three month period ended March 31, 2011, are as follows:

	The Americas	EMEA	Asia-Pacific	Total

Balance at January 1, 2011	$3,078	$1,177	$8,091	$12,346
Currency translation	—	61	(19)	42

Balance at March 31, 2011	$3,078	$1,238	$8,072	$12,388

NOTE F — SHARE-BASED COMPENSATION
The 1999 Stock Option Plan
The 1999 Stock Option Plan (the “Plan”) permitted the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At December 31, 2010 there were no shares remaining to be issued under the plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.
The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.
There were no shares granted for the three month periods ended March 31, 2011 and 2010.
Activity in the Company’s plan for the three month period ended March 31, 2011 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value

Outstanding at January 1, 2011	72,057	$35.89
Granted	—	—
Exercised	(1,500)	$39.10
Forfeited	(125)	$15.00

Outstanding (vested and expected to vest) at March 31, 2011	70,432	$35.86	5.1	$2,346

Exercisable at March 31, 2011	62,932	$34.83	4.7	$2,161

The total intrinsic value of stock options exercised during the three month periods ended March 31, 2011 and 2010 was less than $.1 million and $.1 million, respectively. Cash received for the exercise of stock options during the three month periods ended March 31, 2011 and 2010 was $.1 million for both periods.
For the three month periods ended March 31, 2011 and 2010, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by less than $.1 million in 2011 and 2010. The total compensation cost related to nonvested awards not yet recognized at March 31, 2011 is expected to be $.1 million over a weighted-average period of 1.4 years.
There were no excess tax benefits from share-based awards for the three month periods ended March 31, 2011 and 2010.
Long Term Incentive Plan of 2008
Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP Plan”), certain employees, officers, and directors are eligible to receive awards of options and restricted shares. The purpose of this LTIP Plan is to give the Company and its subsidiaries a competitive advantage in attracting, retaining, and motivating officers, employees, and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. As of March 31, 2011, the total number common shares reserved for awards under the LTIP Plan is 400,000. Of the 400,000 common shares, 300,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options. The LTIP Plan expires on April 17, 2018.
Restricted Share Awards
For all of the participants except the CEO, a portion of the restricted share award is subject to time-based cliff vesting and a portion is subject to vesting based upon the Company’s performance over a three year period. All of the CEO’s restricted shares are subject to vesting based upon the Company’s performance over a three year period.
The restricted shares are offered at no cost to the employees; however, the participant must remain employed with the Company until the restrictions on the restricted shares lapse. The fair value of restricted share awards is based on the market price of a common share on the grant date. The Company currently estimates that no awards will be forfeited. Dividends declared in 2009 and thereafter will be accrued in cash dividends. Dividends related to the 2008 grant of restricted shares are reinvested in additional restricted shares, and held subject to the same vesting requirements as the underlying restricted shares.

A summary of the restricted share awards for the three month period ended March 31, 2011 is as follows:

	Restricted Share Awards
	Performance		Total	Weighted-Average
	and Service	Service	Restricted	Grant-Date
	Required	Required	Awards	Fair Value
Nonvested as of January 1, 2011	142,955	19,778	162,733	$33.14
Granted	61,594	6,775	68,369	39.92
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested as of March 31, 2011	204,549	26,553	231,102	$35.15

For time-based restricted shares the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying statement of consolidated income. Compensation expense related to the time-based restricted shares for the three month periods ended March 31, 2011 and 2010 was $.1 million and less than $.1 million, respectively. As of March 31, 2011, there was $.5 million of total unrecognized compensation cost related to time-based restricted share awards that is expected to be recognized over the weighted-average remaining period of approximately 2.1 years.
For the performance-based awards, the number of restricted shares in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and sales growth over a requisite performance period. Depending on the extent to which the performance criterions are satisfied under the LTIP Plan, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the three month periods ended March 31, 2011 and 2010 was $.5 million for both periods. As of March 31, 2011, the remaining performance-based restricted share awards compensation expense of $4.5 million is expected to be recognized over a period of approximately 2.2 years.
The excess tax benefits from restricted share-based awards for the three month periods ended March 31, 2011 and 2010 was less than $.1 million and $0, as reported on the consolidated statements of cash flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for restricted shares vested in the current period.
In the event of a Change in Control, vesting of the restricted shares will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a maximum potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.
To satisfy the vesting of its restricted share awards, the Company has reserved new shares from its authorized but unissued shares. Any additional granted awards will also be issued from the Company’s authorized but unissued shares. As of March 31, 2011, under the LTIP Plan there were 29,534 common shares available for additional restricted share grants.
Deferred Compensation Plan
The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows Directors and certain Company employees to make elective deferrals of Director fees payable and LTIP restricted shares for future distribution in the form of common shares and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees either in cash currently or in shares of common stock of the Company at a later date. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of March 31, 2011, 23,632 LTIP shares have been deferred and are being held by the rabbi trust.

Share Option Awards
The LTIP Plan permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At March 31, 2011 there were 79,500 shares remaining available for issuance under the LTIP Plan. Options issued through March 31, 2011 under the LTIP Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.
The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.
There were no options granted for the three month periods ended March 31, 2011 and 2010.
Activity in the Company’s plan for the three month period ended March 31, 2011 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value

Outstanding at January 1, 2011	20,500	$44.94
Granted	—	$0.00
Exercised	—	$0.00
Forfeited	—	$0.00

Outstanding (vested and expected to vest) at March 31, 2011	20,500	$44.94	9.1	$497

Exercisable at March 31, 2011	5,500	$38.76	8.8	167

There were no stock options exercised under the LTIP Plan during the three month period ended March 31, 2011. There were no excess tax benefits from stock based awards for the three month period ended March 31, 2011.
For the three month periods ended March 31, 2011 and 2010, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by less than $.1 million. The total compensation cost related to nonvested awards not yet recognized at March 31, 2011 is expected to be a combined total of $.3 million over a weighted-average period of approximately 2.3 years.

NOTE G — FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. U.S. GAAP also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be validated by a third party, whereas, unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:
•
Level 1 — Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•
Level 2 — Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At March 31, 2011, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the three month period ended March 31, 2011. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	March 31, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value

Long-term debt and related current maturities	$16,136	$16,056	$10,738	$10,650

As a result of being a global company, the Company’s earnings, cash flows and financial position are exposed to foreign currency risk. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency risks. The Company accounts for derivative instruments and hedging activities as either assets or liabilities in the consolidated balance sheet and carry these instruments at fair value. The Company does not enter into any trading or speculative positions with regard to derivative instruments. At March 31, 2011, the Company had no derivatives outstanding.
As part of the Purchase Agreement to acquire Electropar, the Company may be required to make an additional earn-out consideration payment up to NZ$2 million or $1.5 million U.S. dollars based on Electropar achieving a financial performance target (Earnings Before Interest, Taxes, Depreciation and Amortization) over the 12 months ending July 31, 2011. The fair value of the contingent consideration arrangement is determined by estimating the expected (probability-weighted) earn-out payment discounted to present value and is considered a level three input. Based upon the initial evaluation of the range of outcomes for this contingent consideration, the Company accrued $.4 million for the additional earn-out consideration payment as of the acquisition date in the Accrued expenses and other liabilities line on the consolidated balance sheets, and as part of the purchase price. Since the acquisition date, the range of outcomes and the assumptions used to develop the estimates of the accrual have not changed, and the amount accrued in the consolidated balance sheet has increased $.1 million due to an increase in the net present value of the liability due to the passage of time.
NOTE H — RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In October 2009, the Financial Accounting Standards Board (FASB) issued accounting standards updates (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements beginning on or after January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2010, the FASB issued ASU No. 2010-29, which updates the guidance in FASB Accounting Standards Codification (ASC) Topic 805, Business Combinations. The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by FASB ASC 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations.
NOTE I — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Changes to accounting principles generally accepted in the U.S. GAAP are established by the FASB in the form of ASU’s to the FASB’s ASC.
We consider the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or have minimal impact on the Company’s consolidated financial position and results of operations.
In December 2010, the FASB issued ASU No. 2010-28, which updates the guidance in FASB ASC Topic 350, Intangibles—Goodwill & Other. The amendments in ASU 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in ASU 2010-28 modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance will become effective for us at the beginning of our second quarter of fiscal 2011. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial position or results of operations.

NOTE J — SEGMENT INFORMATION
The following tables present a summary of the Company’s reportable segments for the three month periods ended March 31, 2011 and 2010. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three month period ended March 31
	2011	2010
Net sales
PLP-USA	$31,937	$26,481
The Americas	20,539	15,186
EMEA	15,279	11,267
Asia-Pacific	27,333	15,974

Total net sales	$95,088	$68,908

Intersegment sales
PLP-USA	$2,291	$1,122
The Americas	2,081	1,859
EMEA	417	480
Asia-Pacific	3,218	1,454

Total intersegment sales	$8,007	$4,915

Income taxes
PLP-USA	$1,340	$(428)
The Americas	640	357
EMEA	541	243
Asia-Pacific	874	389

Total income taxes	$3,395	$561

Net income
PLP-USA	$1,988	$(1,029)
The Americas	1,334	819
EMEA	1,491	1,095
Asia-Pacific	2,041	149

Total net income	6,854	1,034
Income (loss) attributable to noncontrolling interest, net of tax	(144)	(98)

Net income attributable to PLPC	$6,998	$1,132

	March 31	December 31
	2011	2010

Assets
PLP-USA	$72,694	$67,268
The Americas	65,826	61,358
EMEA	49,086	44,526
Asia-Pacific	113,921	107,481

	301,527	280,633
Corporate assets	336	346

Total assets	$301,863	$280,979

NOTE K — INCOME TAXES
The Company’s effective tax rate was 33% and 35% for the three month periods ended March 31, 2011 and 2010, respectively. The lower effective tax rate for the three month period ended March 31, 2011 compared to the U.S. federal statutory tax rate of 35% is primarily due to increased earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate in jurisdictions where such earnings are permanently reinvested. The lower effective tax rate for the three month period ended March 31, 2011 compared with the same period for 2010 was primarily due to the January 1, 2010 expiration of certain U.S. tax benefits, including the Research and Development Tax Credit and the controlled foreign corporation look-through rule, that historically benefited the Company’s financial results. These provisions were not extended until December of 2010, and are effective for the period ended March 31, 2011.
The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. No significant changes to the valuation allowance were made for the period ended March 31, 2011.
As of March 31, 2011, the Company had gross unrecognized tax benefits of approximately $1.1 million and there were no significant changes during the period ended March 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help investors better understand our results of operations, financial condition and present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The MD&A is organized as follows:
•	Overview

•	Recent Developments

•	Preface

•	Results of Operations

•	Application of Critical Accounting Policies and Estimates

•	Working Capital, Liquidity and Capital Resources

•	Recently Adopted Accounting Pronouncements

•	Recently Issued Accounting Pronouncements
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
RECENT DEVELOPMENTS
As a result of several global acquisitions since 2007 and corresponding significant changes in the Company’s internal structure, we realigned our business units as of the fourth quarter of 2010 into four operating segments to better capitalize on business development opportunities, improve ongoing services, enhance the utilization of our worldwide resources and global sourcing initiatives and to manage the Company better.
We report our segments in four geographic regions: PLP-USA, The Americas (includes operations in North and South America without PLP-USA), EMEA (Europe, Middle East & Africa) and Asia-Pacific in accordance with accounting standards codified in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, Segment Reporting. Each segment distributes a full range of our primary products. Our PLP-USA segment is comprised of our U.S. operations manufacturing our traditional products primarily supporting our domestic energy and telecommunications products. Our other three segments, The Americas, EMEA and Asia-Pacific, support the Company’s energy, telecommunications, data communication and solar products in each respective geographical region.
The segment managers responsible for each region report directly to the Company’s Chief Executive Officer, who is the chief operating decision maker, and are accountable for the financial results and performance of their entire segment for which they are responsible. The business components within each segment are managed to maximize the results of the entire company rather than the results of any individual business component of the segment.

We evaluate segment performance and allocate resources based on several factors primarily based on sales and net income. The segment information for the prior period has been recast to conform to the current segment presentation.
Preface
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. (GAAP). Our discussions of the financial results include non-GAAP measures (foreign currency impact) to provide additional information concerning our financial results and provide information that is useful to the assessment of our performance and operating trends.
2011 Results of Operations compared to 2010
The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the three month periods ended March 31, 2011 and 2010. The Company’s past operating results are not necessarily indicative of future operating results.

	Three month period ended March 31
Thousands of dollars	2011		2010		Change

Net sales	$95,088	100%	$68,908	100%	$26,180
Cost of products sold	62,697	66%	48,883	71%	13,814

GROSS PROFIT	32,391	34%	20,025	29%	12,366
Costs and expenses	22,266	23%	18,694	27%	3,572

OPERATING INCOME	10,124	11%	1,331	2%	8,793
Other income	124	0%	264	0%	(140)

INCOME BEFORE INCOME TAXES	10,249	11%	1,595	2%	8,654
Income taxes	3,395	4%	561	1%	2,834

NET INCOME	$6,854	7%	$1,034	2%	$5,820

Highlights:
•	Net Sales increased 38% to $95.1 million, a quarterly record for the Company.

•	Gross profit improved from 29% of net sales in 2010 to 34% of net sales in 2011.

•	Operating income increased $8.8 million to $10.1 million from $1.3 million in 2010.

•	Net income of $6.9 million increased $5.8 million from 2010.

•	Diluted earnings per share were $1.30 per share in 2011 compared to $.21 per share in 2010.

•	Bank debt to equity ratio of 10%.
Net sales for the three month period ended March 31, 2011 increased $26.2 million, or 38%, compared to 2010. Our net sales increase was caused primarily by a 47% increase in foreign net sales coupled with a 26% increase in U.S. net sales. The net sales increase was primarily attributable to global business combinations, new business, higher demand levels associated with the improved global economy, and favorable foreign currency exchange rates.
Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies strengthen against the U.S. dollar, our revenues and costs increase as the foreign currency-denominated financial statements translate into more dollars. The fluctuations of foreign currencies during the three month period ended March 31, 2011 had a positive impact on net sales of $3.3 million as compared to 2010. Excluding the effect of currency translation, 2011 net sales increased by double digits in all four of our reportable segments compared to 2010.
As a percentage of net sales, gross profit improved from 29% for the three month period ended March 31, 2010 to 34% for the three month period ended March 31, 2011. Excluding the effect of currency translation, gross profit increased $11.3 million, or 56%, compared to 2010.

Overall, costs and expenses, as a percentage of net sales, decreased 4 percentage points compared to 2010. Excluding the effect of currency translation, costs and expenses increased $2.9 million, or 15%, primarily due to an increase in foreign costs and expenses. The primary reasons costs and expenses increased compared to 2010 were due to continued investment in personnel, research and engineering costs, and higher commission expense.
Excluding the effect of currency translation and as a result of the preceding factors, operating income for the three month period ended March 31, 2011 of $10.1 million increased $8.5 million compared to 2010. Net income in 2011 of $6.9 million increased $5.8 million compared to 2010.
Despite the global economic conditions, we are seeing an improvement in our global marketplace and our financial condition continues to remain strong. We continue to generate positive cash flows, have proactively managed working capital and have controlled capital spending. We currently have a bank debt to equity ratio of 10% and can borrow needed funds at an attractive interest rate under our credit facility. While current worldwide conditions necessitate that we concentrate our efforts on maintaining our financial strength, we believe there are many available opportunities for growth. We will pursue these opportunities as appropriate in the current environment in order to improve our competitive position in the future.
THREE MONTH PERIOD ENDED MARCH 31, 2011 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2010
Net sales. For the three month period ended March 31, 2011, net sales were $95.1 million, an increase of $26.2 million, or 38%, from the three month period ended March 31, 2010. Excluding the effect of currency translation, net sales increased 33% as summarized in the following table:

	Three month period ended March 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2011	2010	Change	translation	tranlation	change
Net sales
PLP-USA	$31,937	$26,481	$5,456	$—	$5,456	21%
The Americas	20,539	15,186	5,353	1,072	4,281	28
EMEA	15,279	11,267	4,012	350	3,662	33
Asia-Pacific	27,333	15,974	11,359	1,845	9,514	60

Consolidated	$95,088	$68,908	$26,180	$3,267	$22,913	33%

The increase in PLP-USA net sales of $5.5 million, or 21%, was primarily due to sale mix increases of $3.4 million and sales volume increases of $2.1 million. International net sales for three month period ended March 31, 2011 were favorably affected by $3.3 million when local currencies were converted to U.S. dollars. The following discussions of international net sales exclude the effect of currency translation. The Americas net sales of $20.5 million increased $4.3 million, or 28%, primarily related to a stronger overall market demand in the region related to energy and solar sales. The Americas net sales increase of $4.3 million was approximately 50% due to higher energy sales volume and 50% due to volume in solar sales. EMEA net sales increased $3.7 million, or 33%, due to stronger market conditions in the region compared to 2010 leading to an increase in overall sales volume. In Asia-Pacific, net sales increased $9.5 million, or 60%, compared to 2010. Of the $9.5 million increase in net sales, $6.4 million related to the net sales realized through the Electropar acquisition in July 2010. The remainder of the net sales increase was due to a sales volume increase in the region.

Gross profit. Gross profit of $32.4 million for the three month period ended March 31, 2011 increased $12.4 million, or 62%, compared to the three month period ended March 31, 2010. Excluding the effect of currency translation, gross profit increased 56% as summarized in the following table:

	Three month period ended March 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2011	2010	Change	translation	translation	change

Gross profit
PLP-USA	$11,308	$6,592	$4,716	$—	$4,716	72%
The Americas	6,199	4,362	1,837	352	1,485	34
EMEA	5,129	3,782	1,347	129	1,218	32
Asia-Pacific	9,755	5,289	4,466	615	3,851	73

Consolidated	$32,391	$20,025	$12,366	$1,096	$11,270	56%

PLP-USA gross profit of $11.3 million increased $4.7 million compared to 2010. PLP-USA gross profit increased $2.4 million due to higher net sales coupled with an improvement in product margins. International gross profit for the three month period ended March 31, 2011 was favorably impacted by $1 million when local currencies were translated to U.S. dollars. The following discussion of international gross profit excludes the effect of currency translation. The Americas gross profit increase of $1.5 million was primarily the result of $1 million from higher net sales coupled with $.5 million due to favorable product margins. The EMEA gross profit increase of $1.2 million was the result of $1.3 million from higher net sales coupled with better production margins partially offset by $.4 million due to higher material costs. Asia-Pacific gross profit of $9.8 million increased $3.9 million compared to 2010. Of the $3.9 million increase in gross profit, $1.8 million was related to the sales realized through the acquisition of Electropar in July 2010. The remainder of the increase in gross profit was the result of $1.7 million from higher net sales in the region coupled with better product margins.
The Dulmison acquisition was accounted for pursuant to the current business combination standards. In accordance with the standards, we recorded, as of the acquisition date, the acquired inventories at their respective fair values. For the three month period ended March 31, 2010, we sold and therefore recognized $.4 million of the acquired finished goods inventories fair value adjustment in Cost of products sold.
Costs and expenses. Costs and expenses of $22.3 million for the three month period ended March 31, 2011 increased $3.6 million, or 19%, compared to 2010. Excluding the effect of currency translation, costs and expenses increased 15% as summarized in the following table:

	Three month period ended March 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2011	2010	Change	translation	translation	change
Costs and expenses
PLP-USA	$9,832	$9,619	$213	$—	$213	2%
The Americas	3,880	2,934	946	225	721	25
EMEA	2,711	2,219	492	50	442	20
Asia-Pacific	5,843	3,922	1,921	418	1,503	38

Consolidated	$22,266	$18,694	$3,572	$693	$2,879	15%

PLP-USA costs and expenses increased $.2 million primarily due to an increase in employee related costs of $.7 million and commissions of $.3 million partially offset by a decrease in acquisition related costs of $.3 million, $.2 million due to lower repairs and maintenance, $.2 million due to lower professional fees, and a decrease in advertising expenses of $.1 million. International costs and expenses for the three month period ended March 31, 2011 were unfavorably impacted by $.7 million when local currencies were translated to U.S. dollar. The following discussions of international costs and expenses exclude the effect of currency translation. The Americas costs and expenses increased $.7 million primarily due to an increase in employee headcount in the region, mainly attributable to our investment in research and engineering to support our future growth, coupled with higher personnel related costs and $.2 million related to higher sales commissions. EMEA costs and expenses increased $.4 million. EMEA’s costs and expenses increase was primarily due to an increase in employee related costs coupled with lower currency transaction gains of $.2 million and slightly higher commission expense. Asia-Pacific costs and expenses increased $1.5 million compared to 2010. The Electropar acquisition in July 2010 added $.9 million to costs and expenses compared to 2010. The remaining $.6 million increase in costs and expenses was primarily due to an increase in personnel related costs coupled with higher research and engineering related costs from other subsidiaries located in the Asia-Pacific reportable segment.

Overall, costs and expenses for the three month periods ended March 31, 2011 and 2010 included less than $.3 million and $.1 million, respectively, related to aggregated amortization expense of intangible assets acquired in our Dulmison and Electropar business combinations.
Other income. Other income for the three month period ended March 31, 2011 of $.1 million decreased $.2 million compared to 2010. Other income decreased primarily due to a decrease in income related to our natural gas well located at PLP’s corporate headquarters.
Income taxes. Income taxes for the three month period ended March 31, 2011 of $3.4 million was $3 million higher than 2010. The effective tax rate for the three month period ended March 31, 2011 was 33% compared to 35% in 2010. The effective tax rate for three month period ended March 31, 2011 is lower than the U.S. federal statutory rate of 35% primarily due to increased earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate in jurisdictions where such earnings are permanently reinvested. The lower effective tax rate for the three month period ended March 31, 2011 compared to 2010 was primarily due to the January 1, 2010 expiration of certain U.S. tax benefits, including the Research and Development Tax Credit and the controlled foreign corporation look-through rule, that historically benefited the Company’s financial results. These provisions were not extended until December of 2010, and are effective for the period ended March 31, 2011.
Net income. As a result of the preceding items, net income for the three month period ended March 31, 2011 was $6.9 million, compared to $1 million for the three month period ended March 31, 2010. Excluding the effect of currency translation, net income increased $5.6 million as summarized in the following table:

	Three month period ended March 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2011	2010	Change	translation	translation	change
Net income
PLP-USA	$1,988	$(1,029)	$3,017	$—	$3,017	293%
The Americas	1,334	819	515	87	428	52
EMEA	1,491	1,095	396	41	355	32
Asia-Pacific	2,041	149	1,892	63	1,829	1,228

Consolidated	$6,854	$1,034	$5,820	$191	$5,629	544%

PLP-USA net income increased $3 million as a result of an increase in operating income of $5 million partially offset by a decrease in other income of $.2 million and an increase in income taxes. International net income for the three month period ended March 31, 2011 was favorably affected by $.2 million when local currencies were converted to U.S. dollars. The following discussion of international net income excludes the effect of currency translation. The Americas net income increased $.4 million due primarily to the $.7 million increase in operating income partially offset by an increase in income taxes. EMEA net income increased $.4 million primarily as a result of the increase in operating income of $.6 million partially offset by an increase in income taxes. Asia-Pacific net income increased $1.8 million primarily as a result of the increase in operating income of $2.2 million and an increase in other income partially offset by an increase in income taxes of $.4 million.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2010 and are, therefore, not presented herein.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
Cash increased $1.5 million for the three month period ended March 31, 2011. Net cash used in operating activities was $2.9 million. The major investing and financing uses of cash were capital expenditures of $2.4 million and dividends of $1.1 million offset by net borrowings of $7.6 million.
Net cash provided by operating activities for the three month period ended March 31, 2011 decreased $3.7 million compared to the three month period ended March 31, 2010 primarily as a result of an increase in operating assets (net of operating liabilities) of $9.9 million offset by an increase in net income of $5.8 million and an increase in non-cash items of $.4 million.
Net cash used in investing activities for the three month period ended March 31, 2011 of $2.4 million represents a decrease of $1.2 million when compared to cash used in investing activities in the three month period ended March 31, 2010. Capital expenditures decreased $1.4 million in the three month period ended March 31, 2011 when compared to the same period in 2010 primarily related to facility expansions in Mexico and additional machinery and equipment investments at our U.S. locations, Brazilian and Thailand operations in the prior year.
Cash provided by financing activities for the three month period ended March 31, 2011 was $6.7 million compared to $3.9 million in the three month period ended March 31, 2010. The decrease of $2.8 million was primarily a result of higher debt borrowings in 2011 compared to 2010.
Our financial position remains strong and our current ratio at March 31, 2011 and December 31, 2010 was 3.0 to 1. At March 31, 2011, our unused availability under our main credit facility was $16.1 million and our bank debt to equity percentage was 10%. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At March 31, 2011, we were in compliance with these covenants.
We expect that our major sources of funding for 2011 and beyond will be our operating cash flows and our existing cash and cash equivalents. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our borrowing capacity provides substantial financial resources. We do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In October 2009, the Financial Accounting Standards Board (FASB) issued accounting standards updates (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements beginning on or after January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on our consolidated financial condition or results of operations.
In December 2010, the FASB issued ASU No. 2010-29, which updates the guidance in FASB Accounting Standards Codification (ASC) Topic 805, Business Combinations. The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by FASB ASC 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance did not have an impact on our consolidated financial position or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the FASB in the form of ASU’s to the FASB’s ASC.
We consider the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or have minimal impact on our consolidated financial position and results of operations.
In December 2010, the FASB issued ASU No. 2010-28, which updates the guidance in FASB ASC Topic 350, Intangibles—Goodwill & Other. The amendments in ASU 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in ASU 2010-28 modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance will become effective for us at the beginning of our second quarter of fiscal 2011. The adoption of this guidance is not expected to have an impact on our consolidated financial position or results of operations.
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

•	The continued support by Federal, State, Local and Foreign Governments in incentive programs for upgrading electric transmission lines and promoting renewable energy deployment;
•	Those factors described under the heading “Risk Factors” on page 13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 11, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $19.6 million at March 31, 2011. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.2 million for the three month period ended March 31, 2011.
The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $4.8 million and on income before tax of less than $.1 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2011.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2011 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 11, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 4, 2010, the Company announced the Board of Directors authorized a plan to repurchase up to 250,000 of Preformed Line Products common shares. The repurchase plan does not have an expiration date. There were no repurchases for the three-month period ended March 31, 2011.

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

May 6, 2011	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 6, 2011	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer and Vice President — Finance (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.