Form 10-Q
period 2011-06-30
PREFORMED LINE PRODUCTS CO
filed 2011-08-09
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
The number of common shares outstanding as of August 1, 2011: 5,258,210.

		Page
Part I — Financial Information

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II — Other Information

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	(Removed and Reserved)	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

SIGNATURES		31
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30	December 31
Thousands of dollars, except share and per share data	2011	2010

ASSETS
Cash and cash equivalents	$23,617	$22,655
Accounts receivable, less allowances of $1,639 ($1,213 in 2010)	74,970	56,102
Inventories — net	82,280	73,121
Deferred income taxes	5,341	4,784
Prepaids	10,155	6,923
Prepaid taxes	2,679	2,146
Other current assets	1,769	1,611

TOTAL CURRENT ASSETS	200,811	167,342

Property and equipment — net	80,571	76,266
Patents and other intangibles — net	12,545	12,735
Goodwill	12,880	12,346
Deferred income taxes	3,792	3,615
Other assets	10,697	8,675

TOTAL ASSETS	$321,296	$280,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$6,465	$1,246
Current portion of long-term debt	722	1,276
Trade accounts payable	27,623	27,001
Accrued compensation and amounts withheld from employees	14,482	9,848
Accrued expenses and other liabilities	13,673	9,088
Accrued profit-sharing and other benefits	3,386	4,464
Dividends payable	1,098	1,087
Income taxes payable and deferred income taxes	5,099	2,548

TOTAL CURRENT LIABILITIES	72,548	56,558

Long-term debt, less current portion	14,189	9,374
Unfunded pension obligation	9,774	9,473
Income taxes payable, noncurrent	1,836	1,768
Deferred income taxes	3,666	3,606
Other noncurrent liabilities	4,889	4,735

SHAREHOLDERS’ EQUITY
PLPC Shareholders’ equity:
Common stock — $2 par value per share, 15,000,000 shares authorized, 5,258,210 and 5,270,977 issued and outstanding, net of 623,138 and 586,746 treasury shares at par, respectively	10,516	10,542
Common shares issued to rabbi trust	(1,260)	(1,200)
Paid in capital	11,307	8,748
Retained earnings	194,075	184,060
Accumulated other comprehensive loss	(244)	(6,010)

TOTAL PLPC SHAREHOLDERS’ EQUITY	214,394	196,140

Noncontrolling interest	—	(675)

TOTAL SHAREHOLDERS’ EQUITY	214,394	195,465

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$321,296	$280,979

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three month periods ended June 30		Six month periods ended June 30
	2011	2010	2011	2010
		(Thousands, except per share data)

Net sales	$114,530	$82,137	$209,618	$151,045
Cost of products sold	77,824	54,682	140,521	103,565

GROSS PROFIT	36,706	27,455	69,097	47,480

Costs and expenses
Selling	9,272	7,038	17,308	13,540
General and administrative	11,780	9,666	22,742	19,144
Research and engineering	3,215	2,700	6,577	5,559
Other operating (income) expense	(694)	1,135	(788)	990

	23,573	20,539	45,839	39,233

OPERATING INCOME	13,133	6,916	23,258	8,247

Other income (expense)
Interest income	140	94	291	177
Interest expense	(266)	(126)	(477)	(296)
Other income	43	409	227	760

	(83)	377	41	641

INCOME BEFORE INCOME TAXES	13,050	7,293	23,299	8,888

Income taxes	4,520	1,197	7,915	1,758

NET INCOME	8,530	6,096	15,384	7,130

Net income (loss) attributable to noncontrolling interest, net of tax	144	—	—	(98)

NET INCOME ATTRIBUTABLE TO PLPC	$8,386	$6,096	$15,384	$7,228

BASIC EARNINGS PER SHARE
Net income attributable to PLPC common shareholders	$1.59	$1.16	$2.92	$1.38

DILUTED EARNINGS PER SHARE
Net income attributable to PLPC common shareholders	$1.55	$1.13	$2.85	$1.34

Cash dividends declared per share	$0.20	$0.20	$0.40	$0.40

Weighted-average number of shares outstanding — basic	5,263	5,253	5,268	5,253

Weighted-average number of shares outstanding — diluted	5,393	5,402	5,390	5,401

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Six month periods ended June 30
	2011	2010
	(Thousands of dollars)

OPERATING ACTIVITIES
Net income	$15,384	$7,130

Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,076	4,042
Provision for accounts receivable allowances	631	277
Provision for inventory reserves	814	737
Deferred income taxes	(690)	(1,164)
Share-based compensation expense	1,458	1,383
Excess tax benefits from share-based awards	(190)	—
Net investment in life insurance	(19)	(26)
Unrealized foreign currency gain on hedge contract	—	(451)
Other — net	58	(5)
Changes in operating assets and liabilities:
Accounts receivable	(17,475)	(3,586)
Inventories	(9,689)	(2,113)
Trade accounts payables and accrued liabilities	7,518	4,446
Income taxes payable	2,755	(627)
Other — net	(3,497)	(3,331)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,134	6,712

INVESTING ACTIVITIES
Capital expenditures	(6,504)	(6,606)
Proceeds from the sale of property and equipment	168	225
Restricted cash	(330)	—

NET CASH USED IN INVESTING ACTIVITIES	(6,666)	(6,381)

FINANCING ACTIVITIES
Increase in notes payable to banks	9,990	(3)
Proceeds from the issuance of long-term debt	—	11,946
Payments of long-term debt	(924)	(11,471)
Dividends paid	(2,189)	(2,167)
Excess tax benefits from share-based awards	190	—
Proceeds from issuance of common shares	958	84
Purchase of common shares for treasury	(2,518)	(21)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,507	(1,632)

Effects of exchange rate changes on cash and cash equivalents	(13)	(686)

Net increase (decrease) in cash and cash equivalents	962	(1,987)

Cash and cash equivalents at beginning of year	22,655	24,097

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,617	$22,110

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
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to current year presentation.
NOTE B — OTHER FINANCIAL STATEMENT INFORMATION
Inventories — net

	June 30	December 31
	2011	2010

Finished products	$38,658	$34,580
Work-in-process	5,392	5,830
Raw materials	48,397	40,667

	92,447	81,077
Excess of current cost over LIFO cost	(5,325)	(4,801)
Noncurrent portion of inventory	(4,842)	(3,155)

	$82,280	$73,121

Cost of inventories for certain material are determined using the last-in-first-out (LIFO) method and totaled approximately $24.7 million at June 30, 2011 and $21.7 million at December 31, 2010. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three and six month periods ended June 30, 2011, the net increase in LIFO inventories resulted in a $.6 million and $.5 million charge to income before income taxes. During the three and six month periods ended June 30, 2010, the net increase in LIFO inventories resulted in a $.5 million and $.6 million charge to income before income taxes.

Noncurrent inventory is included in other assets on the consolidated balance sheets and is principally comprised of raw materials.
Property and equipment — net
Major classes of property and equipment are stated at cost and were as follows:

	June 30	December 31
	2011	2010

Land and improvements	$7,670	$7,467
Buildings and improvements	57,820	55,766
Machinery and equipment	124,175	117,758
Construction in progress	6,672	4,949

	196,337	185,940
Less accumulated depreciation	115,766	109,674

	$80,571	$76,266

Comprehensive income (loss)
The components of comprehensive income (loss) for the three and six month periods ended June 30 are as follows:

	PLPC		Noncontrolling interest		Total
	Three month period		Three month period		Three month period
	ended June 30		ended June 30		ended June 30
	2011	2010	2011	2010	2011	2010

Net income	$8,386	$6,096	$144	$—	$8,530	$6,096
Other comprehensive income, net of tax:
Foreign currency translation adjustments	3,127	(4,140)	(37)	41	3,090	(4,099)
Recognized net actuarial loss, net of tax	76	30	—	—	76	30

Total other comprehensive income (loss), net of tax	3,203	(4,110)	(37)	41	3,166	(4,069)

Comprehensive income	$11,589	$1,986	$107	$41	$11,696	$2,027

	PLPC		Noncontrolling interest		Total
	Six month period		Six month period		Six month period
	ended June 30		ended June 30		ended June 30
	2011	2010	2011	2010	2011	2010

Net income (loss)	$15,384	$7,228	$—	$(98)	$15,384	$7,130
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5,638	(4,310)	(50)	25	5,588	(4,285)
Recognized net actuarial loss, net of tax	128	88	—	—	128	88

Total other comprehensive income (loss), net of tax	5,766	(4,222)	(50)	25	5,716	(4,197)

Comprehensive income (loss)	$21,150	$3,006	$(50)	$(73)	$21,100	$2,933

Legal proceedings
From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations, or cash flows.

Noncontrolling Interests
During 2008, the Company entered into a Joint Venture Agreement to form a joint venture between the Company’s Australian subsidiary, Preformed Line Products Australia Pty Ltd, and BlueSky Energy Pty Ltd (BlueSky). During June 2011, the Company acquired the remaining 50% of BlueSky shares for a di minimus amount, for a total ownership interest of 100% of the issued and outstanding shares of BlueSky.
NOTE C — PENSION PLANS
PLP-USA hourly employees of the Company who meet specific requirements as to age and service are covered by a defined benefit pension plan. The Company uses a December 31 measurement date for this plan. Net periodic benefit cost for this plan included the following components:

	Three month period ended June 30		Six month period ended June 30
	2011	2010	2011	2010
Service cost	$272	$184	$502	$407
Interest cost	359	276	686	598
Expected return on plan assets	(272)	(240)	(544)	(480)
Recognized net actuarial loss	123	49	206	140

Net periodic benefit cost	$482	$270	$850	$665

During the three month period ended June 30, 2011, $.3 million of contributions were made to the plan. The Company presently anticipates contributing an additional $.8 million to fund the plan in 2011.
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
The calculation of basic and diluted earnings per share for the three and six month periods ended June 30, 2011 and 2010 were as follows:

	For the three month period ended June 30		For the six month period ended June 30
	2011	2010	2011	2010

Numerator
Amount attributable to PLPC shareholders
Net income attributable to PLPC	$8,386	$6,096	$15,384	$7,228

Denominator
Determination of shares
Weighted-average common shares outstanding	5,263	5,253	5,268	5,253
Dilutive effect — share-based awards	130	149	122	148

Diluted weighted-average common shares outstanding	5,393	5,402	5,390	5,401

Earnings per common share attributable to PLPC shareholders
Basic	$1.59	$1.16	$2.92	$1.38

Diluted	$1.55	$1.13	$2.85	$1.34

Common shares issuable upon the exercise of employee stock options or vesting of restricted share awards are excluded from the calculation of diluted earnings per share when the calculation of option equivalent shares is anti-dilutive. For the three and six month periods ended June 30, 2011, 0 and 9,500, respectively, stock options were excluded from the calculation of diluted earnings per shares because their effect would have been anti-dilutive. For the three and six month periods ended June 30, 2010, 32,500 and 41,500, respectively, stock options were excluded from the calculation of diluted earnings per shares because their effect would have been anti-dilutive. For the three and six month periods ended June 30, 2011 and 2010, no restricted shares were excluded from the calculation of diluted earnings per share.

NOTE E — GOODWILL AND OTHER INTANGIBLES
The Company’s finite and indefinite-lived intangible assets consist of the following:

	June 30, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets
Patents	$4,830	$(3,679)	$4,829	$(3,524)
Land use rights	1,432	(94)	1,346	(77)
Tradename	1,013	(245)	967	(156)
Customer backlog	531	(531)	499	(363)
Technology	1,896	(87)	1,783	(37)
Customer relationships	8,782	(1,303)	8,519	(1,051)

	$18,484	$(5,939)	$17,943	$(5,208)

Indefinite-lived intangible assets

Goodwill	$12,880		$12,346

The aggregate amortization expense for other intangibles with finite lives for the three and six month periods ended June 30, 2011 was $.3 million and $.7 million, respectively. The aggregate amortization expense for other intangibles with finite lives for the three and six month periods ended June 30, 2010 was $.2 million and $.4 million, respectively. Amortization expense is estimated to be $1.2 million for 2011, $1.1 million for 2012 and 2013, $1 million for 2014 and $.7 million for 2015. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 4 years: land use rights, 65.4 years; trademark, 7.8 years; technology, 19.1 years: and customer relationships, 15.2 years.
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
The Company’s only intangible asset with an indefinite life is goodwill. The addition to goodwill is related to foreign currency translation. The changes in the carrying amount of goodwill, by segment, for the six month period ended June 30, 2011, are as follows:

	The Americas	EMEA	Asia-Pacific	Total

Balance at January 1, 2011	$3,078	$1,177	$8,091	$12,346
Currency translation	—	91	443	534

Balance at June 30, 2011	$3,078	$1,268	$8,534	$12,880

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
There were no shares granted for the three month periods ended June 30, 2011 and 2010.
Activity in the Company’s plan for the six month period ended June 30, 2011 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Number of Shares	per Share	Term (Years)	Value

Outstanding at January 1, 2011	72,057	$35.89
Granted	—	—
Exercised	(19,725)	$39.69
Forfeited	(125)	$15.00

Outstanding (vested and expected to vest) at June 30, 2011	52,207	$34.51	5.0	$1,915

Exercisable at June 30, 2011	47,957	$34.10	4.7	$1,778

The total intrinsic value of stock options exercised during the six month periods ended June 30, 2011 and 2010 was $.1 million for both periods. Cash received for the exercise of stock options during the six month periods ended June 30, 2011 and 2010 was $.8 million and $.1 million. Excess tax benefits from share-based awards for the six month periods ended June 30, 2011 and 2010 were $.1 million and $0.
For the three and six month periods ended June 30, 2011, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by less than $.1 million for both periods. For the three and six month periods ended June 30, 2010, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by less than $.1 million and $.1 million, respectively. The total compensation cost related to nonvested awards not yet recognized at June 30, 2011 is expected to be $.1 million over a weighted-average period of 1.3 years.
Long Term Incentive Plan of 2008
Under the Amended and Restated Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers, and directors are eligible to receive awards of options and restricted shares. The purpose of this LTIP is to give the Company and its subsidiaries a competitive advantage in attracting, retaining, and motivating officers, employees, and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. As of June 30, 2011, the total number of common shares reserved for awards under the LTIP is 900,000. Of the 900,000 common shares, 800,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options. The LTIP expires on April 17, 2018.
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
A summary of the restricted share awards for the six month period ended June 30, 2011 is as follows:

	Restricted Share Awards
	Performance		Total	Weighted-Average
	and Service	Service	Restricted	Grant-Date
	Required	Required	Awards	Fair Value
Nonvested as of January 1, 2011	142,955	19,778	162,733	$33.14
Granted	61,594	6,775	68,369	39.92
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested as of June 30, 2011	204,549	26,553	231,102	$35.15

For time-based restricted shares, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying statement of consolidated income. Compensation expense related to the time-based restricted shares for the three and six month periods ended June 30, 2011 was $.1 million and $.2 million, respectively. Compensation expense related to the time-based restricted shares for the three and six month periods ended June 30, 2010 was less than $.1 million and $.1 million, respectively. As of June 30, 2011, there was $.4 million of total unrecognized compensation cost related to time-based restricted share awards that is expected to be recognized over the weighted-average remaining period of approximately 1.9 years.
For the performance-based awards, the number of restricted shares in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and sales growth over a requisite performance period. Depending on the extent to which the performance criterions are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the three and six month periods ended June 30, 2011 was $.6 million and $1.1 million, respectively. Performance-based compensation expense for the three and six month periods ended June 30, 2010 was $.6 million and $1.1 million, respectively. As of June 30, 2011, the remaining performance-based restricted share awards compensation expense of $3.8 million is expected to be recognized over a period of approximately 2 years.
The excess tax benefits from restricted share-based awards for the six month periods ended June 30, 2011 and 2010 was less than $.1 million and $0, as reported on the consolidated statements of cash flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for restricted shares vested in the current period.
In the event of a Change in Control, vesting of the restricted shares will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a maximum potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.
To satisfy the vesting of its restricted share awards, the Company has reserved new shares from its authorized but unissued shares. Any additional granted awards will also be issued from the Company’s authorized but unissued shares. As of June 30, 2011, under the LTIP there were 529,534 common shares available for additional restricted share grants.

Deferred Compensation Plan
The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows Directors and certain Company employees to make elective deferrals of Director fees payable and LTIP restricted shares for future distribution in the form of common shares and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees either in cash currently or in shares of common stock of the Company at a later date. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of June 30, 2011, 23,921 LTIP shares have been deferred and are being held by the rabbi trust.
Share Option Awards
The LTIP permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At June 30, 2011 there were 79,500 shares remaining available for issuance under the LTIP. Options issued through June 30, 2011 under the LTIP vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.
The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.
There were no options granted for the six month periods ended June 30, 2011 and 2010.
Activity in the Company’s plan for the six month period ended June 30, 2011 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Number of Shares	per Share	Term (Years)	Value

Outstanding at January 1, 2011	20,500	$44.94
Granted	—	$0.00
Exercised	(3,000)	$38.76
Forfeited	—	$0.00

Outstanding (vested and expected to vest) at June 30, 2011	17,500	$46.00	8.9	$441

Exercisable at June 30, 2011	2,500	$38.76	8.5	81

The total intrinsic value of stock options exercised during the six month periods ended June 30, 2011 and 2010 was $.1 million and $0, respectively. Cash received for the exercise of stock options during the six month periods ended June 30, 2011 and 2010 was $.1 million and $0, respectively. Excess tax benefits from share-based awards for the six month periods ended June 30, 2011 and 2010 were less than $.1 million and $0, respectively.
For the three and six month periods ended June 30, 2011, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by less than $.1 million and $.1 million, respectively. The total compensation cost related to nonvested awards not yet recognized at June 30, 2011 is expected to be a combined total of $.2 million over a weighted-average period of approximately 2.1 years.

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
The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At June 30, 2011, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the three month period ended June 30, 2011. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	June 30, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$14,988	$14,911	$10,738	$10,650

As a result of being a global company, the Company’s earnings, cash flows and financial position are exposed to foreign currency risk. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency risks. The Company accounts for derivative instruments and hedging activities as either assets or liabilities in the consolidated balance sheet and carries these instruments at fair value. The Company does not enter into any trading or speculative positions with regard to derivative instruments. At June 30, 2011, the Company had no derivatives outstanding.
Foreign currency derivative instruments outstanding are not designated as hedges for accounting purposes. The gains and losses related to mark-to-market adjustments are recognized as other income (expense) on the statement of consolidated income during the period in which the derivative instruments were outstanding.
During June 2010, the Company entered into a forward foreign exchange contract to reduce its exposure to foreign currency rate changes related to the purchase price of Electropar, which closed on July 30, 2010. This contract was effective as a hedge from an economic perspective, but was not designated as a hedge for accounting purposes under ASC 815. The Company entered into this contract with a global financial institution that the Company believed to be creditworthy.
As of June 30, 2010, the forward foreign currency contract had an exercise value of $12.9 million which matured on July 28, 2010 at a forward rate of NZD $1.00=$.6632 USD. The unrealized gain recognized into earnings as a result of revaluing the instrument to fair value on June 30, 2010 was $.5 million which was included in other income (expense) in the statement of consolidated income and other current assets on the consolidated balance sheet. Fair value of $13.3 million was determined using the market approach by references to quoted prices in active markets for similar assets, which is level 2 as defined in the fair value hierarchy.
The following table shows the effects of the Company’s derivatives not designated as hedging instruments in the consolidated statements of income:

		Amount of Gain
	Location of Gain or (loss)	Recognized in Earnings
Derivative not Desigated as Hedging Instruments	Recognized in Income on Derivative	On Derivative at June 30, 2010
Foreign exchange forward contracts	Other income (expense)	$451
As part of the Purchase Agreement to acquire Electropar, the Company may be required to make an additional earn-out consideration payment up to NZ$2 million or US$1.5 million based on Electropar achieving a financial performance target (Earnings Before Interest, Taxes, Depreciation and Amortization) over the 12 months ending July 31, 2011. The fair value of the contingent consideration arrangement is determined by estimating the expected (probability-weighted) earn-out payment discounted to present value and is considered a level three input. Based upon the initial evaluation of the range of outcomes for this contingent consideration, the Company accrued $.4 million for the additional earn-out consideration payment as of the acquisition date in the Accrued expenses and other liabilities line on the consolidated balance sheets, and as part of the purchase price. Since the acquisition date, the range of outcomes and the assumptions used to develop the estimates of the accrual have not changed, and the amount accrued in the consolidated balance sheet has increased $.1 million due to an increase in the net present value of the liability due to the passage of time.
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
In December 2010, the FASB issued ASU No. 2010-28, which updates the guidance in FASB ASC Topic 350, Intangibles—Goodwill & Other. The amendments in ASU 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in ASU 2010-28 modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company adopted ASU 2010-28 effective January 1, 2011 and it had no impact on the Company’s consolidated financial statements or disclosures.
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
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (IFRSs) to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between US GAAP and IFRSs. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and are applied prospectively. Early application by public entities is not permitted. The Company does not expect adoption of ASU 2011-04 will have a material impact on the Company’s financial position, results of operations or cash flows.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on the Company’s operating results or financial position.
NOTE J — SEGMENT INFORMATION
The following tables present a summary of the Company’s reportable segments for the three and six month periods ended June 30, 2011 and 2010. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three month period ended June 30		Six month period ended June 30
	2011	2010	2011	2010
Net sales
PLP-USA	$38,475	$30,666	$70,412	$57,147
The Americas	29,308	16,787	49,847	31,973
EMEA	15,040	13,790	30,319	25,057
Asia-Pacific	31,707	20,894	59,040	36,868

Total net sales	$114,530	$82,137	$209,618	$151,045

Intersegment sales
PLP-USA	$2,634	$2,205	$4,925	$3,327
The Americas	1,714	1,569	3,795	3,428
EMEA	429	423	846	903
Asia-Pacific	2,945	2,463	6,163	3,917

Total intersegment sales	$7,722	$6,660	$15,729	$11,575

Income taxes
PLP-USA	$2,117	$(40)	$3,457	$(468)
The Americas	1,594	139	2,234	496
EMEA	(40)	592	501	835
Asia-Pacific	849	506	1,723	895

Total income taxes	$4,520	$1,197	$7,915	$1,758

Net income
PLP-USA	$3,060	$1,834	$5,048	$805
The Americas	3,106	1,728	4,440	2,547
EMEA	569	964	2,060	2,059
Asia-Pacific	1,795	1,570	3,836	1,719

Total net income	8,530	6,096	15,384	7,130
Income (loss) attributable to noncontrolling interest, net of tax	144	—	—	(98)

Net income attributable to PLPC	$8,386	$6,096	$15,384	$7,228

	June 30	December 31
	2011	2010

Assets
PLP-USA	$76,347	$67,268
The Americas	73,539	61,358
EMEA	51,152	44,526
Asia-Pacific	119,931	107,481

	320,969	280,633
Corporate assets	327	346

Total assets	$321,296	$280,979

NOTE K — INCOME TAXES
The Company’s effective tax rate was 34% and 16% for the three month periods ended June 30, 2011 and 2010, respectively, and 34% and 20% for the six month periods ended June 30, 2011 and 2010, respectively. The lower effective tax rate for the period ended June 30, 2011 compared to the U.S. federal statutory tax rate of 35% is primarily due to increased earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate in jurisdictions where such earnings are permanently reinvested. The higher effective tax rate for the period ended June 30, 2011 compared with the same period for 2010 was primarily due to favorable discrete items recognized in 2010, primarily related to a favorable foreign tax incentive for technological innovation and a decrease of unrecognized tax benefits effectively settled through audits.
The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. No significant changes to the valuation allowance were made for the period ended June 30, 2011.
As of June 30, 2011, the Company had gross unrecognized tax benefits of approximately $1.1 million and there were no significant changes during the period ended June 30, 2011.

NOTE L — PRODUCT WARRANTY RESERVE
The Company records an accrual for estimated warranty costs to costs of products sold in the consolidated statements of income. These amounts are recorded in accrued expenses and other liabilities in the consolidated balance sheets. The Company records and accounts for its warranty reserve based on specific claim incidents. Should the Company become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the accruals as claim information changes. During the second quarter of 2011, the Company accepted certified product from a supplier which later failed in the field. The Company has taken responsibility to expedite correcting the situation and as such, the Company has increased the warranty reserve by $1.8 million.
The following is a rollforward of the product warranty reserve:

	June 30, 2011	December 31, 2010
Balance at the beginning of period	$536	$209
Additions charged to income	1,898	403
Warranty usage	(363)	(108)
Currency translation	13	32

End of period balance	$2,084	$536

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
     Highlights:
•	Net sales increased 39% to $114.5 million, a quarterly record for the Company.

•	Year to date operating income increased $15 million to $23.3 million from $8.2 million in 2010.

•	Net income was $8.5 million and $15.4 million for the three and six month periods ended June 30, 2011 compared to $6.1 million and $7.1 million for the three and six month periods ended June 30, 2010.

•	Diluted earnings per share were $2.85 per share in 2011 compared to $1.34 per share in 2010.

•	Bank debt to equity ratio is 10%.
Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies strengthen against the U.S. dollar, our revenues and costs increase as the foreign currency-denominated financial statements translate into more dollars. The fluctuations of foreign currencies during the three and six month periods ended June 30, 2011 had a positive impact on net sales of $7 million and $10.3 million as compared to 2010, respectively. Excluding the effect of currency translation, 2011 net sales increased by double digits in all four of our reportable segments compared to 2010. The net sales increases for the three and six month periods ended June 30, 2011 were primarily attributable to global business combinations, new business, higher demand levels, and favorable foreign currency exchange rates.
For the three month period ended June 30, 2011, net sales of $114.5 million increased $32.4 million, or 39%, compared to 2010. As a percentage of net sales, gross profit was 32% and 33% of net sales for the three month periods ended June 30, 2011 and 2010, respectively. Excluding the effect of currency translation, gross profit increased $7.1 million, or 26%, compared to 2010. Overall, costs and expenses, as a percentage of net sales, decreased 4 percentage points for the quarter compared to 2010. Excluding the effect of currency translation, costs and expenses increased $1.8 million, or 9% compared to 2010. Excluding the effect of currency translation and as a result of the preceding factors, operating income for the three month period ended June 30, 2011 of $13.1 million increased $5.5 million compared to 2010. Net income for the three months ended June 30, 2011 of $8.5 million increased $2.4 million compared to 2010.
For the six month period ended June 30, 2011, net sales of $209.6 million increased $58.6 million, or 39%, compared to 2010. As a percentage of net sales, gross profit improved from 31% for the six month period ended June 30, 2010 to 33% for the six month period ended June 30, 2011. Excluding the effect of currency translation, gross profit increased $18.4 million, or 39%, compared to 2010. Costs and expenses, as a percentage of net sales, decreased 4 percentage points compared to 2010. Excluding the effect of currency translation, costs and expenses increased $4.7 million, or 12% compared to 2010. The primary reasons costs and expenses increased compared to 2010 were due to continued investment in personnel, research and engineering costs, and higher commission expense. Excluding the effect of currency translation and as a result of the preceding factors, operating income for the six month period ended June 30, 2011 of $23.3 million increased $14.1 million compared to 2010. Net income for the six months ended June 30, 2011 of $15.4 million increased $8.3 million.
Despite the global economic conditions, we are seeing an improvement in our global marketplace and our financial condition continues to remain strong. We have proactively managed working capital and have controlled capital spending. We currently have a bank debt to equity ratio of 10% and can borrow needed funds at an attractive interest rate under our credit facility.
THREE MONTH PERIOD ENDED JUNE 30, 2011 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2010
The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the three month periods ended June 30, 2011 and 2010. The Company’s past operating results are not necessarily indicative of future operating results.

	Three month period ended June 30
Thousands of dollars	2011		2010		Change
Net sales	$114,530	100%	$82,137	100%	$32,393
Cost of products sold	77,824	68%	54,682	67%	23,142

GROSS PROFIT	36,706	32%	27,455	33%	9,251
Costs and expenses	23,573	21%	20,539	25%	3,034

OPERATING INCOME	13,133	11%	6,916	8%	6,217
Other income (expense)	(83)	0%	377	0%	(460)

INCOME BEFORE INCOME TAXES	13,050	11%	7,293	9%	5,757
Income taxes	4,520	4%	1,197	1%	3,323

NET INCOME	$8,530	7%	$6,096	7%	$2,434

Net sales. For the three month period ended June 30, 2011, net sales were $114.5 million, an increase of $32.4 million, or 39%, from the three month period ended June 30, 2010. Excluding the effect of currency translation, net sales increased 31% as summarized in the following table:

	Three month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2011	2010	Change	translation	tranlation	change
Net sales
PLP-USA	$38,475	$30,666	$7,809	$—	$7,809	25%
The Americas	29,308	16,787	12,521	2,165	10,356	62
EMEA	15,040	13,790	1,250	1,527	(277)	(2)
Asia-Pacific	31,707	20,894	10,813	3,277	7,536	36

Consolidated	$114,530	$82,137	$32,393	$6,969	$25,424	31%

The increase in PLP-USA net sales of $7.8 million, or 25%, was primarily due to sale price/ mix increases of $2.5 million and sales volume increases of $5.3 million. International net sales for three month period ended June 30, 2011 were favorably affected by $7 million when local currencies were converted to U.S. dollars. The following discussions of net sales exclude the effect of currency translation. The Americas net sales of $29.3 million increased $10.4 million, or 62%, primarily related to a stronger overall market demand in the region related to energy and solar sales. EMEA net sales decreased $.3 million, or 2%, due to lower sales volume, primarily in Poland. In Asia-Pacific, net sales increased $7.5 million, or 36%, compared to 2010. Of the $7.5 million increase in net sales, $7 million related to the net sales realized through the Electropar acquisition in July 2010. The remainder of the net sales increase was due to a sales volume increase in the region.
Gross profit. Gross profit of $36.7 million for the three month period ended June 30, 2011 increased $9.3 million, or 34%, compared to the three month period ended June 30, 2010. Excluding the effect of currency translation, gross profit increased 26% as summarized in the following table:

	Three month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2011	2010	Change	translation	translation	change

Gross profit
PLP-USA	$14,142	$9,729	$4,413	$—	$4,413	45%
The Americas	9,356	5,147	4,209	739	3,470	67
EMEA	3,327	4,995	(1,668)	305	(1,973)	(39)
Asia-Pacific	9,881	7,584	2,297	1,070	1,227	16

Consolidated	$36,706	$27,455	$9,251	$2,114	$7,137	26%

PLP-USA gross profit of $14.1 million increased $4.4 million compared to 2010. PLP-USA gross profit increased $2.5 million due to higher net sales and a favorable product mix coupled with an improvement in product margins. International gross profit for the three month period ended June 30, 2011 was favorably impacted by $2.1 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effect of currency translation. The Americas gross profit increase of $3.5 million was primarily the result of $3 million from higher net sales coupled with $.8 million due to favorable production margins partially offset by higher material costs. The EMEA gross profit decrease of $2 million was the result of $1.8 million of product warranty expense coupled with lower product margin in the region. During the second quarter of 2011, we accepted certified product from a supplier which later failed in the field. We have taken responsibility to expedite correcting the situation and as such, we have increased the warranty reserve by $1.8 million. Asia-Pacific gross profit of $9.9 million increased $1.2 million compared to 2010. Of the $1.2 million increase in gross profit, $1.5 million was related to the sales realized through the acquisition of Electropar in July 2010. The rest of the Asia-Pacific region’s gross profit decreased $.3 million due to a $1.3 million increase in material costs partially offset by $.2 million from higher net sales coupled with $.8 million related to better production margins.
Costs and expenses. Costs and expenses of $23.6 million for the three month period ended June 30, 2011 increased $3 million, or 15%, compared to 2010. Excluding the effect of currency translation, costs and expenses increased 9% as summarized in the following table:

	Three month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2011	2010	Change	translation	translation	change
Costs and expenses
PLP-USA	$10,843	$10,149	$694	$—	$694	7%
The Americas	4,057	3,004	1,053	296	757	25
EMEA	2,449	3,148	(699)	301	(1,000)	(32)
Asia-Pacific	6,224	4,238	1,986	616	1,370	32

Consolidated	$23,573	$20,539	$3,034	$1,213	$1,821	9%

PLP-USA costs and expenses increased $.7 million primarily due to an increase in employee related costs of $.7 million, commissions of $.5 million, consulting fees of $.4 million and professional fees of $.2 million partially offset by a decrease in acquisition related costs of $.5 million and a gain on foreign currency transactions. International costs and expenses for the three month period ended June 30, 2011 were unfavorably impacted by $1.2 million when local currencies were translated to U.S. dollar. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses increased $.8 million primarily due to an increase in personnel related costs in the region, mainly attributable to our investment in research and engineering to support our future growth, coupled with $.3 million related to higher sales commissions. EMEA costs and expenses decreased $1 million. EMEA’s costs and expenses decrease was primarily due to higher currency transaction gains of $1.1 million partially offset by an increase in employee related costs. Asia-Pacific costs and expenses increased $1.4 million compared to 2010. The Electropar acquisition in July 2010 added $1.2 million to costs and expenses compared to 2010. The remaining $.2 million increase in costs and expenses was primarily due to an increase in personnel related costs from other subsidiaries located in the Asia-Pacific reportable segment.
Overall, costs and expenses for the three month periods ended June 30, 2011 and 2010 included $.2 million and $.1 million, respectively, related to aggregate amortization expense of intangible assets acquired in our Dulmison and Electropar business combinations.
Other income (expense). Other income (expense) for the three month period ended June 30, 2011 of ($.1) million decreased $.5 million compared to 2010. The decrease in other income (expense) was related to an unrealized gain recognized as a result of revaluing our forward foreign exchange contract to fair value at June 30, 2010. This forward foreign exchange contract was entered into on June 7, 2010 to reduce our exposure to foreign currency rate changes related to the purchase price of Electropar which closed on July 30, 2010. Other income (expense) also decreased $.2 million due to a decrease in income related to our natural gas well located at PLP’s corporate headquarters. These decreases in other income (expense) were offset by $.3 million higher in non-operational expenses related to our foreign jurisdictions in 2010.
Income taxes. Income taxes for the three month period ended June 30, 2011 of $4.5 million was $3.3 million higher than 2010. The effective tax rate for the three month periods ended June 30, 2011 was 34% compared to 16% in 2010. The effective tax rate for three month period ended June 30, 2011 is lower than the U.S. federal statutory rate of 35% primarily due to increased earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate in jurisdictions where such earnings are permanently reinvested. The higher effective tax rate for the three month period ending June 30, 2011 compared to 2010 was primarily due to favorable discrete items recognized in 2010, primarily related to a favorable foreign tax incentive for technological innovation and a decrease of unrecognized tax benefits effectively settled through audits.
Net income. As a result of the preceding items, net income for the three month period ended June 30, 2011 was $8.5 million, compared to $6.1 million for the three month period ended June 30, 2010. Excluding the effect of currency translation, net income increased $2 million as summarized in the following table:

	Three month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2011	2010	Change	translation	translation	change

Net income
PLP-USA	$3,060	$1,834	$1,226	$—	$1,226	67%
The Americas	3,106	1,728	1,378	256	1,122	65
EMEA	569	964	(395)	(83)	(312)	(32)
Asia-Pacific	1,795	1,570	225	216	9	1

Consolidated	$8,530	$6,096	$2,434	$389	$2,045	34%

PLP-USA net income increased $1.2 million as a result of an increase in operating income of $4.1 million partially offset by a decrease in other income of $.7 million and an increase in income taxes of $2.2 million. International net income for the three month period ended June 30, 2011 was favorably affected by $.4 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation.

The Americas net income increased $1.1 million due primarily to the $2.5 million increase in operating income partially offset by an increase in income taxes of 1.3 million and a decrease in other income of $.1 million. EMEA net income decreased $.3 million primarily as a result of a decrease in operating income of $1 million partially offset by a decrease in income taxes of $.7 million. Asia-Pacific net income remained unchanged compared to 2010 primarily as a result of the decrease in operating income of $.1 million and an increase in income taxes of $.2 million offset by an increase in other income of $.3 million.
SIX MONTH PERIOD ENDED JUNE 30, 2011 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2010
The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the six month periods ended June 30, 2011 and 2010. The Company’s past operating results are not necessarily indicative of future operating results.

	Six month period ended June 30
Thousands of dollars	2011		2010		Change
Net sales	$209,618	100%	$151,045	100%	$58,573
Cost of products sold	140,521	67%	103,565	69%	36,956

GROSS PROFIT	69,097	33%	47,480	31%	21,617
Costs and expenses	45,839	22%	39,233	26%	6,606

OPERATING INCOME	23,258	11%	8,247	5%	15,011
Other income	41	0%	641	0%	(600)

INCOME BEFORE INCOME TAXES	23,299	11%	8,888	6%	14,411
Income taxes	7,915	4%	1,758	1%	6,157

NET INCOME	$15,384	7%	$7,130	5%	$8,254

Net sales. For the six month period ended June 30, 2011, net sales were $209.6 million, an increase of $58.6 million, or 39%, from the six month period ended June 30, 2010. Excluding the effect of currency translation, net sales increased 32% as summarized in the following table:

	Six month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2011	2010	Change	translation	tranlation	change
Net sales
PLP-USA	$70,412	$57,147	$13,265	$—	$13,265	23%
The Americas	49,847	31,973	17,874	3,225	14,649	46
EMEA	30,319	25,057	5,262	1,871	3,391	14
Asia-Pacific	59,040	36,868	22,172	5,161	17,011	46

Consolidated	$209,618	$151,045	$58,573	$10,257	$48,316	32%

The increase in PLP-USA net sales of $13.3 million, or 23%, was primarily due to sales price/mix increases of $5.9 million and sales volume increases of $7.4 million. International net sales for six month period ended June 30, 2011 were favorably affected by $10.3 million when local currencies were converted to U.S. dollars. The following discussions of net sales exclude the effect of currency translation. The Americas net sales of $49.8 million increased $14.6 million, or 46%, primarily related to a stronger overall market demand in the region related to energy and solar sales. The Americas net sales increase of $14.6 million was approximately 70% due to higher energy sales volume and 30% due to volume in solar sales. EMEA net sales increased $3.4 million, or 14%, due to stronger market conditions in the region compared to 2010 leading to an increase in overall sales volume. In Asia-Pacific, net sales increased $17 million, or 46%, compared to 2010. Of the $17 million increase in net sales, $11.9 million related to the net sales realized through the Electropar acquisition in July 2010. The remainder of the net sales increase was due primarily to a sales volume increase in the region.

Gross profit. Gross profit of $69.1 million for the six month period ended June 30, 2011 increased $21.6 million, or 46%, compared to the six month period ended June 30, 2010. Excluding the effect of currency translation, gross profit increased 39% as summarized in the following table:

	Six month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2011	2010	Change	translation	translation	change
Gross profit
PLP-USA	$25,450	$16,321	$9,129	$—	$9,129	56%
The Americas	15,555	9,509	6,046	1,090	4,956	52
EMEA	8,456	8,777	(321)	422	(743)	(8)
Asia-Pacific	19,636	12,873	6,763	1,685	5,078	39

Consolidated	$69,097	$47,480	$21,617	$3,197	$18,420	39%

PLP-USA gross profit of $25.5 million increased $9.1 million compared to 2010. PLP-USA gross profit increased $3.8 million due to higher net sales and a favorable product mix coupled with an improvement in product margins. International gross profit for the six month period ended June 30, 2011 was favorably impacted by $3.2 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effect of currency translation. The Americas gross profit increase of $5 million was primarily the result of $4.1 million from higher net sales coupled with $.9 million due to favorable product margins. The EMEA gross profit decreased $.7 million as a result of $1.3 million from higher net sales primarily offset by $1.8 million of product warranty expense coupled with lower product margins. During the second quarter of 2011, we accepted certified product from a supplier which later failed in the field. We have taken responsibility to expedite correcting the situation and as such, we have increased the warranty reserve by $1.8 million. Asia-Pacific gross profit of $19.6 million increased $5.1 million compared to 2010. Of the $5.1 million increase in gross profit, $3.3 million was related to the sales realized through the acquisition of Electropar in July 2010. The remainder of the increase in gross profit was the result of $1.7 million from higher net sales in the region coupled with better production margins of $.8 million partially offset by higher material costs of $.8 million.
The Dulmison acquisition was accounted for pursuant to the current business combination standards. In accordance with the standards, we recorded, as of the acquisition date, the acquired inventories at their respective fair values. For the six month period ended June 30, 2010, we sold and therefore recognized $.4 million of the acquired finished goods inventories fair value adjustment in Cost of products sold.
Costs and expenses. Costs and expenses of $45.8 million for the six month period ended June 30, 2011 increased $6.6 million, or 17%, compared to 2010. Excluding the effect of currency translation, costs and expenses increased 12% as summarized in the following table:

	Six month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2011	2010	Change	translation	translation	change
Costs and expenses
PLP-USA	$20,675	$19,768	$907	$—	$907	5%
The Americas	7,937	5,938	1,999	543	1,456	25
EMEA	5,160	5,367	(207)	352	(559)	(10)
Asia-Pacific	12,067	8,160	3,907	1,036	2,871	35

Consolidated	$45,839	$39,233	$6,606	$1,931	$4,675	12%

PLP-USA costs and expenses increased $.9 million primarily due to an increase in employee related costs of $1.4 million, consulting fees of $.4 million and commissions of $.8 million partially offset by a gain on foreign currency translations of $.5 million, lower acquisition related costs of $.9 million and a $.3 million decrease in repairs and maintenance. International costs and expenses for the six month period ended June 30, 2011 were unfavorably impacted by $1.9 million when local currencies were translated to U.S. dollar. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses increased $1.5 million primarily due to an increase in employee headcount in the region, mainly attributable to our investment in research and engineering to support our future growth, coupled with higher personnel related costs and $.5 million related to higher sales commissions. EMEA costs and expenses decreased $.6 million. EMEA’s costs and expenses decrease was primarily due to higher currency translation gains of $1 million partially offset by an increase in employee related costs. Asia-Pacific costs and expenses increased $2.9 million compared to 2010. The Electropar acquisition in July 2010 added $2.2 million to costs and expenses compared to 2010. The remaining $.7 million increase in costs and expenses was primarily due to an increase in personnel related costs from other subsidiaries located in the Asia-Pacific reportable segment.
Overall, costs and expenses for the six month periods ended June 30, 2011 and 2010 included less than $.5 million and $.2 million, respectively, related to aggregate amortization expense of intangible assets acquired in our Dulmison and Electropar business combinations.
Other income (expense). Other income (expense) for the six month period ended June 30, 2011 of less than $.1 million decreased $.6 million compared to 2010. Other income (expense) decreased primarily due to a $.4 million decrease in income related to our natural gas well located at PLP’s corporate headquarters coupled with a $.5 million decrease due to an unrealized gain recognized as a result of revaluing our forward foreign exchange contract to fair value at June 30, 2010. As previously noted, this forward foreign exchange contract was entered into on June 7, 2010 to reduce our exposure to foreign currency rate changes related to the purchase price of Electropar, which closed on July 30, 2010. Also, interest expense increased $.1 million compared to 2010. The decrease in other income (expense) was offset by $.3 million higher non-operational expenses related to our foreign jurisdictions in 2010 coupled with an increase in interest income of $.1 million compared to 2010.
Income taxes. Income taxes for the six month period ended June 30, 2011 of $7.9 million was $6.2 million higher than in 2010. The effective tax rate for the six month periods ended June 30 was 34% in 2011 compared to 20% in 2010. The effective tax rate for six month period ended June 30, 2011 is lower than the U.S. federal statutory rate of 35% primarily due to increased earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate in jurisdictions where such earnings are permanently reinvested. The higher effective tax rate for the six month period ending June 30, 2011 compared to 2010 was primarily due to favorable discrete items recognized in 2010, primarily related to a favorable foreign tax incentive for technological innovation and a decrease of unrecognized tax benefits effectively settled through audits.
Net income. As a result of the preceding items, net income for the six month period ended June 30, 2011 was $15.4 million, compared to $7.1 million for the six month period ended June 30, 2010. Excluding the effect of currency translation, net income increased $7.7 million as summarized in the following table:

	Six month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2011	2010	Change	translation	translation	change
Net income
PLP-USA	$5,048	$805	$4,243	$—	$4,243	527%
The Americas	4,440	2,547	1,893	342	1,551	61
EMEA	2,060	2,059	1	(40)	41	2
Asia-Pacific	3,836	1,719	2,117	280	1,837	107

Consolidated	$15,384	$7,130	$8,254	$582	$7,672	108%

PLP-USA net income increased $4.2 million as a result of an increase in operating income of $9.1 million partially offset by a decrease in other income of $.9 million and an increase in income taxes of $3.9 million. International net income for the six month period ended June 30, 2011 was favorably affected by $.6 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income increased $1.6 million due primarily to the $3.3 million increase in operating income partially offset by an increase in income taxes of $1.6 million and a decrease in other income of $.1 million. EMEA net income remained unchanged primarily as a result of a decrease in income taxes of $.4 million partially offset by a decrease in operating income of $.4 million. Asia-Pacific net income increased $1.8 million primarily as a result of the increase in operating income of $2.1 million and an increase in other income of $.4 million partially offset by an increase in income taxes of $.7 million.
APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2010 and are, therefore, not presented herein.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
Cash increased $1 million for the six month period ended June 30, 2011. Net cash provided by operating activities was $2.1 million. The major investing and financing uses of cash were capital expenditures of $6.5 million, dividends of $2.2 million and repurchase of common shares of $2.5 million offset by net borrowings of $9.1 million.
Net cash provided by operating activities for the six month period ended June 30, 2011 decreased $4.6 million compared to the six month period ended June 30, 2010 primarily as a result of an increase in operating assets (net of operating liabilities) of $15.2 million offset by an increase in net income of $8.3 million and an increase in non-cash items of $2.3 million.
Net cash used in investing activities for the six month period ended June 30, 2011 of $6.7 million represents an increase of $.3 million when compared to cash used in investing activities in the six month period ended June 30, 2010. Capital expenditures decreased $.1 million in the six month period ended June 30, 2011 when compared to the same period in 2010 and restricted cash increased $.3 million related to our Thailand operations.
Cash provided by financing activities for the six month period ended June 30, 2011 was $5.5 million compared to $1.6 million cash used in financing activities for the six month period ended June 30, 2010. The increase of $7.1 million was primarily a result of higher debt borrowings in 2011 compared to 2010, higher proceeds from issuance of common shares partially offset by the repurchase of common shares outstanding.
Our financial position remains strong and our current ratio at June 30, 2011 and December 31, 2010 was 2.8 to 1 and 3.0 to 1. At June 30, 2011, our unused availability under our main credit facility was $21.6 million and our bank debt to equity percentage was 10%. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At June 30, 2011, we were in compliance with these covenants.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In October 2009, the Financial Accounting Standards Board (FASB) issued accounting standards updates (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements beginning on or after January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on our consolidated financial position or results of operations.
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
In December 2010, the FASB issued ASU No. 2010-28, which updates the guidance in FASB ASC Topic 350, Intangibles—Goodwill & Other. The amendments in ASU 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in ASU 2010-28 modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We adopted ASU 2010-28 effective January 1, 2011 and it had no impact on our consolidated financial statements or disclosures.
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
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (IFRSs) to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between US GAAP and IFRSs. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and are applied prospectively. Early application by public entities is not permitted. We do not expect adoption of ASU 2011-04 will have a material impact on our financial position, results of operations or cash flows.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective beginning after December 15, 2011. We do not expect the adoption of ASU 2011-05 to have a material effect on our operating results or financial position.
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
The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:
•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States (U.S.), Canada, and Western Europe and may not grow as expected in developing regions;

•	The ability of our customers to raise funds needed to build the facilities their customers require;

•	Technological developments that affect longer-term trends for communication lines such as wireless communication;

•	The decreasing demands for product supporting copper-based infrastructure due to the introduction of products using new technologies or adoption of new industry standards;

•	The Company’s success at continuing to develop proprietary technology and maintaining high quality products and customer service to meet or exceed existing or new industry performance standards and individual customer expectations;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful in expanding the Company’s product line or production facilities into new areas;

•	The Company’s ability to identify, complete and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	Changes in significant government regulations affecting environmental compliances;

•	The telecommunication market’s continued deployment of Fiber-to-the-Premises;

•	The Company’s ability to obtain funding for future acquisitions;

•	The potential impact of the global economic condition and the depressed U.S. housing market on the Company’s ongoing profitability and future growth opportunities in our core markets in the U.S. and other foreign countries where the financial situation is expected to be similar going forward;

•	The continued support by Federal, State, Local and Foreign Governments in incentive programs for upgrading electric transmission lines and promoting renewable energy deployment;

•	Those factors described under the heading “Risk Factors” on page 13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 11, 2011.
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
The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $21.4 million at June 30, 2011. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.2 million for the six month period ended June 30, 2011.
The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $4.3 million and on income before tax of $.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2011.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2011 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 4, 2010, the Company announced the Board of Directors authorized a plan to repurchase up to 250,000 of Preformed Line Products common shares. The repurchase plan does not have an expiration date. The following table includes repurchases for the three month period ended June 30, 2011.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that may yet be
	Number of	Average	Part of Publicly	Purchased under
	Shares	Price Paid	Announced Plans or	the Plans or
Period (2011)	Purchased	per Share	Programs	Programs

April	—	—	21,435	228,565
May	34,592	$69.20	56,027	193,973
June	1,800	$69.13	57,827	192,173

Total	36,392
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (Removed and Reserved)
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

10.1	Share Purchase Agreement, dated May 10, 2011 between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr dated July 29, 2008 (incorporated herein by reference to the Company’s Form 8-K filed on May 10, 2011).

10.2	Share Purchase Agreement, dated May 10, 2011 between the Company and Bernard L. Karr, Assistant Secretary of the Thomas F. Peterson Foundation (incorporated herein by reference to the Company’s Form 8-K filed on May 10, 2011).

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Executive Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Executive Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2011	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 9, 2011	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer and Vice President — Finance (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Share Purchase Agreement, dated May 10, 2011 between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr dated July 29, 2008 (incorporated herein by reference to the Company’s Form 8-K filed on May 10, 2011).

10.2	Share Purchase Agreement, dated May 10, 2011 between the Company and Bernard L. Karr, Assistant Secretary of the Thomas F. Peterson Foundation (incorporated herein by reference to the Company’s Form 8-K filed on May 10, 2011).

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Executive Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Executive Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.