Form 10-Q
period 2011-09-30
PREFORMED LINE PRODUCTS CO
filed 2011-11-07
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding as of October 31, 2011: 5,248,396.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30	December 31
Thousands of dollars, except share and per share data	2011	2010
ASSETS
Cash and cash equivalents	$23,751	$22,655
Accounts receivable, less allowances of $1,816 ($1,213 in 2010)	68,959	56,102
Inventories - net	85,014	73,121
Deferred income taxes	6,262	4,784
Prepaids	7,938	6,923
Prepaid taxes	1,901	2,146
Other current assets	2,262	1,611

TOTAL CURRENT ASSETS	196,087	167,342

Property and equipment - net	78,855	76,266
Patents and other intangibles - net	11,654	12,735
Goodwill	12,222	12,346
Deferred income taxes	4,032	3,615
Other assets	9,385	8,675

TOTAL ASSETS	$312,235	$280,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$2,686	$1,246
Current portion of long-term debt	605	1,276
Trade accounts payable	27,317	27,001
Accrued compensation and amounts withheld from employees	16,078	9,848
Accrued expenses and other liabilities	13,027	9,088
Accrued profit-sharing and other benefits	4,558	4,464
Dividends payable	1,095	1,087
Income taxes payable and deferred income taxes	5,430	2,548

TOTAL CURRENT LIABILITIES	70,796	56,558

Long-term debt, less current portion	13,381	9,374
Unfunded pension obligation	9,574	9,473
Income taxes payable, noncurrent	1,819	1,768
Deferred income taxes	3,362	3,606
Other noncurrent liabilities	3,494	3,535

SHAREHOLDERS’ EQUITY
PLPC Shareholders’ equity:
Common stock - $2 par value per share, 15,000,000 shares authorized, 5,248,396 and 5,270,977 issued and outstanding, net of 639,138 and 586,746 treasury shares at par, respectively	10,497	10,542
Common shares issued to rabbi trust	(1,280)	(1,200)
Deferred compensation liability	1,280	1,200
Paid in capital	12,092	8,748
Retained earnings	198,668	184,060
Accumulated other comprehensive loss	(11,448)	(6,010)

TOTAL PLPC SHAREHOLDERS’ EQUITY	209,809	197,340

Noncontrolling interest	—	(675)

TOTAL SHAREHOLDERS’ EQUITY	209,809	196,665

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$312,235	$280,979

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three month periods ended September 30		Nine month periods ended September 30
	2011	2010	2011	2010
	(Thousands, except per share data)
Net sales	$108,690	$93,942	$318,308	$244,987
Cost of products sold	71,130	62,271	211,651	165,836

GROSS PROFIT	37,560	31,671	106,657	79,151

Costs and expenses
Selling	9,485	7,678	26,793	21,218
General and administrative	12,297	9,856	35,039	29,000
Research and engineering	3,239	2,915	9,816	8,474
Other operating (income) expense	2,459	(1,735)	1,671	(745)

	27,480	18,714	73,319	57,947

OPERATING INCOME	10,080	12,957	33,338	21,204

Other income (expense)
Interest income	131	84	422	261
Interest expense	(177)	(162)	(654)	(458)
Other income	194	1,005	421	1,765

	148	927	189	1,568

INCOME BEFORE INCOME TAXES	10,228	13,884	33,527	22,772

Income taxes	3,568	4,002	11,483	5,760

NET INCOME	6,660	9,882	22,044	17,012

Net income (loss) attributable to noncontrolling interest, net of tax	—	3	—	(95)

NET INCOME ATTRIBUTABLE TO PLPC	$6,660	$9,879	$22,044	$17,107

BASIC EARNINGS PER SHARE
Net income attributable to PLPC common shareholders	$1.27	$1.89	$4.19	$3.26

DILUTED EARNINGS PER SHARE
Net income attributable to PLPC common shareholders	$1.24	$1.83	$4.09	$3.17

Cash dividends declared per share	$0.20	$0.20	$0.60	$0.60

Weighted-average number of shares outstanding - basic	5,253	5,238	5,263	5,248

Weighted-average number of shares outstanding - diluted	5,381	5,390	5,386	5,396

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Nine month periods ended September 30
	2011	2010
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$22,044	$17,012

Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,664	6,483
Provision for accounts receivable allowances	1,090	568
Provision for inventory reserves	1,131	905
Deferred income taxes	(2,157)	(66)
Share-based compensation expense	2,178	2,161
Excess tax benefits from share-based awards	(203)	—
Net investment in life insurance	(28)	(38)
Unrealized foreign currency gain on hedge contract	—	(410)
Other - net	72	—
Changes in operating assets and liabilities:
Accounts receivable	(15,676)	(12,305)
Inventories	(16,004)	(5,333)
Trade accounts payables and accrued liabilities	13,088	10,000
Income taxes payable	4,864	(171)
Other - net	(3,218)	(1,271)

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,845	17,535

INVESTING ACTIVITIES
Capital expenditures	(12,503)	(9,088)
Business acquisitions, net of cash acquired	—	(14,343)
Proceeds from the sale of property and equipment	228	661
Restricted cash	(330)	—

NET CASH USED IN INVESTING ACTIVITIES	(12,605)	(22,770)

FINANCING ACTIVITIES
Increase in notes payable to banks	6,280	10,200
Proceeds from the issuance of long-term debt	—	172
Payments of long-term debt	(1,131)	(2,324)
Dividends paid	(3,286)	(3,259)
Excess tax benefits from share-based awards	203	—
Proceeds from issuance of common shares	1,023	89
Purchase of common shares for treasury	(3,522)	(1,081)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(433)	3,797

Effects of exchange rate changes on cash and cash equivalents	(711)	(322)

Net increase (decrease) in cash and cash equivalents	1,096	(1,760)

Cash and cash equivalents at beginning of year	22,655	24,097

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,751	$22,337

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE B – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	September 30	December 31
	2011	2010
Finished products	$40,536	$34,580
Work-in-process	9,266	5,830
Raw materials	44,544	40,667

	94,346	81,077
Excess of current cost over LIFO cost	(5,722)	(4,801)
Noncurrent portion of inventory	(3,610)	(3,155)

	$85,014	$73,121

Cost of inventories for certain material are determined using the last-in-first-out (LIFO) method and totaled approximately $25.8 million at September 30, 2011 and $21.7 million at December 31, 2010. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three and nine month periods ended September 30, 2011, the net increase in LIFO inventories resulted in a $.4 million and $.9 million charge to income before income taxes. During the three and nine month periods ended September 30, 2010, the net increase in LIFO inventories resulted in a $.2 million and $.9 million charge to income before income taxes.

Noncurrent inventory is included in other assets on the consolidated balance sheets and is principally comprised of raw materials.

Property and equipment - net

Major classes of property and equipment are stated at cost and were as follows:

	September 30	December 31
	2011	2010
Land and improvements	$8,451	$7,467
Buildings and improvements	56,045	55,766
Machinery and equipment	121,724	117,758
Construction in progress	6,657	4,949

	192,877	185,940
Less accumulated depreciation	114,022	109,674

	$78,855	$76,266

Comprehensive income (loss)

The components of comprehensive income (loss) for the three and nine month periods ended September 30 are as follows:

	PLPC		Noncontrolling interest		Total
	Three month period ended September 30		Three month period ended September 30		Three month period ended September 30
	2011	2010	2011	2010	2011	2010
Net income	$6,660	$9,879	$—	$3	$6,660	$9,882
Other comprehensive income (loss):
Foreign currency translation adjustments	(11,269)	7,496	—	(77)	(11,269)	7,419
Recognized net actuarial loss, net of tax	65	44	—	—	65	44

Total other comprehensive income (loss)	(11,204)	7,540	—	(77)	(11,204)	7,463

Comprehensive income (loss)	$(4,544)	$17,419	$—	$(74)	$(4,544)	$17,345

	PLPC		Noncontrolling interest		Total
	Nine month period ended September 30		Nine month period ended September 30		Nine month period ended September 30
	2011	2010	2011	2010	2011	2010
Net income (loss)	$22,044	$17,107	$—	$(95)	$22,044	$17,012
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,631)	3,186	(50)	(52)	(5,681)	3,134
Recognized net actuarial loss, net of tax	193	132	—	—	193	132

Total other comprehensive income (loss)	(5,438)	3,318	(50)	(52)	(5,488)	3,266

Comprehensive income (loss)	$16,606	$20,425	$(50)	$(147)	$16,556	$20,278

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

NOTE C – PENSION PLANS

PLP-USA hourly employees of the Company who meet specific requirements as to age and service are covered by a defined benefit pension plan. The Company uses a December 31 measurement date for this plan. Net periodic benefit cost for this plan included the following components:

	Three month period ended September 30		Nine month period ended September 30
	2011	2010	2011	2010
Service cost	$251	$203	$753	$610
Interest cost	343	298	1,029	896
Expected return on plan assets	(273)	(240)	(817)	(720)
Recognized net actuarial loss	103	70	309	210

Net periodic benefit cost	$424	$331	$1,274	$996

During the three month period ended September 30, 2011, $.3 million of contributions were made to the plan. The Company presently anticipates contributing an additional $.3 million to fund the plan in 2011.

NOTE D – COMPUTATION OF EARNINGS PER SHARE

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

The calculation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2011 and 2010 were as follows:

	For the three month period ended September 30		For the nine month period ended September 30
	2011	2010	2011	2010
Numerator
Amount attributable to PLPC shareholders
Net income attributable to PLPC	$6,660	$9,879	$22,044	$17,107

Denominator
Determination of shares
Weighted-average common shares outstanding	5,253	5,238	5,263	5,248
Dilutive effect - share-based awards	128	152	123	148

Diluted weighted-average common shares outstanding	5,381	5,390	5,386	5,396

Earnings per common share attributable to PLPC shareholders
Basic	$1.27	$1.89	$4.19	$3.26

Diluted	$1.24	$1.83	$4.09	$3.17

Common shares issuable upon the exercise of employee stock options or vesting of restricted share awards are excluded from the calculation of diluted earnings per share when the calculation of option equivalent shares is anti-dilutive. For the three and nine month periods ended September 30, 2011, 9,500 and 14,700, respectively, stock options were excluded from the calculation of diluted earnings per shares because their effect would have been anti-dilutive. For the three and nine month periods ended September 30, 2010, 41,500 and 32,500, respectively, stock options were excluded from the calculation of diluted earnings per shares because their effect would have been anti-dilutive. For the three and nine month periods ended September 30, 2011 and 2010, no restricted shares were excluded from the calculation of diluted earnings per share.

NOTE E – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,818	$(3,758)	$4,829	$(3,524)
Land use rights	1,296	(94)	1,346	(77)
Tradename	969	(283)	967	(156)
Customer backlog	504	(504)	499	(363)
Technology	1,801	(105)	1,783	(37)
Customer relationships	8,431	(1,421)	8,519	(1,051)

	$17,819	$(6,165)	$17,943	$(5,208)

Indefinite-lived intangible assets

Goodwill	$12,222		$12,346

The aggregate amortization expense for other intangibles with finite lives for the three and nine month periods ended September 30, 2011 was $.3 million and $1 million, respectively. The aggregate amortization expense for other intangibles with finite lives for the three and nine month periods ended September 30, 2010 was $.5 million and $1 million, respectively. Amortization expense is estimated to be $1.2 million for 2011, $1.1 million for 2012 and 2013, $1 million for 2014 and $.7 million for 2015. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 3.7 years: land use rights, 65.2 years; trademark, 7.7 years; technology, 18.8 years: and customer relationships, 15 years.

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

The Company’s only intangible asset with an indefinite life is goodwill. The change to goodwill is related to foreign currency translation. The changes in the carrying amount of goodwill, by segment, for the nine month period ended September 30, 2011, are as follows:

	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2011	$3,078	$1,177	$8,091	$12,346
Currency translation	—	(96)	(28)	(124)

Balance at September 30, 2011	$3,078	$1,081	$8,063	$12,222

NOTE F – SHARE-BASED COMPENSATION

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

There were no shares granted for the three month periods ended September 30, 2011 and 2010.

Activity in the Company’s Plan for the nine month period ended September 30, 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	72,057	$35.89
Granted	—	—
Exercised	(20,975)	$39.44
Forfeited	(125)	$15.00

Outstanding (vested and expected to vest) at September 30, 2011	50,957	$34.48	4.7	$623

Exercisable at September 30, 2011	46,707	$34.06	4.4	$595

The total intrinsic value of stock options exercised during the nine month periods ended September 30, 2011 and 2010 was $.1 million for both periods. Cash received for the exercise of stock options during the nine month periods ended September 30, 2011 and 2010 was $.8 million and $.1 million. Excess tax benefits from share-based awards for the nine month periods ended September 30, 2011 and 2010 were $.1 million and $0, respectively.

For the three and nine month periods ended September 30, 2011, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by less than $.1 million and $.1 million, respectively. For the three and nine month periods ended September 30, 2010, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by less than $.1 million and $.1 million, respectively. The total compensation cost related to nonvested awards not yet recognized at September 30, 2011 is expected to be less than $.1 million over a weighted-average period of 1.3 years.

Long Term Incentive Plan of 2008

Under the Amended and Restated Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers, and directors are eligible to receive awards of options and restricted shares. The purpose of this LTIP is to give the Company and its subsidiaries a competitive advantage in attracting, retaining, and motivating officers, employees, and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. As of September 30, 2011, the total number of common shares reserved for awards under the LTIP is 900,000. Of the 900,000 common shares, 800,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options. The LTIP expires on April 17, 2018.

Restricted Share Awards

For all of the participants except the CEO, a portion of the restricted share award is subject to time-based cliff vesting and a portion is subject to vesting based upon the Company’s performance over a three year period. All of the CEO’s restricted shares are subject to vesting based upon the Company’s performance over a three year period.

The restricted shares are offered at no cost to the employees; however, the participant must remain employed with the Company until the restrictions on the restricted shares lapse. The fair value of restricted share awards is based on the market price of a common share on the grant date. The Company currently estimates that no awards will be forfeited. Dividends declared in 2009 and thereafter will be accrued in cash dividends. Dividends related to the 2008 grant of restricted shares were reinvested in additional restricted shares, and held subject to the same vesting requirements as the underlying restricted shares.

A summary of the restricted share awards for the nine month period ended September 30, 2011 is as follows:

	Restricted Share Awards
	Performance and Service Required	Service Required	Total Restricted Awards	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2011	142,955	19,778	162,733	$33.14
Granted	61,594	6,775	68,369	39.92
Vested	—	(4,273)	(4,273)	54.74
Forfeited	—	—	—	—

Nonvested as of September 30, 2011	204,549	22,280	226,829	$34.91

For time-based restricted shares, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying statement of consolidated income. Compensation expense related to the time-based restricted shares for the three and nine month periods ended September 30, 2011 was $.1 million and $.2 million, respectively. Compensation expense related to the time-based restricted shares for the three and nine month periods ended September 30, 2010 was $.1 million and $.2 million, respectively. As of September 30, 2011, there was $.4 million of total unrecognized compensation cost related to time-based restricted share awards that is expected to be recognized over the weighted-average remaining period of approximately 1.8 years.

For the performance-based awards, the number of restricted shares in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and sales growth over a requisite performance period. Depending on the extent to which the performance criterions are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the three and nine month periods ended September 30, 2011 was $.6 million and $1.7 million, respectively. Performance-based compensation expense for the three and nine month periods ended September 30, 2010 was $.6 million and $1.8 million, respectively. As of September 30, 2011, the remaining performance-based restricted share awards compensation expense of $3.2 million is expected to be recognized over a period of approximately 1.8 years.

The excess tax benefits from restricted share awards for the nine month periods ended September 30, 2011 and 2010 was $.1 million and $0, as reported on the consolidated statements of cash flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for restricted shares vested in the current period.

In the event of a Change in Control, vesting of the restricted shares will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a maximum potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.

To satisfy the vesting of its restricted share awards, the Company has reserved new shares from its authorized but unissued shares. Any additional awards granted will also be issued from the Company’s authorized but unissued shares. As of September 30, 2011, under the LTIP there were 529,534 common shares available for additional restricted share grants.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees either in cash currently or in shares of common stock of the Company at a later date. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. Second, this plan allows certain Company employees to defer LTIP restricted shares for future distribution in the form of common shares. As of September 30, 2011, 24,633 LTIP shares have been deferred and are being held by the rabbi trust.

Share Option Awards

The LTIP permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At September 30, 2011 there were 79,500 shares remaining available for issuance under the LTIP. Options issued through September 30, 2011 under the LTIP vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.

There were no options granted for the nine month periods ended September 30, 2011 and 2010.

Activity in the Company’s LTIP for the nine month period ended September 30, 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	20,500	$44.94
Granted	—	$0.00
Exercised	(3,000)	$38.76
Forfeited	—	$0.00

Outstanding (vested and expected to vest) at September 30, 2011	17,500	$46.00	8.7	$56

Exercisable at September 30, 2011	2,500	$38.76	8.3	$18

The total intrinsic value of stock options exercised during the nine month periods ended September 30, 2011 and 2010 was $.1 million and $0, respectively. Cash received for the exercise of stock options during the nine month periods ended September 30, 2011 and 2010 was $.1 million and $0, respectively. Excess tax benefits from share-based awards for the nine month periods ended September 30, 2011 and 2010 were less than $.1 million and $0, respectively.

For the three and nine month periods ended September 30, 2011, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by $.1 million and $.1 million, respectively. For the three and nine month periods ended September 30, 2010, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by less than $.1 million for both periods. The total compensation cost related to nonvested awards not yet recognized at September 30, 2011 is expected to be a combined total of $.2 million over a weighted-average period of approximately 1.9 years.

NOTE G – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. U.S. GAAP also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be validated by a third party, whereas, unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1 – Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•

Level 2 – Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At September 30, 2011, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the three month period ended September 30, 2011. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	September 30, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$14,056	$13,986	$10,738	$10,650

As a result of being a global company, the Company’s earnings, cash flows and financial position are exposed to foreign currency risk. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency risks. The Company accounts for derivative instruments and hedging activities as either assets or liabilities in the consolidated balance sheet and carries these instruments at fair value. The Company does not enter into any trading or speculative positions with regard to derivative instruments. At September 30, 2011, the Company had two de minimus derivatives outstanding.

Foreign currency derivative instruments outstanding are not designated as hedges for accounting purposes. The gains and losses related to mark-to-market adjustments are recognized as other operating (income) expense on the statement of consolidated income during the period in which the derivative instruments were outstanding.

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

As part of the Purchase Agreement to acquire Electropar, the Company may be required to make an additional earn-out consideration payment up to NZ$2 million or US$1.5 million based on Electropar achieving a financial performance target (Earnings Before Interest, Taxes, Depreciation and Amortization) over the 12 months ended July 31, 2011. The fair value of the contingent consideration arrangement is determined by estimating the expected (probability-weighted) earn-out payment discounted to present value and is considered a level three input. Based upon the initial evaluation of the range of outcomes for this contingent consideration, the Company accrued $.4 million for the additional earn-out consideration payment as of the acquisition date in the Accrued expenses and other liabilities line on the consolidated balance sheets, and as part of the purchase price. The amount accrued in the consolidated balance sheet of $1.3 million has increased $.9 million due primarily to a $.8 million adjustment for actual results and a $.1 million increase in the net present value of the liability due to the passage of time. The adjustment of $.8 million was recorded in Costs and expenses in the consolidated statements of income.

NOTE H – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (FASB) issued accounting standards updates (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements beginning on or after January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

NOTE I – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The adoption of this ASU is not expected to significantly impact the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (IFRSs) to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between US GAAP and IFRS. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and are applied prospectively. Early application by public entities is not permitted. The Company does not expect adoption of ASU 2011-04 will have a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. On October 21, 2011, the FASB deferred the effective date of ASU 2011-05. The Company does not expect the adoption of ASU 2011-05 to have a material effect on the Company’s operating results or financial position.

NOTE J – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three and nine month periods ended September 30, 2011 and 2010. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three month period ended September 30		Nine month period ended September 30
	2011	2010	2011	2010
Net sales
PLP-USA	$38,896	$31,656	$109,308	$88,803
The Americas	26,601	23,050	76,448	55,023
EMEA	15,274	13,140	45,593	38,197
Asia-Pacific	27,919	26,096	86,959	62,964

Total net sales	$108,690	$93,942	$318,308	$244,987

Intersegment sales
PLP-USA	$2,160	$2,605	$7,085	$5,932
The Americas	1,339	1,552	5,134	4,980
EMEA	627	395	1,473	1,298
Asia-Pacific	3,297	2,432	9,460	6,349

Total intersegment sales	$7,423	$6,984	$23,152	$18,559

Income taxes
PLP-USA	$1,543	$1,800	$5,000	$1,332
The Americas	831	1,234	3,065	1,730
EMEA	730	497	1,231	1,332
Asia-Pacific	464	471	2,187	1,366

Total income taxes	$3,568	$4,002	$11,483	$5,760

Net income
PLP-USA	$2,389	$2,961	$7,437	$3,766
The Americas	1,806	2,178	6,246	4,725
EMEA	893	2,406	2,953	4,465
Asia-Pacific	1,572	2,337	5,408	4,056

Total net income	6,660	9,882	22,044	17,012
Income (loss) attributable to noncontrolling interest, net of tax	—	3	—	(95)

Net income attributable to PLPC	$6,660	$9,879	$22,044	$17,107

	September 30	December 31
	2011	2010
Assets
PLP-USA	$80,506	$67,268
The Americas	65,580	61,358
EMEA	47,334	44,526
Asia-Pacific	118,479	107,481

	311,899	280,633
Corporate assets	336	346

Total assets	$312,235	$280,979

NOTE K – INCOME TAXES

The Company’s effective tax rate was 34% and 29% for the three month periods ended September 30, 2011 and 2010, respectively, and 34% and 25% for the nine month periods ended September 30, 2011 and 2010, respectively. The lower effective tax rate for the periods ended September 30, 2011 compared to the U.S. federal statutory tax rate of 35% is primarily due to increased earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate in jurisdictions where such earnings are permanently reinvested. The higher effective tax rate for the periods ended September 30, 2011 compared with the same periods for 2010 was primarily due to favorable discrete items recognized in 2010, primarily related to a favorable foreign tax incentive for technological innovation and a decrease of unrecognized tax benefits effectively settled through audits.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. No significant changes to the valuation allowance were made for the period ended September 30, 2011.

As of September 30, 2011, the Company had gross unrecognized tax benefits of approximately $1 million and there were no significant changes during the period ended September 30, 2011.

NOTE L – PRODUCT WARRANTY RESERVE

The Company records an accrual for estimated warranty costs to costs of products sold in the consolidated statements of income. These amounts are recorded in accrued expenses and other liabilities in the consolidated balance sheets. The Company records and accounts for its warranty reserve based on specific claim incidents. Should the Company become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the accruals as claim information changes. During the second quarter of 2011, the Company accepted certified product from a supplier which later failed in the field. The Company has taken responsibility to expedite correcting the situation and as such, the Company had increased the warranty reserve by $1.8 million. As of September 30, 2011, $1.3 million has been paid related to this warranty claim.

The following is a rollforward of the product warranty reserve:

	September 30, 2011	December 31, 2010
Balance at the beginning of period	$536	$209
Additions charged to income	1,923	403
Warranty usage	(1,532)	(108)
Currency translation	(192)	32

End of period balance	$735	$536

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

RECENT DEVELOPMENTS

As a result of several global acquisitions since 2007 and corresponding significant changes in our internal structure, we realigned our business units as of the fourth quarter of 2010 into four operating segments to better capitalize on business development opportunities, improve ongoing services, enhance the utilization of our worldwide resources and global sourcing initiatives and manage the Company better.

We report our segments in four geographic regions: PLP-USA, The Americas (includes operations in North and South America without PLP-USA), EMEA (Europe, Middle East & Africa) and Asia-Pacific in accordance with accounting standards codified in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, Segment Reporting. Each segment distributes a full range of our primary products. Our PLP-USA segment is comprised of our U.S. operations manufacturing our traditional products primarily supporting our domestic energy and telecommunications products. Our other three segments, The Americas, EMEA and Asia-Pacific, support our energy, telecommunications, data communication and solar products in each respective geographical region.

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

Preface

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. (GAAP). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that is useful to the assessment of our performance and operating trends.

Highlights:

•	Net sales increased 30% to $318.3 million, compared to $245 million in 2010.

•	Year to date operating income increased $12 million to $33.3 million from $21.2 million in 2010.

•	Net income was $22 million for the nine month period ended September 30, 2011 compared to $17 million for the nine month period ended September 30, 2010.

•	Diluted earnings per share were $4.09 per share in 2011 compared to $3.17 per share in 2010.

•	Bank debt to equity ratio is 8%.

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies strengthen against the U.S. dollar, our revenues and costs increase as the foreign currency-denominated financial statements translate into more dollars. The fluctuations of foreign currencies during the three and nine month periods ended September 30, 2011 had a positive impact on net sales of $4.7 million and $15 million as compared to 2010, respectively. Excluding the effect of currency translation, for the nine month period ended September 2011 net sales increased by double digits in all four of our reportable segments compared to 2010. The net sales increases for the three and nine month periods ended September 30, 2011 were primarily attributable to global business combinations, new business, higher demand levels, and favorable foreign currency exchange rates.

For the three month period ended September 30, 2011, net sales of $108.7 million increased $14.7 million, or 16%, compared to 2010. As a percentage of net sales, gross profit was 34.6% and 33.7% of net sales for the three month periods ended September 30, 2011 and 2010, respectively. Excluding the effect of currency translation, gross profit increased $4.3 million, or 13%, compared to 2010. Excluding the effect of currency translation, costs and expenses increased $7.6 million, or 41%, compared to 2010. Of the $7.6 million increase to costs and expenses, $4.2 million was related to changes in foreign currency exchange. In the three month period ended September 30, 2010, we had foreign currency exchange gains of $2.1 million compared to foreign currency exchange losses of $2.1 million in the three month period ended September 30, 2011. These foreign currency exchange gains and losses were related to exchange rate changes on transactions denominated in a currency other than the functional currency and primarily related to intercompany payables, loans and royalties. Excluding these changes in foreign currency exchange, costs and expenses increased 18%. Excluding the effect of currency translation and as a result of the preceding factors, operating income for the three month period ended September 30, 2011 of $10.1 million decreased $3.3 million compared to 2010. Net income for the three month period ended September 30, 2011 of $6.7 million decreased $3.2 million compared to 2010.

For the nine month period ended September 30, 2011, net sales of $318.3 million increased $73.3 million, or 30%, compared to 2010. As a percentage of net sales, gross profit improved from 32.3% for the nine month period ended September 30, 2010 to 33.5% for the nine month period ended September 30, 2011. Excluding the effect of currency translation, gross profit increased $22.7 million, or 29%, compared to 2010. Excluding the effect of currency translation, costs and expenses increased $12.3 million, or 21% compared to 2010. The primary reasons costs and expenses increased compared to 2010 were due to continued investment in personnel, research and engineering costs, and higher commission expense. Also, net foreign currency exchange gains in 2010 of $1.4 million compared to foreign currency exchange losses of $1.1 million in 2011 accounted for $2.5 million of the increase in costs and expenses. Excluding the effect of currency translation and as a result of the preceding factors, operating income for the nine month period ended September 30, 2011 of $33.3 million increased $10.8 million compared to 2010. Net income for the nine month period ended September 30, 2011 of $22 million increased $5 million.

Despite the global economic conditions, we are seeing an improvement in our global marketplace and our financial condition continues to remain strong. We have proactively managed working capital and have controlled capital spending. We currently have a bank debt to equity ratio of 8% and can borrow needed funds at an attractive interest rate under our credit facility.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010

The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the three month periods ended September 30, 2011 and 2010. The Company’s past operating results are not necessarily indicative of future operating results.

	Three month period ended September 30
thousands of dollars	2011		2010		Change
Net sales	$108,690	100%	$93,942	100%	$14,748
Cost of products sold	71,130	65%	62,271	66%	8,859

GROSS PROFIT	37,560	35%	31,671	34%	5,889
Costs and expenses	27,480	25%	18,714	20%	8,766

OPERATING INCOME	10,080	9%	12,957	14%	(2,877)
Other income (expense)	148	0%	927	1%	(779)

INCOME BEFORE INCOME TAXES	10,228	9%	13,884	15%	(3,656)
Income taxes	3,568	3%	4,002	4%	(434)

NET INCOME	$6,660	6%	$9,882	11%	$(3,222)

Net sales. For the three month period ended September 30, 2011, net sales were $108.7 million, an increase of $14.7 million, or 16%, from the three month period ended September 30, 2010. Excluding the effect of currency translation, net sales increased 11% as summarized in the following table:

	Three month period ended September 30
thousands of dollars	2011	2010	Change	Change due to currency translation	Change excluding currency tranlation	% change
Net sales
PLP-USA	$38,896	$31,656	$7,240	$—	$7,240	23%
The Americas	26,601	23,050	3,551	1,330	2,221	10
EMEA	15,274	13,140	2,134	722	1,412	11
Asia-Pacific	27,919	26,096	1,823	2,652	(829)	(3)

Consolidated	$108,690	$93,942	$14,748	$4,704	$10,044	11%

The increase in PLP-USA net sales of $7.2 million, or 23%, was primarily due to sale price/mix increases of $1.9 million and sales volume increases of $5.3 million. International net sales for the three month period ended September 30, 2011 were favorably affected by $4.7 million when local currencies were converted to U.S. dollars. The following discussions of net sales exclude the effect of currency translation. The Americas net sales of $26.6 million increased $2.2 million, or 10%, primarily related to a stronger overall market demand in the region related to energy sales partially offset by a decrease in solar sales of $.6 million. EMEA net sales increased $1.4 million, or 11%, due to an increase in sales volume, primarily in South Africa and Great Britain. In Asia-Pacific, net sales decreased $.8 million, or 3%, compared to 2010. The decrease in net sales was due to an overall decrease in sales volume in the region partially offset by an increase of $1.1 million in sales realized through the Electropar acquisition in July 2010.

Gross profit. Gross profit of $37.6 million for the three month period ended September 30, 2011 increased $5.9 million, or 19%, compared to the three month period ended September 30, 2010. Excluding the effect of currency translation, gross profit increased 13% as summarized in the following table:

	Three month period ended September 30
thousands of dollars	2011	2010	Change	Change due to currency translation	Change excluding currency translation	% change
Gross profit
PLP-USA	$14,594	$11,500	$3,094	$—	$3,094	27%
The Americas	8,034	7,155	879	581	298	4
EMEA	5,351	4,413	938	182	756	17
Asia-Pacific	9,581	8,603	978	873	105	1

Consolidated	$37,560	$31,671	$5,889	$1,636	$4,253	13%

PLP-USA gross profit of $14.6 million increased $3.1 million compared to 2010. PLP-USA gross profit increased $2.9 million due to higher net sales coupled with an improvement in production margins. International gross profit for the three month period ended September 30, 2011 was favorably impacted by $1.6 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effect of currency translation. The Americas gross profit increase of $.3 million was primarily the result of $.8 million from higher net sales partially offset by $.3 million from higher material costs and lower production margins. The EMEA gross profit increase of $.8M was the result of $.6 million from higher net sales coupled with better production margins in the region. Asia-Pacific gross profit of $9.6 million increased $.1 million compared to 2010. Of the $.1 million increase in gross profit, $.9 million was the result of sales realized through the acquisition of Electropar in July 2010. The rest of the Asia-Pacific region’s gross profit decreased $.8 million as a result of $1 million from lower net sales volume partially offset by better production margins.

Costs and expenses. Costs and expenses of $27.5 million for the three month period ended September 30, 2011 increased $8.8 million, or 47%, compared to 2010. Excluding the effect of currency translation, costs and expenses increased 41% as summarized in the following table:

	Three month period ended September 30
thousands of dollars	2011	2010	Change	Change due to currency translation	Change excluding currency translation	% change
Costs and expenses
PLP-USA	$12,578	$9,256	$3,322	$—	$3,322	36%
The Americas	4,959	3,400	1,559	337	1,222	36
EMEA	3,401	1,255	2,146	146	2,000	159
Asia-Pacific	6,542	4,803	1,739	587	1,152	24

Consolidated	$27,480	$18,714	$8,766	$1,070	$7,696	41%

PLP-USA costs and expenses increased $3.3 million primarily due to an increase in employee related costs of $.5 million, commissions of $.4 million, consulting fees of $.4 million, changes in net foreign currency exchange of $1.1 million and acquisition related costs of $.8 million. International costs and expenses for the three month period ended September 30, 2011 were unfavorably impacted by $1.1 million when local currencies were translated to U.S. dollar. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses increased $1.2 million primarily due to an increase in personnel related costs in the region, coupled with $.4 million related to net foreign currency translation losses and $.2 million related to higher sales commissions. EMEA costs and expenses increased $2 million. EMEA’s costs and expense increase was primarily due to currency translation gains of $1.2 million in 2010 compared to a currency translation loss of $.9 million in 2011 coupled with an increase in commissions of $.1 million. Partially offsetting these increases were a decrease in personnel related costs. Asia-Pacific costs and expenses increased $1.2 million compared to 2010. The Electropar acquisition in July 2010 added $.6 million to costs and expenses compared to 2010. Asia-Pacific’s costs and expenses also increased due to changes in net foreign currency exchange of $.6 million. Overall, costs and expenses for the three month periods ended September 30, 2011 and 2010 included $.2 million and $.3 million, respectively, related to aggregate amortization expense of intangible assets acquired in our Dulmison and Electropar business combinations.

Other income (expense). Other income (expense) for the three month period ended September 30, 2011 of $.1 million decreased $.8 million compared to 2010. Other income (expense) decreased primarily due to a $.8 million realized gain recognized as a result of revaluing our forward foreign exchange contract to fair value at July 28, 2010. This forward foreign exchange contract was entered into on June 7, 2010 to reduce our exposure to foreign currency rate changes related to the purchase price of Electropar which closed on July 30, 2010.

Income taxes. Income taxes for the three month period ended September 30, 2011 of $3.6 million was $.4 million lower than in 2010. The effective tax rate for the three month period ended September 30, 2011 was 34% compared to 29% in 2010. The effective tax rate for three month period ended September 30, 2011 is lower than the U.S. federal statutory rate of 35% primarily due to increased earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate in jurisdictions where such earnings are permanently reinvested. The higher effective tax rate for the three month period ended September 30, 2011 compared with 2010 was primarily due to favorable discrete items recognized in 2010, primarily related to a favorable foreign tax incentive for technological innovation and a decrease of unrecognized tax benefits effectively settled through audits.

Net income. As a result of the preceding items, net income for the three month period ended September 30, 2011 was $6.7 million, compared to $9.9 million for the three month period ended September 30, 2010. Excluding the effect of currency translation, net income decreased $3.6 million as summarized in the following table:

	Three month period ended September 30
thousands of dollars	2011	2010	Change	Change due to currency translation	Change excluding currency translation	% change
Net income
PLP-USA	$2,389	$2,961	$(572)	$—	$(572)	(19)%
The Americas	1,806	2,178	(372)	110	(482)	(22)
EMEA	893	2,406	(1,513)	71	(1,584)	(66)
Asia-Pacific	1,572	2,337	(765)	170	(935)	(40)

Consolidated	$6,660	$9,882	$(3,222)	$351	$(3,573)	(36)%

PLP-USA net income decreased $.6 million due to a decrease in other income of $.9 million partially offset by an increase in operating income of $.1 million and a decrease in income taxes. International net income for the three month period ended September 30, 2011 was unfavorably affected by $.4 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income decreased $.5 million as a result of a decrease in operating income of $1 million partially offset by a decrease in income taxes of $.5 million and a decrease in other income. EMEA net income decreased $1.6 million primarily as a result of a decrease in operating income of $1.3 million coupled with an increase in income taxes of $.2 million and a decrease in other income of $.1 million. Asia-Pacific net income decreased $.9 million primarily as a result of the decrease in operating income of $1.1 million partially offset by an increase in other income of $.1 million and a decrease in income taxes of $.1 million.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2011 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010

The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the nine month periods ended September 30, 2011 and 2010. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine month period ended September 30
Thousands of dollars	2011		2010		Change
Net sales	$318,308	100%	$244,987	100%	$73,321
Cost of products sold	211,651	66%	165,836	68%	45,815

GROSS PROFIT	106,657	34%	79,151	32%	27,506
Costs and expenses	73,319	23%	57,947	24%	15,372

OPERATING INCOME	33,338	10%	21,204	9%	12,134
Other income (expense)	189	0%	1,568	1%	(1,379)

INCOME BEFORE INCOME TAXES	33,527	11%	22,772	9%	10,755
Income taxes	11,483	4%	5,760	2%	5,723

NET INCOME	$22,044	7%	$17,012	7%	$5,032

Net sales. For the nine month period ended September 30, 2011, net sales were $318.3 million, an increase of $73.3 million, or 30%, from the nine month period ended September 30, 2010. Excluding the effect of currency translation, net sales increased 24% as summarized in the following table:

	Nine month period ended September 30
thousands of dollars	2011	2010	Change	Change due to currency translation	Change excluding currency tranlation	% change
Net sales
PLP-USA	$109,308	$88,803	$20,505	$—	$20,505	23%
The Americas	76,448	55,023	21,425	4,563	16,862	31
EMEA	45,593	38,197	7,396	2,590	4,806	13
Asia-Pacific	86,959	62,964	23,995	7,811	16,184	26

Consolidated	$318,308	$244,987	$73,321	$14,964	$58,357	24%

The increase in PLP-USA net sales of $20.5 million, or 23%, was primarily due to sales price/mix increases of $9.4 million and sales volume increases of $11.1 million. International net sales for the nine month period ended September 30, 2011 were favorably affected by $15 million when local currencies were converted to U.S. dollars. The following discussions of net sales exclude the effect of currency translation. The Americas net sales of $76.4 million increased $16.9 million, or 31%, primarily related to a stronger overall market demand in the region related to energy and solar sales. The Americas net sales increase of $16.9 million was approximately 77% due to higher sales volume in our traditional markets and 23% due to volume in solar sales. EMEA net sales increased $4.8 million, or 13%, due to stronger market conditions in the region compared to 2010 leading to an increase in overall sales volume. In Asia-Pacific, net sales increased $16.2 million, or 26%, compared to 2010. Of the $16.2 million increase in net sales, $13 million related to the net sales realized through the Electropar acquisition in July 2010. The remainder of the net sales increase was due primarily to a sales volume increase in the region.

Gross profit. Gross profit of $106.7 million for the nine month period ended September 30, 2011 increased $27.5 million, or 35%, compared to the nine month period ended September 30, 2010. Excluding the effect of currency translation, gross profit increased 29% as summarized in the following table:

	Nine month period ended September 30
thousands of dollars	2011	2010	Change	Change due to currency translation	Change excluding currency translation	% change
Gross profit
PLP-USA	$40,044	$27,821	$12,223	$—	$12,223	44%
The Americas	23,589	16,664	6,925	1,672	5,253	32
EMEA	13,807	13,190	617	604	13	—
Asia-Pacific	29,217	21,476	7,741	2,558	5,183	24

Consolidated	$106,657	$79,151	$27,506	$4,834	$22,672	29%

PLP-USA gross profit of $40 million increased $12.2 compared to 2010. PLP-USA gross profit increased $9.2 million due to higher net sales and a $2.8 million increase related to price increases coupled with improvements in production margins. International gross profit for the nine month period ended September 30, 2011 was favorably impacted by $4.8 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effect of currency translation. The Americas gross profit increase of $5.3 million was primarily the result of $5.1 million from higher net sales volume coupled with $.2 million due to favorable production margins. The EMEA gross profit of $13.8 million remained unchanged compared to 2010. This was primarily a result of $2 million from higher net sales offset by $1.8 million of product warranty expense coupled with lower production margins. During the second quarter of 2011, we accepted certified product from a supplier which later failed in the field. We have taken responsibility to expedite correcting the situation and as such, we increased the warranty reserve by $1.8 million, of which $1.3 million has been paid. Asia-Pacific gross profit of $29.2 million increased $5.2 million compared to 2010. Of the $5.2 million increase in gross profit, $4.3 million was related to the sales realized through the acquisition of Electropar in July 2010. The remainder of the increase in gross profit was the result of $.7 million from higher net sales coupled with $.2 million due to better production margins in the region.

The Dulmison acquisition was accounted for pursuant to the current business combination standards. In accordance with the standards, we recorded, as of the acquisition date, the acquired inventories at their respective fair values. For the nine month period ended September 30, 2010, we sold and therefore recognized $1 million of the acquired finished goods inventories fair value adjustment in Cost of products sold. For the nine month period ended September 30, 2011, we sold and therefore recognized a net $(.1) million of the acquired inventories fair value adjustment in Cost of products sold.

Costs and expenses. Costs and expenses of $73.3 million for the nine month period ended September 30, 2011 increased $15.4 million, or 27%, compared to 2010. Excluding the effect of currency translation, costs and expenses increased 21% as summarized in the following table:

	Nine month period ended September 30
thousands of dollars	2011	2010	Change	Change due to currency translation	Change excluding currency translation	% change
Costs and expenses
PLP-USA	$33,253	$29,024	$4,229	$—	$4,229	15%
The Americas	12,896	9,338	3,558	879	2,679	29
EMEA	8,561	6,622	1,939	499	1,440	22
Asia-Pacific	18,609	12,963	5,646	1,624	4,022	31

Consolidated	$73,319	$57,947	$15,372	$3,002	$12,370	21%

PLP-USA costs and expenses increased $4.2 million primarily due to an increase in employee related costs of $2 million, consulting fees of $.9 million, commissions of $1.1 million, and changes in net foreign currency exchange of $.5 million, partially offset by a decrease in acquisition-related costs of $.1 million and repairs and maintenance. International costs and expenses for the nine month period ended September 30, 2011 were unfavorably impacted by $3 million when local currencies were translated to U.S. dollar. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses increased $2.7 million primarily due to an increase in employee headcount in the region, mainly attributable to our investment in research and engineering to support our future growth, coupled with higher personnel related costs of $1.7 million, $.2 million due to net foreign currency exchange losses, $.7 million related to higher sales commissions and $.1 million due to higher consulting expenses. EMEA costs and expenses increased $1.4 million. EMEA’s costs and expenses increase was primarily due to net foreign currency translation gain in 2010 of $.9 million compared to net foreign currency losses of $.4 million in 2011 partially offset by slightly lower employee related costs in the region. Asia-Pacific costs and expenses increased $4 million compared to 2010. The Electropar acquisition in July 2010 added $2.8 million to costs and expenses compared to 2010. The remaining $1.2 million increase in costs and expenses was primarily due to an increase in personnel related costs from other subsidiaries located in the Asia-Pacific reportable segment coupled with $.4 million related to net foreign currency exchange gains in 2010. The overall increase in costs and expenses was partially offset by a $.2 million decrease in commissions compared to 2010. Overall, costs and expenses for the nine month periods ended September 30, 2011 and 2010 included $.6 million and $.6 million, respectively, related to aggregate amortization expense of intangible assets acquired in our Dulmison and Electropar business combinations.

Other income (expense). Other income (expense) for the nine month period ended September 30, 2011 of $.2 million decreased $1.4 million compared to 2010. Other income (expense) decreased primarily due to a $.6 million decrease in income related to our natural gas well located at PLP’s corporate headquarters coupled with a $1.2 million decrease due to a realized gain recognized as a result of revaluing our forward foreign exchange contract to fair value at July 28, 2010. As previously noted, this forward foreign exchange contract was entered into on June 7, 2010 to reduce our exposure to foreign currency rate changes related to the purchase price of Electropar, which closed on July 30, 2010. Also, interest expense increased $.2 million compared to 2010. The decrease in other income (expense) was partially offset by $.3 million higher non-operational expenses related to our foreign jurisdictions in 2010 coupled with an increase in interest income of $.1 million compared to 2010.

Income taxes. Income taxes for the nine month period ended September 30, 2011 of $11.4 million was $5.7 million higher than in 2010. The effective tax rate for the nine month period ended September 30 was 34% in 2011 compared to 25% in 2010. The effective tax rate for nine month period ended September 30, 2011 is lower than the U.S. federal statutory rate of 35% primarily due to increased earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate in jurisdictions where such earnings are permanently reinvested. The higher effective tax rate for the nine month period ended September 30, 2011 compared to 2010 was primarily due to favorable discrete items recognized in 2010, primarily related to a favorable foreign tax incentive for technological innovation and a decrease of unrecognized tax benefits effectively settled through audits.

Net income. As a result of the preceding items, net income for the nine month period ended September 30, 2011 was $22 million, compared to $17 million for the nine month period ended September 30, 2010. Excluding the effect of currency translation, net income increased $4.1 million as summarized in the following table:

	Nine month period ended September 30
thousands of dollars	2011	2010	Change	Change due to currency translation	Change excluding currency translation	% change
Net income
PLP-USA	$7,437	$3,766	$3,671	$—	$3,671	97%
The Americas	6,246	4,725	1,521	454	1,067	23
EMEA	2,953	4,465	(1,512)	32	(1,544)	(35)
Asia-Pacific	5,408	4,056	1,352	450	902	22

Consolidated	$22,044	$17,012	$5,032	$936	$4,096	24%

PLP-USA net income increased $3.7 million as a result of an increase in operating income of $9.2 million partially offset by a decrease in other income of $1.8 million and an increase in income taxes of $3.7 million. International net income for the nine month period ended September 30, 2011 was favorably affected by $.9 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income increased $1.1 million due primarily to the $2.2 million increase in operating income partially offset by an increase in income taxes of $1.1 million and a decrease in other income of $.1 million. EMEA net income decreased $1.5 million primarily as a result of a decrease in operating income of $1.7 million partially offset by a decrease in income taxes of $.2 million. Asia-Pacific net income increased $.9 million primarily as a result of the increase in operating income of $1 million and an increase in other income of $.5 million partially offset by an increase in income taxes of $.6 million.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2010 and are, therefore, not presented herein.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Cash increased $1.1 million for the nine month period ended September 30, 2011. Net cash provided by operating activities was $14.8 million. The major investing and financing uses of cash were capital expenditures of $12.5 million, dividends of $3.3 million and repurchase of common shares of $3.5 million offset by net borrowings of $5.1 million.

Net cash provided by operating activities for the nine month period ended September 30, 2011 decreased $2.7 million compared to the nine month period ended September 30, 2010 primarily as a result of an increase in operating assets (net of operating liabilities) of $7.9 million offset by an increase in net income of $5 million.

Net cash used in investing activities for the nine month period ended September 30, 2011 of $12.6 million represents a decrease of $10.2 million when compared to cash used in investing activities in the nine month period ended September 30, 2010. The decrease was primarily related to decreased business acquisitions payments of $14.3 million partially offset by capital expenditure increases of $3.4 million in the nine month period ended September 30, 2011 when compared to the same period in 2010. During July 2010, we acquired all of the outstanding equity of Electropar for $14.3 million, net of cash received and working capital adjustments. Capital expenditures increased due mostly to purchase of land and building and an information technology system implementation at our Asia-Pacific segment, building renovation and information technology network upgrade at our EMEA segment and information technology system implementation at our PLP-USA segment. In addition proceeds from the sale of property decreased $.4 million and restricted cash increased $.3 million related to our Thailand operations.

Cash used in financing activities for the nine month period ended September 30, 2011 was $.4 million compared to cash provided by financing activities of $3.8 million for the nine month period ended September 30, 2010. The decrease of $4.2 million was primarily a result of lower debt borrowings in 2011 compared to 2010, repurchase of common shares outstanding partially offset by higher proceeds from issuance of common shares.

Our financial position remains strong and our current ratio at September 30, 2011 and December 31, 2010 was 2.8 to 1 and 3.0 to 1. At September 30, 2011, our unused availability under our main credit facility was $22.1 million and our bank debt to equity percentage was 8%. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At September 30, 2011, we were in compliance with these covenants.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (FASB) issued accounting standards updates (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements beginning on or after January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on our consolidated financial position or results of operations.

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

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The adoption of this ASU is not expected to significantly impact our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (IFRSs) to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between US GAAP and IFRS. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and are applied prospectively. Early application by public entities is not permitted. We do not expect adoption of ASU 2011-04 will have a material impact on our financial position, results of operations, cash flows or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. On October 21, 2011, the FASB deferred the effective date of ASU 2011-05. We do not expect the adoption of ASU 2011-05 to have a material effect on our operating results or financial position.

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

As of September 30, 2011, the Company had two immaterial foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading purposes.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $16.7 million at September 30, 2011. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.1 million for the nine month period ended September 30, 2011.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $4.5 million and on income before tax of $.1 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2011 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On August 4, 2010, the Company announced the Board of Directors authorized a plan to repurchase up to 250,000 of Preformed Line Products common shares. The repurchase plan does not have an expiration date. The following table includes repurchases for the three month period ended September 30, 2011.

Period (2011)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July	—	—	57,827	192,173
August	16,000	$62.74	73,827	176,173
September	—	—	73,827	176,173

Total	36,392

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(Removed and Reserved)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Executive Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Executive Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on
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

November 7, 2011	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2011	/s/ Eric R. Graef
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