Form 10-K
period 2011-12-31
PREFORMED LINE PRODUCTS CO
filed 2012-03-14
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Act.     Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act.     Yes  ☐     No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2011 was $163,401,733 based on the closing price of such common shares, as reported on the NASDAQ National Market System. As of March 7, 2012, there were 5,332,454 common shares of the Company ($2 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2012 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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

The Company serves a worldwide market through strategically located domestic and international manufacturing facilities. Each of the Company’s domestic and international manufacturing facilities have obtained an International Organization of Standardization (“ISO”) 9001:2008 Certified Management System, with the exception of Direct Power and Water Corporation (DPW), which was acquired during 2007. The ISO 9001:2008 certified management system is a globally recognized quality standard for manufacturing and assists the Company in marketing its products throughout the world. The Company’s customers include public and private energy utilities and communication companies, cable operators, financial institutions, governmental agencies, contractors and subcontractors, distributors and value-added resellers. The Company is not dependent on a single customer or a few customers. No single customer accounts for more than ten percent of the Company’s consolidated revenues.

The Company’s products include:

•	Formed Wire and Related Hardware Products

•	Protective Closures

•	Data Communication Cabinets

•	Plastic Products

•	Other Products

Formed Wire Products and Related Hardware Products are used in the energy, communications, cable and special industries (i.e., metal building, tower and antenna industries, the agriculture and arborist industries, and marine systems industry) to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics (e.g., vibration). Formed wire products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape. Advantages of using the Company’s helical formed wire products are that they are economical, dependable and easy to use. The Company introduced formed wire products to the power industry over 60 years ago and such products enjoy an almost universal acceptance in the Company’s markets. Related hardware products include hardware for supporting and protecting transmission conductors, spacers, spacer-dampers, stockbridge dampers, corona suppression devices and various compression fittings for dead-end applications. Formed wire and related hardware products are approximately 67% of the Company’s revenues in 2011, 65% in 2010 and 62% in 2009.

Protective Closures, including splice cases, are used to protect fixed line communication networks, such as copper cable or fiber optic cable, from moisture, environmental hazards and other potential contaminants. Protective closures are approximately 16% of the Company’s revenues in 2011, 17% in 2010 and 22% in 2009.

Data Communication Cabinets are products used in high-speed data systems to hold and protect electronic equipment. Data communication cabinets are approximately 3% of the Company’s revenues in 2011 and 4% of the Company’s revenues in 2010 and 2009.

Plastic Products, including guy markers, tree guards, fiber optic cable markers and pedestal markers, are used in energy, communications, cable television and special industries to identify power conductors, communication cables and guy wires. Plastic products are approximately 3% of the Company’s revenues in 2011, 2010 and 2009.

Other Products include hardware assemblies, pole line hardware, resale products, underground connectors, solar hardware systems and urethane products. They are used by energy, renewable energy, communications, cable and special industries for various applications and are defined as products that compliment the Company’s core line offerings. Other products are approximately 11% of the Company’s revenues in 2011 and 2010 and 9% in 2009.

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

In 2008, the Company formed a joint venture between the Company’s Australian subsidiary, Preformed Line Products Australia Pty Ltd (PLP-AU) and BlueSky Energy Pty Ltd, a solar systems integration and installation business based in Sydney, Australia. PLP-AU held a 50% ownership interest in the joint venture company, which operates under the name BlueSky Energy Australia (BlueSky), with the option to acquire the remaining 50% ownership interest from BlueSky Energy Pty Ltd over the next five years. In 2011, the Company acquired the additional 50% ownership interest from BlueSky Energy Pty Ltd.

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

In January 2012, the Company acquired Australian Electricity Systems Pty Ltd. (AES), an Australian company. AES designs, manufactures and markets hardware for the electrical utility industry. The acquisition is expected to strengthen the Company’s position in the power distribution, transmission and substation hardware markets and will expand the Company’s presence in the Asia-Pacific region. For accounting purposes, the acquisition was an immaterial business combination.

The Company’s World headquarters is located at 660 Beta Drive, Mayfield Village, Ohio 44143.

Business

The demand for the Company’s products comes primarily from new, maintenance and repair construction for the energy (including solar), telecommunication, data communication and special industries. The Company’s customers use many of the Company’s products, including formed wire products, to revitalize the aging outside plant infrastructure. Many of the Company’s products are used on a proactive basis by the Company’s customers to reduce and prevent lost revenue. A single malfunctioning line could cause the loss of thousands of dollars per hour for a power or communication customer. A malfunctioning fiber cable could also result in substantial revenue loss. Repair construction by the Company’s customers generally occurs in the case of emergencies or natural disasters, such as hurricanes, tornadoes, earthquakes, floods or ice storms. Under these circumstances, the Company provides 24-hour service to provide the repair products to customers as quickly as possible.

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

Electric Utilities—Transmission. The electric transmission grid is the interconnected network of high voltage aluminum conductors used to transport large blocks of electric power from generating facilities to distribution networks. Currently, there are three major power grids in the U.S.: the Eastern Interconnect, the Western Interconnect and the Texas Interconnect. Virtually all electrical energy utilities are connected with at least one other utility by one of these major grids. The Company believes that the transmission grid has been neglected throughout much of the U.S. for more than two decades. Additionally, because of deregulation, some electric utilities have turned this responsibility over to Independent System Operators (ISOs), who have also been slow to add transmission lines. With demand for power now exceeding supply in some areas, the need for the movement of bulk power from the energy-rich areas to the energy-deficient areas means that new transmission lines will likely be built and many existing lines will likely be refurbished. In addition, passage of the economic stimulus bill in early 2009 that contains provisions for upgrading the aging transmission infrastructure and connecting renewable energy sources to the grid should attract new investment to fund new infrastructure projects in the industry. The Company believes that this will generate growth for the Company’s products in this market over at least the next several years. In addition, increased construction of international transmission grids is occurring in many regions of the world. However, consolidations in the markets that the Company services may also have an adverse impact on the Company’s revenues.

Electric Utilities—Distribution. The distribution market includes those utilities that distribute power from a substation where voltage is reduced to levels appropriate for the consumer. Unlike the transmission market, distribution is still handled primarily by local electric utilities. These utilities are motivated to reduce cost in order to maintain and enhance their profitability. The Company believes that its growth in the distribution market will be achieved primarily as a result of incremental gains in market share driven by emphasizing the Company’s quality products and service over price. Internationally, particularly in the developing regions, there is increasing political pressure to extend the availability of electricity to additional populations. Through its global network of factories and sales offices, the Company is prepared to take advantage of this new growth in construction.

Renewable Energy. The renewable energy market includes residential consumers, commercial businesses, off-grid operators, and utility companies that have an interest in alternative energy sources. Environmental concerns along with federal, state, and local utility incentives have fueled demand for renewable energy systems including solar, wind, and biofuel. The industry continues to grow as advancements in technology lead to greater efficiencies which drive down overall system costs. The Company currently provides hardware solutions, system design and installation services for solar power applications. The Company markets and sells these products and services to end-users, distributors, installers and integrators.

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

Special Industries. The Company’s formed wire products are also used in other industries which require a method of securing or terminating cables, including the metal building, tower and antenna industries, the agriculture and arborist industries, and various applications within the marine systems industry. Products other than formed wire products are also marketed to other industries. For example, the Company’s urethane capabilities allow it to market products to the light rail industry. The Company continues to explore new and innovative uses of its manufacturing capabilities; however, these markets remain a small portion of overall consolidated sales.

International Operations

The international operations of the Company are essentially the same as its domestic (PLP-USA) business. The Company manufactures similar types of products in its international plants as are sold domestically, sells to similar types of customers and faces similar types of competition (and in some cases, the same competitors). Sources of supply of raw materials are not significantly different internationally. See Note K in the Notes To Consolidated Financial Statements for information and financial data relating to the Company’s international operations that represent reportable segments.

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

Early in its history, the Company recognized the need to understand the performance of its products and the needs of its customers. To that end, the Company developed a 29,000 square foot Research and Engineering Center located at its corporate headquarters in Mayfield Village, Ohio. Using the Research and Engineering Center, engineers and technicians simulate a wide range of external conditions encountered by the Company’s products to ensure quality, durability and performance. The work performed in the Research and Engineering Center includes advanced studies and experimentation with various forms of vibration. This work has contributed significantly to the collective knowledge base of the industries the Company serves and is the subject matter of many papers and seminars presented to these industries.

The Company believes that its Research and Engineering Center is one of the most sophisticated in the world in its specialized field. The Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling. Today, the Company’s reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a competitive advantage. In addition to testing, the work done at the Company’s Research and Development Center continues to fuel product development efforts. For example, the Company estimates that approximately 20% of 2011 revenues were attributed to products developed by the Company in the past five years. In addition, the Company’s position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations which are charged with the responsibility of establishing industry wide specifications and performance criteria, including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des

Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission). Research and development costs are expensed as incurred. Research and development costs for new products were $2.4 million in 2011, $1.7 million in 2010 and $2.3 million in 2009.

Patents and Trademarks

The Company applies for patents in the U.S. and other countries, as appropriate, to protect its significant patentable developments. As of December 31, 2011, the Company had in force 32 U.S. patents and 66 international patents in 12 countries and had pending nine U.S. patent applications and 27 international applications. While such domestic and international patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company’s business. The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company’s business as a whole or to any of its businesses. Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks. The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology. As of December 31, 2011, the Company had obtained U.S. registration on 30 trademarks and no trademark applications remained pending. International registrations amounted to 253 registrations in 39 countries, with five pending international registrations.

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

Due to capacity constraints and increased worldwide demand, raw material costs increased throughout 2011. The Company expects price levels to stabilize during 2012.

Backlog Orders

The Company’s backlog was approximately $74.6 million at the end of 2011 and $59.1 million at the end of 2010. The Company’s order backlog generally represents two to nine weeks of sales. All customer orders entered are firm at the time of entry. Substantially all orders are shipped within a two to four week period unless the customer requests an alternative date.

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

The Company believes it is in compliance in all material respects, with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability. The Company does not expect to make any material capital expenditure during 2012 for environmental control facilities. The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays. However, the Company does not believe that these expenditures should ultimately result in a material adverse effect on its financial position or results of operations. The Company cannot predict the precise effect such future requirements, if enacted, would have on the Company. The Company believes that such regulations would be enacted over time and would affect the industry as a whole.

Employees

At December 31, 2011, the Company had 2,854 employees. Approximately 29% of the Company’s employees are located in the U.S.

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

Competitors’ introduction of products embodying new technologies or the emergence of new industry standards can render existing products or products under development obsolete or unmarketable and result in lost sales.

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

International sales account for a substantial portion of the Company’s net sales (60%, 58% and 54% in 2011, 2010 and 2009, respectively) and the Company expects these sales will increase as a percentage of net sales in the future. Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the U.S. dollar which could materially adversely affect U.S. dollar revenues or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, reduced or limited protection of intellectual property rights, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. These risks of conducting business internationally may have a material adverse effect on the Company’s business, operating results and financial condition.

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

The Company may have interruptions in or lost business due to the uncertainty of the global economy, specifically the potential impact of bankruptcy among the Company’s suppliers and lack of available funding for the Company’s customers.

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

	September 30,	September 30,	September 30,	September 30,
Location	Use	Owned/Leased	Square Feet	Reportable Segment

1. Mayfield Village, Ohio	Corporate Headquarters R&E	Owned	62,000	PLP-USA

2. Rogers, Arkansas	Manufacturing Warehouse Office	Owned	310,000	PLP-USA

3. Albemarle, North Carolina	Manufacturing Warehouse Office	Owned	261,000	PLP-USA

4. Sydney, Australia	Manufacturing R&E Warehouse Office	Owned; Warehouse Leased	123,000	Asia-Pacific

5. São Paulo, Brazil	Manufacturing R&E Warehouse Office	Owned	148,500	The Americas

6. Cambridge, Ontario, Canada	Manufacturing Warehouse Office	Owned	73,300	The Americas

7. Andover, Hampshire, England	Manufacturing R&E Warehouse Office	Building Owned; Land Leased	89,400	EMEA

8. Queretaro, Mexico	Manufacturing Warehouse Office	Owned	82,900	The Americas

9. Beijing, China	Manufacturing Warehouse Office	Building Owned; Land Leased	132,100	Asia-Pacific

10. Pietermarizburg, South Africa	Manufacturing R&E Warehouse Office	Owned	73,100	EMEA

11. Sevilla, Spain	Manufacturing R&E Warehouse Office	Owned	63,300	EMEA

12. Bangkok, Thailand	Manufacturing Warehouse Office	Owned	60,000	Asia-Pacific

13. Albuquerque, New Mexico	Manufacturing Warehouse Office	Leased	27,200	The Americas

14. Bielsko-Biala, Poland	Manufacturing Warehouse Office	Buildings Owned; Land Leased	174,400	EMEA

15. Bekasi, Indonesia	Manufacturing Office	Owned	60,100	Asia-Pacific

16. Selangor, Malaysia	Manufacturing Warehouse Office	Leased	18,600	Asia-Pacific

17. Bangkok, Thailand	Manufacturing Warehouse Office	Leased	135,700	Asia-Pacific

18. Auckland, New Zealand	Manufacturing Warehouse Office	Leased	52,200	Asia-Pacific

Item 3. Legal Proceedings

From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable

Executive Officers of the Registrant

Each executive officer is elected by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal.

	September 30,	September 30,
Name	Age	Position
Robert G. Ruhlman	55	Chairman, President and Chief Executive Officer
Eric R. Graef	59	Chief Financial Officer and Vice President—Finance
William H. Haag	48	Vice President—International Operations
J. Cecil Curlee Jr.	55	Vice President—Human Resources
Dennis F. McKenna	45	Vice President—Marketing and Global Business Development
David C. Sunkle	53	Vice President—Research and Engineering and Manufacturing
Caroline S. Vaccariello	45	General Counsel and Corporate Secretary

The following sets forth the name and recent business experience for each person who is an executive officer of the Company at March 1, 2012.

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

Eric R. Graef was elected Vice President—Finance in December 1999 and Chief Financial Officer in December 2007.

William H. Haag was elected Vice President—International Operations in April 1999.

J. Cecil Curlee Jr. was elected Vice President—Human Resources in January 2003.

Dennis F. McKenna was elected Vice President—Marketing and Global Business Development in April 2004.

David C. Sunkle was elected Vice President-Research and Engineering in January 2007. In addition, Mr. Sunkle has taken on the role of the Vice President—Manufacturing since July 2008. Mr. Sunkle joined the Company in 1978. He has served a variety of positions in Research and Engineering until 2002 when he became Director of International Operations. In 2006, Mr. Sunkle rejoined Research and Engineering as the Director of Engineering.

Caroline S. Vaccariello was elected General Counsel and Corporate Secretary in January 2007. Ms. Vaccariello joined the Company in 2005 as General Counsel and has led the Company’s legal affairs since that time.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on NASDAQ under the trading symbol “PLPC”. As of March 7, 2012, the Company had approximately 2,000 shareholders of record. The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company’s common shares as reported by the NASDAQ and (ii) the amount per share of cash dividends paid by the Company.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year ended December 31
	2011			2010
Quarter	High	Low	Dividend	High	Low	Dividend
First	$72.26	$58.75	$0.20	$44.14	$34.60	$0.20
Second	77.15	64.48	0.20	39.06	27.95	0.20
Third	74.92	45.80	0.20	35.64	27.50	0.20
Fourth	65.82	41.99	0.20	62.14	33.60	0.20

While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company’s Board of Directors in light of than current needs of the Company. Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.

Equity Compensation Plan Information

	September 30,	September 30,	September 30,
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	169,645	$39.41	594,534

Equity compensation plans not approved by security holders	49,907	$34.39	—

Total	219,552		594,534

Performance Graph

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the Company’s common shares with the cumulative total return of hypothetical investments in the NASDAQ Market Index and the Hemscott Industry Group 627 (Industrial Electrical Equipment) Index based on the respective market price of each investment at December 31, 2006, December 31, 2007, December 31, 2008, December 31, 2009, December 31, 2010, and December 31, 2011, assuming in each case an initial investment of $100 on December 31, 2006, and reinvestment of dividends.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
COMPANY / INDEX / MARKET	2006	2007	2008	2009	2010	2011
PREFORMED LINE PRODUCTS CO	100.00	173.06	135.17	131.10	178.97	184.90
NASDAQ MARKET INDEX	100.00	110.26	65.65	95.19	112.10	110.81
HEMSCOTT GROUP INDEX	100.00	137.50	70.55	102.67	132.54	117.99

Purchases of Equity Securities

On August 4, 2010, the Company announced the Board of Directors authorized a plan to repurchase up to 250,000 of Preformed Line Products common shares. The repurchase plan does not have an expiration date. There were no repurchases for the three-month period ended December 31, 2011. As of December 31, 2011, there are 176,173 of Preformed Line Products common shares that may be purchased under the plan.

Item 6. Selected Financial Data

	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2009	2008	2007
	(Thousands of dollars, except per share data)
Net Sales and Income
Net sales	$424,404	$338,305	$257,206	$269,742	$233,289
Operating income	45,354	28,480	19,460	23,988	21,133
Income before income taxes and discontinued operations	45,994	30,183	29,593	24,760	21,321
Income from continuing operations, net of tax	30,984	23,008	22,833	17,042	13,820
Net income	30,984	23,008	22,833	17,911	14,213
Net income (loss) attributable to noncontrolling interest, net of tax	0	(105)	(524)	288	54
Net income attributable to PLPC	30,984	23,113	23,357	17,623	14,159
Per Share Amounts
Income from continuing operations attributable to PLP shareholders—basic	$5.89	$4.41	$4.46	$3.17	$2.57
Net income attributable to PLPC common shareholders—basic	5.89	4.41	4.46	3.34	2.64
Income from continuing operations attributable to PLPC shareholders—diluted	5.78	4.33	4.35	3.14	2.54
Net income attributable to PLPC common shareholders—diluted	5.78	4.33	4.35	3.30	2.61
Dividends declared	0.80	0.80	0.80	0.80	0.80
PLPC Shareholders’ equity	39.91	37.44	32.58	26.09	27.82
Other Financial Information
Current assets	$205,490	$167,342	$138,440	$112,670	$123,450
Total assets	327,348	280,979	235,372	190,875	203,866
Current liabilities	61,833	56,558	46,340	35,248	42,349
Long-term debt (including current portion)	28,592	10,650	4,429	3,147	4,959
Capital leases	484	590	239	112	373
PLPC Shareholders' equity	212,858	197,340	170,966	136,265	149,721

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help investors better understand our results of operations, financial condition and present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and related notes included elsewhere in this report. The MD&A is organized as follows:

•	Overview

•	Recent Developments

•	Market Overview

•	Preface

•	Results of Operations

•	Application of Critical Accounting Policies and Estimates

•	Working Capital, Liquidity and Capital Resources

•	Recently Adopted Accounting Pronouncements

•	Recently Issued Accounting Pronouncements

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

We report our segments in four geographic regions: PLP-USA, The Americas (includes operations in North and South America without PLP-USA), EMEA (Europe, Middle East & Africa) and Asia-Pacific in accordance with accounting standards codified in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, Segment Reporting. Each segment distributes a full range of our primary products. Our PLP-USA segment is comprised of our U.S. operations manufacturing our traditional products primarily supporting our domestic energy and telecommunications products. Our other three segments, The Americas, EMEA and Asia-Pacific, support our energy, telecommunications and data communication products in each respective geographical region.

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

We acquired Electropar Limited on July 31, 2010. Pursuant to the Purchase Agreement, we acquired all of the equity outstanding of Electropar for NZ$20.3 million or $14.8 million, net of a customary post-closing working capital adjustment of $.2 million. Electropar designs, manufactures and markets pole line and substation hardware for the global electrical utility industry. Electropar is based in New Zealand with a subsidiary operation in Australia. We believe that the acquisition of Electropar has and will continue to strengthen our position in the power distribution, transmission and substation hardware markets and expand our presence in the Asia-Pacific region.

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

MARKET OVERVIEW

Our business continues to be concentrated in the energy and communications markets. During the past several years, industry consolidation continued as distributors and service provider consolidations took place in our major markets. This trend is expected to continue in 2012. The sluggish global economy coupled with a depressed U.S. housing market has and could continue to affect construction projects and negatively impact growth opportunities in our core markets in the U.S. and countries such as Spain, Poland and Great Britain where the financial situation is expected to be similar going forward.

In 2011, we again experienced growth in our energy market. We continued to see the investment in renewable energy projects, new transmission grids, new technologies, and upgrading and maintenance of the existing energy infrastructure. We expect the distribution energy market to be relatively flat in 2011 but anticipate continued growth in demand for transmission and fiber optic products.

We believe that the acquisitions of Dulmison from Tyco Electronics in December 2009 and Electropar in July 2010 have further contributed to our leadership position and will enable us to enhance the scope of our product lines and the technology we provide to this important market. The spacer, spacer-damper and stockbridge damper product lines fit well and complement our product offerings and enable us to offer the most comprehensive line of products in the industry. We further strengthened our overall presence in the Asia-Pacific region with the acquisition of Electropar in Auckland, New Zealand. Electropar is a manufacturer of substation, distribution and transmission products supplying both the Australian and New Zealand electricity markets. With demand for electrical power continuing to increase, especially in many fast growing areas of the world, we believe that our leadership position in the market will enable us to take advantage of prospects for continued growth as the transmission grid is enhanced and extended.

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

Our communication business in 2011 continued to face challenges throughout the world. Many communications customers cut back on capital and operational spending as the global economic downturn negatively impacted consumer spending on communication services. The broadband stimulus program that was announced early in 2009 finally gained some traction and we were in a strong position to secure opportunities that this funding provided. We continue to intensely focus on the customer and put resources towards new product development efforts. These efforts were directed at customer premise and demarcation applications which are the final connections between the network and the end consumer.

As economic conditions improve and stimulus funds continue to flow into projects, we believe our efforts in these areas will lead to growth in our communications business. Opportunities for growth also look promising internationally where deployment of fixed line telecommunications services and broadband penetration rates remain low as a percentage of the total population.

PREFACE

Our consolidated financial results for the years ended December 31, 2011, 2010, and 2009 include the financial results of Dulmison, since the acquisition on December 18, 2009, and Electropar, since the acquisition on July 31, 2010.

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to our investors in the assessment of our performance and operating trends.

Highlights:

•	Net sales increased $86.1 million or 25% to $424.4 million, compared to $338.3 million in 2010.

•	Net income of $31 million increased $8 million or 35% compared to 2010.

•	Diluted earnings per share were $5.78 per share in 2011 compared to $4.33 per share in 2010.

•	2011 Net sales, Net income and Diluted earnings per share were all records for the Company.

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies strengthen against the U.S. dollar, our revenues and costs increase as the foreign currency-denominated financial statements translate into more dollars. The fluctuations of foreign currencies during the year ended December 31, 2011 had a positive impact on net sales of $10.7 million as compared to 2010. Excluding the effect of currency translation, for the year ended December 31, 2011 net sales increased $75.4 million or 22% and increased by double digits in all four of our reportable segments compared to 2010. The net sales increase for the year ended December 31, 2011 was primarily attributable to global business combinations, new business and higher demand levels.

As a percent of net sales, gross profit improved from 32% in 2010 to 33.2% of net sales for the year ended December 31, 2011. Excluding the effect of currency translation, gross profit increased $29.1 million, or 27%, compared to 2010. Costs and expenses of $95.5 million increased $15.8 million, or 20%, compared to 2010. Excluding the effect of currency translation, costs and expenses increased $13.4 million, or 17%, compared to 2010. The primary reasons costs and expenses increased compared to 2010 were due to continued investment in personnel, research and engineering costs, and higher commission expense on higher sales. Also, net foreign currency exchange gains in 2010 of $2.4 million compared to foreign currency exchange losses of $1.2 million in 2011 accounted for $3.6 million of the increase in costs and expenses. These foreign currency exchange gains and losses are primarily related to intercompany payables. Excluding the effect of currency translation and as a result of the preceding factors, operating income for the year ended December 31, 2011 of $45.4 million increased $16.1 million compared to 2010. Net income in 2011 of $31 million increased $8 million compared to 2010.

Despite the global economic conditions, we are seeing an improvement in our global marketplace and our financial condition continues to remain strong. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 14% and can borrow needed funds at an attractive interest rate under our credit facility.

The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the years ended December 31, 2011, 2010 and 2009. The Company’s past operating results are not necessarily indicative of future operating results.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year ended December 31
Thousands of dollars	2011		2010		2009

Net sales	$424,404	100%	$338,305	100%	$257,206	100%
Cost of products sold	283,555	67%	230,089	68%	172,438	67%

GROSS PROFIT	140,849	33%	108,216	32%	84,768	33%
Costs and expenses	95,495	23%	79,736	24%	65,308	25%

OPERATING INCOME	45,354	11%	28,480	8%	19,460	8%
Other income	640	0%	1,703	1%	10,133	4%

INCOME BEFORE INCOME TAXES	45,994	11%	30,183	9%	29,593	12%
Income taxes	15,010	4%	7,175	2%	6,760	3%

NET INCOME	$30,984	7%	$23,008	7%	$22,833	9%

2011 RESULTS OF OPERATIONS COMPARED TO 2010

Net Sales. In 2011, net sales were $424.4 million, an increase of $86 million, or 25%, compared to 2010. Excluding the effect of currency translation, net sales increased $75.4 million as summarized in the following table:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31
thousands of dollars	2011	2010	Change	Change due to currency translation	Change excluding currency tranlation	% change
Net sales
PLP-USA	$146,146	$118,325	$27,821	$—	$27,821	24%
The Americas	100,144	79,695	20,449	1,205	19,244	24
EMEA	61,430	50,073	11,357	1,238	10,119	20
Asia-Pacific	116,684	90,212	26,472	8,279	18,193	20

Consolidated	$424,404	$338,305	$86,099	$10,722	$75,377	22%

The increase in PLP-USA net sales of $27.8 million, or 24%, was due to a sales volume increase of $12.6 million, a sales mix increase of $11.3 million and higher average prices when compared to 2010. International net sales for the year ended December 31, 2011 were favorably affected by $10.7 million when local currencies were converted to U.S. dollars. The following discussions of international net sales exclude the effect of currency translation. The Americas net sales of $100.1 million increased $19.2 million, or 24%, primarily due to a stronger overall market demand in the region related to energy volume sales. In EMEA, net sales increased $10.1 million, or 20%, due to stronger market conditions in the region compared to 2010 leading to an increase in overall sales volume. In Asia-Pacific, net sales increased $18.2 million, or 20%, compared to 2010. Of the $18.2 million increase in net sales, $12.4 million related to the increase in net sales realized through the Electropar acquisition in July 2010. The remainder of the net sales increase was due primarily to a sales volume increase in the region.

Gross Profit. Gross profit of $140.8 million for 2011 increased $32.6 million, or 30%, compared to 2010. Gross profit as a percentage of sales improved from 32% in 2010 to 33.2% in 2011. Although we experienced increases in our material costs, we were able to more than offset this negative impact through improvements in our manufacturing efficiency. Excluding the effect of currency translation, gross profit increased 27% as summarized in the following table:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31
thousands of dollars	2011	2010	Change	Change due to currency translation	Change excluding currency translation	% change
Gross profit
PLP-USA	$52,826	$37,946	$14,880	$—	$14,880	39%
The Americas	30,495	23,105	7,390	585	6,805	29
EMEA	18,984	17,070	1,914	225	1,689	10
Asia-Pacific	38,544	30,095	8,449	2,690	5,759	19

Consolidated	$140,849	$108,216	$32,633	$3,500	$29,133	27%

PLP-USA gross profit of $52.8 million increased $14.9 million compared to 2010. PLP-USA gross profit increased $14.9 million due to higher sales partially offset by an increase in personnel related costs of $1.1 million and increased freight of $.6 million. International gross profit for the year ended December 31, 2011 was favorably impacted by $3.5 million when local currencies were translated to U.S. dollars. The following discussion of international gross profit excludes the effect of currency translation. The Americas gross profit increase of $6.8 million was primarily the result of $5.7 million from higher net sales coupled with better product margins in the region. The EMEA gross profit increase of $1.7 million was the result of $3.8 million from higher net sales partially offset by $1.8 million of product warranty expenses coupled with lower production margins. During the second quarter of 2011, we accepted certified product from a supplier which later failed in the field. We have taken responsibility to expedite correcting the situation. Asia-Pacific gross profit of $38.6 million increased $5.8 million compared to 2010. Of the $5.8 million increase in gross profit, $5 million was related to the increase in sales realized through the acquisition of Electropar in July 2010. The remainder of the increase in gross profit was the result of $1.2 million from higher net sales partially offset by lower production margins in the region.

Our 2010 gross profit was impacted by the sale of inventories which were adjusted to fair value on their respective acquisition dates. The Dulmison and Electropar acquisitions were accounted for pursuant to the current business combination standards. In accordance with the standards, we recorded, as of their respective acquisition dates, the acquired inventories at their respective fair values. We sold and therefore recognized $1.7 million of the acquired finished goods inventories fair value adjustment in Cost of products sold in 2010. Due to the business combination standards, gross profit was .5 percentage points lower in 2010.

Costs and expenses. Cost and expenses of $95.5 million for the year ended December 31, 2011 increased $15.8 million, or 20%, compared to 2010. Excluding the effect of currency translation, costs and expenses increased 17% as summarized in the following table:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31
thousands of dollars	2011	2010	Change	Change due to currency translation	Change excluding currency translation	% change
Costs and expenses
PLP-USA	$43,108	$39,110	$3,998	$—	$3,998	10%
The Americas	16,917	13,198	3,719	415	3,304	25
EMEA	10,567	8,415	2,152	310	1,842	22
Asia-Pacific	24,903	19,013	5,890	1,644	4,246	22

Consolidated	$95,495	$79,736	$15,759	$2,369	$13,390	17%

PLP-USA costs and expenses increased $4 million primarily due to an increase in commissions of $1.6 million due to the increase and mix of commissionable sales, an increase in personnel related costs of $1 million, net foreign currency exchange losses of $1.1 million, a $.6 million increase in consulting expenses, $.6 million due to additional earn-out consideration payment related to the acquisition of Electropar and a $.1 million increase in travel related expenses, partially offset by lower repairs and maintenance of $.3 million, lower acquisition-related costs of $1 million due to our 2010 business combination. As of the Electropar acquisition date, we accrued $.4 million for the fair value of the contingent consideration arrangement. Due to Electropar achieving an EBITDA performance target (Earnings Before Interest, Taxes, Depreciation and Amortization), we recognized an additional earn-out consideration payment. Per the business combination standard, subsequent changes to the initial contingent consideration amount are recognized through the statement of consolidated operations. Consequently, we recorded an additional $.6 million expense as a result of this higher earn out. International costs and expenses for the year ended December 31, 2011 were unfavorably impacted by $2.4 million when local currencies were translated to U.S. dollars compared to 2010. The following discussions of international costs and expenses exclude the effect of currency translation. The Americas costs and expenses increased $3.3 million primarily due to an increase in employee headcount in the region, mainly attributable to our investment in research and engineering to support our future growth, coupled with higher personnel related costs, $.5 million related to higher sales commissions, $.2 million due to net foreign currency exchange losses, $.2 million due to an increase in travel expenses, and $.1 million each for an increase in professional fees and research and engineering. EMEA costs and expenses increased $1.8 million. EMEA’s costs and expenses increase was primarily due to net foreign currency translation gain in 2010 of $1.5 million compared to net foreign currency losses of $.1 million in 2011 coupled with an increase in employee related costs in the region and $.1 million related to higher sales commissions. Asia-Pacific costs and expenses increased $4.2 million compared to 2010. The Electropar acquisition in July 2010 added $2.9 million to costs and expenses compared to 2010. The remaining $1.3 million increase in costs and expenses was primarily due to an increase in personnel related costs from other subsidiaries located in the Asia-Pacific reportable segment coupled with $.5 million related to net foreign currency exchange loss in 2011. The overall increase in costs and expenses was partially offset by a $.2 million decrease in commissions compared to 2010. Overall, costs and expenses for the year ended December 31, 2011 and 2010 included $.8 million and $.9 million, respectively, related to aggregate amortization expense of intangible assets acquired in our Dulmison and Electropar business combinations.

Other income (expense). Other income (expense) for the year ended December 31, 2011 of $.6 million decreased $1.1 million compared to 2010. Other income (expense) decreased primarily due to a $.7 million decrease in income related to our natural gas well located at PLP’s corporate headquarters coupled with a $1.2 million decrease due to a realized gain recognized as a result of revaluing our forward foreign exchange contract to fair value at July 28, 2010. This forward exchange contract was entered into on June 7, 2010 to reduce our exposure to foreign currency rate changes related to the purchase price of Electropar, which closed on July 30, 2010. Also, interest expense increased $.2 million compared to 2010. The decrease in other income (expense) was partially offset by $.3 million higher non-operating expenses related to our foreign jurisdictions in 2010 coupled with an increase in interest income of $.2 million compared to 2010.

Income taxes. Income taxes for the year ended December 31, 2011 of $15 million were $7.8 million higher than 2010. The effective tax rate on net income was 32.6% and 23.8% in 2011 and 2010, respectively. The 2011 effective tax rate is higher than the 2010 effective tax rate primarily due to the recognition of previously unrecognized tax benefits resulting from expiration of statutes and a favorable foreign tax incentive for technological innovation in 2010. The 2011 effective tax rate is lower than the 35% U.S. federal statutory tax rate primarily due to increased earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate in jurisdictions where such earnings are permanently reinvested. The 2010 effective tax rate is lower than the U.S. federal 35% statutory tax rate primarily due to earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate in jurisdictions where such earnings are permanently reinvested, and the recognition of previously unrecognized tax benefits resulting from expiration of statutes of limitation and a foreign tax incentive for technological innovation.

Net income. As a result of the preceding items, net income for the year ended December 31, 2011 was $31 million, compared to $23 million for the year ended December 31, 2010. Excluding the effect of currency translation, net income increased $7.4 million as summarized in the following table:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31
thousands of dollars	2011	2010	Change	Change due to currency translation	Change excluding currency translation	% change
Net income
PLP-USA	$10,413	$4,687	$5,726	$—	$5,726	122%
The Americas	8,159	6,356	1,803	194	1,609	25
EMEA	5,519	6,031	(512)	(82)	(430)	(7)
Asia-Pacific	6,893	5,934	959	474	485	8

Consolidated	$30,984	$23,008	$7,976	$586	$7,390	32%

PLP-USA net income increased $5.7 million as a result of an increase in operating income of $12.3 million partially offset by a decrease in other income of $1.9 million and an increase in income taxes of $4.6 million. International net income for the year ended December 31, 2011 was favorably affected by $.6 million when local currencies were converted to U.S. dollars. The following discussion of international net income excludes the effect of currency translation. The Americas net income increased $1.6 million due to the $3.1 million increase in operating income partially offset by an increase in income taxes of $1.5 million. EMEA net income decreased $.4 million primarily as a result of the decrease in operating income of $.5 million partially offset by an increase in other income. Asia-Pacific net income increased $.5 million as the result of the $1.3 million increase in operating income and an increase in other income of $.6 million partially offset by an increase in income taxes of $1.4 million.

2010 RESULTS OF OPERATIONS COMPARED TO 2009

Net Sales. In 2010, net sales were $338.3 million, an increase of $81.1 million, or 32%, compared to 2009. Excluding the effect of currency translation, net sales increased $67 million as summarized in the following table:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year ended December 31
thousands of dollars	2010	2009	Change	Change due to currency translation	Change excluding currency tranlation	% change
Net sales
PLP-USA	$118,325	$103,910	$14,415	$—	$14,415	14%
The Americas	79,695	62,161	17,534	5,567	11,967	19
EMEA	50,073	46,863	3,210	1,007	2,203	5
Asia-Pacific	90,212	44,272	45,940	7,502	38,438	87

Consolidated	$338,305	$257,206	$81,099	$14,076	$67,023	26%

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

Gross Profit. Gross profit of $108.2 million for 2010 increased $23.4 million, or 28%, compared to 2009. Excluding the effect of currency translation, gross profit increased 22% as summarized in the following table:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31
thousands of dollars	2010	2009	Change	Change due to currency translation	Change excluding currency translation	% change
Gross profit
PLP-USA	$37,946	$33,727	$4,219	$—	$4,219	13%
The Americas	23,105	20,535	2,570	1,742	828	4
EMEA	17,070	15,354	1,716	482	1,234	8
Asia-Pacific	30,095	15,152	14,943	2,585	12,358	82

Consolidated	$108,216	$84,768	$23,448	$4,809	$18,639	22%

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

Costs and expenses. Cost and expenses of $79.7 million for the year ended December 31, 2010 increased $14.4 million, or 22%, compared to 2009. Excluding the effect of currency translation, costs and expenses increased 18% as summarized in the following table:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year ended December 31
thousands of dollars	2010	2009	Change	Change due to currency translation	Change excluding currency translation	% change
Costs and expenses
PLP-USA	$39,110	$33,872	$5,238	$—	$5,238	15%
The Americas	13,198	9,982	3,216	1,010	2,206	22
EMEA	8,415	8,940	(525)	145	(670)	(7)
Asia-Pacific	19,013	12,514	6,499	1,571	4,928	39

Consolidated	$79,736	$65,308	$14,428	$2,726	$11,702	18%

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

Income taxes. Income taxes for the year ended December 31, 2010 of $7.2 million were $.4 million higher than 2009. The effective tax rate on net income was 23.8% and 22.8% in 2010 and 2009, respectively. The 2010 effective tax rate is lower than the 35% U.S. federal statutory tax rate primarily due to earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate, the recognition of unrecognized tax benefits resulting from expiration of statutes of limitation and a foreign tax incentive for technological innovation. The 2009 effective tax rate is lower than the 34% U.S. federal statutory rate primarily due to the gain on acquisition of business not recognized for tax purposes, earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate, and the recognition of unrecognized tax benefits resulting from expiration of statutes of limitation.

Net income. As a result of the preceding items, net income for the year ended December 31, 2010 was $23 million, compared to $22.8 million for the year ended December 31, 2009. Excluding the effect of currency translation, net income decreased $.9 million as summarized in the following table:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year ended December 31
thousands of dollars	2010	2009	Change	Change due to currency translation	Change excluding currency translation	% change
Net income
PLP-USA	$4,687	$4,352	$335	$—	$335	8%
The Americas	6,356	6,763	(407)	471	(878)	(13)
EMEA	6,031	3,528	2,503	176	2,327	66
Asia-Pacific	5,934	8,190	(2,256)	467	(2,723)	(33)

Consolidated	$23,008	$22,833	$175	$1,114	$(939)	(4)%

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

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Management Assessment of Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operating funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividends, business acquisitions and access to bank lines of credit.

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In 2011, we used cash of $18.9 million for capital expenditures. We ended the fourth quarter of 2011 with $32.1 million of cash and cash equivalents. The Company has adequate sources of liquidity and we believe we have the ability to generate cash to meet existing or reasonably likely future cash requirements. Our cash and cash equivalents are held in various locations throughout the world. At December 31, 2011, the majority of our cash and cash equivalents are held outside the U.S. We expect accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Our financial position remains strong and our current ratio at December 31, 2011 was 3.3 to 1 compared to 3.0 to 1 at December 31, 2010. At December 31, 2011, our unused availability under our line of credit was $42.4 million and our bank debt to equity percentage was 14%. The line of credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At December 31, 2011, we were in compliance with these covenants.

We expect that our major source of funding for 2011 and beyond will be our operating cash flows, our existing cash and cash equivalents as well as our revolving credit agreement. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our borrowing capacity provides substantial financial resources if needed to supplement funding of capital expenditures and/or acquisitions. We do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

Sources and Uses of Cash

Cash increased $9.5 million for the year ended December 31, 2011. Net cash provided by operating activities was $17 million. The major investing and financing uses of cash were capital expenditures of $18.9 million, dividends of $4.4 million, and common share repurchases of $3.5 million partially offset by net debt borrowings of $19.1 million.

Net cash provided by operating activities decreased $11.6 million compared to 2010 primarily as a result of an increase in operating assets (net of operating liabilities) of $22.6 million to support the growth in sales partially offset by an increase in net income of $8 million and an increase in non-cash items of $2.9 million.

Net cash used in investing activities of $18.8 million represents a decrease of $7.1 million when compared to cash used in investing activities in 2010. Capital expenditures increased $6.6 million in the year ended December 31, 2011 when compared to the same period in 2010 primarily related to machinery and equipment investments at the majority of our locations, purchase of land and building and information technology system implementation at our Asia-Pacific segment and land purchased at our America’s segment. In July 2010, we purchased Electropar for NZ$20.3 million or $14.8 million, including cash acquired of $.4 million.

Cash provided by financing activities was $12.4 million compared to $2.9 million used in financing in 2010. This increase was primarily a result of higher debt borrowings in 2011 compared to 2010 partially offset by $2.4 million more of common shares repurchased during 2011.

We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and capital leases primarily for equipment. One such lease is for our aircraft with a lease commitment through December 2014. Under the terms of the lease, we maintain the risk to make up a deficiency from market value attributable to damage, extraordinary wear and tear, excess air hours or exceeding maintenance overhaul schedules required by the Federal Aviation Administration. At the present time, we believe our risks, if any, to be small because the estimated market value of the aircraft approximates its residual value.

Contractual obligations and other commercial commitments are summarized in the following tables:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Thousands of dollars
Notes payable to bank (A)	$2,030	$2,030	$—	$—	$—
Long-term debt (B)	28,715	647	435	27,633	—
Capital leases	484	164	256	64	—
Operating leases	16,018	2,784	4,156	552	8,526
Purchase commitments	6,454	6,454	—	—	—
Acquisition related obligations (C)	1,111	1,111	—	—	—
Pension contribution and other retirement plans (D)	2,150	2,150	—	—	—
Income taxes payable, non-current (E)	—	—	—	—	—

	September 30,	September 30,	September 30,	September 30,	September 30,
	Amount of Commitment Expiration by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Thousands of dollars
Letters of credit	$5,984	$1,083	$4,843	$58	$—
Guarantees	2,387	602	1,785	—	—

(A)	Interest on short-term debt is included in the table at interest rates of 2.95% to 6.00% in effect at December 31, 2011.
(B)	Interest on long-term debt is included in the table at interest rates from .4% to 5.83% based on the variable interest rates in effect at December 31, 2011.
(C)	As part of the Purchase Agreement to acquire Electropar, the Company has finalized the additional earn-out consideration payment based on Electropar achieving a financial performance target (Earnings Before Interest, Taxes, Depreciation and Amortization) over the 12 months ending July 31, 2011. The fair value of the contingent consideration arrangement was determined by estimating the expected (probability-weighted) earn-out payment discounted to present value, which included increases in net present value due to the passage of time.
(D)	Amount represents the expected contribution to the Company’s defined benefit pension plan in 2012. Future expected amounts beyond one year have not been disclosed as such amounts are subject to change based on performance of the assets in the plan as well as the discount rate used to determine the obligation. At December 31, 2011, the Company’s unfunded contractual obligation was $15.8 million. The Company’s Supplemental Profit Sharing Plan accrued liability at December 31, 2011 was $2.2 million.
(E)	As of December 31, 2011, there were $1.8 million of tax liabilities, including interest and penalties, related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, the Company is unable to estimate the years in which cash settlement may occur with the respective tax authorities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgment and uncertainties, and potentially may result in materially different outcomes under different assumptions and conditions.

Sales Recognition

Our revenue recognition policies are in accordance with FASB ASC 605, Revenue Recognition. We recognize sales when title passes to the customer either when goods are shipped, with no right of return, or when they are delivered based on the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectability is reasonably assured. Revenue related to shipping and handling costs billed-to customers are included in net sales and the related shipping and handling costs are included in cost of products sold.

Receivable Allowances

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2011, we recorded a provision for doubtful accounts of $.9 million. The allowance for doubtful accounts represents approximately 2% of our trade receivables at December 31, 2011 and 2010.

Reserve for credit memos

We maintain an allowance for future sales credits related to sales recorded during the year. Our estimated allowance is based on historical sales credits issued in the subsequent year related to the prior year and any significant preapproved open return good authorizations as of the balance sheet date. Our allowance is updated on a quarterly basis. The reserve for credit memos represents less than 1% of our trade receivables at December 31, 2011 and 1% of our trade receivables at December 31, 2010.

Excess and Obsolescence Reserves

We provide excess and obsolescence reserves to state inventories at the lower of cost or estimated market value. We identify inventory items which have had no usage or are in excess of the usages over the historical 12 to 24 months. A management team with representatives from marketing, manufacturing, engineering and finance reviews these inventory items, determines the disposition of the inventory and assesses the estimated market value based on their knowledge of the product and market conditions. These conditions include, among other things, future demand for product, product utility, unique customer order patterns or unique raw material purchase patterns, changes in customer and quality issues. At December 31, 2011 and 2010, the allowance for excess and obsolete inventory was 6% of gross inventory. If the impact of market conditions deteriorates from those projected by management, additional inventory reserves may be necessary.

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

Our measurement date for our annual impairment test is October 1 of each year. Previously we performed our annual impairment testing of goodwill as of January 1 since the adoption of the applicable guidance, now codified in ASC 350, “Intangibles—Goodwill and other.” During the quarter ended December 31, 2011, we voluntarily changed the date of our annual goodwill and other indefinite-lived intangible asset impairment test from the first day of the first quarter (January 1) to the first day of the fourth quarter (October 1). We determined that this change is preferable under the circumstances as it (1) better aligns with our annual business planning and budgeting process and (2) provides us with additional time to prepare and complete the impairment test, including measurement of any indicated impairment, as necessary, prior to issuance of the year-end financial statements. This voluntary change in accounting principle was not made to delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively. We performed our annual impairment tests for goodwill as of January 1, 2011 and October 1, 2011, and determined that no adjustment to the carrying value was required. There were no trigger events during 2011 and as such, only the annual impairment tests were performed.

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

FASB ASC 740 requires subjectivity of judgments to identify outcomes and to assign probability in order to estimate the settlement amount. We provide estimates in order to determine settlement amounts. During the year ended December 31, 2011, we did not recognize a benefit for uncertain tax positions. At December 31, 2011, the total reserve for uncertain tax positions is $1 million.

Pensions

We record obligations and expenses related to pension benefit plans based on actuarial valuations, which include key assumptions on discount rates, expected returns on plan assets and compensation increases. These actuarial assumptions are reviewed annually and modified as appropriate. The effect of modifications is generally recorded or amortized over future periods. The discount rate of 4.5% at December 31, 2011 reflects an analysis of yield curves as of the end of the year and the schedule of expected cash needs of the plan. The expected long-term return on plan assets of 8.0% reflects the plan’s historical returns and represents our best estimate of the likely future returns on the plan’s asset mix. We believe the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries. However, an increase in the discount rate would decrease the plan obligations and the net periodic benefit cost, while a decrease in the discount rate would increase the plan obligations and the net periodic benefit cost. In addition, an increase in the expected long-term return on plan assets would decrease the net periodic pension cost, while a decrease in expected long-term return on plan assets would increase the net periodic pension cost.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (FASB) issued accounting standards updates (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements beginning on or after January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on our consolidated financial position or results of operations.

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

Changes to GAAP are established by the FASB in the form of ASU’s to the FASB’s ASC.

We consider the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or have minimal impact on our consolidated financial position and results of operations.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The adoption of this ASU is not expected to impact our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (IFRSs) to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and IFRS. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and are applied prospectively. Early application by public entities is not permitted. We do not expect adoption of ASU 2011-04 will have a material impact on our financial position, results of operations, cash flows or disclosures.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). The amendments in ASU 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both instances, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

However, in December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12), which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this guidance concerns disclosure only and will not have an impact on our consolidated financial position or results of operations.

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

As of December 31, 2011, the Company had one immaterial foreign currency forward exchange contract outstanding. The Company does not hold derivatives for trading purposes.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $30.6 million at December 31, 2011. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.2 million for the year ended December 31, 2011.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $6 million and on income before tax of less than $.1 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Preformed Line Products Company

We have audited the accompanying consolidated balance sheets of Preformed Line Products Company as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Preformed Line Products Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes A and I to the consolidated financial statements, in 2011 the Company has elected to change the date for its annual goodwill and other indefinite-lived intangibles assets assessment date to the first day of the fourth quarter (October 1) of each year.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Preformed Line Products Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 14, 2012

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31
	2011	2010
	(Thousands of dollars, except share and per share data)
ASSETS
Cash and cash equivalents	$32,126	$22,655
Accounts receivable, less allowances of $ 1,627 ($1,213 in 2010)	68,949	56,102
Inventories—net	88,613	73,121
Deferred income taxes	5,263	4,784
Prepaids	6,321	6,923
Prepaid taxes	1,933	2,146
Other current assets	2,285	1,611

TOTAL CURRENT ASSETS	205,490	167,342

Property,plant and equipment—net	82,860	76,266
Patents and other intangibles—net	11,352	12,735
Goodwill	12,199	12,346
Deferred income taxes	5,585	3,615
Other assets	9,862	8,675

TOTAL ASSETS	$327,348	$280,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$2,030	$1,246
Current portion of long-term debt	601	1,276
Trade accounts payable	25,630	27,001
Accrued compensation and amounts withheld from employees	11,472	9,848
Accrued expenses and other liabilities	12,510	9,088
Accrued profit-sharing and other benefits	4,686	4,464
Dividends payable	1,095	1,087
Income taxes payable and deferred income taxes	3,809	2,548

TOTAL CURRENT LIABILITIES	61,833	56,558

Long-term debt, less current portion	27,991	9,374
Unfunded pension obligation	15,786	9,473
Income taxes payable, noncurrent	1,835	1,768
Deferred income taxes	3,255	3,606
Other noncurrent liabilities	3,790	3,535

SHAREHOLDERS’ EQUITY
PLPC Shareholders’ equity:
Common shares—$2 par value per share, 15,000,000 shares authorized, 5,333,630 and 5,270,977 issued and outstanding, net of 639,138 and 586,746 treasury shares at par, respectively, at December 31, 2011 and December 31, 2010	10,667	10,542
Common shares issued to rabbi trust	(3,812)	(1,200)
Deferred compensation liability	3,812	1,200
Paid in capital	12,718	8,748
Retained earnings	206,512	184,060
Accumulated other comprehensive loss	(17,039)	(6,010)

TOTAL PLPC SHAREHOLDERS’ EQUITY	212,858	197,340

Noncontrolling interest	—	(675)

TOTAL SHAREHOLDERS’ EQUITY	212,858	196,665

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$327,348	$280,979

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

	September 30,	September 30,	September 30,
	Year ended December 31
	2011	2010	2009
	(In thousands, except per share data)
Net sales	$424,404	$338,305	$257,206
Cost of products sold	283,555	230,089	172,438

GROSS PROFIT	140,849	108,216	84,768

Costs and expenses
Selling	35,825	29,520	22,702
General and administrative	44,396	39,865	33,993
Research and engineering	13,360	12,040	9,216
Other operating (income) expenses—net	1,914	(1,689)	(603)

	95,495	79,736	65,308

OPERATING INCOME	45,354	28,480	19,460

Other income (expense)
Gain on acquisition of business	—	—	9,087
Interest income	575	374	380
Interest expense	(827)	(649)	(523)
Other income	892	1,978	1,189

	640	1,703	10,133

INCOME BEFORE INCOME TAXES	45,994	30,183	29,593

Income taxes	15,010	7,175	6,760

NET INCOME	30,984	23,008	22,833

Net loss attributable to noncontrolling interest, net of tax	—	(105)	(524)

NET INCOME ATTRIBUTABLE TO PLPC	$30,984	$23,113	$23,357

BASIC EARNINGS PER SHARE
Net income attributable to PLPC common shareholders	$5.89	$4.41	$4.46

DILUTED EARNINGS PER SHARE
Net income attributable to PLPC common shareholders	$5.78	$4.33	$4.35

Cash dividends declared per share	$0.80	$0.80	$0.80

Weighted-average number of shares outstanding—basic	5,259	5,242	5,232

Weighted-average number of shares outstanding—diluted	5,358	5,335	5,366

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

	September 30,	September 30,	September 30,
	Year ended December 31
	2011	2010	2009
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$30,984	$23,008	$22,833

Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	10,525	9,394	7,249
Provision for accounts receivable allowances	1,292	661	546
Provision for inventory reserves	1,480	767	2,395
Deferred income taxes	(688)	(900)	682
Share-based compensation expense	2,933	2,966	1,962
Excess tax benefits from share-based awards	(203)	(73)	(122)
Net investment in life insurance	(28)	(74)	(489)
Gain on acquisition of business	—	—	(9,087)
Other—net	73	(301)	(232)
Changes in operating assets and liabilities:
Accounts receivable	(16,061)	(4,977)	(594)
Inventories	(21,197)	(8,268)	922
Trade accounts payables and accrued liabilities	8,574	8,429	3,750
Income taxes payable	(815)	383	781
Other—net	180	(2,327)	(1,581)

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,049	28,688	29,015

INVESTING ACTIVITIES
Capital expenditures	(18,912)	(12,274)	(10,667)
Business acquisitions, net of cash acquired	—	(14,324)	(13,199)
Proceeds from the sale of discontinued operations	—	—	750
Proceeds from the sale of property and equipment	464	757	422
Restricted cash	(328)	—	—
Proceeds on life insurance	—	—	3,082
Payments on life insurance	—	—	(3,082)

NET CASH USED IN INVESTING ACTIVITIES	(18,776)	(25,841)	(22,694)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	20,299	4,470	—
Proceeds from the issuance of long-term debt	—	130	1,330
Payments of long-term debt	(1,239)	(2,465)	(529)
Dividends paid	(4,381)	(4,344)	(4,271)
Excess tax benefits from share-based awards	203	73	122
Proceeds from issuance of common shares	1,064	285	352
Purchase of common shares for treasury	(3,522)	(1,081)	(168)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,424	(2,932)	(3,164)

Effects of exchange rate changes on cash and cash equivalents	(1,226)	(1,357)	1,071

Net increase (decrease) in cash and cash equivalents	9,471	(1,442)	4,228

Cash and cash equivalents at beginning of year	22,655	24,097	19,869

CASH AND CASH EQUIVALENTS AT END OF YEAR	$32,126	$22,655	$24,097

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
						Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Non-controlling interests	Total
	(In thousands, except share and per share data)
Balance at January 1, 2009	$10,448	$—	$—	$3,704	$146,624	$(18,267)	$(6,244)	$736	$137,001

Net income					23,357			(524)	22,833
Acquisition of noncontrolling interest				$(200)	364			(364)	(200)
Foreign currency translation adjustment						11,679		7	11,686
Recognized net acturial loss net of tax provision of $207							355		355
Gain on unfunded pension obligations net of tax provision of $646							1,108		1,108

Total comprehensive income									35,782
Share-based compensation				1,962	(103)				1,859
Excess tax benefits from share based awards				122					122
Purchase of 3,000 common shares	(6)				(99)				(105)
Issuance of 27,468 common shares	55			297					352
Cash dividends declared—$.80 per share					(4,190)				(4,190)

Balance at December 31, 2009	10,497	—	—	5,885	165,953	(6,588)	(4,781)	(145)	170,821

Net income					23,113			(105)	23,008
Acquisition of noncontrolling interest				(351)	343			(343)	(351)
Foreign currency translation adjustment						5,028		(82)	4,946
Recognized net actuarial loss net of tax provision of $106							174		174
Gain on unfunded pension obligations net of tax provision of $96							157		157

Total comprehensive income									27,934
Share-based compensation				2,966	(163)				2,803
Excess tax benefits from share based awards				73					73
Purchase of 32,687 common shares	(65)				(995)				(1,060)
Issuance of 14,168 common shares	28			257					285
Restricted shares awards of 41,198	82			(82)					—
Common shares issued to rabbi trust		(1,200)	1,200						—
Cash dividends declared—$.80 per share					(4,191)				(4,191)

Balance at December 31, 2010	10,542	(1,200)	1,200	8,748	184,060	(1,560)	(4,450)	(675)	196,665

Net income					30,984			—	30,984
Acquisition of noncontrolling interest					(725)			725	—
Foreign currency translation adjustment						(7,460)		(50)	(7,510)
Recognized net actuarial loss net of tax provision of $156							256		256
Loss on unfunded pension obligations net of tax benefit of $2,331							(3,825)		(3,825)

Total comprehensive income									19,905
Share-based compensation				2,933	(182)				2,751
Excess tax benefits from share based awards				203					203
Purchase of 52,392 common shares	(105)				(3,417)				(3,522)
Issuance of 26,353 common shares	53			1,011					1,064
Restricted shares awards of 88,692	177			(177)					—
Common shares issued to rabbi trust		(2,612)	2,612						—
Cash dividends declared—$.80 per share					(4,208)				(4,208)

Balance at December 31, 2011	$10,667	$(3,812)	$3,812	$12,718	$206,512	$(9,020)	$(8,019)	$—	$212,858

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands of dollars, except share and per share data, unless specifically noted)

Note A—Significant Accounting Policies

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

Noncontrolling Interests

During 2011, the Company acquired the remaining 50% of BlueSky joint venture from BlueSky Energy Pty Ltd. During 2010, the Company acquired the remaining 3.86% of Belos SA (Belos) shares, a Polish company, for a total ownership interest of 100% of the issued and outstanding shares of Belos. The Company includes Belos and the BlueSky joint venture accounts in its consolidated financial statements, and the noncontrolling interests in Belos and BlueSky, previously, are reported in the Noncontrolling interests lines of the Statements of Consolidated Income and the Consolidated Balance Sheets, respectively.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 825, Disclosures about Fair Value of Financial Instruments, requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At December 31, 2011, the fair value of the Company’s long-term debt was estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the analysis performed, the carrying value of the Company’s long-term debt approximates fair value at December 31, 2011.

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

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying value of the assets might be impaired and the discounted future cash flows estimated to be generated by such assets are less than the carrying value. The Company’s cash flows are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is then reduced to fair value. The estimates of fair value represent the Company’s best estimate based on industry trends and reference to market rates and transactions. The Company did not record any impairments to long-lived assets during the years ended December 31, 2011 and 2010.

Goodwill and Other Intangibles

Goodwill and other intangible assets generally result from business acquisitions. Goodwill and intangible assets with indefinite lives are not subject to amortization, but are subject to annual impairment testing. Intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, technology, customer backlogs, trademarks and land use rights, are generally amortized over periods from less than one year to twenty years. The Company’s intangible assets with finite lives are generally amortized using a projected cash flow basis method over their useful lives unless another method was demonstrated to be more appropriate. Customer relationships and trademark intangibles acquired in 2009 are amortized using a projected cash flow basis method over the period in which the economic benefits of the intangibles are consumed. Customer relationships, technology and trademarks acquired in July 2010 are being amortized using the straight-line method over their useful lives. This method was more appropriate because it better reflected the pattern in which the economic benefits of the intangible asset are consumed or otherwise expire compared to using a projected cash flow basis method. An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis and when events and circumstances warrant an evaluation. The Company assesses intangible assets with a determinable life for impairment consistent with its policy for assessing other long-lived assets. Goodwill and other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may be impaired, or in the case of finite lived intangible assets, when the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses or a significant change in the use of an asset. Impairment charges are recognized pursuant to FASB ASC 350-20, Goodwill. The Company did not record any impairments for goodwill or other intangibles during the years ended December 31, 2011 and 2010.

The Company performs the annual impairment test for goodwill utilizing a discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. We then compare the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly changed. However, we believe that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.

The Company has performed its annual impairment testing of goodwill as of January 1 since the adoption of the applicable guidance, now codified in ASC 350, “Intangibles — Goodwill and other.” During the quarter ended December 31, 2011, the Company voluntarily changed the date of its annual goodwill and other indefinite-lived intangible asset impairment test from the first day of the first quarter (January 1) to the first day of the fourth quarter (October 1). The Company determined that this change is preferable under the circumstances as it (1) better aligns with the Company’s annual business planning and budgeting process and (2) provides the Company with additional time to prepare and complete the impairment test, including measurement of any indicated impairment, as necessary, prior to issuance of the year-end financial statements. This voluntary change in accounting principle was not made to delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively. The Company performed its annual impairment tests for goodwill as of January 1, 2011 and October 1, 2011, and determined that no adjustment to the carrying value was required. There were no trigger events during 2011 and as such, only the annual impairment tests were performed.

Sales Recognition

Sales are recognized when products are shipped, with no right of return, and the title and risk of loss has passed to unaffiliated customers or when they are delivered based on the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectibility is reasonably assured. Revenue related to shipping and handling costs billed to customers are included in net sales and the related shipping and handling costs are included in cost of products sold.

Research and Development

Research and development costs for new products are expensed as incurred and totaled $2.4 million in 2011, $1.7 million in 2010 and $2.3 million in 2009.

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

Advertising

Advertising costs are expensed as incurred and totaled $1.8 million in 2011, $1.6 million in 2010 and $1.4 million in 2009.

Foreign Currency Translation

Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the Consolidated Balance Sheet. The translation adjustments are recorded in accumulated other comprehensive income (loss). Revenues and expenses are translated at weighted average exchange rates in effect during the period. Transaction gains and losses arising from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income and expense as incurred. Aggregate transaction gains and losses for the periods ended December 31, 2011, 2010, and 2009 were a $1.2 million loss, $2.4 million gain and a $.6 milllion gain, respectively. Upon sale or substantially complete liquidation of an investment in a foreign entity, the cumulative translation adjustment for that entity is reclassified from accumulated other comprehensive income (loss) to earnings.

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

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued accounting standards updates (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements beginning on or after January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Recently Issued Accounting Pronouncements

Changes to U.S. generally accepted accounting principles (GAAP) are established by the FASB in the form of ASU’s to the FASB’s ASC.

The Company considers the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or have minimal impact on our consolidated financial position and results of operations.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The adoption of this ASU is not expected to impact the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (IFRSs) to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and IFRS. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and are applied prospectively. Early application by public entities is not permitted. The Company does not expect adoption of ASU 2011-04 will have a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). The amendments in ASU 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both instances, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

However, in December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12), which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this guidance concerns disclosure only and will not have an impact on our consolidated financial position or results of operations.

Note B—Other Financial Statement Information

Inventories—net

	September 30,	September 30,
	December 31
	2011	2010

Finished products	$42,382	$34,580
Work-in-process	9,196	5,830
Raw materials	46,700	40,667

	98,278	81,077
Excess of current cost over LIFO cost	(5,611)	(4,801)
Noncurrent portion of inventory	(4,054)	(3,155)

	$88,613	$73,121

Costs for inventories of certain material are determined using the LIFO method and totaled approximately $28.3 million and $21.7 million at December 31, 2011 and 2010, respectively.

Property and equipment—net

Major classes of property, plant and equipment are as follows:

	September 30,	September 30,
	December 31
	2011	2010

Land and improvements	$10,283	$7,467
Buildings and improvements	56,303	55,766
Machinery and equipment	125,668	117,758
Construction in progress	6,447	4,949

	198,701	185,940
Less accumulated depreciation	115,841	109,674

	$82,860	$76,266

Depreciation of property and equipment was $9.3 million in 2011, $8 million in 2010 and $6.7 million in 2009. Machinery and equipment includes $.5 million and $.6 million of capital leases at December 31, 2011 and 2010, respectively.

Legal proceedings

From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.

Note C—Pension Plans

PLP-USA hourly employees of the Company who meet specific requirements as to age and service are covered by a defined benefit pension plan. The Company uses a December 31 measurement date for its plan.

Net periodic pension cost for PLP-USA’s pension plan consists of the following components for the years ended December 31:

	September 30,	September 30,	September 30,
	2011	2010	2009

Service cost	$1,003	$813	$908
Interest cost	1,373	1,195	1,195
Expected return on plan assets	(1,089)	(960)	(759)
Recognized net actuarial loss	412	280	562

Net periodic pension cost	$1,699	$1,328	$1,906

The following tables set forth benefit obligations, plan assets and the accrued benefit cost of PLP-USA’s pension plan at December 31:

	September 30,	September 30,
	2011	2010

Projected benefit obligation at beginning of the year	$23,665	$21,718
Service cost	1,003	813
Interest cost	1,373	1,195
Actuarial (gain) loss	5,364	415
Benefits paid	(542)	(476)

Projected benefit obligation at end of year	$30,863	$23,665

Fair value of plan assets at beginning of the year	$14,192	$13,040
Actual return on plan assets	297	1,628
Employer contributions	1,130	—
Benefits paid	(542)	(476)

Fair value of plan assets at end of the year	$15,077	$14,192

Unfunded pension obligation	$(15,786)	$(9,473)

In accordance with ASC 715-20, the Company recognizes the underfunded status of its PLP-USA pension plan as a liability. The amount recognized in accumulated other comprehensive loss related to PLP-USA’s pension plan at December 31 is comprised of the following:

	September 30,	September 30,
	2011	2010
Balance at January 1	$(4,431)	$(4,762)

Reclassification adjustments:
Pretax amortized net actuarial loss	412	280
Tax provision	(156)	(106)

	256	174

Adjustment to recognize (loss) gain on unfunded pension obligations:
Pretax (loss) gain	(6,156)	253
Tax provision (benefit)	2,331	(96)

	(3,825)	157

Balance at December 31	$(8,000)	$(4,431)

The estimated net loss for the PLP-USA pension plan that will be amortized from accumulated other comprehensive income into periodic benefit cost for 2012 is $.7 million. There is no prior service cost to be amortized in the future.

The PLP-USA pension plan had accumulated benefit obligations in excess of plan assets as follows:

	September 30,	September 30,
	2011	2010

Accumulated benefit obligation	$26,302	$19,915
Fair market value of assets	15,077	14,192

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	September 30,	September 30,
	2011	2010
Discount rate	4.50%	5.60%
Rate of compensation increase	2.50	3.50

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Discount rate	5.60%	6.00%	5.75%
Rate of compensation increase	3.50	3.50	3.50
Expected long-term return on plan assets	8.00	8.00	8.00

The net periodic pension cost for 2011 was based on a long-term asset rate of return of 8.0%. This rate is based upon management’s estimate of future long-term rates of return on similar assets and is consistent with historical returns on such assets. Using the plan’s current mix of assets and based on the average historical returns for such mix, an expected long-term rate-of-return of 8.0% is justified.

At December 31, 2011, the fair value of the Company’s pension plan assets included inputs in Level 1: Quoted market prices in active markets for identical assets or liabilities, and Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data. The fair value of the Company’s pension plan assets as of December 31, 2011 and 2010, by category, are as follows:

	September 30,	September 30,	September 30,	September 30,
	At December 31, 2011
	Total Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$304	$304	$—	$—
Equity Securities	5,445	5,445	—	—
U.S. Treasury Bonds	1,880	1,880
Agency Bonds	905	905
Etf-Equity	458	458	—	—
Mutual Funds—Equity	3,226	3,226	—	—
Corporate Bonds	2,827	—	2,827	—
Mortgage-Backed Securities	32	—	32	—

Total	$15,077	$12,218	$2,859	$—

	September 30,	September 30,	September 30,	September 30,
	At December 31, 2010
	Total Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$374	$374	$—	$—
Equity Securities	5,060	5,060	—	—
U.S. Treasury Securities	2,535	2,535	—	—
Mutual Funds	3,446	3,446	—	—
Corporate Bonds	2,726	—	2,726	—
Mortgage-Backed Securities	51	—	51	—

Total	$14,192	$11,415	$2,777	$—

The Company’s pension plan weighted-average asset allocations at December 31, 2011 and 2010, by asset category, are as follows:

	September 30,	September 30,
	Plan assets at December 31
	2011	2010
Asset category
Equity securities	61%	60%
Debt securities	37	37
Cash and equivalents	2	3

	100%	100%

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

In recognition of the expected returns and volatility from financial assets, retirement plan assets are invested in the following ranges with the target allocation noted:

	September 30,	September 30,
	Range	Target
Equities	30-80%	60%
Fixed Income	20-70%	40%
Cash Equivalents	0-10%

Investment in these markets is projected to provide performance consistent with expected long-term returns with appropriate diversification.

The Company’s policy is to fund amounts deductible for federal income tax purposes. The Company expects to contribute $2.2 million to its pension plan in 2012.

The benefits expected to be paid out of the plan assets in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years are as follows:

September 30,
Year	Pension Benefits

2012	$586,567
2013	669,868
2014	740,561
2015	809,830
2016	906,945
2017-2021	6,239,015

The Company also provides retirement benefits through various defined contribution plans including PLP-USA’s Profit Sharing Plan. Expense for these defined contribution plans was $4.8 million in 2011, $4.6 million in 2010 and $3.7 million in 2009.

Further, the Company also provides retirement benefits through the Supplemental Profit Sharing Plan. To the extent an employee’s award under PLP-USA’s Profit Sharing Plan exceeds the maximum allowable contribution permitted under existing tax laws, the excess is accrued for (but not funded) under a non-qualified Supplemental Profit Sharing Plan. The return under this Supplemental Profit Sharing Plan is calculated at a weighted average of the one year Treasury Bill rate plus 1%. At December 31, 2011 and 2010, the interest rate for the Supplemental Profit Sharing Plan was 1.29% and 1.47%, respectively. Expense for the Supplemental Profit Sharing Plan was $.3 million for 2011, $.3 million for 2010 and $.3 million for 2009. The Supplemental Profit Sharing Plan unfunded status as of December 31, 2011 and 2010 was $2.2 million and $1.9 million and is included in Other noncurrent liabilities.

Note D—Debt and Credit Arrangements

	September 30,	September 30,
	December 31
	2011	2010
Short-term debt
Secured notes
Brazilian Real denominated (R$3,808k) at 2.95% to 6.00% due 2012	$2,030	$633
New Zealand Dollar (NZ$796k) at 5.38 to 5.47%	—	613
Current portion of long-term debt	601	1,276

Total short-term debt	2,631	2,522

Long-term debt
USD denominated at 1.42%, due 2015	27,633	8,349
Australian dollar denominated term loans (A$467), at 4.19% to 5.83% (4.19% to 5.83% in 2010), due 2013, secured by land and building	470	1,389
Brazilian Real denominated term loan (R$918k) at .4% to .7% due 2014 secured by capital equipment	489	774
Polish Zloty denominated loans (PLN810) at 4.75% in 2010), secured by building, capital equipment and commercial note	—	84
Polish Zloty denominated loans (PLN593) at 4.33% in 2010), secured by corporate guarantee	—	54

Total long-term debt	28,592	10,650
Less current portion	(601)	(1,276)

Total long-term debt, less current portion	27,991	9,374

Total debt	$30,622	$11,896

A PLP-USA line of credit makes $70 million available to the Company at an interest rate of LIBOR plus 1.125% with a term expiring January 2015. At December 31, 2011, the interest rate on the line of credit agreement was 1.4203%. There was $27.6 million outstanding at December 31, 2011 under the line of credit. The line of credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At December 31, 2011, the Company was in compliance with these covenants.

Aggregate maturities of long-term debt during the next five years are as follows: $.6 million for 2012, $.3 million for 2013, $.1 million for 2014, $27.6 million for 2015, and $0 thereafter.

Interest paid was $.8 million in 2011 and $.5 million annually for 2010 and 2009.

Guarantees and Letters of Credit

The Company has provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current year through the completion of such transactions. The guarantees would typically be triggered in the event of nonperformance. As of December 31, 2011, the Company had total outstanding guarantees of $2.4 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of December 31, 2011, the Company had total outstanding letters of credit of $6 million.

Note E—Leases

The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment, office equipment and computer equipment. Rental expense was $3.9 million in 2011, $2.9 million in 2010 and $1.5 million in 2009. Future minimum rental commitments having non-cancelable terms exceeding one year are $2.8 million in 2012, $2.5 million in 2013, $1.6 million in 2014, $.4 million in 2015, $.2 million in 2016, and an aggregate $8.5 million thereafter. One such lease is for the Company’s aircraft with a lease commitment through December 2014. Under the terms of the lease, the Company maintains the risk to make up a deficiency from market value attributable to damage, extraordinary wear and tear, excess air hours or exceeding maintenance overhaul schedules required by the Federal Aviation Administration. At the present time, the Company does not believe it has incurred any obligation for any contingent rent under the lease.

The Company has commitments under capital leases for equipment and vehicles. Amounts recognized as capital lease obligations are reported in accrued expense and other liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. Future minimum rental commitments for capital leases are approximately $.2 million in 2012, $.1 million in 2013, 2014 and 2015 and less than $.1 million for 2016. The imputed interest for the capital leases is less than $.1 million. Leased property and equipment under capital leases are amortized using the straight-line method over the term of the lease. Routine maintenance, repairs, and replacements are expensed as incurred.

Note F—Income Taxes

Income before income taxes and discontinued operations was derived from the following sources:

	September 30,	September 30,	September 30,
	2011	2010	2009

United States	$18,842	$9,007	$8,498
Foreign	27,152	21,176	21,095

	$45,994	$30,183	$29,593

The components of income taxes for the years ended December 31 are as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Current
Federal	$5,679	$1,768	$1,912
Foreign	8,896	5,498	3,659
State and local	1,123	809	507

	15,698	8,075	6,078

Deferred
Federal	726	342	81
Foreign	(1,199)	(1,098)	615
State and local	(215)	(144)	(14)

	(688)	(900)	682

Income taxes	$15,010	$7,175	$6,760

The differences between the provision for income taxes at the U.S. federal statutory rate and the tax shown in the Statements of Consolidated Income for the years ended December 31 are summarized as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
U. S. federal statutory tax rate	35%	35%	34%

Federal tax at statutory rate	$16,098	$10,564	$10,062
State and local taxes, net of federal benefit	590	432	325
U.S. federal permanent items	(387)	12	461
Foreign earnings and related tax credits	261	641	394
Non-U.S. tax rate variances	(1,510)	(3,121)	(918)
ASC 740 (formally FIN 48)	21	(368)	(607)
Valuation allowance	19	(403)	(480)
Tax credits	(265)	(329)	(77)
Gain from acquisition of business	—	—	(2,711)
Other, net	183	(253)	311

	$15,010	$7,175	$6,760

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying value for financial statement purposes. The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	September 30,	September 30,
	2011	2010
Deferred tax assets:
Accrued compensation and benefits	$1,520	$1,126
Inventory valuation reserves	1,938	1,798
Allowance for doubtful accounts	138	69
Benefit plan reserves	9,126	6,183
Foreign tax credits	202	1,397
Capital tax loss carryforwards	2,054	2,056
Net operating loss carryforwards	1,061	937
Other accrued expenses	1,882	1,565
Unrealized foreign exchange	346	—

Gross deferred tax assets	18,267	15,131
Valuation allowance	(3,115)	(2,993)

Net deferred tax assets	15,152	12,138

Deferred tax liabilities:
Depreciation and other basis differences	(4,602)	(3,535)
Undistributed foreign earnings	(139)	(236)
Prepaid expenses	(64)	(70)
Intangibles	(2,706)	(3,299)
Unrealized foreign exchange	—	(166)
Other	(104)	(109)

Deferred tax liabilities	(7,615)	(7,415)

Net deferred tax assets	$7,537	$4,723

	September 30,	September 30,
	2011	2010
Change in net deferred tax assets:
Deferred income tax benefit	$688	$900
Items of other comprehensive income (loss)	2,175	(202)
Currency translation	(49)	78
Deferred tax balances from business acquisition	—	(2,148)

Total change in net deferred tax assets	$2,814	$(1,372)

Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards.

At December 31, 2011, the Company had $.2 million of U.S. foreign tax credit carryforwards that will expire in 2014, $2.1 million of U.S. capital loss carryfowards that will expire in 2013 and $1 million of foreign net operating loss carryfowards that will expire between the years 2012 and 2015.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, the Company has established a valuation allowance of $3.1 million at December 31, 2011 in order to measure only the portion of the deferred tax asset that is more likely than not will be realized. Therefore, the Company recorded an allowance of $2.1 million against the U.S. capital loss carryfoward and $1 million against the foreign net operating loss carryforwards. The net increase of $.1 million in the valuation allowance is primarily due to foreign net operating loss carryfowards. In 2010, the net decrease in the valuation allowance was primarily due to the reversal of U.S. foreign tax credit carryforwards.

As of December 31, 2011, the Company established a deferred tax liability of $.1 million associated with undistributed foreign earnings of $1.3 million. The Company has not established a deferred tax liability associated with approximately $118 million of its undistributed foreign earnings at December 31, 2011 as these earnings are considered to be permanently reinvested. These earnings would be taxable upon the sale or liquidation of these foreign subsidiaries, or upon the remittance of dividends. While the measurement of the unrecognized U.S. income taxes with respect to these earnings is not practicable, foreign tax credits would be available to offset some or all of any portion of such earnings that would be remitted as dividends.

Income taxes paid, net of refunds, were approximately $14 million in 2011, $8.4 million in 2010, and $5.8 million in 2009.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2011, with few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2005.

The changes in unrecognized tax benefits for the years ended December 31 are as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Balance at January 1	$1,062	$1,304	$1,176
Additions for tax positions of current year	—	53	164
Additions for tax positions of prior years	—	62	678
Reductions for tax positions of prior years	(32)	(281)	(79)
Expiration of statutes of limitations	(15)	(76)	(635)

Balance at December 31	$1,015	$1,062	$1,304

Accrued interest and penalties are not included in the above unrecognized tax balances. The Company records accrued interest as well as penalties related to unrecognized tax benefits as part of the provision for income taxes. The Company recognized less than $.1 million, $.1 million and $(.2) in interest, net of the amount lapsed through expiring statutes during the years ended December 31, 2011, 2010 and 2009, respectively. The Company had approximately $.5 million, $.4 million and $.3 million for the payment of interest accrued at December 31,

2011, 2010 and 2009, respectively. The Company had approximately $.3 million accrued for the payment of penalties at December 31, 2011, 2010 and 2009. If recognized, approximately $.5 million, $.4 million, and $.7 million of unrecognized tax benefits would affect the tax rate for the years ended December 31, 2011, 2010 and 2009, respectively. The Company does not expect that the unrecognized tax benefits will change significantly within the next twelve months.

Note G—Share-Based Compensation

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

There were no shares granted for the years ended December 31, 2011 and 2010. There were 8,500 options granted for the year ended December 31, 2009. The fair values for the stock options granted in 2009 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

September 30,
2009
Risk-free interest rate	5.2%
Dividend yield	2.1%
Expected life (years)	6
Expected volatility	44.0%

Activity in the Company’s plan for the year ended December 31, 2011 was as follows:

	September 30,	September 30,	September 30,	September 30,
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	72,057	$35.89
Granted	—	—
Exercised	(22,025)	$39.42
Forfeited	(125)	$15.00

Outstanding (vested and expected to vest) at December 31, 2011	49,907	$34.39	4.4	$1,261

Exercisable at December 31, 2011	47,782	$34.18	4.3	$1,218

The weighted-average grant-date fair value of options granted during 2009 was $16.07. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010, and 2009 was $.6 million, $.4 million, and $.8 million, respectively. Cash received for the exercise of stock options during 2011 and 2010 was $.9 million and $.3 million, respectively.

For the years ended December 31, 2011, 2010 and 2009, the Company recorded compensation expense related to the stock options currently vesting of $.1 million annually. The total compensation cost related to nonvested awards not yet recognized at December 31, 2011 is expected to be a combined total of less than $.1 million over a weighted-average period of .8 years.

The excess tax benefits from share based awards for the years ended December 31, 2011 and 2010 was $.1 million each year, as reported on the consolidated statements of cash flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.

Long Term Incentive Plan of 2008

Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers, and directors will be eligible to receive awards of options and restricted shares. The purpose of this LTIP is to give the Company and its subsidiaries a competitive advantage in attracting, retaining, and motivating officers, employees, and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. The total number of Company common shares reserved for awards under the LTIP is 900,000. Of the 900,000 common shares, 800,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options. The LTIP expires on April 17, 2018.

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

A summary of the restricted share awards for the year ended December 31, 2011 is as follows:

	September 30,	September 30,	September 30,	September 30,
	Restricted Share Awards
	Performance and Service Required	Service Required	Total Restricted Awards	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2011	142,955	19,778	162,733	$33.14
Granted	61,594	6,775	68,369	39.92
Vested	(75,982)	(12,475)	(88,457)	30.96
Forfeited	—	—	—	—

Nonvested as of December 31, 2011	128,567	14,078	142,645	$37.75

For time-based restricted shares, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in general and administrative expense in the accompanying statement of consolidated income. Compensation expense related to the time-based restricted shares for the years ended December 31, 2011, 2010 and 2009 was $.3 million, $.2 million and $.2 million, respectively. As of December 31, 2011, there was $.3 million of total unrecognized compensation cost related to time-based restricted share awards that is expected to be recognized over the weighted-average remaining period of approximately 1.7 years.

For the performance-based awards, the number of restricted shares in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and sales growth over a requisite performance period. Depending on the extent to which the performance criterions are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the year ended December 31, 2011, 2010 and 2009 was $2.4 million, $2.4 million and $1.6 million. As of December 31, 2011, the remaining performance-based restricted share awards compensation expense of $2.6 million is expected to be recognized over a period of approximately 1.7 years.

The excess tax benefits from service and performance-based awards for the years ended December 31, 2011 and 2010 was less than $.1 million and zero, as reported on the consolidated statements of cash flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for restricted shares vested in the current period.

In the event of a Change in Control (as defined in the LTIP), vesting of the restricted shares will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a maximum potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.

To satisfy the vesting of its restricted share awards, the Company has reserved new shares from its authorized but unissued shares. Any additional granted awards will also be issued from the Company’s authorized but unissued shares. Under the LTIP, there are 529,534 common shares currently available for additional restricted share grants.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in shares of common stock of the Company at a later date instead of fees paid each quarter in cash. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. Second, this plan allows certain Company employees to defer LTIP restricted shares for future distribution in the form of common shares. As of December 31, 2011, 109,040 LTIP shares have been deferred and are being held by the rabbi trust.

Share Option Awards

The LTIP plan permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At December 31, 2011 there were 65,000 shares remaining available for issuance under the LTIP. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.

There were 14,500 options granted for the year ended December 31, 2011. There were 9,500 options granted for the year ended December 31, 2010. There were 11,000 options granted for the year ended December 31, 2009. The fair values for the stock options granted in 2011, 2010 and 2009 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	September 30,	September 30,	September 30,
	2011	2010	2009
Risk-free interest rate	1.4%	2.9%	5.2%
Dividend yield	1.9%	2.0%	2.1%
Expected life (years)	6	6	6
Expected volatility	47.1%	43.3%	44.0%

Activity in the Company’s plan for the year ended December 31, 2011 was as follows:

	September 30,	September 30,	September 30,	September 30,
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	20,500	$44.94
Granted	14,500	$52.21
Exercised	(3,000)	$38.76
Forfeited	(5,000)	$52.10

Outstanding (vested and expected to vest) at December 31, 2011	27,000	$48.21	9.3	$1,066

Exercisable at December 31, 2011	7,500	$42.76	9	$127

The weighted-average grant-date fair value of options granted during 2011, 2010 and 2009 was $19.92, $19.47 and $15.93, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2011 and 2010 was $.1 million and 0, respectively. Cash received for the exercise of stock options during 2011 and 2010 was $.1 million and 0, respectively.

For the years ended December 31, 2011, 2010 and 2009, the Company recorded compensation expense related to the stock options currently vesting of $.1 million in 2011, $.1 million in 2010 and less than $.1 million in 2009. The total compensation cost related to nonvested awards not yet recognized at December 31, 2011 is expected to be a combined total of $.4 million over a weighted-average period of approximately 2.6 years.

The excess tax benefits from share based awards for the years ended December 31, 2011 and 2010 was less than $.1 million and 0, as reported on the consolidated statements of cash flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.

Note H—Computation of Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted-average number of shares of common stock outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the years ended December 31 were as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009

Numerator
Amount attributable to PLPC shareholders
Net income attributable to PLPC	$30,984	$23,113	$23,357

Denominator
Determination of shares
Weighted-average common shares outstanding	5,259	5,242	5,232
Dilutive effect—share-based awards	99	93	134

Diluted weighted-average common shares outstanding	5,358	5,335	5,366

Earnings per common share attributable to PLPC shareholders
Basic	$5.89	$4.41	$4.46

Diluted	$5.78	$4.33	$4.35

For the years ended December 31, 2011, 2010 and 2009, 4,500, 56,500 and 32,500 stock options were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price plus any unearned compensation on unvested options, and as such they are anti-dilutive. For the years ended December 31, 2011, 2010 and 2009, 0, 4,422 and 44,262 restricted shares were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price plus any unearned compensation on unvested options, and as such they are anti-dilutive.

Note I—Goodwill and Other Intangibles

The Company’s finite and indefinite-lived intangible assets consist of the following:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Finite-lived intangible assets
Patents	$4,819	$(3,836)	$4,829	$(3,524)
Land use rights	1,259	(97)	1,346	(77)
Trademark	965	(364)	967	(156)
Customer backlog	504	(504)	499	(363)
Technology	1,784	(77)	1,783	(37)
Customer relationships	8,450	(1,551)	8,519	(1,051)

	$17,781	$(6,429)	$17,943	$(5,208)

Indefinite-lived intangible assets

Goodwill	$12,199		$12,346

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

The Company has performed its annual impairment testing of goodwill as of January 1 since the adoption of the applicable guidance, now codified in ASC 350, “Intangibles—Goodwill and other.” During the quarter ended December 31, 2011, the Company voluntarily changed the date of its annual goodwill and other indefinite-lived intangible asset impairment test from the first day of the first quarter (January 1) to the first day of the fourth quarter (October 1). The Company determined that this change is preferable under the circumstances as it (1) better aligns with the Company’s annual business planning and budgeting process and (2) provides the Company with additional time to prepare and complete the impairment test, including measurement of any indicated impairment, as necessary, prior to issuance of the year-end financial statements. This voluntary change in accounting principle was not made to delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively. The Company performed its annual impairment tests for goodwill as of January 1, 2011 and October 1, 2011, and determined that no adjustment to the carrying value was required. There were no trigger events during 2011 and as such, only the annual impairment tests were performed.

The aggregate amortization expense for other intangibles with finite lives, ranging from 7 to 82 years, was $1.2 million for the year ended December 31, 2011, $1.4 million for the year ended December 31, 2010 and $.5 million for the year ended December 31, 2009. Amortization expense is estimated to be $1.1 million for 2012 and 2013, $1 million for 2014, $.7 million for 2015 and $.6 million annually for 2016. The weighted average remaining amortization period is approximately 19 years. The weighted average remaining amortization period by intangible asset class; patents, 3.5 years; land use rights, 63.7 years; trademark, 7.6 years; technology, 18.6 years and customer relationships, 14.8 years.

The Company’s only intangible asset with an indefinite life is goodwill. The Company’s goodwill is not deductible for tax purposes. The decrease in goodwill of $.1 million in 2011 is related to foreign currency translation. The increase in goodwill of $5.4 million in 2010 is related to the acquisition of Electropar of $4.8 million and foreign currency translation.

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2011 and 2010, is as follows:

	September 30,	September 30,	September 30,	September 30,
	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2010	$3,078	$1,213	$2,634	$6,925
Additions	—	—	4,843	4,843
Curency translation	—	(36)	614	578

Balance at December 31, 2010	3,078	1,177	8,091	12,346

Curency translation	—	(148)	1	(147)

Balance at December 31, 2011	$3,078	$1,029	$8,092	$12,199

Note J—Fair Value of Financial Assets and Liabilities

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At December 31, 2011, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the twelve month period ended December 31, 2011. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$28,659	$28,592	$10,738	$10,650

As a result of being a global company, the Company’s earnings, cash flows and financial position are exposed to foreign currency risk. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency risks. The Company accounts for derivative instruments and hedging activities as either assets or liabilities in the consolidated balance sheet and carry these instruments at fair value. The Company does not enter into any trading or speculative positions with regard to derivative instruments. At December 31, 2011, the Company had one immaterial derivative outstanding.

Foreign currency derivative instruments outstanding are not designated as hedges for accounting purposes. The gains and losses related to mark-to-market adjustments are recognized as other operating (income) expense on the statement of consolidated income during the period in which the derivative instruments were outstanding.

As part of the Purchase Agreement to acquire Electropar, the Company is required to make an additional earn-out consideration payment up to NZ$2 million or $1.5 million US dollar based upon whether Electropar achieved a financial performance target (Earnings Before Interest, Taxes, Depreciation and Amortization) over the 12 months ending July 31, 2011. The fair value of the contingent consideration arrangement is determined by estimating the expected (probability-weighted) earn-out payment discounted to present value and is considered a level three input. Based upon the initial evaluation of the range of outcomes for this contingent consideration, the Company accrued $.4 million for the additional earn-out consideration payment as of the acquisition date in the Accrued expenses and other liabilities line on the consolidated balance sheet, and as part of the purchase price. The amount accrued in the consolidated balance sheet of $1.1 million increased $.6 million due primarily to a $.6 million adjustment for actual results and less than $.1 million increase in the net present value of the liability due to the passage of time. The adjustment of $.6 million was recorded in Costs and expenses in the consolidated statements of income. The earn-out consideration calculation has been finalized as of December 31, 2011.

Note K—Segment Information

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

The Company reports its segments in four geographic regions: PLP-USA, The Americas, EMEA (Europe, Middle East & Africa) and Asia-Pacific in accordance with accounting standards codified in FASB ASC 280, Segment Reporting. Each segment distributes a full range of the Company’s primary products. The PLP-USA segment is comprised of U.S. operations manufacturing the Company’s traditional products primarily supporting domestic energy and telecommunications products. The other three segments, The Americas, EMEA and Asia-Pacific support the Company’s energy, telecommunications, data communication and solar products in each respective geographical region.

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

The accounting policies of the operating segments are the same as those described in Note A in the Notes To Consolidated Financial Statements. No single customer accounts for more than ten percent of the Company’s consolidated revenues. It is not practical to present revenues by product line. U.S. net sales for the years ended December 31, 2011, 2010 and, 2009 were $171.5 million, $141.6 million and $117.9 million, respectively. U.S. long lived assets as of December 31, 2011 and 2010 were $25.6 million and $24.7 million, respectively.

The following table presents a summary of the Company’s reportable segments for the years ended December 31, 2011, 2010 and 2009. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profits in inventory.

	September 30,	September 30,	September 30,
	Year ended December 31
	2011	2010	2009
Net sales
PLP-USA	$146,146	$118,325	$103,910
The Americas	100,144	79,695	62,161
EMEA	61,430	50,073	46,863
Asia-Pacific	116,684	90,212	44,272

Total net sales	$424,404	$338,305	$257,206

Intersegment sales
PLP-USA	$9,095	$8,447	$6,215
The Americas	7,048	6,194	3,499
EMEA	1,968	1,719	1,689
Asia-Pacific	11,995	9,100	7,140

Total intersegment sales	$30,106	$25,460	$18,543

Interest income
PLP-USA	$—	$—	$15
The Americas	160	97	122
EMEA	155	163	207
Asia-Pacific	260	114	36

Total interest income	$575	$374	$380

	September 30,	September 30,	September 30,
	Year ended December 31
	2011	2010	2009
Interest expense
PLP-USA	$(270)	$(214)	$(31)
The Americas	(295)	(77)	(95)
EMEA	(47)	(61)	(60)
Asia-Pacific	(215)	(297)	(337)

Total interest expense	$(827)	$(649)	$(523)

Income taxes
PLP-USA	$6,708	$2,065	$1,842
The Americas	3,864	2,276	2,928
EMEA	1,637	1,618	1,436
Asia-Pacific	2,801	1,216	554

Total income taxes	$15,010	$7,175	$6,760

Income from continuing operations, net of tax
PLP-USA	$10,413	$4,687	$4,352
The Americas	8,159	6,356	6,763
EMEA	5,519	6,031	3,528
Asia-Pacific	6,893	5,934	8,190

Total net income	30,984	23,008	22,833
Loss attributable to noncontrolling interest, net of tax	—	(105)	(524)

Net income attributable to PLPC	$30,984	$23,113	$23,357

	September 30,	September 30,	September 30,
	As of December 31
	2011	2010	2009
Expenditure for long-lived assets
PLP-USA	$3,798	$3,008	$2,854
The Americas	7,114	5,639	4,387
EMEA	2,427	2,437	2,183
Asia-Pacific	5,573	1,190	1,243

Total expenditures for long-lived assets	$18,912	$12,274	$10,667

Depreciation and amortization
PLP-USA	$3,438	$3,396	$3,224
The Americas	2,244	1,781	1,305
EMEA	1,818	1,527	1,391
Asia-Pacific	3,025	2,690	1,329

Total depreciation and amortization	$10,525	$9,394	$7,249

	September 30,	September 30,
	As of December 31
	2011	2010

Identifiable assets
PLP-USA	$82,478	$67,268
The Americas	72,908	61,358
EMEA	47,098	44,526
Asia-Pacific	124,541	107,481

	327,025	280,633
Corporate assets	323	346

Total identifiable assets	$327,348	$280,979

Long-lived assets
PLP-USA	$23,830	$23,124
The Americas	20,142	17,112
EMEA	11,800	12,327
Asia-Pacific	27,088	23,703

Total long-lived assets	$82,860	$76,266

Note L—Related Party Transactions

On May 10, 2011, the Company purchased 29,842 common shares of the Company from a trust for the benefit of Barbara P. Ruhlman and a foundation of which Barbara P. Ruhlman, Robert G. Ruhlman, Randall M. Ruhlman are officers, at a price per share of $69.21, which was calculated using a 30-day average price. Barbara P. Ruhlman is a member of the Company’s Board of Directors and the mother of Robert G. Ruhlman and Randall M. Ruhlman, both of whom are also members of the Board of Directors. Robert G. Ruhlman is Chairman, President and Chief Executive Officer of the Company. The purchase was consummated pursuant to two Shares Purchase Agreements both dated May 10, 2011, one between the Company and the trust and the other between the Company and the foundation.

On August 16, 2011, the Company purchased 12,000 common shares of the Company from Robert G. Ruhlman at a price per share of $63.72, which was calculated using a 30-day average price. Robert G. Ruhlman is Chairman, President and Chief Executive Officer of the Company, as well as a member of the Board of Directors.

Ryan Ruhlman has worked for the Company for over six years, recently being promoted to the role of Manager of New Business Development and Marketing Communication. He is the son of Robert G. Ruhlman, President and CEO of the Company, and received $184,608 in reportable compensation for 2011. The bulk of his compensation, $99,600 is attributable to his 2011 award of stock options, in line with the Company’s compensation for mid-level managers.

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

The Company’s New Zealand subsidiary, Electropar currently leases two parcels of property, on which it has its corporate office, manufacturing and warehouse space. The entities leasing the property to Electropar are owned, in part, by Grant Wallace, Tony Wallace and Cameron Wallace, all current employees and the former owners of Electropar. For the year ended December 31, 2011 and 2010, Electropar incurred a total of $.3 million and $.1 million for such lease expense.

The Company’s DPW operation rents two properties owned by RandReau Properties, LLC and RaRe Properties, LLC., which are owned by Kevin Goodreau, Vice President of Business Development – Solar Division, and Jeffrey Randall, Vice President of Product Design – Solar Division. For the years ended December 31, 2011, 2010 and 2009 DPW paid rent expense of $.3 million, $.2 million, and $.2 million, annually for the properties.

The Company’s Belos operation hires temporary employees through a temporary work agency, Flex-Work Sp. Z o.o., which is 50% owned by Agnieszka Rozwadowska. Agnieszka Rozwadowska is the wife of Piotr Rozwadowski, the Managing Director of the Belos operation located in Poland. For the years ended December 31, 2011, 2010 and 2009, Belos incurred a total of $.7 million, $.6 million and $.3 million, respectively, for such temporary labor expense.

The Company’s Belos operations engaged a company to perform various maintenance, renovation and building services at its location. This entity, ZRB Michalczyk Strumien, is solely owned by the husband (Aleksander Michalczyk) of Belos’ Finance Director, Urszula Michalczyk. Belos incurred a total of $.2 million in 2011 and 2010, and $.1 million in 2009, annually for such maintenance and building expense.

In September 2009, the Company invested $.5 million in Proxisafe, a Canadian company formed to design and commercialize new industrial safety equipment. In light of this investment, Mr. Robert Ruhlman, the Chairman of the Board, President and CEO of the Company, is a board member.

Note M—Business Combinations

On May 15, 2010, the Company purchased Electropar Limited, a New Zealand corporation. Electropar designs, manufactures and markets pole line and substation hardware for the global electrical utility industry. Electropar is based in New Zealand with a subsidiary operation in Australia. The Company believes the acquisition of Electropar has strengthened its position in the power distribution, transmission and substation hardware markets and expanded its presence in the Asia-Pacific region. Electropar is reported as part of the Company’s Asia-Pacific segment.

The acquisition of Electropar closed on July 31, 2010. Pursuant to the Purchase Agreement, the Company acquired all of the outstanding equity of Electropar for NZ$20.3 million or $14.8 million U.S. dollars, net of a customary post-closing working capital adjustment of $.2 million. As part of the Purchase Agreement to acquire Electropar, the Company is required to make an additional earn-out consideration payment up to NZ$2 million or $1.5 million US dollar based upon whether Electropar achieved a financial performance target (Earnings Before Interest, Taxes, Depreciation and Amortization) over the 12 months ending July 31, 2011. The fair value of the contingent consideration arrangement is determined by estimating the expected (probability-weighted) earn-out payment discounted to present value and is considered a level three input. Based upon the initial evaluation of the range of outcomes for this contingent consideration, the Company accrued $.4 million for the additional earn-out consideration payment as of the acquisition date in the Accrued expenses and other liabilities line on the consolidated balance sheet, and as part of the purchase price. The amount accrued in the consolidated balance sheet of $1.1 million increased $.6 million due primarily to a $.6 million adjustment for actual results and less than $.1 million increase in the net present value of the liability due to the passage of time. The adjustment of $.6 million was recorded in Costs and expenses in the consolidated statements of income. The earn-out consideration calculation has been finalized as of December 31, 2011.

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

Note N—Product Warranty Reserve

The Company records an accrual for estimated warranty costs to costs of products sold in the consolidated statements of income. These amounts are recorded in accrued expenses and other liabilities in the consolidated balance sheets. The Company records and accounts for its warranty reserve based on specific claim incidents. Should the Company become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the accruals as claim information changes. During the second quarter of 2011, the Company accepted certified product from a supplier which later failed in the field. The Company has taken responsibility to expedite correcting the situation and as such, the Company increased the warranty reserve by $1.8 million. As of December 31, 2011, $1.4 million has been paid related to this warranty claim.

The following is a rollforward of the product warranty reserve:

	September 30,	September 30,	September 30,
	2011	2010	2009
Balance at January 1	536	209	129
Additions charged to income	1,968	403	81
Warranty usage	(1,467)	(108)	(6)
Currency translation	(213)	32	5

Balance at December 31	$824	$536	$209

Note O—Quarterly Financial Information (unaudited)

The following table summarizes our quarterly results of operations for each of the quarters in 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,
	Quarter ended
	March 31	June 30	September 30	December 31
2011
Net sales	$95,088	$114,530	$108,690	$106,096
Gross profit	32,391	36,706	37,560	34,192
Income before income taxes	10,249	13,050	10,228	12,467
Net income	6,854	8,530	6,660	8,940
Net income attributable to PLPC	6,998	8,386	6,660	8,940
Net income attributable to PLPC per share, basic	1.33	1.59	1.27	1.70
Net income attributable to PLPC per share, diluted	1.30	1.55	1.24	1.67

2010
Net sales	$68,908	$82,137	$93,942	$93,318
Gross profit	20,025	27,455	31,671	29,065
Income before income taxes	1,595	7,293	13,884	7,411
Net income	1,034	6,096	9,882	5,996
Net income attributable to PLPC	1,132	6,096	9,879	6,006
Net income attributable to PLPC per share, basic	0.22	1.16	1.89	1.15
Net income attributable to PLPC per share, diluted	0.21	1.13	1.83	1.13

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2011.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and Vice President of Finance, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report, a copy of which is included below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Preformed Line Products Company

We have audited Preformed Line Products Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Preformed Line Products Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Preformed Line Products Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Preformed Line Products Company as of December 31, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 14, 2012

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the information under the captions “Corporate Governance—Election of Directors”,”Section 16(a) Beneficial Ownership Compliance”, “Corporate Governance—Code of Conduct” and “Corporate Governance—Board and Committee Meetings—Audit Committee” in the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held April 30, 2012 (the “Proxy Statement”). Information relative to executive officers of the Company is contained in Part I of this Annual Report on Form 10-K.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedule

Page	Financial Statements

36	Consolidated Balance Sheets
37	Statements of Consolidated Income
38	Statements of Consolidated Cash Flows
39	Statements of Consolidated Shareholders’ Equity
40	Notes to Consolidated Financial Statements

Page	Schedule

71	II—Valuation and Qualifying Accounts

(b)	Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

4	Description of Specimen Share Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.2	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s 10-K filed for the year ended December 31, 2007).*

10.3	Preformed Line Products Company Executive Life Insurance Plan—Summary (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.4	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.5	Revolving Credit Agreement between National City Bank (now, PNC Bank, National Association) and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).

10.6	Amendment to the Revolving Credit Agreement between National City Bank (now, PNC Bank, National Association) and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.7	Line of Credit Note dated February 5, 2010 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-K filing for the fiscal year ended the December 31, 2010).

10.8	Amendment to Loan Agreement dated November 7, 2011 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 8-K current report filing dated November 7, 2011).

10.9	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option agreement (incorporated by reference the Company’s 10-K filing for the year ended December 31, 2004).*

10.10	Preformed Line Products Company Chief Executive Officer Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).*

10.11	Preformed Line Products Company Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 8-K current report filing dated May 1, 2008).*

10.12	Deferred Shares Plan (incorporated by reference to the Company’s 8-K current report filing dated August 21, 2008).

10.13	Form of Restricted Shares Grant Agreement (incorporated by reference to the Company’s 10-Q filing for the quarter ended September 30, 2008).*

10.14	Stock and Purchase Agreement, dated October 22, 2009, by and among the Company and Tyco Electronics Group S.A. to acquire the Dulmison business (incorporated by reference to the Company’s 10-K filing for the fiscal year ended December 31, 2009) .

10.15	Agreement for sale and purchase of shares in Electropar Limited, dated May 15, 2010, by and among the Company and Tony Lachlan Wallace, Grant Lachlan Wallace and Helen Amelia Wallace; Grant Lachlan Wallace, Tony Lachlan Wallace and Alison Kay Wallace; and Cameron Lachlan Wallace, Grant Lachlan Wallace and Tony Lachlan Wallace (the agreement does not include the schedules and other attachments. Copies will be provided to the SEC upon request) (incorporated by reference to the Company’s 10-Q filing for the quarter ended September 30, 2010).

10.16	Stock Purchase Agreement dated August 17, 2010 by and between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr, dated July 29, 2008 (incorporated by reference to the Company’s 8-K current report filing dated August 17, 2010).

10.17	Stock Purchase Agreement dated May 10, 2011, by and between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr, dated July 29, 2008 (incorporated by reference to the Company’s 8-K current report filing dated May 10, 2011).

10.18	Stock Purchase Agreement dated May 10, 2011, by and between the Company and Bernard L. Karr, Assistant Secretary of the Thomas F. Peterson Foundation (incorporated by reference to the Company’s 8 -K current report filing dated May 10, 2011).

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 8-K current report filing dated August 6, 2007).

18.1	Preferability Letter for Change in assessment date of goodwill and other indefinite-lived intangible assets of Ernst & Young LLP, filed herewith.

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Indicates management contracts or compensatory plan or arrangement.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company

March 14, 2012	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer (principal executive officer)

March 14, 2012	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer and Vice President Finance
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 14, 2012	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer

March 14, 2012	/s/ Barbara P. Ruhlman
Barbara P. Ruhlman
Director

March 14, 2012	/s/ Randall M. Ruhlman
Randall M. Ruhlman
Director

March 14, 2012	/s/ Glenn E. Corlett
Glenn E. Corlett
Director

March 14, 2012	/s/ Michael E. Gibbons
Michael E. Gibbons
Director

March 14, 2012	/s/ R. Steven Kestner
R. Steven Kestner
Director

March 14, 2012	/s/ Richard R. Gascoigne
Richard R. Gascoigne
Director

PREFORMED LINE PRODUCTS COMPANY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2011, 2010 and 2009

(Thousands of dollars)

	September 30,	September 30,	September 30,	September 30,	September 30,
For the year ended December 31, 2011:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period

Allowance for doubtful accounts	$875	$925	$(512)	$(30)	$1,258
Reserve for credit memos	338	367	(336)	—	369
Slow-moving and obsolete inventory reserves	5,607	1,480	(1,132)	(80)	5,875
Accrued product warranty	536	1,968	(1,467)	(213)	824
U.S. tax capital loss	2,056	—	(3)	—	2,053
Foreign net operating loss tax carryforwards	937	269	(165)	21	1,062

	September 30,	September 30,	September 30,	September 30,	September 30,
For the year ended December 31, 2010:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period

Allowance for doubtful accounts	$769	$469	$(386)	$23	$875
Reserve for credit memos	226	192	(80)	—	338
Slow-moving and obsolete inventory reserves	5,539	767	(859)	160	5,607
Accrued product warranty	209	403	(108)	32	536
U.S. foreign tax credits	392	—	(392)	—	—
U.S. tax capital loss	2,132	—	(76)	—	2,056
Foreign net operating loss tax carryforwards	868	79	(56)	46	937

	September 30,	September 30,	September 30,	September 30,	September 30,
For the year ended December 31, 2009:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period

Allowance for doubtful accounts	$498	$322	$(224)	$173	$769
Reserve for credit memos	474	224	(472)	—	226
Slow-moving and obsolete inventory reserves	3,056	2,029	(841)	1,295	5,539
Accrued product warranty	129	81	(6)	5	209
U.S. foreign tax credits	1,453	—	(1,061)	—	392
U.S. tax capital loss	2,152	32	(52)	—	2,132
Foreign net operating loss tax carryforwards	547	412	(87)	(4)	868

(a)	Other additions or deductions relate to translation adjustments. Included in 2010 are opening balances for acquisitions for the allowance for doubtful accounts of $2 thousand. Included in 2009 are opening balances for acquisitions for the following reserves: allowance for doubtful accounts of $117 thousand and $1.3 million for inventory reserves.

Exhibit Index

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

4	Description of Specimen Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.2	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).*

10.3	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.4	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.5	Revolving Credit Agreement between National City Bank (now, PNC Bank, National Association) and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).

10.6	Amendment to the Revolving Credit Agreement between National City Bank (now, PNC Bank, National Association) and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.7	Line of Credit Note and Loan Agreement dated February 5, 2010 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-K filing for the fiscal year ended December 31, 2010).

10.8	Amendment to Loan Agreement dated November 7, 2011 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 8-K current report filing dated November 7, 2011).

10.9	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option Agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).*

10.10	Preformed Line Products Company Chief Executive Officer Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).

10.11	Preformed Line Products Company Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 8-K current report filing dated May 1, 2008).*

10.12	Deferred Shares Plan (incorporated by reference to the Company’s 8-K current report filing dated August 21, 2008).*

10.13	Form of Restricted Shares Grant Agreement (incorporated by reference to the Company’s 10-Q filing for the quarter ended September 30, 2008). *

10.14	Stock and Purchase Agreement, dated October 22, 2009, by and among the Company and Tyco Electronics Group S.A. to acquire the Dulmison business (incorporated by reference to the Company’s 10-K filing for the fiscal year ended December 31, 2009).

10.15	Agreement for sale and purchase of shares in Electropar Limited, dated May 15, 2010, by and among the Company and Tony Lachlan Wallace, Grant Lachlan Wallace and Helen Amelia Wallace; Grant Lachlan Wallace, Tony Lachlan Wallace and Alison Kay Wallace; and Cameron Lachlan Wallace, Grant Lachlan Wallace and Tony Lachlan Wallace (the agreement does not include the schedules and other attachments. Copies will be provided to the SEC upon request) (incorporated by reference to the Company’s 10-Q filing for the quarter ended September 30, 2010).

10.16	Stock Purchase Agreement dated August 17, 2010 by and between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr, dated July 29, 2008 (incorporated by reference to the Company’s 8-K current report filing dated August 17, 2010).

10.17	Stock Purchase Agreement dated May 10, 2011, by and between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr, dated July 29, 2008 (incorporated by reference to the Company’s 8-K current report filing dated May 10, 2011).

10.18	Stock Purchase Agreement dated May 10, 2011, by and between the Company and Bernard L. Karr, Assistant Secretary of the Thomas F. Peterson Foundation (incorporated by reference to the Company’s 8-K current report filing dated May 10, 2011).

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 8-K current report filing dated August 6, 2007).

18.1	Preferability Letter for Change in Assessment Date of Goodwill and Other Indefinite-lived Intangible Assets of Ernst & Young LLP, filed herewith.

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Indicates management contracts or compensatory plan or arrangement.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.