Form 10-Q
period 2012-03-31
PREFORMED LINE PRODUCTS CO
filed 2012-05-08
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of common shares outstanding as of May 3, 2012: 5,331,009.

Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31	December 31
	2012	2011
Thousands of dollars, except share and per share data
ASSETS
Cash and cash equivalents	$29,186	$32,126
Accounts receivable, less allowances of $1,674 ($1,627 in 2011)	74,534	68,949
Inventories—net	91,862	88,613
Deferred income taxes	4,754	5,263
Prepaids	5,824	6,321
Prepaid taxes	1,570	1,933
Other current assets	2,341	2,285

TOTAL CURRENT ASSETS	210,071	205,490

Property, plant and equipment—net	93,102	82,860
Patents and other intangibles—net	15,129	11,352
Goodwill	14,776	12,199
Deferred income taxes	5,813	5,585
Other assets	10,097	9,862

TOTAL ASSETS	$348,988	$327,348

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$1,500	$2,030
Current portion of long-term debt	584	601
Trade accounts payable	26,256	25,630
Accrued compensation and amounts withheld from employees	14,137	11,472
Accrued expenses and other liabilities	14,287	12,510
Accrued profit-sharing and other benefits	2,699	4,686
Dividends payable	1,104	1,095
Income taxes payable and deferred income taxes	2,810	3,809

TOTAL CURRENT LIABILITIES	63,377	61,833

Long-term debt, less current portion	33,652	27,991
Unfunded pension obligation	15,866	15,786
Income taxes payable, noncurrent	1,905	1,835
Deferred income taxes	4,548	3,255
Other noncurrent liabilities	3,942	3,790

SHAREHOLDERS’ EQUITY
PLPC Shareholders’ equity:
Common shares—$2 par value per share, 15,000,000 shares authorized, 5,332,454 and 5,333,630 issued and outstanding, net of 640,638 and 639,138 treasury shares at par, respectively, at March 31, 2012 and December 31, 2011	10,665	10,667
Common shares issued to rabbi trust	(3,807)	(3,812)
Deferred compensation liability	3,807	3,812
Paid in capital	13,239	12,718
Retained earnings	213,451	206,512
Accumulated other comprehensive loss	(11,657)	(17,039)

TOTAL SHAREHOLDERS’ EQUITY	225,698	212,858

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$348,988	$327,348

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three month periods ended March 31
	2012	2011
	(Thousands, except per share data)
Net sales	$108,846	$95,088
Cost of products sold	72,834	62,697

GROSS PROFIT	36,012	32,391

Costs and expenses
Selling	8,896	8,036
General and administrative	12,007	10,962
Research and engineering	3,655	3,362
Other operating (income) expense	(651)	(94)

	23,907	22,266

OPERATING INCOME	12,105	10,125
Other income (expense)
Interest income	137	151
Interest expense	(196)	(211)
Other income	145	184

	86	124

INCOME BEFORE INCOME TAXES	12,191	10,249

Income taxes	4,058	3,395

NET INCOME	8,133	6,854

Net loss attributable to noncontrolling interest, net of tax	—	(144)

NET INCOME ATTRIBUTABLE TO PLPC	$8,133	$6,998

BASIC EARNINGS PER SHARE
Net income attributable to PLPC common shareholders	$1.52	$1.33

DILUTED EARNINGS PER SHARE
Net income attributable to PLPC common shareholders	$1.50	$1.30

Cash dividends declared per share	$0.20	$0.20

Weighted-average number of shares outstanding—basic	5,334	5,272

Weighted-average number of shares outstanding—diluted	5,438	5,400

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three month periods ended March 31
	2012	2011
	(Thousands of dollars)
Net income	$8,133	$6,854

Other comprehensive income, net of tax
Currency translation adjustment	5,273	2,511
Recognized net acturial loss (net of tax provision $67 thousand and $31 thousand for the three months ended March 31, 2012 and 2011)	109	52

Other comprehensive income, net of tax	5,382	2,563

Comprehensive income	13,515	9,417
Less: comprehensive income attributable to noncontrolling interest	—	(13)

Comprehensive income attributable to PLPC	$13,515	$9,404

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Three month periods ended March 31
	2012	2011
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$8,133	$6,854

Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	2,684	2,521
Provision for accounts receivable allowances	172	335
Provision for inventory reserves	944	493
Deferred income taxes	1,550	(517)
Share-based compensation expense	498	645
Excess tax benefits from share-based awards	—	(47)
Other—net	(9)	(69)
Changes in operating assets and liabilities:
Accounts receivable	(3,778)	(5,977)
Inventories	(724)	(8,902)
Trade accounts payables and accrued liabilities	917	1,373
Income taxes payable	(1,644)	1,721
Other—net	(549)	(1,372)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,194	(2,942)

INVESTING ACTIVITIES
Capital expenditures	(9,442)	(2,358)
Business acquisitions, net of cash acquired	(6,176)	—
Proceeds from the sale of property and equipment	3	113
Restricted cash	—	(198)

NET CASH USED IN INVESTING ACTIVITIES	(15,615)	(2,443)

FINANCING ACTIVITIES
Increase in notes payable to banks	5,163	7,847
Payments of long-term debt	(158)	(199)
Dividends paid	(1,095)	(1,087)
Excess tax benefits from share-based awards	—	47
Proceeds from issuance of common shares	24	79
Purchase of common shares for treasury	(93)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,841	6,687

Effects of exchange rate changes on cash and cash equivalents	640	189

Net increase (decrease) in cash and cash equivalents	(2,940)	1,491

Cash and cash equivalents at beginning of year	32,126	22,655

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,186	$24,146

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share data, unless specifically noted

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Preformed Line Products Company and subsidiaries (the “Company” or “PLPC”) have been prepared in accordance with United States of America (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s 2011 Annual Report on Form 10-K filed on March 14, 2012 with the Securities and Exchange Commission.

NOTE B—OTHER FINANCIAL STATEMENT INFORMATION

Inventories—net

	March 31	December 31
	2012	2011
Finished products	$44,348	$42,382
Work-in-process	8,802	9,196
Raw materials	48,502	46,700

	101,652	98,278
Excess of current cost over LIFO cost	(5,767)	(5,611)
Noncurrent portion of inventory	(4,023)	(4,054)

	$91,862	$88,613

Cost of inventories for certain material are determined using the last-in-first-out (LIFO) method and totaled approximately $29.2 million at March 31, 2012 and $28.3 million at December 31, 2011. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three month period ended March 31, 2012, the net increase in LIFO inventories resulted in a $.2 million charge to income before income taxes. During the three month period ended March 31, 2011, the net reduction in LIFO inventories resulted in less than a $.1 million benefit to income before income taxes.

Noncurrent inventory is included in other assets on the consolidated balance sheets.

Property, plant and equipment—net

Major classes of property, plant and equipment are stated at cost and were as follows:

	March 31	December 31
	2012	2011
Land and improvements	$14,566	$10,283
Buildings and improvements	59,821	56,303
Machinery and equipment	130,448	125,668
Construction in progress	7,979	6,447

	212,814	198,701
Less accumulated depreciation	119,712	115,841

	$93,102	$82,860

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

NOTE C—PENSION PLANS

PLP-USA hourly employees of the Company who meet specific requirements as to age and service are covered by a defined benefit pension plan. The Company uses a December 31 measurement date for this plan. Net periodic benefit cost for this plan included the following components:

	Three month period ended March 31
	2012	2011
Service cost	$299	$230
Interest cost	344	327
Expected return on plan assets	(298)	(272)
Recognized net actuarial loss	176	83

Net periodic benefit cost	$521	$368

During the three month period ended March 31, 2012, $.3 million of contributions were made to the plan. The Company presently anticipates contributing an additional $1.9 million to fund the plan in 2012.

NOTE D—COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income attributable to PLPC common shareholders by the weighted-average number of common stock outstanding for each respective period. Diluted earnings per share were calculated by dividing net income attributable to PLPC common shareholders by the weighted-average of all potentially dilutive common stock that were outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three month periods ended March 31, 2012 and 2011 were as follows:

	For the three month period ended March 31
	2012	2011
Numerator
Amount attributable to PLPC shareholders
Net income attributable to PLPC	$8,133	$6,998

Denominator
Determination of shares
Weighted-average common shares outstanding	5,334	5,272
Dilutive effect—share-based awards	104	128

Diluted weighted-average common shares outstanding	5,438	5,400

Earnings per common share attributable to PLPC shareholders
Basic	$1.52	$1.33

Diluted	$1.50	$1.30

For the three month period ended March 31, 2012 and 2011, 14,500 and 9,500, stock options, respectively, were excluded from the calculation of diluted earnings per shares due to the average market price being lower than the exercise price plus any unearned compensation on unvested options, and as such they are anti-dilutive. For the three month periods ended March 31, 2012 and 2011, 1,311 and zero restricted shares, respectively, were excluded from the calculation of diluted earnings per shares due to the average market price being lower than the exercise price plus any unearned compensation on unvested options, and as such they are anti-dilutive.

NOTE E—GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,819	$(3,910)	$4,819	$(3,836)
Land use rights	1,329	(107)	1,259	(97)
Trademark	1,657	(379)	965	(364)
Customer backlog	548	(526)	504	(504)
Technology	2,907	(183)	1,784	(77)
Customer relationships	10,715	(1,741)	8,450	(1,551)

	$21,975	$(6,846)	$17,781	$(6,429)

Indefinite-lived intangible assets
Goodwill	$14,776		$12,199

The aggregate amortization expense for other intangibles with finite lives for the three month periods ended March 31, 2012 and 2011 was $.4 million for each period. Amortization expense is estimated to be $1.1 million for 2012, $1.5 million for 2013, $1.4 million for 2014, $1.1 million for 2015 and $1 million for 2016. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 3.2 years: land use rights, 64.3 years; trademark, 13.6 years; technology, 18.8 years and customer relationships, 15.8 years.

The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. There were no trigger events during the three month period ended March 31, 2012. The Company performs its annual impairment test for goodwill utilizing a discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly different. However, the Company believes that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.

The Company’s only intangible asset with an indefinite life is goodwill. The change to goodwill is related to foreign currency translation and two acquisitions. The changes in the carrying amount of goodwill, by segment, for the three month period ended March 31, 2012, are as follows:

	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2012	$3,078	$1,029	$8,092	$12,199
Additions	—	271	1,873	2,144
Currency translation	—	90	343	433

Balance at March 31, 2012	$3,078	$1,390	$10,308	$14,776

NOTE F—SHARE-BASED COMPENSATION

The 1999 Stock Option Plan

The 1999 Stock Option Plan (the “Plan”) permitted the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At March 31, 2012 there were no shares remaining to be issued under the plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.

There were no shares granted for the three month periods ended March 31, 2012 and 2011.

Activity in the Plan for the three month period ended March 31, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	49,907	$34.18
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding (vested and expected to vest) at March 31, 2012	49,907	$34.39	4.3	$1,553

Exercisable at March 31, 2012	47,782	$34.18	4.1	$1,497

There were zero and 1,500 stock options exercised during the three month period ended March 31, 2012 and 2011, respectively. The total intrinsic value of stock options exercised during the three month period ended March 31, 2011 was less than $.1 million. Cash received for the exercise of stock options during the three month period ended March 31, 2011 was $.1 million. Excess tax benefits from share-based awards for the three month period ended March 31, 2011 was $0.

For the three month periods ended March 31, 2012 and 2011, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by less than $.1 million for each period. The total compensation cost related to nonvested awards not yet recognized at March 31, 2012 is expected to be less than $.1 million over a weighted-average period of .6 years.

Long Term Incentive Plan of 2008

Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers, and directors are eligible to receive awards of options and restricted shares. The purpose of this LTIP is to give the Company and its subsidiaries a competitive advantage in attracting, retaining, and motivating officers, employees, and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. As of March 31, 2012, the total number of common shares reserved for awards under the LTIP is 900,000. Of the 900,000 common shares, 800,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options. The LTIP expires on April 17, 2018.

Restricted Share Awards

For all of the participants except the CEO, a portion of the restricted share award is subject to time-based cliff vesting and a portion is subject to vesting based upon the Company’s performance over a three year period. All of the CEO’s restricted shares are subject to vesting based upon the Company’s performance over a three year period.

The restricted shares are offered at no cost to the employees; however, the participant must remain employed with the Company until the restrictions on the restricted shares lapse. The fair value of restricted share awards is based on the market price of a common share on the grant date. The Company currently estimates that no awards will be forfeited. Dividends declared are accrued in cash dividends.

A summary of the restricted share awards under the LTIP for the three month period ended March 31, 2012 is as follows:

	Restricted Share Awards
	Performance and Service Required	Service Required	Total Restricted Awards	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2012	128,567	14,078	142,645	$37.75
Granted	41,627	4,588	46,215	61.52
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested as of March 31, 2012	170,194	18,666	188,860	$43.57

For time-based restricted shares, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in general and administrative expense in the accompanying statement of consolidated income. Compensation expense related to the time-based restricted shares for the three month periods ended March 31, 2012 and 2011 was $.1 million for both periods. As of March 31, 2012, there was $.5 million of total unrecognized compensation cost related to time-based restricted share awards that is expected to be recognized over the weighted-average remaining period of approximately 2.2 years.

For the performance-based awards, the number of restricted shares that will vest depends on the Company’s level of performance measured by growth in pretax income and sales growth over a requisite performance period. Depending on the extent to which the performance criterions are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the three month periods ended March 31, 2012 and 2011 was $.5 million for each period. As of March 31, 2012, the remaining performance-based restricted share awards compensation expense of $4.6 million is expected to be recognized over a period of approximately 2.2 years.

The excess tax benefits from restricted share awards for the three month periods ended March 31, 2012 and 2011 was $0 and less than $.1 million, as reported on the consolidated statements of cash flows in financing activities, and represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for restricted shares vested in the current period.

In the event of a Change in Control, vesting of the restricted shares will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a maximum potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.

To satisfy the vesting of its restricted share awards, the Company has reserved new shares from its authorized but unissued shares. Any additional awards granted will also be issued from the Company’s authorized but unissued shares. As of March 31, 2012, under the LTIP there were 483,319 common shares available for additional restricted share grants.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in shares of common stock of the Company at a later date instead of fees paid each quarter in cash. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. Second, this plan allows certain Company employees to defer LTIP restricted shares for future distribution in the form of common shares. As of March 31, 2012, 109,031 LTIP shares have been deferred and are being held by the rabbi trust.

Share Option Awards

The LTIP permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At March 31, 2012 there were 65,000 shares remaining available for issuance under the LTIP. Options issued to date under the LTIP vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.

There were no options granted for the three month periods ended March 31, 2012 and 2011.

Activity in the Company’s LTIP for the three month period ended March 31, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	27,000	$48.21
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding (vested and expected to vest) at March 31, 2012	27,000	$48.21	9.1	$1,224

Exercisable at March 31, 2012	7,500	$42.76	8.2	$171

There were no stock options exercised under the LTIP Plan during the three month periods ended March 31, 2012 and 2011. There were no excess tax benefits from share-based options for the three month periods ended March 31, 2012 and 2011.

For the three month periods ended March 31, 2012 and 2011, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by $.1 million and less than $.1 million, respectively. The total compensation cost related to nonvested awards not yet recognized at March 31, 2012 is expected to be a combined total of $.3 million over a weighted-average period of approximately 2.4 years.

NOTE G—FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At March 31, 2012, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the three month period ended March 31, 2012. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	March 31, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$34,303	$34,236	$28,659	$28,592

As a result of being a global company, the Company’s earnings, cash flows and financial position are exposed to foreign currency risk. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency risks. The Company accounts for derivative instruments and hedging activities as either assets or liabilities in the consolidated balance sheet and carries these instruments at fair value. The Company does not enter into any trading or speculative positions with regard to derivative instruments. At March 31, 2012, the Company had one immaterial derivative outstanding.

Foreign currency derivative instruments outstanding are not designated as hedges for accounting purposes. The gains and losses related to mark-to-market adjustments are recognized as other operating (income) expense on the statement of consolidated income during the period in which the derivative instruments were outstanding.

As part of the January 31, 2012 Purchase Agreement to acquire Australian Electricity Systems PTY Ltd (AES), the Company may be required to make an additional earn-out consideration payment of AUD $1.1 million or $1.2 million US dollar. This amount represents the fair value of the earn-out consideration based on AES achieving a financial performance target over twelve months ending June 30, 2012. The calculation of the fair value of the earn-out consideration is based upon seven months (June 1, 2011 through January 31, 2012) of actual Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and five months (February 1, 2012 through June 30, 2012) of estimated EBITDA and will be paid based on actual EBITDA for the twelve month period. The fair value of the contingent consideration arrangement is determined by estimating the expected (probability-weighted) earn-out payment which is discounted to present value and is considered a level three input. The discounted cash flow utilized weighted average inputs, including a risk-based discount rate of 11.5%. Based upon our initial evaluation of the range of outcomes for this contingent consideration, we have accrued $1.2 million for the additional earn-out consideration payment as of the acquisition date, and as part of the purchase price. The Company accrued the additional earn-out consideration as of the acquisition date in the Accrued expenses and other liabilities line of the consolidated balance sheet.

NOTE H—RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (FASB) issued accounting standards updates (ASU) 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company’s measurement date for its annual impairment test is October 1 of each year. The adoption of this ASU is not expected to impact the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (IFRSs) to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and IFRS. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and are applied prospectively. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). The amendments in ASU 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both instances, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The Company adopted this guidance on January 1, 2012, presenting other comprehensive income in a separate statement following the Statement of Consolidated Income. The adoption of this guidance concerns disclosure only and did not have an impact on the Company’s consolidated financial position or results of operations.

NOTE I—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Changes to GAAP are established by the FASB in the form of ASU’s to the FASB’s Accounting Standards Codification (ASC).

The Company considers the applicability and impact of all ASU’s. We assessed the ASU’s and determined each to be either not applicable or have minimal impact on the Company’s consolidated financial position and results of operations.

NOTE J—SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three month periods ended March 31, 2012 and 2011. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three month period ended March 31
	2012	2011
Net sales
PLP-USA	$41,162	$31,937
The Americas	23,902	20,539
EMEA	13,878	15,279
Asia-Pacific	29,904	27,333

Total net sales	$108,846	$95,088

Intersegment sales
PLP-USA	$2,891	$2,291
The Americas	2,208	2,081
EMEA	932	417
Asia-Pacific	2,927	3,218

Total intersegment sales	$8,958	$8,007

Income taxes
PLP-USA	$2,636	$1,340
The Americas	901	640
EMEA	427	541
Asia-Pacific	94	874

Total income taxes	$4,058	$3,395

Net income
PLP-USA	$4,233	$1,988
The Americas	2,094	1,334
EMEA	1,620	1,491
Asia-Pacific	186	2,041

Total net income	8,133	6,854
Loss attributable to noncontrolling interest, net of tax	—	(144)

Net income attributable to PLPC	$8,133	$6,998

	March 31	December 31
	2012	2011
Assets
PLP-USA	$88,027	$82,478
The Americas	74,600	72,908
EMEA	50,977	47,098
Asia-Pacific	135,068	124,541

	348,672	327,025
Corporate assets	316	323

Total assets	$348,988	$327,348

NOTE K—INCOME TAXES

The Company’s effective tax rate was 33% for the three month periods ended March 31, 2012 and 2011, respectively. The lower effective tax rate for the three month period ended March 31, 2012 compared to the U.S. federal statutory tax rate of 35% is primarily due to increased earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate in jurisdictions where such earnings are permanently reinvested.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. No significant changes to the valuation allowance were reflected for the period ended March 31, 2012.

As of March 31, 2012, the Company had gross unrecognized tax benefits of approximately $1 million and there were no significant changes during the period ended March 31, 2012. Under the Provisions of ASC 740 Income Taxes, the Company may decrease its unrecognized tax benefits by $.2 million within the next twelve months due to expiration of statutes of limitations.

NOTE L—PRODUCT WARRANTY RESERVE

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

The following is a rollforward of the product warranty reserve:

	March 31, 2012	December 31, 2011
Balance at the beginning of period	$824	$536
Additions charged to income	422	1,968
Warranty usage	(182)	(1,467)
Currency translation	40	(213)

End of period balance	$1,104	$824

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business operations are aligned into four operating segments to better capitalize on business development opportunities, improve ongoing services, enhance the utilization of our worldwide resources and global sourcing initiatives and manage the Company better. We report our segments in four geographic regions: PLP-USA, The Americas (includes operations in North and South America without PLP-USA), EMEA (Europe, Middle East & Africa) and Asia-Pacific in accordance with accounting standards codified in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, Segment Reporting. Each segment distributes a full range of our primary products. Our PLP-USA segment is comprised of our U.S. operations manufacturing our traditional products primarily supporting our domestic energy and telecommunications products. Our other three segments, The Americas, EMEA and Asia-Pacific, support our energy, telecommunications, data communication and solar products in each respective geographical region.

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

PREFACE

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that is useful to the assessment of our performance and operating trends.

Highlights:

•	Net sales increased 14% to $108.8 million, compared to $95.1 million in 2011.

•	Year to date operating income increased $2 million to $12.1 million from $10.1 million in 2011.

•	Net income was $8.1 million for the three month period ended March 31, 2012 compared to $6.9 million for the three month period ended March 31, 2011.

•	Diluted earnings per share were $1.50 per share in 2012 compared to $1.30 per share in 2011.

•	Bank debt to equity ratio is 16%.

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weaken against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into less dollars. The fluctuations of foreign currencies during the three month period ended March 31, 2012 had an unfavorable impact on net sales of $.8 million as compared to 2011. For the three month period ended March 31, 2012, net sales of $108.8 million increased $13.8 million, or 14%, compared to 2011. As the U.S. dollar strengthened against most currencies, the net sales increase for the three month period ended March 31, 2012 was primarily attributable to global business combinations, new business, and higher demand levels. As a percentage of net sales, gross profit was 33.1% and 34.1% of net sales for the three month periods ended March 31, 2012 and 2011, respectively. Excluding the effect of currency translation, gross profit increased $3.6 million, or 11%, compared to 2011. Excluding the effect of currency translation, costs and expenses of $23.9 million increased $1.6 million, or 7%, compared to 2011. Excluding the effect of currency translation and as a result of the preceding factors, operating income for the three month period ended March 31, 2012 of $12.1 million increased $2 million compared to 2011. Net income for the three month period ended March 31, 2012 of $8.1 million increased $1.3 million compared to 2011. Excluding the effect of currency translation, net income increased $1.5 million compared to 2011.

Despite the global economic conditions, we are seeing an improvement in our global marketplace and our financial condition continues to remain strong. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 16% and can borrow needed funds at an attractive interest rate under our credit facility.

THREE MONTH PERIOD ENDED MARCH 31, 2012 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2011

The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the three month periods ended March 31, 2012 and 2011. The Company’s past operating results are not necessarily indicative of future operating results.

	Three month period ended March 31
Thousands of dollars	2012		2011		Change
Net sales	$108,846	100%	$95,088	100%	$13,758
Cost of products sold	72,834	67%	62,697	66%	10,137

GROSS PROFIT	36,012	33%	32,391	34%	3,621
Costs and expenses	23,907	22%	22,266	23%	1,641

OPERATING INCOME	12,105	11%	10,125	11%	1,980
Other income (expense)	86	0%	124	0%	(38)

INCOME BEFORE INCOME TAXES	12,191	11%	10,249	11%	1,942
Income taxes	4,058	4%	3,395	4%	663

NET INCOME	$8,133	7%	$6,854	7%	$1,279

Net sales. For the three month period ended March 31, 2012, net sales were $108.8 million, an increase of $13.8 million, or 14%, from the three month period ended March 31, 2011. Excluding the effect of currency translation, net sales increased 15% as summarized in the following table:

	Three month period ended March 31
				Change	Change
thousands of dollars				due to	excluding
				currency	currency	%
	2012	2011	Change	translation	tranlation	change
Net sales
PLP-USA	$41,162	$31,937	$9,225	$—	$9,225	29%
The Americas	23,902	20,539	3,363	(1,133)	4,496	22
EMEA	13,878	15,279	(1,401)	(912)	(489)	(3)
Asia-Pacific	29,904	27,333	2,571	1,224	1,347	5

Consolidated	$108,846	$95,088	$13,758	$(821)	$14,579	15%

The increase in PLP-USA net sales of $9.2 million, or 29%, was primarily due to price/mix increases of $3.9 million and volume increases of $5.3 million. International net sales for the three month period ended March 31, 2012 were unfavorably affected by $.8 million when local currencies were converted to U.S. dollars. The following discussions of changes in net sales exclude the effect of currency translation. The Americas net sales of $23.9 million increased $4.5 million, or 22%, primarily related to a stronger overall market demand in the region related to energy and telecommunication sales partially offset by a decrease in solar sales of $.8 million. EMEA net sales of $13.9 million decreased $.5 million, or 3%, primarily due to a one-off solar related sale in 2011 at our Spain facility partially offset by an increase in sales volume in the region. In Asia-Pacific, net sales of $29.9 million increased $1.4 million, or 5%, compared to 2011. The increase in net sales was primarily due to the net sales of $1.7 million related to an acquisition entered into on January 31, 2012 partially offset by slightly lower sales volume in the region.

Gross profit. Gross profit of $36 million for the three month period ended March 31, 2012 increased $3.6 million, or 11%, compared to the three month period ended March 31, 2011. Excluding the effect of currency translation, gross profit increased 12% as summarized in the following table:

	Three month period ended March 31
				Change	Change
thousands of dollars				due to	excluding
				currency	currency	%
	2012	2011	Change	translation	translation	change
Gross profit
PLP-USA	$15,397	$11,308	$4,089	$—	$4,089	36%
The Americas	7,451	6,199	1,252	(380)	1,632	26
EMEA	4,859	5,129	(270)	(290)	20	—
Asia-Pacific	8,305	9,755	(1,450)	302	(1,752)	(18)

Consolidated	$36,012	$32,391	$3,621	$(368)	$3,989	12%

PLP-USA gross profit of $15.4 million increased $4.1 million compared to 2011. PLP-USA gross profit increased $4.1 million due to higher net sales coupled with an improvement in production margins partially offset by higher material costs and an increase in employee related costs of $.5 million, of which $.2 million related to higher pension costs for the three month period ended March 31, 2012. International gross profit for the three month period ended March 31, 2012 was unfavorably impacted by $.4 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effect of currency translation. The Americas gross profit increase of $1.6 million was primarily the result of $1.8 million from higher net sales partially offset by lower production margins of $.2 million. The EMEA gross profit remained relatively unchanged as a result of $.3 million from lower net sales offset by better product margins in the region. Asia-Pacific gross profit of $8.3 million decreased $1.8 million compared to 2011. Asia-Pacific’s gross profit decreased due to a lower product margins of $4 million partially offset by $2.2 million from higher net sales.

Costs and expenses. Costs and expenses of $23.9 million for the three month period ended March 31, 2012 increased $1.6 million, or 7%, compared to 2011. Excluding the effect of currency translation, costs and expenses increased 8% as summarized in the following table:

	Three month period ended March 31
				Change	Change
thousands of dollars				due to	excluding
				currency	currency	%
	2012	2011	Change	translation	translation	change
Costs and expenses
PLP-USA	$10,317	$9,832	$485	$—	$485	5%
The Americas	4,002	3,880	122	(167)	289	7
EMEA	2,519	2,711	(192)	(193)	1	—
Asia-Pacific	7,069	5,843	1,226	300	926	16

Consolidated	$23,907	$22,266	$1,641	$(60)	$1,701	8%

PLP-USA costs and expenses increased $.5 million primarily due to an increase in employee related costs of $.3 million, commissions of $.4 million, higher travel expenses of $.2 million, and an increase in repairs and maintenance of $.1 million partially offset by changes in net foreign currency exchange of $.5 million. International costs and expenses for the three month period ended March 31, 2012 were favorably impacted by less than $.1 million when local currencies were translated to U.S. dollar. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses increased $.3 million primarily due to an increase in personnel related costs in the region partially offset by $.1 million related to lower sales commissions coupled with $.1 million related to net foreign currency exchange gains in 2011. EMEA costs and expenses were unchanged compared to 2011. Asia-Pacific costs and expenses increased $.9 million compared to 2011. An acquisition on January 31, 2012 added $.4 million to costs and expenses compared to 2011. The remaining increase in Asia-Pacific costs and expenses were due to personnel related costs in the region partially offset by a net foreign currency exchange gain of $.1 million. Overall, costs and expenses for the three month periods ended March 31, 2012 and 2011 included $.3 million and $.2 million, respectively, related to aggregate amortization expense of intangible assets acquired in our business combinations.

Other income (expense). Other income (expense) for the three month period ended March 31, 2012 of $.1 million remained relatively unchanged compared to 2011.

Income taxes. Income taxes for the three month period ended March 31, 2012 of $4.1 million was $.7 million higher than 2011. The effective tax rate for the three month periods ended March 31, 2012 and March 31, 2011 was 33%. The effective tax rate for three month periods ended March 31, 2012 and 2011 is lower than the U.S. federal statutory rate of 35% primarily due to earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate in jurisdictions where such earnings are permanently reinvested.

Net income. As a result of the preceding items, net income for the three month period ended March 31, 2012 was $8.1 million, compared to $6.9 million for the three month period ended March 31, 2011. Excluding the effect of currency translation, net income increased $1.5 million as summarized in the following table:

	Three month period ended March 31
				Change	Change
thousands of dollars				due to	excluding
				currency	currency	%
	2012	2011	Change	translation	translation	change
Net income
PLP-USA	$4,233	$1,988	$2,245	$—	$2,245	113%
The Americas	2,094	1,334	760	(113)	873	65
EMEA	1,620	1,491	129	(57)	186	12
Asia-Pacific	186	2,041	(1,855)	(35)	(1,820)	(89)

Consolidated	$8,133	$6,854	$1,279	$(205)	$1,484	22%

PLP-USA net income increased $2.2 million due to a $3.7 million increase in operating income partially offset by an increase in income taxes of $1.3 million and a decrease in other income. International net income for the three month period ended March 31, 2012 was unfavorably affected by $.2 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income increased $.9 million as a result of an increase in operating income of $1.2 million partially offset by an increase in income taxes. EMEA net income increased $.2 million primarily as a result of an increase in operating income of $.1 million coupled with lower income taxes. Asia-Pacific net income decreased $1.8 million primarily as a result of a decrease in operating income of $2.7 million partially offset by a decrease in income taxes.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2011 and are, therefore, not presented herein.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Cash decreased $2.9 million for the three month period ended March 31, 2012. Net cash provided by operating activities was $8.2 million. The major investing and financing uses of cash were capital expenditures of $9.4 million, dividends of $1.1 million and acquisitions, net of cash, of $6.2 million offset by net borrowings of $5.2 million.

Net cash provided by operating activities for the three month period ended March 31, 2012 increased $11.1 million compared to the three month period ended March 31, 2011 primarily as a result of lower increases in operating assets (net of operating liabilities) of $7.4 million, increase in non-cash items of $2.4 million and an increase in net income of $1.3 million.

Net cash used in investing activities for the three month period ended March 31, 2012 of $15.6 million represents an increase of $13.2 million when compared to cash used in investing activities in the three month period ended March 31, 2011. The increase was primarily related to business acquisitions payments of $6.2 million and capital expenditure increases of $7.1 million in the three month period ended March 31, 2012 when compared to the same period in 2011. In January 2012, we purchased Australian Electricity Systems PTY Ltd for $5.3 million, net of cash received and working capital adjustments. In March 2012, we purchased all of the assets of Forma Line Industries CC in South Africa for $.8 million, net of cash received and working capital adjustments. Capital expenditures increased due mostly to purchase of land and building and an information technology system implementation at our Asia-Pacific segment, purchase of building and land at our EMEA segment and building and land and machinery and equipment at our PLP-USA segment

Cash provided by financing activities for the three month period ended March 31, 2012 was $3.8 million compared to $6.7 million for the three month period ended March 31, 2011. The decrease of $2.8 million was primarily a result of lower debt borrowings in 2012 compared to 2011.

Our financial position remains strong and our current ratio was 3.3 to 1 at March 31, 2012 and December 31, 2011. At March 31, 2012, our unused availability under our main credit facility was $36.6 million and our bank debt to equity ratio was 16%. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At March 31, 2012, we were in compliance with these covenants.

We expect that our major sources of funding for 2012 and beyond will be our operating cash flows and our existing cash and cash equivalents. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our borrowing capacity provides substantial financial resources. We do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued accounting standards updates (ASU) 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Our measurement date for our annual impairment test is October 1 of each year. The adoption of this ASU is not expected to impact our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (IFRSs) to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and IFRS. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and are applied prospectively. The adoption of ASU 2011-04 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). The amendments in ASU 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both instances, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. We adopted this guidance on January 1, 2012, presenting other comprehensive income in a separate statement following the Statement of Consolidated Income. The adoption of this guidance concerns disclosure only and did not have an impact on our consolidated financial position or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Changes to GAAP are established by the FASB in the form of ASU’s to the FASB’s Accounting Standards Codification (ASC).

We consider the applicability and impact of all ASU’s. We assessed the ASU’s and determined each to be either not applicable or have minimal impact on our consolidated financial position and results of operations.

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

•	The continued support by Federal, State, Local and Foreign Governments in incentive programs for upgrading electric transmission lines and promoting renewable energy deployment;

•	Those factors described under the heading “Risk Factors” on page 13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 14, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2012, the Company had one immaterial foreign currency forward exchange contract outstanding. The Company does not hold derivatives for trading purposes.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $35.7 million at March 31, 2012. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.3 million for the three month period ended March 31, 2012.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $6.2 million and on income before tax of less than $.1 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2012 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 14, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 4, 2010, the Company announced that the Board of Directors authorized a plan to repurchase up to 250,000 of Preformed Line Products common shares. The repurchase plan does not have an expiration date. The following table includes repurchases for the three month period ended March 31, 2012.

Period (2012)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January	—	—	73,827	176,173
February	—	—	73,827	176,173
March	1,500	$62.01	75,327	174,673

Total	1,500

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Executive Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Executive Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2012	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 8, 2012	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer and Vice President—Finance (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Executive Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Executive Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.