Form 10-Q
period 2012-06-30
PREFORMED LINE PRODUCTS CO
filed 2012-08-09
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding as of August 6, 2012: 5,330,018

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

Thousands of dollars, except share and per share data	June 30 2012	December 31 2011
ASSETS
Cash and cash equivalents	$30,398	$32,126
Accounts receivable, less allowances of $1,887 ($1,627 in 2011)	73,343	68,949
Inventories - net	88,685	88,613
Deferred income taxes	6,111	5,263
Prepaids	5,822	6,321
Prepaid taxes	2,402	1,933
Other current assets	2,824	2,285

TOTAL CURRENT ASSETS	209,585	205,490

Property, plant and equipment - net	88,360	82,860
Patents and other intangibles - net	14,309	11,352
Goodwill	15,116	12,199
Deferred income taxes	5,975	5,585
Other assets	9,613	9,862

TOTAL ASSETS	$342,958	$327,348

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$281	$2,030
Current portion of long-term debt	453	601
Trade accounts payable	26,342	25,630
Accrued compensation and amounts withheld from employees	15,416	11,472
Accrued expenses and other liabilities	14,674	12,510
Accrued profit-sharing and other benefits	4,231	4,686
Dividends payable	1,104	1,095
Income taxes payable and deferred income taxes	4,024	3,809

TOTAL CURRENT LIABILITIES	66,525	61,833

Long-term debt, less current portion	25,464	27,991
Unfunded pension obligation	15,877	15,786
Income taxes payable, noncurrent	1,939	1,835
Deferred income taxes	4,290	3,255
Other noncurrent liabilities	3,855	3,790

SHAREHOLDERS’ EQUITY
PLPC Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,333,018 and 5,333,630 issued and outstanding, net of 642,388 and 639,138 treasury shares at par, respectively, at June 30, 2012 and December 31, 2011	10,666	10,667
Common shares issued to rabbi trust	(3,847)	(3,812)
Deferred compensation liability	3,847	3,812
Paid in capital	14,190	12,718
Retained earnings	218,844	206,512
Accumulated other comprehensive loss	(18,692)	(17,039)

TOTAL SHAREHOLDERS’ EQUITY	225,008	212,858

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$342,958	$327,348

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three month periods ended June 30		Six month periods ended June 30
	2012	2011	2012	2011
	(Thousands, except per share data)
Net sales	$111,940	$114,530	$220,786	$209,618
Cost of products sold	74,974	77,824	147,808	140,521

GROSS PROFIT	36,966	36,706	72,978	69,097

Costs and expenses
Selling	9,506	9,272	18,402	17,308
General and administrative	12,149	11,780	24,156	22,742
Research and engineering	3,747	3,215	7,402	6,577
Other operating (income) expense	1,890	(694)	1,239	(788)

	27,292	23,573	51,199	45,839

OPERATING INCOME	9,674	13,133	21,779	23,258

Other income (expense)
Interest income	179	140	316	291
Interest expense	(149)	(266)	(345)	(477)
Other income	209	43	354	227

	239	(83)	325	41

INCOME BEFORE INCOME TAXES	9,913	13,050	22,104	23,299

Income taxes	3,317	4,520	7,375	7,915

NET INCOME	6,596	8,530	14,729	15,384

Net loss attributable to noncontrolling interest, net of tax	0	144	0	0

NET INCOME ATTRIBUTABLE TO PLPC	$6,596	$8,386	$14,729	$15,384

BASIC EARNINGS PER SHARE
Net income attributable to PLPC common shareholders	$1.24	$1.59	$2.76	$2.92

DILUTED EARNINGS PER SHARE
Net income attributable to PLPC common shareholders	$1.21	$1.55	$2.71	$2.85

Cash dividends declared per share	$0.20	$0.20	$0.40	$0.40

Weighted-average number of shares outstanding - basic	5,332	5,263	5,333	5,268

Weighted-average number of shares outstanding - diluted	5,441	5,393	5,440	5,390

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three month periods ended June 30		Six month periods ended June 30
	2012	2011	2012	2011
	(Thousands of dollars)
Net income	$6,596	$8,530	$14,729	$15,384

Other comprehensive income (loss), net of tax
Currency translation adjustment	(7,159)	3,127	(1,886)	5,638
Recognized net acturial loss (net of tax provision $75 and $31 for the three months ended June 30, 2012 and 2011, and net of tax provision $142 and $78 for the six months ended June 30, 2012 and 2011)	124	76	233	128

Other comprehensive income (loss), net of tax	(7,035)	3,203	(1,653)	5,766

Comprehensive income (loss)	(439)	11,733	13,076	21,150
Less: comprehensive income attributable to noncontrolling interest	0	(37)	0	(50)

Comprehensive income (loss) attributable to PLPC	$(439)	$11,696	$13,076	$21,100

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Six month periods ended June 30
	2012	2011
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$14,729	$15,384

Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	5,423	5,076
Provision for accounts receivable allowances	652	631
Provision for inventory reserves	1,155	814
Deferred income taxes	(642)	(690)
Share-based compensation expense	1,334	1,458
Excess tax benefits from share-based awards	0	(190)
Loss (gain) on sale of property and equipment	(135)	58
Other - net	(14)	(19)
Changes in operating assets and liabilities:
Accounts receivable	(4,998)	(17,475)
Inventories	(2,037)	(9,689)
Trade accounts payables and accrued liabilities	8,604	7,518
Income taxes payable	(535)	2,755
Other - net	(1,089)	(3,497)

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,447	2,134

INVESTING ACTIVITIES
Capital expenditures	(12,893)	(6,504)
Business acquisitions, net of cash acquired	(5,173)	0
Proceeds from the sale of property and equipment	1,902	168
Restricted cash	0	(330)

NET CASH USED IN INVESTING ACTIVITIES	(16,164)	(6,666)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	(4,102)	9,990
Payments of long-term debt	(306)	(924)
Dividends paid	(2,200)	(2,189)
Excess tax benefits from share-based awards	0	190
Earn-out consideration payment	(1,148)	0
Proceeds from issuance of common shares	145	958
Purchase of common shares for treasury	(195)	(2,518)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(7,806)	5,507

Effects of exchange rate changes on cash and cash equivalents	(205)	(13)

Net increase (decrease) in cash and cash equivalents	(1,728)	962

Cash and cash equivalents at beginning of year	32,126	22,655

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,398	$23,617

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

NOTE B – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	June 30 2012	December 31 2011
Finished products	$42,812	$42,382
Work-in-process	9,349	9,196
Raw materials	45,686	46,700

	97,847	98,278
Excess of current cost over LIFO cost	(5,613)	(5,611)
Noncurrent portion of inventory	(3,549)	(4,054)

	$88,685	$88,613

Cost of inventories for certain materials are determined using the last-in-first-out (LIFO) method and totaled approximately $28.5 million at June 30, 2012 and $28.3 million at December 31, 2011. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three and six month periods ended June 30, 2012, the net change in LIFO inventories resulted in $.2 million benefit to income before income taxes and a less than $.1 million charge to income before income taxes, respectively. During the three and six month periods ended June 30, 2011, the net increase in LIFO inventories resulted in a $.6 million and $.5 million charge to income before income taxes, respectively.

Noncurrent inventory is included in other assets on the consolidated balance sheets.

Property, plant and equipment - net

Major classes of property, plant and equipment are stated at cost and were as follows:

	June 30	December 31
	2012	2011
Land and improvements	$12,920	$10,283
Buildings and improvements	57,942	56,303
Machinery and equipment	128,664	125,668
Construction in progress	8,281	6,447

	207,807	198,701
Less accumulated depreciation	119,447	115,841

	$88,360	$82,860

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

NOTE C – PENSION PLANS

PLP-USA hourly employees of the Company who meet specific requirements as to age and service are covered by a defined benefit pension plan. The Company uses a December 31 measurement date for this plan. Net periodic benefit cost for this plan included the following components:

	Three month period ended June 30		Six month period ended June 30
	2012	2011	2012	2011
Service cost	$351	$272	$650	$502
Interest cost	361	359	705	686
Expected return on plan assets	(295)	(272)	(593)	(544)
Recognized net actuarial loss	199	123	375	206

Net periodic benefit cost	$616	$482	$1,137	$850

During the six month period ended June 30, 2012, $.7 million of contributions were made to the plan. The Company presently anticipates contributing an additional $1.5 million to fund the plan in 2012.

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

The calculation of basic and diluted earnings per share for the three and six month periods ended June 30, 2012 and 2011 were as follows:

	For the three month period ended June 30		For the six month period ended June 30
	2012	2011	2012	2011
Numerator
Amount attributable to PLPC shareholders
Net income attributable to PLPC	$6,596	$8,386	$14,729	$15,384

Denominator
Determination of shares
Weighted-average common shares outstanding	5,332	5,263	5,333	5,268
Dilutive effect - share-based awards	109	130	107	122

Diluted weighted-average common shares outstanding	5,441	5,393	5,440	5,390

Earnings per common share attributable to PLPC shareholders
Basic	$1.24	$1.59	$2.76	$2.92

Diluted	$1.21	$1.55	$2.71	$2.85

For the three and six month period ended June 30, 2012, 25,750 and 22,750, stock options, respectively, were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price plus any unearned compensation on unvested options, and as such they are anti-dilutive. For the three and six month period ended June 30, 2011, 0 and 9,500, stock options, respectively, were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price plus any unearned compensation on unvested options, and as such they are anti-dilutive.

For the three and six month periods ended June 30, 2012, 4,588 and 0 restricted shares, respectively, were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price plus any unearned compensation on unvested options, and as such they are anti-dilutive. For the three and six month periods ended June 30, 2011, no restricted shares were excluded from the calculation of diluted earnings per shares for both periods.

NOTE E – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	June 30, 2012		December 31, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets
Patents	$4,819	$(3,986)	$4,819	$(3,836)
Land use rights	1,257	(109)	1,259	(97)
Trademark	1,622	(432)	965	(364)
Customer backlog	547	(546)	504	(504)
Technology	2,822	(237)	1,784	(77)
Customer relationships	10,466	(1,914)	8,450	(1,551)

	$21,533	$(7,224)	$17,781	$(6,429)

Indefinite-lived intangible assets

Goodwill	$15,116		$12,199

The aggregate amortization expense for other intangibles with finite lives for the three and six month periods ended June 30, 2012 was $.4 million and $.8 million, respectively. The aggregate amortization expense for other intangibles with finite lives for the three and six month periods ended June 30, 2011 was $.3 million and $.7 million, respectively. Amortization expense is estimated to be $.7 million for the remainder of 2012, $1.4 million for 2013, $1.3 million for 2014, $1.1 million for 2015 and $.9 million for 2016. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 3.0 years: land use rights, 64.1 years; trademark, 13.4 years: technology, 18.7 years and customer relationships, 15.6 years.

The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. There were no indicators of impairment during the six month period ended June 30, 2012. The Company performs its annual impairment test for goodwill utilizing a discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly different. However, the Company believes that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.

The Company’s only intangible asset with an indefinite life is goodwill. The change to goodwill is related to foreign currency translation and two immaterial acquisitions the Company made for a total purchase price of $6.3 million. The changes in the carrying amount of goodwill, by segment, for the six month period ended June 30, 2012, are as follows:

	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2012	$3,078	$1,029	$8,092	$12,199
Additions	0	853	2,111	2,964
Currency translation	0	(104)	57	(47)

Balance at June 30, 2012	$3,078	$1,778	$10,260	$15,116

NOTE F – SHARE-BASED COMPENSATION

The 1999 Stock Option Plan

The 1999 Stock Option Plan (the “Plan”) permitted the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At June 30, 2012 there were no shares remaining to be issued under the plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.

There were no shares granted for the six month periods ended June 30, 2012 and 2011.

Activity in the Plan for the six month period ended June 30, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	49,907	$34.39
Granted	0	0
Exercised	(400)	39.10
Forfeited	0	0

Outstanding (vested and expected to vest) at June 30, 2012	49,507	$34.35	4.0	$1,166

Exercisable at June 30, 2012	47,382	$34.14	3.9	$1,126

There were 400 and 19,725 stock options exercised during the six month periods ended June 30, 2012 and 2011, respectively. The total intrinsic value of stock options exercised during the six month periods ended June 30, 2012 and 2011 was less than $.1 million for both periods. Cash received for the exercise of stock options during the six month periods ended June 30, 2012 and 2011 was less than $.1 million and $.8 million, respectively. Excess tax benefits from share-based awards for the six month period ended June 30, 2012 and 2011 was less than $.1 million and $.1 million, respectively.

For the three and six month periods ended June 30, 2012, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by less than $.1 million for both periods. For the three and six month periods ended June 30, 2011, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by less than $.1 million for both periods. The total compensation cost related to nonvested awards not yet recognized at June 30, 2012 is expected to be less than $.1 million over a weighted-average period of .3 years.

Long Term Incentive Plan of 2008

Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers, and directors are eligible to receive awards of options and restricted shares. The purpose of this LTIP is to give the Company and its subsidiaries a competitive advantage in attracting, retaining, and motivating officers, employees, and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. As of June 30, 2012, the total number of common shares reserved for awards under the LTIP is 900,000. Of the 900,000 common shares, 800,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options. The LTIP expires on April 17, 2018.

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

A summary of the restricted share awards under the LTIP for the six month period ended June 30, 2012 is as follows:

	Restricted Share Awards
	Performance Required	Service Required	Total Restricted Awards	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2012	128,567	14,078	142,645	$37.75
Granted	41,627	4,588	46,215	60.77
Vested	0	0	0	0
Forfeited	0	0	0	0

Nonvested as of June 30, 2012	170,194	18,666	188,860	$43.38

For time-based restricted shares, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying statement of consolidated income. Compensation expense related to the time-based restricted shares for the three and six month periods ended June 30, 2012 was $.1 million for both periods. Compensation expense related to the time-based restricted shares for the three and six month periods ended June 30, 2011 was $.1 million for both periods. As of June 30, 2012, there was $.4 million of total unrecognized compensation cost related to time-based restricted share awards that is expected to be recognized over the weighted-average remaining period of approximately 2 years.

For the performance-based awards, the number of restricted shares that will vest depends on the Company’s level of performance measured by growth in pretax income and sales growth over a requisite performance period. Depending on the extent to which the performance criterions are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the three and six month periods ended June 30, 2012 was $.7 million and $1.2 million, respectively. Performance-based compensation expense for the three and six month periods ended June 30, 2011 was $.6 million and $1.1 million, respectively. As of June 30, 2012, the remaining performance-based restricted share awards compensation expense of $4 million is expected to be recognized over a period of approximately 2 years.

The excess tax benefits from restricted share awards for the six month periods ended June 30, 2012 and 2011 was $0 and less than $.1 million, as reported on the consolidated statements of cash flows in financing activities, and represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for restricted shares vested in the current period.

In the event of a Change in Control, vesting of the restricted shares will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a maximum potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.

To satisfy the vesting of its restricted share awards, the Company has reserved new shares from its authorized but unissued shares. Any additional awards granted will also be issued from the Company’s authorized but unissued shares. As of June 30, 2012, under the LTIP there were 483,319 common shares available for additional restricted share grants.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in shares of common stock of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer LTIP restricted shares for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of June 30, 2012, 109,390 LTIP shares have been deferred and are being held by the rabbi trust.

Share Option Awards

The LTIP permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At June 30, 2012 there were 57,000 shares remaining available for issuance under the LTIP. Options issued to date under the LTIP vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.

There were 8,000 and 0 options granted for the six month periods ended June 30, 2012 and 2011. The fair values for the stock options granted in 2012 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.3%
Dividend yield	1.9%
Expected life (years)	6
Expected volatility	47.0%

Activity in the Company’s LTIP for the six month period ended June 30, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	27,000	$48.21
Granted	8,000	57.28
Exercised	(1,250)	52.10
Forfeited	0	0.00

Outstanding (vested and expected to vest) at June 30, 2012	33,750	$50.21	9.1	$260

Exercisable at June 30, 2012	6,250	$40.89	7.9	$106

There were 1,250 and 3,000 stock options exercised under the LTIP Plan during the six month periods ended June 30, 2012 and 2011, respectively. The total intrinsic value of stock options exercised during the six month periods ended June 30, 2012 and 2011 was less than $.1 million for both periods. Cash received for the exercise of stock options during the six month periods ended June 30, 2012 and 2011 was $.1 million for both periods. Excess tax benefits from share-based options for the six month periods ended June 30, 2012 and 2011 were less than $.1 million for both periods.

For the three and six month periods ended June 30, 2012, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by $.1 million and $.2 million, respectively. For the three and six month periods ended June 30, 2011, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by less than $.1 million and $.1 million, respectively. The total compensation cost related to nonvested awards not yet recognized at June 30, 2012 is expected to be a combined total of $.4 million over a weighted-average period of approximately 2.5 years.

NOTE G – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. On May 24, 2012, the Company amended its credit facility to increase the amount to $90 million, and extend the term to January 2015, all other terms, including the carrying interest at LIBOR plus 1.125%, remain the same. At June 30, 2012, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the six month period ended June 30, 2012. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	June 30, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$25,982	$25,917	$28,659	$28,592

As a result of being a global company, the Company’s earnings, cash flows and financial position are exposed to foreign currency risk. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency risks. The Company accounts for derivative instruments and hedging activities as either assets or liabilities in the consolidated balance sheet and carries these instruments at fair value. The Company does not enter into any trading or speculative positions with regard to derivative instruments. At June 30, 2012, the Company had one immaterial derivative outstanding.

Foreign currency derivative instruments outstanding are not designated as hedges for accounting purposes. The gains and losses related to mark-to-market adjustments are recognized as other operating (income) expense on the statement of consolidated income during the period in which the derivative instruments were outstanding.

As part of the January 31, 2012 Purchase Agreement to acquire Australian Electricity Systems PTY Ltd (AES), the Company may be required to make an additional earn-out consideration payment of AUD $1.1 million or $1.2 million US dollar. This amount represents the fair value of the earn-out consideration based on AES achieving a financial performance target over twelve months ending June 30, 2012. The calculation of the fair value of the earn-out consideration is based upon twelve months (June 1, 2011 through June 30, 2012) of actual Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and will be paid based on actual EBITDA for the twelve month period. The fair value of the contingent consideration arrangement is determined by estimating the expected (probability-weighted) earn-out payment which is discounted to present value and is considered a level three input. The discounted cash flow utilized weighted average inputs, including a risk-based discount rate of 11.5%. Based upon the initial evaluation of the range of outcomes for this contingent consideration, the Company accrued $1.2 million for the additional earn-out consideration payment as of the acquisition date in the Accrued expenses and other liabilities line on the consolidated balance sheet, as part of the purchase price. The amount accrued in the consolidated balance sheet of $.9 million has decreased $.3 million due to an adjustment for current estimated results and was recorded in Costs and expenses in the consolidated statements of income.

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

NOTE I – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Changes to GAAP are established by the FASB in the form of ASU’s to the FASB’s Accounting Standards Codification (ASC).

The Company considers the applicability and impact of all ASU’s. We assessed the ASU’s and determined each to be either not applicable or have minimal impact on the Company’s consolidated financial position and results of operations.

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (ASU 2012-02). ASU 2012-02 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative indefinite-lived intangible asset impairment test. Under this amendment an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2012-02 applies to all companies that have indefinite-lived intangible assets reported in their financial statements. The provisions of ASU 2012-02 are effective for reporting periods beginning after September 15, 2012. The Company does not believe the adoption of ASU 2012-02 will have a material impact on the Company’s consolidated financial statements.

NOTE J – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three and six month periods ended June 30, 2012 and 2011. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three month period ended June 30		Six month period ended June 30
	2012	2011	2012	2011
Net sales
PLP-USA	$43,197	$38,475	$84,359	$70,412
The Americas	22,151	29,308	46,053	49,847
EMEA	17,779	15,040	31,657	30,319
Asia-Pacific	28,813	31,707	58,717	59,040

Total net sales	$111,940	$114,530	$220,786	$209,618

Intersegment sales
PLP-USA	$2,355	$2,634	$5,246	$4,925
The Americas	2,029	1,714	4,237	3,795
EMEA	930	429	1,862	846
Asia-Pacific	4,760	2,945	7,687	6,163

Total intersegment sales	$10,074	$7,722	$19,032	$15,729

Income taxes
PLP-USA	$1,947	$2,117	$4,583	$3,457
The Americas	612	1,594	1,513	2,234
EMEA	820	(40)	1,247	501
Asia-Pacific	(62)	849	32	1,723

Total income taxes	$3,317	$4,520	$7,375	$7,915

Net income
PLP-USA	$3,328	$3,060	$7,561	$5,048
The Americas	1,352	3,106	3,446	4,440
EMEA	1,932	569	3,552	2,060
Asia-Pacific	(16)	1,795	170	3,836

Total net income	6,596	8,530	14,729	15,384
Income attributable to noncontrolling interest, net of tax	0	144	0	0

Net income attributable to PLPC	$6,596	$8,386	$14,729	$15,384

	June 30	December 31
	2012	2011
Assets
PLP-USA	$86,549	$82,478
The Americas	70,447	72,908
EMEA	52,267	47,098
Asia-Pacific	133,370	124,541

	342,633	327,025
Corporate assets	325	323

Total assets	$342,958	$327,348

NOTE K – INCOME TAXES

The Company’s effective tax rate was 33% and 34% for the three month periods ended June 30, 2012 and 2011, respectively, and 33% and 34% for the six month periods ended June 30, 2012 and 2011, respectively. The lower effective tax rate for the period ended June 30, 2012 compared to the U.S. federal statutory tax rate of 35% is primarily due to earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate in jurisdictions where such earnings are permanently reinvested.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. No significant changes to the valuation allowance were reflected for the period ended June 30, 2012.

As of June 30, 2012, the Company had gross unrecognized tax benefits of approximately $1 million and there were no significant changes during the period ended June 30, 2012. Under the Provisions of ASC 740 Income Taxes, the Company may decrease its unrecognized tax benefits by $.2 million within the next twelve months due to expiration of statutes of limitations.

NOTE L – PRODUCT WARRANTY RESERVE

The Company records an accrual for estimated warranty costs to cost of products sold in the consolidated statements of income. These amounts are recorded in accrued expenses and other liabilities in the consolidated balance sheets. The Company records and accounts for its warranty reserve based on specific claim incidents. Should the Company become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the accruals as claim information changes.

The following is a rollforward of the product warranty reserve:

	June 30, 2012	December 31, 2011
Balance at the beginning of period	$824	$536
Additions charged to income	769	1,968
Warranty usage	(401)	(1,467)
Currency translation	(3)	(213)

End of period balance	$1,189	$824

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

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weaken against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into less dollars. On average, foreign currencies weakened against the U.S. Dollar in 2012. The most significant currencies that contributed to this movement were the South African Rand, the Brazilian Real and the Australian dollar. On a reportable segment basis, the foreign currency effects on net sales and net income for the three and six month periods ended June 30, 2012, were as follows:

	Net Sales		Net Income
	Three months	Six Months	Three months	Six Months
The Americas	$(3.4)	$(4.5)	$(0.3)	$(0.4)
EMEA	(2.1)	(3.0)	(0.2)	(0.2)
Asia-Pacific	(0.8)	0.3	—	(0.1)

Total	$(6.3)	$(7.2)	$(0.5)	$(0.7)

Additionally, we had currency exchange losses in 2012 compared to exchange gains in 2011 on intercompany receivables and loans. The change in these currency exchange losses had a negative impact on pre-tax earnings of $2.2 million for the three month period ended June 30, 2012 and $1.7 million for the six month period ended June 30, 2012.

For the three month period ended June 30, 2012, net sales of $111.9 million decreased $2.6 million, or 2%, compared to 2011. The fluctuations of foreign currencies during the three month period ended June 30, 2012 had an unfavorable impact on net sales of $6.3 million as compared to 2011. Excluding the impact on currency translation, sales increased 3%. As a percentage of net sales, gross profit was 33% and 32% of net sales for the three month periods ended June 30, 2012 and 2011, respectively. Excluding the effect of currency translation of $1.9 million, gross profit increased $2.2 million, or 6%, compared to 2011. Excluding the effect of currency translation of $1 million, costs and expenses of $27.3 million increased $4.8 million, or 20%, compared to 2011. Excluding the effect of currency translation and as a result of the preceding factors, operating income for the three month period ended June 30, 2012 of $9.7 million decreased $2.8 million compared to 2011. Net income for the three month period ended June 30, 2012 of $6.6 million decreased $1.9 million compared to 2011. Excluding the effect of currency translation, net income decreased $1.4 million, or 17%, compared to 2011.

For the six month period ended June 30, 2012, net sales of $220.8 million increased $11.2 million, or 5%, compared to 2011. The fluctuations of foreign currencies during the six month period ended June 30, 2012 had an unfavorable impact on net sales of $7.2 million as compared to 2011. Excluding the impact of currency translation of $7.3 million, sales increased nearly 9%. As a percentage of net sales, gross profit was 33% of net sales for each of the six month periods ended June 30, 2012 and 2011. Excluding the effect of currency translation of $2.3 million, gross profit increased $6.2 million, or 9%, compared to 2011. Excluding the effect of currency translation, costs and expenses of $51.2 million increased $6.5 million, or 14%, compared to 2011. Excluding the effect of currency translation and as a result of the preceding factors, operating income for the six month period ended June 30, 2012 of $21.8 million decreased $.5 million compared to 2011. Net income for the six month period ended June 30, 2012 of $14.7 million decreased $.7 million compared to 2011. Excluding the effect of currency translation, net income remained unchanged compared to 2011.

The global financial and economic conditions continue to be somewhat volatile but our financial condition continues to remain strong. Our results for the three and six month periods ended June 30, 2012 reflect good performance despite the continued uncertainties caused by the Eurozone crisis and reduced growth in areas of the Asia-Pacific segment. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 12% and can borrow needed funds at an attractive interest rate under our credit facility.

The financial results in the Asia-Pacific segment were impacted by an immaterial business combination entered into on January 31, 2012.

THREE MONTH PERIOD ENDED JUNE 30, 2012 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2011

The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the three month periods ended June 30, 2012 and 2011. The Company’s past operating results are not necessarily indicative of future operating results.

	Three month period ended June 30
Thousands of dollars	2012		2011		Change
Net sales	$111,940	100%	$114,530	100%	$(2,590)
Cost of products sold	74,974	67%	77,824	68%	(2,850)

GROSS PROFIT	36,966	33%	36,706	32%	260
Costs and expenses	27,292	24%	23,573	21%	3,719

OPERATING INCOME	9,674	9%	13,133	11%	(3,459)
Other income (expense)	239	0%	(83)	0%	322

INCOME BEFORE INCOME TAXES	9,913	9%	13,050	11%	(3,137)
Income taxes	3,317	3%	4,520	4%	(1,203)

NET INCOME	$6,596	6%	$8,530	7%	$(1,934)

Net sales. For the three month period ended June 30, 2012, net sales were $111.9 million, a decrease of $2.6 million, or 2%, from the three month period ended June 30, 2011. Excluding the effect of currency translation, net sales increased 3% as summarized in the following table:

	Three month period ended June 30
thousands of dollars	2012	2011	Change	Change due to currency translation	Change excluding currency translation	% change

Net sales
PLP-USA	$43,197	$38,475	$4,722	$—	$4,722	12%
The Americas	22,151	29,308	(7,157)	(3,428)	(3,729)	(13)
EMEA	17,779	15,040	2,739	(2,118)	4,857	32
Asia-Pacific	28,813	31,707	(2,894)	(787)	(2,107)	(7)

Consolidated	$111,940	$114,530	$(2,590)	$(6,333)	$3,743	3%

The increase in PLP-USA net sales of $4.7 million, or 12%, was primarily due to an increase in sales volume of $3.1 million coupled with price/mix increases of $1.6 million. International net sales for the three month period ended June 30, 2012 were unfavorably affected by $6.3 million when local currencies were converted to U.S. dollars. The following discussions of changes in net sales exclude the effect of currency translation. The Americas net sales decrease of $3.7 million, or 13%, primarily related to a $3.3 million decrease in solar sales coupled with a decrease in energy sales volume in the region. EMEA net sales of $17.8 million increased $4.9 million, or 32%, primarily due to stronger overall market demand in the region. In Asia-Pacific, net sales of $28.8 million decreased $2.1 million, or 7%, compared to 2011. The decrease in net sales was primarily due to lower organic sales volume in the region partially offset by a $4.3 million sales increase related to an acquisition entered into on January 31, 2012.

Gross profit. Gross profit of $37 million for the three month period ended June 30, 2012 increased $.3 million, or less than 1%, compared to the three month period ended June 30, 2011. Excluding the effect of currency translation, gross profit increased 6% as summarized in the following table:

	Three month period ended June 30
thousands of dollars	2012	2011	Change	Change due to currency translation	Change excluding currency translation	% change
Gross profit
PLP-USA	$15,995	$14,142	$1,853	$—	$1,853	13%
The Americas	6,394	9,356	(2,962)	(1,024)	(1,938)	(21)
EMEA	6,119	3,327	2,792	(648)	3,440	103
Asia-Pacific	8,458	9,881	(1,423)	(261)	(1,162)	(12)

Consolidated	$36,966	$36,706	$260	$(1,933)	$2,193	6%

PLP-USA gross profit of $16 million increased $1.9 million compared to 2011. PLP-USA gross profit increased $1.9 million due to higher net sales coupled with an improvement in production margins partially offset by higher material costs, a $.3 increase in warranty expense and an increase in employee related costs of $.2 million of which $.1 million related to higher pension costs for the three month period ended June 30, 2012. International gross profit for the three month period ended June 30, 2012 was unfavorably impacted $1.9 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effect of currency translation. The Americas gross profit decrease of $1.9 million was primarily the result of $.8 million from lower net sales coupled with lower production margins of $1.1 million. The EMEA gross profit increased $3.4 million as a result of $1.5 million from higher net sales coupled with $1.9 million related to better product margins in the region. Asia-Pacific gross profit of $8.5 million decreased $1.2 million compared to 2011. Asia-Pacific’s gross profit decreased due to lower organic net sales in the region partially offset by $.7 million of gross profit related to an acquisition entered into on January 31, 2012.

Costs and expenses. Costs and expenses of $27.3 million for the three month period ended June 30, 2012 increased $3.7 million, or 16%, compared to 2011. Excluding the effect of currency translation, costs and expenses increased 20% as summarized in the following table:

	Three month period ended June 30
thousands of dollars	2012	2011	Change	Change due to currency translation	Change excluding currency translation	% change
Costs and expenses
PLP-USA	$10,633	$8,972	$1,661	$—	$1,661	19%
The Americas	4,581	4,538	43	(657)	700	15
EMEA	3,466	2,826	640	(392)	1,032	37
Asia-Pacific	8,612	7,237	1,375	(187)	1,562	22

Consolidated	$27,292	$23,573	$3,719	$(1,236)	$4,955	21%

PLP-USA costs and expenses increased $1.7 million primarily due to changes in net currency exchange of $1.5 million coupled with an increase in commissions of $.3 million, personnel related costs of $.3 million, advertising costs of $.1 million and higher travel expenses of $.1 million partially offset by a decrease in consulting expenses of $.7 million and an increase in intercompany interest income. The changes in net currency exchange were related to intercompany receivables and loans. International costs and expenses for the three month period ended June 30, 2012 were favorably impacted by $1.2 million when local currencies were translated to U.S. dollar. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses increased $.7 million primarily due to an increase in personnel related costs in the region, coupled with higher intercompany related expenses of $.1 million partially offset by $.2 million related to lower sales commissions coupled with $.3 million related to net foreign currency exchange gains in 2011. EMEA costs and expenses increased $.1 million primarily due to $.7 million related to net foreign currency exchange gains in 2011 coupled with an increase in personnel related costs and higher intercompany related expenses in the region. Asia-Pacific costs and expenses increased $1.6 million compared to 2011. An acquisition on January 31, 2012 added $.9 million to cost and expenses (including $.2 million related to intangible assets amortization expense) compared to 2011. The remaining increase in Asia-Pacific costs and expenses was due to personnel related costs in the region coupled with a net foreign currency exchange gain of $.2 million in 2011 partially offset by lower commissions of $.1 million.

Other income (expense). Other income (expense) for the three month period ended June 30, 2012 of $.2 million increased $.3 million compared to 2011 primarily due to higher net interest income.

Income taxes. Income taxes for the three month period ended June 30, 2012 of $3.3 million was $1.2 million lower than 2011. The effective tax rate for the three month period ended June 30, 2012 was 33% compared to 34% in 2011. The effective tax rate for the three month periods ended June 30, 2012 and June 30, 2011 is lower than the U.S. federal statutory rate of 35% primarily due to earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate in jurisdictions where such earnings are permanently reinvested.

Net income. As a result of the preceding items, net income for the three month period ended June 30, 2012 was $6.6 million, compared to $8.5 million for the three month period ended June 30, 2011. Excluding the effect of currency translation, net income decreased $1.4 million as summarized in the following table:

	Three month period ended June 30
thousands of dollars	2012	2011	Change	Change due to currency translation	Change excluding currency translation	% change
Net income
PLP-USA	$3,328	$3,060	$268	$—	$268	9%
The Americas	1,352	3,106	(1,754)	(260)	(1,494)	(48)
EMEA	1,932	569	1,363	(191)	1,554	273
Asia-Pacific	(16)	1,795	(1,811)	(51)	(1,760)	(98)

Consolidated	$6,596	$8,530	$(1,934)	$(502)	$(1,432)	(17)%

PLP-USA net income increased $.3 million due to a $.2 million increase in operating income coupled with a decrease in income taxes of $.2 million partially offset by a decrease in other income. International net income for the three month period ended June 30, 2012 was unfavorably affected by $.5 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income decreased $1.5 million as a result of a decrease in operating income of $2.6 million partially offset by a decrease in income taxes of $.9 million and a decrease in other income of $.3 million. EMEA net income increased $1.6 million primarily as a result of an increase in operating income of $2.4 million coupled with an increase in other income of $.1 million partially offset by an increase in income taxes of $.9 million. Asia-Pacific net income decreased $1.8 million primarily as a result of a decrease in operating income of $2.7 million partially offset by a decrease in income taxes of $.9 million and an increase in other income of $.1 million.

SIX MONTH PERIOD ENDED JUNE 30, 2012 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2011

The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the six month periods ended June 30, 2012 and 2011. The Company’s past operating results are not necessarily indicative of future operating results.

	Six month period ended June 30
Thousands of dollars	2012		2011		Change
Net sales	$220,786	100%	$209,618	100%	$11,168
Cost of products sold	147,808	67%	140,521	67%	7,287

GROSS PROFIT	72,978	33%	69,097	33%	3,881
Costs and expenses	51,199	23%	45,839	22%	5,360

OPERATING INCOME	21,779	10%	23,258	11%	(1,479)
Other income (expense)	325	0%	41	0%	284

INCOME BEFORE INCOME TAXES	22,104	10%	23,299	11%	(1,195)
Income taxes	7,375	3%	7,915	4%	(540)

NET INCOME	$14,729	7%	$15,384	7%	$(655)

Net sales. For the six month period ended June 30, 2012, net sales were $220.8 million, an increase of $11.2 million, or 5%, from the six month period ended June 30, 2011. Excluding the effect of currency translation, net sales increased 9% as summarized in the following table:

	Six month period ended June 30
thousands of dollars	2011	2010	Change	Change due to currency translation	Change excluding currency translation	% change
Net sales
PLP-USA	$84,359	$70,412	$13,947	$—	$13,947	20%
The Americas	46,053	49,847	(3,794)	(4,540)	746	1
EMEA	31,657	30,319	1,338	(3,033)	4,371	14
Asia-Pacific	58,717	59,040	(323)	313	(636)	(1)

Consolidated	$220,786	$209,618	$11,168	$(7,260)	$18,428	9%

The increase in PLP-USA net sales of $13.9 million, or 20%, was primarily due to $8.4 million related to sales volume and $5.5 million due to price/mix. International net sales for the six month period ended June 30, 2012 were unfavorably affected by $7.3 million when local currencies were converted to U.S. dollars. The following discussions of changes in net sales exclude the effect of currency translation. The Americas net sales increase of $.7 million, or 1%, increased primarily due to an increase in energy sales volume in the region of $4.7 million partially offset by lower solar sales of $4 million. EMEA net sales of $31.7 million increased $4.4 million, or 14%, primarily due to an overall increase in sales volume in the region. In Asia-Pacific, net sales of $58.7 million decreased $.6 million, or 1%, compared to 2011. The decrease in net sales was primarily due to lower organic sales volume in the region partially offset by a $6.2 million related to an acquisition entered into on January 31, 2012.

Gross profit. Gross profit of $73 million for the six month period ended June 30, 2012 increased $3.9 million, or 6%, compared to the six month period ended June 30, 2011. Excluding the effect of currency translation, gross profit increased 9% as summarized in the following table:

	Six month period ended June 30
thousands of dollars	2012	2011	Change	Change due to currency translation	Change excluding currency translation	% change
Gross profit
PLP-USA	$31,392	$25,450	$5,942	$—	$5,942	23%
The Americas	13,845	15,555	(1,710)	(1,404)	(306)	(2)
EMEA	10,978	8,456	2,522	(937)	3,459	41
Asia-Pacific	16,763	19,636	(2,873)	30	(2,903)	(15)

Consolidated	$72,978	$69,097	$3,881	$(2,311)	$6,192	9%

PLP-USA gross profit of $31.4 million increased $5.9 million compared to 2011. PLP-USA gross profit increased $5.9 million due to higher net sales coupled with an improvement in production margins partially offset by higher material costs and an increase in employee related costs of $.5 million, of which $.3 million related to higher pension costs, higher warranty expenses of $.6 million, and higher repairs and maintenance of $.4 million for the six month period ended June 30, 2012. International gross profit for the six month period ended June 30, 2012 was unfavorably impacted by $2.3 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effect of currency translation. The Americas gross profit decrease of $.3 million was primarily the result of lower production margins of $1.5 million partially offset by an increase in net sales. The EMEA gross profit increase of $3.5 million was primarily a result of $1.4 million from higher net sales coupled with better product margins of $2.1 million in the region. Asia-Pacific gross profit of $16.8 million decreased $2.9 million compared to 2011. Asia-Pacific’s gross profit decreased due to lower organic net sales in the region partially offset by $.8 million of gross profit related to the acquisition entered into on January 31, 2012. The $3.7 million decrease in the region excluding the acquisition entered into on January 31, 2012 was primarily due to $1.8 million as a result of lower net sales coupled with $1.9 million due to lower product margins.

Costs and expenses. Costs and expenses of $51.2 million for the six month period ended June 30, 2012 increased $5.4 million, or 12%, compared to 2011. Excluding the effect of currency translation, costs and expenses increased 14% as summarized in the following table:

	Six month period ended June 30
thousands of dollars	2012	2011	Change	Change due to currency translation	Change excluding currency translation	% change
Costs and expenses
PLP-USA	$19,101	$17,031	$2,070	$—	$2,070	12%
The Americas	9,083	8,769	314	(867)	1,181	13
EMEA	6,349	5,968	381	(610)	991	17
Asia-Pacific	16,666	14,071	2,595	134	2,461	17

Consolidated	$51,199	$45,839	$5,360	$(1,343)	$6,703	15%

PLP-USA costs and expenses increased $2.1 million primarily due to an increase in commissions of $.7 million, $1 million related to net foreign currency exchange gains in 2011, an increase in personnel related costs of $.6 million, an increase in travel of $.3 million, and repairs and maintenance of $.2 million partially offset by lower consulting expenses of $.9 million related to an information system implementation in the prior year and an increase in intercompany interest income. The net foreign currency exchange gains in 2011 were related to intercompany receivables and loans. International costs and expenses for the six month period ended June 30, 2012 were favorably impacted by $1.3 million when local currencies were translated to U.S. dollar. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses increased $1.2 million primarily due to an increase in personnel related costs in the region coupled with higher intercompany related expenses of $3 million partially offset by $.2 million related to lower sales commissions coupled with $.3 million related to net foreign currency exchange gains in 2011. EMEA costs and expenses increased $1 million primarily due to $.7 million related to net foreign currency exchange gains in 2011 coupled with an increase in personnel related costs and higher intercompany related expenses in the region. Overall,

Asia-Pacific costs and expenses increased $2.5 million compared to 2011. An acquisition on January 31, 2012 added $.9 million to cost and expenses compared to 2011. The remaining $1.6 million increase in Asia-Pacific costs and expenses were due to personnel related costs in the region coupled with a net foreign currency exchange gain of $.2 million in 2011 partially offset by a $.2 million reduction in the fair value of the acquisition earn-out consideration payment, and lower commissions of $.1 million.

Other income (expense). Other income (expense) for the six month period ended June 30, 2012 of $.3 million increased $.3 million compared to 2011 primarily due to higher net interest income.

Income taxes. Income taxes for the six month period ended June 30, 2012 of $7.4 million was $.5 million lower than 2011. The effective tax rate for the six month period ended June 30, 2012 was 33% compared to 34% in 2011. The effective tax rate for six month period ended June 30, 2011 and June 30, 2011 is lower than the U.S. federal statutory rate of 35% primarily due to earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate in jurisdictions where such earnings are permanently reinvested.

Net income. As a result of the preceding items, net income for the six month period ended June 30, 2012 was $14.7 million, compared to $15.4 million for the six month period ended June 30, 2011. Excluding the effect of currency translation, net income remained relatively unchanged as summarized in the following table:

	Six month period ended June 30
thousands of dollars	2011	2010	Change	Change due to currency translation	Change excluding currency translation	% change
Net income
PLP-USA	$7,561	$5,048	$2,513	$—	$2,513	50%
The Americas	3,446	4,440	(994)	(373)	(621)	(14)
EMEA	3,552	2,060	1,492	(248)	1,740	84
Asia-Pacific	170	3,836	(3,666)	(72)	(3,594)	(94)

Consolidated	$14,729	$15,384	$(655)	$(693)	$38	—%

PLP-USA net income increased $2.5 million due to a $3.9 million increase in operating income partially offset by a decrease in other income of $.2 million coupled with an increase in income taxes of $1.1 million. International net income for the six month period ended June 30, 2012 was unfavorably affected by $.7 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income decreased $.6 million as a result of a decrease in operating income of $1.5 million partially offset by an increase in other income of $.3 million and lower income taxes of $.5 million. EMEA net income increased $1.7 million primarily due to a $2.5 million increase in operating income coupled with a $.1 million increase in other income partially offset by an increase in income taxes of $.8 million. Asia-Pacific net income decreased $3.6 million primarily due to a decrease in operating income of $5.4 million partially offset by lower income taxes of $1.7 million coupled with a decrease in other income of $.1 million.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2011 and are, therefore, not presented herein.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Cash decreased $1.7 million for the six month period ended June 30, 2012. Net cash provided by operating activities was $22.4 million. The major investing and financing uses of cash were capital expenditures of $12.9 million, dividends of $2.2 million, acquisitions, net of cash, of $5.2 million, an acquisition earn-out payment of $1.1 million and net debt payments of $4.4 million.

Net cash provided by operating activities for the six month period ended June 30, 2012 increased $20.3 million compared to the six month period ended June 30, 2011 primarily as a result of lower increases in working capital of $20.3 million (primarily due to receivables of $12.5 million and inventory of $7.7 million), increase in non-cash items of $.6 million partially offset by a decrease in net income of $.6 million.

Net cash used in investing activities for the six month period ended June 30, 2012 of $16.2 million represents an increase of $9.5 million when compared to cash used in investing activities in the six month period ended June 30, 2011. The increase was primarily related to business acquisition payments of $5.2 million and capital expenditure increases of $6.4 million in the six month period ended June 30, 2012 when compared to the same period in 2011. In January 2012, we purchased Australian Electricity Systems PTY Ltd in Australia for $4.3 million, net of cash received and working capital adjustments. In March 2012, we purchased all of the assets of Forma Line Industries CC in South Africa for $.9 million, net of cash received and working capital adjustments. Capital expenditures increased due mostly to purchase of land and building and an information technology system implementation at our Asia-Pacific segment, purchase of building and land at our EMEA segment and building and land and machinery and equipment at our PLP-USA segment.

Cash used by financing activities for the six month period ended June 30, 2012 was $7.8 million compared to $5.5 million of cash provided by financing activities for the six month period ended June 30, 2011. The decrease of $13.3 million was primarily a result of net debt payments in 2012 when compared to debt borrowings in 2011 and a $1.1 million earn-out payment related to the acquisition of Electropar in 2010 partially offset by lower repurchases of common shares outstanding in 2012 when compared to 2011.

Our financial position remains strong and our current ratio was 3.2 to 1 at June 30, 2012 and 3.3 to 1 at December 31, 2011. At June 30, 2012, our unused availability under our main credit facility was $64.7 million and our bank debt to equity ratio was 12%. On May 24, 2012, we amended our credit facility to increase the amount to $90 million, and extend the term to January 2015, all other terms, including the carrying interest at LIBOR plus 1.125%, remain the same. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At June 30, 2012, we were in compliance with these covenants.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (ASU 2012-02). ASU 2012-02 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative indefinite-lived intangible asset impairment test. Under this amendment an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2012-02 applies to all companies that have indefinite-lived intangible assets reported in their financial statements. The provisions of ASU 2012-02 are effective for reporting periods beginning after September 15, 2012. We do not believe the adoption of ASU 2012-02 will have a material impact on our consolidated financial statements.

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

As of June 30, 2012, the Company had one immaterial foreign currency forward exchange contract outstanding. The Company does not hold derivatives for trading purposes.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $26.2 million at June 30, 2012. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.3 million for the six month period ended June 30, 2012.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $6.3 million and on income before tax of $.1 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2012 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On August 4, 2010, the Company announced that the Board of Directors authorized a plan to repurchase up to 250,000 of Preformed Line Products common shares. The repurchase plan does not have an expiration date. The following table includes repurchases for the three month period ended June 30, 2012.

Period (2012)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April	1,750	$58.05	77,077	172,923
May	0	0	77,077	172,923
June	0	0	77,077	172,923

Total	1,750

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Executive Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Executive Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2012	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2012	/s/ Eric R. Graef
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