Form 10-Q
period 2012-09-30
PREFORMED LINE PRODUCTS CO
filed 2012-11-08
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012         Commission file number: 0-31164

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding as of November 1, 2012: 5,312,589.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30	December 31
	2012	2011
Thousands of dollars, except share and per share data
ASSETS
Cash and cash equivalents	$28,115	$32,126
Accounts receivable, less allowances of $2,211 ($1,627 in 2011)	75,805	68,949
Inventories - net	87,789	88,613
Deferred income taxes	5,642	5,263
Prepaids	5,384	6,321
Prepaid taxes	2,438	1,933
Other current assets	2,563	2,285

TOTAL CURRENT ASSETS	207,736	205,490

Property, plant and equipment - net	90,017	82,860
Patents and other intangibles - net	14,265	11,352
Goodwill	15,441	12,199
Deferred income taxes	6,236	5,585
Other assets	10,373	9,862

TOTAL ASSETS	$344,068	$327,348

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$728	$2,030
Current portion of long-term debt	356	601
Trade accounts payable	24,981	25,630
Accrued compensation and amounts withheld from employees	17,154	11,472
Accrued expenses and other liabilities	15,179	12,510
Accrued profit-sharing and other benefits	5,211	4,686
Dividends payable	1,099	1,095
Income taxes payable and deferred income taxes	3,609	3,809

TOTAL CURRENT LIABILITIES	68,317	61,833

Long-term debt, less current portion	14,940	27,991
Unfunded pension obligation	15,186	15,786
Income taxes payable, noncurrent	2,246	1,835
Deferred income taxes	4,270	3,255
Other noncurrent liabilities	3,896	3,790

SHAREHOLDERS’ EQUITY
PLPC Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,307,589 and 5,333,630 issued and outstanding, net of 676,898 and 639,138 treasury shares at par, respectively, at September 30, 2012 and December 31, 2011	10,615	10,667
Common shares issued to rabbi trust	(3,867)	(3,812)
Deferred compensation liability	3,867	3,812
Paid in capital	15,314	12,718
Retained earnings	225,199	206,512
Accumulated other comprehensive loss	(15,915)	(17,039)

TOTAL SHAREHOLDERS’ EQUITY	235,213	212,858

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$344,068	$327,348

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three month periods ended September 30		Nine month periods ended September 30
	2012	2011	2012	2011
	(Thousands, except per share data)
Net sales	$114,206	$108,690	$334,992	$318,308
Cost of products sold	75,699	71,130	223,507	211,651

GROSS PROFIT	38,507	37,560	111,485	106,657

Costs and expenses
Selling	9,344	9,485	27,746	26,793
General and administrative	12,788	12,297	36,944	35,039
Research and engineering	3,893	3,239	11,295	9,816
Other operating (income) expense	(677)	2,459	562	1,671

	25,348	27,480	76,547	73,319

OPERATING INCOME	13,159	10,080	34,938	33,338

Other income (expense)
Interest income	160	131	476	422
Interest expense	(144)	(177)	(489)	(654)
Other income	235	194	589	421

	251	148	576	189

INCOME BEFORE INCOME TAXES	13,410	10,228	35,514	33,527

Income taxes	4,126	3,568	11,501	11,483

NET INCOME	$9,284	$6,660	$24,013	$22,044

BASIC EARNINGS PER SHARE
Net income attributable to PLPC common shareholders	$1.75	$1.27	$4.51	$4.19

DILUTED EARNINGS PER SHARE
Net income attributable to PLPC common shareholders	$1.71	$1.24	$4.42	$4.09

Cash dividends declared per share	$0.20	$0.20	$0.60	$0.60

Weighted-average number of shares outstanding - basic	5,319	5,253	5,328	5,263

Weighted-average number of shares outstanding - diluted	5,431	5,381	5,432	5,386

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three month periods ended September 30		Nine month periods ended September 30
	2012	2011	2012	2011
	(Thousands of dollars)
Net income	$9,284	$6,660	$24,013	$22,044

Other comprehensive income (loss), net of tax
Currency translation adjustment	2,660	(11,269)	774	(5,631)
Recognized net acturial loss (net of tax provision $71 and $39 for the three months ended September 30, 2012 and 2011, and net of tax provision $213 and $117 for the nine months ended September 30, 2012 and 2011)	117	65	350	193

Other comprehensive income (loss), net of tax	2,777	(11,204)	1,124	(5,438)

Comprehensive income (loss)	12,061	(4,544)	25,137	16,606
Less: comprehensive income attributable to noncontrolling interest	0	0	0	(50)

Comprehensive income (loss) attributable to PLPC	$12,061	$(4,544)	$25,137	$16,556

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Nine month periods ended September 30
	2012	2011
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$24,013	$22,044

Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	8,233	7,664
Provision for accounts receivable allowances	1,111	1,090
Provision for inventory reserves	1,109	1,131
Deferred income taxes	(59)	(2,157)
Share-based compensation expense	2,179	2,178
Excess tax benefits from share-based awards	(116)	(203)
Gain on sale of property and equipment	(133)	(28)
Other - net	(18)	72
Changes in operating assets and liabilities:
Accounts receivable	(8,460)	(15,676)
Inventories	654	(16,004)
Trade accounts payables and accrued liabilities	8,504	13,088
Income taxes payable	(359)	4,864
Other - net	(1,351)	(3,218)

NET CASH PROVIDED BY OPERATING ACTIVITIES	35,307	14,845

INVESTING ACTIVITIES
Capital expenditures	(15,540)	(12,503)
Business acquisitions, net of cash acquired	(5,173)	0
Proceeds from the sale of property and equipment	1,910	228
Restricted cash	0	(330)

NET CASH USED IN INVESTING ACTIVITIES	(18,803)	(12,605)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	(1,260)	1,756
Proceeds from the issuance of long-term debt	51,974	49,629
Payments of long-term debt	(65,254)	(46,236)
Dividends paid	(3,305)	(3,286)
Excess tax benefits from share-based awards	116	203
Earn-out consideration payment	(1,148)	0
Proceeds from issuance of common shares	324	1,023
Purchase of common shares for treasury	(2,094)	(3,522)

NET CASH USED IN FINANCING ACTIVITIES	(20,647)	(433)

Effects of exchange rate changes on cash and cash equivalents	132	(711)

Net increase (decrease) in cash and cash equivalents	(4,011)	1,096

Cash and cash equivalents at beginning of year	32,126	22,655

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,115	$23,751

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE B – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	September 30	December 31
	2012	2011
Finished products	$42,849	$42,382
Work-in-process	9,005	9,196
Raw materials	46,103	46,700

	97,957	98,278
Excess of current cost over LIFO cost	(5,815)	(5,611)
Noncurrent portion of inventory	(4,353)	(4,054)

	$87,789	$88,613

Cost of inventories for certain materials are determined using the last-in-first-out (LIFO) method and totaled approximately $29.7 million at September 30, 2012 and $28.3 million at December 31, 2011. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three and nine month periods ended September 30, 2012, the net increase in LIFO inventories resulted in a $.2 million and $.2 million charge to income before income taxes for each period. During the three and nine month periods ended September 30, 2011, the net increase in LIFO inventories resulted in a $.4 million and $.9 million charge to income before income taxes, respectively.

Noncurrent inventory is included in other assets on the consolidated balance sheets.

Property, plant and equipment - net

Major classes of property, plant and equipment are stated at cost and were as follows:

	September 30	December 31
	2012	2011
Land and improvements	$13,112	$10,283
Buildings and improvements	58,751	56,303
Machinery and equipment	134,388	125,668
Construction in progress	6,446	6,447

	212,697	198,701
Less accumulated depreciation	122,680	115,841

	$90,017	$82,860

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

NOTE C – PENSION PLANS

PLP-USA hourly employees of the Company who meet specific requirements as to age and service are covered by a defined benefit pension plan. The Company uses a December 31 measurement date for this plan. Net periodic benefit cost for this plan included the following components:

	Three month period ended September 30		Nine month period ended September 30
	2012	2011	2012	2011
Service cost	$325	$251	$975	$753
Interest cost	353	343	1,058	1,029
Expected return on plan assets	(297)	(273)	(890)	(817)
Recognized net actuarial loss	187	103	562	309

Net periodic benefit cost	$568	$424	$1,705	$1,274

During the nine month period ended September 30, 2012, $1.7 million of contributions were made to the plan. The Company presently anticipates contributing an additional $.4 million to fund the plan in 2012.

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

The calculation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2012 and 2011 was as follows:

	For the three month period ended September 30		For the nine month period ended September 30
	2012	2011	2012	2011
Numerator
Amount attributable to PLPC shareholders
Net income attributable to PLPC	$9,284	$6,660	$24,013	$22,044

Denominator
Determination of shares
Weighted-average common shares outstanding	5,319	5,253	5,328	5,263
Dilutive effect - share-based awards	112	128	104	123

Diluted weighted-average common shares outstanding	5,431	5,381	5,432	5,386

Earnings per common share attributable to PLPC shareholders
Basic	$1.75	$1.27	$4.51	$4.19

Diluted	$1.71	$1.24	$4.42	$4.09

For the three and nine month period ended September 30, 2012, 22,500 and 17,750, stock options, respectively, were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price plus any unearned compensation on unvested options, and as such they are anti-dilutive. For the three and nine month period ended September 30, 2011, 9,500 and 14,700, stock options, respectively, were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price plus any unearned compensation on unvested options, and as such they are anti-dilutive.

For the three and nine month periods ended September 30, 2012, zero and 3,496 restricted shares, respectively, were excluded from the calculation of diluted earnings per share due to the average market price being lower than the date of grant fair value plus any unearned compensation on unvested options, and as such they are anti-dilutive. For the three and nine month periods ended September 30, 2011, no restricted shares were excluded from the calculation of diluted earnings per shares for both periods.

NOTE E – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,819	$(4,060)	$4,819	$(3,836)
Land use rights	1,295	(117)	1,259	(97)
Trademark	1,662	(476)	965	(364)
Customer backlog	571	(571)	504	(504)
Technology	2,896	(303)	1,784	(77)
Customer relationships	10,678	(2,129)	8,450	(1,551)

	$21,921	$(7,656)	$17,781	$(6,429)

Indefinite-lived intangible assets

Goodwill	$15,441		$12,199

The aggregate amortization expense for other intangibles with finite lives for the three and nine month periods ended September 30, 2012 was $.4 million and $1.1 million, respectively. The aggregate amortization expense for other intangibles with finite lives for the three and nine month periods ended September 30, 2011 was $.3 million and $1 million, respectively. Amortization expense is estimated to be $.4 million for the remainder of 2012, $1.5 million for 2013, $1.4 million for 2014, $1.1 million for 2015 and $1 million for 2016. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 2.8 years: land use rights, 63.6 years; trademark, 13.4 years: technology, 18.3 years and customer relationships, 15.3 years.

The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. There were no indicators of impairment during the nine month period ended September 30, 2012. The Company performs its annual impairment test for goodwill utilizing a discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly different. However, the Company believes that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.

The Company’s only intangible asset with an indefinite life is goodwill. The change to goodwill is related to foreign currency translation and two immaterial acquisitions the Company made for a total purchase price of $6.3 million. The changes in the carrying amount of goodwill, by segment, for the nine month period ended September 30, 2012, are as follows:

	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2012	$3,078	$1,029	$8,092	$12,199
Additions	0	853	2,111	2,964
Currency translation	0	(54)	332	278

Balance at September 30, 2012	$3,078	$1,828	$10,535	$15,441

NOTE F – SHARE-BASED COMPENSATION

The 1999 Stock Option Plan

The 1999 Stock Option Plan (the “Plan”) permitted the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At September 30, 2012 there were no shares remaining to be issued under the plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.

There were no shares granted for the nine month periods ended September 30, 2012 and 2011.

Activity in the Plan for the nine month period ended September 30, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	49,907	$34.39
Granted	0	0
Exercised	(9,111)	19.26
Forfeited	0	0

Outstanding (vested and expected to vest) at September 30, 2012	40,796	$37.77	4.3	$675

Exercisable at September 30, 2012	38,671	$37.69	4.1	$643

There were 9,111 and 20,975 stock options exercised during the nine month periods ended September 30, 2012 and 2011, respectively. The total intrinsic value of stock options exercised during the nine month periods ended September 30, 2012 and 2011 was $.4 million and $.1 million, respectively. Cash received for the exercise of stock options during the nine month periods ended September 30, 2012 and 2011 was $.2 million and $.8 million, respectively. Excess tax benefits from share-based awards for the nine month period ended September 30, 2012 and 2011 was $.1 million in each period.

For the three and nine month periods ended September 30, 2012, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by less than $.1 million for both periods. For the three and nine month periods ended September 30, 2011, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by less than $.1 million and $.1 million, respectively. The total compensation cost related to nonvested awards not yet recognized at September 30, 2012 is expected to be less than $.1 million over a weighted-average period of .1 years.

Long Term Incentive Plan of 2008

Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers, and directors are eligible to receive awards of options and restricted shares. The purpose of this LTIP is to give the Company and its subsidiaries a competitive advantage in attracting, retaining, and motivating officers, employees, and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. As of September 30, 2012, the total number of common shares reserved for awards under the LTIP is 900,000. Of the 900,000 common shares, 800,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options. The LTIP expires on April 17, 2018.

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

A summary of the restricted share awards under the LTIP for the nine month period ended September 30, 2012 is as follows:

	Restricted Share Awards
	Performance Required	Service Required	Total Restricted Awards	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2012	128,567	14,078	142,645	$37.75
Granted	41,627	4,588	46,215	60.77
Vested	0	0	0	0
Forfeited	0	0	0	0

Nonvested as of September 30, 2012	170,194	18,666	188,860	$43.38

For time-based restricted shares, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying statement of consolidated income. Compensation expense related to the time-based restricted shares for the three and nine month periods ended September 30, 2012 was $.1 million and $.2 million, respectively. Compensation expense related to the time-based restricted shares for the three and nine month periods ended September 30, 2011 was $.1 million and $.2 million, respectively. As of September 30, 2012, there was $.4 million of total unrecognized compensation cost related to time-based restricted share awards that is expected to be recognized over the weighted-average remaining period of approximately 1.8 years.

For the performance-based awards, the number of restricted shares that will vest depends on the Company’s level of performance measured by growth in pretax income and sales growth over a requisite performance period. Depending on the extent to which the performance criterions are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the three and nine month periods ended September 30, 2012 was $.6 million and $1.8 million, respectively. Performance-based compensation expense for the three and nine month periods ended September 30, 2011 was $.6 million and $1.7 million, respectively. As of September 30, 2012, the remaining performance-based restricted share awards compensation expense of $3.3 million is expected to be recognized over a period of approximately 1.8 years.

The excess tax benefits from restricted share awards for the nine month periods ended September 30, 2012 and 2011 was $0 and $.1 million, as reported on the consolidated statements of cash flows in financing activities, and represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for restricted shares vested in the current period.

In the event of a Change in Control, vesting of the restricted shares will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a maximum potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.

To satisfy the vesting of its restricted share awards, the Company has reserved new shares from its authorized but unissued shares. Any additional awards granted will also be issued from the Company’s authorized but unissued shares. As of September 30, 2012, under the LTIP there were 483,319 common shares available for additional restricted share grants.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in shares of common stock of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer LTIP restricted shares for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of September 30, 2012, 109,760 LTIP shares have been deferred and are being held by the rabbi trust.

Share Option Awards

The LTIP permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At September 30, 2012 there were 57,000 shares remaining available for issuance under the LTIP. Options issued to date under the LTIP vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.

There were 8,000 and zero options granted for the nine month periods ended September 30, 2012 and 2011. The fair values for the stock options granted in 2012 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.3%
Dividend yield	1.9%
Expected life (years)	6
Expected volatility	47.0%

Activity in the Company’s LTIP for the nine month period ended September 30, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	27,000	$48.21
Granted	8,000	57.28
Exercised	(1,250)	52.10
Forfeited	0	0.00

Outstanding (vested and expected to vest) at September 30, 2012	33,750	$50.21	8.8	$162

Exercisable at September 30, 2012	6,250	$40.89	7.6	$84

There were 1,250 and 3,000 stock options exercised under the LTIP Plan during the nine month periods ended September 30, 2012 and 2011, respectively. The total intrinsic value of stock options exercised during the nine month periods ended September 30, 2012 and 2011 was less than $.1 million for both periods. Cash received for the exercise of stock options during the nine month periods ended September 30, 2012 and 2011 was $.1 million for both periods. Excess tax benefits from share-based options for the nine month periods ended September 30, 2012 and 2011 were less than $.1 million for both periods.

For the three and nine month periods ended September 30, 2012, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by $.1 million and $.2 million, respectively. For the three and nine month periods ended September 30, 2011, the Company recorded compensation expense related to the stock options currently vesting, reducing income before taxes and net income by $.1 million for both periods. The total compensation cost related to nonvested awards not yet recognized at September 30, 2012 is expected to be a combined total of $.3 million over a weighted-average period of approximately 2.3 years.

NOTE G – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. On May 24, 2012, the Company amended its credit facility to increase the amount to $90 million, and extend the term to January 2015, all other terms, including the carrying interest at LIBOR plus 1.125%, remain the same. At September 30, 2012, the fair value of the Company’s long-term debt was estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the nine month period ended September 30, 2012. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	September 30, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$15,298	$15,296	$28,659	$28,592

As a result of being a global company, the Company’s earnings, cash flows and financial position are exposed to foreign currency risk. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency risks. The Company accounts for derivative instruments and hedging activities as either assets or liabilities in the consolidated balance sheet and carries these instruments at fair value. The Company does not enter into any trading or speculative positions with regard to derivative instruments. At September 30, 2012, the Company had one immaterial derivative outstanding.

Foreign currency derivative instruments outstanding are not designated as hedges for accounting purposes. The gains and losses related to mark-to-market adjustments are recognized as other operating (income) expense on the statement of consolidated income during the period in which the derivative instruments were outstanding.

As part of the January 31, 2012 Purchase Agreement to acquire Australian Electricity Systems PTY Ltd (AES), the Company may be required to make an additional earn-out consideration payment of AUD $1.1 million or $1.2 million US dollars. This amount represents the fair value of the earn-out consideration based on AES achieving a financial performance target over twelve months ended June 30, 2012. The calculation of the fair value of the earn-out consideration is based upon twelve months (June 1, 2011 through June 30, 2012) of actual Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and will be paid based on actual EBITDA for the twelve month period. The fair value of the contingent consideration arrangement is determined by estimating the expected (probability-weighted) earn-out payment which is discounted to present value and is considered a level three input. The discounted cash flow utilized weighted average inputs, including a risk-based discount rate of 11.5%. Based upon the initial evaluation of the range of outcomes for this contingent consideration, the Company accrued $1.2 million for the additional earn-out consideration payment as of the acquisition date in the Accrued expenses and other liabilities line on the consolidated balance sheet, as part of the purchase price. The amount accrued in the consolidated balance sheet at September 30, 2012 of $.8 million has decreased $.4 million due to an adjustment for estimated results through the earn-out period and was recorded in Costs and expenses in the consolidated statements of income.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). The amendments in ASU 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both instances, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The Company adopted this guidance on January 1, 2012, presenting other comprehensive income in a separate statement following the Statement of Consolidated Income. The adoption of this guidance concerns disclosure only and did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (ASU 2012-02). ASU 2012-02 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative indefinite-lived intangible asset impairment test. Under this amendment, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2012-02 applies to all companies that have indefinite-lived intangible assets reported in their financial statements. The provisions of ASU 2012-02 are effective for reporting periods beginning after September 15, 2012. The Company does not believe the adoption of ASU 2012-02 will have a material impact on the Company’s consolidated financial statements.

NOTE J – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three and nine month periods ended September 30, 2012 and 2011. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three month period ended September 30		Nine month period ended September 30
	2012	2011	2012	2011
Net sales
PLP-USA	$41,291	$38,896	$125,650	$109,308
The Americas	23,791	26,601	69,844	76,448
EMEA	18,357	15,274	50,014	45,593
Asia-Pacific	30,767	27,919	89,484	86,959

Total net sales	$114,206	$108,690	$334,992	$318,308

Intersegment sales
PLP-USA	$1,655	$2,160	$6,901	$7,085
The Americas	1,684	1,339	5,921	5,134
EMEA	1,034	627	2,896	1,473
Asia-Pacific	4,205	3,297	11,892	9,460

Total intersegment sales	$8,578	$7,423	$27,610	$23,152

Income taxes
PLP-USA	$2,081	$1,543	$6,664	$5,000
The Americas	824	831	2,337	3,065
EMEA	964	730	2,211	1,231
Asia-Pacific	257	464	289	2,187

Total income taxes	$4,126	$3,568	$11,501	$11,483

Net income
PLP-USA	$3,404	$2,389	$10,965	$7,437
The Americas	2,292	1,806	5,738	6,246
EMEA	3,254	893	6,806	2,953
Asia-Pacific	334	1,572	504	5,408

Total net income	$9,284	$6,660	$24,013	$22,044

	September 30	December 31
	2012	2011
Assets
PLP-USA	$87,649	$82,478
The Americas	69,512	72,908
EMEA	55,101	47,098
Asia-Pacific	131,485	124,541

	343,747	327,025
Corporate assets	321	323

Total assets	$344,068	$327,348

NOTE K – INCOME TAXES

The Company’s effective tax rate was 31% and 35% for the three month periods ended September 30, 2012 and 2011, respectively, and 32% and 34% for the nine month periods ended September 30, 2012 and 2011, respectively. The lower effective tax rate for the periods ended September 30, 2012 compared to the U.S. federal statutory tax rate of 35% is primarily due to increased earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested. The lower effective tax rate for the periods ended September 30, 2012 compared with the same periods for 2011 was primarily due to favorable discrete items related to 2011 but recognized in 2012.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. No significant changes to the valuation allowance were reflected for the period ended September 30, 2012.

As of September 30, 2012, the Company had gross unrecognized tax benefits of approximately $1.3 million. Under the provisions of ASC 740 Income Taxes, the Company recognized previously unrecognized tax benefits of $.2 million primarily due to the expiration of statutes of limitations. The Company recognized $.5 million of additional unrecognized tax benefit for the three month period ended September 30, 2012 due to a change in a tax position.

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

The following is a rollforward of the product warranty reserve:

	September 30, 2012	December 31, 2011
Balance at the beginning of period	$824	$536
Additions charged to income	1,009	1,968
Warranty usage	(649)	(1,467)
Currency translation	11	(213)

End of period balance	$1,195	$824

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Highlights:

•	Net sales for the nine months ended September 30, 2012 increased 5% to $335 million compared to $318.3 million in 2011.

•	Net income of $24 million increased 9% compared to $22 million in 2011.

•	Diluted earnings per share were $4.42 per share in 2012 compared to $4.09 per share in 2011.

•	Our bank debt to equity ratio has decreased from 14% at December 31, 2011 to 7% at September 31, 2012. Our bank debt of $16 million decreased $14.6 million compared to December 31, 2011.

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weaken against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into less U.S. dollars. On average, foreign currencies weakened against the U.S. dollar in 2012. The most significant currencies that contributed to this movement were the South African rand, the Brazilian real and the Polish zloty. On a reportable segment basis, the unfavorable impact of foreign currency on net sales and net income for the three and nine month periods ended September 30, 2012, were as follows:

	Net Sales		Net Income
	Three months	Nine Months	Three months	Nine Months
The Americas	$(3.5)	$(8.1)	$(0.3)	$(0.7)
EMEA	(1.8)	(4.8)	(0.2)	(0.5)
Asia-Pacific	(0.4)	(0.2)	—	(0.1)

Total	$(5.7)	$(13.1)	$(0.5)	$(1.3)

Additionally, we had net currency exchange gains in 2012 compared to currency exchange losses in 2011 on intercompany receivables and loans. The change in the currency exchange gains and losses had a positive impact on pre-tax earnings of $2.6 million for the three month period ended September 30, 2012 and $1.1 million for the nine month period ended September 30, 2012.

For the three month period ended September 30, 2012, net sales of $114.2 million increased $5.5 million compared to 2011. The fluctuations of foreign currencies during the three month period ended September 30, 2012 had an unfavorable impact on net sales of $5.7 million as compared to 2011. Excluding the impact on currency translation, sales increased 10%. As a percentage of net sales, gross profit was 33.7% and 34.6% of net sales for the three month periods ended September 30, 2012 and 2011, respectively. Excluding the effect of currency translation of $1.9 million, gross profit increased $2.9 million, or 8%, compared to 2011. Costs and expenses of $25.3 million decreased $2.1 million, or 8%, compared to 2011. Excluding the favorable effect of currency translation of $1.1 million, costs and expenses decreased $1 million, or 4%, compared to 2011. Excluding the unfavorable effect of currency translation and as a result of the preceding factors, operating income for the three month period ended September 30, 2012 of $13.2 million increased $3.9 million compared to 2011. Net income for the three month period ended September 30, 2012 of $9.3 million increased $2.6 million compared to 2011. Excluding the unfavorable effect of currency translation, net income increased $3.2 million, or 48%, compared to 2011.

For the nine month period ended September 30, 2012, net sales of $335 million increased $16.7 million, or 5%, compared to 2011. The fluctuations of foreign currencies during the nine month period ended September 30, 2012 had an unfavorable impact on net sales of $13.1 million as compared to 2011. Excluding the impact of currency translation of $13.1 million, sales increased 9% compared to 2011. As a percentage of net sales, gross profit was 33.3% and 33.5% of net sales for each of the nine month periods ended September 30, 2012 and 2011. Excluding the unfavorable effect of currency translation of $4.2 million, gross profit of $111.5 million increased $9.1 million, or 9%, compared to 2011. Costs and expenses of $76.5 million increased $3.2 million, or 4%, compared to 2011. Excluding the favorable effect of currency translation, costs and expenses increased $5.7 million, or 8%, compared to 2011. Excluding the unfavorable effect of currency translation and as a result of the preceding factors, operating income for the nine month period ended September 30, 2012 of $34.9 million increased $3.4 million compared to 2011. Net income for the nine month period ended September 30, 2012 of $24 million increased $2 million compared to 2011. Excluding the unfavorable effect of currency translation, net income increased $3.2 million compared to 2011.

The global financial and economic conditions continue to be somewhat volatile but our financial condition continues to remain strong. Our results for the three and nine month periods ended September 30, 2012 reflect good performance despite the continued uncertainties caused by the Eurozone crisis and reduced growth in areas of the Asia-Pacific segment. Despite the current global economy, we believe our business fundamentals are sound and strategically well-positioned as we remain focused on managing costs, increasing sales volumes and delivering value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 7% and can borrow needed funds at an attractive interest rate under our credit facility.

The financial results in the Asia-Pacific segment include an immaterial business combination entered into on January 31, 2012.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011

The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the three month periods ended September 30, 2012 and 2011. The Company’s past operating results are not necessarily indicative of future operating results.

	Three month period ended September 30
Thousands of dollars	2012		2011		Change
Net sales	$114,206	100.0%	$108,690	100.0%	$5,516
Cost of products sold	75,699	66.3%	71,130	65.4%	4,569

GROSS PROFIT	38,507	33.7%	37,560	34.6%	947
Costs and expenses	25,348	22.2%	27,480	25.3%	(2,132)

OPERATING INCOME	13,159	11.5%	10,080	9.3%	3,079
Other income (expense)	251	0.2%	148	0.1%	103

INCOME BEFORE INCOME TAXES	13,410	11.7%	10,228	9.4%	3,182
Income taxes	4,126	3.6%	3,568	3.3%	558

NET INCOME	$9,284	8.1%	$6,660	6.1%	$2,624

Net sales. For the three month period ended September 30, 2012, net sales were $114.2 million, an increase of $5.5 million, or 5%, from the three month period ended September 30, 2011. Excluding the effect of currency translation, net sales increased 10% as summarized in the following table:

	Three month period ended September 30
thousands of dollars	2012	2011	Change	Change due to currency translation	Change excluding currency translation	% change
Net sales
PLP-USA	$41,291	$38,896	$2,395	$0	$2,395	6%
The Americas	23,791	26,601	(2,810)	(3,524)	714	3
EMEA	18,357	15,274	3,083	(1,782)	4,865	32
Asia-Pacific	30,767	27,919	2,848	(440)	3,288	12

Consolidated	$114,206	$108,690	$5,516	$(5,746)	$11,262	10%

The increase in PLP-USA net sales of $2.4 million, or 6%, was primarily due to an increase in sales volume of $7.1 million partially offset by a price/mix decrease of $4.7 million. International net sales for the three month period ended September 30, 2012 were unfavorably affected by $5.7 million when local currencies were converted to U.S. dollars. The following discussions of changes in net sales exclude the effect of currency translation. The Americas net sales increase of $.7 million, or 3%, primarily related to a $3.1 million increase in energy sales in the region partially offset by a $2.4 million decrease in solar sales. EMEA net sales of $18.4 million increased $4.9 million, or 32%, primarily due to stronger overall market demand in the region. In Asia-Pacific, net sales of $30.8 million increased $3.3 million, or 12%, compared to 2011. Net sales increased $2.6 million due to an acquisition entered into on January 31, 2012 coupled with higher organic sales volume of $.7 million.

Gross profit. Gross profit of $38.5 million for the three month period ended September 30, 2012 increased $.9 million, or 3%, compared to the three month period ended September 30, 2011. Excluding the effect of currency translation, gross profit increased 8% as summarized in the following table:

	Three month period ended September 30
thousands of dollars	2012	2011	Change	Change due to currency translation	Change excluding currency translation	% change
Gross profit
PLP-USA	$13,958	$14,594	$(636)	$0	$(636)	(4)%
The Americas	7,717	8,034	(317)	(1,117)	800	10
EMEA	7,076	5,351	1,725	(651)	2,376	44
Asia-Pacific	9,756	9,581	175	(164)	339	4

Consolidated	$38,507	$37,560	$947	$(1,932)	$2,879	8%

PLP-USA gross profit of $14 million decreased $.6 million compared to 2011. Gross profit decreased on higher net sales for the three months ended September 30, 2012 primarily as a result of product mix combined with an increase in production costs. International gross profit for the three month period ended September 30, 2012 was unfavorably affected by $1.9 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effect of currency translation. The Americas gross profit increase of $.8 million was primarily the result of $.6 million from higher net sales coupled with better product margins of $.2 million. The EMEA gross profit increased $2.4 million as a result of $1.8 million from higher net sales coupled with $.5 million related to better product margins in the region. Asia-Pacific gross profit of $9.8 million increased $.3 million compared to 2011. Asia-Pacific’s gross profit increased $.3 million due to an acquisition entered into on January 31, 2012. Organic gross profit in Asia-Pacific increased $.2 million due to higher net sales but was offset by lower product margins.

Costs and expenses. Costs and expenses of $25.3 million for the three month period ended September 30, 2012 decreased $2.1 million, or 8%, compared to 2011. Excluding the favorable effect of currency translation, costs and expenses decreased 4% as summarized in the following table:

	Three month period ended September 30
thousands of dollars	2012	2011	Change	Change due to currency translation	Change excluding currency translation	% change
Costs and expenses
PLP-USA	$8,399	$10,728	$(2,329)	$0	$(2,329)	(22)%
The Americas	4,835	5,376	(541)	(661)	120	2
EMEA	2,942	3,756	(814)	(337)	(477)	(13)
Asia-Pacific	9,172	7,620	1,552	(137)	1,689	22

Consolidated	$25,348	$27,480	$(2,132)	$(1,135)	$(997)	(4)%

PLP-USA costs and expenses decreased $2.3 million primarily due to changes in net currency exchange related to intercompany receivables and loans of $1.2 million coupled with a decrease in consulting expenses of $.7 million related to our information system implementation in 2011 and $.8 million included in 2011 for acquisition related costs. Partially offsetting these decreases in PLP-USA’s costs and expenses were higher employee related costs of $.5 million. International costs and expenses for the three month period ended September 30, 2012 were favorably affected by $1.1 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses increased $.1 million primarily due to an increase in personnel related costs in the region, higher intercompany related expenses of $.1 million, slight increases in travel related expenses, an increase in the allowance for doubtful accounts in the region partially offset by lower commissions of $.2 million and lower net foreign currency exchange losses of $.3 million. EMEA costs and expenses decreased $.5 million primarily due to $1.2 million in net foreign currency exchange gains in 2012 partially offset by an increase in personnel related costs and $.2 million of higher intercompany related expenses in the region. Asia-Pacific costs and expenses increased $1.7 million compared to 2011. An acquisition that closed on January 31, 2012 added $.8 million to cost and expenses (including $.1 million related to intangible assets amortization expense) compared to 2011. The remaining increase in Asia-Pacific costs and expenses was due to personnel related costs in the region coupled with higher IT related costs (primarily due to system implementation costs in the region), partially offset by a net change in foreign currency exchange gain of $.2 million in 2012.

Other income (expense). Other income (expense) for the three month period ended September 30, 2012 of $.3 million increased $.1 million compared to 2011 primarily due to higher net interest income.

Income taxes. Income taxes for the three month period ended September 30, 2012 of $4.1 million was $.6 million higher than the same period in 2011. The effective tax rate for the three month period ended September 30, 2012 was 31% compared to 35% in 2011. The effective tax rate for three month period ended September 30, 2012 is lower than the U.S. federal statutory rate of 35% primarily due to increased earnings in jurisdications with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested. The lower effective tax rate for the three month period ended September 30, 2012 compared with the same period for 2011 was primarily due to favorable discrete items related to 2011 but recognized in 2012.

Net income. As a result of the preceding items, net income for the three month period ended September 30, 2012 was $9.3 million, compared to $6.7 million for the three month period ended September 30, 2011. Excluding the effect of currency translation, net income increased $3.2 million as summarized in the following table:

	Three month period ended September 30
thousands of dollars	2012	2011	Change	Change due to currency translation	Change excluding currency translation	% change
Net income
PLP-USA	$3,404	$2,389	$1,015	$0	$1,015	42%
The Americas	2,292	1,806	486	(309)	795	44
EMEA	3,254	893	2,361	(238)	2,599	291
Asia-Pacific	334	1,572	(1,238)	(18)	(1,220)	(78)

Consolidated	$9,284	$6,660	$2,624	$(565)	$3,189	48%

PLP-USA net income increased $1 million due to a $1.7 million increase in operating income partially offset by an increase in income taxes of $.5 million coupled with a decrease in other income. International net income for the three month period ended September 30, 2012 was unfavorably affected by $.6 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income increased $.8 million as a result of an increase in operating income of $.7 million and an increase in other income of $.3 million partially offset by an increase in income taxes of $.2 million. EMEA net income increased $2.6 million primarily as a result of an increase in operating income of $2.9 million partially offset by an increase in income taxes of $.3 million. Asia-Pacific net income decreased $1.2 million primarily as a result of a decrease in operating income of $1.3 million and an increase in other income of $.1 million partially offset by a decrease in income taxes of $.2 million.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2011

The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the nine month periods ended September 30, 2012 and 2011. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine month period ended September 30
Thousands of dollars	2012		2011		Change
Net sales	$334,992	100.0%	$318,308	100.0%	$16,684
Cost of products sold	223,507	66.7%	211,651	66.5%	11,856

GROSS PROFIT	111,485	33.3%	106,657	33.5%	4,828
Costs and expenses	76,547	22.9%	73,319	23.0%	3,228

OPERATING INCOME	34,938	10.4%	33,338	10.5%	1,600
Other income (expense)	576	0.2%	189	0.1%	387

INCOME BEFORE INCOME TAXES	35,514	10.6%	33,527	10.5%	1,987
Income taxes	11,501	3.4%	11,483	3.6%	18

NET INCOME	$24,013	7.2%	$22,044	6.9%	$1,969

Net sales. For the nine month period ended September 30, 2012, net sales were $335 million, an increase of $16.7 million, or 5%, from the nine month period ended September 30, 2011. Excluding the unfavorable effect of currency translation, net sales increased 9% as summarized in the following table:

	Nine month period ended September 30
thousands of dollars	2012	2011	Change	Change due to currency translation	Change excluding currency translation	% change
Net sales
PLP-USA	$125,650	$109,308	$16,342	$0	$16,342	15%
The Americas	69,844	76,448	(6,604)	(8,073)	1,469	2
EMEA	50,014	45,593	4,421	(4,821)	9,242	20
Asia-Pacific	89,484	86,959	2,525	(164)	2,689	3

Consolidated	$334,992	$318,308	$16,684	$(13,058)	$29,742	9%

The increase in PLP-USA net sales of $16.3 million, or 15%, was primarily due to $15.5 million related to sales volume and $.8 million due to price/mix. International net sales for the nine month period ended September 30, 2012 were unfavorably affected by $13.1 million when local currencies were converted to U.S. dollars. The following discussions of changes in net sales exclude the effect of currency translation. The Americas net sales increase of $1.5 million, or 2%, increased primarily due to an increase in energy sales volume in the region of $7.9 million partially offset by lower solar sales of $6.5 million. EMEA net sales of $50 million increased $9.2 million, or 20%, primarily due to an overall increase in sales volume in the region. In Asia-Pacific, net sales of $89.5 million increased $2.7 million, or 3%, compared to 2011. The increase in net sales was primarily due to $8.6 million related to an acquisition entered into on January 31, 2012 partially offset by lower organic sales volume of $5.9 million in the region.

Gross profit. Gross profit of $111.5 million for the nine month period ended September 30, 2012 increased $4.8 million, or 5%, compared to the nine month period ended September 30, 2011. Excluding the effect of currency translation, gross profit increased 9% as summarized in the following table:

	Nine month period ended September 30
thousands of dollars	2012	2011	Change	Change due to currency translation	Change excluding currency translation	% change
Gross profit
PLP-USA	$45,350	$40,044	$5,306	$0	$5,306	13%
The Americas	21,562	23,589	(2,027)	(2,521)	494	2
EMEA	18,054	13,807	4,247	(1,588)	5,835	42
Asia-Pacific	26,519	29,217	(2,698)	(133)	(2,565)	(9)

Consolidated	$111,485	$106,657	$4,828	$(4,242)	$9,070	9%

PLP-USA gross profit of $45.4 million increased $5.3 million compared to 2011. As a percentage of net sales, gross profit decreased from 36.6% of net sales in 2011 compared to 36.1% of net sales in 2012. PLP-USA’s gross profit increased $5.3 million primarily due to the increase in gross profit on increased net sales partially offset by $1.2 million in adjustments to product and inventory valuation coupled with a $1.4 million increase in manufacturing and shipping expense. International gross profit for the nine month period ended September 30, 2012 was unfavorably affected by $4.2 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effect of currency translation. The Americas gross profit increase of $.5 million was primarily the result of $1.8 million from higher net sales partially offset by lower product margin in the region. The EMEA gross profit increase of $5.8 million was primarily a result of $3.2 million from higher net sales coupled with better product margins of $2.6 million in the region. Asia-Pacific gross profit of $26.5 million decreased $2.6 million compared to 2011. Asia-Pacific’s gross profit included $1.2 million of gross profit related to the acquisition entered into on January 31, 2012. The $3.8 million decrease in the region excluding the acquisition entered into on January 31, 2012 was primarily due to $1.8 million as a result of lower net sales coupled with $1.8 million due to lower product margins.

Costs and expenses. Costs and expenses of $76.5 million for the nine month period ended September 30, 2012 increased $3.2 million, or 4%, compared to 2011. Excluding the favorable effect of currency translation, costs and expenses increased 8% as summarized in the following table:

	Nine month period ended September 30
thousands of dollars	2012	2011	Change	Change due to currency translation	Change excluding currency translation	% change
Costs and expenses
PLP-USA	$27,500	$27,759	$(259)	$0	$(259)	(1)%
The Americas	13,918	14,145	(227)	(1,530)	1,303	9
EMEA	9,291	9,724	(433)	(949)	516	5
Asia-Pacific	25,838	21,691	4,147	(5)	4,152	19

Consolidated	$76,547	$73,319	$3,228	$(2,484)	$5,712	8%

PLP-USA costs and expenses decreased $.3 million primarily due to a reduction in consulting expenses of $1.6 million due to the information system implementation in 2011, $.2 million of lower net foreign exchanges losses in 2012 and lower business acquisition related expenses of $.8 million partially offset by an increase in personnel related costs of $1.1 million and an increase in commissions of $.8 million. International costs and expenses for the nine month period ended September 30, 2012 were favorably affected by $2.5 million when local currencies were translated to U.S. dollars. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses increased $1.3 million primarily due to an increase in personnel related costs in the region coupled with higher intercompany related expenses of $.4 million partially offset by lower sales commissions of $.5 million and $.2 million related to lower net foreign currency exchange losses in 2012. EMEA costs and expenses increased $.5 million primarily due to an increase in personnel related costs and higher intercompany related expenses of $.4 million in the region partially offset by $.6 million related to a change in net foreign currency exchange gains in 2012. Overall, Asia-Pacific costs and expenses increased $4.2 million compared to 2011. An acquisition on January 31, 2012 added $2.2 million to cost and expenses compared to 2011. The remaining $2 million increase in Asia-Pacific costs and expenses were primarily due to personnel related costs in the region coupled with higher system implementation costs and an increase in the allowance for doubtful accounts partially offset by lower commissions of $.2 million, a net change in foreign currency exchange gains of $.1 million and a $.2 million reduction in the fair value of the acquisition earn-out consideration payment.

Other income (expense). Other income (expense) for the nine month period ended September 30, 2012 of $.6 million increased $.4 million compared to 2011 primarily due to lower net interest expense of $.2 million coupled with an increase in interest and other income.

Income taxes. Income taxes for the nine month period ended September 30, 2012 of $11.5 million was $.1 million higher than the same period in 2011. The effective tax rate for the nine month period ended September 30 was 32% in 2012 compared to 34% in 2011. The effective tax rate for the nine month period ended September 30, 2012 is lower than the U.S. federal statutory rate of 35% primarily due to increased earnings in jurisdications with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested. The lower effective tax rate for the nine month period ending September 30, 2012 compared with the same period for 2011 was primarily due to favorable discrete items related to 2011 but recognized in 2012.

Net income. As a result of the preceding items, net income for the nine month period ended September 30, 2012 was $24 million, compared to $22 million for the nine month period ended September 30, 2011. Excluding the effect of currency translation, net income increased $3.2 million as summarized in the following table:

	Nine month period ended September 30
thousands of dollars	2012	2011	Change	Change due to currency translation	Change excluding currency translation	% change
Net income
PLP-USA	$10,965	$7,437	$3,528	$0	$3,528	47%
The Americas	5,738	6,246	(508)	(681)	173	3
EMEA	6,806	2,953	3,853	(487)	4,340	147
Asia-Pacific	504	5,408	(4,904)	(90)	(4,814)	(89)

Consolidated	$24,013	$22,044	$1,969	$(1,258)	$3,227	15%

PLP-USA net income increased $3.5 million due to a $5.6 million increase in operating income partially offset by a decrease in other income of $.4 million coupled with an increase in income taxes of $1.7 million. International net income for the nine month period ended September 30, 2012 was unfavorably affected by $1.3 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income increased $.2 million as a result of an increase in other income of $.6 million coupled with lower taxes of $.4 million partially offset by a decrease in operating income of $.8 million. EMEA net income increased $4.3 million primarily due to a $5.3 million increase in operating income coupled with a $.2 million increase in other income partially offset by an increase in income taxes of $1.2 million. Asia-Pacific net income decreased $4.8 million primarily due to a decrease in operating income of $6.7 million partially offset by lower income taxes of $1.9 million.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2011 and are, therefore, not presented herein.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Cash decreased $4 million for the nine month period ended September 30, 2012. Net cash provided by operating activities was $35.3 million. The major investing and financing uses of cash were capital expenditures of $15.5 million, dividends of $3.3 million, acquisitions, net of cash, of $5.2 million, an acquisition earn-out payment of $1.1 million and net debt payments of $14.5 million.

Net cash provided by operating activities for the nine month period ended September 30, 2012 increased $20.5 million compared to the nine month period ended September 30, 2011 primarily as a result of an increase in net income of $2 million, a reduction in the increases in working capital of $15.9 million (primarily due to receivables of $7.2 million and inventory of $16.7 million) and an increase in non-cash items of $2.6 million.

Net cash used in investing activities for the nine month period ended September 30, 2012 of $18.8 million represents an increase of $6.2 million when compared to cash used in investing activities in the nine month period ended September 30, 2011. The increase was primarily related to business acquisition payments of $5.2 million and capital expenditure increases of $3 million partially offset by a $1.7 million increase in proceeds from the sale of property and equipment in the nine month period ended September 30, 2012 when compared to the same period in 2011. In January 2012, we purchased Australian Electricity Systems PTY Ltd in Australia for $4.3 million, net of cash received and working capital adjustments. In March 2012, we purchased all of the assets of Forma Line Industries CC in South Africa for $.9 million, net of cash received and working capital adjustments. Capital expenditures increased due mostly to purchase of land and building and an information technology system implementation at our Asia-Pacific segment, purchase of building and land and machinery and equipment at our EMEA segment and building and land, tooling and machinery and equipment at our PLP-USA segment.

Cash used by financing activities for the nine month period ended September 30, 2012 of $20.6 million represents an increase of $20.2 million when compared to the nine month period ended September 30, 2011. The increase was primarily a result of net debt payments in 2012 when compared to debt borrowings in 2011 and a $1.1 million earn-out payment related to the acquisition of Electropar purchased in 2010 partially offset by lower repurchases of common shares outstanding in 2012 when compared to 2011.

Our financial position remains strong and our current ratio was 3 to 1 at September 30, 2012 and 3.3 to 1 at December 31, 2011. At September 30, 2012, our unused availability under our main credit facility was $75.2 million and our bank debt to equity ratio was 7%. On May 24, 2012, we amended our credit facility to increase the amount to $90 million, and extend the term to January 2015, all other terms, including the carrying interest at LIBOR plus 1.125%, remain the same. The revolving credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At September 30, 2012, we were in compliance with these covenants.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). The amendments in ASU 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both instances, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. We adopted this guidance on January 1, 2012, presenting other comprehensive income in a separate statement following the Statement of Consolidated Income. The adoption of this guidance concerns disclosure only and did not have an impact on our consolidated financial position, results of operations or cash flows.

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

As of September 30, 2012, the Company had one immaterial foreign currency forward exchange contract outstanding. The Company does not hold derivatives for trading purposes.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $16 million at September 30, 2012. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.2 million for the nine month period ended September 30, 2012.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $5.7 million and on income before tax of $.2 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2012 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On August 4, 2010, the Company announced that the Board of Directors authorized a plan to repurchase up to 250,000 of Preformed Line Products common shares. The repurchase plan does not have an expiration date. The following table includes repurchases for the three month period ended September 30, 2012.

Period (2012)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July	0	0	77,077	172,923
August	34,510	$55.04	111,587	138,413
September	0	0	111,587	138,413

Total	34,510

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Share Purchase Agreement, dated August 14, 2012 between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr dated July 29, 2008 (incorporated herein by reference to the Company’s Form 8-K filed on August 14, 2012).

10.2	Share Purchase Agreement, dated August 14, 2012 between the Company and the Thomas F. Peterson Foundation (incorporated herein by reference to the Company’s Form 8-K filed on August 14, 2012).

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Executive Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Executive Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2012	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2012	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer and Vice President - Finance
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	Share Purchase Agreement, dated August 14, 2012 between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr dated July 29, 2008 (incorporated herein by reference to the Company’s Form 8-K filed on August 14, 2012).

10.2	Share Purchase Agreement, dated August 14, 2012 between the Company and the Thomas F. Peterson Foundation (incorporated herein by reference to the Company’s Form 8-K filed on August 14, 2012).

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Executive Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Executive Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.