Form 10-K
period 2012-12-31
PREFORMED LINE PRODUCTS CO
filed 2013-03-15
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2012 was $130,022,196 based on the closing price of such common shares, as reported on the NASDAQ National Market System. As of March 8, 2013, there were 5,376,254 common shares of the Company ($2 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2013 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful in expanding the Company’s product line or production facilities into new areas;

•	The Company’s ability to identify, obtain funding for, complete and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

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

Formed Wire Products and Related Hardware Products are used in the energy, communications, cable and special industries (i.e., metal building, tower and antenna industries, the agriculture and arborist industries, and marine systems industry) to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics (e.g., vibration). Formed wire products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape. Advantages of using the Company’s helical formed wire products are that they are economical, dependable and easy to use. The Company introduced formed wire products to the power industry over 60 years ago and such products enjoy an almost universal acceptance in the Company’s markets. Related hardware products include hardware for supporting and protecting transmission conductors, spacers, spacer-dampers, stockbridge dampers, corona suppression devices and various compression fittings for dead-end applications. Formed wire and related hardware products are approximately 69% of the Company’s revenues in 2012, 67% in 2011 and 65% in 2010.

Protective Closures, including splice cases, are used to protect fixed line communication networks, such as copper cable or fiber optic cable, from moisture, environmental hazards and other potential contaminants. Protective closures are approximately 16% of the Company’s revenues in 2012, 16% in 2011 and 17% in 2010.

Data Communication Cabinets are products used in high-speed data systems to hold and protect electronic equipment. Data communication cabinets are approximately 3% of the Company’s revenues in 2012, 3% in 2011 and 4% in 2010.

Plastic Products, including guy markers, tree guards, fiber optic cable markers and pedestal markers, are used in energy, communications, cable television and special industries to identify power conductors, communication cables and guy wires. Plastic products are approximately 4% of the Company’s revenues in 2012 and 3% of the Company’s revenues in 2011 and 2010.

Other Products include hardware assemblies, pole line hardware, resale products, underground connectors, solar hardware systems and urethane products. They are used by energy, renewable energy, communications, cable and special industries for various applications and are defined as products that complement the Company’s core line offerings. Other products are approximately 8% of the Company’s revenues in 2012 and 11% of the Company’s revenues in 2011 and 2010.

Corporate History

The Company was incorporated in Ohio in 1947 to manufacture and sell helically shaped “armor rods” which are sets of stiff helically shaped wires applied on an electrical conductor at the point where they are suspended or held. Thomas F. Peterson, the Company’s founder, developed and patented a unique method to manufacture and apply these armor rods to protect electrical conductors on overhead power lines. Over a period of years, Mr. Peterson and the Company developed, tested, patented, manufactured and marketed a variety of helically shaped products for use by the electrical and telephone industries. Although all of Mr. Peterson’s patents have now expired, those patents served as the nucleus for licensing the Company’s formed wire products abroad.

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

In 2007, the Company acquired 83.74% of Belos SA (Belos), located in Bielsko-Biala, Poland. Belos is a manufacturer and supplier of fittings for various voltage power networks. This acquisition complements the Company’s existing line of energy products. From 2008 to 2010, the Company acquired the remaining outstanding shares of Belos.

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

In 2009, the Company acquired a 33.3% investment in Proxisafe Ltd. Proxisafe is a Canadian developmental company formed to design and commercialize new industrial safety equipment located in Calgary, Alberta. As of December 31, 2012, the Company owned 32.57% in Proxisafe.

In 2009, the Company acquired the Dulmison business from Tyco Electronics Group S.A. (Tyco Electronics), which included both the acquisition of equity of certain Tyco Electronics entities and the acquisition of assets from other Tyco Electronics entities. Dulmison was a leader in the supply and manufacturer of electrical transmission and distribution products. Dulmison designed, manufactured and marketed pole line hardware and vibration control products for the global electrical utility industry. Dulmison had operations in Australia, Thailand, Indonesia, Malaysia, Mexico and the United States. The Dulmison business has been fully integrated into the Company’s core businesses.

In 2010, the Company acquired Electropar Limited (Electropar), a New Zealand corporation. Electropar designs, manufactures and markets pole line and substation hardware for the global electrical utility industry. Electropar is based in New Zealand with a subsidiary operation in Australia. The acquisition has strengthened and is expected to continue to strengthen the Company’s position in the power distribution, transmission and substation hardware markets and expands the Company’s presence in the Asia-Pacific region.

In January 2012, the Company acquired Australian Electricity Systems Pty Ltd. (AES), an Australian company. AES designs, manufactures and markets hardware for the electrical utility industry. The acquisition has strengthened and is expected to continue to strengthen the Company’s position in the power distribution, transmission and substation hardware markets and will expand the Company’s presence in the Asia-Pacific region. For accounting purposes, the acquisition was an immaterial business combination.

The Company’s World headquarters is located at 660 Beta Drive, Mayfield Village, Ohio 44143.

Business

The demand for the Company’s products comes primarily from new, maintenance and repair construction for the energy (including solar), telecommunication, data communication and special industries. The Company’s customers use many of the Company’s products, including formed wire products, to revitalize the aging outside plant infrastructure. Many of the Company’s products are used on a proactive basis by the Company’s customers to reduce and prevent lost revenue. A single malfunctioning line could cause the loss of thousands of dollars per hour for a power or communication customer. A malfunctioning fiber cable could also result in substantial revenue loss. Repair construction by the Company’s customers generally occurs in the case of emergencies or natural disasters, such as hurricanes, tornados, earthquakes, floods or ice storms. Under these circumstances, the Company provides the repair products to customers as quickly as possible.

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

With the acquisition of DPW in 2007, the Company expanded into the renewable energy sector. DPW provides a comprehensive line of mounting hardware for a variety of solar power applications including residential roof mounting, commercial roofing systems, top of pole mounting and customized solutions. DPW also provides design and installation services for residential and commercial solar power systems primarily in the western U.S.

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

The Company believes that its Research and Engineering Center is one of the most sophisticated in the world in its specialized field. The Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling. Today, the Company’s reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a competitive advantage. In addition to testing, the work done at the Company’s Research and Development Center continues to fuel product development efforts. For example, the Company estimates that approximately 16% of 2012 revenues were attributed to products developed by the Company in the past five years. In addition, the Company’s position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations which are charged with the responsibility of establishing industry wide specifications and performance criteria, including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission). Research and development costs are expensed as incurred. Research and development costs for new products were $2.1 million in 2012, $2.4 million in 2011 and $1.7 million in 2010.

Patents and Trademarks

The Company applies for patents in the U.S. and other countries, as appropriate, to protect its significant patentable developments. As of December 31, 2012, the Company had in force 33 U.S. patents and 66 international patents in 11 countries and had pending 12 U.S. patent applications and 41 international applications. While such domestic and international patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company’s business. The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company’s business as a whole or to any of its businesses. Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks. The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology. As of December 31, 2012, the Company had obtained U.S. registration on 31 trademarks and three trademark applications remained pending. International registrations amounted to 249 registrations in 38 countries, with nine pending international registrations.

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

•

The Company’s Research and Engineering Center in Mayfield Village, Ohio and Research and Engineering department’s subsidiary worldwide locations maintain a strong technical support function to develop unique solutions to customer problems.

•	The Company is vertically integrated both in manufacturing and distribution and is continually upgrading equipment and processes.

•

The Company is sensitive to the marketplace and provides an extra measure of service in cases of emergency, storm damage and other rush situations. This high level of customer service and customer responsiveness is a hallmark of the Company.

•	The Company’s 19 manufacturing locations ensure close support and proximity to customers worldwide.

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

The fiber optic closure market is one of the most competitive product areas for the Company, with the Company competing against, among others, Tyco Electronics, 3M and Corning Cable Systems. There are a number of primary competitors and several smaller niche competitors that compete at all levels in the marketplace. The Company believes that it is one of four leading suppliers of fiber optic closures.

Sources and Availability of Raw Materials

The principal raw materials used by the Company are galvanized wire, stainless steel, aluminum covered steel wire, aluminum rod, plastic resins, glass-filled plastic compounds, neoprene rubbers and aluminum castings. The Company also uses certain other materials such as fasteners, packaging materials and communications cable. The Company believes that it has adequate sources of supply for the raw materials used in its manufacturing processes and it regularly attempts to develop and maintain sources of supply in order to extend availability and encourage competitive pricing of these products.

Most plastic resins are purchased under contracts to stabilize costs and improve delivery performance and are available from a number of reliable suppliers. Wire and aluminum rod are purchased in standard stock diameters and coils under contracts from a number of reliable suppliers. Contracts have firm prices except for fluctuations of base metals and petroleum prices, which result in surcharges when global demand is greater than the available supply.

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

Raw material costs were, in general, flat during 2012. The Company expects price levels to continue to be stable during 2013.

Backlog Orders

The Company’s backlog was approximately $58.4 million at the end of 2012 and $74.6 million at the end of 2011. The Company’s order backlog generally represents two to seven weeks of sales. All customer orders entered are firm at the time of entry. Substantially all orders are shipped within a two to four week period unless the customer requests an alternative date.

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

The Company believes it is in compliance in all material respects, with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability. The Company does not expect to make any material capital expenditure during 2013 for environmental control facilities. The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays. However, the Company does not believe that these expenditures should ultimately result in a material adverse effect on its financial position or results of operations. The Company cannot predict the precise effect such future requirements, if enacted, would have on the Company. The Company believes that such regulations would be enacted over time and would affect the industry as a whole.

Employees

At December 31, 2012, the Company had 2,901 employees. Approximately 27% of the Company’s employees are located in the U.S.

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

The Company’s sales to the energy and telecommunication industries represent a substantial portion of the Company’s historical sales. The concentration of revenue in such industries is expected to continue into the foreseeable future. Demand for products to these industries depends primarily on capital spending by customers for constructing, rebuilding, maintaining or upgrading their systems. The amount of capital spending and, therefore, the Company’s sales and profitability are affected by a variety of factors, including general economic conditions, access by customers to financing, government regulation, demand for energy and cable services, and technological factors. As a result, some customers may significantly reduce their spending or may not continue as going concerns, which could have a material adverse effect on the Company’s business, operating results and financial condition. Consolidation and deregulation present the additional risk to the Company in that combined or deregulated customers will rely on relationships with a source other than the Company. Consolidation and deregulation may also increase the pressure on suppliers, such as the Company, to sell product at lower prices.

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

Competitors introduction of products embodying new technologies or the emergence of new industry standards can render existing products or products under development obsolete or unmarketable and result in lost sales.

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

International sales account for a substantial portion of the Company’s net sales (59%, 60% and 58% in 2012, 2011 and 2010, respectively) and the Company expects these sales will increase as a percentage of net sales in the future. Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the U.S. dollar which could materially adversely affect U.S. dollar revenues or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, reduced or limited protection of intellectual property rights, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. These risks of conducting business internationally may have a material adverse effect on the Company’s business, operating results and financial condition.

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

The Company relies on sole source manufacturers for certain materials that complement the Company’s product lines. The current state of economic uncertainty presents a risk that existing suppliers could go out of business or significantly raise their prices. If, due to any of these risk factors, the Company had to relocate the tooling and processes to other manufacturers, there could be an adverse effect on the supply and the Company’s ability to make products on a timely basis. Additionally, as the financial markets are experiencing unprecedented volatility, lower levels of liquidity may be available. The inability to obtain funding may postpone customer spending and adversely affect the Company’s business, operating results and financial condition.

Item 1B.	Unresolved Staff Comments

The Company does not have any unresolved staff comments.

Item 2.	Properties

The Company currently owns or leases 20 facilities, which together contain approximately 1.9 million square feet of manufacturing, warehouse, research and development, sales and office space worldwide. Most of the Company’s international facilities contain space for offices, research and engineering (R&E), warehousing and manufacturing with manufacturing using a majority of the space. The following table provides information regarding the Company’s principal facilities:

Location	Use	Owned/Leased	Square Feet	Reportable Segment
1. Mayfield Village, Ohio	Corporate Headquarters R&E	Owned	62,000	PLP-USA
2. Rogers, Arkansas	Manufacturing Warehouse Office	Owned	310,000	PLP-USA
3. Albemarle, North Carolina	Manufacturing Warehouse Office	Owned	261,000	PLP-USA
4. Sydney, Australia	Manufacturing R&E Warehouse Office	Owned; Warehouse Leased	139,400	Asia- Pacific
5. São Paulo, Brazil	Manufacturing R&E Warehouse Office	Owned	148,500	The Americas
6. Cambridge, Ontario, Canada	Manufacturing Warehouse Office	Owned	73,300	The Americas
7. Andover, Hampshire, England	Manufacturing R&E Warehouse Office	Building Owned; Land Leased	89,400	EMEA
8. Queretaro, Mexico	Manufacturing Warehouse Office	Owned	82,900	The Americas
9. Beijing, China	Manufacturing Warehouse Office	Building Owned; Land Leased	132,100	Asia-Pacific
10. Pietermarizburg, South Africa	Manufacturing R&E Warehouse Office	Owned	73,100	EMEA
11. Sevilla, Spain	Manufacturing R&E Warehouse Office	Owned	63,300	EMEA
12. Albuquerque, New Mexico	Manufacturing Warehouse Office	Leased	27,200	The Americas
13. Bielsko-Biala, Poland	Manufacturing Warehouse Office	Buildings Owned; Land Leased	174,400	EMEA
14. Bekasi, Indonesia	Manufacturing Office	Owned	60,100	Asia-Pacific
15. Selangor, Malaysia	Manufacturing Warehouse Office	Leased	18,600	Asia-Pacific
16. Bangkok, Thailand	Manufacturing Warehouse Office	Owned	135,700	Asia-Pacific
17. Auckland, New Zealand	Manufacturing Warehouse Office	Leased	57,500	Asia-Pacific
18. Buenos Aires, Argentina	Manufacturing Warehouse Office	Leased	26,372	The Americas
19. Johannesburg, South Africa	Manufacturing Warehouse Office	Leased	12,300	EMEA

Item 3.	Legal Proceedings

From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable

Item 4A.	Executive Officers of the Registrant

Each executive officer is elected by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal.

Name	Age	Position
Robert G. Ruhlman	56	Chairman, President and Chief Executive Officer
Eric R. Graef	60	Chief Financial Officer and Vice President—Finance
William H. Haag	49	Vice President—International Operations
J. Cecil Curlee Jr.	56	Vice President—Human Resources
Dennis F. McKenna	46	Vice President—Marketing and Global Business Development
David C. Sunkle	54	Vice President—Research and Engineering and Manufacturing
Caroline S. Vaccariello	46	General Counsel and Corporate Secretary
John M. Hofstetter	48	Vice President—Sales and Global Communications Markets

The following sets forth the name and recent business experience for each person who is an executive officer of the Company at March 1, 2013.

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

John M. Hofstetter was elected Vice President – Sales and Global Communications Markets and Business Development in April of 2012. Effective January 1, 2013, his role expanded to include domestic sales responsibility for the Energy Markets and Special Industries. He has served a variety of positions in Marketing and Sales since 1988, including General Manager of Sales – Communications Markets and Special Industries, Director – Marketing and Sales Communications Markets, and Director – Global Communications Markets.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on NASDAQ under the trading symbol “PLPC”. As of March 8, 2013, the Company had approximately 2,100 shareholders of record. The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company’s common shares as reported by the NASDAQ and (ii) the amount per share of cash dividends paid by the Company.

	Year ended December 31
	2012			2011
Quarter	High	Low	Dividend	High	Low	Dividend
First	$70.34	$57.05	$0.20	$72.26	$58.75	$0.20
Second	65.34	52.05	0.20	77.15	64.48	0.20
Third	59.57	52.15	0.20	74.92	45.80	0.20
Fourth	61.99	52.00	0.60	65.82	41.99	0.20

The Company on December 12, 2012 declared accelerated dividends (January and April 2013) of $.40 per share on the Company’s common shares, paid December 28, 2012, to shareholders of record at the close of business on December 24, 2012.

While the Company expects to continue to pay dividends of a comparable amount (with respect to quarters prior to the fourth quarter of 2012) in the near term, the declaration and payment of future dividends will be made at the discretion of the Company’s Board of Directors in light of the current needs of the Company. Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	148,334	$48.76	540,319
Equity compensation plans not approved by security holders	32,150	$40.93	0

Total	180,484		540,319

Performance Graph

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the Company’s common shares with the cumulative total return of hypothetical investments in the NASDAQ Composite Index and the Peer Group Index based on the respective market price of each investment at December 31, 2007, December 31, 2008, December 31, 2009, December 31, 2010, December 31, 2011, and December 31, 2012, assuming in each case an initial investment of $100 on December 31, 2007, and reinvestment of dividends.

	2007	2008	2009	2010	2011	2012
PREFORMED LINE PRODUCTS CO	100.00	78.10	75.76	103.42	106.85	108.20
NASDAQ MARKET INDEX	100.00	59.03	82.25	97.32	98.63	110.78
PEER GROUP INDEX	100.00	51.30	74.81	96.50	85.47	95.83

Purchases of Equity Securities

On August 4, 2010, the Company announced that the Board of Directors authorized a plan to repurchase up to 250,000 of Preformed Line Products common shares. The repurchase plan does not have an expiration date. The following table includes repurchases for the three month period ended December 31, 2012.

Period (2012)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October	0	$0.00	111,587	138,413
November	3,066	$53.50	114,653	135,347
December	9,508	$56.04	124,161	125,839

Total	12,574

Item 6.	Selected Financial Data

	2012	2011	2010	2009*	2008
	(Thousands of dollars, except per share data)
Net Sales and Income
Net sales	$439,192	$424,404	$338,305	$257,206	$269,742
Operating income	44,122	45,354	28,480	19,460	23,988
Income before income taxes and discontinued operations	44,827	45,994	30,183	29,593	24,760
Income from continuing operations, net of tax	29,286	30,984	23,008	22,833	17,042
Net income	29,286	30,984	23,008	22,833	17,911
Net income (loss) attributable to noncontrolling interest, net of tax	0	0	(105)	(524)	288
Net income attributable to PLPC	29,286	30,984	23,113	23,357	17,623
Per Share Amounts
Income from continuing operations attributable to PLP shareholders—basic	$5.50	$5.89	$4.41	$4.46	$3.17
Net income attributable to PLPC common shareholders—basic	5.50	5.89	4.41	4.46	3.34
Income from continuing operations attributable to PLPC shareholders—diluted	5.45	5.78	4.33	4.35	3.14
Net income attributable to PLPC common shareholders—diluted	5.45	5.78	4.33	4.35	3.30
Dividends declared	1.00	0.80	0.80	0.80	0.80
PLPC Shareholders’ equity	44.83	39.91	37.44	32.58	26.09
Other Financial Information
Current assets	$194,101	$205,490	$167,342	$138,440	$112,670
Total assets	333,064	327,348	280,979	235,372	190,875
Current liabilities	58,243	61,833	56,558	46,340	35,248
Long-term debt (including current portion)	9,573	28,592	10,650	4,429	3,147
Capital leases	504	484	590	239	112
PLPC Shareholders’ equity	241,069	212,858	197,340	170,966	136,265

*	On December 18, 2009, the Company completed a business combination acquiring certain subsidiaries and other assets from Tyco Electronics. The 2009 results were impacted by a $9.1 million gain, after taxes, on the acquisition, or $1.74 per basic share and $1.69 per diluted share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the readers of our financial statements better understand our results of operations, financial condition and present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and related notes included elsewhere in this report.

The MD&A is organized as follows:

•	Overview

•	Recent Developments

•	Market Overview

•	Preface

•	Results of Operations

•	Working Capital, Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Recently Adopted Accounting Pronouncements

•	New Accounting Standards to be Adopted

OVERVIEW

Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) was incorporated in Ohio in 1947. We are an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries. Our primary products support, protect, connect, terminate, and secure cables and wires. We also provide solar hardware systems and mounting hardware for a variety of solar power applications. Our goal is to continue to achieve profitable growth as a leader in the innovation, development, manufacture, and marketing of technically advanced products and services related to energy, communications, and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets. We have 19 sales and manufacturing operations in 15 different countries.

We report our segments in four geographic regions: PLP-USA, The Americas (includes operations in North and South America without PLP-USA), EMEA (Europe, Middle East & Africa) and Asia-Pacific in accordance with accounting standards codified in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, Segment Reporting. Each segment distributes a full range of our primary products. Our PLP-USA segment is comprised of our U.S. operations manufacturing our traditional products primarily supporting our domestic energy and telecommunications products. Our other three segments, The Americas, EMEA and Asia-Pacific, support our energy, telecommunications, data communication, and solar products in each respective geographical region.

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

RECENT DEVELOPMENTS

We acquired Electropar Limited on July 31, 2010. Pursuant to the Purchase Agreement, we acquired all of the equity outstanding of Electropar for NZ$20.3 million or $14.8 million, net of a customary post-closing working capital adjustment of $.2 million. Electropar designs, manufactures and markets pole line and substation hardware for the global electrical utility industry. Electropar is based in New Zealand with a subsidiary operation in Australia. We believe that the acquisition of Electropar has strengthened and will continue to strengthen our position in the power distribution, transmission and substation hardware markets and expand our presence in the Asia-Pacific region.

In January and March 2012, we had two acquisitions. From an accounting perspective, both acquisitions were immaterial to the Company. On January 31, 2012, we acquired Australian Electricity Systems PTY Ltd (AES) in Australia for $4.3 million, net of cash received and working capital adjustments. On March 1, 2012, we purchased all of the assets of Forma Line Industries CC in South Africa for $.9 million, net of cash received and working capital adjustments. Both acquisitions expanded our product line offerings, manufacturing capacity and provided locations in close proximity to our customers in our EMEA and Asia-Pacific segments.

MARKET OVERVIEW

Our business continues to be concentrated in the energy and communications markets. During the past several years, industry consolidation continued as distributors and service provider consolidations took place in our major markets. This trend is expected to continue in 2013. The sluggish global economy coupled with a depressed U.S. housing market have affected, and could continue to affect construction projects and negatively impact growth opportunities in our core markets in the U.S. and countries such as Spain, Poland and Great Britain where the financial situation is expected to be similar going forward.

In 2012, we again experienced growth in our energy market. We continued to see the investment in renewable energy projects, new transmission grids, new technologies, and upgrading and maintenance of the existing energy infrastructure. We expect the distribution energy market to be relatively flat in 2013 but anticipate continued growth in demand for transmission and fiber optic products.

We believe that the acquisitions of Dulmison from Tyco Electronics in December 2009 and Electropar in July 2010 further contributed to our leadership position and have enabled us to enhance the scope of our product lines and the technology we provide to the Energy market. The spacer, spacer-damper and stockbridge damper product lines fit well and complement our product offerings and enable us to offer the most comprehensive line of products in the industry. We further strengthened our overall presence in the Asia-Pacific region with the acquisition of Electropar in Auckland, New Zealand. With demand for electrical power continuing to increase, especially in many fast growing areas of the world, we believe that our leadership position in the market will enable us to take advantage of prospects for continued growth as the transmission grid is enhanced and extended.

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

Our communication business in 2012 continued to face challenges throughout the world. Many communications customers continued with lower levels of capital and operational spending as the global economic downturn continued to negatively impact consumer spending on communication services. We continue to intensely focus on our customers and put resources towards new product development efforts. These efforts were directed at customer premise and demarcation applications which are the final connections between the network and the end consumer.

As economic conditions improve we believe our efforts in these areas will lead to growth in our communications business. Opportunities for growth also look promising internationally where deployment of fixed line telecommunications services and broadband penetration rates remain low as a percentage of the total population.

PREFACE

Our consolidated financial results for the years ended December 31, 2012, 2011, and 2010 include the financial results of Electropar, since the acquisition on July 31, 2010.

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends.

Highlights:

•	Net sales increased $14.8 million or 3% to a record $439.2 million, compared to $424.4 million in 2011.

•	Excluding a $14.1 million negative impact from translating foreign currency financial statements into U.S. dollars, sales increased 7% compared to 2011.

•	Our bank debt to equity ratio has decreased from 14% at December 31, 2011 to 4% at December 31, 2012.

•	Our financial position remains strong and our current ratio at both December 31, 2012 and 2011 was 3.3 to 1.

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weakened against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into less dollars. On average, foreign currencies weakened against the U.S. dollar in 2012. The fluctuations of foreign currencies during the year ended December 31, 2012 had an unfavorable impact on net sales of $14.1 million as compared to 2011. The most significant currencies that contributed to this movement were the South African rand, the Brazilian real and the Polish zloty. On a reportable segment basis, the unfavorable impact of foreign currency on net sales and net income for the twelve month period ended December 31, 2012, was as follows:

	Foreign Currency Impact
	Year ended December 31, 2012
	Net Sales	Net Income
The Americas	$(9,635)	$(705)
EMEA	(4,977)	(521)
Asia-Pacific	516	(36)

Total	$(14,096)	$(1,262)

Net sales of $439.2 million increased $14.8 million, or 3% compared to 2011. Excluding the effect of currency translation, for the year ended December 31, 2012 net sales increased $28.9 million or 7%. The net sales increase for the year ended December 31, 2012 was primarily attributable to global business combinations, new business and higher demand levels. As a percent of net sales, gross profit decreased from 33.2% in 2011 to 32.9% for the year ended December 31, 2012. Excluding the effect of currency translation, gross profit increased $8.1 million, or 6%, compared to 2011. Costs and expenses of $100.3 million increased $4.8 million, or 5%, compared to 2011. Excluding the effect of currency translation, costs and expenses increased $7.5 million, or 8%, compared to 2011. The primary reasons costs and expenses increased compared to 2011 were due to continued investment in personnel, investments in business acquisitions in both our EMEA and Asia-Pacific segments, research and engineering costs, and higher commission expense on higher sales. Operating income for the year ended December 31, 2012 was $44.1 million, a decrease of $1.2 million from 2011. Excluding the unfavorable effect of currency translation and as a result of the preceding factors, operating income for the year ended December 31, 2012 increased $.6 million compared to 2011. Net income for the year ended December 31, 2012 of $29.3 million decreased $1.7 million compared to 2011. Excluding the unfavorable effect of currency translation, net income of $29.3 million decreased $.4 million compared to 2011.

The global financial and economic conditions continue to be somewhat volatile but our financial condition continues to remain strong. Our results for the year ended December 31, 2012 reflect solid performance despite the continued uncertainties caused by the Eurozone crisis and reduced growth in areas of the Asia-Pacific segment. Despite the current global economy, we believe our business fundamentals are sound and strategically well-positioned as we remain focused on managing costs, increasing sales volumes and delivering value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 4% and can borrow needed funds at an attractive interest rate under our credit facility.

The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the years ended December 31, 2012 and 2011. The Company’s past operating results are not necessarily indicative of future operating results.

	Year Ended December 31
						%
Thousands of dollars	2012		2011		Change	Change
Net sales	$439,192	100.0%	$424,404	100.0%	$14,788	3%
Cost of products sold	294,754	67.1%	283,555	66.8%	11,199	4

GROSS PROFIT	144,438	32.9%	140,849	33.2%	3,589	2
Costs and expenses	100,316	22.8%	95,495	22.5%	4,821	5

OPERATING INCOME	44,122	10.0%	45,354	10.7%	(1,232)	(3)
Other income (expense)	705	0.2%	640	0.2%	65	9

INCOME BEFORE INCOME TAXES	44,827	10.2%	45,994	10.8%	(1,167)	(3)
Income taxes	15,541	3.5%	15,010	3.5%	531	3

NET INCOME	$29,286	6.7%	$30,984	7.3%	$(1,698)	(6)%

2012 RESULTS OF OPERATIONS COMPARED TO 2011

Net Sales. In 2012, net sales were $439.2 million, an increase of $14.8 million, or 3%, compared to 2011. Excluding the effect of currency translation, net sales increased $28.9 million as summarized in the following table:

	Year Ended December 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2012	2011	Change	translation	tranlation	change
Net sales
PLP-USA	$162,027	$146,146	$15,881	$0	$15,881	11%
The Americas	92,584	100,144	(7,560)	(9,635)	2,075	2
EMEA	66,272	61,430	4,842	(4,977)	9,819	16
Asia-Pacific	118,309	116,684	1,625	516	1,109	1

Consolidated	$439,192	$424,404	$14,788	$(14,096)	$28,884	7%

The increase in PLP-USA net sales of $15.9 million, or 11%, was due to a sales volume increase of $14 million and a sales mix and price increase of $1.9 million when compared to 2011. The PLP-USA sales volume increase was primarily due to sales to the transmission market. International net sales for the year ended December 31, 2012 were unfavorably affected by $14.1 million when local currencies were converted to U.S. dollars. The following discussions of international net sales exclude the effect of currency translation. The Americas net sales of $92.6 million increased $2.1 million, or 2%, primarily due to an increase in energy volume in the region of $10.1 million partially offset by lower solar sales of $8 million. EMEA net sales of $66.3 million increased $9.8 million, or 16%, primarily due to an overall increase in sales volume in the region. In Asia-Pacific, net sales of $118.3 million increased $1.1 million, or 1%, compared to 2011. The increase in net sales was primarily due to $10.5 million related to the acquisition of AES entered into on January 31, 2012, partially offset by lower organic sales volume of $9.7 million partially due to government deferrals of constructing transmission lines in the region.

Gross Profit. Gross profit of $144.4 million for 2012 increased $3.6 million, or 3%, compared to 2011. Excluding the unfavorable effect of currency translation, gross profit increased $8.1 million, or 6%, as summarized in the following table:

	Year Ended December 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2012	2011	Change	translation	translation	change
Gross profit
PLP-USA	$58,814	$52,826	$5,988	$0	$5,988	11%
The Americas	27,772	30,495	(2,723)	(2,895)	172	1
EMEA	23,358	18,984	4,374	(1,653)	6,027	32
Asia-Pacific	34,494	38,544	(4,050)	62	(4,112)	(11)

Consolidated	$144,438	$140,849	$3,589	$(4,486)	$8,075	6%

PLP-USA gross profit of $58.8 million increased $6 million compared to 2011. As a percentage of net sales, gross profit increased from 36.1% of net sales in 2011 to 36.3% of net sales in 2012. PLP-USA’s gross profit increased $6 million primarily due to the increased net sales partially offset by $1.4 million in higher manufacturing expenses primarily due to an increase in employee related costs of $.9 million (of which $.6 million related to an increase in pension expense), coupled with increases in consulting, repairs and maintenance, freight and shipping expenses. International gross profit for the twelve month period ended December 31, 2012 was unfavorably affected by $4.5 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the unfavorable effect of currency translation. The Americas gross profit increase of $.2 million was primarily the result of $1.9 million from higher net sales partially offset by lower product margin in the region. The EMEA gross profit increase of $6 million was primarily a result of $3.8 million from higher net sales coupled with higher product margins of $2.2 million in the region. Of the $2.2 million increase in product margins, $1.8 million was due to product warranty expenses in the second quarter of 2011. During the second quarter of 2011, we accepted certified product from a supplier which later failed in the field. We took responsibility to expedite correcting the situation. Asia-Pacific gross profit of $34.5 million decreased $4.1 million compared to 2011 due to $2.8 million from lower net sales coupled with $2.3 million due to lower product margins, offset by $1 million of gross profit related to the acquisition entered into on January 31, 2012.

Costs and expenses. Costs and expenses of $100.3 million for the year ended December 31, 2012 increased $4.8 million, or 5%, compared to 2011. Excluding the effect of currency translation, costs and expenses increased 8% as summarized in the following table:

	Year Ended December 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2012	2011	Change	translation	translation	change
Costs and expenses
PLP-USA	$35,682	$35,864	$(182)	$0	$(182)	(1)%
The Americas	18,758	18,574	184	(1,856)	2,040	11
EMEA	14,092	12,100	1,992	(977)	2,969	25
Asia-Pacific	31,784	28,957	2,827	133	2,694	9

Consolidated	$100,316	$95,495	$4,821	$(2,700)	$7,521	8%

PLP-USA costs and expenses decreased $.2 million primarily due to a favorable change in net currency exchange related to intercompany receivables and loans of $.5 million coupled with an increase in intercompany income of $.8 million, lower information system implementation and consulting expenses of $2 million and $.6 million related to lower acquisition related costs. Partially offsetting these decreases in PLP-USA’s costs and expenses were higher employee related costs of $2.5 million, an increase in commissions of $.8 million, $.2 million related to an increase in repairs and maintenance, and advertising, travel and professional related costs each increased $.1 million. International costs and expenses for the twelve month period ended December 31, 2012 were favorably affected by $2.7 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses increased $2 million primarily due to an increase in personnel related costs in the region, higher intercompany related expenses of $.5 million, and an increase of $.5 million due to our investments in PLP-Argentina which began in June 2012. The increase in the Americas costs and expenses were partially offset by lower commissions of $.3 million in the region coupled with lower net foreign currency exchange losses of $.4 million. EMEA costs and expenses increased $3 million primarily due to an increase in personnel related costs coupled with higher intercompany related expenses of $.7 million and $.3 million due to an immaterial acquisition entered into on March 1, 2012 partially offset by $.2 million related to a change in net foreign currency exchange gains in 2012. Of the remaining increase in EMEA’s costs and expenses, $1 million was related to intercompany loan and interest forgiveness with our Asia-Pacific reporting segment. Asia-Pacific costs and expenses increased $2.7 million compared to 2011. This increase is due the acquisition on January 31, 2012 which added $2.8 million to cost and expenses compared to 2011, higher personnel related costs and higher ERP system implementation costs in the region. The increase in Asia-Pacific’s costs and expenses was partially offset by $1 million related to loan and intercompany interest forgiveness with our EMEA segment, lower commissions of $.2 million and a $.7 million reduction in the fair value of an acquisition earn-out consideration payment.

Other income (expense). Other income for the twelve month period ended December 31, 2012 of $.7 million increased $.1 million compared to 2011 primarily due to an increase in interest income of $.1 million coupled with lower net interest expense of $.2 million partially offset by a decrease in income related to PLP-USA’s gas well revenue at our corporate headquarters of $.2 million.

Income taxes. Income taxes for the year ended December 31, 2012 and December 31, 2011 were $15.5 million and $15 million, respectively. The effective tax rate on net income was 34.7% and 32.6% in 2012 and 2011, respectively. The 2012 effective tax rate is higher than the 2011 effective tax rate primarily due to net increased earnings in the U.S. at the federal statutory rate of 35% and the expiration of business tax provisions in 2012, including the research and experimentation credit, the Subpart F controlled foreign corporation look-through exception, among others. The 2012 effective tax rate is lower than the 35% U.S. federal statutory tax rate primarily due to inclusion of earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate in jurisdictions where such earnings are permanently reinvested. The 2011 effective tax rate is lower than the U.S. federal 35% statutory tax rate primarily due to earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate in jurisdictions where such earnings are permanently reinvested.

The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. The Act retroactively restored several expired business tax provisions, primarily the research and experimentation credit and the Subpart F controlled foreign corporation look-through exception. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company’s U.S. federal taxes for 2012 of a benefit of approximately $.3 million will be recognized in 2013.

Net income. As a result of the preceding items, net income for the twelve month period ended December 31, 2012 was $29.3 million, compared to $31 million for the twelve month period ended December 31, 2011. Excluding the effect of currency translation, net income decreased $.4 million as summarized in the following table:

	Year Ended December 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2012	2011	Change	translation	translation	change
Net income
PLP-USA	$13,290	$10,413	$2,877	$0	$2,877	28%
The Americas	6,763	8,159	(1,396)	(705)	(691)	(8)
EMEA	6,840	5,519	1,321	(521)	1,842	33
Asia-Pacific	2,393	6,893	(4,500)	(36)	(4,464)	(65)

Consolidated	$29,286	$30,984	$(1,698)	$(1,262)	$(436)	(1)%

PLP-USA net income increased $2.9 million due to a $6.2 million increase in operating income partially offset by a decrease in other income of $.4 million coupled with an increase in income taxes of $2.9 million. International net income for the twelve month period ended December 31, 2012 was unfavorably affected by $1.3 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income decreased $.7 million as a result of a decrease in operating income of $1.8 million partially offset by an increase in other income of $.4 million and lower taxes of $.8 million. EMEA net income increased $1.8 million primarily due to a $3.1 million increase in operating income coupled with a $.1 million increase in other income partially offset by an increase in income taxes of $1.3 million. Asia-Pacific net income decreased $4.5 million primarily due to a decrease in operating income of $6.8 million partially offset by lower income taxes of $2.3 million.

2011 RESULTS OF OPERATIONS COMPARED TO 2010

Net Sales. In 2011, net sales were $424.4 million, an increase of $86 million, or 25%, compared to 2010. Excluding the effect of currency translation, net sales increased $75.4 million as summarized in the following table:

	Year Ended December 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2011	2010	Change	translation	tranlation	change
Net sales
PLP-USA	$146,146	$118,325	$27,821	$0	$27,821	24%
The Americas	100,144	79,695	20,449	1,205	19,244	24
EMEA	61,430	50,073	11,357	1,238	10,119	20
Asia-Pacific	116,684	90,212	26,472	8,279	18,193	20

Consolidated	$424,404	$338,305	$86,099	$10,722	$75,377	22%

The increase in PLP-USA net sales of $27.8 million, or 24%, was due to a sales volume increase of $12.6 million and a sales mix and price increase of $15.2 million when compared to 2010. International net sales for the year ended December 31, 2011 were favorably affected by $10.7 million when local currencies were converted to U.S. dollars. The following discussions of international net sales exclude the effect of currency translation. The Americas net sales of $100.1 million increased $19.2 million, or 24%, primarily due to a stronger overall market demand in the region related to energy volume sales. In EMEA, net sales increased $10.1 million, or 20%, due to stronger energy market conditions in the region compared to 2010. In Asia-Pacific, net sales increased $18.2 million, or 20%, compared to 2010. Of the $18.2 million increase in net sales, $12.4 million related to the increase in net sales realized through the Electropar acquisition in July 2010. The remainder of the net sales increase was due primarily to an energy sales volume increase in the region.

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

	Nine month period ended September 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2011	2010	Change	translation	translation	change
Gross profit
PLP-USA	$52,826	$37,946	$14,880	$0	$14,880	39%
The Americas	30,495	23,105	7,390	585	6,805	29
EMEA	18,984	17,070	1,914	225	1,689	10
Asia-Pacific	38,544	30,095	8,449	2,690	5,759	19

Consolidated	$140,849	$108,216	$32,633	$3,500	$29,133	27%

PLP-USA gross profit of $52.8 million increased $14.9 million compared to 2010 due to higher sales partially offset by an increase in personnel related costs of $1.1 million and increased freight of $.6 million. International gross profit for the year ended December 31, 2011 was favorably impacted by $3.5 million when local currencies were translated to U.S. dollars. The following discussion of international gross profit excludes the effect of currency translation. The Americas gross profit increase of $6.8 million was primarily the result of $5.7 million from higher net sales coupled with better product margins in the region. The EMEA gross profit increase of $1.7 million was the result of $3.8 million from higher net sales partially offset by $1.8 million of product warranty expenses and lower production margins. During the second quarter of 2011, we accepted certified product from a supplier which later failed in the field. We have taken responsibility to expedite correcting the situation. Asia-Pacific gross profit of $38.6 million increased $5.8 million compared to 2010. Of the $5.8 million increase in gross profit, $5 million was related to the increase in sales realized through the acquisition of Electropar in July 2010. The remainder of the increase in gross profit was the result of $1.2 million from higher net sales partially offset by lower production margins in the region.

Our 2010 gross profit was impacted by the sale of inventories which were adjusted to fair value on their respective acquisition dates. The Dulmison and Electropar acquisitions were accounted for pursuant to the current business combination standards. In accordance with the standards, we recorded, as of their acquisition dates, the acquired inventories at their respective fair values. We sold and therefore recognized $1.7 million of the acquired finished goods inventories fair value adjustment in Cost of products sold in 2010. Due to the business combination standards, gross profit was .5 percentage points lower in 2010.

Costs and expenses. Cost and expenses of $95.5 million for the year ended December 31, 2011 increased $15.8 million, or 20%, compared to 2010. Excluding the effect of currency translation, costs and expenses increased 17% as summarized in the following table:

	Year Ended December 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2011	2010	Change	translation	translation	change
Costs and expenses
PLP-USA	$43,108	$39,110	$3,998	$0	$3,998	10%
The Americas	16,917	13,198	3,719	415	3,304	25
EMEA	10,567	8,415	2,152	310	1,842	22
Asia-Pacific	24,903	19,013	5,890	1,644	4,246	22

Consolidated	$95,495	$79,736	$15,759	$2,369	$13,390	17%

PLP-USA costs and expenses increased $4 million primarily due to an increase in commissions of $1.6 million, an increase in personnel related costs of $1 million, net change in foreign currency exchange losses of $1.1 million, a $.6 million increase in consulting expenses, $.6 million due to additional earn-out consideration payment related to the acquisition of Electropar and a $.1 million increase in travel related expenses, partially offset by lower repairs and maintenance of $.3 million and lower acquisition-related costs of $1 million due to our 2010 business combination. As of the Electropar acquisition date, we accrued $.4 million for the fair value of the contingent consideration arrangement. Due to Electropar achieving an EBITDA performance target (Earnings Before Interest, Taxes, Depreciation and Amortization), we recognized an additional earn-out consideration payment. Per the business combination standard, subsequent changes to the initial contingent consideration amount are recognized through the statement of consolidated operations. Consequently, we recorded an additional $.6 million expense as a result of this higher earn out. International costs and expenses for the year ended December 31, 2011 were unfavorably impacted by $2.4 million when local currencies were translated to U.S. dollars compared to 2010. The following discussions of international costs and expenses exclude the effect of currency translation. The Americas costs and expenses increased $3.3 million primarily due to an increase in employee headcount in the region, mainly attributable to our investment in research and engineering to support our future growth, higher personnel related costs, $.5 million related to higher sales commissions, $.2 million due to net foreign currency exchange losses, $.2 million due to an increase in travel expenses, and $.1 million each for an increase in professional fees and research and engineering. EMEA costs and expenses increased $1.8 million. EMEA’s costs and expenses increase was primarily due to net foreign currency translation gain in 2010 of $1.5 million compared to net foreign currency losses of $.1 million in 2011 an increase in employee related costs in the region and $.1 million related to higher sales commissions. Asia-Pacific costs and expenses increased $4.2 million compared to 2010. The Electropar acquisition in July 2010 added $2.9 million to costs and expenses compared to 2010. The remaining $1.3 million increase in costs and expenses was primarily due to an increase in personnel related costs coupled with $.5 million related to net foreign currency exchange loss in 2011. The overall increase in costs and expenses was partially offset by a $.2 million decrease in commissions compared to 2010. Overall, costs and expenses for the year ended December 31, 2011 and 2010 included $.8 million and $.9 million, respectively, related to aggregate amortization expense of intangible assets acquired in our Dulmison and Electropar business combinations.

Other income (expense). Other income for the year ended December 31, 2011 of $.6 million decreased $1.1 million compared to 2010. Other income decreased primarily due to a $.7 million decrease in income related to our natural gas well located at PLP’s corporate headquarters coupled with a $1.2 million decrease due to a realized gain recognized as a result of revaluing our forward foreign exchange contract to fair value at July 28, 2010 partially offset by $.4 million related to solar related income. This forward exchange contract was entered into on June 7, 2010 to reduce our exposure to foreign currency rate changes related to the purchase price of Electropar, which closed on July 30, 2010. Also, interest expense increased $.2 million compared to 2010. The decrease in other income was partially offset by $.3 million higher non-operating expenses related to our foreign jurisdictions in 2010 coupled with an increase in interest income of $.2 million compared to 2010.

Income taxes. Income taxes for the year ended December 31, 2011 of $15 million were $7.8 million higher than 2010. The effective tax rate on net income was 32.6% and 23.8% in 2011 and 2010, respectively. The 2011 effective tax rate is higher than the 2010 effective tax rate primarily due to the recognition of previously unrecognized tax benefits in 2010 resulting from expiration of statutes and a favorable foreign tax incentive for technological innovation in 2010. The 2011 effective tax rate is lower than the 35% U.S. federal statutory tax rate primarily due to increased earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate in jurisdictions where such earnings are permanently reinvested. The 2010 effective tax rate is lower than the U.S. federal 35% statutory tax rate primarily due to earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate in jurisdictions where such earnings are permanently reinvested, and the recognition of previously unrecognized tax benefits resulting from expiration of statutes of limitation and a foreign tax incentive for technological innovation.

Net income. As a result of the preceding items, net income for the year ended December 31, 2011 was $31 million, compared to $23 million for the year ended December 31, 2010. Excluding the effect of currency translation, net income increased $7.4 million as summarized in the following table:

	Year Ended December 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2011	2010	Change	translation	translation	change
Net income
PLP-USA	$10,413	$4,687	$5,726	$0	$5,726	122%
The Americas	8,159	6,356	1,803	194	1,609	25
EMEA	5,519	6,031	(512)	(82)	(430)	(7)
Asia-Pacific	6,893	5,934	959	474	485	8

Consolidated	$30,984	$23,008	$7,976	$586	$7,390	32%

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

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Management Assessment of Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operating needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividends, business acquisitions and access to bank lines of credit.

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In 2012, we used cash of $21 million for capital expenditures. We ended the fourth quarter of 2012 with $28.1 million of cash and cash equivalents. We have adequate sources of liquidity including a borrowing capacity of $80.8 million and believe we have the ability to generate cash to meet existing or reasonably likely future cash requirements. Our cash and cash equivalents are held in various locations throughout the world. At December 31, 2012, the majority of our cash and cash equivalents are held outside the U.S. We expect accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Our financial position remains strong and our current ratio at December 31, 2012 and 2011 was 3.3 to 1. At December 31, 2012, our unused availability under our line of credit was $80.8 million and our bank debt to equity percentage was 4%. On May 24, 2012, we amended our credit facility to increase the amount to $90 million, and extended the term to January 2015. All other terms, including the carrying interest at LIBOR plus 1.125%, remain the same. The line of credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At December 31, 2012, we were in compliance with these covenants.

We expect that our major source of funding for 2012 and beyond will be our operating cash flows, our existing cash and cash equivalents as well as our line of credit agreement. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our borrowing capacity provides substantial financial resources if needed to supplement funding of capital expenditures and/or acquisitions. We do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

We earn a significant amount of our operating income outside the United States, which, except for current earnings, is deemed to be indefinitely reinvested in foreign jurisdictions. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash and cash equivalents from operations to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment, and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Sources and Uses of Cash

Cash decreased $4 million for the year ended December 31, 2012. Net cash provided by operating activities was $50.4 million. The major investing and financing uses of cash were capital expenditures of $21 million, dividends of $6.5 million, common share repurchases of $2.8 million, $20.7 million related to net repayments of borrowings and business acquisitions of $5.2 million.

Net cash provided by operating activities increased $33.3 million compared to 2011 primarily as a result of a decrease in operating assets (net of operating liabilities) of $35.7 million partially offset by a decrease in non-cash items of $.6 million and a decrease in net income of $1.7 million.

Net cash used in investing activities of $24.3 million represents an increase of $5.5 million when compared to cash used in investing activities in 2011. The increase was primarily related to business acquisition payments of $5.2 million and capital expenditure increases of $2.1 million partially offset by a $1.5 million increase in proceeds from the sale of property and equipment in the twelve month period ended December 31, 2012 when compared to the same period in 2011 and a reduction in 2011 of $.3 million due to restricted cash. In January 2012, we purchased AES in Australia for $4.3 million, net of cash received and working capital adjustments. In March 2012, we purchased all of the assets of Forma Line Industries CC in South Africa for $.9 million, net of cash received and working capital adjustments. Capital expenditures increased due mostly to purchase of land and building and an information technology system implementation in our Asia-Pacific segment, purchase of building and land and machinery and equipment at our EMEA segment and building, tooling and machinery and equipment at our PLP-USA segment. In July 2010, we purchased Electropar for NZ$20.3 million or $14.8 million, including cash acquired of $.4 million.

Cash used by financing activities was $30.4 million compared to $12.4 million provided by financing in 2011. This increase in cash used by financing activities was primarily a result of net debt repayments of $20.7 million in 2012 compared to an increase in net debt borrowings of $19.1 million in 2011 coupled with an increase in dividends paid of $2.1 million and a $1.1 million earn-out payment related to the acquisition of Electropar purchased in 2010, and a decrease of proceeds from the issuance of common shares of $.5 million partially offset by $.8 million less of common shares repurchased during 2012. In December 2012, we advanced our first and second quarter expected dividend payments (which would have been payable in January and April 2013) due to the uncertainty of the U.S. tax laws.

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

Contractual obligations and other commercial commitments are summarized in the following tables:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Thousands of dollars
Notes payable to bank (A)	$217	$217	$—	$—	$—
Long-term debt (B)	9,573	251	9,322	—	—
Capital leases	354	155	177	22	—
Operating leases	13,516	2,386	2,177	317	8,636
Purchase commitments	16,875	16,875	—	—	—
Acquisition related obligations (C)	555	555	—	—	—
Pension contribution and other retirement plans (D)	2,647	2,647	—	—	—
Income taxes payable, non-current (E)	—	—	—	—	—

	Amount of Commitment Expiration by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Thousands of dollars
Letters of credit	$7,742	$6,444	$1,298	$—	$—
Guarantees	2,238	2,222	—	16	—

(A)	Interest on short-term debt is included in the table at interest rates of 1.70% to 5.56% in effect at December 31, 2012.
(B)	Interest on long-term debt is included in the table at interest rates from 0.4% to 5.83% based on the variable interest rates in effect at December 31, 2012.
(C)	As part of the Purchase Agreement to acquire AES on January 31, 2012, we have agreed to make an additional earn-out consideration payment of $.4 million in March 2013. This additional earn-out consideration payment of $.4 million related to AES achieving a financial performance target over the twelve months ended June 30, 2012. Also, we acquired all the assets of Forma Line Industries CC in March 2012 located in South Africa. As part of the Purchase Agreement for this acquisition we entered into a one-year earn-out contingent consideration arrangement ending March 1, 2013. The fair value of this contingent consideration arrangement is $.1 million.
(D)	Amount represents the expected contribution to the Company’s defined benefit pension plan in 2013. Future expected amounts beyond one year have not been disclosed as such amounts are subject to change based on performance of the assets in the plan as well as the discount rate used to determine the obligation. At December 31, 2012, our unfunded contractual obligation was $13.2 million. Our Supplemental Profit Sharing Plan accrued liability at December 31, 2012 was $2.6 million.
(E)	As of December 31, 2012, there were $2.3 million of tax liabilities, including interest and penalties, related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, we are unable to estimate the years in which cash settlement may occur with the respective tax authorities.

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

Revenue Recognition

Our revenue recognition policies are in accordance with FASB ASC 605, Revenue Recognition. We recognize sales when title passes to the customer either when goods are shipped, with no right of return, or when they are delivered and based on the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectability is reasonably assured. Revenue related to shipping and handling costs billed-to customers are included in net sales and the related shipping and handling costs are included in cost of products sold.

Receivable Allowances

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2012, we recorded a provision for doubtful accounts of $.8 million. The allowance for doubtful accounts represents approximately 2% of our trade receivables at December 31, 2012 and 2% of our trade receivables at December 31, 2011.

Excess and Obsolescence Reserves

We provide excess and obsolescence reserves to state inventories at the lower of cost or estimated market value. We identify inventory items which have had no usage or are in excess of the usages over the historical 12 to 24 months. A management team with representatives from marketing, manufacturing, engineering and finance reviews these inventory items, determines the disposition of the inventory and assesses the estimated market value based on their knowledge of the product and market conditions. These conditions include, among other things, future demand for product, product utility, unique customer order patterns or unique raw material purchase patterns, changes in customer and quality issues. At December 31, 2012 the allowance for excess and obsolete inventory was 7% of gross inventory and at December 31, 2011, the allowance for excess and obsolete inventory was 6% of gross inventory. If the impact of market conditions deteriorates from those projected by management, additional inventory reserves may be necessary.

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

Our measurement date for our annual impairment test is October 1 of each year. We performed our annual impairment tests for goodwill as of October 1, 2012, and determined that no adjustment to the carrying value was required. There were no trigger events during 2012 and as such, only the annual impairment tests were performed.

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

Under FASB ASC 740 (formerly FIN 48), tax benefits from uncertain tax positions that reduce our current or future income tax liability, are reported in our financial statements only to the extent that each benefit was recognized and measured under a two-step approach. The first step requires us to assess whether each tax position based on its technical merits and facts and circumstances as of the reporting date, is more-likely-than-not to be sustained upon examination. The second step measures the amount of tax benefit that we recognize in the financial statements, based on a cumulative probability approach. A tax position that meets the more-likely-than-not threshold that is not highly certain is measured based on the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming that the tax authority has examined the position and has full knowledge of all relevant information.

ASC 740 requires subjectivity of judgments to identify outcomes and to assign probability in order to estimate the settlement amount. We provide estimates in order to determine settlement amounts. During the year ended December 31, 2012, we recognized an expense of less than $.5 million for uncertain tax positions. At December 31, 2012, the total reserve for uncertain tax positions is $1.4 million.

Pensions

We record obligations and expenses related to pension benefit plans based on actuarial valuations, which include key assumptions on discount rates, expected returns on plan assets and compensation increases. These actuarial assumptions are reviewed annually and modified as appropriate. The effect of modifications is generally recorded or amortized over future periods. The discount rate of 4.0% at December 31, 2012 reflects an analysis of yield curves as of the end of the year and the schedule of expected cash needs of the plan. The expected long-term return on plan assets of 8.0% reflects the plan’s historical returns and represents our best estimate of the likely future returns on the plan’s asset mix. We believe the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries. However, an increase in the discount rate would decrease the plan obligations and the net periodic benefit cost, while a decrease in the discount rate would increase the plan obligations and the net periodic benefit cost. In addition, an increase in the expected long-term return on plan assets would decrease the net periodic pension cost, while a decrease in expected long-term return on plan assets would increase the net periodic pension cost.

On December 12, 2012, we approved a freeze on further benefit accruals under the PLP-USA hourly employee pension plan and notified the participants of the freeze on December 19, 2012. Beginning February 1, 2013, participants will cease earning additional benefits under the plan and no new participants will enter the plan. The plan freeze required an evaluation of the plans’ assets and obligations as of December 31, 2012, which resulted in a non-cash curtailment gain of $6.3 million, which was recognized in the Other comprehensive income (loss) during the fourth quarter 2012. The measurement of the plans’ assets and obligations also resulted in a reduction in our pension liability of $6.3 million. The evaluation did not have an effect on other components of net periodic pension expense for the year ended December 31, 2012.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued accounting standards updates (ASU) 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Our measurement date for our annual impairment test is October 1 of each year. The adoption of this ASU did not have an impact on our consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (ASU 2012-02). ASU 2012-02 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative indefinite-lived intangible asset impairment test. Under this amendment, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2012-02 applies to all companies that have indefinite-lived intangible assets reported in their financial statements. The provisions of ASU 2012-02 are effective for reporting periods beginning after September 15, 2012. The adoption of ASU 2012-02 did not have an impact on our consolidated financial statements and related disclosures.

NEW ACCOUNTING STANDARDS TO BE ADOPTED

Changes to GAAP are established by the FASB in the form of ASU’s to the FASB’s ASC.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same period. For other amounts, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. We are currently evaluating the impact of the adoption of ASU 2013-02 on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company operates manufacturing facilities and offices around the world and uses fixed and floating rate debt to finance the Company’s global operations. As a result, the Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risk related to changes in interest rates and foreign currency exchange rates. The Company believes that the political and economic risks related to the Company’s international operations are mitigated due to the stability of the countries in which the Company’s largest international operations are located.

As of December 31, 2012, the Company had no foreign currency forward exchange contract outstanding. The Company does not hold derivatives for trading purposes.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $9.8 million at December 31, 2012. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.2 million for the year ended December 31, 2012.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values of $5.6 million and on income before tax of $.2 million.

Included in our accounting for defined benefit pension plan are assumptions on future discount rates and the expected return on Plan assets. The Company considers current market conditions, including changes in interest rates and plan asset investment returns, as well as long-term assumptions in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions or higher or lower withdrawal rates. These differences may result in a significant impact to the amount of net pension expense or income recorded in the future.

A discount rate is used to determine the present value of future payments. In general, our liability increases as the discount rate decreases and decreases as the discount rate increases. The discount rate used to determine our future benefit obligation was 4.0% and 4.5% at December 31, 2012 and 2011, respectively. The discount rate is a significant factor in determining the amounts reported. A 50 basis point change in the discount rate of 4.0% used at December 31, 2012 would have a $3.4 million effect on Plan’s projected benefit obligation.

The Company developed the expected return on plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns. The Company assumed an expected rate of return of 8.0% in both 2012 and 2011. A 50 basis point change in the expected rate of return would have $.1 million effect on the Plan’s subsequent year’s net periodic pension cost.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Preformed Line Products Company

We have audited the accompanying consolidated balance sheets of Preformed Line Products Company as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Preformed Line Products Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes A and I to the consolidated financial statements, in 2011 the Company elected to change the date for its annual goodwill and other indefinite-lived intangibles assets assessment date to the first day of the fourth quarter (October 1) of each year.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Preformed Line Products Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 15, 2013

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	2012	2011
	(Thousands of dollars, except share and per share data)
ASSETS
Cash and cash equivalents	$28,120	$32,126
Accounts receivable, less allowances of $2,039 ($1,627 in 2011)	61,695	68,949
Inventories—net	86,916	88,613
Deferred income taxes	6,557	5,263
Prepaids	5,652	6,321
Prepaid taxes	2,729	1,933
Other current assets	2,432	2,285

TOTAL CURRENT ASSETS	194,101	205,490
Property, plant and equipment—net	93,326	82,860
Patents and other intangibles—net	14,038	11,352
Goodwill	15,537	12,199
Deferred income taxes	6,069	5,585
Other assets	9,993	9,862

TOTAL ASSETS	$333,064	$327,348

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$217	$2,030
Current portion of long-term debt	251	601
Trade accounts payable	21,822	25,630
Accrued compensation and amounts withheld from employees	12,271	11,472
Accrued expenses and other liabilities	11,865	12,510
Accrued profit-sharing and other benefits	5,387	4,686
Dividends payable	102	1,095
Income taxes payable and deferred income taxes	6,328	3,809

TOTAL CURRENT LIABILITIES	58,243	61,833
Long-term debt, less current portion	9,322	27,991
Unfunded pension obligation	13,184	15,786
Income taxes payable	2,304	1,835
Deferred income taxes	4,485	3,255
Other noncurrent liabilities	4,457	3,790
SHAREHOLDERS’ EQUITY
PLPC Shareholders’ equity:
Common shares—$2 par value per share, 15,000,000 shares authorized, 5,377,937 and 5,333,630 issued and outstanding, net of 689,472 and 639,138 treasury shares at par, respectively, at December 31, 2012 and December 31, 2011	10,756	10,667
Common shares issued to rabbi trust, 184,036 and 109,040 shares at December 31, 2012 and December 31, 2011	(6,522)	(3,812)
Deferred compensation liability	6,522	3,812
Paid in capital	16,355	12,718
Retained earnings	227,622	206,512
Accumulated other comprehensive loss	(13,664)	(17,039)

TOTAL SHAREHOLDERS’ EQUITY	241,069	212,858

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$333,064	$327,348

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

	Year ended December 31
	2012	2011	2010
	(In thousands, except per share data)
Net sales	$439,192	$424,404	$338,305
Cost of products sold	294,754	283,555	230,089

GROSS PROFIT	144,438	140,849	108,216
Costs and expenses
Selling	37,093	35,825	29,520
General and administrative	46,222	44,396	39,865
Research and engineering	15,447	13,360	12,040
Other operating (income) expenses—net	1,554	1,914	(1,689)

	100,316	95,495	79,736

OPERATING INCOME	44,122	45,354	28,480
Other income (expense)
Interest income	648	575	374
Interest expense	(597)	(827)	(649)
Other income	654	892	1,978

	705	640	1,703

INCOME BEFORE INCOME TAXES	44,827	45,994	30,183
Income taxes	15,541	15,010	7,175

NET INCOME	29,286	30,984	23,008
Net loss attributable to noncontrolling interest, net of tax	0	0	(105)

NET INCOME ATTRIBUTABLE TO PLPC	$29,286	$30,984	$23,113

BASIC EARNINGS PER SHARE
Net income attributable to PLPC common shareholders	$5.50	$5.89	$4.41

DILUTED EARNINGS PER SHARE
Net income attributable to PLPC common shareholders	$5.45	$5.78	$4.33

Cash dividends declared per share	$1.00	$0.80	$0.80

Weighted-average number of shares outstanding—basic	5,324	5,259	5,242

Weighted-average number of shares outstanding—diluted	5,371	5,358	5,335

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Year ended December 31
	2012	2011	2010
	Thousands of dollars
Net income	$29,286	$30,984	$23,008
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,680	(7,460)	5,028
Recognized net actuarial loss	466	256	174
Gain (loss) on unfunded pension obligations	(2,670)	(3,825)	157
Gain on pension curtailment	3,899	0	0

Other comprehensive income (loss), net of tax	3,375	(11,029)	5,359

Less: Other comprehensive income, net of tax attributable to noncontrolling interest	19	(50)	(433)

Comprehensive income attributable to PLPC	$32,680	$19,905	$27,934

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year ended December 31
	2012	2011	2010
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$29,286	$30,984	$23,008
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	11,564	10,525	9,394
Provision for accounts receivable allowances	1,416	1,292	661
Provision for inventory reserves	1,981	1,480	767
Deferred income taxes	(2,927)	(688)	(900)
Share-based compensation expense	3,080	2,933	2,966
Excess tax benefits from share-based awards	(197)	(203)	(73)
Net investment in life insurance	(3)	(28)	(74)
Other—net	(137)	73	(301)
Changes in operating assets and liabilities:
Accounts receivable	5,047	(16,061)	(4,977)
Inventories	1,290	(21,197)	(8,268)
Trade accounts payables and accrued liabilities	(3,196)	8,574	8,429
Income taxes payable	3,381	(815)	383
Other—net	(200)	180	(2,327)

NET CASH PROVIDED BY OPERATING ACTIVITIES	50,385	17,049	28,688
INVESTING ACTIVITIES
Capital expenditures	(21,043)	(18,912)	(12,274)
Business acquisitions, net of cash acquired	(5,173)	0	(14,324)
Proceeds from the sale of property and equipment	1,965	464	757
Restricted cash	0	(328)	0

NET CASH USED IN INVESTING ACTIVITIES	(24,251)	(18,776)	(25,841)
FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	(1,734)	1,015	(3,880)
Proceeds from the issuance of long-term debt	70,058	79,110	60,131
Payments of long-term debt	(89,060)	(61,065)	(54,116)
Dividends paid	(6,492)	(4,381)	(4,344)
Excess tax benefits from share-based awards	197	203	73
Earn-out consideration payment	(1,148)	0	0
Proceeds from issuance of common shares	549	1,064	285
Purchase of common shares for treasury	(2,790)	(3,522)	(1,081)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(30,420)	12,424	(2,932)
Effects of exchange rate changes on cash and cash equivalents	280	(1,226)	(1,357)

Net increase (decrease) in cash and cash equivalents	(4,006)	9,471	(1,442)
Cash and cash equivalents at beginning of year	32,126	22,655	24,097

CASH AND CASH EQUIVALENTS AT END OF YEAR	$28,120	$32,126	$22,655

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Non- controlling interests	Total
	(In thousands, except share and per share data)
Balance at January 1, 2010	$10,497	$0	$0	$5,885	$165,953	$(6,588)	$(4,781)	$(145)	$170,821
Net income					23,113			(105)	23,008
Acquisition of noncontrolling interest				(351)	343			(343)	(351)
Foreign currency translation adjustment						5,028		(82)	4,946
Recognized net acturial loss net of tax provision of $106							174		174
Gain on unfunded pension obligations net of tax provision of $96							157		157

Total comprehensive income									27,934
Share-based compensation				2,966	(163)				2,803
Excess tax benefits from share based awards				73					73
Purchase of 32,687 common shares	(65)				(995)				(1,060)
Issuance of 14,168 common shares	28			257					285
Restricted shares awards of 41,198	82			(82)					0
Common shares issued to rabbi trust of 23,305		(1,200)	1,200						0
Cash dividends declared—$.80 per share					(4,191)				(4,191)

Balance at December 31, 2010	10,542	(1,200)	1,200	8,748	184,060	(1,560)	(4,450)	(675)	196,665
Net income					30,984			0	30,984
Acquisition of noncontrolling interest					(725)			725	0
Foreign currency translation adjustment						(7,460)		(50)	(7,510)
Recognized net actuarial loss net of tax provision of $156							256		256
Loss on unfunded pension obligations net of tax benefit of $2,331							(3,825)		(3,825)

Total comprehensive income									19,905
Share-based compensation				2,933	(182)				2,751
Excess tax benefits from share based awards				203					203
Purchase of 52,392 common shares	(105)				(3,417)				(3,522)
Issuance of 26,353 common shares	53			1,011					1,064
Restricted shares awards of 88,692	177			(177)					0
Common shares issued to rabbi trust of 85,735		(2,612)	2,612						0
Cash dividends declared—$.80 per share					(4,208)				(4,208)

Balance at December 31, 2011	10,667	(3,812)	3,812	12,718	206,512	(9,020)	(8,019)	0	212,858
Net income					29,286				29,286
Acquisition of noncontrolling interest					19				19
Foreign currency translation adjustment						1,680			1,680
Recognized net actuarial loss net of tax provision of $284							466		466
Loss on unfunded pension obligations net of tax benefit of $1,627							(2,670)		(2,670)
Gain on pension curtailment net of tax provision of $2,376							3,899		3,899

Total comprehensive income									32,680
Share-based compensation				3,080	(189)				2,891
Excess tax benefits from share based awards				197					197
Purchase of 50,334 common shares	(101)				(2,689)				(2,790)
Issuance of 20,365 common shares	41			509					550
Restricted shares awards of 74,276	149			(149)					0
Common shares issued to rabbi trust of 74,996		(2,710)	2,710						0
Cash dividends declared—$1.00 per share					(5,317)				(5,317)

Balance at December 31, 2012	$10,756	$(6,522)	$6,522	$16,355	$227,622	$(7,340)	$(6,324)	$0	$241,069

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Investments in Foreign Joint Ventures

Investments in joint ventures, where the Company owns between 20% and 50%, or where the Company does not have control but has the ability to exercise significant influence over operations or financial policies, are accounted for by the equity method. During 2009, the Company acquired a 33.3% investment in Proxisafe Ltd., located in Calgary, Alberta. As of December 31, 2012, the Company owned 32.57% in Proxisafe. The Company accounts for its joint venture interest in Proxisafe accounts using the equity method.

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

Inventories

The Company uses the last-in, first-out (LIFO) method of determining cost for the majority of its material portion of inventories in PLP-USA. All other inventories are determined by the first-in, first-out (FIFO) or average cost methods. Inventories are carried at the lower of cost or market. Reserves are maintained for estimating obsolescence or excess inventory based on past usage, and future demand.

Fair Value of Financial Instruments

Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 825, Disclosures about Fair Value of Financial Instruments, requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At December 31, 2012, the fair value of the Company’s long-term debt was estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the analysis performed, the carrying value of the Company’s long-term debt approximates fair value at December 31, 2012.

Property, Plant and Equipment and Depreciation

Property, plant, and equipment is recorded at cost. Depreciation is computed using the straight line method over the estimated useful lives. The estimated useful lives used, when purchased new, are: land improvements, ten years; buildings, forty years; building improvements, five to forty years; and machinery and equipment, three to ten years. Appropriate reductions in estimated useful lives are made for property, plant and equipment purchased in connection with an acquisition of a business or in a used condition when purchased.

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying value of the assets might be impaired and the discounted future cash flows estimated to be generated by such assets are less than the carrying value. The Company’s cash flows are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is then reduced to fair value. The estimates of fair value represent the Company’s best estimate based on industry trends and reference to market rates and transactions. The Company did not record any impairments to long-lived assets during the years ended December 31, 2012 and 2011.

Goodwill and Other Intangibles

Goodwill and other intangible assets generally result from business acquisitions. Goodwill and intangible assets with indefinite lives are not subject to amortization, but are subject to annual impairment testing. Intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, technology, customer backlogs, trademarks and land use rights, are generally amortized over periods from less than one year to twenty years. The Company’s intangible assets with finite lives are generally amortized using a projected cash flow basis method over their useful lives unless another method was demonstrated to be more appropriate. Customer relationships and trademark intangibles acquired in 2009 and on January 31, 2012 are amortized using a projected cash flow basis method over the period in which the economic benefits of the intangibles are consumed. Customer relationships, technology and trademarks acquired in July 2010 are being amortized using the straight-line method over their useful lives. This straight-line method was more appropriate because it better reflected the pattern in which the economic benefits of the intangible asset are consumed or otherwise expire compared to using a projected cash flow basis method. An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis and when events and circumstances warrant an evaluation. The Company assesses intangible assets with a determinable life for impairment consistent with its policy for assessing other long-lived assets. Goodwill and intangible assets are also reviewed for impairment annually or more frequently when changes in circumstances indicate the carrying amount may be impaired, or in the case of finite lived intangible assets, when the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses or a significant change in the use of an asset. Impairment charges are recognized pursuant to FASB ASC 350-20, Goodwill. The Company did not record any impairment for goodwill or other intangibles during the years ended December 31, 2012 and 2011.

The Company performs the annual impairment test for goodwill utilizing a combination of discounted cash flow methodology, market comparable, and an overall market capitalization reasonableness test in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly changed. However, the Company believes that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.

During the quarter ended December 31, 2011, the Company voluntarily changed the date of its annual goodwill and other indefinite-lived intangible asset impairment test from the first day of the first quarter (January 1) to the first day of the fourth quarter (October 1). The Company determined that this change is preferable under the circumstances as it (1) better aligns with the Company’s annual business planning and budgeting process and (2) provides the Company with additional time to prepare and complete the impairment test, including measurement of any indicated impairment, as necessary, prior to issuance of the year-end financial statements. This voluntary change in accounting principle was not made to delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change was applied prospectively.

The Company performed its annual impairment test for goodwill as of October 1, 2012, and determined that no adjustment to the carrying value was required. There were no trigger events during 2012 and as such, only the annual impairment test was performed.

Revenue Recognition

Sales are recognized when products are shipped, with no right of return, and the title and risk of loss has passed to unaffiliated customers or when they are delivered based on the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectibility is reasonably assured. Revenue related to shipping and handling costs billedto customers is included in net sales and the related shipping and handling costs are included in cost of products sold.

Research and Development

Research and development costs for new products are expensed as incurred and totaled $2.1 million in 2012, $2.4 million in 2011 and $1.7 million in 2010.

Income Taxes

Income taxes are computed in accordance with the provisions of ASC 740, Income Taxes. In the Consolidated Financial Statements, the benefits of a consolidated return have been reflected where such returns have or could be filed based on the entities and jurisdictions included in the financial statements. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected on the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards using tax rates in effect for the years in which the differences are expected to reverse.

Net deferred tax assets are recognized to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

Uncertain tax positions are recorded in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Advertising

Advertising costs are expensed as incurred and totaled $1.8 million in 2012, $1.8 million in 2011 and $1.6 million in 2010.

Foreign Currency Translation

Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the Consolidated Balance Sheet. The translation adjustments are recorded in Accumulated other comprehensive income (loss). Revenues and expenses are translated at weighted average exchange rates in effect during the period. Transaction gains and losses arising from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income and expense as incurred. Aggregate transaction gains and losses for the periods ended December 31, 2012, 2011, and 2010 were less than $.1 million loss, a $1.2 million loss, and a $2.4 million gain, respectively. Upon sale or substantially complete liquidation of an investment in a foreign entity, the cumulative translation adjustment for that entity is reclassified from Accumulated other comprehensive income (loss) to earnings.

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

Business Combinations

The Company accounts for acquisitions in accordance with ASC 805.

Derivative Financial Instruments

The Company does not hold derivatives for trading purposes.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Recently Adopted Accounting Pronouncements

In September 2011, FASB issued accounting standards updates (ASU) 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company’s measurement date for its annual impairment test is October 1 of each year. The Company did not utilize the qualitative approach for its impairment testing.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (ASU 2012-02). ASU 2012-02 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative indefinite-lived intangible asset impairment test. Under this amendment, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2012-02 applies to all companies that have indefinite-lived intangible assets reported in their financial statements. The provisions of ASU 2012-02 are effective for reporting periods beginning after September 15, 2012. The Company did not utilize the qualitative approach for its impairment testing.

New Accounting Standards to be Adopted

Changes to GAAP are established by the FASB in the form of ASU’s to the FASB’s ASC.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same period. For other amounts, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company is currently evaluating the impact of the adoption of ASU 2013-02 on the Company’s financial statements.

Note B—Other Financial Statement Information

Inventories – net

	December 31
	2012	2011
Finished products	$41,474	$42,382
Work-in-process	7,940	9,196
Raw materials	46,133	46,700

	95,547	98,278
Excess of current cost over LIFO cost	(4,674)	(5,611)
Noncurrent portion of inventory	(3,957)	(4,054)

	$86,916	$88,613

Costs for inventories of certain material are determined using the LIFO method and totaled approximately $30.2 million and $28.3 million at December 31, 2012 and 2011, respectively.

Property and equipment – net

Major classes of property, plant and equipment are as follows:

	December 31
	2012	2011
Land and improvements	$13,190	$10,283
Buildings and improvements	59,505	56,303
Machinery and equipment	138,533	125,668
Construction in progress	7,242	6,447

	218,470	198,701
Less accumulated depreciation	125,144	115,841

	$93,326	$82,860

Depreciation of property and equipment was $10 million in 2012, $9.3 million in 2011 and $8 million in 2010. Machinery and equipment includes $.4 million and $.5 million of capital leases at December 31, 2012 and 2011, respectively.

Legal proceedings

From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.

Note C—Pension Plans

PLP-USA hourly employees of the Company who meet specific requirements as to age and service are covered by a defined benefit pension plan (“Plan”). On December 12, 2012, the Company approved a freeze on further benefit accruals under the PLP-USA hourly employee pension plan and notified the participants of the freeze on December 19, 2012. Beginning February 1, 2013, participants will cease earning additional benefits under the Plan and no new participants will enter the plan. The Plan freeze required an evaluation of the Plans’ assets and obligations as of December 31, 2012, which resulted in a non-cash curtailment gain of $6.3 million, which was recognized in the Other comprehensive income (loss) during the fourth quarter 2012. The measurement of the Plans’ assets and obligations also resulted in a reduction in the Company’s pension liability of $6.3 million. The evaluation did not have an effect on net periodic pension expense for the year ended December 31, 2012. The Company uses a December 31 measurement date for its Plan.

Net periodic pension cost for the Plan consists of the following components for the years ended December 31:

	2012	2011	2010
Service cost	$1,300	$1,003	$813
Interest cost	1,411	1,373	1,195
Expected return on plan assets	(1,186)	(1,089)	(960)
Recognized net actuarial loss	750	412	280

Net periodic pension cost	$2,275	$1,699	$1,328

The following tables set forth benefit obligations, plan assets and the accrued benefit cost of the Plan at December 31:

	2012	2011
Projected benefit obligation at beginning of the year	$30,863	$23,665
Service cost	1,300	1,003
Interest cost	1,411	1,373
Actuarial loss	4,859	5,364
Gain on curtailment	(6,275)	0
Benefits paid	(568)	(542)

Projected benefit obligation at end of year	$31,590	$30,863

Fair value of plan assets at beginning of the year	$15,077	$14,192
Actual return on plan assets	1,748	297
Employer contributions	2,149	1,130
Benefits paid	(568)	(542)

Fair value of plan assets at end of the year	$18,406	$15,077

Unfunded pension obligation	$13,184	$15,786

In accordance with ASC 715-20, the Company recognizes the underfunded status the Plan as a liability. The amount recognized in Accumulated other comprehensive loss related to the Plan at December 31 is comprised of the following:

	2012	2011
Balance at January 1	$(8,000)	$(4,431)
Reclassification adjustments:
Pretax amortized net actuarial loss	750	412
Tax provision	(284)	(156)

	466	256

Adjustment to recognize (loss) gain on unfunded pension obligations:
Pretax (loss) gain	(4,297)	(6,156)
Tax (benefit)	1,627	2,331

	(2,670)	(3,825)

Adjustment to recognized the gain on curtailment of the pension plan:
Pretax curtailment gain	6,275	0
Tax provision	(2,376)	0

	3,899	0

Balance at December 31	$(6,305)	$(8,000)

The estimated net loss for the Plan that will be amortized from Accumulated other comprehensive income into periodic benefit cost for 2013 is $.5 million. There is no prior service cost to be amortized in the future.

The Plan had accumulated benefit obligations in excess of Plan assets as follows:

	2012	2011
Accumulated benefit obligation	$31,590	$26,302
Fair market value of assets	18,406	15,077

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2012	2011
Discount rate	4.00%	4.50%
Rate of compensation increase	n/a	2.50

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	2012	2011	2010
Discount rate	4.50%	5.60%	6.00%
Rate of compensation increase	2.50	3.50	3.50
Expected long-term return on plan assets	8.00	8.00	8.00

The net periodic pension cost for 2012 was based on a long-term asset rate of return of 8.0%. This rate is based upon management’s estimate of future long-term rates of return on similar assets and is consistent with historical returns on such assets. Using the Plan’s current mix of assets and based on the average historical returns and expected future returns for such mix, an expected long-term rate-of-return of 8.0% is justified.

At December 31, 2012, the fair value of the Company’s pension plan assets included inputs in Level 1: Quoted market prices in active markets for identical assets or liabilities, and Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data. The fair value of the Company’s pension plan assets as of December 31, 2012 and 2011, by category, are as follows:

	At December 31, 2012
	Total Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$464	$464	$0	$0
Equity Securities	6,121	6,121	0	0
U.S. Treasury Bonds	4,205	4,205	0	0
Mutual Funds—Equity	4,944	4,944	0	0
Corporate Bonds	2,640	0	2,640	0
Mortgage-Backed Securities	32	0	32	0

Total	$18,406	$15,734	$2,672	$0

	At December 31, 2011
	Total Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$304	$304	$0	$0
Equity Securities	5,445	5,445	0	0
U.S. Treasury Bonds	1,880	1,880	0	0
Agency Bonds	905	905	0	0
Etf-Equity	458	458	0	0
Mutual Funds—Equity	3,226	3,226	0	0
Corporate Bonds	2,827	0	2,827	0
Mortgage-Backed Securities	32	0	32	0

Total	$15,077	$12,218	$2,859	$0

The Company’s pension plan weighted-average asset allocations at December 31, 2012 and 2011, by asset category, are as follows:

	Plan assets
	at December 31
	2012	2011
Asset category
Equity securities	60%	61%
Debt securities	37	37
Cash and equivalents	3	2

	100%	100%

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

The Company’s policy is to fund amounts deductible for federal income tax purposes. The Company expects to contribute $2.6 million to the Plan in 2013.

The benefits expected to be paid out of the Plan assets in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years are as follows:

Year	Pension Benefits
2013	$648,924
2014	710,806
2015	744,577
2016	858,720
2017	933,449
2018-2022	5,982,583

The Company also provides retirement benefits through various defined contribution plans including PLP-USA’s Profit Sharing Plan. Expense for these defined contribution plans was $5.7 million in 2012, $4.8 million in 2011 and $4.6 million in 2010.

Further, the Company also provides retirement benefits through the Supplemental Profit Sharing Plan. To the extent an employee’s award under PLP-USA’s Profit Sharing Plan exceeds the maximum allowable contribution permitted under existing tax laws, the excess is accrued for (but not funded) under a non-qualified Supplemental Profit Sharing Plan. The return under this Supplemental Profit Sharing Plan is calculated at a weighted average of the one year Treasury Bill rate plus 1%. At December 31, 2012 and 2011, the interest rate for the Supplemental Profit Sharing Plan was 1.12% and 1.29%, respectively. Expense for the Supplemental Profit Sharing Plan was $.4 million for 2012 and $.3 million for 2011 and 2010, respectively. The Supplemental Profit Sharing Plan unfunded status as of December 31, 2012 and 2011 was $2.6 million and $2.2 million and is included in Other noncurrent liabilities.

Note D—Debt and Credit Arrangements

	December 31
	2012	2011
Short-term debt
Secured notes
Brazilian Real denominated (R$3,808k) at 2.95% to 6.00% due 2012	$0	$2,030
New Zealand Dollar (NZ$264k) at 1.70% to 5.56%	217	0
Current portion of long-term debt	251	601

Total short-term debt	468	2,631

Long-term debt
USD denominated at 1.42%, due 2015	9,236	27,633
Australian dollar denominated term loans (A$467), at 5.83% (4.19% to 5.83% in 2011), due 2013, secured by land and building	70	470
Brazilian Real denominated term loan (R$918k) at .4% to .7% due 2014 secured by capital equipment	267	489

Total long-term debt	9,573	28,592
Less current portion	(251)	(601)

Total long-term debt, less current portion	9,322	27,991

Total debt	$9,790	$30,622

The PLP-USA line of credit makes $90 million available to the Company at an interest rate of LIBOR plus 1.125% with a term expiring January 2015. At December 31, 2012, the interest rate on the line of credit agreement was 1.3347%. There was $9.2 million outstanding at December 31, 2012 under the line of credit. The line of credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At December 31, 2012, the Company was in compliance with these covenants.

Aggregate maturities of long-term debt during the next five years are as follows: $.3 million for 2013, $.1 million for 2014, $9.2 million for 2015, and $0 thereafter.

Interest paid was $.9 million in 2012, $.8 million in 2011 and $.5 million in 2010.

Guarantees and Letters of Credit

The Company has provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current year through the completion of such transactions. The guarantees would typically be triggered in the event of nonperformance. As of December 31, 2012, the Company had total outstanding guarantees of $2.2 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of December 31, 2012, the Company had total outstanding letters of credit of $7.7 million.

Note E—Leases

The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment, office equipment and computer equipment. Rental expense was $3.7 million in 2012, $3.9 million in 2011, and $2.9 million in 2010. Future minimum rental commitments having non-cancelable terms exceeding one year are $2.4 million in 2013, $1.7 million in 2014, $.5 million in 2015, $.2 million in 2016, $.1 million in 2017, and an aggregate $8.6 million thereafter. One such lease is for the Company’s aircraft with a lease commitment through December 2014. Under the terms of the lease, the Company maintains the risk to make up a deficiency from market value attributable to damage, extraordinary wear and tear, excess air hours or exceeding maintenance overhaul schedules required by the Federal Aviation Administration. At the present time, the Company does not believe it has incurred any obligation for any contingent rent under the lease.

The Company has commitments under capital leases for equipment and vehicles. Amounts recognized as capital lease obligations are reported in Accrued expense and other liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. Future minimum rental commitments for capital leases are approximately $.2 million in 2013, $.1 million in 2014, $.1 million in 2015, less than $.1 million in 2016 and 2017. The imputed interest for the capital leases is less than $.1 million. Leased property and equipment under capital leases are amortized using the straight-line method over the term of the lease. Routine maintenance, repairs, and replacements are expensed as incurred.

Note F—Income Taxes

Income before income taxes was derived from the following sources:

	2012	2011	2010
United States	$21,754	$18,842	$9,007
Foreign	23,073	27,152	21,176

	$44,827	$45,994	$30,183

The components of income taxes for the years ended December 31 are as follows:

	2012	2011	2010
Current
Federal	$9,663	$5,679	$1,768
Foreign	7,885	8,896	5,498
State and local	920	1,123	809

	18,468	15,698	8,075

Deferred
Federal	(1,443)	726	342
Foreign	(1,310)	(1,199)	(1,098)
State and local	(174)	(215)	(144)

	(2,927)	(688)	(900)

Income taxes	$15,541	$15,010	$7,175

The differences between the provision for income taxes at the U.S. federal statutory rate and the tax shown in the Statements of Consolidated Income for the years ended December 31 are summarized as follows:

	2012	2011	2010
U. S. federal statutory tax rate	35%	35%	35%
Federal tax at statutory rate	$15,689	$16,098	$10,564
State and local taxes, net of federal benefit	485	590	432
U.S. federal permanent items	332	14	324
Domestic productions activity deduction	(669)	(401)	(312)
Foreign earnings and related tax credits	1,498	261	641
Non-U.S. tax rate variances	(1,175)	(1,510)	(3,121)
Unrecognized tax benefits	310	21	(368)
Valuation allowance	(337)	19	(403)
Tax credits	(85)	(265)	(329)
Other, net	(507)	183	(253)

	$15,541	$15,010	$7,175

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying value for financial statement purposes. The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2012	2011
Deferred tax assets:
Accrued compensation and benefits	$1,808	$1,520
Inventory valuation reserves	2,771	1,938
Benefit plan reserves	9,468	9,126
Capital tax loss carryforwards	2,034	2,054
Net operating loss carryforwards	788	1,061
Other accrued expenses	2,480	2,222
Unrealized foreign exchange	58	346

Gross deferred tax assets	19,407	18,267
Valuation allowance	(2,329)	(3,115)

Net deferred tax assets	17,078	15,152

Deferred tax liabilities:
Depreciation and other basis differences	(5,276)	(4,602)
Intangibles	(3,571)	(2,706)
Other	(90)	(307)

Deferred tax liabilities	(8,937)	(7,615)

Net deferred tax assets	$8,141	$7,537

	2012	2011
Change in net deferred tax assets:
Deferred income tax benefit	$2,927	$688
Items of other comprehensive income (loss)	(1,033)	2,175
Currency translation	(254)	(49)
Deferred tax balances from business acquisition	(1,036)	0

Total change in net deferred tax assets	$604	$2,814

Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards.

At December 31, 2012, the Company had $2 million of U.S. capital loss carryfowards that will expire in 2013 and $.8 million of foreign net operating loss carryfowards that will expire between the years 2013 and 2017.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, the Company has established a valuation allowance of $2.3 million at December 31, 2012 in order to measure only the portion of the deferred tax asset that is more likely than not will be realized. Therefore, the Company recorded an allowance of $2 million against the U.S. capital loss carryfoward and $.3 million against the foreign net operating loss carryforwards. The net decrease of $.8 million in the valuation allowance from the prior year is primarily due to usage of foreign net operating loss carryfowards.

The Company has not established a deferred tax liability associated with approximately $117 million of its undistributed foreign earnings at December 31, 2012 as these earnings are considered to be permanently reinvested. These earnings would be taxable upon the sale or liquidation of these foreign subsidiaries, or upon the remittance of dividends. While the measurement of the unrecognized U.S. income taxes with respect to these earnings is not practicable, foreign tax credits would be available to offset some or all of any portion of such earnings that would be remitted as dividends.

Income taxes paid net of refunds were approximately $16 million in 2012, $14 million in 2011, and $8.4 million in 2010.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2012, with few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2006.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the period ended December 31:

	2012	2011	2010
Balance at January 1	$1,015	$1,062	$1,304
Additions for tax positions of current year	0	0	53
Additions for tax positions of prior years	511	0	62
Reductions for tax positions of prior years	0	(32)	(281)
Expiration of statutes of limitations	(165)	(15)	(76)

Balance at December 31	$1,361	$1,015	$1,062

Accrued interest and penalties are not included in the above unrecognized tax balances. The Company records accrued interest as well as penalties related to unrecognized tax benefits as part of the provision for income taxes. The Company recognized less than $.1 million, $.1 million and $.1 million in interest, net of the amount lapsed through expiring statutes during the years ended December 31, 2012, 2011 and 2010, respectively. The Company had approximately $.6 million, $.5 million and $.4 million for the payment of interest accrued at December 31, 2012, 2011 and 2010, respectively. The Company had approximately $.3 million accrued for the payment of penalties at December 31, 2012, 2011 and 2010. If recognized, approximately $.7 million, $.5 million, and $.4 million of unrecognized tax benefits would affect the tax rate for the years ended December 31, 2012, 2011 and 2010 respectively. The Company may decrease its unrecognized tax benefits by approximately $.2 million within the next twelve months due to the expiration of statutes of limitations.

Note G—Share-Based Compensation

The 1999 Stock Option Plan

The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At December 31, 2012 there were no shares remaining to be issued under the Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.

There were no shares granted for the years ended December 31, 2012 and 2011.

Activity in the Company’s 1999 Stock Option Plan for the year ended December 31, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	49,907	$34.39
Granted	0	$0.00
Exercised	(17,757)	$22.55
Forfeited	0	$0.00

Outstanding (vested and expected to vest) at December 31, 2012	32,150	$40.93	4.4	$595

Exercisable at December 31, 2012	32,150	$40.93	4.4	$595

There were 17,757 stock options exercised during the year ended December 31, 2012, 22,025 in 2011 and 13,455 stock options exercised during the year ended December 31, 2010. The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011, and 2010 was $.6 million, $.6 million, and $.4 million, respectively. Cash received for the exercise of stock options during 2012 and 2011 was $.4 million and $.9 million, respectively.

The Company recorded compensation expense related to the stock options currently vesting of less than $.1 million for the year ended December 31, 2012 and $.1 million in each of the years ended December 31, 2011 and 2010. All compensation cost has been recognized as of December 31, 2012.

The excess tax benefits from share based awards for the years ended December 31, 2012, 2011 and 2010 were $.1 million each year, as reported on the Consolidated Statements of Cash Flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.

Long Term Incentive Plan of 2008

Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers, and directors are eligible to receive awards of options and restricted shares. The purpose of this LTIP is to give the Company a competitive advantage in attracting, retaining, and motivating officers, employees, and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. The total number of Company common shares reserved for awards under the LTIP is 900,000. Of the 900,000 common shares, 800,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options. The LTIP expires on April 17, 2018.

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

A summary of the restricted share awards for the year ended December 31, 2012 is as follows:

	Restricted Share Awards
	Performance		Total	Weighted-Average
	and Service	Service	Restricted	Grant-Date
	Required	Required	Awards	Fair Value
Nonvested as of January 1, 2012	128,567	14,078	142,645	$37.75
Granted	41,627	4,588	46,215	60.77
Vested	(66,973)	(7,303)	(74,276)	35.75
Forfeited	0	0	0	0.00

Nonvested as of December 31, 2012	103,221	11,363	114,584	$48.33

For time-based restricted shares, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statement of Consolidated Income. Compensation expense related to the time-based restricted shares for the years ended December 31, 2012, 2011 and 2010 was $.3 million, $.3 million and $.2 million, respectively. As of December 31, 2012, there was $.3 million of total unrecognized compensation cost related to time-based restricted share awards that is expected to be recognized over the weighted-average remaining period of approximately 1.7 years.

For the performance-based awards, the number of restricted shares in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and sales growth over a requisite performance period. Depending on the extent to which the performance criterions are probable of being satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the years ended December 31, 2012, 2011 and 2010 was $2.5 million, $2.4 million and $2.4 million. As of December 31, 2012, the remaining performance-based restricted share awards compensation expense of $2.7 million is expected to be recognized over a period of approximately 1.7 years.

The excess tax benefits from service and performance-based awards for the years ended December 31, 2012, 2011 and 2010 were $.1 million, $.1 million and $0, respectively, as reported on the Consolidated Statements of Cash Flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for restricted shares vested in the current period.

In the event of a Change in Control (as defined in the LTIP), vesting of the restricted shares will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a maximum potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.

To satisfy the vesting of its restricted share awards, the Company has reserved new shares from its authorized but unissued shares. Any additional granted awards will also be issued from the Company’s authorized but unissued shares. Under the LTIP, there are 483,319 common shares currently available for additional restricted share grants.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in shares of common stock of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer LTIP restricted shares for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of December 31, 2012, 184,036 LTIP shares have been deferred and are being held by the rabbi trust.

Share Option Awards

The LTIP plan permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At December 31, 2012 there were 57,000 shares remaining available for issuance under the LTIP. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.

There were 8,000, 14,500, and 9,500 options granted for the years ended December 31, 2012, 2011 and 2010. The fair values for the stock options granted in 2012, 2011 and 2010 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2012	2011	2010
Risk-free interest rate	1.3%	1.4%	2.9%
Dividend yield	1.9%	1.9%	2.0%
Expected life (years)	6	6	6
Expected volatility	47.0%	47.1%	43.3%

Activity in the Company’s LTIP plan for the year ended December 31, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	27,000	$48.21
Granted	8,000	$57.28
Exercised	(1,250)	$52.10
Forfeited	0	$0.00

Outstanding (vested and expected to vest) at December 31, 2012	33,750	$50.21	8.8	$311

Exercisable at December 31, 2012	17,375	$46.00	8.3	$233

The weighted-average grant-date fair value of options granted during 2012, 2011 and 2010 was $21.76, $19.92 and $19.47, respectively. There were 1,250, 3,000 and 0 stock options exercised during the years ended December 31, 2012, 2011 and 2010. The total intrinsic value of stock options exercised during the years ended December 31, 2012 and 2011 was less than $.1 million and $.1 million. Cash received for the exercise of stock options during 2012 and 2011 was $.1 million each year.

For the years ended December 31, 2012, 2011 and 2010, the Company recorded compensation expense related to the stock options currently vesting of $.3 million, $.1 million and $.1 million. The total compensation cost related to nonvested awards not yet recognized at December 31, 2012 is expected to be a combined total of $.3 million over a weighted-average period of approximately 2 years.

The excess tax benefits from share based awards for the years ended December 31, 2012, 2011 and 2010 was $0, less than $.1 million and $0, as reported on the Consolidated Statements of Cash Flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.

Note H—Computation of Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted-average number of shares of common stock outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the years ended December 31 was as follows:

	2012	2011	2010
Numerator
Net income attributable to PLPC	$29,286	$30,984	$23,113

Denominator
Determination of shares
Weighted-average common shares outstanding	5,324	5,259	5,242
Dilutive effect—share-based awards	47	99	93

Diluted weighted-average common shares outstanding	5,371	5,358	5,335

Earnings per common share attributable to PLPC shareholders
Basic	$5.50	$5.89	$4.41

Diluted	$5.45	$5.78	$4.33

For the year ended December 31, 2012, 17,750 stock options were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price plus any unearned compensation on unvested options, and as such they are anti-dilutive. For the years ended December 31, 2011 and 2010, 4,500 and 56,500 stock options were excluded from the calculation, respectively. For the years ended December 31, 2012, 2011 and 2010, 37,985, 0 and 4,422 restricted shares were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price plus any unearned compensation on unvested options, and as such they are anti-dilutive.

Note I—Goodwill and Other Intangibles

The Company’s finite and indefinite-lived intangible assets consist of the following:

	December 31, 2012		December 31, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets
Patents	$4,819	$(4,135)	$4,819	$(3,836)
Land use rights	1,322	(125)	1,259	(97)
Trademark	1,674	(529)	965	(364)
Customer backlog	578	(578)	504	(504)
Technology	2,924	(361)	1,784	(77)
Customer relationships	10,728	(2,279)	8,450	(1,551)

	$22,045	$(8,007)	$17,781	$(6,429)

Indefinite-lived intangible assets

Goodwill	$15,537		$12,199

The Company performs its annual impairment test for goodwill utilizing a combination of discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly different. The Company believes that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.

During the quarter ended December 31, 2011, the Company voluntarily changed the date of its annual goodwill and other indefinite-lived intangible asset impairment test from the first day of the first quarter (January 1) to the first day of the fourth quarter (October 1). The Company determined that this change is preferable under the circumstances as it (1) better aligns with the Company’s annual business planning and budgeting process and (2) provides the Company with additional time to prepare and complete the impairment test, including measurement of any indicated impairment, as necessary, prior to issuance of the year-end financial statements. This voluntary change in accounting principle was not made to delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change was applied prospectively.

The Company performed its annual impairment tests for goodwill as of October 1, 2012, and determined that no adjustment to the carrying value was required. There were no trigger events during 2012 and as such, only the annual impairment tests were performed.

The aggregate amortization expense for other intangibles with finite lives, ranging from 7 to 82 years, for the years ended December 31, 2012, 2011 and 2010 was $1.5 million, $1.2 million and $1.4 million. Amortization expense is estimated to be $1.5 million for 2013, $1.4 million for 2014, $1.1 million for 2015, $1 million for 2016 and $1 million annually for 2017. The weighted- average remaining amortization period is approximately 25 years. The weighted-average remaining amortization period by intangible asset class; patents, 2.5 years; land use rights, 63.6 years; trademark, 13.3 years; technology, 18.1 years and customer relationships, 15 years.

The Company’s only intangible asset with an indefinite life is goodwill. The Company’s goodwill is not deductible for tax purposes. The increase in goodwill of $3.3 million in 2012 is related to two immaterial acquisitions the Company made for a total purchase price of $8.9 million and foreign currency translation. Of the $3.3 million increase in goodwill in 2012, $.4 million is related to foreign currency translation.

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2012 and 2011, is as follows:

	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2011	$3,078	$1,177	$8,091	$12,346
Curency translation	0	(148)	1	(147)

Balance at December 31, 2011	3,078	1,029	8,092	12,199

Additions	0	853	2,111	2,964
Curency translation	0	(63)	437	374

Balance at December 31, 2012	$3,078	$1,819	$10,640	$15,537

Note J—Fair Value of Financial Assets and Liabilities

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At December 31, 2012, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the twelve month period ended December 31, 2012. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	December 31, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$9,573	$9,573	$28,659	$28,592

As a result of being a global company, the Company’s earnings, cash flows and financial position are exposed to foreign currency risk. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency risks. The Company accounts for derivative instruments and hedging activities as either assets or liabilities in the Consolidated Balance Sheet and carries these instruments at fair value. The Company does not enter into any trading or speculative positions with regard to derivative instruments. At December 31, 2012 and 2011, the Company had no derivatives outstanding.

Foreign currency derivative instruments outstanding are not designated as hedges for accounting purposes. The gains and losses related to mark-to-market adjustments are recognized as other operating (income) expense on the Statement of Consolidated Income during the period in which the derivative instruments were outstanding.

As part of the January 31, 2012 Purchase Agreement to acquire Australian Electricity Systems PTY Ltd (AES), the Company recorded an additional earn-out consideration payment of AUD $1.1 million or $1.2 million US dollars. This amount represented the fair value of the earn-out consideration based on AES achieving a financial performance target over the twelve months ended June 30, 2012. The calculation of the fair value of the earn-out consideration is based upon twelve months (June 1, 2011 through June 30, 2012) of actual Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and will be paid based on actual EBITDA for the twelve month period. The fair value of the contingent consideration arrangement is determined by estimating the expected (probability-weighted) earn-out payment which is discounted to present value and is considered a level three input. The discounted cash flow utilized weighted average inputs, including a risk-based discount rate of 11.5%. Based upon the initial evaluation of the range of outcomes for this contingent consideration, the Company accrued $1.2 million for the additional earn-out consideration payment as of the acquisition date in the Accrued expenses and other liabilities line on the Consolidated Balance Sheet, as part of the purchase price. The amount accrued in the Consolidated Balance Sheet at December 31, 2012 of $.4 million has decreased $.8 million due to an adjustment for results through the earn-out period and was recorded in Costs and expenses in the consolidated statements of income. The Company has finalized the AES contingent consideration arrangement and expects to pay the $.4 million to the former owner in March 2013.

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

The accounting policies of the operating segments are the same as those described in Note A in the Notes To Consolidated Financial Statements. No single customer accounts for more than ten percent of the Company’s consolidated revenues. It is not practical to present revenues by product line. U.S. net sales for the years ended December 31, 2012, 2011, and 2010 were $179.4 million, $171.5 million and $141.6 million, respectively. U.S. long lived assets as of December 31, 2012 and 2011 were $28.9 million and $25.6 million, respectively.

The following table presents a summary of the Company’s reportable segments for the years ended December 31, 2012, 2011 and 2010. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profits in inventory.

	Year ended December 31
	2012	2011	2010
Net sales
PLP-USA	$162,027	$146,146	$118,325
The Americas	92,584	100,144	79,695
EMEA	66,272	61,430	50,073
Asia-Pacific	118,309	116,684	90,212

Total net sales	$439,192	$424,404	$338,305

Intersegment sales
PLP-USA	$8,537	$9,095	$8,447
The Americas	7,501	7,048	6,194
EMEA	4,582	1,968	1,719
Asia-Pacific	14,766	11,995	9,100

Total intersegment sales	$35,386	$30,106	$25,460

Interest income
PLP-USA	$3	$0	$0
The Americas	283	160	97
EMEA	209	155	163
Asia-Pacific	153	260	114

Total interest income	$648	$575	$374

Interest expense
PLP-USA	$(437)	$(270)	$(214)
The Americas	(58)	(295)	(77)
EMEA	(50)	(47)	(61)
Asia-Pacific	(52)	(215)	(297)

Total interest expense	$(597)	$(827)	$(649)

Income taxes
PLP-USA	$9,581	$6,708	$2,065
The Americas	2,722	3,864	2,276
EMEA	2,769	1,637	1,618
Asia-Pacific	469	2,801	1,216

Total income taxes	$15,541	$15,010	$7,175

Net income
PLP-USA	$13,290	$10,413	$4,687
The Americas	6,763	8,159	6,356
EMEA	6,840	5,519	6,031
Asia-Pacific	2,393	6,893	5,934

Total net income	29,286	30,984	23,008
Loss attributable to noncontrolling interest, net of tax	0	0	(105)

Net income attributable to PLPC	$29,286	$30,984	$23,113

	As of December 31
	2012	2011	2010
Expenditure for long-lived assets
PLP-USA	$6,702	$3,798	$3,008
The Americas	2,781	7,114	5,639
EMEA	2,816	2,427	2,437
Asia-Pacific	8,744	5,573	1,190

Total expenditures for long-lived assets	$21,043	$18,912	$12,274

Depreciation and amortization
PLP-USA	$3,520	$3,438	$3,396
The Americas	2,565	2,244	1,781
EMEA	1,714	1,818	1,527
Asia-Pacific	3,765	3,025	2,690

Total depreciation and amortization	$11,564	$10,525	$9,394

	As of December 31
	2012	2011
Identifiable assets
PLP-USA	$84,192	$82,478
The Americas	67,745	72,908
EMEA	51,370	47,098
Asia-Pacific	129,437	124,541

	332,744	327,025
Corporate assets	320	323

Total identifiable assets	$333,064	$327,348

Long-lived assets
PLP-USA	$27,353	$23,830
The Americas	20,069	20,142
EMEA	13,263	11,800
Asia-Pacific	32,641	27,088

Total long-lived assets	$93,326	$82,860

Note L—Related Party Transactions

In August 2012, the Company purchased 30,410 common shares of the Company from a trust for the benefit of Barbara P. Ruhlman and a foundation of which Barbara P. Ruhlman, Robert G. Ruhlman and Randall M. Ruhlman are officers, at a price per share of $54.92, which was calculated from a 30-day average of market price. Barbara P. Ruhlman is a member of the Company’s Board of Directors and the mother of Robert G. Ruhlman and Randall M. Ruhlman, both of whom are also members of the Board of Directors. Robert G. Ruhlman is Chairman, President and Chief Executive Officer of the Company. The purchase was consummated pursuant to two Shares Purchase Agreements both dated August 14, 2012, one between the Company and the trust and the other between the Company and the foundation. The Audit Committee of the Board of Directors approved these transactions.

In August 2012, the Company purchased 4,100 common shares of the Company from Dennis F. McKenna, at a price per share of $55.91, which was calculated from a 30-day average of market price. Mr. McKenna is an Officer of the Company. The Audit Committee of the Board of Directors approved this transaction.

In December 2012, the Company purchased 7,408 common shares of the Company from William H. Haag, at a price per share of $54.71, which was calculated from a 30-day average of market price. Mr. Haag is an Officer of the Company. The Audit Committee of the Board of Directors approved this transaction.

The Company’s Australian subsidiary utilizes information technology services from X Information Technology (“XIT”). For the year ended December 31, 2012, 2011 and 2010 PLP-Australia incurred a total of $.7 million, $.5 million and $.2 million for these expenses. XIT was once owned and operated by Paul Cascun, Regional IT Manager, a current PLP employee. Prior to his employment at PLP, Mr. Cascun sold his shares in XIT to his sister who now owns and operates the company. The Audit Committee of the Board of Directors approved this transaction.

On May 10, 2011, the Company purchased 29,842 common shares of the Company from a trust for the benefit of Barbara P. Ruhlman and a foundation of which Barbara P. Ruhlman, Robert G. Ruhlman, Randall M. Ruhlman are officers, at a price per share of $69.21, which was calculated using a 30-day average price. Barbara P. Ruhlman is a member of the Company’s Board of Directors and the mother of Robert G. Ruhlman and Randall M. Ruhlman, both of whom are also members of the Board of Directors. Robert G. Ruhlman is Chairman, President and Chief Executive Officer of the Company. The purchase was consummated pursuant to two Shares Purchase Agreements both dated May 10, 2011, one between the Company and the trust and the other between the Company and the foundation. The Audit Committee of the Board of Directors approved this transaction.

On August 16, 2011, the Company purchased 12,000 common shares of the Company from Robert G. Ruhlman at a price per share of $63.72, which was calculated using a 30-day average price. Robert G. Ruhlman is Chairman, President and Chief Executive Officer of the Company, as well as a member of the Board of Directors. The Audit Committee of the Board of Directors approved this transaction.

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

On August 17, 2010, the Company purchased 32,687 common shares of the Company from a trust for the benefit of Barbara P. Ruhlman at a price per share of $32.43, which was calculated from a 30-day average of market price. Barbara P. Ruhlman is a member of the Company’s Board of Directors and the mother of Robert G. Ruhlman and Randall M. Ruhlman, both of whom are also members of the Board of Directors. Robert G. Ruhlman is Chairman, President and Chief Executive Officer of the Company. The purchase was consummated pursuant to a Shares Purchase Agreement dated August 17, 2010 by and between the Company and Bernard L. Karr, as trustee, under trust agreement dated February 16, 1985. The Audit Committee of the Board of Directors approved this transaction.

The Company’s New Zealand subsidiary, Electropar currently leases two parcels of property, on which it has its corporate office, manufacturing and warehouse space. The entities leasing the property to Electropar are owned, in part, by Grant Wallace, Tony Wallace and Cameron Wallace, who are former owners of Electropar. Grant and Cameron Wallace are current employees of Electropar. For the year ended December 31, 2012, 2011 and 2010, Electropar incurred a total of $.3 million, $.3 million and $.1 million for such lease expense. The Audit Committee of the Board of Directors approved this transaction.

The Company’s DPW operation rents two properties owned by RandReau Properties, LLC and RaRe Properties, LLC., which are owned by Kevin Goodreau, Vice President of Business Development – Solar Division, and Jeffrey Randall, Vice President of Product Design – Solar Division. For the years ended December 31, 2012, 2011 and 2010 DPW paid rent expense of $.3 million, $.3 million, and $.2 million, annually for the properties. The Audit Committee of the Board of Directors approved this transaction.

The Company’s Belos operation hires temporary employees through a temporary work agency, Flex-Work Sp. Z.o.o., which is 50% owned by Agnieszka Rozwadowska. Agnieszka Rozwadowskais the wife of Piotr Rozwadowski, the Managing Director of the Belos operation located in Poland. For the years ended December 31, 2012, 2011 and 2010, Belos incurred a total of $.7 million, $.7 million and $.6 million, respectively, for such temporary labor expense. The Audit Committee of the Board of Directors approved this transaction.

The Company’s Belos operations engaged a company to perform various maintenance, renovation and building services at its location. This entity, ZRB Michalczyk Strumien, is solely owned by the husband (Aleksander Michalczyk) of Belos’ Finance Director, Urszula Michalczyk. Belos incurred a total of $0 in 2012, $.2 million in 2011 and 2010, annually for such maintenance and building expense. The Audit Committee of the Board of Directors approved this transaction.

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

The acquisition of Electropar closed on July 31, 2010. Pursuant to the Purchase Agreement, the Company acquired all of the outstanding equity of Electropar for NZ$20.3 million or $14.8 million U.S. dollars, net of a customary post-closing working capital adjustment of $.2 million. As part of the Purchase Agreement to acquire Electropar, the Company was required to make an additional earn-out consideration payment up to NZ$2 million or $1.5 million US dollar based upon whether Electropar achieved a financial performance target (Earnings Before Interest, Taxes, Depreciation and Amortization) over the 12 months ending July 31, 2011. The fair value of the contingent consideration arrangement was determined by estimating the expected (probability-weighted) earn-out payment discounted to present value and is considered a Level 3 input. Based upon the initial evaluation of the range of outcomes for this contingent consideration, the Company accrued $.4 million for the additional earn-out consideration payment as of the acquisition date in the Accrued expenses and other liabilities line on the Consolidated balance sheet, and as part of the purchase price. Subsequently, the amount accrued in the Consolidated balance sheet of $1.1 million increased $.6 million due primarily to a $.6 million adjustment for actual results and less than $.1 million increase in the net present value of the liability due to the passage of time. The adjustment of $.6 million was recorded in Costs and expenses in the Consolidated Statements of Income. The earn-out consideration calculation was finalized as of December 31, 2011 and was paid during first quarter 2012.

The Company acquired Australian Electricity Systems PTY Ltd (AES) on January 31, 2012, pursuant to the Purchase Agreement, the Company acquired all of the outstanding shares of AES for $6.3 million Australian dollars including acquired cash of $1.8 million Australian dollars, net of customary post-working capital adjustments of $.5 million Australian dollars. As part of the purchase agreement to acquire AES, the Company recorded on January 31, 2012 a $1.1 million Australian dollars earn-out consideration payment. This amount represented the fair value of the earn-out consideration based on AES achieving a financial performance target over for the twelve months ended June 30, 2012. The fair value of the contingent consideration arrangement was determined by estimating the (probability-weighted) expected earn-out payment discounted to present value and is considered a level three input. At December 31, 2012, the agreed upon outcome of this contingent consideration was $.4 million which is included in the Accrued expenses and other liabilities line on the Consolidated balance sheet. The Company has finalized the contingent consideration arrangement and expects to pay the $.4 million to the former owner in March 2013. The acquisition of AES is immaterial to the Company. AES is reported as part of the Company’s Asia-Pacific segment.

Note N—Product Warranty Reserve

The Company records an accrual for estimated warranty costs to costs of products sold in the Consolidated Statements of Income. These amounts are recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheets. The Company records and accounts for its warranty reserve based on specific claim incidents. Should the Company become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the accruals as claim information changes. During the second quarter of 2011, the Company accepted certified product from a supplier which later failed in the field. The Company has taken responsibility to expedite correcting the situation and as such, the Company increased the warranty reserve by $1.8 million during the second quarter of 2011. As of December 31, 2012, $1.6 million has been paid related to this warranty claim.

The following is a rollforward of the product warranty reserve:

	2012	2011	2010
Balance at January 1	$824	$536	$209
Additions charged to income	1,384	1,968	403
Warranty usage	(983)	(1,467)	(108)
Currency translation	4	(213)	32

Balance at December 31	$1,229	$824	$536

Note O—Quarterly Financial Information (unaudited)

The following table summarizes our quarterly results of operations for each of the quarters in 2012 and 2011.

	Quarter ended
	March 31	June 30	September 30	December 31
2012
Net sales	$108,846	$111,940	$114,206	$104,200
Gross profit	36,012	36,966	38,507	32,953
Income before income taxes	12,191	9,913	13,410	9,313
Net income	8,133	6,596	9,284	5,273
Net income attributable to PLPC	8,133	6,596	9,284	5,273
Net income attributable to PLPC per share, basic	$1.52	$1.24	$1.75	$0.99
Net income attributable to PLPC per share, diluted	$1.50	$1.21	$1.71	$0.98
2011
Net sales	$95,088	$114,530	$108,690	$106,096
Gross profit	32,391	36,706	37,560	34,192
Income before income taxes	10,249	13,050	10,228	12,467
Net income	6,854	8,530	6,660	8,940
Net income attributable to PLPC	6,998	8,386	6,660	8,940
Net income attributable to PLPC per share, basic	$1.33	$1.59	$1.27	$1.70
Net income attributable to PLPC per share, diluted	$1.30	$1.55	$1.24	$1.67

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2012.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and Vice President of Finance, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report, a copy of which is included below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Preformed Line Products Company

We have audited Preformed Line Products Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Preformed Line Products Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Preformed Line Products Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Preformed Line Products Company as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 15, 2013

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the information under the captions “Corporate Governance—Election of Directors”, “Section 16(a) Beneficial Ownership Compliance”, “Corporate Governance – Code of Conduct” and “Corporate Governance – Board and Committee Meetings – Audit Committee” in the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 7, 2013 (the “Proxy Statement”). Information relative to executive officers of the Company is contained in Part I of this Annual Report on Form 10-K.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedule

Page	Financial Statements

37	Consolidated Balance Sheets
38	Statements of Consolidated Income
39	Statements of Consolidated Comprehensive Income (Loss)
40	Statements of Consolidated Cash Flows
41	Statements of Consolidated Shareholders’ Equity
42	Notes to Consolidated Financial Statements

Page	Schedule
73	II—Valuation and Qualifying Accounts

(b)	Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

4	Description of Specimen Share Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.2	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s 10-K filed for the year ended December 31, 2007).*

10.3	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.4	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.5	Revolving Credit Agreement between National City Bank (now, PNC Bank, National Association) and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).

10.6	Amendment to the Revolving Credit Agreement between National City Bank (now, PNC Bank, National Association) and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.7	Line of Credit Note dated February 5, 2010 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-K filing for the fiscal year ended December 31, 2010).

10.8	Amendment to Loan Agreement dated November7, 2011 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 8-K current report filing dated November 7, 2011).

10.9	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).*

10.10	Preformed Line Products Company Chief Executive Officer Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).*

10.11	Preformed Line Products Company Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 8-K current report filing dated May 1, 2008).*

10.12	Deferred Shares Plan (incorporated by reference to the Company’s 8-K current report filing dated August 21, 2008).

10.13	Form of Restricted Shares Grant Agreement (incorporated by reference to the Company’s 10-Q filing for the quarter ended September 30, 2008).*

10.14	Stock and Purchase Agreement, dated October 22, 2009, by and among the Company and Tyco Electronics Group S.A. to acquire the Dulmison business (incorporated by reference to the Company’s 10-K filing for the fiscal year ended December 31, 2009) .

10.15	Stock Purchase Agreement dated May 10, 2011, by and between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr, dated July 29, 2008 (incorporated by reference to the Company’s 8-K current report filing dated May 10, 2011).

10.16	Stock Purchase Agreement dated May 10, 2011, by and between the Company and Bernard L. Karr, Assistant Secretary of the Thomas F. Peterson Foundation (incorporated by reference to the Company’s 8-K current report filing dated May 10, 2011).

10.17	Share Purchase Agreement, dated August 14, 2012 between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr dated July 29, 2008 (incorporated herein by reference to the Company’s Form 8-K filed on August 14, 2012).

10.18	Share Purchase Agreement, dated August 14, 2012 between the Company and the Thomas F. Peterson Foundation (incorporated herein by reference to the Company’s Form 8-K filed on August 14, 2012).

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 8-K current report filing dated August 6, 2007).

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates management contracts or compensatory plan or arrangement.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company

March 15, 2013	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(principal executive officer)

March 15, 2013	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer and Vice President Finance
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 15, 2013	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer

March 15, 2013	/s/ Barbara P. Ruhlman
Barbara P. Ruhlman
Director

March 15, 2013	/s/ Randall M. Ruhlman
Randall M. Ruhlman
Director

March 15, 2013	/s/ Glenn E. Corlett
Glenn E. Corlett
Director

March 15, 2013	/s/ Michael E. Gibbons
Michael E. Gibbons
Director

March 15, 2013	/s/ R. Steven Kestner
R. Steven Kestner
Director

March 15, 2013	/s/ Richard R. Gascoigne
Richard R. Gascoigne
Director

PREFORMED LINE PRODUCTS COMPANY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2012, 2011 and 2010

(Thousands of dollars)

For the year ended December 31, 2012:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period
Allowance for doubtful accounts	$1,258	$774	$(651)	$14	$1,395
Reserve for credit memos	369	642	(367)	0	644
Slow-moving and obsolete inventory reserves	5,875	1,981	(828)	(255)	6,773
Accrued product warranty	824	1,384	(983)	4	1,229
U.S. tax capital loss	2,053	0	(19)	0	2,034
Foreign net operating loss tax carryforwards	1,062	0	(760)	(7)	295

For the year ended December 31, 2011:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period
Allowance for doubtful accounts	$875	$925	$(512)	$(30)	$1,258
Reserve for credit memos	338	367	(336)	0	369
Slow-moving and obsolete inventory reserves	5,607	1,480	(1,132)	(80)	5,875
Accrued product warranty	536	1,968	(1,467)	(213)	824
U.S. tax capital loss	2,056	0	(3)	0	2,053
Foreign net operating loss tax carryforwards	937	269	(165)	21	1,062

For the year ended December 31, 2010:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period
Allowance for doubtful accounts	$769	$469	$(386)	$23	$875
Reserve for credit memos	226	192	(80)	0	338
Slow-moving and obsolete inventory reserves	5,539	767	(859)	160	5,607
Accrued product warranty	209	403	(108)	32	536
U.S. foreign tax credits	392	0	(392)	0	0
U.S. tax capital loss	2,132	0	(76)	0	2,056
Foreign net operating loss tax carryforwards	868	79	(56)	46	937

(a)	Other additions or deductions relate to translation adjustments.

Exhibit Index

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporatedby reference to the Company’s Registration Statement on Form 10).

4	Description of Specimen Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.2	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).*

10.3	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.4	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.5	Revolving Credit Agreement between National City Bank (now, PNC Bank, National Association) and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on
Form 10).

10.6	Amendment to the Revolving Credit Agreement between National City Bank (now, PNC Bank, National Association) and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.7	Line of Credit Note and Loan Agreement dated February 5, 2010 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-K filing for the fiscal year ended December 31, 2010).

10.8	Amendment to Loan Agreement dated November 7, 2011 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 8-K current report filing dated November 7, 2011).

10.9	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option Agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).*

10.10	Preformed Line Products Company Chief Executive Officer Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).

10.11	Preformed Line Products Company Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 8-K current report filing dated May1, 2008).*

10.12	Deferred Shares Plan (incorporated by reference to the Company’s 8-K current report filing dated August 21, 2008).*

10.13	Form of Restricted Shares Grant Agreement (incorporated by reference to the Company’s 10-Q filing forthe quarter ended September 30, 2008).*

10.14	Stock and Purchase Agreement, dated October 22, 2009, by and among the Company and Tyco Electronics Group S.A. to acquire the Dulmison business (incorporated by reference to the Company’s 10-K filing for the fiscal year ended December 31, 2009) .

10.15	Stock Purchase Agreement dated May 10, 2011, by and between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr, dated July 29, 2008 (incorporated by reference to the Company’s 8-K current report filing dated May 10, 2011).

10.16	Stock Purchase Agreement dated May 10, 2011, by and between the Company and Bernard L. Karr, Assistant Secretary of the Thomas F. Peterson Foundation (incorporated by reference to the Company’s 8-K current report filing dated May 10, 2011).

10.17	Share Purchase Agreement, dated August 14, 2012 between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr dated July 29, 2008 (incorporated herein by reference to the Company’s Form 8-K filed on August 14, 2012).

10.18	Share Purchase Agreement, dated August 14, 2012 between the Company and the Thomas F. Peterson Foundation (incorporated herein by reference to the Company’s Form 8-K filed on August 14, 2012).

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 8-K current report filing dated August 6, 2007).

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates management contracts or compensatory plan or arrangement.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.