Form 10-Q
period 2013-03-31
PREFORMED LINE PRODUCTS CO
filed 2013-05-03
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding as of May 1, 2013: 5,376,539.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31	December 31
Thousands of dollars, except share and per share data	2013	2012
ASSETS
Cash and cash equivalents	$27,024	$28,120
Accounts receivable, less allowances of $1,865 ($2,039 in 2012)	66,713	61,695
Inventories—net	86,308	86,916
Deferred income taxes	6,091	6,557
Prepaids	6,901	5,652
Prepaid taxes	3,159	2,729
Other current assets	2,987	2,432

TOTAL CURRENT ASSETS	199,183	194,101
Property, plant and equipment—net	96,943	93,326
Patents and other intangibles—net	13,710	14,038
Goodwill	15,570	15,537
Deferred income taxes	6,782	6,069
Other assets	10,569	9,993

TOTAL ASSETS	$342,757	$333,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$97	$217
Current portion of long-term debt	184	251
Trade accounts payable	24,212	21,822
Accrued compensation and amounts withheld from employees	13,684	12,271
Accrued expenses and other liabilities	11,255	11,865
Accrued profit-sharing and other benefits	2,656	5,387
Dividends payable	—	102
Income taxes payable and deferred income taxes	3,617	6,328

TOTAL CURRENT LIABILITIES	55,705	58,243
Long-term debt, less current portion	16,077	9,322
Unfunded pension obligation	12,762	13,184
Income taxes payable, noncurrent	2,420	2,304
Deferred income taxes	4,458	4,485
Other noncurrent liabilities	4,496	4,457
SHAREHOLDERS’ EQUITY
PLPC Shareholders’ equity:
Common shares—$2 par value per share, 15,000,000 shares authorized, 5,376,254 and 5,377,937 issued and outstanding, net of 691,472 and 689,472 treasury shares at par, respectively, at March 31, 2013 and December 31, 2012	10,753	10,756
Common shares issued to rabbi trust, 183,929 and 184,036 shares at March 31, 2013 and December 31, 2012	(6,517)	(6,522)
Deferred compensation liability	6,517	6,522
Paid in capital	16,797	16,355
Retained earnings	232,456	227,622
Accumulated other comprehensive loss	(13,167)	(13,664)

TOTAL SHAREHOLDERS’ EQUITY	246,839	241,069

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$342,757	$333,064

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three month periods ended March 31
	2013	2012
	(Thousands, except per share data)
Net sales	$98,689	$108,846
Cost of products sold	67,390	72,834

GROSS PROFIT	31,299	36,012
Costs and expenses
Selling	9,061	8,896
General and administrative	11,480	12,007
Research and engineering	3,770	3,655
Other operating (income) expense	121	(651)

	24,432	23,907

OPERATING INCOME	6,867	12,105
Other income (expense)
Interest income	116	137
Interest expense	(103)	(196)
Other income	37	145

	50	86

INCOME BEFORE INCOME TAXES	6,917	12,191
Income taxes	1,952	4,058

NET INCOME	$4,965	$8,133

BASIC EARNINGS PER SHARE
Net income	$0.92	$1.52

DILUTED EARNINGS PER SHARE
Net income	$0.91	$1.50

Cash dividends declared per share	$0	$0.20

Weighted-average number of shares outstanding—basic	5,377	5,334

Weighted-average number of shares outstanding—diluted	5,457	5,438

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three month periods ended March 31
	2013	2012
	(Thousands of dollars)
Net income	$4,965	$8,133
Other comprehensive income, net of tax
Foreign currency translation adjustment	420	5,273
Recognized net acturial loss (net of tax provision $47 and
$67 for the three months ended March 31, 2013 and 2012)	77	109

Other comprehensive income, net of tax	497	5,382

Comprehensive income	$5,462	$13,515

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Three month periods ended March 31
	2013	2012
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$4,965	$8,133
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	2,961	2,684
Provision for accounts receivable allowances	95	172
Provision for inventory reserves	165	944
Deferred income taxes	(321)	1,550
Share-based compensation expense	423	498
Other—net	(1)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(5,616)	(3,778)
Inventories	241	(724)
Trade accounts payables and accrued liabilities	206	917
Income taxes payable	(2,786)	(1,644)
Other—net	(1,728)	(549)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,396)	8,194
INVESTING ACTIVITIES
Capital expenditures	(5,883)	(9,442)
Business acquisitions, net of cash acquired	0	(6,176)
Proceeds from the sale of property and equipment	36	3

NET CASH USED IN INVESTING ACTIVITIES	(5,847)	(15,615)
FINANCING ACTIVITIES
Decrease in notes payable to banks	(123)	(607)
Proceeds from the issuance of long-term debt	18,532	24,996
Payments of long-term debt	(11,847)	(19,384)
Earn-out consideration payments	(112)	0
Dividends paid	0	(1,095)
Proceeds from issuance of common shares	20	24
Purchase of common shares for treasury	(134)	(93)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,336	3,841
Effects of exchange rate changes on cash and cash equivalents	(189)	640

Net increase (decrease) in cash and cash equivalents	(1,096)	(2,940)
Cash and cash equivalents at beginning of year	28,120	32,126

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,024	$29,186

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

The Consolidated Balance Sheet at December 31, 2012 has been derived from the audited consolidated financial statements, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K filed on March 15, 2013 with the Securities and Exchange Commission.

NOTE B – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	March 31	December 31
	2013	2012
Finished products	$40,482	$41,474
Work-in-process	8,225	7,940
Raw materials	46,666	46,133

	95,373	95,547
Excess of current cost over LIFO cost	(4,645)	(4,674)
Noncurrent portion of inventory	(4,420)	(3,957)

	$86,308	$86,916

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $27.8 million at March 31, 2013 and $30.2 million at December 31, 2012. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three month period ended March 31, 2013, the net decrease in LIFO inventories resulted in a $30 thousand benefit to Income before income taxes. During the three month period ended March 31, 2012, the net increase in LIFO inventories resulted in a $.2 million charge to Income before income taxes.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment—net

Major classes of property, plant and equipment are stated at cost and were as follows:

	March 31	December 31
	2013	2012
Land and improvements	$13,438	$13,190
Buildings and improvements	60,565	59,505
Machinery and equipment	140,535	138,533
Construction in progress	9,652	7,242

	224,190	218,470
Less accumulated depreciation	127,247	125,144

	$96,943	$93,326

Legal proceedings

From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations, or cash flows.

NOTE C – PENSION PLANS

PLP-USA hourly employees of the Company who meet specific requirements as to age and service are covered by a defined benefit pension plan (“Plan”). On December 12, 2012, the Company approved a freeze on further benefit accruals under the PLP-USA hourly employee pension plan and notified the participants of the freeze on December 19, 2012. Beginning February 1, 2013, participants have ceased earning additional benefits under the Plan and no new participants will enter the plan. The Plan freeze required a valuation of the Plan’s assets and obligations as of December 31, 2012, which resulted in a non-cash curtailment gain of $6.3 million, which was recognized in the Other comprehensive income (loss) during the fourth quarter 2012. The measurement of the Plan’s assets and obligations also resulted in a reduction in the Company’s pension liability of $6.3 million. The Company uses a December 31 measurement date for the Plan. Net periodic benefit cost for this plan included the following components:

	Three month period ended March 31
	2013	2012
Service cost	$37	$299
Interest cost	311	344
Expected return on plan assets	(367)	(298)
Recognized net actuarial loss	124	176

Net periodic benefit cost	$106	$521

During the three month period ended March 31, 2013, $.4 million of contributions were made to the Plan. The Company presently anticipates contributing an additional $2.2 million to fund the Plan in 2013.

NOTE D – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended March 31, 2013
	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at January 1, 2013	$(6,324)	$(7,340)	$(13,664)
Other comprehensive income before reclassifications	0	420	420
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	77	0	77

Net current period other comprehensive income	77	420	497

Balance at March 31, 2013	$(6,247)	$(6,920)	$(13,167)

(a)	This AOCI component is included in the computation of net periodic pension costs. See Note C – Pension Plans for additional information.

NOTE E – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that were outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three month periods ended March 31, 2013 and 2012 was as follows:

	For the three month period ended March 31
	2013	2012
Numerator
Net income	$4,965	$8,133

Denominator
Determination of shares
Weighted-average common shares outstanding	5,377	5,334
Dilutive effect—share-based awards	80	104

Diluted weighted-average common shares outstanding	5,457	5,438

Earnings per common share attributable to PLPC shareholders
Basic	$0.92	$1.52

Diluted	$0.91	$1.50

For the three month periods ended March 31, 2013 and 2012, 0 and 14,500 stock options, respectively, were excluded from the calculation of diluted earnings per shares as they were anti-dilutive because the average market price was lower than the exercise price plus any unearned compensation on unvested options. For the three month periods ended March 31, 2013 and 2012, 2,058 and 1,311 restricted shares, respectively, were excluded from the calculation of diluted earnings per shares as they were anti-dilutive because the average market price was lower than the exercise price plus any unearned compensation on unvested options.

NOTE F – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	March 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,819	$(4,209)	$4,819	$(4,135)
Land use rights	1,299	(128)	1,322	(125)
Trademark	1,686	(574)	1,674	(529)
Customer backlog	578	(578)	578	(578)
Technology	2,959	(420)	2,924	(361)
Customer relationships	10,786	(2,508)	10,728	(2,279)

	$22,127	$(8,417)	$22,045	$(8,007)

Indefinite-lived intangible assets

Goodwill	$15,570		$15,537

The aggregate amortization expense for other intangibles with finite lives for the three month periods ended March 31, 2013 and 2012 was $.4 million for each period. Amortization expense is estimated to be $1.1 million for the remaining period of 2013, $1.4 million for 2014, $1.1 million for 2015, $1 million for 2016 and $.9 million for 2017. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 2.3 years: land use rights, 63.3 years; trademark, 13.1 years: technology, 17.8 years and customer relationships, 14.9 years.

The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. There were no indications of impairment during the three month period ended March 31, 2013. The Company performs its annual impairment test for goodwill utilizing a discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly different. However, the Company believes that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.

The Company’s only intangible asset with an indefinite life is goodwill. The change to goodwill is related to foreign currency translation. The changes in the carrying amount of goodwill, by segment, for the three month period ended March 31, 2013, are as follows:

	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2013	$3,078	$1,819	$10,640	$15,537
Additions	0	0	0	0
Currency translation	0	(61)	94	33

Balance at March 31, 2013	$3,078	$1,758	$10,734	$15,570

NOTE G – SHARE-BASED COMPENSATION

The 1999 Stock Option Plan

The 1999 Stock Option Plan (the “Plan”) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At March 31, 2013 there were no shares remaining to be issued under the Plan. Options issued under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

The Company historically elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option was based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures were estimated to be zero.

Activity in the Company’s 1999 Stock Option Plan for the three month period ended March 31, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	32,150	$40.93
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	0	$0.00

Outstanding (vested and expected to vest) at March 31, 2013	32,150	$40.93	4.1	$934

Exercisable at March 31, 2013	32,150	$40.93	4.1	$934

There were no stock options exercised during the three month periods ended March 31, 2013 or 2012.

For the three month periods ended March 31, 2013 and 2012, the Company recorded compensation expense related to the stock options currently vesting of zero and $11 thousand, respectively.

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

The restricted shares are offered at no cost to the employees; however, the participant must remain employed with the Company until the restrictions on the restricted shares lapse. The fair value of restricted share award is based on the market price of a common share on the grant date. The Company currently estimates that no awards will be forfeited. Dividends declared are accrued in cash.

A summary of the restricted share awards for the three month period ended March 31, 2013 is as follows:

	Restricted Share Awards
	Performance and Service Required	Service Required	Total Restricted Awards	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2013	103,221	11,363	114,584	$48.33
Granted	47,832	5,614	53,446	70.27
Vested	0	0	0	0
Forfeited	0	0	0	0

Nonvested as of March 31, 2013	151,053	16,977	168,030	$55.31

For time-based restricted shares, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statement of Consolidated Income. Compensation expense related to the time-based restricted shares for the three month periods ended March 31, 2013 and 2012 was $.1 million for each period. As of March 31, 2013, there was $.6 million of total unrecognized compensation cost related to time-based restricted share awards that is expected to be recognized over the weighted-average remaining period of approximately 2.2 years.

For the performance-based awards, the number of restricted shares in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and sales growth over a requisite performance period. Depending on the extent to which the performance criterions are probable of being satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the three month periods ended March 31, 2013 and 2012 was $.5 million for each period. As of March 31, 2013, the remaining performance-based restricted share awards compensation expense of $5.5 million is expected to be recognized over a period of approximately 2.2 years.

The excess tax benefits from service and performance-based awards for the three month periods ended March 31, 2013 and 2012 were $0 for each period.

In the event of a Change in Control (as defined in the LTIP), vesting of the restricted shares will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a maximum potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.

To satisfy the vesting of its restricted share awards, the Company has reserved new shares from its authorized but unissued shares. Any additional granted awards will also be issued from the Company’s authorized but unissued shares. Under the LTIP, there are 429,873 common shares currently available for additional restricted share grants.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer LTIP restricted shares for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of March 31, 2013, 183,929 shares have been deferred and are being held by the rabbi trust.

Share Option Awards

The LTIP plan permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At March 31, 2013 there were 57,000 shares remaining available for issuance under the LTIP. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

The Company has historically elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.

There were no options granted for the three month periods ended March 31, 2013 and 2012.

Activity in the Company’s LTIP plan for the three month period ended March 31, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	33,750	$50.21
Granted	0	0
Exercised	0	0
Forfeited	0	0

Outstanding (vested and expected to vest) at March 31, 2013	33,750	$50.21	8.6	$667

Exercisable at March 31, 2013	17,375	$46.00	8.1	$416

There were no stock options exercised during the three month periods ended March 31, 2013 and 2012.

For the three month periods ended March 31, 2013 and 2012, the Company recorded compensation expense related to the stock options currently vesting of $45 thousand and $.1 million, respectively. The total compensation cost related to nonvested awards not yet recognized at March 31, 2013 is expected to be a combined total of $.2 million over a weighted-average period of approximately 1.8 years.

NOTE H – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At March 31, 2013, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the three month period ended March 31, 2013. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt approximates its carrying value as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$16,261	$16,261	$9,573	$9,573

As a result of being a global company, the Company’s earnings, cash flows and financial position are exposed to foreign currency risk. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency risks. The Company accounts for derivative instruments and hedging activities as either assets or liabilities in the Consolidated Balance Sheet and carries these instruments at fair value. Foreign currency derivative instruments outstanding are not designated as hedges for accounting purposes. The gains and losses related to mark-to-market adjustments are recognized as Other operating (income) expense on the Statement of Consolidated Income during the period in which the derivative instruments were outstanding. At March 31, 2013, the Company had no derivative instruments outstanding. The Company does not enter into any trading or speculative positions with regard to derivative instruments.

As part of the January 31, 2012 Purchase Agreement to acquire Australian Electricity Systems PTY Ltd (AES), the Company recorded an additional earn-out consideration payment of $1.2 million US dollars. This amount represented the fair value of the earn-out consideration based on AES achieving a financial performance target over the twelve months ended June 30, 2012. The Company finalized the AES contingent consideration arrangement to $.4 million in 2012 which was paid to the former owner in April 2013.

Also, the Company acquired all the assets of Forma Line Industries CC on March 1, 2012 located in South Africa. As part of the Purchase Agreement for this acquisition, the Company entered into a one-year earn-out contingent consideration arrangement that ended on March 1, 2013. The fair value of this contingent consideration arrangement was $.1 million and was paid in March 2013.

NOTE I – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same period. For other amounts, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this guidance in the first quarter of 2013. As these amendments relate to presentation only, the provisions of ASU 2012-04 did not have an effect on the Company’s results of operations, financial condition, and cash flows.

NOTE J – NEW ACCOUNTING STANDARDS TO BE ADOPTED

In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for the Company for fiscal years beginning after December 15, 2013; however, early adoption is permitted. The Company does not expect adoption of this ASU to impact its consolidated financial statements.

NOTE K – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three month periods ended March 31, 2013 and 2012. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three month period ended March 31
	2013	2012
Net sales
PLP-USA	$39,423	$41,162
The Americas	19,417	23,902
EMEA	13,889	13,878
Asia-Pacific	25,960	29,904

Total net sales	$98,689	$108,846

Intersegment sales
PLP-USA	$2,718	$2,891
The Americas	1,934	2,208
EMEA	811	932
Asia-Pacific	2,707	2,927

Total intersegment sales	$8,170	$8,958

Income taxes
PLP-USA	$1,458	$2,636
The Americas	241	901
EMEA	459	427
Asia-Pacific	(206)	94

Total income taxes	$1,952	$4,058

Net income
PLP-USA	$3,386	$4,233
The Americas	679	2,094
EMEA	1,376	1,620
Asia-Pacific	(476)	186

Total net income	$4,965	$8,133

	March 31	December 31
	2013	2012
Assets
PLP-USA	$90,340	$88,027
The Americas	68,430	74,600
EMEA	50,462	50,977
Asia-Pacific	133,208	135,068

	342,440	348,672
Corporate assets	317	316

Total assets	$342,757	$348,988

NOTE L – INCOME TAXES

The Company’s effective tax rate was 28% and 33% for the three month periods ended March 31, 2013 and 2012, respectively. The lower effective tax rate for the three month period ended March 31, 2013 compared to the U.S. federal statutory tax rate of 35% is primarily due to earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate and the effect of the American Taxpayer Relief Act of 2012 (the “Act”), signed into law on January 2, 2013. The Act retroactively restored business tax provisions, primarily the research and experimentation credit and the Subpart F controlled foreign corporation look-through exception. The lower effective tax rate for the three month period ended March 31, 2013 compared with the same period for 2012 was primarily related to favorable discrete items recognized in the quarter related to these provisions of the Act.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. No significant changes to the valuation allowance were reflected for the period ended March 31, 2013.

As of March 31, 2013, the Company had gross unrecognized tax benefits of approximately $1.4 million and there were no significant changes during the period ended March 31, 2013. Under the Provisions of ASC 740, Accounting for Income Taxes, the Company may decrease its unrecognized tax benefits by $.2 million within the next twelve months due to expiration of statutes of limitations.

NOTE M – PRODUCT WARRANTY RESERVE

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

The following is a rollforward of the product warranty reserve:

	Three Months Ended March 31,
	2013	2012
Balance at the beginning of period	$1,229	$824
Additions charged to income	0	422
Warranty usage	(157)	(182)
Currency translation	10	40

End of period balance	$1,082	$1,104

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We report our segments in four geographic regions: PLP-USA (including Corporate), The Americas (includes operations in North and South America without PLP-USA), EMEA (Europe, Middle East & Africa) and Asia-Pacific in accordance with accounting standards codified in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, Segment Reporting. Each segment distributes a full range of our primary products. Our PLP-USA segment is comprised of our U.S. operations manufacturing our traditional products primarily supporting our domestic energy and telecommunications products. Our other three segments, The Americas, EMEA and Asia-Pacific, support our energy, telecommunications, data communication, and solar products in each respective geographical region.

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

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weaken against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into less dollars. On average, foreign currencies weakened against the U.S. dollar in the first quarter of 2013. The fluctuations of foreign currencies during the three month period ended March 31, 2013 had an unfavorable impact on net sales of $2.1 million as compared to 2012. The most significant currencies that contributed to this movement were the South African rand, the Brazilian real and the Australian dollar. On a reportable segment basis, the unfavorable impact of foreign currency on net sales and net income for the three month period ended March 31, 2013, was as follows:

	Foreign Currency Impact
	Three month period ended March 31, 2013
Thousands of dollars	Net Sales	Net Income
The Americas	$(1,371)	$(51)
EMEA	(586)	(128)
Asia-Pacific	(150)	(8)

Total	$(2,107)	$(187)

The following table sets forth a summary of the Company’s Consolidated Income Statements and the percentage of net sales for the three month periods ended March 31, 2013 and 2012. The Company’s past operating results are not necessarily indicative of future operating results.

	Three month period ended March 31
						%
Thousands of dollars	2013		2012		Change	Change
Net sales	$98,689	100.0%	$108,846	100.0%	$(10,157)	(9)%
Cost of products sold	67,390	68.3	72,834	66.9	(5,444)	(7)

GROSS PROFIT	31,299	31.7	36,012	33.1	(4,713)	(13)
Costs and expenses	24,432	24.8	23,907	22.0	525	2

OPERATING INCOME	6,867	7.0	12,105	11.1	(5,238)	(43)
Other income (expense)	50	0.1	86	0.1	(36)	(42)

INCOME BEFORE INCOME TAXES	6,917	7.0	12,191	11.2	(5,274)	(43)
Income taxes	1,952	2.0	4,058	3.7	(2,106)	(52)

NET INCOME	$4,965	5.0%	$8,133	7.5%	$(3,168)	(39)%

For the three month period ended March 31, 2013, net sales of $98.7 million decreased $10.2 million, or 9%, compared to 2012. Excluding the effect of currency translation, net sales decreased 7%. As a percentage of sales, gross profit decreased from 33.1% of net sales to 31.7% of net sales. Excluding the effect of currency translation, gross profit decreased $4.1 million, or 11%, compared to 2012. Costs and expenses of $24.2 million increased $.5 million, or 2%, compared to 2012. Excluding the effect of currency translation, costs and expenses increased $.9 million, or 4%, compared to 2012. Operating income for the three month period ended March 31, 2013 was $6.9 million, a decrease of $5.2 million compared to 2012. Excluding the unfavorable effect of currency translation and as a result of the preceding factors, operating income decreased $5 million compared to 2012. Net income for the three month period ended March 31, 2013 of $5 million decreased $3.2 million compared to 2012. Excluding the effect of currency translation, net income decreased $3 million.

The global financial and economic conditions continue to be volatile but our financial condition continues to remain strong despite the continued uncertainties caused by the Eurozone crisis and reduced growth in areas of the Asia-Pacific segment. Despite the current global economy, we believe our business fundamentals are sound and strategically well-positioned as we remain focused on managing costs, increasing sales volumes and delivering value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 7% and can borrow needed funds at an attractive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2013 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2012

Net sales. For the three month period ended March 31, 2013, net sales were $98.7 million, a decrease of $10.2 million, or 9%, from the three month period ended March 31, 2012. Excluding the effect of currency translation, net sales decreased 7% as summarized in the following table:

	Three month period ended March 31
thousands of dollars	2013	2012	Change	Change due to currency translation	Change excluding currency translation	% change
Net sales
PLP-USA	$39,423	$41,162	$(1,739)	$0	$(1,739)	(4)%
The Americas	19,417	23,902	(4,485)	(1,371)	(3,114)	(13)
EMEA	13,889	13,878	11	(586)	597	4
Asia-Pacific	25,960	29,904	(3,944)	(150)	(3,794)	(13)

Consolidated	$98,689	$108,846	$(10,157)	$(2,107)	$(8,050)	(7)%

The decrease in PLP-USA net sales of $1.7 million, or 4%, was primarily due to price/mix decreases of $.9 million and a volume decrease of $.8 million. International net sales for the three month period ended March 31, 2013 were unfavorably affected by $2.1 million when local currencies were converted to U.S. dollars. The following discussions of changes in net sales exclude the effect of currency translation. The Americas net sales of $19.4 million decreased $3.1 million, or 13%, primarily related to lower energy and transmission sales volume of $1.3 million coupled with a decrease in solar sales of $1.8 million. In The Americas, each of our business operations, excluding our solar location for the three month period ended March 31, 2012 had first quarter record quarterly net sales. EMEA net sales of $13.9 million increased $.6 million primarily due to a $.4 million increase in sales volume coupled with $.2 million from an acquisition on March 1, 2012. In Asia-Pacific, net sales of $26 million decreased $3.8 million, or 13% compared to 2012. The decrease in net sales was primarily related to lower organic net sales of $3.1 million partially due to government deferrals of constructing transmission lines in the region coupled with a $.7 million decrease in acquisition-related net sales in the region.

Gross profit. Gross profit of $31.3 million for the three month period ended March 31, 2013 decreased $4.7 million, or 13%, compared to the three month period ended March 31, 2012. Excluding the effect of currency translation, gross profit decreased 11% as summarized in the following table:

	Three month period ended March 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2013	2012	Change	translation	translation	change
Gross profit
PLP-USA	$14,229	$15,397	$(1,168)	$0	$(1,168)	(8)%
The Americas	4,902	7,451	(2,549)	(310)	(2,239)	(30)
EMEA	5,020	4,859	161	(252)	413	8
Asia-Pacific	7,148	8,305	(1,157)	(27)	(1,130)	(14)

Consolidated	$31,299	$36,012	$(4,713)	$(589)	$(4,124)	(11)%

PLP-USA gross profit of $14.2 million decreased $1.2 million compared to 2012. As a percentage of net sales, gross profit decreased from 37.4% of net sales in 2012 to 36.1% of net sales in 2013. Of PLP-USA’s $1.2 million gross profit decrease, $.6 million was due to lower net sales coupled with lower product margins of $1 million partially offset by $.4 million due to lower pension expense. International gross profit for the three month period ended March 31, 2013 was unfavorably impacted by $.6 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit decrease of $2.2 million was primarily the result of $.9 million from lower net sales, higher material costs of $.8 million and higher production costs of $.5 million. The EMEA gross profit increased $.4 million as a result of $.4 million from higher net sales as material and production margins remained relatively unchanged. Asia-Pacific gross profit of $7.1 million decreased $1.1 million due to $1.2 million from lower net sales coupled with $.1 million from higher material costs partially offset by lower production costs of $.2 million

Costs and expenses. Costs and expenses of $24.4 million for the three month period ended March 31, 2013 increased $.5 million, or 2%, compared to 2012. Excluding the effect of currency translation, costs and expenses increased 4% as summarized in the following table:

	Three month period ended March 31
thousands of dollars	2013	2012	Change	Change due to currency translation	Change excluding currency translation	% change
Costs and expenses
PLP-USA	$9,340	$8,468	$872	$0	$872	10%
The Americas	4,029	4,502	(473)	(237)	(236)	(5)
EMEA	3,222	2,883	339	(89)	428	15
Asia-Pacific	7,841	8,054	(213)	(16)	(197)	(2)

Consolidated	$24,432	$23,907	$525	$(342)	$867	4%

PLP-USA costs and expenses increased $.9 million primarily due to lower net foreign currency exchange gains of $.6 million related to intercompany receivables and loans, higher employee related costs of $.2 million and higher professional fees, advertising, and lower intercompany income of $.1 million each. Offsetting PLP-USA’s increases in costs and expenses were lower consulting expenses of $.2 million and a reduction in travel expenses. International costs and expenses for the three month period ended March 31, 2013 were favorably impacted by $.3 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses exclude the effect of currency translation. The Americas costs and expenses of $4 million decreased $.2 million due to lower overall personal related costs in the region, lower intercompany related expenses of $.1 million and $.4 million of a realized VAT government refund at our Brazil operation partially offset by higher net foreign currency exchange losses of $.2 million, an increase in commissions of $.1 million, and an increase of $.2 million due to our investments in PLP-Argentina which began in June 2012. EMEA costs and expenses of $3.2 million increased $.4 million compared to 2012 due primarily to lower net foreign currency exchange gains of $.2 million coupled with $.2 million of higher intercompany related expenses of $.2 million. Asia-Pacific costs and expenses of $7.8 million decreased $.2 million primarily due to lower intercompany related expenses of $.2 million, lower net foreign currency exchange losses of $.1 million and lower bad debt expense of $.2 million partially offset by higher employee related costs, new product development costs, an increase in costs and expenses due to the AES acquisition on January 31, 2012 and higher travel expenses.

Other income. Other income for the three month period ended March 31, 2013 of $.1 million remained relatively unchanged compared to 2012.

Income taxes. Income taxes for the three month period ended March 31, 2013 of $2 million was $2.1 million lower than the same period in 2012. The effective tax rate for the three month period ended March 31, 2013 was 28% compared to 33% for the same period in 2012. The effective tax rate for the three month period ended March 31, 2013 is lower than the U.S. federal statutory rate of 35% primarily due to earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate and the effect of the American Taxpayer Relief Act of 2012 (the “Act”), signed into law on January 2, 2013. The Act retroactively restored business tax provisions, primarily the research and experimentation credit and the Subpart F controlled foreign corporation look-through exception. The lower effective tax rate for the three month period ending March 31, 2013 compared with the same period for 2012 was primarily related to favorable discrete items recognized in the quarter related to these provisions of Act.

Net income. As a result of the preceding items, net income for the three month period ended March 31, 2013 was $5 million, compared to $8.1 million for the three month period ended March 31, 2012. Excluding the effect of currency translation, net income decreased $3 million as summarized in the following table:

	Three month period ended March 31
thousands of dollars	2013	2012	Change	Change due to currency translation	Change excluding currency translation	% change
Net income
PLP-USA	$3,386	$4,233	$(847)	$0	$(847)	(20)%
The Americas	679	2,094	(1,415)	(51)	(1,364)	(65)
EMEA	1,376	1,620	(244)	(128)	(116)	(7)
Asia-Pacific	(476)	186	(662)	(8)	(654)	(352)

Consolidated	$4,965	$8,133	$(3,168)	$(187)	$(2,981)	(37)%

PLP-USA net income decreased $.8 million due to a $2 million decrease in operating income partially offset by a decrease in income taxes of $1.2 million. International net income for the three month period ended March 31, 2013 was unfavorably affected by $.2 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income decreased $1.4 million as a result of a $2 million decrease in operating income partially offset by a decrease in income taxes of $.6 million. EMEA net income decreased $.1 million due to relatively no changes to operating income and other income (expenses) and a $.1 million increase in income taxes. Asia-Pacific net income decreased $.7 million due to a decrease in operating income of $.9 million primarily offset by lower income taxes.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2012 and are, therefore, not presented herein.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In 2013, we used cash of $5.9 million for capital expenditures. We ended the first quarter of 2013 with $27 million of cash and cash equivalents. We believe we have adequate sources of liquidity including additional borrowing capacity of $74 million and that we have the ability to generate cash to meet existing or reasonably likely future cash requirements. Our cash and cash equivalents are held in various locations throughout the world. At March 31, 2013, the majority of our cash and cash equivalents are held outside the U.S. We expect accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Our financial position remains strong and our current ratio at March 31, 2013 and December 31, 2012 was 3.6 to 1 and 3.3 to 1, respectively. At March 31, 2013, our unused availability under our line of credit was $74 million and our bank debt to equity percentage was 7%. On May 24, 2012, we amended our credit facility to increase the amount to $90 million, and extended the term to January 2015. All other terms, including the carrying interest at LIBOR plus 1.125%, remain the same. The line of credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At March 31, 2013 and December 31, 2012, we were in compliance with these covenants.

We expect that our major source of funding for 2013 and beyond will be our operating cash flows, our existing cash and cash equivalents as well as our line of credit agreement. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our borrowing capacity provides substantial financial resources if needed to supplement funding of capital expenditures and/or acquisitions. We do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

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

Sources and Uses of Cash

Cash decreased $1.1 million for the three month period ended March 31, 2013. Net cash used in operating activities was $1.4 million. The major investing and financing uses of cash were capital expenditures of $5.9 million, an earn-out consideration payment of $.1 million, offset by net borrowings of $6.7 million.

Net cash provided by operating activities for the three month period ended March 31, 2013 decreased $9.6 million compared to the three month period ended March 31, 2012 primarily as a result of a decrease in net income of $3.2 million, an increase in operating assets (net of operating liabilities) of $3.9 million, and a decrease in non-cash items of $2.5 million.

Net cash used in investing activities for the three month period ended March 31, 2013 of $5.8 million represents a decrease of $9.8 million when compared to cash used in investing activities in the three month period ended March 31, 2012. The decrease was primarily related to business acquisitions payments of $6.2 million in 2012 and capital expenditure decreases of $3.6 million in the three month period ended March 31, 2013 when compared to the same period in 2012. In January 2012, we purchased Australian Electricity Systems PTY Ltd for $5.3 million, net of cash received and working capital adjustments. In March 2012, we purchased all of the assets of Forma Line Industries CC in South Africa for $.8 million, net of cash received and working capital adjustments. Capital expenditures were due mostly to investments in PLP-USA of $3.8 million coupled with purchase of a building and machinery at our EMEA segment and information technology system implementation and machinery and equipment in our Asia-Pacific segment.

Cash provided by financing activities for the three month period ended March 31, 2013 was $6.3 million compared to $3.8 million for the three month period ended March 31, 2012. The increase of $2.5 million was primarily a result of an increase in debt borrowings in 2013 compared to 2012 of $1.6 million partially offset by lower dividends paid of $1.1 million. In December 2012, we advanced our first and second quarter expected dividend payments (which would have been payable in January and April 2013) due to the uncertainty of the U.S. tax laws.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same period. For other amounts, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance in the first quarter of 2013. As these amendments relate to presentation only, the provisions of ASU 2012-04 did not have an effect on our results of operations, financial condition, and cash flows.

NEW ACCOUNTING STANDARDS TO BE ADOPTED

In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for the Company for fiscal years beginning after December 15, 2013; however, early adoption is permitted. We do not expect adoption of this ASU to impact its consolidated financial statements.

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

•	The continued support by Federal, State, Local and Foreign Governments in incentive programs for upgrading electric transmission lines and promoting renewable energy deployment;

•	Decrease in infrastructure spending globally as a result of worldwide depressed spending; and

•	Those factors described under the heading “Risk Factors” on page 13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2013, the Company had no foreign currency forward exchange contract outstanding. The Company does not hold derivatives for trading purposes.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $16.4 million at March 31, 2013. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.1 million for the three month period ended March 31, 2013.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $4 million and on income before tax of less than $.2 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2013 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 15, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 4, 2010, the Company announced that the Board of Directors authorized a plan to repurchase up to 250,000 of Preformed Line Products common shares. The repurchase plan does not have an expiration date. The following table includes repurchases for the three month period ended March 31, 2013.

Company Purchases of Equity Securities

Period (2013)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January	0	0	124,161	125,839
February	2,000	$67.48	126,161	123,839
March	0	0	126,161	123,839

Total	0

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2013	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 3, 2013	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer and Vice President—Finance
(Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.