Form 10-Q
period 2013-06-30
PREFORMED LINE PRODUCTS CO
filed 2013-08-09
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding as of August 8, 2013: 5,360,879.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30	December 31
Thousands of dollars, except share and per share data	2013	2012

ASSETS
Cash and cash equivalents	$31,198	$28,120
Accounts receivable, less allowances of $1,944 ($2,039 in 2012)	67,089	61,695
Inventories—net	78,692	86,916
Deferred income taxes	5,884	6,557
Prepaids	6,169	5,652
Prepaid taxes	3,146	2,729
Other current assets	3,561	2,432

TOTAL CURRENT ASSETS	195,739	194,101
Property, plant and equipment—net	95,718	93,326
Patents and other intangibles—net	12,447	14,038
Goodwill	14,608	15,537
Deferred income taxes	6,624	6,069
Other assets	9,885	9,993

TOTAL ASSETS	$335,021	$333,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$0	$217
Current portion of long-term debt	267	251
Trade accounts payable	26,246	21,822
Accrued compensation and amounts withheld from employees	14,295	12,271
Accrued expenses and other liabilities	10,206	11,865
Accrued profit-sharing and other benefits	3,599	5,387
Dividends payable	1,106	102
Income taxes payable and deferred income taxes	912	6,328

TOTAL CURRENT LIABILITIES	56,631	58,243
Long-term debt, less current portion	12,444	9,322
Unfunded pension obligation	12,263	13,184
Income taxes payable, noncurrent	2,355	2,304
Deferred income taxes	3,980	4,485
Other noncurrent liabilities	4,553	4,457
SHAREHOLDERS’ EQUITY
PLPC Shareholders’ equity:
Common shares—$2 par value per share, 15,000,000 shares authorized, 5,360,879 and
5,377,937 issued and outstanding, net of 727,579 and 689,472 treasury shares at par, respectively, at June 30, 2013 and December 31, 2012	10,722	10,756
Common shares issued to rabbi trust, 184,511 and 184,036 shares at June 30, 2013 and December 31, 2012	(6,557)	(6,522)
Deferred compensation liability	6,557	6,522
Paid in capital	18,672	16,355
Retained earnings	235,052	227,622
Accumulated other comprehensive loss	(21,651)	(13,664)

TOTAL SHAREHOLDERS’ EQUITY	242,795	241,069

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$335,021	$333,064

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three month periods ended June 30		Six month periods ended June 30
	2013	2012	2013	2012
	(Thousands, except per share data)
Net sales	$111,716	$111,940	$210,405	$220,786
Cost of products sold	74,167	74,974	141,557	147,808

GROSS PROFIT	37,549	36,966	68,848	72,978
Costs and expenses
Selling	9,291	9,506	18,352	18,402
General and administrative	12,127	12,149	23,607	24,156
Research and engineering	3,571	3,747	7,341	7,402
Other operating expense	2,071	1,890	2,192	1,239

	27,060	27,292	51,492	51,199

OPERATING INCOME	10,489	9,674	17,356	21,779
Other income (expense)
Interest income	134	179	250	316
Interest expense	(105)	(149)	(208)	(345)
Other income	162	209	199	354

	191	239	241	325

INCOME BEFORE INCOME TAXES	10,680	9,913	17,597	22,104
Income taxes	4,294	3,317	6,246	7,375

NET INCOME	$6,386	$6,596	$11,351	$14,729

BASIC EARNINGS PER SHARE
Net income	$1.19	$1.24	$2.11	$2.76

DILUTED EARNINGS PER SHARE
Net income	$1.17	$1.21	$2.08	$2.71

Cash dividends declared per share	$0.20	$0.20	$0.20	$0.40

Weighted-average number of shares outstanding—basic	5,368	5,332	5,372	5,333

Weighted-average number of shares outstanding—diluted	5,450	5,441	5,450	5,440

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three month periods ended June 30		Six month periods ended June 30
	2013	2012	2013	2012
	(Thousands of dollars)
Net income	$6,386	$6,596	$11,351	$14,729
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(8,560)	(7,159)	(8,140)	(1,886)
Recognized net acturial loss (net of tax provision $46 and $75 for the three months ended June 30, 2013 and 2012, and net of tax provision $93 and $142 for the six months ended June 30, 2013 and 2012)	76	124	153	233

Other comprehensive income (loss), net of tax	(8,484)	(7,035)	(7,987)	(1,653)

Comprehensive income (loss)	$(2,098)	$(439)	$3,364	$13,076

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Six month periods ended June 30
	2013	2012
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$11,351	$14,729
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	6,084	5,423
Provision for accounts receivable allowances	380	652
Provision for inventory reserves	482	1,155
Deferred income taxes	(480)	(642)
Share-based compensation expense	1,310	1,334
Excess tax benefits from share-based awards	(155)	0
Loss (gain) on sale of property and equipment	18	(135)
Other—net	(7)	(14)
Changes in operating assets and liabilities:
Accounts receivable	(9,477)	(4,998)
Inventories	4,945	(2,037)
Trade accounts payables and accrued liabilities	4,577	8,604
Income taxes payable	(4,510)	(535)
Other—net	(2,112)	(1,089)

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,406	22,447
INVESTING ACTIVITIES
Capital expenditures	(10,789)	(12,893)
Business acquisitions, net of cash acquired	0	(5,173)
Proceeds from the sale of property and equipment	47	1,902

NET CASH USED IN INVESTING ACTIVITIES	(10,742)	(16,164)
FINANCING ACTIVITIES
Decrease in notes payable to banks	(218)	(1,754)
Proceeds from the issuance of long-term debt	33,643	37,642
Payments of long-term debt	(30,417)	(40,296)
Dividends paid	(98)	(2,200)
Excess tax benefits from share-based awards	155	0
Earn-out consideration payment	(538)	(1,148)
Proceeds from issuance of common shares	895	145
Purchase of common shares for treasury	(2,892)	(195)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	530	(7,806)
Effects of exchange rate changes on cash and cash equivalents	884	(205)

Net increase (decrease) in cash and cash equivalents	3,078	(1,728)
Cash and cash equivalents at beginning of year	28,120	32,126

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,198	$30,398

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

NOTE B – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	June 30	December 31
	2013	2012
Finished products	$37,419	$41,474
Work-in-process	7,453	7,940
Raw materials	42,574	46,133

	87,446	95,547
Excess of current cost over LIFO cost	(4,880)	(4,674)
Noncurrent portion of inventory	(3,874)	(3,957)

	$78,692	$86,916

Cost of inventories for certain materials are determined using the last-in-first-out (LIFO) method and totaled approximately $25.9 million at June 30, 2013 and $30.2 million at December 31, 2012. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three and six month periods ended June 30, 2013, the net change in LIFO inventories resulted in a $.2 million and a $.2 million charge to Income before income taxes, respectively. During the three and six month periods ended June 30, 2012, the net change in LIFO inventories resulted in a $.2 million benefit and a $2 thousand charge to Income before income taxes, respectively.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment—net

Major classes of Property, plant and equipment, net are stated at cost and were as follows:

	June 30	December 31
	2013	2012
Land and improvements	$12,811	$13,190
Buildings and improvements	59,458	59,505
Machinery and equipment	139,225	138,533
Construction in progress	11,294	7,242

	222,788	218,470
Less accumulated depreciation	127,070	125,144

	$95,718	$93,326

Legal proceedings

From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations, or cash flows.

NOTE C – PENSION PLANS

PLP-USA hourly employees of the Company who meet specific requirements as to age and service are covered by a defined benefit pension plan (“Plan”). On December 12, 2012, the Company approved a freeze on further benefit accruals under the PLP-USA hourly employee pension plan and notified the participants of the freeze on December 19, 2012. Beginning February 1, 2013, participants have ceased earning additional benefits under the Plan and no new participants will enter the Plan. The Plan freeze required a valuation of the Plan’s assets and obligations as of December 31, 2012, which resulted in a non-cash curtailment gain of $6.3 million, which was recognized in the Other comprehensive income (loss) during the fourth quarter 2012. The measurement of the Plan’s assets and obligations also resulted in a reduction in the Company’s pension liability of $6.3 million. The Company uses a December 31 measurement date for the Plan. Net periodic benefit cost for the Plan included the following components:

	Three month period ended June 30		Six month period ended June 30
	2013	2012	2013	2012
Service cost	$74	$351	$111	$650
Interest cost	314	361	626	705
Expected return on plan assets	(351)	(295)	(718)	(593)
Recognized net actuarial loss	123	199	247	375

Net periodic benefit cost	$159	$616	$265	$1,137

During the six month period ended June 30, 2013, $.9 million of contributions were made to the Plan. The Company presently anticipates contributing an additional $.5 million to fund the Plan in 2013.

NOTE D – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Month Period Ended June 30, 2013
	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at April 1, 2013	$(6,247)	$(6,920)	$(13,167)
Other comprehensive income before reclassifications	0	(8,560)	(8,560)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	76	0	76

Net current period other comprehensive income	76	(8,560)	(8,484)

Balance at June 30, 2013	$(6,171)	$(15,480)	$(21,651)

	Six Month Period Ended June 30, 2013
	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at January 1, 2013	$(6,324)	$(7,340)	$(13,664)
Other comprehensive income before reclassifications	0	(8,140)	(8,140)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	153	0	153

Net current period other comprehensive income	153	(8,140)	(7,987)

Balance at June 30, 2013	$(6,171)	$(15,480)	$(21,651)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE E – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and six month periods ended June 30, 2013 and 2012 were as follows:

	Three Month Period Ended June 30		Six Month Period Ended June 30
	2013	2012	2013	2012
Net income	$6,386	$6,596	$11,351	$14,729

Denominator
Determination of shares
Weighted-average common shares outstanding	5,368	5,332	5,372	5,333
Dilutive effect—share-based awards	82	109	78	107

Diluted weighted-average common shares outstanding	5,450	5,441	5,450	5,440

Earnings per common share attributable to PLPC shareholders
Basic	$1.19	$1.24	$2.11	$2.76

Diluted	$1.17	$1.21	$2.08	$2.71

For the three and six month period ended June 30, 2013, no stock options were excluded from the calculation of diluted earnings as they were not antidilutive. For the three and six month period ended June 30, 2012, 25,750 and 22,750 stock options, respectively, were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price plus any unearned compensation on unvested options, and as such they are anti-dilutive.

For the three and six month periods ended June 30, 2013, 5,614 and 3,846 restricted shares, respectively, were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price plus any unearned compensation on unvested options, and as such they are anti-dilutive. For the three and six month periods ended June 30, 2012, 4,588 and 0 restricted shares, respectively, were excluded from the calculation of diluted earnings per shares for both periods due to anti-dilutive effects.

NOTE F – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	June 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,821	$(4,285)	$4,819	$(4,135)
Land use rights	1,291	(134)	1,322	(125)
Trademark	1,578	(598)	1,674	(529)
Customer backlog	578	(578)	578	(578)
Technology	2,723	(454)	2,924	(361)
Customer relationships	10,195	(2,690)	10,728	(2,279)

	$21,186	$(8,739)	$22,045	$(8,007)

Indefinite-lived intangible assets

Goodwill	$14,608		$15,537

The aggregate amortization expense for other intangibles with finite lives for the three and six month periods ended June 30, 2013 was $.4 million and $.7 million, respectively. The aggregate amortization expense for other intangibles with finite lives for the three and six month periods ended June 30, 2012 was $.4 million and $.8 million, respectively. Amortization expense is estimated to be $.7 million for the remainder of 2013, $1.3 million for 2014, $1.1 million for 2015, $.9 million for 2016 and $.9 million for 2017. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 2.1 years; land use rights, 62.9 years; trademark, 12.8 years; technology, 17.5 years and customer relationships, 14.6 years.

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

The Company’s only intangible asset with an indefinite life is goodwill. The change to goodwill is related to foreign currency translation. The changes in the carrying amount of goodwill, by segment, for the six month period ended June 30, 2013, are as follows:

	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2013	$3,078	$1,819	$10,640	$15,537
Currency translation	0	(140)	(789)	(929)

Balance at June 30, 2013	$3,078	$1,679	$9,851	$14,608

NOTE G– SHARE-BASED COMPENSATION

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

Activity in the Company’s 1999 Stock Option Plan for the six month period ended June 30, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	32,150	$40.93
Granted	0	$0.00
Exercised	(10,900)	$41.50
Forfeited	0	$0.00

Outstanding (vested and expected to vest) at June 30, 2013	21,250	$40.63	3.8	$546

Exercisable at June 30, 2013	21,250	$40.63	3.8	$546

There were 10,900 and 400 stock options exercised during the six month periods ended June 30, 2013 and 2012, respectively. The total intrinsic value of stock options exercised during the six month periods ended June 30, 2013 and 2012 was $.3 million and $7 thousand, respectively. Cash received for the exercise of stock options during the six month periods ended June 30, 2013 and 2012 was $.5 million and $16 thousand, respectively. Excess tax benefits from share-based awards for the six month periods ended June 30, 2013 and 2012 was $.1 million and $1 thousand, respectively.

For the three and six month periods ended June 30, 2013, the Company recorded no compensation expense related to the stock options currently vesting.

Long Term Incentive Plan of 2008

Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers, and directors are eligible to receive awards of options and restricted shares. The purpose of this LTIP is to give the Company and its subsidiaries a competitive advantage in attracting, retaining, and motivating officers, employees, and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. As of June 30, 2013, the total number of common shares reserved for awards under the LTIP is 900,000. Of the 900,000 common shares, 800,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options. The LTIP expires on April 17, 2018.

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

A summary of the restricted share awards under the LTIP for the six month period ended June 30, 2013 is as follows:

	Restricted Share Awards
	Performance Required	Service Required	Total Restricted Awards	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2013	103,221	11,363	114,584	$48.33
Granted	47,832	5,614	53,446	70.27
Vested	0	0	0	0
Forfeited	0	0	0	0

Nonvested as of June 30, 2013	151,053	16,977	168,030	$55.31

For time-based restricted shares, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statement of Consolidated Income. Compensation expense related to the time-based restricted shares for the three and six month periods ended June 30, 2013 was $.1 million for both periods. Compensation expense related to the time-based restricted shares for the three and six month periods ended June 30, 2012 was $.1 million for both periods. As of June 30, 2013, there was $.5 million of total unrecognized compensation cost related to time-based restricted share awards that is expected to be recognized over the weighted-average remaining period of approximately 2 years.

For the performance-based awards, the number of restricted shares that will vest depends on the Company’s level of performance measured by growth in pretax income and sales growth over a requisite performance period. Depending on the extent to which the performance criterions are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the three and six month periods ended June 30, 2013 was $.8 million and $1.3 million, respectively. Performance-based compensation expense for the three and six month periods ended June 30, 2012 was $.7 million and $1.2 million, respectively. As of June 30, 2013, the remaining performance-based restricted share awards compensation expense of $4.7 million is expected to be recognized over a period of approximately 2 years.

The excess tax benefits from restricted share awards for the six month periods ended June 30, 2013 and 2012 was $0 for each period.

In the event of a Change in Control, vesting of the restricted shares will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a maximum potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.

To satisfy the vesting of its restricted share awards, the Company has reserved new shares from its authorized but unissued shares. Any additional awards granted will also be issued from the Company’s authorized but unissued shares. As of June 30, 2013, under the LTIP there were 429,837 common shares available for additional restricted share grants.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in shares of common stock of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer LTIP restricted shares for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of June 30, 2013, 184,511 LTIP shares have been deferred and are being held by the rabbi trust.

Share Option Awards

The LTIP permits the grant of up to 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At June 30, 2013 there were 57,000 shares remaining available for issuance under the LTIP. Options issued to date under the LTIP vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

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

There were 0 and 8,000 options granted for the six month periods ended June 30, 2013 and 2012, respectively.

Activity in the Company’s LTIP for the six month period ended June 30, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	33,750	$50.21
Granted	0	0.00
Exercised	(9,250)	41.30
Forfeited	0	0.00

Outstanding (vested and expected to vest) at June 30, 2013	24,500	$53.58	8.7	$312

Exercisable at June 30, 2013	12,125	$53.31	8.7	$158

There were 9,250 and 1,250 stock options exercised under the LTIP Plan during the six month periods ended June 30, 2013 and 2012, respectively. The total intrinsic value of stock options exercised during the six month periods ended June 30, 2013 and 2012 was $.3 million and $7 thousand, respectively. Cash received for the exercise of stock options during the six month periods ended June 30, 2013 and 2012 was $.4 million and $.1 million, respectively. Excess tax benefits from share-based options for the six month periods ended June30, 2013 and 2012 were $.1 million, and $0, respectively.

For the three and six month periods ended June 30, 2013, the Company recorded compensation expense related to the stock options currently vesting, reducing Income before taxes and Net income by $85 thousand and $39 thousand, respectively. For the three and six month periods ended June 30, 2012, the Company recorded compensation expense related to the stock options currently vesting, reducing Income before taxes and Net income by $87 thousand and $152 thousand, respectively. The total compensation cost related to nonvested awards not yet recognized at June30, 2013 is expected to be a combined total of $.2 million over a weighted-average period of approximately 1.6 years.

NOTE H – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. On May 24, 2012, the Company amended its credit facility to increase the amount to $90 million, and extended the term to January 2015, all other terms, including the carrying interest at LIBOR plus 1.125%, remain the same. At June 30, 2013, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the six month period ended June 30, 2013. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt approximates its carrying value as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$12,741	$12,711	$9,573	$9,573

As a result of being a global company, the Company’s earnings, cash flows and financial position are exposed to foreign currency risk. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency risks. The Company accounts for derivative instruments and hedging activities as either assets or liabilities in the Consolidated Balance Sheet and carries these instruments at fair value. Foreign currency derivative instruments outstanding are not designated as hedges for accounting purposes. The gains and losses related to mark-to-market adjustments are recognized as other operating (income) expense on the Statement of Consolidated Income during the period in which the derivative instruments were outstanding. At June 30, 2013, the Company had no derivative instruments outstanding. The Company does not enter into any trading or speculative positions with regard to derivative instruments.

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

NOTE I – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same period. For other amounts, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this guidance in the first quarter of 2013. As these amendments relate to presentation only, the provisions of ASU 2012-04 did not have an effect on the Company’s results of operations, financial condition, and cash flows.

NOTE J – NEW ACCOUNTING STANDARDS TO BE ADOPTED

In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB ASC Topic 740, Income Taxes (ASC 740). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this ASU on the Company’s financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 clarifies the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP by emphasizing that the accounting for the release of the cumulative translation adjustment into net income for sales or transfers of a controlling financial interest within a foreign Entity is the same irrespective of whether the sale or transfer is of a subsidiary or a group of assets that is a nonprofit activity or business. When a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company is currently evaluating the impact of the adoption of ASU 2013-05 on the Company’s financial statements.

NOTE K – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three and six month periods ended June 30, 2013 and 2012. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three month period ended June 30		Six month period ended June 30
	2013	2012	2013	2012
Net sales
PLP-USA	$39,111	$43,197	$78,534	$84,359
The Americas	22,748	22,151	42,165	46,053
EMEA	18,918	17,779	32,807	31,657
Asia-Pacific	30,939	28,813	56,899	58,717

Total net sales	$111,716	$111,940	$210,405	$220,786

Intersegment sales
PLP-USA	$3,000	$2,355	$5,718	$5,246
The Americas	1,341	2,029	3,275	4,237
EMEA	2,172	930	4,879	1,862
Asia-Pacific	297	4,760	1,108	7,687

Total intersegment sales	$6,810	$10,074	$14,980	$19,032

Income taxes
PLP-USA	$1,895	$1,947	$3,353	$4,583
The Americas	760	612	1,001	1,513
EMEA	659	820	1,118	1,247
Asia-Pacific	980	(62)	774	32

Total income taxes	$4,294	$3,317	$6,246	$7,375

Net income
PLP-USA	$2,812	$3,328	$6,198	$7,561
The Americas	2,340	1,352	3,019	3,446
EMEA	1,913	1,932	3,289	3,552
Asia-Pacific	(679)	(16)	(1,155)	170

Total net income	$6,386	$6,596	$11,351	$14,729

	June 30	December 31
	2013	2012
Assets
PLP-USA	$88,719	$84,192
The Americas	68,404	67,745
EMEA	50,366	51,370
Asia-Pacific	127,214	129,437

	334,703	332,744
Corporate assets	318	320

Total assets	$335,021	$333,064

NOTE L – INCOME TAXES

The Company’s effective tax rate was 40% and 33% for the three month periods ended June 30, 2013 and 2012, respectively and 36% and 33% for the six month periods ended June 30, 2013 and 2012, respectively. The higher effective tax rate for the three month period ended June 30, 2013 compared to the U.S. federal statutory tax rate of 35% is primarily due to the Company’s decision not to recognize the tax benefit attributable to operating losses in certain foreign jurisdictions. The higher effective tax rate for the three month period ended June 30, 2013 compared with the same period for 2012 was primarily related to the tax benefits of certain foreign losses mentioned above and unfavorable discrete items recognized in the quarter.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. The Company recorded $.5 million valuation allowance as a discrete item against deferred tax assets existing as of December 31, 2012 for one of its foreign operations for the period ended June 30, 2013.

As of June 30, 2013, the Company had gross unrecognized tax benefits of approximately $1.4 million and there were no significant changes during the period ended June 30, 2013. Under the Provisions of ASC 740, Accounting for Income Taxes, the Company may decrease its unrecognized tax benefits by $.2 million within the next twelve months due to expiration of statutes of limitations.

NOTE M – PRODUCT WARRANTY RESERVE

The Company records an accrual for estimated warranty costs to Costs of products sold in the Statements of Consolidated Income. These amounts are recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheets. The Company records and accounts for its warranty reserve based on specific claim incidents. Should the Company become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the accruals as claim information changes.

The following is a rollforward of the product warranty reserve:

	Six Month Period Ended June 30,
	2013	2012
Balance at the beginning of period	$1,229	$824
Additions charged to income	241	769
Warranty usage	(218)	(401)
Currency translation	(32)	(3)

End of period balance	$1,220	$1,189

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weaken against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into less dollars. On average, foreign currencies weakened against the U.S. dollar in the first half of 2013. The most significant currencies that contributed to this movement were the South African rand, the Brazilian real and the Australian dollar. On a reportable segment basis, the unfavorable impact of foreign currency on net sales and net income for the three and six month periods ended June 30, 2013, was as follows:

	Net Sales		Net Income
	Three months	Six Months	Three months	Six Months
The Americas	$(0.5)	$(1.9)	$—	$(0.1)
EMEA	(0.6)	(1.2)	(0.1)	(0.2)
Asia-Pacific	—	(0.2)	—	—

Total	$(1.1)	$(3.3)	$(0.1)	$(0.3)

For the three month period ended June 30, 2013, net sales of $111.7 million decreased $.2 million, or less than 1%, compared to 2012. Excluding the effect of currency translation, net sales increased 1%. As a percentage of net sales, gross profit increased from 33% of net sales to 33.6% of net sales. Excluding the effect of currency translation, gross profit of $37.5 million increased $.9 million, or 3%, compared to 2012. Costs and expenses of $27.1 million decreased $.2 million. Excluding the effect of translation, costs and expenses were relatively unchanged compared to 2012. Operating income for the three month period ended June 30, 2013 was $10.5 million, an increase of $.8 million compared to 2012. Excluding the unfavorable effect of currency translation and as a result of the preceding factors, operating income increased $.9 million compared to 2012. Net income for the three month period ended June 30, 2013 of $6.4 million decreased $.2 million compared to 2012. Excluding the effect of currency translation, net income decreased $.1 million.

For the six month period ended June 30, 2013, net sales of $210.4 million decreased $10.4 million, or 5%, compared to 2012. The fluctuations of foreign currencies during the six month period ended June 30, 2013 had an unfavorable impact on net sales of $3.3 million as compared to 2012. Excluding the impact of currency translation of $3.3 million, sales decreased 3% compared to 2012. As a percentage of net sales, gross profit was 32.7% and 33.1% of net sales for the six month periods ended June 30, 2013 and 2012. Excluding the unfavorable effect of currency translation of $.9 million, gross profit of $68.8 million decreased $3.2 million. Costs and expenses of $51.5 million increased $.3 million. Excluding the effect of translation, costs and expenses increased $.8 million. Operating income of $17.4 million decreased $4.4 million. Excluding the unfavorable effect of currency translation and a result of the preceding factors, operating income decreased $4 million compared to 2012. Net income for the six month period ended June 30, 2013 of $11.4 million decreased $3.4 million compared to 2012. Excluding the effect of currency translation, net income decreased $3.1 million.

The global financial and economic conditions continue to be volatile but our financial condition continues to remain strong despite the continued uncertainties caused by the Eurozone crisis and reduced growth in areas of the Asia-Pacific segment. Despite the current global economy, we believe our business fundamentals are sound and strategically well-positioned as we remain focused on managing costs, increasing sales volumes and delivering value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 5% and can borrow needed funds at an attractive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2013 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2012

The following table sets forth a summary of the Company’s Statement of Consolidated Income and the percentage of net sales for the three month periods ended June 30, 2013 and 2012. The Company’s past operating results are not necessarily indicative of future operating results.

	Three month period ended June 30
						%
Thousands of dollars	2013		2012		Change	Change
Net sales	$111,716	100.0%	$111,940	100.0%	$(224)	—%
Cost of products sold	74,167	66.4%	74,974	67.0%	(807)	(1)

GROSS PROFIT	37,549	33.6%	36,966	33.0%	583	2
Costs and expenses	27,060	24.2%	27,292	24.4%	(232)	(1)

OPERATING INCOME	10,489	9.4%	9,674	8.6%	815	8
Other income (expense)	191	0.2%	239	0.2%	(48)	(20)

INCOME BEFORE INCOME TAXES	10,680	9.6%	9,913	8.9%	767	8
Income taxes	4,294	3.8%	3,317	3.0%	977	29

NET INCOME	$6,386	5.7%	$6,596	5.9%	$(210)	(3)%

Net sales. For the three month period ended June 30, 2013, net sales were $111.7 million, a decrease of $.2 million, or less than 1%, from the three month period ended June 30, 2012. Excluding the effect of currency translation, net sales increased 1% as summarized in the following table:

	Three month period ended June 30
thousands of dollars	2013	2012	Change	Change due to currency translation	Change excluding currency tranlation	% change
Net sales
PLP-USA	$39,111	$43,197	$(4,086)	$0	$(4,086)	(9)%
The Americas	22,748	22,151	597	(544)	1,141	5
EMEA	18,918	17,779	1,139	(596)	1,735	10
Asia-Pacific	30,939	28,813	2,126	3	2,123	7

Consolidated	$111,716	$111,940	$(224)	$(1,137)	$913	1%

The decrease in PLP-USA net sales of $4.1 million, or 9%, was primarily due to a volume decrease of $5.8 million partially offset by a price/mix increase of $1.7 million. International net sales for the three month period ended June 30, 2013 were unfavorably affected by $1.1 million when local currencies were converted to U.S. dollars. The following discussions of changes in net sales exclude the effect of currency translation. The Americas net sales of $22.7 million increased $1.1 million, or 5%, primarily related to an increase in energy and transmission sales volume of $1.5 million partially offset by lower solar net sales in the region. EMEA net sales of $18.9 million increased $1.7 million primarily due to $1.3 million increase in sales volume coupled with $.4 million from an acquisition on March 1, 2012. In Asia-Pacific, net sales of $30.9 million increased $2.1 million, or 7%, compared to 2012. The increase in net sales was primarily due to higher organic sales in several of our Asia-Pacific locations partially offset by government deferrals of construction transmission lines in certain locations in the region and lower acquisition-related net sales compared to 2012 of $3 million.

Gross profit. Gross profit of $37.5 million for the three month period ended June 30, 2013 increased $.6 million, or 2%, compared to the three month period ended June 30, 2012. Excluding the effect of currency translation, gross profit increased 3% as summarized in the following table:

	Three month period ended June 30
thousands of dollars	2013	2012	Change	Change due to currency translation	Change excluding currency translation	% change
Gross profit
PLP-USA	$15,709	$15,995	$(286)	$0	$(286)	(2)%
The Americas	7,117	6,394	723	(122)	845	13
EMEA	6,175	6,119	56	(251)	307	5
Asia-Pacific	8,548	8,458	90	17	73	1

Consolidated	$37,549	$36,966	$583	$(356)	$939	3%

PLP-USA gross profit of $15.7 million decreased $.3 million compared to 2012. As a percentage of net sales, gross profit increased from 37% of net sales in 2012 to 40.2% of net sales in 2013. Of PLP-USA’s $.3 million decrease, $1.5 million was due to lower net sales partially offset by $.5 million of lower pension expense and better production margins. International gross profit for the three month period ended June 30, 2013 was unfavorably impacted by $.4 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increase of $.8 million was primarily the result of $.4 million from higher net sales coupled with lower product costs of $.4 million. The EMEA gross profit increased $.3 million as a result of $.3 million from higher net sales as material and production margins remained relatively unchanged. Asia-Pacific gross profit of $8.5 million increased less than $.1 million due to $1.4 million from higher net sales partially offset by higher material costs of $.8 million and higher production costs of $.5 million.

Costs and expenses. Costs and expenses of $27.1 million for the three month period ended June 30, 2013 decreased $.2 million, or 2%, compared to 2012. Excluding the effect of currency translation, costs and expenses increased less than 1% as summarized in the following table:

	Three month period ended June 30
thousands of dollars	2013	2012	Change	Change due to currency translation	Change excluding currency translation	% change
Costs and expenses
PLP-USA	$10,950	$10,633	$317	$0	$317	3%
The Americas	4,126	4,581	(455)	(92)	(363)	(8)
EMEA	3,707	3,466	241	(116)	357	10
Asia-Pacific	8,277	8,612	(335)	(3)	(332)	(4)

Consolidated	$27,060	$27,292	$(232)	$(211)	$(21)	—%

PLP-USA costs and expenses increased $.3 million primarily due to higher net foreign currency exchange losses of $.6 million and higher employee related costs of $.3 million partially offset by lower commissions of $.3 million, higher intercompany income of $.2 million, and lower advertising expenses of $.1 million. The foreign currency exchange losses are primarily related to translating foreign denominated loans, trade receivables and royalty receivables from our foreign subsidiaries at the quarter end exchange rates. International costs and expenses for the three month period ended June 30, 2013 were favorably impacted by $.2 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $4.1 million decreased $.4 million due to $.6 million of interest and inflation from an income tax refund at our Brazil operations and lower net foreign currency exchange losses of $.1 million partially offset by an increase of $.1 million due to our investments in PLP-Argentina which began in June 2012 and higher overall personal related costs in the region. EMEA costs and expenses of $3.7 million increased $.4 million compared to 2012 due primarily to lower net foreign currency exchange gains of $.4 million coupled with higher intercompany related expenses of $.2 million and an increase in commissions of $.1 million. Asia-Pacific costs and expenses of $8.3 million decreased $.3 million primarily due to lower bad debt expense of $.2 million and a decrease in costs and expenses of $.4 million due to transitioning our AES acquisition on January 31, 2012 into our Australia facility in 2013 partially offset by higher net foreign currency exchange losses of $.3 million in 2013 and an increase in employee related costs.

Other income. Other income for the three month period ended June 30, 2013 of $.2 million remained relatively unchanged compared to 2012.

Income taxes. Income taxes for the three month period ended June 30, 2013 of $4.3 million was $1 million higher than the same period in 2012. The effective tax rate for the three month period ended June 30, 2013 was 40% compared to 33% for the same period in 2012. The effective tax rate for three month period ended June 30, 2013 is higher than the U.S. federal statutory rate of 35% primarily due to the Company’s decision not to recognize the tax benefit attributable to operating losses in certain foreign jurisdictions. The higher effective tax rate for the three month period ended June 30, 2013 compared with the same period for 2012 was primarily related to the reversal of these tax benefits and unfavorable discrete items recognized in the quarter.

Net income. As a result of the preceding items, net income for the three month period ended June 30, 2013 was $6.4 million, compared to $6.6 million for the three month period ended June 30, 2012. Excluding the effect of currency translation, net income decreased $.1 million as summarized in the following table:

	Three month period ended June 30
thousands of dollars	2013	2012	Change	Change due to currency translation	Change excluding currency translation	% change
Net income
PLP-USA	$2,812	$3,328	$(516)	$0	$(516)	(16)%
The Americas	2,340	1,352	988	(28)	1,016	75
EMEA	1,913	1,932	(19)	(102)	83	4
Asia-Pacific	(679)	(16)	(663)	(8)	(655)	NM

Consolidated	$6,386	$6,596	$(210)	$(138)	$(72)	(1)%

NM - Not meaningful.

PLP-USA net income decreased $.5 million due to a $.6 million decrease in operating income partially offset by a decrease in income taxes of $.1 million. International net income for the three month period ended June 30, 2013 was unfavorably affected by $.1 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income increased $1 million as a result of a $1.2 million increase in operating income partially offset by an increase in income taxes. EMEA net income increased $.1 million as a result of lower income taxes of $.1 million with relatively no change in operating income. Asia-Pacific net income decreased $.7 million as a result of higher income taxes of $1 million and lower other income partially offset by an increase in operating income of $.4 million.

SIX MONTH PERIOD ENDED JUNE 30, 2013 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2012

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the six month periods ended June 30, 2013 and 2012. The Company’s past operating results are not necessarily indicative of future operating results.

	Six month period ended June 30
Thousands of dollars	2013		2012		Change	% Change
Net sales	$210,405	100.0%	$220,786	100.0%	$(10,381)	(5)%
Cost of products sold	141,557	67.3%	147,808	66.9%	(6,251)	(4)

GROSS PROFIT	68,848	32.7%	72,978	33.1%	(4,130)	(6)
Costs and expenses	51,492	24.5%	51,199	23.2%	293	1

OPERATING INCOME	17,356	8.2%	21,779	9.9%	(4,423)	(20)
Other income (expense)	241	0.1%	325	0.1%	(84)	(26)

INCOME BEFORE INCOME TAXES	17,597	8.4%	22,104	10.0%	(4,507)	(20)
Income taxes	6,246	3.0%	7,375	3.3%	(1,129)	(15)

NET INCOME	$11,351	5.4%	$14,729	6.7%	$(3,378)	(23)%

Net sales. For the six month period ended June 30, 2013, net sales were $210.4 million, a decrease of $10.4 million, or 5%, from the six month period ended June 30, 2012. Excluding the unfavorable effect of currency translation, net sales decreased 3% as summarized in the following table:

	Six month period ended June 30
thousands of dollars	2013	2012	Change	Change due to currency translation	Change excluding currency tranlation	% change
Net sales
PLP-USA	$78,534	$84,359	$(5,825)	$0	$(5,825)	(7)%
The Americas	42,165	46,053	(3,888)	(1,935)	(1,953)	(4)
EMEA	32,807	31,657	1,150	(1,184)	2,334	7
Asia-Pacific	56,899	58,717	(1,818)	(144)	(1,674)	(3)

Consolidated	$210,405	$220,786	$(10,381)	$(3,263)	$(7,118)	(3)%

The decrease in PLP-USA net sales of $5.8 million, or 7%, was primarily due to $6.6 million related to sales volume partially offset by $.8 million due to price/mix. International net sales for the six month period ended June 30, 2013 were unfavorably affected by $3.3 million when local currencies were converted to U.S. dollars. The following discussions of changes in net sales exclude the effect of currency translation. The Americas net sales decrease of $2 million, or 4%, decreased primarily due to lower solar sales of $2.2 million partially offset by an increase in energy sales volume in the region. EMEA net sales of $32.8 million increased $2.3 million, or 7%, primarily due to a $1.9 million increase in sales volume coupled with $.4 million from an acquisition on March 1, 2012. In Asia-Pacific, net sales of $56.9 million decreased $1.7 million, or 3%, compared to 2012. The decrease in net sales was primarily related to a $3.5 million decrease in acquisition-related net sales compared to 2012 partially offset by higher organic net sales in the region. Government deferrals of construction transmission lines have impacted our overall sales volume in the region.

Gross profit. Gross profit of $68.8 million for the six month period ended June 30, 2013 decreased $4.1 million, or 6%, compared to the six month period ended June 30, 2012. Excluding the effect of currency translation, gross profit decreased 4% as summarized in the following table:

	Six month period ended June 30
thousands of dollars	2013	2012	Change	Change due to currency translation	Change excluding currency translation	% change
Gross profit
PLP-USA	$29,938	$31,392	$(1,454)	$0	$(1,454)	(5)%
The Americas	12,019	13,845	(1,826)	(434)	(1,392)	(10)
EMEA	11,195	10,978	217	(503)	720	7
Asia-Pacific	15,696	16,763	(1,067)	(9)	(1,058)	(6)

Consolidated	$68,848	$72,978	$(4,130)	$(946)	$(3,184)	(4)%

PLP-USA gross profit of $29.9 million decreased $1.5 million compared to 2012. As a percentage of net sales, gross profit improved from 37.2% of net sales in 2012 to 38.1% of net sales in 2013. Of PLP-USA’s $1.5 million decrease in gross profit, $3.2 million was due to lower net sales partially offset by $.8 million due to lower pension expense and a decrease in the elimination of intercompany profit in ending inventories. International gross profit for the six month period ended June 30, 2013 was unfavorably impacted by $.9 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit decrease of $1.4 million was primarily the result of $.5 million from lower net sales, higher material costs of $.3 million and higher production costs of $.6 million. The EMEA gross profit increased $.7 million as a result of $.7 million from higher net sales coupled with better production margins of $.2 million, partially offset by $.3 million from higher material costs. Asia-Pacific gross profit of $15.7 million decreased $1.1 million due to $.4 million from lower net sales coupled with $.6 million from higher material costs.

Costs and expenses. Costs and expenses of $51.5 million for the six month period ended June 30, 2013 increased $.3 million, or less than 1%, compared to 2012. Excluding the effect of currency translation, costs and expenses increased 2% as summarized in the following table:

	Six month period ended June 30
thousands of dollars	2013	2012	Change	Change due to currency translation	Change excluding currency translation	% change
Costs and expenses
PLP-USA	$20,290	$19,101	$1,189	$0	$1,189	6%
The Americas	8,155	9,083	(928)	(328)	(600)	(7)
EMEA	6,929	6,349	580	(202)	782	12
Asia-Pacific	16,118	16,666	(548)	(18)	(530)	(3)

Consolidated	$51,492	$51,199	$293	$(548)	$841	2%

PLP-USA costs and expenses increased $1.2 million primarily due to higher net foreign currency exchange losses of $1.2 million, an increase in employee related costs of $.5 million and higher professional fees of $.3 million, partially offset by lower commissions of $.3 million, a decrease in travel related expenses of $.2 million and a decrease in consulting services of $.3 million. The foreign currency exchange losses are primarily related to translating foreign denominated loans, trade receivables and royalty receivables from our foreign subsidiaries at the quarter end exchange rates. International costs and expenses for the six month period ended June 30, 2013 were favorably impacted by $.5 million when local currencies were translated to U.S. dollars. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses of $8.2 million decreased $.6 million due to $1.1 million of a VAT refund and related interest and inflation from an income tax refund at our Brazil location and overall lower personal related costs in the region partially offset by an increase of $.3 million due to higher costs related to PLP-Argentina which began in June 2012, coupled with higher net foreign currency exchange losses of $.1 million and higher commissions of $.1 million. EMEA costs and expenses of $6.9 million increased $.8 million compared to 2012 due primarily to higher intercompany related expenses of $.5 million coupled with an increase in commission expense of $.1 million, overall higher employee related costs in the region, an increase in professional fees, partially offset by lower net foreign currency exchange losses of $.2 million. Asia-Pacific costs and expenses of $16.1 million decreased $.5 million primarily due to lower intercompany expenses of $.2 million, lower bad debt expense of $.2 million and a decrease in costs and expense in our AES acquisition on January 31, 2012 of $.3 million, partially offset by an increase in net foreign currency exchange losses in 2013 of $.4 million coupled with higher employee related costs, and new product development costs.

Other income (expense). Other income for the six month period ended June 30, 2013 of $.2 million decreased less than $.1 million due to lower interest and other income of $.2 million partially offset by lower interest expenses of $.1 million.

Income taxes. Income taxes for the six month period ended June 30, 2013 of $6.2 million was $1.4 million higher than the same period in 2012. The effective tax rate for the six month period ended June 30, 2013 was 36% compared to 33% for the same period in 2012. The effective tax rate for six month period ended June 30, is higher than the U.S. federal statutory rate of 35% primarily due to the Company’s decision not to recognize the tax benefit attributable to operating losses in certain foreign jurisdictions. The higher effective tax rate for the six month period ended June 30, 2013 compared with the same period for 2012 was primarily related to the reversal of these tax benefits.

Net income. As a result of the preceding items, net income for the six month period ended June 30, 2013 was $11.4 million, compared to $14.7 million for the six month period ended June 30, 2012. Excluding the effect of currency translation, net income decreased $3.1 million as summarized in the following table:

	Six month period ended June 30
thousands of dollars	2013	2012	Change	Change due to currency translation	Change excluding currency translation	% change
Net income
PLP-USA	$6,198	$7,561	$(1,363)	$0	$(1,363)	(18)%
The Americas	3,019	3,446	(427)	(80)	(347)	(10)
EMEA	3,289	3,552	(263)	(230)	(33)	(1)
Asia-Pacific	(1,155)	170	(1,325)	(16)	(1,309)	(770)

Consolidated	$11,351	$14,729	$(3,378)	$(326)	$(3,052)	(21)%

PLP-USA net income decreased $1.4 million due to a $2.6 million decrease in operating income partially offset by lower income taxes of $1.2 million. International net income for the six month period ended June 30, 2013 was unfavorably affected by $.3 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income decreased $.3 million as a result of a $.8 million decrease in operating income partially offset by lower income taxes of $.5 million. EMEA net income decreased less than $.1 million due to a decrease in operating income of $.1 million partially offset by lower income taxes. Asia-Pacific net income decreased $1.3 million due to a decrease in operating income of $.5 million coupled with higher income taxes.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In 2013, we used cash of $10.8 million for capital expenditures. We ended the second quarter of 2013 with $31.2 million of cash and cash equivalents. We believe we have adequate sources of liquidity including additional borrowing capacity of $78.1 million and that we have the ability to generate cash to meet existing or reasonably likely future cash requirements. Our cash and cash equivalents are held in various locations throughout the world. At June 30, 2013, the majority of our cash and cash equivalents are held outside the U.S. We expect accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Our financial position remains strong and our current ratio at June 30, 2013 and December 31, 2012 was 3.5 to 1 and 3.3 to 1, respectively. At June 30, 2013, our unused availability under our line of credit was $78.1 million and our bank debt to equity percentage was 5%. On May 24, 2012, we amended our credit facility to increase the amount to $90 million, and extended the term to January 2015. All other terms, including the carrying interest at LIBOR plus 1.125%, remain the same. The line of credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At June 30, 2013 and December 31, 2012, we were in compliance with these covenants.

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

We earn a significant amount of our operating income outside the United States, which, except for current earnings, is deemed to be indefinitely reinvested in foreign jurisdictions. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash and cash equivalents from operations to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment, and capital expenditures, for the next 12 months for the foreseeable future.

Sources and Uses of Cash

Cash increased $3.1 million for the six month period ended June 30, 2013. Net cash provided by operating activities was $12.4 million. The cash used in investing and financing was $10.2 million due to capital expenditures of $10.8 million, common share repurchases of $2.9 million, and an earn-out consideration payment of $.5 million, partially offset by net borrowings of $3 million and $.9 million from proceeds from the issuance of common shares.

Net cash provided by operating activities for the six month period ended June 30, 2013 decreased $10.5 million compared to the six month period ended June 30, 2012 primarily as a result of a decrease in net income of $3.4 million, a decrease in operating assets (net of operating liabilities) of $7 million, and a decrease in non-cash items of $.1 million.

Net cash used in investing activities for the six month period ended June 30, 2013 of $10.7 million represents a decrease of $5.4 million when compared to cash used in investing activities in the six month period ended June 30, 2012. The decrease was primarily related to business acquisitions payments of $5.2 million in 2012 and capital expenditure decreases of $2.1 million in the six month period ended June 30, 2013 when compared to the same period in 2012. In January 2012, we purchased Australian Electricity Systems PTY Ltd for $4.3 million, net of cash received and working capital adjustments. In March 2012, we purchased all of the assets of Forma Line Industries CC in South Africa for $.9 million, net of cash received and working capital adjustments. Capital expenditures were due mostly to investments in PLP-USA of $6.3 million coupled with purchase of a building and machinery at our EMEA segment and information technology system implementation and machinery and equipment in our Asia-Pacific segment.

Net cash provided by financing activities for the six month period ended June 30, 2013 was $1 million compared to $7.8 million of net cash used in financing activities for the six month period ended June 30, 2012. The increase of $6.7 million was primarily a result of an increase in debt borrowings in 2013 of $3 million compared to a decrease in debt borrowings in 2012 of $4.4 million coupled with a decrease in acquisition-related earn-out payments of $1 million and an increase in proceeds from the issuance of common stock of $.8 million, partially offset by an increase in the purchase of common shares for treasury of $2.7 million.

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

NEW ACCOUNTING STANDARDS TO BE ADOPTED

In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB ASC Topic 740, Income Taxes (ASC 740). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. We are currently evaluating the impact of the adoption of this ASU on our financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 clarifies the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP by emphasizing that the accounting for the release of the cumulative translation adjustment into net income for sales or transfers of a controlling financial interest within a foreign Entity is the same irrespective of whether the sale or transfer is of a subsidiary or a group of assets that is a nonprofit activity or business. When a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We are currently evaluating the impact of the adoption of ASU 2013-05 on our financial statements.

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

•	The ability of our customers to raise funds needed to build the facilities their customers require;

•	Technological developments that affect longer-term trends for communication lines such as wireless communication;

•	The decreasing demand for product supporting copper-based infrastructure due to the introduction of products using new technologies or adoption of new industry standards;

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

As of June 30, 2013, the Company had no foreign currency forward exchange contract outstanding. The Company does not hold derivatives for trading purposes.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $12.7 million at June 30, 2013. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.1 million for the six month period ended June 30, 2013.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $5.8 million and on Income before income tax of $2 million which predominately relates to translating foreign denominated intercompany loans and receivables.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2013 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On August 4, 2010, the Company announced that the Board of Directors authorized a plan to repurchase up to 250,000 of Preformed Line Products common shares. The repurchase plan does not have an expiration date. The following table includes repurchases for the three month period ended June 30, 2013.

Period (2013)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April	0	0	126,161	123,839
May	34,707	$76.52	160,868	89,132
June	1,400	$71.50	162,268	87,732

Total	36,107

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Executive Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Executive Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2013	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2013	/s/ Eric R. Graef

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