Form 10-Q
period 2013-09-30
PREFORMED LINE PRODUCTS CO
filed 2013-11-07
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of common shares outstanding as of November 7, 2013: 5,358,655.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

Thousands of dollars, except share and per share data	September 30 2013	December 31 2012
ASSETS
Cash and cash equivalents	$31,153	$28,120
Accounts receivable, less allowances of $2,032 ($2,039 in 2012)	73,917	61,695
Inventories—net	73,930	86,916
Deferred income taxes	6,752	6,557
Prepaids	6,108	5,652
Prepaid taxes	3,193	2,729
Other current assets	3,638	2,432

TOTAL CURRENT ASSETS	198,691	194,101
Property, plant and equipment—net	98,453	93,326
Patents and other intangibles—net	12,365	14,038
Goodwill	14,972	15,537
Deferred income taxes	6,989	6,069
Other assets	13,572	9,993

TOTAL ASSETS	$345,042	$333,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$501	$217
Current portion of long-term debt	191	251
Trade accounts payable	23,837	21,822
Accrued compensation and amounts withheld from employees	15,214	12,271
Accrued expenses and other liabilities	10,286	11,967
Accrued profit-sharing and other benefits	4,842	5,387
Dividends payable	1,106	0
Income taxes payable and deferred income taxes	1,099	6,328

TOTAL CURRENT LIABILITIES	57,076	58,243
Long-term debt, less current portion	14,951	9,322
Unfunded pension obligation	11,636	13,184
Income taxes payable, noncurrent	1,585	2,304
Deferred income taxes	4,047	4,485
Other noncurrent liabilities	4,692	4,457
SHAREHOLDERS’ EQUITY
PLPC Shareholders’ equity:
Common shares—$2 par value per share, 15,000,000 shares authorized, 5,361,155 and 5,377,937 issued and outstanding, net of 732,579 and 689,472 treasury shares at par, respectively, at September 30, 2013 and December 31, 2012	10,722	10,756
Common shares issued to rabbi trust, 184,787 and 184,036 shares at September 30, 2013 and December 31, 2012	(6,577)	(6,522)
Deferred compensation liability	6,577	6,522
Paid in capital	19,828	16,355
Retained earnings	239,703	227,622
Accumulated other comprehensive loss	(19,198)	(13,664)

TOTAL SHAREHOLDERS’ EQUITY	251,055	241,069

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$345,042	$333,064

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three month periods ended September 30		Nine month periods ended September 30
	2013	2012	2013	2012
	(Thousands, except per share data)
Net sales	$100,828	$114,206	$311,233	$334,992
Cost of products sold	69,168	75,699	210,725	223,507

GROSS PROFIT	31,660	38,507	100,508	111,485
Costs and expenses
Selling	8,874	9,344	27,226	27,746
General and administrative	10,386	12,788	33,993	36,944
Research and engineering	3,714	3,893	11,055	11,295
Other operating expense (income)	419	(677)	2,611	562

	23,393	25,348	74,885	76,547

OPERATING INCOME	8,267	13,159	25,623	34,938
Other income (expense)
Interest income	204	160	454	476
Interest expense	(121)	(144)	(329)	(489)
Other income	194	235	393	589

	277	251	518	576

INCOME BEFORE INCOME TAXES	8,544	13,410	26,141	35,514
Income taxes	2,440	4,126	8,686	11,501

NET INCOME	$6,104	$9,284	$17,455	$24,013

BASIC EARNINGS PER SHARE
Net income	$1.14	$1.75	$3.25	$4.51

DILUTED EARNINGS PER SHARE
Net income	$1.12	$1.71	$3.20	$4.42

Cash dividends declared per share	$0.20	$0.20	$0.40	$0.60

Weighted-average number of shares outstanding—basic	5,361	5,319	5,369	5,328

Weighted-average number of shares outstanding—diluted	5,449	5,431	5,450	5,432

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three month periods ended September 30		Nine month periods ended September 30
	2013	2012	2013	2012
	(Thousands of dollars)
Net income	$6,104	$9,284	$17,455	$24,013
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	2,376	2,660	(5,764)	774
Recognized net acturial loss (net of tax provision $46 and $71 for the three months ended September 30, 2013 and 2012, and net of tax provision $140 and $213 for the nine months ended September 30, 2013 and 2012)	77	117	230	350

Other comprehensive income (loss), net of tax	2,453	2,777	(5,534)	1,124

Comprehensive income	$8,557	$12,061	$11,921	$25,137

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Nine month periods ended September 30
	2013	2012
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$17,455	$24,013
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	8,987	8,233
Provision for accounts receivable allowances	494	1,111
Provision for inventory reserves	2,031	1,109
Deferred income taxes	(1,693)	(59)
Share-based compensation expense	2,199	2,179
Excess tax benefits from share-based awards	(159)	(116)
Loss (gain) on sale of property and equipment	(57)	(133)
Other—net	(11)	(18)
Changes in operating assets and liabilities:
Accounts receivable	(16,079)	(8,460)
Inventories	5,204	654
Trade accounts payables and accrued liabilities	3,522	8,504
Income taxes payable	(5,153)	(359)
Other—net	(2,203)	(1,351)

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,537	35,307
INVESTING ACTIVITIES
Capital expenditures	(15,861)	(15,540)
Business acquisitions, net of cash acquired	0	(5,173)
Proceeds from the sale of property and equipment	455	1,910

NET CASH USED IN INVESTING ACTIVITIES	(15,406)	(18,803)
FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	312	(1,260)
Proceeds from the issuance of long-term debt	49,319	51,974
Payments of long-term debt	(43,631)	(65,254)
Dividends paid	(1,201)	(3,305)
Excess tax benefits from share-based awards	159	116
Earn-out consideration payment	(520)	(1,148)
Proceeds from issuance of common shares	1,167	324
Purchase of common shares for treasury	(3,248)	(2,094)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,357	(20,647)
Effects of exchange rate changes on cash and cash equivalents	1,544	132

Net increase (decrease) in cash and cash equivalents	3,033	(4,011)
Cash and cash equivalents at beginning of year	28,120	32,126

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,153	$28,115

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE B – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	September 30 2013	December 31 2012
Finished products	$34,836	$41,474
Work-in-process	7,700	7,940
Raw materials	43,623	46,133

	86,159	95,547
Excess of current cost over LIFO cost	(4,825)	(4,674)
Noncurrent portion of inventory	(7,404)	(3,957)

	$73,930	$86,916

Cost of inventories for certain materials are determined using the last-in-first-out (LIFO) method and totaled approximately $25.2 million at September 30, 2013 and $30.2 million at December 31, 2012. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three and nine month periods ended September 30, 2013, the net change in LIFO inventories resulted in a less than $.1 million benefit to and $.2 million charge to Income before income taxes, respectively. During the three and nine month periods ended September 30, 2012, the net change in LIFO inventories resulted in a benefit of $.2 million and a $.2 million charge to Income before income taxes, respectively.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment—net

Major classes of Property, plant and equipment, net are stated at cost and were as follows:

	September 30 2013	December 31 2012
Land and improvements	$12,700	$13,190
Buildings and improvements	59,909	59,505
Machinery and equipment	142,105	138,533
Construction in progress	13,903	7,242

	228,617	218,470
Less accumulated depreciation	130,164	125,144

	$98,453	$93,326

Legal proceedings

From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations, or cash flows.

NOTE C – PENSION PLANS

PLP-USA hourly employees of the Company who met specific requirements as to age and service are covered by a defined benefit pension plan (“Plan”). On December 12, 2012, the Company approved a freeze on further benefit accruals under the PLP-USA hourly employee pension plan and notified the participants of the freeze on December 19, 2012. Beginning February 1, 2013, participants have ceased earning additional benefits under the Plan and no new participants will enter the Plan. The Plan freeze required a valuation of the Plan’s assets and obligations as of December 31, 2012, which resulted in a non-cash curtailment gain of $6.3 million, which was recognized in the Other comprehensive income (loss) during the fourth quarter of 2012. The measurement of the Plan’s assets and obligations also resulted in a reduction in the Company’s pension liability of $6.3 million. The Company uses a December 31 measurement date for the Plan. Net periodic benefit cost for the Plan included the following components:

	Three month period ended September 30		Nine month period ended September 30
	2013	2012	2013	2012
Service cost	$56	$325	$167	$975
Interest cost	313	353	938	1,058
Expected return on plan assets	(359)	(297)	(1,077)	(890)
Recognized net actuarial loss	123	187	370	562

Net periodic benefit cost	$133	$568	$398	$1,705

During the nine month period ended September 30, 2013, $1.6 million of contributions were made to the Plan. The Company presently anticipates not contributing any additional funds to the Plan in 2013.

NOTE D – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Month Period Ended September 30, 2013
	Defined benefit	Currency
	pension plan	Translation
	activity	Adjustment	Total
Balance at July 1, 2013	$(6,171)	$(15,480)	$(21,651)
Other comprehensive income before reclassifications	0	2,376	2,376
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	77	0	77

Net current period other comprehensive income	77	2,376	2,453

Balance at September 30, 2013	$(6,094)	$(13,104)	$(19,198)

	Nine Month Period Ended September 30, 2013
	Defined benefit	Currency
	pension plan	Translation
	activity	Adjustment	Total
Balance at January 1, 2013	$(6,324)	$(7,340)	$(13,664)
Other comprehensive income before reclassifications	0	(5,764)	(5,764)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	230	0	230

Net current period other comprehensive income	230	(5,764)	(5,534)

Balance at September 30, 2013	$(6,094)	$(13,104)	$(19,198)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE E – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2013 and 2012 were as follows:

	Three Month Period Ended September 30		Nine Month Period Ended September 30
	2013	2012	2013	2012
Net income	$6,104	$9,284	$17,455	$24,013

Denominator
Determination of shares
Weighted-average common shares outstanding	5,361	5,319	5,369	5,328
Dilutive effect—share-based awards	88	112	81	104

Diluted weighted-average common shares outstanding	5,449	5,431	5,450	5,432

Earnings per common share attributable to PLPC shareholders
Basic	$1.14	$1.75	$3.25	$4.51

Diluted	$1.12	$1.71	$3.20	$4.42

For the three and nine month period ended September 30, 2012, 22,500 and 17,750 stock options, respectively, were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price plus any unearned compensation on unvested options, and as such they were anti-dilutive.

For the three and nine month periods ended September 30, 2012, zero and 3,496 restricted shares, respectively, were excluded from the calculation of diluted earnings per shares due to the average market price being lower than the date of grant fair value plus any unearned compensation on unvested options, and as such they were anti-dilutive.

NOTE F – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	September 30, 2013		December 31, 2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets
Patents	$4,822	$(4,360)	$4,819	$(4,135)
Land use rights	1,339	(142)	1,322	(125)
Trademark	1,625	(655)	1,674	(529)
Customer backlog	578	(578)	578	(578)
Technology	2,816	(513)	2,924	(361)
Customer relationships	10,357	(2,924)	10,728	(2,279)

	$21,537	$(9,172)	$22,045	$(8,007)

Indefinite-lived intangible assets

Goodwill	$14,972		$15,537

The aggregate amortization expense for other intangibles with finite lives for the three and nine month periods ended September 30, 2013 was $.4 million and $1.2 million, respectively. The aggregate amortization expense for other intangibles with finite lives for the three and nine month periods ended September 30, 2012 was $.4 million and $1.1 million, respectively. Amortization expense is estimated to be $.4 million for the remainder of 2013, $1.3 million for 2014, $1.1 million for 2015, $.9 million for 2016 and $.9 million for 2017. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 1.9 years; land use rights, 62.9 years; trademark, 12.5 years; technology, 17.3 years and customer relationships, 14.3 years.

The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. The Company performs its annual impairment test for goodwill utilizing a combination of discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly different. However, the Company believes that the methodologies and assumptions used are reasonable and result in appropriate fair values of the reporting units.

The Company’s only intangible asset with an indefinite life is goodwill. The change to goodwill is related to foreign currency translation. The changes in the carrying amount of goodwill, by segment, for the nine month period ended September 30, 2013, are as follows:

	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2013	$3,078	$1,819	$10,640	$15,537
Currency translation	0	(87)	(478)	(565)

Balance at September 30, 2013	$3,078	$1,732	$10,162	$14,972

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

Activity in the Company’s 1999 Stock Option Plan for the nine month period ended September 30, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	32,150	$40.93
Granted	0	$0.00
Exercised	(12,400)	$42.73
Forfeited	0	$0.00

Outstanding (vested and expected to vest) at September 30, 2013	19,750	$39.80	3.5	$635

Exercisable at September 30, 2013	19,750	$39.80	3.5	$635

There were 12,400 and 9,111 stock options exercised during the nine month periods ended September 30, 2013 and 2012, respectively. The total intrinsic value of stock options exercised during the nine month periods ended September 30, 2013 and 2012 was $.3 million and $.4 million, respectively. Cash received for the exercise of stock options during the nine month periods ended September 30, 2013 and 2012 was $.5 million and $.2 million, respectively. Excess tax benefits from share-based awards for the nine month periods ended September 30, 2013 and 2012 was $.1 million for both periods.

For the three and nine month periods ended September 30, 2013, the Company recorded no compensation expense related to the stock options as all options are fully vested. For the three and nine month periods ended September 30, 2012, the Company recorded compensation expenses related to the stock options currently vesting reducing income before taxes and net income by less than $.1 million for both periods.

Long Term Incentive Plan of 2008

Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers, and directors are eligible to receive awards of options and restricted shares. The purpose of this LTIP is to give the Company and its subsidiaries a competitive advantage in attracting, retaining, and motivating officers, employees, and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. As of September 30, 2013, the total number of common shares reserved for awards under the LTIP is 900,000. Of the 900,000 common shares, 800,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options. The LTIP expires on April 17, 2018.

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

A summary of the restricted share awards under the LTIP for the nine month period ended September 30, 2013 is as follows:

	Restricted Share Awards
			Total	Weighted-Average
	Performance	Service	Restricted	Grant-Date
	Required	Required	Awards	Fair Value
Nonvested as of January 1, 2013	103,221	11,363	114,584	$48.33
Granted	47,832	5,614	53,446	70.27
Vested	0	0	0	0
Forfeited	0	0	0	0

Nonvested as of September 30, 2013	151,053	16,977	168,030	$55.31

For time-based restricted shares, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statement of Consolidated Income. Compensation expense related to the time-based restricted shares for the three and nine month periods ended September 30, 2013 was $.1 million and $.2 million, respectively. Compensation expense related to the time-based restricted shares for the three and nine month periods ended September 30, 2012 was $.1 million and $.2 million, respectively. As of September 30, 2013, there was $.5 million of total unrecognized compensation cost related to time-based restricted share awards that is expected to be recognized over the weighted-average remaining period of approximately 1.9 years.

For the performance-based awards, the number of restricted shares that will vest depends on the Company’s level of performance measured by growth in pretax income and sales growth over a requisite performance period. Depending on the extent to which the performance criteria are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the three and nine month periods ended September 30, 2013 was $.7 million and $2 million, respectively. Performance-based compensation expense for the three and nine month periods ended September 30, 2012 was $.6 million and $1.8 million, respectively. As of September 30, 2013, the remaining performance-based restricted share awards compensation expense of $4 million is expected to be recognized over a period of approximately 1.9 years.

The excess tax benefits from restricted share awards for the nine month periods ended September 30, 2013 and 2012 was $0 for each period.

In the event of a Change in Control, vesting of the restricted shares will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a maximum potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.

To satisfy the vesting of its restricted share awards, the Company has reserved new shares from its authorized but unissued shares. Any additional awards granted will also be issued from the Company’s authorized but unissued shares. As of September 30, 2013, under the LTIP there were 429,837 common shares available for additional restricted share grants.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in shares of common stock of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer LTIP restricted shares for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of September 30, 2013, 184,787 LTIP shares have been deferred and are being held by the rabbi trust.

Share Option Awards

The LTIP permits the grant of up to 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At September 30, 2013 there were 57,000 shares remaining available for issuance under the LTIP. Options issued to date under the LTIP vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

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

There were 0 and 8,000 options granted for the nine month periods ended September 30, 2013 and 2012, respectively.

Activity in the Company’s LTIP for the nine month period ended September 30, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	33,750	$50.21
Granted	0	0.00
Exercised	(12,750)	43.76
Forfeited	0	0.00

Outstanding (vested and expected to vest) at September 30, 2013	21,000	$54.13	8.5	$374

Exercisable at September 30, 2013	8,625	$54.55	8.5	$150

There were 12,750 and 1,250 stock options exercised under the LTIP Plan during the nine month periods ended September 30, 2013 and 2012, respectively. The total intrinsic value of stock options exercised during the nine month periods ended September 30, 2013 and 2012 was $.3 million and less than $.1 million, respectively. Cash received for the exercise of stock options during the nine month periods ended September 30, 2013 and 2012 was $.6 million and less than $.1 million, respectively. Excess tax benefits from share-based options for the nine month periods ended September 30, 2013 and 2012 were $.1 million and less than $.1 million, respectively.

For the three and nine month periods ended September 30, 2013, the Company recorded compensation expense related to the stock options currently vesting, reducing Income before taxes and Net income by less than $.1 million and $.1 million, respectively. For the three and nine month periods ended September 30, 2012, the Company recorded compensation expense related to the stock options currently vesting, reducing Income before taxes and Net income by $.1 million and $.2 million, respectively. The total compensation cost related to nonvested awards not yet recognized at September 30, 2013 is expected to be a combined total of $.2 million over a weighted-average period of approximately 1.3 years.

NOTE H – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. On May 24, 2012, the Company amended its credit facility to increase the amount to $90 million, and extended the term to January 2015. The amendment to the credit facility lowered the interest rate from LIBOR plus 1.25% to LIBOR plus 1.125%. At September 30, 2013, the fair value of the Company’s long-term debt was estimated using a discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the nine month period ended September 30, 2013. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt approximates its carrying value as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$15,114	$15,141	$9,573	$9,573

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

NOTE K – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three and nine month periods ended September 30, 2013 and 2012. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three month period ended September 30		Nine month period ended September 30
	2013	2012	2013	2012
Net sales
PLP-USA	$33,763	$41,291	$112,297	$125,650
The Americas	23,507	23,791	65,672	69,844
EMEA	14,802	18,357	47,609	50,014
Asia-Pacific	28,756	30,767	85,655	89,484

Total net sales	$100,828	$114,206	$311,233	$334,992

Intersegment sales
PLP-USA	$4,141	$1,655	$9,859	$6,901
The Americas	1,576	1,684	4,851	5,921
EMEA	541	1,034	1,649	2,896
Asia-Pacific	2,766	4,205	7,645	11,892

Total intersegment sales	$9,024	$8,578	$24,004	$27,610

Income taxes
PLP-USA	$1,628	$2,081	$4,981	$6,664
The Americas	695	824	1,696	2,337
EMEA	545	964	1,663	2,211
Asia-Pacific	(428)	257	346	289

Total income taxes	$2,440	$4,126	$8,686	$11,501

Net income
PLP-USA	$3,220	$3,404	$9,418	$10,965
The Americas	1,457	2,292	4,476	5,738
EMEA	1,618	3,254	4,907	6,806
Asia-Pacific	(191)	334	(1,346)	504

Total net income	$6,104	$9,284	$17,455	$24,013

	September 30 2013	December 31 2012
Assets
PLP-USA	$90,447	$84,192
The Americas	77,285	67,745
EMEA	52,599	51,370
Asia-Pacific	124,393	129,437

	344,724	332,744
Corporate assets	318	320

Total assets	$345,042	$333,064

NOTE L – INCOME TAXES

The Company’s effective tax rate was 29% and 31% for the three month periods ended September 30, 2013 and 2012, respectively, and 33% and 32% for the nine month periods ended September 30, 2013 and 2012, respectively. The lower effective tax rate for the three and nine month periods ended September 30, 2013 compared to the U.S. federal statutory tax rate of 35% is primarily due to increased earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested. The lower effective tax rate for the three month period ending September 30, 2013 compared with the same period for 2012 was primarily related to favorable discrete items recognized in the quarter for a decrease of unrecognized tax benefits which the Company considers to have been effectively settled. The higher effective tax rate for the nine month period ending September 30, 2013 compared with the same period for 2012 was primarily due to the Company’s decision not to recognize the tax benefit attributable to operating losses in certain foreign jurisdictions, partially offset by favorable discrete items recognized in the quarter.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The Company recorded $.5 million valuation allowance as a discrete item against deferred tax assets existing as of December 31, 2012 for one of its foreign operations during the nine period ended September 30, 2013.

As of September 30, 2013, the Company had gross unrecognized tax benefits of approximately $.7 million. Under the provisions of ASC 740 Income Taxes, the Company reduced previously unrecognized tax benefits by $.2 million primarily due to the expiration of statute of limitations. The Company recognized $.5 million of additional unrecognized tax benefits for the three month period ended September 30, 2013 due to a decrease of unrecognized tax benefits which the Company considers to have been effectively settled.

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

The following is a rollforward of the product warranty reserve:

	Nine month period ended September 30,
	2013	2012
Balance at the beginning of period	$1,229	$824
Additions charged to income	245	1,009
Warranty usage	(357)	(649)
Currency translation	(32)	11

End of period balance	$1,085	$1,195

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

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weaken against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into less dollars. On average, foreign currencies weakened against the U.S. dollar in the first nine months of 2013. The most significant currencies that contributed to this movement were the South African rand, the Brazilian real and the Australian dollar. On a reportable segment basis, the unfavorable impact of foreign currency on net sales and net income for the three and nine month periods ended September 30, 2013, was as follows:

	Net Sales		Net Income
	Three months	Nine Months	Three months	Nine Months
The Americas	$(1.4)	$(3.3)	$(0.1)	$(0.2)
EMEA	(0.7)	(1.9)	(0.2)	(0.4)
Asia-Pacific	(2.2)	(2.3)	0.1	0.2

Total	$(4.3)	$(7.5)	$(0.2)	$(0.4)

The global financial and economic conditions continue to be volatile but our financial condition continues to remain strong despite the continued uncertainties caused by the Eurozone crisis and reduced growth in areas of the Asia-Pacific segment. Despite the current global economy, we believe our business fundamentals are sound and strategically well-positioned as we remain focused on managing costs, increasing sales volumes and delivering value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 6% and can borrow needed funds at an attractive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2012

The following table sets forth a summary of the Company’s Statement of Consolidated Income and the percentage of net sales for the three month periods ended September 30, 2013 and 2012. The Company’s past operating results are not necessarily indicative of future operating results.

	Three month period ended September 30
Thousands of dollars	2013		2012		Change	% Change
Net sales	$100,828	100.0%	$114,206	100.0%	$(13,378)	(12)%
Cost of products sold	69,168	68.6%	75,699	66.3%	(6,531)	(9)

GROSS PROFIT	31,660	31.4%	38,507	33.7%	(6,847)	(18)
Costs and expenses	23,393	23.2%	25,348	22.2%	(1,955)	(8)

OPERATING INCOME	8,267	8.2%	13,159	11.5%	(4,892)	(37)
Other income (expense)	277	0.3%	251	0.2%	26	10

INCOME BEFORE INCOME TAXES	8,544	8.5%	13,410	11.7%	(4,866)	(36)
Income taxes	2,440	2.4%	4,126	3.6%	(1,686)	(41)

NET INCOME	$6,104	6.1%	$9,284	8.1%	$(3,180)	(34)%

Net sales. For the three month period ended September 30, 2013, net sales were $100.8 million, a decrease of $13.4 million, or 12%, from the three month period ended September 30, 2012. Excluding the effect of currency translation, net sales decreased 8% as summarized in the following table:

	Three month period ended September 30
				Change	Change
thousands of dollars	2013	2012	Change	due to currency translation	excluding currency tranlation	% change
Net sales
PLP-USA	$33,763	$41,291	$(7,528)	$0	$(7,528)	(18)%
The Americas	23,507	23,791	(284)	(1,412)	1,128	5
EMEA	14,802	18,357	(3,555)	(674)	(2,881)	(16)
Asia-Pacific	28,756	30,767	(2,011)	(2,200)	189	1

Consolidated	$100,828	$114,206	$(13,378)	$(4,286)	$(9,092)	(8)%

The decrease in PLP-USA net sales of $7.5 million, or 18%, was primarily due to a volume decrease of $4.6 million coupled with a price/mix decrease of $2.9 million. International net sales for the three month period ended September 30, 2013 were unfavorably affected by $4.3 million when local currencies were converted to U.S. dollars. The following discussions of changes in net sales exclude the effect of currency translation. The Americas net sales of $23.5 million increased $1.1 million, or 5%, primarily related to an increase in solar related sales in the region of $2.5 million partially offset by a decrease in energy and transmission sales volume of $1.4 million. EMEA net sales of $14.8 million decreased $2.9 million primarily due to lower sales volume in the region. EMEA’s net sales for the three month period ended September 30, 2012 were strengthened by significant investment in the region’s infrastructure coupled with significant transmission projects in the region. Asia-Pacific’s net sales of $28.8 million increased $.2 million primarily due to several significant energy transmission projects in the region partially offset by government deferrals of construction of transmission lines in certain locations in the region.

Gross profit. Gross profit of $31.7 million for the three month period ended September 30, 2013 decreased $6.8 million, or 18%, compared to the three month period ended September 30, 2012. Excluding the effect of currency translation, gross profit decreased 15% as summarized in the following table:

	Three month period ended September 30
thousands of dollars	2013	2012	Change	Change due to currency translation	Change excluding currency translation	% change
Gross profit
PLP-USA	$13,183	$13,958	$(775)	$0	$(775)	(6)%
The Americas	6,133	7,717	(1,584)	(365)	(1,219)	(16)
EMEA	5,286	7,076	(1,790)	(302)	(1,488)	(21)
Asia-Pacific	7,058	9,756	(2,698)	(437)	(2,261)	(23)

Consolidated	$31,660	$38,507	$(6,847)	$(1,104)	$(5,743)	(15)%

PLP-USA gross profit of $13.2 million decreased $.8 million compared to 2012. Of PLP-USA’s $.8 million decrease in gross profit, $2.5 million was due to lower net sales partially offset by $.4 million of lower pension expense, a decrease in warranty expenses of $.2 million, lower consulting expenses of $.2 million and better production margins due to sales mix. International gross profit for the three month period ended September 30, 2013 was unfavorably impacted by $1.1 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit decrease of $1.2 million was primarily the result of lower material margins in the region of $2 million due to the change in the mix of products sold partially offset by better production margins of $.8 million. The EMEA gross profit decreased $1.5 million as a result of $1.1 million from lower net sales coupled with higher product costs of $.4 million. Asia-Pacific gross profit of $7.1 million decreased $2.3 million due to higher product costs in the region.

Costs and expenses. Costs and expenses of $23.4 million for the three month period ended September 30, 2013 decreased $2 million, or 8%, compared to 2012. Excluding the effect of currency translation, costs and expenses decreased 4% as summarized in the following table:

	Three month period ended September 30
thousands of dollars	2013	2012	Change	Change due to currency translation	Change excluding currency translation	% change
Costs and expenses
PLP-USA	$8,289	$8,399	$(110)	$0	$(110)	(1)%
The Americas	4,180	4,835	(655)	(266)	(389)	(8)
EMEA	3,214	2,942	272	(90)	362	12
Asia-Pacific	7,710	9,172	(1,462)	(597)	(865)	(9)

Consolidated	$23,393	$25,348	$(1,955)	$(953)	$(1,002)	(4)%

PLP-USA costs and expenses decreased $.1 million primarily due to lower commissions of $.2 million, lower employee related costs of $1 million, and a net gain on the disposal of capital assets of $.2 million, partially offset by lower net foreign currency exchange gains of $.4 million, an increase in consulting of $.2 million, higher professional fees of $.1 million, an increase in intercompany related expenses of $.1 million, an increase in advertising of $.1 million and intercompany debt forgiveness of $.4 million. The foreign currency exchange gains are primarily related to translating foreign denominated loans, trade receivables and royalty receivables from our foreign subsidiaries at the quarter end exchange rates. International costs and expenses for the three month period ended September 30, 2013 were favorably impacted by $1 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $4.2 million decreased $.4 million due to a decrease in employee related costs coupled with lower net foreign currency exchange losses of $.1 million in the region. EMEA costs and expenses of $3.2 million increased $.4 million compared to 2012 due primarily to higher net foreign currency exchange losses of $.4 million coupled with higher research and engineering product testing partially offset by lower commissions of $.1 million. Asia-Pacific costs and expenses of $7.7 million decreased $.9 million primarily due to lower employee related costs in the region coupled with lower bad debt expense of $.2 million, a $.4 million decrease in costs and expenses related to our AEM acquisition on January 31, 2012 due to consolidating our locations in Australia and a decrease in intercompany related expenses of $.1 million partially offset by $.2 million reduction in the fair value of the acquisition earn-out consideration payment and higher net foreign currency exchange losses of $.4 million,.

Other income. Other income for the three month period ended September 30, 2013 of $.3 million remained relatively unchanged compared to 2012.

Income taxes. Income taxes for the three month period ended September 30, 2013 of $2.4 million was $1.7 million lower than the same period in 2012. The effective tax rate for the three month period ended September 30, 2013 was 29% compared to 31% for the same period in 2012. The effective tax rate for three month period ended September 30, 2013 is lower than the U.S. federal statutory rate of 35% primarily due to increased earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested. The lower effective tax rate for the three month period ended September 30, 2013 compared with the same period for 2012 was primarily related to favorable discrete items recognized in the quarter for a decrease of unrecognized tax benefits which the Company considers to have been effectively settled.

Net income. As a result of the preceding items, net income for the three month period ended September 30, 2013 was $6.1 million, compared to $9.3 million for the three month period ended September 30, 2012. Excluding the effect of currency translation, net income decreased $3 million as summarized in the following table:

	Three month period ended September 30
thousands of dollars	2013	2012	Change	Change due to currency translation	Change excluding currency translation	% change
Net income
PLP-USA	$3,220	$3,404	$(184)	$0	$(184)	(5)%
The Americas	1,457	2,292	(835)	(79)	(756)	(33)
EMEA	1,618	3,254	(1,636)	(152)	(1,484)	(46)
Asia-Pacific	(191)	334	(525)	90	(615)	NM

Consolidated	$6,104	$9,284	$(3,180)	$(141)	$(3,039)	(33)%

NM - Not meaningful.

PLP-USA net income decreased $.2 million due to a $.7 million decrease in operating income partially offset by a decrease in income taxes of $.5 million. International net income for the three month period ended September 30, 2013 was unfavorably affected by $.1 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income decreased $.8 million as a result of a $.8 million decrease in operating income partially offset by lower income taxes. EMEA net income decreased $1.5 million as a result of a decrease in operating income of $1.9 million partially offset by lower income taxes of $.4 million. Asia-Pacific net income decreased $.6 million as a result of lower operating income of $1.4 million partially offset by lower income taxes of $.8 million.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2012

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the nine month periods ended September 30, 2013 and 2012. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine month period ended September 30
Thousands of dollars	2013		2012		Change	% Change
Net sales	$311,233	100.0%	$334,992	100.0%	$(23,759)	(7)%
Cost of products sold	210,725	67.7%	223,507	66.7%	(12,782)	(6)

GROSS PROFIT	100,508	32.3%	111,485	33.3%	(10,977)	(10)
Costs and expenses	74,885	24.1%	76,547	22.9%	(1,662)	(2)

OPERATING INCOME	25,623	8.2%	34,938	10.4%	(9,315)	(27)
Other income (expense)	518	0.2%	576	0.2%	(58)	(10)

INCOME BEFORE INCOME TAXES	26,141	8.4%	35,514	10.6%	(9,373)	(26)
Income taxes	8,686	2.8%	11,501	3.4%	(2,815)	(24)

NET INCOME	$17,455	5.6%	$24,013	7.2%	$(6,558)	(27)%

Net sales. For the nine month period ended September 30, 2013, net sales were $311.2 million, a decrease of $23.8 million, or 7%, from the nine month period ended September 30, 2012. Excluding the unfavorable effect of currency translation, net sales decreased 5% as summarized in the following table:

	Nine month period ended September 30
thousands of dollars	2013	2012	Change	Change due to currency translation	Change excluding currency tranlation	% change
Net sales
PLP-USA	$112,297	$125,650	$(13,353)	$0	$(13,353)	(11)%
The Americas	65,672	69,844	(4,172)	(3,337)	(835)	(1)
EMEA	47,609	50,014	(2,405)	(1,856)	(549)	(1)
Asia-Pacific	85,655	89,484	(3,829)	(2,324)	(1,505)	(2)

Consolidated	$311,233	$334,992	$(23,759)	$(7,517)	$(16,242)	(5)%

The decrease in PLP-USA net sales of $13.4 million, or 11%, was primarily due to $11.2 million volume decrease coupled with $2.2 million due to price/mix. International net sales for the nine month period ended September 30, 2013 were unfavorably affected by $7.5 million when local currencies were converted to U.S. dollars. The following discussions of changes in net sales exclude the effect of currency translation. The Americas net sales decreased $.8 million, or 1%, primarily due to a decrease in energy sales volume of $1.1 million partially offset by an increase in solar sales of $.3 million. EMEA net sales of $47.6 million decreased $.5 million, or 1%, primarily due to significant energy transmission investment in the region in 2012 that did not repeat in 2013. Asia-Pacific net sales of $85.7 million decreased $1.5 million, or 2%, primarily due to lower transmission projects in the region compared to 2012.

Gross profit. Gross profit of $100.5 million for the nine month period ended September 30, 2013 decreased $11 million, or 10%, compared to the nine month period ended September 30, 2012. Excluding the effect of currency translation, gross profit decreased 8% as summarized in the following table:

	Nine month period ended September 30
thousands of dollars	2013	2012	Change	Change due to currency translation	Change excluding currency translation	% change
Gross profit
PLP-USA	$43,121	$45,350	$(2,229)	$0	$(2,229)	(5)%
The Americas	18,152	21,562	(3,410)	(799)	(2,611)	(12)
EMEA	16,481	18,054	(1,573)	(805)	(768)	(4)
Asia-Pacific	22,754	26,519	(3,765)	(448)	(3,317)	(13)

Consolidated	$100,508	$111,485	$(10,977)	$(2,052)	$(8,925)	(8)%

PLP-USA gross profit of $43.1 million decreased $2.2 million compared to 2012. Of PLP-USA’s $2.2 million decrease in gross profit, $4.8 million was due to lower net sales partially offset by $1.3 million of lower pension related expenses, a net decrease in warranty expense of $.8 million and a decrease in the elimination of intercompany profit in ending inventories. International gross profit for the nine month period ended September 30, 2013 was unfavorably impacted by $2.1 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit decrease of $2.6 million was primarily the result of $.6 million from lower net sales, higher material costs of $2.3 million partially offset by lower production costs $.3 million. The EMEA gross profit decrease of $.8 million was the result of $.3 million from lower net sales coupled with higher product costs of $.5 million. Asia-Pacific gross profit decreased $3.3 million as a result of overall higher product costs in the region.

Costs and expenses. Costs and expenses of $74.9 million for the nine month period ended September 30, 2013 decreased $1.7 million, or 2%, compared to 2012. Excluding the effect of currency translation, costs and expenses decreased less than 1% as summarized in the following table:

	Nine month period ended September 30
thousands of dollars	2013	2012	Change	Change due to currency translation	Change excluding currency translation	% change
Costs and expenses
PLP-USA	$28,579	$27,500	$1,079	$0	$1,079	4%
The Americas	12,335	13,918	(1,583)	(595)	(988)	(7)
EMEA	10,143	9,291	852	(293)	1,145	12
Asia-Pacific	23,828	25,838	(2,010)	(615)	(1,395)	(5)

Consolidated	$74,885	$76,547	$(1,662)	$(1,503)	$(159)	—%

PLP-USA costs and expenses increased $1.1 million primarily due to higher net foreign currency exchange losses of $1.5 million, a $.2 million increase in advertising, higher professional fees of $.4 million, a $.4 million increase due to intercompany debt forgiveness, and higher intercompany related expenses of $.4 million partially offset by lower employee related expenses of $.6 million, a $.2 million net gain on capital assets, lower commissions of $.5 million, a decrease in travel expense of $.2 million, and a $.1 million decrease in consulting expenses. The foreign currency exchange losses are primarily related to translating foreign denominated loans, trade receivables and royalty receivables from our foreign subsidiaries at the quarter end exchange rates. International costs and expenses for the nine month period ended September 30, 2013 were favorably impacted by $1.5 million when local currencies were translated to U.S. dollars. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses of $12.3 million decreased $1 million due to a $1.1 million VAT refund and related interest and inflation from an income tax refund at our Brazilian location coupled with lower net foreign currency exchanges losses of $.1 million partially offset by an increase of $.3 million due to higher costs related to PLP-Argentina which began in June 2012 coupled with higher commissions of $.1 million. EMEA costs and expenses of $10.1 million increased $1.1 million compared to 2012 due primarily to higher intercompany related expenses in the region of $.5 million coupled with higher net foreign currency exchange losses of $.2 million, and higher employee related costs in the region. Asia-Pacific costs and expenses of $23.8 million decreased $1.4 million primarily due to lower intercompany related expenses of $.3 million, a decrease in costs and expenses of $.7 million due to consolidating our Australian locations, lower personnel related costs, lower bad debt expense of $.5 million and lower system implementation costs in the region partially offset by a $.9 million increase in net foreign currency exchange losses and $.2 million reduction in the fair value of the acquisition earn-out consideration payment in 2012.

Other income (expense). Other income for the nine month period ended September 30, 2013 of $.5 million remained relatively unchanged compared to the nine month period ended September 30, 2012.

Income taxes. Income taxes for the nine month period ended September 30, 2013 of $8.7 million was $2.8 million lower than the same period in 2012. The effective tax rate for the nine month period ended September 30, 2013 was 33% compared to 32% for the same period in 2012. The effective tax rate for nine month period ended September 30, 2013 is lower than the U.S. federal statutory rate of 35% primarily due to increased earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested and favorable discrete items recognized in the quarter for a decrease of unrecognized tax benefits which the Company considers to have been effectively settled. The higher effective tax rate for the nine month period ending September 30, 2013 compared with the same period for 2012 was primarily due to the Company’s decision not to recognize the tax benefit attributable to operating losses in certain foreign jurisdictions, partially offset by favorable discrete items recognized in the quarter.

Net income. As a result of the preceding items, net income for the nine month period ended September 30, 2013 was $17.5 million, compared to $24 million for the nine month period ended September 30, 2012. Excluding the effect of currency translation, net income decreased $6.1 million as summarized in the following table:

	Nine month period ended September 30
thousands of dollars	2013	2012	Change	Change due to currency translation	Change excluding currency translation	% change
Net income
PLP-USA	$9,418	$10,965	$(1,547)	$0	$(1,547)	(14)%
The Americas	4,476	5,738	(1,262)	(159)	(1,103)	(19)
EMEA	4,907	6,806	(1,899)	(380)	(1,519)	(22)
Asia-Pacific	(1,346)	504	(1,850)	74	(1,924)	(382)

Consolidated	$17,455	$24,013	$(6,558)	$(465)	$(6,093)	(25)%

PLP-USA net income decreased $1.5 million due to a $3.3 million decrease in operating income partially offset by lower income taxes of $1.7 million and an increase in other income of $.1 million. International net income for the nine month period ended September 30, 2013 was unfavorably affected by $.5 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income decreased $1.1 million as a result of a $1.6 million decrease in operating income partially offset by lower income taxes of $.6 million. EMEA’s net income decreased $1.5 million due to a $1.9 million decrease in operating income partially offset by lower taxes of $.4 million. Asia-Pacific’s net income decreased $1.9 million due to a decrease in operating income of $1.9 million.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In 2013, we used cash of $15.9 million for capital expenditures. We ended the third quarter of 2013 with $31.2 million of cash and cash equivalents. We believe we have adequate sources of liquidity including additional borrowing capacity of $74.4 million and that we have the ability to generate cash to meet existing or reasonably likely future cash requirements. Our cash and cash equivalents are held in various locations throughout the world. At September 30, 2013, the majority of our cash and cash equivalents are held outside the U.S. We expect accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Our financial position remains strong and our current ratio at September 30, 2013 and December 31, 2012 was 3.5 to 1 and 3.3 to 1, respectively. At September 30, 2013, our unused availability under our line of credit was $74.4 million and our bank debt to equity percentage was 6%. On May 24, 2012, we amended our credit facility to increase the borrowing amount to $90 million, and extended the term to January 2015. The amendment to the credit facility lowered the interest rate from LIBOR plus 1.25% to LIBOR plus 1.125%. The line of credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At September 30, 2013 and December 31, 2012, we were in compliance with these covenants.

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

We earn a significant amount of our operating income outside the United States, which, except for current earnings, is deemed to be indefinitely reinvested in foreign jurisdictions. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash and cash equivalents from operations to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment, and capital expenditures, for the next 12 months.

Sources and Uses of Cash

Cash increased $3 million for the nine month period ended September 30, 2013. Net cash provided by operating activities was $14.5 million. The cash used in investing and financing was $13 million primarily due to capital expenditures of $15.9 million, common share repurchases of $3.2 million, dividends paid of $1.2 million, and an earn-out consideration payment of $.5 million, partially offset by net borrowings of $6 million, $.5 million from proceeds from the sale of property and equipment, and $1.2 million from proceeds from the issuance of common shares.

Net cash provided by operating activities for the nine month period ended September 30, 2013 decreased $20.8 million compared to the nine month period ended September 30, 2012 primarily as a result of a decrease in net income of $6.6 million, an increase in operating assets (net of operating liabilities) of $13.7 million, and a decrease in non-cash items of $.5 million.

Net cash used in investing activities for the nine month period ended September 30, 2013 of $15.4 million represents a decrease of $3.4 million when compared to cash used in investing activities in the nine month period ended September 30, 2012. The decrease was primarily related to acquisition payments of $5.2 million in 2012 partially offset by capital expenditure increases of $.3 million and a $1.5 million decrease in proceeds from the sale of property and equipment in the nine month period ended September 30, 2013 when compared to the same period in 2012. In January 2012, we purchased Australian Electricity Systems PTY Ltd for $4.3 million, net of cash received and working capital adjustments. In March 2012, we purchased all of the assets of Forma Line Industries CC in South Africa for $.9 million, net of cash received and working capital adjustments. Capital expenditures were due mostly to investments in PLP-USA of $8.8 million coupled with purchase of a building and machinery at our EMEA segment and information technology system implementation and machinery and equipment in our Asia-Pacific segment.

Net cash provided by financing activities for the nine month period ended September 30, 2013 was $2.4 million compared to $20.6 million of net cash used in financing activities for the nine month period ended September 30, 2012. The increase of $23 million was primarily a result of an increase in debt borrowings in 2013 of $6 million compared to a reduction in debt in 2012 of $14.5 million coupled with a decrease in acquisition-related earn-out payments of $.6 million, a decrease in dividends paid of $2.1 million due to accelerating dividends in 2012 and an increase in proceeds from the issuance of common stock of $.8 million, partially offset by an increase in the purchase of common shares for treasury of $1.2 million.

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

As of September 30, 2013, the Company had no foreign currency forward exchange contract outstanding. The Company does not hold derivatives for trading purposes.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $15.6 million at September 30, 2013. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.1 million for the nine month period ended September 30, 2013.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $6.2 million and on Income before income tax of $2 million which predominately relates to translating foreign denominated intercompany loans and receivables.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2013 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 4, 2010, the Company announced that the Board of Directors authorized a plan to repurchase up to 250,000 of Preformed Line Products common shares. The repurchase plan does not have an expiration date. The following table includes repurchases for the three month period ended September 30, 2013.

Company Purchases of Equity Securities
Period (2013)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July	0	0	162,268	87,732
August	5,000	$71.43	167,268	82,732
September	0	0	167,268	82,732

Total	5,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Executive Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Executive Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2013	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2013	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer and Vice President—Finance
(Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Executive Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Executive Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.