Form 10-K
period 2013-12-31
PREFORMED LINE PRODUCTS CO
filed 2014-03-14
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2013 was $164,466,770 based on the closing price of such common shares, as reported on the NASDAQ National Market System. As of March 7, 2014, there were 5,392,597 common shares of the Company ($2 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2014 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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

The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:

•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States (U.S.), Canada, Australia and Western Europe and may not grow as expected in developing regions;

•	The ability of our customers to raise funds needed to build the facilities their customers require;

•	Technological developments that affect longer-term trends for communication lines such as wireless communication;

•	The decreasing demands for product supporting copper-based infrastructure due to the introduction of products using new technologies or adoption of new industry standards;

•	The Company’s success at continuing to develop proprietary technology and maintaining high quality products and customer service to meet or exceed new industry performance standards and individual customer expectations;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful at expanding the Company’s product line or production facilities into new areas;

•	The Company’s ability to identify, obtain funding for, complete and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	Changes in significant government regulations affecting environmental compliances;

•	The telecommunication market’s continued deployment of Fiber-to-the-Premises;

•	The potential impact of the global economic condition on the Company’s ongoing profitability and future growth opportunities in our core markets in the U.S. and other foreign countries where the financial situation is expected to be similar going forward;

•	The continued support by federal, state, local and foreign governments in incentive programs for upgrading electric transmission lines and promoting renewable energy deployment; and

•	Those factors described under the heading “Risk Factors” on page 12.

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

Formed Wire Products and Related Hardware Products are used in the energy, communications, cable and special industries (i.e., metal building, tower and antenna industries, the agriculture and arborist industries, and marine systems industry) to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics (e.g., vibration). Formed wire products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape. Advantages of using the Company’s helical formed wire products are that they are economical, dependable and easy to use. The Company introduced formed wire products to the power industry over 60 years ago and such products enjoy an almost universal acceptance in the Company’s markets. Related hardware products include hardware for supporting and protecting transmission conductors, spacers, spacer-dampers, stockbridge dampers, corona suppression devices and various compression fittings for dead-end applications. Formed wire and related hardware products are approximately 68% of the Company’s revenues in 2013, 69% in 2012 and 67% in 2011.

Protective Closures, including splice cases, are used to protect fixed line communication networks, such as copper cable or fiber optic cable, from moisture, environmental hazards and other potential contaminants. Protective closures are approximately 16% of the Company’s revenues in 2013, 2012 and 2011.

Data Communication Cabinets are products used in high-speed data systems to hold and protect electronic equipment. Data communication cabinets are approximately 2% of the Company’s revenues in 2013 and 3% in 2012 and 2011.

Plastic Products, including guy markers, tree guards, fiber optic cable markers and pedestal markers, are used in energy, communications, cable television and special industries to identify power conductors, communication cables and guy wires. Plastic products are approximately 4% of the Company’s revenues in 2013 and 2012 and 3% in 2011.

Other Products include hardware assemblies, pole line hardware, resale products, underground connectors, solar hardware systems and urethane products. They are used by energy, renewable energy, communications, cable and special industries for various applications and are defined as products that complement the Company’s core line offerings. Other products are approximately 10% of the Company’s revenues in 2013, 8% of the Company’s revenue in 2012 and 11% of the Company’s revenues in 2011.

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

The success of the Company’s formed wire products in the U.S. led to expansion abroad. The first international license agreement was established in the mid-1950s in Canada. In the late 1950s the Company’s products were being sold through joint ventures and licensees in Canada, England, Germany, Spain and Australia. Additionally, the Company began export operations and promoted products into other selected offshore markets. The Company continued its expansion program, bought out most of the original licensees, and, by the mid-1990s, had complete ownership of operations in Australia, Brazil, Canada, Great Britain, South Africa and Spain and by 2002 we had complete ownership of operations in Mexico and China. The Company’s international subsidiaries have the necessary infrastructure (i.e. manufacturing, engineering, marketing and general management) to support local business activities. Each is staffed with local personnel to ensure that the Company is well versed in local business practices, cultural constraints, technical requirements and the intricacies of local client relationships.

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

In 2009, the Company acquired a 33.3% investment in Proxisafe Ltd. Proxisafe is a Canadian developmental company formed to design and commercialize new industrial safety equipment located in Calgary, Alberta. As of December 31, 2013, the Company owned 25.93% in Proxisafe.

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

Fiber optic cable was first deployed in the outside plant environment in the early 1980s. Through fiber optic technologies, a much greater amount of both voice and data communication can be transmitted reliably. In addition, this technology solved the cable congestion problem that the large count copper cable was causing in underground, buried and aerial applications. The Company developed and adapted copper closures for use in the emerging fiber optic world. In the late 1980s, the Company developed a series of splice cases designed specifically for fiber application. In the mid-1990s, the Company developed its plastic COYOTE® Closure, and has since expanded the product line to address Fiber-to-the-Premise (FTTP) applications. The COYOTE Closure is an example of the Company developing a new line of proprietary products to meet the changing needs of its customers.

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

Electric Utilities - Transmission. The electric transmission grid is the interconnected network of high voltage aluminum conductors used to transport large blocks of electric power from generating facilities to distribution networks. Currently, there are three major power grids in the U.S.: the Eastern Interconnect, the Western Interconnect and the Texas Interconnect. Virtually all electrical energy utilities are connected with at least one other utility by one of these major grids. The Company believes that the transmission grid has been neglected throughout much of the U.S. for more than two decades. Additionally, because of deregulation, some electric utilities have turned this responsibility over to Independent System Operators (ISOs), who have also been slow to add transmission lines. With demand for power now exceeding supply in some areas, the need for the movement of bulk power from the energy-rich areas to the energy-deficient areas means that new transmission lines will likely be built and many existing lines will likely be refurbished. Connecting renewable energy sources to the grid should also attract new investment to fund transmission infrastructure projects in the future. The Company believes that this will generate growth for the Company’s products in this market over at least the next several years. In addition, increased construction of international transmission grids is occurring in many regions of the world. However, consolidations in the markets that the Company services with increased global competition may also have an adverse impact on the Company’s revenues.

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

Renewable Energy. The renewable energy market includes residential consumers, commercial businesses, off-grid operators, and utility companies that have an interest in alternative energy sources. Environmental concerns along with federal, state and local utility incentives have fueled demand for renewable energy systems including solar, wind and biofuel. The industry continues to grow as advancements in technology lead to greater efficiencies which drive down overall system costs. The Company currently provides hardware solutions, system design and installation services for solar power applications. The Company markets and sells these products and services to end-users, distributors, installers and integrators.

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

Data Communication. The data communication market is being driven by the continual demand for increased bandwidth. Growing Internet Service Providers (ISPs), construction in Wide Area Networks (WANs) and demand for products in the workplace are all key elements to the increased demand for the racking and cabinet products made by the Company. The Company’s products are sold to a number of categories of customers including, (i) ISPs, (ii) large companies and organizations which have their own local area network for data communication, and (iii) distributors of structured cabling systems and components for use in the above markets.

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

International Operations

The international operations of the Company are essentially the same as its domestic (PLP-USA) business. The Company manufactures similar types of products in its international plants as are sold domestically, sells to similar types of customers and faces similar types of competition (and in some cases, the same competitors). Sources of supply of raw materials are not significantly different internationally. See Note L in the Notes To Consolidated Financial Statements for information and financial data relating to the Company’s international operations that represent reportable segments.

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

Early in its history, the Company recognized the need to understand the performance of its products and the needs of its customers. To that end, the Company developed a 29,000 square foot Research and Engineering Center located at its corporate headquarters in Mayfield Village, Ohio. In 2013, the Company expanded its Research and Engineering Center by an additional 8,000 square feet. Using the Research and Engineering Center, engineers and technicians simulate a wide range of external conditions encountered by the Company’s products to ensure quality, durability and performance. The work performed in the Research and Engineering Center includes advanced studies and experimentation with various forms of vibration. This work has contributed significantly to the collective knowledge base of the industries the Company serves and is the subject matter of many papers and seminars presented to these industries.

The Company believes that its Research and Engineering Center is one of the most sophisticated in the world in its specialized field. The Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling. Today, the Company’s reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a competitive advantage. In addition to testing, the work done at the Company’s Research and Development Center continues to fuel product development efforts. For example, the Company estimates that approximately 18% of 2013 revenues were attributed to products developed by the Company in the past five years. In addition, the Company’s position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations which are charged with the responsibility of establishing industry wide specifications and performance criteria, including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission). Research and development costs are expensed as incurred. Research and development costs for new products were $2.3 million in 2013, $2.1 million in 2012 and $2.4 million in 2011.

Patents and Trademarks

The Company applies for patents in the U.S. and other countries, as appropriate, to protect its significant patentable developments. As of December 31, 2013, the Company had in force 35 U.S. patents and 85 international patents in 23 countries and had pending 15 U.S. patent applications and 51 international applications. While such domestic and international patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company’s business. The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company’s business as a whole or to any of its businesses. Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks. The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology. As of December 31, 2013, the Company had obtained U.S. registration on 31 trademarks and three trademark applications remained pending. International registrations amounted to 251 registrations in 38 countries, with nine pending international registrations.

Since June 8, 1995, U.S. patents have been issued for terms of 20 years beginning with the date of filing of the patent application. Prior to that time, a U.S. patent had a term of 17 years from the date of its issuance. Patents issued by international countries generally expire 20 years after filing. U.S. and international patents are not renewable after expiration of their initial term. U.S. and international trademarks are generally perpetual, renewable in 10-year increments upon a showing of continued use. To the knowledge of management, the Company is not subject to any significant allegation or charges of infringement of intellectual property rights by any organization.

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

The Company’s primary domestic competitor for pressurized copper closures is the 3M Company. Based on its experience in the industry, the Company believes it maintains a strong market share position.

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

Raw material costs were, in general, flat during 2013. The Company expects price levels to continue to be stable during 2014.

Backlog Orders

The Company’s backlog was approximately $47.7 million at the end of 2013 and $58.4 million at the end of 2012. All customer orders entered are firm at the time of entry. Substantially all orders are shipped within a two to four week period unless the customer requests an alternative date.

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

The Company believes it is in compliance in all material respects, with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability. The Company does not expect to make any material capital expenditure during 2014 for environmental control facilities. The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays. However, the Company does not believe that these expenditures should ultimately result in a material adverse effect on its financial position or results of operations. The Company cannot predict the precise effect such future requirements, if enacted, would have on the Company. The Company believes that such regulations would be enacted over time and would affect the industry as a whole.

Employees

At December 31, 2013, the Company had 2,794 employees. Approximately 27% of the Company’s employees are located in the U.S.

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

The Company’s cost of sales may be materially adversely affected by increases in the market prices of the raw materials used in the Company’s manufacturing processes. The Company may not be able to pass on price increases in raw materials to the Company’s customers through increases in product prices. As a result, the Company’s operating results could be adversely affected. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission established disclosure requirements regarding the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo and adjoining countries (“Conflict Mineral Rules”). These requirements could adversely affect the availability and pricing of conflict minerals used in the Company’s products.

The Company’s international operations subject the Company to additional business risks that may have a material adverse effect on the Company’s business, operating results and financial condition.

International sales account for a substantial portion of the Company’s net sales (60%, 59% and 60% in 2013, 2012 and 2011, respectively) and the Company expects these sales will increase as a percentage of net sales in the future. Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, which could materially adversely affect U.S. dollar revenues or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, reduced or limited protection of intellectual property rights, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards. The Company is subject to foreign currency volatility which could materially impact the Company’s results. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. These risks of conducting business internationally may have a material adverse effect on the Company’s business, operating results and financial condition.

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

The Company may have interruptions in or lose business due to the uncertainty of the global economy, specifically the potential impact of bankruptcy among the Company’s suppliers and lack of available funding for the Company’s customers.

The Company relies on sole source manufacturers for certain materials that complement the Company’s product lines. The current state of economic uncertainty presents a risk that existing suppliers could go out of business or significantly raise their prices. If, due to any of these risk factors, the Company had to relocate the tooling and processes to other manufacturers, there could be an adverse effect on the supply and the Company’s ability to make products on a timely basis. In addition, the demand for the Company’s products is significantly affected by the amount of discretionary business and consumer spending, each of which is impacted by the uncertainty of the global economy. The liquidity and financial position of the Company’s customers could also impact their ability to pay in full and/or on a timely basis. This lack of funding could have a negative impact on the Company’s results of operations.

The Company may be adversely impacted by laws, regulation, and litigation.

The Company is subject to various laws and regulation. For example, extensive environmental regulations related to air and water quality, the discharge of pollutants, the handling of toxic waste and the handling and transport of products and components classified as hazardous impact our daily operations. Recently, the Conflict Mineral Rules mandated extensive due diligence to determine the source of conflict minerals for all of the Company’s locations, and may also result in potential changes to the products and sources of raw materials. The introduction of new laws or regulations, or changes in existing laws or regulations, could increase the costs of doing business.

Item 1B. Unresolved Staff Comments

The Company does not have any unresolved staff comments.

Item 2. Properties

The Company currently owns or leases 18 facilities, which together contain approximately 2.1 million square feet of manufacturing, warehouse, research and development, sales and office space worldwide. Most of the Company’s international facilities contain space for offices, research and engineering (R&E), warehousing and manufacturing with manufacturing using a majority of the space. The following table provides information regarding the Company’s principal facilities:

Location	Use	Owned/Leased	Square Feet	Reportable Segment
1. Mayfield Village, Ohio	Corporate Headquarters R&E	Owned	99,000	PLP-USA
2. Rogers, Arkansas	Manufacturing Warehouse Office	Owned	310,000	PLP-USA
3. Albemarle, North Carolina	Manufacturing Warehouse Office	Owned	261,000	PLP-USA
4. Sydney, Australia	Manufacturing R&E Warehouse Office	Building Owned; Warehouse Leased	216,900	Asia-Pacific
5. São Paulo, Brazil	Manufacturing R&E Warehouse Office	Owned	215,500	The Americas
6. Cambridge, Ontario, Canada	Manufacturing Warehouse Office	Owned	73,300	The Americas
7. Andover, Hampshire, England	Manufacturing R&E Warehouse Office	Building Owned; Land Leased	89,400	EMEA
8. Queretaro, Mexico	Manufacturing Warehouse Office	Owned	84,000	The Americas
9. Beijing, China	Manufacturing Warehouse Office	Building Owned; Land Leased	132,100	Asia-Pacific
10. Pietermarizburg, South Africa	Manufacturing R&E Warehouse Office	Owned	68,800	EMEA

11. Sevilla, Spain	Manufacturing R&E Warehouse Office	Building Owned; Warehouse Leased	74,000	EMEA
12. Albuquerque, New Mexico	Manufacturing Warehouse Office	Leased	27,700	The Americas
13. Bielsko-Biala, Poland	Manufacturing Warehouse Office	Buildings Owned; Land Leased	174,400	EMEA
14. Bekasi, Indonesia	Manufacturing Office	Owned	60,100	Asia-Pacific
15. Selangor, Malaysia	Manufacturing Warehouse Office	Leased	18,600	Asia-Pacific
16. Bangkok, Thailand	Manufacturing Warehouse Office	Owned	135,700	Asia-Pacific
17. Auckland, New Zealand	Manufacturing Warehouse Office	Leased	57,500	Asia-Pacific
18. Buenos Aires, Argentina	Manufacturing Warehouse Office	Leased	26,372	The Americas

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

Name	Age	Position
Robert G. Ruhlman	57	Chairman, President and Chief Executive Officer
Eric R. Graef	61	Chief Financial Officer, Vice President - Finance and Treasurer
William H. Haag	50	Vice President - International Operations
J. Cecil Curlee Jr.	57	Vice President - Human Resources
Dennis F. McKenna	47	Vice President - Marketing and Global Business Development
David C. Sunkle	55	Vice President - Research and Engineering and Manufacturing
Caroline S. Vaccariello	47	General Counsel and Corporate Secretary
John M. Hofstetter	49	Vice President - Sales and Global Communications Markets

The following sets forth the name and recent business experience for each person who is an executive officer of the Company at March 1, 2014.

Robert G. Ruhlman was elected Chairman in July 2004. Mr. Ruhlman has served as Chief Executive Officer since July 2000 and as President since 1995 (positions he continues to hold). Mr. Ruhlman is the brother of Randall M. Ruhlman and son of Barbara P. Ruhlman, both Directors of the Company.

Eric R. Graef was elected Vice President—Finance and Treasurer in December 1999 and Chief Financial Officer in December 2007.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on NASDAQ under the trading symbol “PLPC”. As of March 7, 2014, the Company had approximately 2,030 shareholders of record. The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company’s common shares as reported by the NASDAQ and (ii) the amount per share of cash dividends paid by the Company.

	Year ended December 31
	2013			2012
Quarter	High	Low	Dividend	High	Low	Dividend
First	$70.96	$62.48	$0.00	$70.34	$57.05	$0.20
Second	82.10	66.31	0.00	65.34	52.05	0.20
Third	74.97	65.52	0.20	59.57	52.15	0.20
Fourth	92.46	66.35	0.20	61.99	52.00	0.60

The Company on December 12, 2012 declared accelerated dividends (for dividends that otherwise would have been paid in January and April 2013) of $.40 per share on the Company’s common shares, paid December 28, 2012, to shareholders of record at the close of business on December 24, 2012.

While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company’s Board of Directors in light of the current needs of the Company. Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	116,661	$64.16	486,873
Equity compensation plans not approved by security holders	13,000	$39.95	0

Total	129,661		486,873

(1)	Up to 429,873 shares may be issued in the form of restricted shares or units under the Company’s Long-Term Incentive Plan of 2008.

Performance Graph

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the Company’s common shares with the cumulative total return of hypothetical investments in the NASDAQ Composite Index and the Peer Group Index based on the respective market price of each investment at December 31, 2008, December 31, 2009, December 31, 2010, December 31, 2011, December 31, 2012, and December 31, 2013, assuming in each case an initial investment of $100 on December 31, 2008, and reinvestment of dividends.

	2008	2009	2010	2011	2012	2013
PREFORMED LINE PRODUCTS CO	100.00	96.99	132.41	136.80	138.54	172.01
NASDAQ MARKET INDEX	100.00	144.88	170.58	171.30	199.99	283.39
PEER GROUP INDEX	100.00	176.27	214.67	181.14	175.86	260.03

Purchases of Equity Securities

On August 4, 2010, the Company announced that the Board of Directors authorized a plan to repurchase up to 250,000 of Preformed Line Products common shares. The repurchase plan does not have an expiration date. The following table includes repurchases for the three month period ended December 31, 2013.

Period (2013)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October	2,500	$70.20	169,768	80,232
November	44,200	$78.89	213,968	36,032
December	0	0	213,968	36,032

Total	46,700

Item 6. Selected Financial Data

	2013	2012	2011	2010	2009*
	(Thousands of dollars, except per share data)
Net Sales and Income
Net sales	$409,776	$439,192	$424,404	$338,305	$257,206
Operating income	31,148	44,122	45,354	28,480	19,460
Income before income taxes	31,794	44,827	45,994	30,183	29,593
Income from continuing operations, net of tax	20,587	29,286	30,984	23,008	22,833
Net income	20,587	29,286	30,984	23,008	22,833
Net loss attributable to noncontrolling interest, net of tax	0	0	0	(105)	(524)
Net income attributable to PLPC	20,587	29,286	30,984	23,113	23,357
Per Share Amounts
Net income attributable to PLPC common shareholders - basic	$3.84	$5.50	$5.89	$4.41	$4.46
Net income attributable to PLPC common shareholders - diluted	3.77	5.45	5.78	4.33	4.35
Dividends declared	0.60	1.00	0.80	0.80	0.80
PLPC Shareholders’ equity	46.81	44.83	39.91	37.44	32.58
Other Financial Information
Current assets	$185,734	$194,101	$205,490	$167,342	$138,440
Total assets	332,406	333,064	327,348	280,979	235,372
Current liabilities	52,215	58,243	61,833	56,558	46,340
Long-term debt (including current portion)	13,249	9,573	28,592	10,650	4,429
Capital leases	310	504	484	590	239
PLPC Shareholders’ equity	252,330	241,069	212,858	197,340	170,966

*	On December 18, 2009, the Company completed a business combination acquiring certain subsidiaries and other assets from Tyco Electronics. The 2009 results were impacted by a $9.1 million gain, after taxes, on the acquisition, or $1.74 per basic share and $1.69 per diluted share.

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

OVERVIEW

Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) was incorporated in Ohio in 1947. We are an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries. Our primary products support, protect, connect, terminate, and secure cables and wires. We also provide solar hardware systems and mounting hardware for a variety of solar power applications. Our goal is to continue to achieve profitable growth as a leader in the innovation, development, manufacture, and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets. We have 17 sales and manufacturing operations in 15 different countries.

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

RECENT DEVELOPMENTS

On January 31, 2014, we acquired Helix Uniformed Limited (Helix), located in Montreal, Quebec, Canada. From an accounting perspective, the acquisition is not considered material. The acquisition of Helix will diversify our business in Canada, expand our manufacturing footprint and enhance our engineering capabilities locally.

In January and March 2012, we had two acquisitions. From an accounting perspective, both acquisitions were immaterial to the Company. On January 31, 2012, we acquired Australian Electricity Systems PTY Ltd (AES) in Australia. In March 2012, we purchased all of the assets of Forma Line Industries CC in South Africa. Both acquisitions expanded our product line offerings, manufacturing capacity and provided locations in close proximity to our customers in our EMEA and Asia-Pacific segments.

MARKET OVERVIEW

Our business continues to be concentrated in the energy and communications markets. During the past several years, industry consolidation continued as distributors and service provider consolidations took place in our major markets. This trend is expected to continue in 2014. The sluggish global economy coupled with a depressed U.S. housing market have affected, and could continue to affect construction projects and negatively impact growth opportunities in our core markets in the U.S. and countries such as Spain, Poland and Great Britain where the financial situation is expected to be similar going forward.

In 2013, sales in the energy market declined due to a slowdown in the number and scale of transmission projects. Energy Distribution business was up in 2013 mainly due to increases in our core helical business around the world. We expect the energy market to be relatively flat in 2014 given continued uncertainty in global markets.

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

Our communication business in 2013 continued to face challenges throughout the world. Many communications customers continued with lower levels of capital and operational spending as the global economic uncertainty continued to negatively impact consumer spending on communication services. We continue to intensely focus on our customers and put resources towards new product development efforts. These efforts were directed at customer premise and demarcation applications which are the final connections between the network and the end consumer.

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

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weakened against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into less dollars. On average, foreign currencies weakened against the U.S. dollar in 2013. The fluctuations of foreign currencies during the year ended December 31, 2013 had an unfavorable impact on net sales of $10.5 million as compared to 2012. The most significant currencies that contributed to this movement were the South African rand, the Brazilian real and the Australian dollar. On a reportable segment basis, the unfavorable impact of foreign currency on net sales and net income for the twelve month period ended December 31, 2013, was as follows:

	Foreign Currency Impact
	Year ended December 31
Thousands of dollars	Net Sales	Net Income
The Americas	$(4,861)	$(210)
EMEA	(2,106)	(440)
Asia-Pacific	(3,531)	206

Total	$(10,498)	$(444)

Despite the current global economy, we believe our business fundamentals are sound and strategically well-positioned as we remain focused on managing costs, increasing sales volumes and delivering value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 5.7% and can borrow needed funds at an attractive interest rate under our credit facility.

The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the years ended December 31, 2013 and 2012. The Company’s past operating results are not necessarily indicative of future operating results.

	Year Ended December 31
Thousands of dollars	2013		2012		Change	% Change
Net sales	$409,776	100.0%	$439,192	100.0%	$(29,416)	(7)%
Cost of products sold	278,875	68.1%	294,754	67.1%	(15,879)	(5)

GROSS PROFIT	130,901	31.9%	144,438	32.9%	(13,537)	(9)
Costs and expenses	99,753	24.3%	100,316	22.8%	(563)	(1)

OPERATING INCOME	31,148	7.6%	44,122	10.0%	(12,974)	(29)
Other income (expense)	646	0.2%	705	0.2%	(59)	(8)

INCOME BEFORE INCOME TAXES	31,794	7.8%	44,827	10.2%	(13,033)	(29)
Income taxes	11,207	2.7%	15,541	3.5%	(4,334)	(28)

NET INCOME	$20,587	5.0%	$29,286	6.7%	$(8,699)	(30)%

2013 RESULTS OF OPERATIONS COMPARED TO 2012

Net Sales. In 2013, net sales were $409.8 million, a decrease of $29.4 million, or 7%, compared to 2012. Excluding the effect of currency translation, net sales decreased $18.9 million as summarized in the following table:

	Year Ended December 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2013	2012	Change	translation	tranlation	Change
Net sales
PLP-USA	$144,054	$162,027	$(17,973)	$0	$(17,973)	(11)%
The Americas	91,497	92,584	(1,087)	(4,861)	3,774	4
EMEA	61,543	66,272	(4,729)	(2,106)	(2,623)	(4)
Asia-Pacific	112,682	118,309	(5,627)	(3,531)	(2,096)	(2)

Consolidated	$409,776	$439,192	$(29,416)	$(10,498)	$(18,918)	(4)%

The decrease in PLP-USA net sales of $18 million, or 11%, was due to a sales volume decrease of $16.5 million and a sales mix/price decrease of $1.4 million when compared to 2012. Of the sales volume decrease of $16.5 million, $10.3 million was due to the completion of projects in the transmission market in 2012. International net sales for the year ended December 31, 2013 were unfavorably affected by $10.5 million when local currencies were converted to U.S. dollars. The following discussions of international net sales exclude the effect of currency translation. The Americas net sales of $91.5 million increased $3.8 million, or 4%, primarily due to an increase in energy sales of $2.2 million coupled with higher solar sales of $1.6 million. EMEA’s net sales of $61.5 million decreased $2.6 million, or 4%, primarily due to significant energy transmission investment in the region in 2012 that did not repeat in 2013. The decrease in the energy transmission investments primarily related to the United Kingdom’s government delays on the national grid. Asia-Pacific net sales of $112.7 million decreased $2.1 million, or 2%, compared to 2012. The decrease in net sales was primarily due to lower transmission projects in the region and sales volume decreases in data communication.

Gross Profit. Gross profit of $130.9 million for 2013 decreased $13.5 million, or 9%, compared to 2012. Excluding the unfavorable effect of currency translation, gross profit decreased $10.8 million, or 7%, as summarized in the following table:

	Year Ended December 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2013	2012	Change	translation	translation	Change
Gross profit
PLP-USA	$55,969	$58,814	$(2,845)	$0	$(2,845)	(5)%
The Americas	24,815	27,772	(2,957)	(1,217)	(1,740)	(6)
EMEA	21,146	23,358	(2,212)	(911)	(1,301)	(6)
Asia-Pacific	28,971	34,494	(5,523)	(602)	(4,921)	(14)

Consolidated	$130,901	$144,438	$(13,537)	$(2,730)	$(10,807)	(7)%

PLP-USA gross profit of $56 million decreased $2.8 million compared to 2012. As a percentage of net sales, gross profit increased from 36.3% to 38.9% of net sales in 2013. Of PLP-USA’s $2.8 million decrease in gross profit, $6.5 million was due to lower net sales partially offset by $1.7 million of lower pension related expenses, a net decrease in warranty expense of $.8 million, a decrease in the elimination of intercompany profit in ending inventory and lower consulting related expenses. International gross profit for the twelve month period ended December 31, 2013 was unfavorably affected by $2.7 million when local currencies were translated to U.S.

dollars. The following discussion of gross profit changes excludes the unfavorable effect of currency translation. The Americas gross profit decrease of $1.7 million was primarily the result of higher material costs of $4.3 million partially offset by $1.2 million from higher net sales and lower production costs of $1.4 million. The EMEA gross profit decrease of $1.3 million was primarily the result of lower net sales with relatively unchanged product margins. Asia-Pacific gross profit decreased $4.9 million as a result of lower sales, higher product costs in the region, with higher provisions for excess inventory due to changing market conditions.

Costs and expenses. Costs and expenses of $99.8 million for the year ended December 31, 2013 decreased $.6 million, or less than 1%, compared to 2012. Excluding the effect of currency translation, costs and expenses increased 2% as summarized in the following table:

	Year Ended December 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2013	2012	Change	translation	translation	Change
Costs and expenses
PLP-USA	$38,622	$35,682	$2,940	$0	$2,940	8%
The Americas	16,803	18,758	(1,955)	(876)	(1,079)	(6)
EMEA	13,325	14,092	(767)	(327)	(440)	(3)
Asia-Pacific	31,003	31,784	(781)	(932)	151	0

Consolidated	$99,753	$100,316	$(563)	$(2,135)	$1,572	2%

PLP-USA costs and expenses increased $2.9 million primarily due to higher net foreign currency exchange losses of $2.6 million, a $.4 million increase in intercompany debt forgiveness, a decrease in intercompany income of $.3 million, and an increase in legal expenses of $.5 million partially offset by lower commissions of $.6 million, a decrease in travel of $.2 million and lower consulting expense of $.1 million. The foreign currency exchange losses are primarily related to translating foreign denominated loans, trade receivables and royalty receivables from our foreign subsidiaries at the quarter end exchange rates. International costs and expenses for the twelve month period ended December 31, 2013 were favorably affected by $2.1 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses decreased $1.1 million primarily due to a $1.1 million VAT refund and related interest, inflation from an income tax refund at our Brazilian location, lower commissions of $.1 million and lower employee related costs in the region partially offset by higher net foreign currency exchange losses of $.3 million, higher intercompany related expenses of $.2 million and $.4 million due to higher costs related to geographic market expansion. EMEA costs and expenses decreased $.4 million primarily due to higher net foreign currency exchange gains of $.4 million, lower commission expense of $.1 million and intercompany debt forgiveness in the fourth quarter of 2012 of $1 million, partially offset by an increase in intercompany expenses of $.1 million and higher employee related costs and expenses. Asia-Pacific costs and expenses increased $.2 million primarily due to non-cash goodwill impairment charges of $.9 million related to two entities in the Asia-Pacific region coupled with higher commission expense of $.1 million, higher net foreign currency exchange losses of $.7 million, $1 million related to loan and intercompany interest forgiveness with our EMEA segment in 2012, a $.7 million reduction in the fair value of an acquisition earn-out consideration payment in 2012, partially offset by lower intercompany related expenses of $.2 million, a decrease in costs and expenses of $1.2 million due to the consolidation of our AES acquisition in 2012 into our Australian location and lower personnel related costs.

Other income (expense). Other income for the twelve month period ended December 31, 2013 of $.6 million decreased less than $.1 million compared to 2012 primarily due to lower Other income of $.2 million partially offset by lower net interest expense of $.1 million.

Income taxes. Income taxes for the year ended December 31, 2013 and December 31, 2012 were $11.2 million and $15.5 million, respectively. The effective tax rate on net income was 35.3% and 34.7% in 2013 and 2012, respectively. The 2013 effective tax rate is higher than the 2012 effective tax rate primarily due to the Company’s decision not to recognize the tax benefit attributable to operating losses in certain foreign jurisdictions.

The 2013 effective tax rate is higher than the 35% U.S. federal statutory tax rate primarily due to the Company’s decision not to recognize the tax benefit attributable to operating losses in certain foreign jurisdictions. The 2012 effective tax rate is lower than the 35% U.S. federal statutory tax rate primarily due to inclusion of earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate in jurisdictions where such earnings are permanently reinvested.

Net income. As a result of the preceding items, net income for the twelve month period ended December 31, 2013 was $20.6 million, compared to $29.3 million for the twelve month period ended December 31, 2012. Excluding the effect of currency translation, net income decreased $8.3 million as summarized in the following table:

	Year Ended December 31
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2013	2012	Change	translation	translation	Change
Net income
PLP-USA	$10,875	$13,290	$(2,415)	$0	$(2,415)	(18)%
The Americas	5,896	6,763	(867)	(210)	(657)	(10)
EMEA	6,047	6,840	(793)	(440)	(353)	(5)
Asia-Pacific	(2,231)	2,393	(4,624)	206	(4,830)	NM

Consolidated	$20,587	$29,286	$(8,699)	$(444)	$(8,255)	(28)%

NM-Not Meaningful

PLP-USA net income decreased $2.4 million due to a $5.8 million decrease in operating income partially offset by lower income taxes of $3.3 million and an increase in other income of $.1 million. International net income for the twelve month period ended December 31, 2013 was unfavorably affected by $.4 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income decreased $.7 million as a result of a decrease in operating income. EMEA net income decreased $.4 million as a result of a $.9 million decrease in operating income partially offset by lower taxes. Asia-Pacific net income decreased $4.8 million as a result of a $5.1 million decrease in operating income coupled with a decrease in other income of $.1 million partially offset by lower taxes.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In 2013, we used cash of $21 million for capital expenditures. We ended the fourth quarter of 2013 with $24.3 million of cash and cash equivalents. We have adequate sources of liquidity including a borrowing capacity of $37.4 million and believe we have the ability to generate cash to meet existing or reasonably likely future cash requirements. Our cash and cash equivalents are held in various locations throughout the world. At December 31, 2013, the majority of our cash and cash equivalents are held outside the U.S. We expect accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Our financial position remains strong and our current ratio at December 31, 2013 and 2012 was 3.6 to 1 and 3.3 to 1, respectively. At December 31, 2013, our unused availability under our line of credit was $37.4 million and our bank debt to equity percentage was 5.7%. On October 16, 2013, we decreased our borrowing capacity under our credit facility from $90 million to $50 million and on January 23, 2014 we extended the term to January 2017. All other terms, including the interest rate at LIBOR plus 1.125%, remain the same. The line of credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At December 31, 2013 and throughout the year, we were in compliance with these covenants.

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

We earn a significant amount of our operating income outside the United States, which, except for current earnings, is deemed to be indefinitely reinvested in foreign jurisdictions. We currently do not intend nor foresee a need to repatriate these funds. We expect domestic cash generated from operations to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment, and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Sources and Uses of Cash

Cash decreased $3.8 million for the year ended December 31, 2013. Net cash provided by operating activities was $21.5 million. The major investing and financing uses of cash were capital expenditures of $21 million, dividends of $2.3 million and common share repurchases of $6.9 million.

Net cash provided by operating activities decreased $32.2 million compared to 2012 primarily as a result of a decrease in net income of $8.7 million, an increase in operating assets (net of operating liabilities) of $26.7 million partially offset by an increase in non-cash items of $3.2 million.

Net cash used in investing activities of $24.1 million represents a decrease of $.1 million when compared to cash used in investing activities in 2012. The decrease was primarily related to business acquisition payments of $5.2 million in 2012 partially offset by a $1.4 million decrease in proceeds from the sale of property and equipment in the twelve month period ended December 31, 2013 when compared to the same period in 2012 and an increase in 2013 of $3.6 million due to restricted cash and long-term term deposits. In January 2012, we purchased AES in Australia for $4.3 million, net of cash received and working capital adjustments. In March 2012, we purchased all of the assets of Forma Line Industries CC in South Africa for $.9 million, net of cash received and working capital adjustments. Capital expenditures were $21 million in 2013, of which $10.2 million related to the expansion of our worldwide corporate headquarters and $1.9 million in machinery and equipment at our PLP-USA segment. The remainder of the expenditures was primarily due to the purchase of machinery and equipment in the EMEA, The Americas and Asia-Pacific segment and also a building in the EMEA segment.

Cash used by financing activities was $3.2 million compared to $30.4 million in 2012. This decrease in cash used by financing activities was primarily a result of net debt borrowings of $4.7 million in 2013 compared to net debt repayments of $20.7 million in 2012. Additionally, dividends paid decreased $4.2 million, earn-out payments decreased $.6 million and proceeds from the issuance of common shares increased $1 million partially offset by $4.2 million more of common shares repurchased during 2013. In December 2012, we advanced our first and second quarter expected dividend payments (which would have been payable in January and April 2013) due to the uncertainty of the U.S. tax laws.

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

Contractual obligations and other commercial commitments are summarized in the following tables:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Thousands of dollars
Notes payable to bank (A)	$1,105	$1,105	$0	$0	$0
Long-term debt (B)	13,249	195	13,054	0	0
Capital leases	345	145	130	35	0
Operating leases	18,066	2,552	3,242	2,365	9,907
Purchase commitments	3,713	3,713	0	0	0
Pension contribution and other retirement plans (C)	694	694	0	0	0
Income taxes payable, non-current (D)	0	0	0	0	0

	Amount of Commitment Expiration by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Thousands of dollars
Letters of credit	$4,724	$2,739	$1,918	$67	$0
Guarantees	1,957	1,942	0	15	0

(A)	Interest on short-term debt is included in the table at interest rates of 3.25% to 3.6% in effect at December 31, 2013.
(B)	Interest on long-term debt is included in the table at interest rates from 1.29% to 8.12% based on the variable interest rates in effect at December 31, 2013.
(C)	Amount represents the expected contribution to the Company’s defined benefit pension plan in 2014. Future expected amounts beyond one year have not been disclosed as such amounts are subject to change based on performance of the assets in the plan as well as the discount rate used to determine the obligation. At December 31, 2013, our unfunded contractual obligation was $5 million. Our Supplemental Profit Sharing Plan accrued liability at December 31, 2013 was $3 million.
(D)	As of December 31, 2013, there were $1.6 million of tax liabilities, including interest and penalties, related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, we are unable to estimate the years in which cash settlement may occur with the respective tax authorities.

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

Revenue Recognition

Our revenue recognition policies are in accordance with FASB ASC 605, Revenue Recognition. We recognize sales when title passes to the customer either when goods are shipped or when they are delivered and based on the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectability is reasonably assured. Revenue related to shipping and handling costs billed-to customers are included in net sales and the related shipping and handling costs are included in Cost of products sold.

Receivable Allowances

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2013, we recorded a provision for doubtful accounts of $.4 million. The allowance for doubtful accounts represents approximately 3% of our trade receivables at December 31, 2013 and 2% of our trade receivables at December 31, 2012.

Excess and Obsolescence Reserves

We provide excess and obsolescence reserves to state inventories at the lower of cost or estimated market value. We identify inventory items which have had no usage or are in excess of the usages over the historical 12 to 24 months. A management team with representatives from marketing, manufacturing, engineering and finance reviews these inventory items, determines the disposition of the inventory and assesses the estimated market value based on their knowledge of the product and market conditions. These conditions include, among other things, future demand for product, product utility, unique customer order patterns or unique raw material purchase patterns, changes in customer and quality issues. At December 31, 2013 the allowance for excess and obsolete inventory was 9% of gross inventory and at December 31, 2012, the allowance for excess and obsolete inventory was 7% of gross inventory. If the impact of market conditions deteriorates from those projected by management, additional inventory reserves may be necessary.

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

Our measurement date for our annual impairment test is October 1 of each year. We performed our annual impairment tests for goodwill as of October 1, 2013. We recorded impairment for goodwill for the year ended December 31, 2013 for $.9 million. We did not have any impairment for goodwill or other intangibles for the year ended December 31, 2012. See Note J for additional information.

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

ASC 740 requires subjectivity of judgments to identify outcomes and to assign probability in order to estimate the settlement amount. We provide estimates in order to determine settlement amounts. During the year ended December 31, 2013, we recognized a benefit of $.7 million for uncertain tax positions. At December 31, 2013, the total reserve for uncertain tax positions is $.6 million.

Pensions

We record obligations and expenses related to pension benefit plans based on actuarial valuations, which include key assumptions on discount rates, expected returns on plan assets and compensation increases. These actuarial assumptions are reviewed annually and modified as appropriate. The effect of modifications is generally recorded or amortized over future periods. The discount rate of 5.0% at December 31, 2013 reflects an analysis of yield curves as of the end of the year and the schedule of expected cash needs of the plan. The expected long-term return on plan assets of 8.0% reflects the plan’s historical returns and represents our best estimate of the likely future returns on the plan’s asset mix. We believe the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries. However, an increase in the discount rate would decrease the plan obligations and the net periodic benefit cost, while a decrease in the discount rate would increase the plan obligations and the net periodic benefit cost. In addition, an increase in the expected long-term return on plan assets would decrease the net periodic pension cost, while a decrease in expected long-term return on plan assets would increase the net periodic pension cost.

On December 12, 2012, we approved a freeze on further benefit accruals under the PLP-USA hourly employee pension plan and notified the participants of the freeze on December 19, 2012. Beginning February 1, 2013, participants ceased earning additional benefits under the plan and no new participants enter the plan. The plan freeze required an evaluation of the plans’ assets and obligations as of December 31, 2012, which resulted in a non-cash curtailment gain of $6.3 million, which was recognized in the Other comprehensive income (loss) during the fourth quarter 2012. The measurement of the plans’ assets and obligations also resulted in a reduction in our pension liability of $6.3 million. The evaluation did not have an effect on other components of net periodic pension expense for the year ended December 31, 2012.

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

In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB ASC Topic 740, Income Taxes (ASC 740). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application was permitted. The adoption of ASU 2013-11 did not have any impact on our financial position, results of operations, cash flows or disclosures.

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

As of December 31, 2013, the Company had no foreign currency forward exchange contract outstanding. The Company does not hold derivatives for trading purposes.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $14.4 million at December 31, 2013. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.1 million for the year ended December 31, 2013.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on net fair values of $5.5 million and on income before tax of $2.3 million.

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

A discount rate is used to determine the present value of future payments. In general, our liability increases as the discount rate decreases and decreases as the discount rate increases. The discount rate used to determine our future benefit obligation was 5.0% and 4.0% at December 31, 2013 and 2012, respectively. The discount rate is a significant factor in determining the amounts reported. A 50 basis point change in the discount rate of 5.0% used at December 31, 2013 would have a $2.5 million effect on Plan’s projected benefit obligation.

The Company developed the expected return on plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns. The Company assumed an expected rate of return of 8.0% in both 2013 and 2012. A 50 basis point change in the expected rate of return would have $.1 million effect on the Plan’s subsequent year’s net periodic pension cost.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Preformed Line Products Company

We have audited the accompanying consolidated balance sheets of Preformed Line Products Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Preformed Line Products Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Preformed Line Products Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 14, 2014

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	2013	2012
	(Thousands of dollars, except share and per share data)
ASSETS
Cash and cash equivalents	$24,291	$28,120
Accounts receivable, less allowances of $2,136 ($2,039 in 2012)	67,587	61,695
Inventories - net	73,835	86,916
Deferred income taxes	7,022	6,557
Prepaids	6,112	5,652
Prepaid taxes	3,733	2,729
Other current assets	3,154	2,432

TOTAL CURRENT ASSETS	185,734	194,101
Property, plant and equipment - net	100,461	93,326
Patents and other intangibles - net	11,787	14,038
Goodwill	13,873	15,537
Deferred income taxes	3,416	6,069
Other assets	17,135	9,993

TOTAL ASSETS	$332,406	$333,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$1,105	$217
Current portion of long-term debt	195	251
Trade accounts payable	21,750	21,822
Accrued compensation and amounts withheld from employees	10,787	12,271
Accrued expenses and other liabilities	11,118	11,967
Accrued profit-sharing and other benefits	5,086	5,387
Dividends payable	1,098	0
Income taxes payable and deferred income taxes	1,076	6,328

TOTAL CURRENT LIABILITIES	52,215	58,243
Long-term debt, less current portion	13,054	9,322
Unfunded pension obligation	5,027	13,184
Income taxes payable	1,556	2,304
Deferred income taxes	3,621	4,485
Other noncurrent liabilities	4,603	4,457
SHAREHOLDERS’ EQUITY
PLPC Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,391,074 and 5,377,937 issued and outstanding, net of 779,279 and 689,472 treasury shares at par, respectively, at December 31, 2013 and December 31, 2012	10,782	10,756
Common shares issued to rabbi trust, 253,156 and 184,036 shares at December 31, 2013 and December 31, 2012	(9,306)	(6,522)
Deferred compensation liability	9,306	6,522
Paid in capital	21,082	16,355
Retained earnings	238,168	227,622
Accumulated other comprehensive loss	(17,702)	(13,664)

TOTAL SHAREHOLDERS’ EQUITY	252,330	241,069

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$332,406	$333,064

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

	Year ended December 31
	2013	2012	2011
	(In thousands, except per share data)
Net sales	$409,776	$439,192	$424,404
Cost of products sold	278,875	294,754	283,555

GROSS PROFIT	130,901	144,438	140,849
Costs and expenses
Selling	35,704	37,093	35,825
General and administrative	44,557	46,222	44,396
Research and engineering	14,708	15,447	13,360
Other operating (income) expenses - net	3,922	1,554	1,914
Goodwill impairment	862	0	0

	99,753	100,316	95,495
OPERATING INCOME	31,148	44,122	45,354
Other income (expense)
Interest income	618	648	575
Interest expense	(450)	(597)	(827)
Other income	478	654	892

	646	705	640

INCOME BEFORE INCOME TAXES	31,794	44,827	45,994
Income taxes	11,207	15,541	15,010

NET INCOME	$20,587	$29,286	$30,984

BASIC EARNINGS PER SHARE
Net income	$3.84	$5.50	$5.89

DILUTED EARNINGS PER SHARE
Net income	$3.77	$5.45	$5.78

Cash dividends declared per share	$0.60	$1.00	$0.80

Weighted-average number of shares outstanding - basic	5,361	5,324	5,259

Weighted-average number of shares outstanding - diluted	5,467	5,371	5,358

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Year ended December 31
	2013	2012	2011
	Thousands of dollars
Net income	$20,587	$29,286	$30,984
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(8,457)	1,680	(7,460)
Recognized net actuarial loss	306	466	256
Gain (loss) on unfunded pension obligations	4,113	(2,670)	(3,825)
Gain on pension curtailment	0	3,899	0

Other comprehensive income (loss), net of tax	(4,038)	3,375	(11,029)

Less: Other comprehensive income, net of tax attributable to noncontrolling interest	0	19	(50)

Comprehensive income	$16,549	$32,680	$19,905

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year ended December 31
	2013	2012	2011
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$20,587	$29,286	$30,984
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12,088	11,564	10,525
Provision for accounts receivable allowances	837	1,416	1,292
Provision for inventory reserves	2,672	1,981	1,480
Deferred income taxes	(1,105)	(2,927)	(688)
Share-based compensation expense	3,057	3,080	2,933
Excess tax benefits from share-based awards	(357)	(197)	(203)
Goodwill impairment	862	0	0
Net investment in life insurance	10	(3)	(28)
Other - net	(56)	(137)	73
Changes in operating assets and liabilities:
Accounts receivable	(10,273)	5,047	(16,061)
Inventories	3,040	1,290	(21,197)
Trade accounts payables and accrued liabilities	(3,906)	(3,196)	8,574
Income taxes payable	(4,670)	3,381	(815)
Other - net	(1,247)	(200)	180

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,223	50,385	17,049
INVESTING ACTIVITIES
Capital expenditures	(21,034)	(21,043)	(18,912)
Business acquisitions, net of cash acquired	0	(5,173)	0
Proceeds from the sale of property and equipment	532	1,965	464
Restricted cash and long-term term deposits	(3,642)	0	(328)

NET CASH USED IN INVESTING ACTIVITIES	(24,144)	(24,251)	(18,776)
FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	922	(1,734)	1,015
Proceeds from the issuance of long-term debt	73,638	70,058	79,110
Payments of long-term debt	(69,884)	(89,060)	(61,065)
Dividends paid	(2,305)	(6,492)	(4,381)
Excess tax benefits from share-based awards	357	197	203
Earn-out consideration payment	(513)	(1,148)	0
Proceeds from issuance of common shares	1,519	549	1,064
Purchase of common shares for treasury	(2,881)	(333)	(623)
Purchase of common shares for treasury from related parties	(4,030)	(2,457)	(2,899)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,177)	(30,420)	12,424
Effects of exchange rate changes on cash and cash equivalents	1,953	280	(1,226)

Net increase (decrease) in cash and cash equivalents	(3,829)	(4,006)	9,471
Cash and cash equivalents at beginning of year	28,120	32,126	22,655

CASH AND CASH EQUIVALENTS AT END OF YEAR	$24,291	$28,120	$32,126

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Non- controlling interests	Total
	(In thousands, except share and per share data)
Balance at January 1, 2011	$10,542	$(1,200)	$1,200	$8,748	$184,060	$(1,560)	$(4,450)	$(675)	$196,665
Net income					30,984			0	30,984
Acquisition of noncontrolling interest					(725)			725	0
Foreign currency translation adjustment						(7,460)		(50)	(7,510)
Recognized net actuarial loss net of tax provision of $156							256		256
Loss on unfunded pension obligations net of tax benefit of $2,331							(3,825)		(3,825)

Total comprehensive income									19,905
Share-based compensation				2,933	(182)				2,751
Excess tax benefits from share based awards				203					203
Purchase of 52,392 common shares	(105)				(3,417)				(3,522)
Issuance of 26,353 common shares	53			1,011					1,064
Restricted shares awards of 88,692	177			(177)					0
Common shares issued to rabbi trust of 85,735		(2,612)	2,612						0
Cash dividends declared - $.80 per share					(4,208)				(4,208)

Balance at December 31, 2011	10,667	(3,812)	3,812	12,718	206,512	(9,020)	(8,019)	0	212,858

Net income					29,286				29,286
Acquisition of noncontrolling interest					19				19
Foreign currency translation adjustment						1,680			1,680
Recognized net actuarial loss net of tax provision of $284							466		466
Loss on unfunded pension obligations net of tax benefit of $1,627							(2,670)		(2,670)
Gain on pension curtailment net of tax provision of $2,376							3,899		3,899

Total comprehensive income									32,680
Share-based compensation				3,080	(189)				2,891
Excess tax benefits from share based awards				197					197
Purchase of 50,334 common shares	(101)				(2,689)				(2,790)
Issuance of 20,365 common shares	41			509					550
Restricted shares awards of 74,276	149			(149)					0
Common shares issued to rabbi trust of 74,996		(2,710)	2,710						0
Cash dividends declared - $1.00 per share					(5,317)				(5,317)

Balance at December 31, 2012	10,756	(6,522)	6,522	16,355	227,622	(7,340)	(6,324)	0	241,069

Net income					20,587				20,587
Foreign currency translation adjustment						(8,457)			(8,457)
Recognized net actuarial loss net of tax provision of $187							306		306
Gain on unfunded pension obligations net of tax provision of $2,506							4,113		4,113

Total comprehensive income									16,549
Share-based compensation				3,057	(100)				2,957
Excess tax benefits from share based awards				357					357
Purchase of 89,807 common shares	(180)				(6,731)				(6,911)
Issuance of 34,575 common shares	69			1,450					1,519
Restricted shares awards of 68,369	137			(137)					0
Common shares issued to rabbi trust of 69,120		(2,784)	2,784						0
Cash dividends declared - $.60 per share					(3,210)				(3,210)

Balance at December 31, 2013	$10,782	$(9,306)	$9,306	$21,082	$238,168	$(15,797)	$(1,905)	$0	$252,330

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands of dollars, except share and per share data, unless specifically noted)

Note A – Significant Accounting Policies

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

Noncontrolling Interests

During 2011, the Company acquired the remaining 50% of BlueSky joint venture from BlueSky Energy Pty Ltd.

Investments in Foreign Joint Ventures

Investments in joint ventures, where the Company owns between 20% and 50%, or where the Company does not have control but has the ability to exercise significant influence over operations or financial policies, are accounted for by the equity method. As of December 31, 2013, the Company owned 25.93% in Proxisafe Ltd., located in Calgary, Alberta. The Company accounts for its joint venture interest in Proxisafe accounts using the equity method.

Cash and Cash Equivalents

Cash equivalents are stated at fair value and consist of highly liquid investments with original maturities of three months or less at the time of acquisition.

Receivable Allowances

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances for uncollectible accounts receivable is based upon the number of days the accounts are past due, the current business environment and specific information such as bankruptcy or liquidity issues of customers. The Company also maintains an allowance for future sales credits related to sales recorded during the year. The estimated allowance is based on historical sales credits issued in the subsequent year related to the prior year and any significant preapproved open return good authorizations as of the balance sheet date.

Inventories

The Company uses the last-in, first-out (LIFO) method of determining cost for the majority of its material portion of inventories in PLP-USA. All other inventories are determined by the first-in, first-out (FIFO) or average cost methods. Inventories are carried at the lower of cost or market. Reserves are maintained for estimated obsolescence or excess inventory based on past usage, and future demand.

Fair Value of Financial Instruments

Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 825, Disclosures about Fair Value of Financial Instruments, requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At December 31, 2013, the fair value of the Company’s long-term debt was estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, which is considered to be a level two input. Based on the analysis performed, the carrying value of the Company’s long-term debt approximates fair value at December 31, 2013.

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

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying value of the assets might be impaired and the discounted future cash flows estimated to be generated by such assets are less than the carrying value. The Company’s cash flows are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is then reduced to fair value. The estimates of fair value represent the Company’s best estimate based on industry trends and reference to market rates and transactions. The Company did not record any impairments to long-lived assets during the years ended December 31, 2013 and 2012.

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

During the quarter ended December 31, 2012, the Company voluntarily changed the date of its annual goodwill and other indefinite-lived intangible asset impairment test from the first day of the first quarter (January 1) to the first day of the fourth quarter (October 1). The Company determined that this change is preferable under the circumstances as it (1) better aligns with the Company’s annual business planning and budgeting process and (2) provides the Company with additional time to prepare and complete the impairment test, including measurement of any indicated impairment, as necessary, prior to issuance of the year-end financial statements. This voluntary change in accounting principle was not made to delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change was applied prospectively.

The Company performed its annual impairment test for goodwill as of October 1, 2013. The Company recorded impairment for goodwill during the year end December 31, 2013 of $.9 million. The Company did not have any impairment for goodwill or other intangibles for the year ended December 31, 2012. See Note J for additional information.

Revenue Recognition

Sales are recognized when products are shipped and the title and risk of loss has passed to unaffiliated customers or when they are delivered based on the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectibility is reasonably assured. Revenue related to shipping and handling costs billed to customers is included in net sales and the related shipping and handling costs are included in cost of products sold.

Research and Development

Research and development costs for new products are expensed as incurred and totaled $2.3 million in 2013, $2.1 million in 2012 and $2.4 million in 2011.

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

Net deferred tax assets are recognized to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Advertising

Advertising costs are expensed as incurred and totaled $2 million in 2013, $1.8 million in 2012 and $1.8 million in 2011.

Foreign Currency Translation

Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the Consolidated Balance Sheet. The translation adjustments are recorded in Accumulated other comprehensive income (loss). Revenues and expenses are translated at weighted average exchange rates in effect during the period. Transaction gains and losses arising from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income and expense as incurred. Aggregate transaction gains and losses for the periods ended December 31, 2013, 2012 and 2011 were $3.7 million loss, a less than $.1 million loss and a $1.2 million loss, respectively. Upon sale or substantially complete liquidation of an investment in a foreign entity, the cumulative translation adjustment for that entity is reclassified from Accumulated other comprehensive income (loss) to earnings.

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

In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application was permitted. The adoption of ASU 2013-11 did not have an impact on the Company’s financial position, results of operations, cash flows or disclosures.

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

Note B – Other Financial Statement Information

Inventories – net

	December 31
	2013	2012
Finished products	$37,301	$41,474
Work-in-process	7,779	7,940
Raw materials	40,251	46,133

	85,331	95,547
Excess of current cost over LIFO cost	(4,146)	(4,674)
Noncurrent portion of inventory	(7,350)	(3,957)

	$73,835	$86,916

Costs for inventories of certain material are determined using the LIFO method and totaled approximately $25.1 million and $30.2 million at December 31, 2013 and 2012, respectively.

Property and equipment – net

Major classes of property, plant and equipment are as follows:

	December 31
	2013	2012
Land and improvements	$12,141	$13,190
Buildings and improvements	69,963	59,505
Machinery and equipment	141,940	138,533
Construction in progress	7,185	7,242

	231,229	218,470
Less accumulated depreciation	130,768	125,144

	$100,461	$93,326

Depreciation of property and equipment was $10.6 million in 2013, $10 million in 2012 and $9.3 million in 2011. Machinery and equipment includes $.4 million of capital leases at December 31, 2013 and 2012, respectively.

Legal proceedings

From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.

Note C – Pension Plans

PLP-USA hourly employees of the Company who meet specific requirements as to age and length and date of service are covered by a defined benefit pension plan (“Plan”). On December 12, 2012, the Company approved a freeze on further benefit accruals under the PLP-USA hourly employee pension plan and notified the participants of the freeze on December 19, 2012. Beginning February 1, 2013, participants ceased earning additional benefits under the Plan and no new participants entered the plan. The Plan freeze required an evaluation of the Plans’ assets and obligations as of December 31, 2012, which resulted in a non-cash curtailment gain of $6.3 million, which was recognized in Other comprehensive income (loss) during the fourth quarter 2012. The measurement of the Plans’ assets and obligations also resulted in a reduction in the Company’s pension liability of $6.3 million. The evaluation did not have an effect on net periodic pension expense for the year ended December 31, 2012. The Company uses a December 31 measurement date for its Plan.

Net periodic pension cost for the Plan consists of the following components for the years ended December 31:

	2013	2012	2011
Service cost	$222	$1,300	$1,003
Interest cost	1,251	1,411	1,373
Expected return on plan assets	(1,436)	(1,186)	(1,089)
Recognized net actuarial loss	493	750	412

Net periodic pension cost	$530	$2,275	$1,699

The following tables set forth benefit obligations, plan assets and the accrued benefit cost of the Plan at December 31:

	2013	2012
Projected benefit obligation at beginning of the year	$31,590	$30,863
Service cost	222	1,300
Interest cost	1,251	1,411
Actuarial (gain) loss	(4,901)	4,859
Gain on curtailment	0	(6,275)
Benefits paid	(637)	(568)

Projected benefit obligation at end of year	$27,525	$31,590

Fair value of plan assets at beginning of the year	$18,406	$15,077
Actual return on plan assets	3,154	1,748
Employer contributions	1,576	2,149
Benefits paid	(637)	(568)

Fair value of plan assets at end of the year	$22,499	$18,406

Unfunded pension obligation	$5,026	$13,184

In accordance with ASC 715-20, the Company recognizes the underfunded status of the Plan as a liability. The amount recognized in Accumulated other comprehensive loss related to the Plan at December 31 is comprised of the following:

	2013	2012
Balance at January 1	$(6,305)	$(8,000)
Reclassification adjustments:
Pretax amortized net actuarial loss	493	750
Tax provision	(187)	(284)

	306	466

Adjustment to recognize gain (loss)on unfunded pension obligations:
Pretax gain (loss)	6,619	(4,297)
Tax (benefit) provision	(2,506)	1,627

	4,113	(2,670)

Adjustment to recognize the gain on curtailment of the pension plan:
Pretax curtailment gain	0	6,275
Tax provision	0	(2,376)

	0	3,899

Balance at December 31	$(1,886)	$(6,305)

The estimated net loss for the Plan that will be amortized from Accumulated other comprehensive income into periodic benefit cost for 2014 is $12 thousand. There is no prior service cost to be amortized in the future.

The Plan had accumulated benefit obligations in excess of Plan assets as follows:

	2013	2012
Accumulated benefit obligation	$27,525	$31,590
Fair market value of assets	22,499	18,406

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2013	2012
Discount rate	5.00%	4.00%
Rate of compensation increase	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	2013	2012	2011
Discount rate	4.00%	4.50%	5.60%
Rate of compensation increase	n/a	2.50	3.50
Expected long-term return on plan assets	8.00	8.00	8.00

The net periodic pension cost for 2013 was based on a long-term asset rate of return of 8.0%. This rate is based upon management’s estimate of future long-term rates of return on similar assets and is consistent with historical returns on such assets. Using the Plan’s current mix of assets and based on the average historical returns and expected future returns for such mix, an expected long-term rate-of-return of 8.0% is justified.

At December 31, 2013, the fair value of the Company’s pension plan assets included inputs in Level 1: Quoted market prices in active markets for identical assets or liabilities and Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data. The fair value of the Company’s pension plan assets as of December 31, 2013 and 2012, by category, are as follows:

	At December 31, 2013
	Total Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$1,127	$1,127	$0	$0
Equity Securities	7,455	7,455	0	0
U.S. Treasury Bonds	4,161	4,161	0	0
Mutual Funds - Equity	6,776	6,776	0	0
Corporate Bonds	2,950	0	2,950	0
Mortgage-Backed Securities	30	0	30	0

Total	$22,499	$19,519	$2,980	$0

	At December 31, 2012
	Total Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$464	$464	$0	$0
Equity Securities	6,121	6,121	0	0
U.S. Treasury Bonds	4,205	4,205	0	0
Mutual Funds - Equity	4,944	4,944	0	0
Corporate Bonds	2,640	0	2,640	0
Mortgage-Backed Securities	32	0	32	0

Total	$18,406	$15,734	$2,672	$0

The Company’s pension plan weighted-average asset allocations at December 31, 2013 and 2012, by asset category, are as follows:

	Plan assets at December 31
	2013	2012
Asset category
Equity securities	63%	60%
Debt securities	32	37
Cash and equivalents	5	3

	100%	100%

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

The Company’s policy is to fund amounts deductible for federal income tax purposes. The Company expects to contribute $.7 million to the Plan in 2014.

The benefits expected to be paid out of the Plan assets in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years are as follows:

Year	Pension Benefits
2014	$715,302
2015	776,134
2016	852,886
2017	926,748
2018	1,005,382
2019-2023	6,482,705

The Company also provides retirement benefits through various defined contribution plans including PLP-USA’s Profit Sharing Plan. Expense for these defined contribution plans was $5.6 million in 2013, $5.7 million in 2012 and $4.8 million in 2011.

Further, the Company also provides retirement benefits through the Supplemental Profit Sharing Plan. To the extent an employee’s award under PLP-USA’s Profit Sharing Plan exceeds the maximum allowable contribution permitted under existing tax laws, the excess is accrued for (but not funded) under a non-qualified Supplemental Profit Sharing Plan. The return under this Supplemental Profit Sharing Plan is calculated at a weighted average of the one year Treasury Bill rate plus 1%. At December 31, 2013 and 2012, the interest rate for the Supplemental Profit Sharing Plan was 1.15% and 1.12%, respectively. Expense for the Supplemental Profit Sharing Plan was $.3 million for 2013, $.4 million for 2012 and $.3 million and 2011. The Supplemental Profit Sharing Plan unfunded status as of December 31, 2013 and 2012 was $3 million and $2.6 million and is included in Other noncurrent liabilities.

Note D – Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Year ended December 31
	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at January 1, 2013	$(6,324)	$(7,340)	$(13,664)
Other comprehensive income before reclassifications:
Loss on foreign currency translation adjustment	0	(8,457)	(8,457)
Gain on unfunded pension obligations	4,113	0	4,113
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	306	0	306

Net current period other comprehensive income (loss)	4,419	(8,457)	(4,038)

Balance at December 31, 2013	$(1,905)	$(15,797)	$(17,702)

(a)	This AOCI component is included in the computation of net periodic pension costs as noted in Note C Pension Plans.

Note E – Debt and Credit Arrangements

	December 31
	2013	2012
Short-term debt
Secured notes
Brazilian Real denominated (R$3,808k) at 3.25% to 3.6% due 2014	$1,105	$0
New Zealand Dollar (NZ$264k) at 1.70% to 5.56%	0	217
Current portion of long-term debt	195	251

Total short-term debt	1,300	468

Long-term debt
USD denominated at 1.29%, due 2017	12,604	9,236
Australian dollar denominated term loans (A$1,065), at 6.0% (5.83% in 2012), due 2018, secured by land and building	570	70
Brazilian Real denominated term loan (R$918k) at 4.5% to 8.12% due 2014 secured by capital equipment	75	267

Total long-term debt	13,249	9,573
Less current portion	(195)	(251)

Total long-term debt, less current portion	13,054	9,322
Total debt	$14,354	$9,790

The PLP-USA line of credit makes $50 million available to the Company at an interest rate of LIBOR plus 1.125% with a term expiring January 2017. At December 31, 2013, the interest rate on the line of credit agreement was 1.29%. There was $12.6 million outstanding at December 31, 2013 under the line of credit. On January 23, 2014, we extended the term to January 2017. The line of credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At December 31, 2013, the Company was in compliance with these covenants.

Aggregate maturities of long-term debt during the next five years are as follows: $.2 million for 2014, $.1 million for 2015, $.1 million for 2016, $12.7 million for 2017, and $.1 million thereafter.

Interest paid was $.4 million in 2013, $.9 million in 2012 and $.8 million in 2011.

Guarantees and Letters of Credit

The Company has provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current year through the completion of such transactions. The guarantees would typically be triggered in the event of nonperformance. As of December 31, 2013, the Company had total outstanding guarantees of $2 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of December 31, 2013, the Company had total outstanding letters of credit of $4.7 million.

Note F – Leases

The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment, office equipment and computer equipment. Rental expense was $3.8 million in 2013, $3.7 million in 2012 and $3.9 million in 2011. Future minimum rental commitments having non-cancelable terms exceeding one year are $2.6 million in 2014, $1.8 million in 2015, $1.5 million in 2016, $1.2 million in 2017, $1.2 million in 2018, and an aggregate $9.9 million thereafter. One such lease is for the Company’s aircraft with a lease commitment through December 2014. Under the terms of the lease, the Company maintains the risk to make up a deficiency from market value attributable to damage, extraordinary wear and tear, excess air hours or exceeding maintenance overhaul schedules required by the Federal Aviation Administration. At the present time, the Company does not believe it has incurred any obligation for any contingent rent under the lease.

The Company has commitments under capital leases for equipment and vehicles. Amounts recognized as capital lease obligations are reported in Accrued expense and other liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. Future minimum rental commitments for capital leases are approximately $.1 million in 2014, $.1 million in 2015 and less than $.1 million in 2016, 2017 and 2018. The imputed interest for the capital leases is less than $.1 million. Leased property and equipment under capital leases are amortized using the straight-line method over the term of the lease. Routine maintenance, repairs and replacements are expensed as incurred.

Note G – Income Taxes

Income before income taxes was derived from the following sources:

	2013	2012	2011
United States	$16,388	$21,754	$18,842
Foreign	15,406	23,073	27,152

	$31,794	$44,827	$45,994

The components of income taxes for the years ended December 31 are as follows:

	2013	2012	2011
Current
Federal	$6,308	$9,663	$5,679
Foreign	5,018	7,885	8,896
State and local	986	920	1,123

	12,312	18,468	15,698

Deferred
Federal	(1,081)	(1,443)	726
Foreign	157	(1,310)	(1,199)
State and local	(181)	(174)	(215)

	(1,105)	(2,927)	(688)

Income taxes	$11,207	$15,541	$15,010

The differences between the provision for income taxes at the U.S. federal statutory rate and the tax shown in the Statements of Consolidated Income for the years ended December 31 are summarized as follows:

	2013	2012	2011
U. S. federal statutory tax rate	35%	35%	35%
Federal tax at statutory rate	$11,128	$15,689	$16,098
State and local taxes, net of federal benefit	583	485	590
U.S. federal permanent items	124	332	14
Domestic productions activity deduction	(372)	(669)	(401)
Foreign earnings and related tax credits	658	1,498	261
Non-U.S. tax rate variances	(1,467)	(1,175)	(1,510)
Unrecognized tax benefits	(770)	310	21
Valuation allowance	1,091	(337)	19
Tax credits	(453)	(85)	(265)
Other, net	685	(507)	183

	$11,207	$15,541	$15,010

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying value for financial statement purposes. The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2013	2012
Deferred tax assets:
Accrued compensation and benefits	$1,463	$1,808
Inventory valuation reserves	2,581	2,771
Benefit plan reserves	7,773	9,468
Capital tax loss carryforwards	0	2,034
Net operating loss carryforwards	1,244	788
Other accrued expenses	2,926	2,480
Unrealized foreign exchange	743	58

Gross deferred tax assets	16,730	19,407
Valuation allowance	(1,420)	(2,329)

Net deferred tax assets	15,310	17,078

Deferred tax liabilities:
Depreciation and other basis differences	(5,533)	(5,276)
Intangibles	(2,828)	(3,571)
Other	(132)	(90)

Deferred tax liabilities	(8,493)	(8,937)

Net deferred tax assets	$6,817	$8,141

	2013	2012
Change in net deferred tax assets:
Deferred income tax benefit	$1,105	$2,927
Items of other comprehensive income (loss)	(2,692)	(1,033)
Currency translation	263	(254)
Deferred tax balances from business acquisition	0	(1,036)

Total change in net deferred tax assets	$(1,324)	$604

Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards.

At December 31, 2013, the Company has $1.2 million of foreign net operating loss carryfowards that will expire between the years 2014 and 2018.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. Based on this evaluation, the Company has established a valuation allowance of $1.4 million at December 31, 2013 in order to measure only the portion of the deferred tax asset that is more likely than not to be realized. Therefore, the Company recorded an allowance of $1.2 million against the foreign net operating loss carryforwards and $.2 million against other foreign deferred tax assets that may not be realized. The total decrease in valuation allowance during the year was $.9 million, of which $1.1 million impacts the tax provision and a $2 million decrease is netted against the expiration and related reversal of a deferred tax asset related to an expiring U.S. capital loss carryforward.

The Company has not established a deferred tax liability associated with approximately $129 million of its undistributed foreign earnings at December 31, 2013 as these earnings are considered to be permanently reinvested. These earnings would be taxable upon the sale or liquidation of these foreign subsidiaries, or upon the remittance of dividends. While the measurement of the unrecognized U.S. income taxes with respect to these earnings is not practicable, foreign tax credits would be available to offset some or all of such earnings that would be remitted as dividends.

Income taxes paid net of refunds were approximately $19.9 million in 2013, $16 million in 2012 and $14 million in 2011.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As of December 31, 2013, with few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2007.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the period ended December 31:

	2013	2012	2011
Balance at January 1	$1,361	$1,015	$1,062
Additions for tax positions of prior years	0	511	0
Reductions for tax positions of prior years	(588)	0	(32)
Expiration of statutes of limitations	(165)	(165)	(15)

Balance at December 31	$608	$1,361	$1,015

Accrued interest and penalties are not included in the above unrecognized tax balances. The Company records accrued interest as well as penalties related to unrecognized tax benefits as part of the provision for income taxes. The Company recognized less than $.1 million, net of the amount lapsed through expiring statutes, during each of the years ended December 31, 2013, 2012 and 2011. The Company had approximately $.6 million, $.6 million and $.5 million for the payment of interest accrued at December 31, 2013, 2012 and 2011, respectively. The Company had approximately $.3 million accrued for the payment of penalties at December 31, 2013, 2012 and 2011. If recognized, approximately $0, $.7 million, and $.5 million of unrecognized tax benefits would affect the tax rate for the years ended December 31, 2013, 2012 and 2011 respectively. The Company does not anticipate any material changes to the amount of unrecognized tax benefits within the next twelve months.

Note H – Share-Based Compensation

The 1999 Stock Option Plan

The 1999 Stock Option Plan (the Plan) permits the grant of 300,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At December 31, 2013 there were no shares remaining to be issued under the Plan. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.

There were no shares granted for the years ended December 31, 2013 and 2012.

Activity in the Company’s 1999 Stock Option Plan for the year ended December 31, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	32,150	$40.93
Exercised	(19,150)	$41.59

Outstanding (exercisable and vested) at December 31, 2013	13,000	$39.95	3.6	$432

Exercisable at December 31, 2013	13,000	$39.95	3.6	$432

There were 19,150 stock options exercised during the year ended December 31, 2013, 17,757 in 2012 and 22,025 during the year ended December 31, 2011. The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $.6 million each year. Cash received for the exercise of stock options during 2013 and 2012 was $.8 million and $.4 million, respectively.

The Company recorded compensation expense related to the stock options currently vesting of $0 for the year ended December 31, 2013, less than $.1 million for the year ended December 31, 2012 and $.1 million for the year ended December 31, 2011. All compensation cost has been recognized as of December 31, 2013.

The excess tax benefits from share based awards for the years ended December 31, 2013, 2012 and 2011 were $.2 million, $.1 million and $.1 million respectively, as reported on the Consolidated Statements of Cash Flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.

Long Term Incentive Plan of 2008

Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers, and directors are eligible to receive awards of options and restricted shares. The purpose of this LTIP is to give the Company a competitive advantage in attracting, retaining and motivating officers, employees and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. The total number of Company common shares reserved for awards under the LTIP is 900,000. Of the 900,000 common shares, 800,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options. The LTIP expires on April 17, 2018.

Restricted Share Awards

For all of the participants except the CEO, a portion of the restricted share award is subject to time-based cliff vesting and a portion is subject to vesting based upon the Company’s performance over a three year period. All of the CEO’s restricted shares are subject to vesting based upon the Company’s performance over a three year period.

The restricted shares are offered at no cost to the employees; however, the participant must remain employed with the Company until the restrictions lapse. The fair value of restricted share awards is based on the market price of a common share on the grant date. The Company currently estimates that no awards will be forfeited. Dividends declared are accrued in cash dividends.

A summary of the restricted share awards for the year ended December 31, 2013 is as follows:

	Restricted Share Awards
	Performance and Service Required	Service Required	Total Restricted Awards	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2013	103,221	11,363	114,584	$48.33
Granted	47,832	5,614	53,446	70.27
Vested	(61,594)	(6,775)	(68,369)	39.92

Nonvested as of December 31, 2013	89,459	10,202	99,661	$65.86

For time-based restricted shares, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statement of Consolidated Income. Compensation expense related to the time-based restricted shares for the years ended December 31, 2013, 2012 and 2011 was $.3 million for each year. As of December 31, 2013, there was $.4 million of total unrecognized compensation cost related to time-based restricted share awards that is expected to be recognized over the weighted-average remaining period of approximately 1.7 years.

For the performance-based awards, the number of restricted shares in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and sales over a requisite performance period. Depending on the extent to which the performance criterions are probable of being satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was $2.7 million, $2.5 million and $2.4 million. As of December 31, 2013, the remaining performance-based restricted share awards compensation expense of $3.3 million is expected to be recognized over a period of approximately 1.7 years.

The excess tax benefits from service and performance-based awards for the years ended December 31, 2013, 2012 and 2011 were $.1 million each year, as reported on the Consolidated Statements of Cash Flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for restricted shares vested in the current period.

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

Second, this plan allows certain Company employees to defer LTIP restricted shares for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of December 31, 2013, 253,156 LTIP shares have been deferred and are being held by the rabbi trust.

Share Option Awards

The LTIP plan permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At December 31, 2013 there were 57,000 shares remaining available for issuance under the LTIP. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.

There were 0, 8,000, and 14,500 options granted for the years ended December 31, 2013, 2012 and 2011. The fair values for the stock options granted in 2013, 2012 and 2011 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2012	2011
Risk-free interest rate	1.3%	1.4%
Dividend yield	1.9%	1.9%
Expected life (years)	6	6
Expected volatility	47.0%	47.1%

Activity in the Company’s LTIP plan for the year ended December 31, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	33,750	$50.21
Exercised	(14,250)	$45.11
Forfeited	(2,500)	$52.21

Outstanding (vested and expected to vest) at December 31, 2013	17,000	$54.20	8.1	$322

Exercisable at December 31, 2013	10,625	$53.49	7.9	$209

The weighted-average grant-date fair value of options granted during 2012 and 2011 was $21.76 and $19.92, respectively. There were 14,250, 1,250 and 3,000 stock options exercised during the years ended December 31, 2013, 2012 and 2011. The total intrinsic value of stock options exercised during the years ended December 31, 2013 and 2012 was $.4 million and less than $.1 million. Cash received for the exercise of stock options during 2013 and 2012 was $.6 million and $.1 million, respectively.

For the years ended December 31, 2013, 2012 and 2011, the Company recorded compensation expense related to the stock options currently vesting of $.1 million, $.3 million and $.1 million. The total compensation cost related to nonvested awards not yet recognized at December 31, 2013 is expected to be a combined total of $.1 million over a weighted-average period of approximately 1.2 years.

The excess tax benefits from share based awards for the years ended December 31, 2013, 2012 and 2011 was less than $.1 million, $0 and less than $.1 million, respectively as reported on the Consolidated Statements of Cash Flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.

Note I – Computation of Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted-average number of shares of common stock outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the years ended December 31 was as follows:

	2013	2012	2011
Numerator
Net income	$20,587	$29,286	$30,984

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	5,361	5,324	5,259
Dilutive effect - share-based awards	106	47	99

Diluted weighted-average common shares outstanding	5,467	5,371	5,358

Earnings per common share attributable to PLPC shareholders
Basic	$3.84	$5.50	$5.89

Diluted	$3.77	$5.45	$5.78

For the year ended December 31, 2013, 2012 and 2011, 1,500, 17,750 and 4,500 stock options were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price plus any unearned compensation on unvested options, and as such they are anti-dilutive.

For the years ended December 31, 2013, 2012 and 2011, 0, 37,985 and 0 restricted shares were excluded from the calculation of diluted earnings per share due to the average market price being lower than the exercise price plus any unearned compensation on unvested options, and as such they are anti-dilutive.

Note J – Goodwill and Other Intangibles

The Company’s finite and indefinite-lived intangible assets consist of the following:

	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,824	$(4,434)	$4,819	$(4,135)
Land use rights	1,380	(153)	1,322	(125)
Trademark	1,590	(680)	1,674	(529)
Customer backlog	578	(578)	578	(578)
Technology	2,751	(538)	2,924	(361)
Customer relationships	10,133	(3,086)	10,728	(2,279)

	$21,256	$(9,469)	$22,045	$(8,007)

Indefinite-lived intangible assets

Goodwill	$13,873		$15,537

The Company performs its annual impairment test for goodwill utilizing a combination of discounted cash flow methodology, market comparables and an overall market capitalization reasonableness test in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly different. The Company believes that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.

During the quarter ended December 31, 2012, the Company voluntarily changed the date of its annual goodwill and other indefinite-lived intangible asset impairment test from the first day of the first quarter (January 1) to the first day of the fourth quarter (October 1). The Company determined that this change is preferable under the circumstances as it (1) better aligns with the Company’s annual business planning and budgeting process and (2) provides the Company with additional time to prepare and complete the impairment test, including measurement of any indicated impairment, as necessary, prior to issuance of the year-end financial statements. This voluntary change in accounting principle was not made to delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change was applied prospectively.

The Company performed its annual impairment tests for goodwill as of October 1, 2013. In the fourth quarter of 2013, the Company recorded two non-cash goodwill impairment charges within the Asia-Pacific reporting segment totaling $.9 million. The goodwill impairment testing revealed that the carrying values of these two businesses exceeded their fair values. The goodwill impairment charges were due to a combination of factors including reported net losses in 2013, forecasted net losses in 2014, reduction in future discounted cash flow, higher market discount rates and changes in the utility and solar markets.

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2013 and 2012, is as follows:

	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2012	$3,078	$1,029	$8,092	$12,199
Additions	0	853	2,111	2,964
Curency translation	0	(63)	437	374

Balance at December 31, 2012	3,078	1,819	10,640	15,537

Impairment	0	0	(862)	(862)
Curency translation	0	(65)	(737)	(802)

Balance at December 31, 2013	$3,078	$1,754	$9,041	$13,873

The Company’s only intangible asset with an indefinite life is goodwill. The Company’s goodwill is not deductible for tax purposes. The increase in goodwill of $3.3 million in 2012 is related to two immaterial acquisitions the Company made for a total purchase price of $8.9 million and foreign currency translation. Of the $1.7 million decrease in goodwill in 2013, $.8 million is related to foreign currency translation and $.9 million is due to goodwill impairment.

The aggregate amortization expense for other intangibles with finite lives, ranging from 4 to 82 years, for the years ended December 31, 2013, 2012 and 2011 was $1.5 million, $1.5 million and $1.2 million. Amortization expense is estimated to be $1.3 million for 2014, $1.1 million for 2015, $.9 million for 2016, $.9 million for 2017 and $.8 million annually for 2018. The weighted-average remaining amortization period is approximately 24 years. The weighted-average remaining amortization period by intangible asset class; patents, 1.7 years; land use rights, 63 years; trademark, 12.3 years; technology, 17 years and customer relationships, 14.1 years.

Note K – Fair Value of Financial Assets and Liabilities

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At December 31, 2013, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the twelve month period ended December 31, 2013. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	December 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$13,279	$13,249	$9,573	$9,573

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

Note L – Segment Information

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

The amount of each segment’s performance reported to the chief operating decision maker is for purposes of making decisions about allocating resources to the segment and assessing its performance. The Company evaluates segment performance and allocates resources based on several factors primarily based on sales and income from continuing operations, net of tax.

The accounting policies of the operating segments are the same as those described in Note A in the Notes To Consolidated Financial Statements. No single customer accounts for more than ten percent of the Company’s consolidated revenues. It is not practical to present revenues by product line. U.S. net sales for the years ended December 31, 2013, 2012, and 2011 were $163 million, $179.4 million and $171.5 million, respectively. U.S. long lived assets as of December 31, 2013 and 2012 were $38.4 million and $28.9 million, respectively.

The following table presents a summary of the Company’s reportable segments for the years ended December 31, 2013, 2012 and 2011. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profits in inventory.

	Year ended December 31
	2013	2012	2011
Net sales
PLP-USA	$144,054	$162,027	$146,146
The Americas	91,497	92,584	100,144
EMEA	61,543	66,272	61,430
Asia-Pacific	112,682	118,309	116,684

Total net sales	$409,776	$439,192	$424,404

Intersegment sales
PLP-USA	$12,939	$8,537	$9,095
The Americas	6,204	7,501	7,048
EMEA	2,080	4,582	1,968
Asia-Pacific	10,491	14,766	11,995

Total intersegment sales	$31,714	$35,386	$30,106

Interest income
PLP-USA	$0	$3	$0
The Americas	290	283	160
EMEA	215	209	155
Asia-Pacific	113	153	260

Total interest income	$618	$648	$575

Interest expense
PLP-USA	$(305)	$(437)	$(270)
The Americas	(41)	(58)	(295)
EMEA	(68)	(50)	(47)
Asia-Pacific	(36)	(52)	(215)

Total interest expense	$(450)	$(597)	$(827)

Income taxes
PLP-USA	$6,286	$9,581	$6,708
The Americas	2,585	2,722	3,864
EMEA	2,052	2,769	1,637
Asia-Pacific	284	469	2,801

Total income taxes	$11,207	$15,541	$15,010

Net income (loss)
PLP-USA	$10,875	$13,290	$10,413
The Americas	5,896	6,763	8,159
EMEA	6,047	6,840	5,519
Asia-Pacific	(2,231)	2,393	6,893

Total net income	$20,587	$29,286	$30,984

	Year Ended December 31
	2013	2012	2011
Expenditure for long-lived assets
PLP-USA	$12,262	$6,702	$3,798
The Americas	3,107	2,781	7,114
EMEA	2,573	2,816	2,427
Asia-Pacific	3,092	8,744	5,573

Total expenditures for long-lived assets	$21,034	$21,043	$18,912

Depreciation and amortization
PLP-USA	$3,793	$3,520	$3,438
The Americas	2,444	2,565	2,244
EMEA	1,792	1,714	1,818
Asia-Pacific	4,059	3,765	3,025

Total depreciation and amortization	$12,088	$11,564	$10,525

	As of December 31
	2013	2012
Identifiable assets
PLP-USA	$90,414	$84,192
The Americas	73,200	67,745
EMEA	51,345	51,370
Asia-Pacific	117,129	129,437

	332,088	332,744
Corporate assets	318	320

Total identifiable assets	$332,406	$333,064

Long-lived assets
PLP-USA	$36,888	$27,353
The Americas	19,168	20,069
EMEA	14,467	13,263
Asia-Pacific	29,938	32,641

Total long-lived assets	$100,461	$93,326

Note M – Related Party Transactions

On May 8, 2013, the Company purchased 2,500 common shares of the Company from Ryan Ruhlman, at a price per share of $76.98, which was calculated from a 30-day average of market price. On November 12, 2013 the Company purchased 3,200 common shares of the Company from Ryan Ruhlman, at a price per share of $78.91, which was calculated from a 30-day average of market price. Mr. Ruhlman is the son of Robert G. Ruhlman, Chairman, President and Chief Executive Officer (CEO) of the Company. The Audit Committee of the Board of Directors approved these transactions.

On May 8, 2013, the Company purchased 3,000 common shares of the Company from David C. Sunkle, at a price per share of $76.98, which was calculated from a 30-day average of market price. Additionally, on November 12, 2013, the Company purchased 1,000 common shares of the Company from David C. Sunkle, at a price per share of $78.91, which was calculated from a 30-day average of market price. Mr. Sunkle is an Officer of the Company. The Audit Committee of the Board of Directors approved these transactions.

On May 9, 2013, the Company purchased 9,757 Common Shares of the Company from a foundation of which Barbara P. Ruhlman, Robert G. Ruhlman, Randall M. Ruhlman and Bernard Karr are officers, at a price per share of $76.87. Barbara P. Ruhlman is a member of the Company’s Board of Directors and the mother of Robert

G. Ruhlman and Randall M. Ruhlman, both of whom are also members of the Board of Directors. Robert G. Ruhlman is Chairman, President and CEO of the Company. The purchase was consummated pursuant to a Shares Purchase Agreement dated May 9, 2013, between the Company and the foundation. The Audit Committee of the Board of Directors approved this transaction.

On November 12, 2013, the Company purchased 25,000 common shares of the Company from Robert G. Ruhlman, at a price per share of $78.91, which was calculated from a 30-day average of market price. Mr. Ruhlman is Chairman, President and CEO of the Company. The Audit Committee of the Board of Directors approved this transaction.

On November 12, 2013, the Company purchased 2,750 common shares of the Company from Dennis F. McKenna, at a price per share of $78.91, which was calculated from a 30-day average of market price. Mr. McKenna is an Officer of the Company. The Audit Committee of the Board of Directors approved this transaction.

On November 12, 2013, the Company purchased 2,500 common shares of the Company from J. Cecil Curlee, at a price per share of $78.91, which was calculated from a 30-day average of market price. Mr. Curlee is an Officer of the Company. The Audit Committee of the Board of Directors approved this transaction.

On November 12, 2013, the Company purchased 1,750 common shares of the Company from Caroline S. Vaccariello, at a price per share of $78.91, which was calculated from a 30-day average of market price. Mrs. Vaccariello is an Officer of the Company. The Audit Committee of the Board of Directors approved this transaction.

In August 2012, the Company purchased 30,410 common shares of the Company from a trust for the benefit of Barbara P. Ruhlman and a foundation of which Barbara P. Ruhlman, Robert G. Ruhlman and Randall M. Ruhlman are officers, at a price per share of $54.92, which was calculated from a 30-day average of market price. Barbara P. Ruhlman is a member of the Company’s Board of Directors and the mother of Robert G. Ruhlman and Randall M. Ruhlman, both of whom are also members of the Board of Directors. Robert G. Ruhlman is Chairman, President and CEO of the Company. The purchase was consummated pursuant to two Shares Purchase Agreements both dated August 14, 2012, one between the Company and the trust and the other between the Company and the foundation. The Audit Committee of the Board of Directors approved these transactions.

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

The Company’s Australian subsidiary utilizes information technology services from X Information Technology (“XIT”). For the year ended December 31, 2013, 2012 and 2011 PLP-Australia incurred a total of $0 million, $.7 million and $.5 million for these expenses. XIT was once owned and operated by Paul Cascun, Regional IT Manager, a current PLP employee. Prior to his employment at PLP, Mr. Cascun sold his shares in XIT to his sister who now owns and operates the company. The Audit Committee of the Board of Directors approved this transaction.

On May 10, 2011, the Company purchased 29,842 common shares of the Company from a trust for the benefit of Barbara P. Ruhlman and a foundation of which Barbara P. Ruhlman, Robert G. Ruhlman, Randall M. Ruhlman are officers, at a price per share of $69.21, which was calculated using a 30-day average price. Barbara P. Ruhlman is a member of the Company’s Board of Directors and the mother of Robert G. Ruhlman and Randall M. Ruhlman, both of whom are also members of the Board of Directors. Robert G. Ruhlman is Chairman, President and CEO of the Company. The purchase was consummated pursuant to two Shares Purchase Agreements both dated May 10, 2011, one between the Company and the trust and the other between the Company and the foundation. The Audit Committee of the Board of Directors approved this transaction.

On August 16, 2011, the Company purchased 12,000 common shares of the Company from Robert G. Ruhlman at a price per share of $63.72, which was calculated using a 30-day average price. Robert G. Ruhlman is Chairman, President and CEO of the Company, as well as a member of the Board of Directors. The Audit Committee of the Board of Directors approved this transaction.

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

The Company’s New Zealand subsidiary, Electropar currently leases two parcels of property, on which it has its corporate office, manufacturing and warehouse space. The entities leasing the property to Electropar are owned, in part, by Grant Wallace a Director, and Cameron Wallace an employee. For each of the years ended December 31, 2013, 2012 and 2011, Electropar incurred a total of $.3 million, $.3 million and $.3 million for such lease expense. The Audit Committee of the Board of Directors approved this transaction.

The Company’s DPW operation rents two properties owned by RandReau Properties, LLC and RaRe Properties, LLC., which are owned by Kevin Goodreau, Vice President of Business Development – Solar Division, and Jeffrey Randall, Vice President of Product Design – Solar Division. For the years ended December 31, 2013, 2012 and 2011, DPW paid rent expense of $.3 million annually for the properties. The Audit Committee of the Board of Directors approved this transaction.

The Company’s Belos operation hires temporary employees through a temporary work agency, Flex-Work Sp. Z.o.o., which is 50% owned by Agnieszka Rozwadowska. Agnieszka Rozwadowskais the wife of Piotr Rozwadowski, the Managing Director of the Belos operation located in Poland. For the years ended December 31, 2013, 2012 and 2011, Belos incurred a total of $.3 million, $.7 million and $.7 million, respectively, for such temporary labor expense. The Audit Committee of the Board of Directors approved this transaction.

The Company’s Belos operations engaged a company to perform various maintenance, renovation and building services at its location. This entity, ZRB Michalczyk Strumien, is solely owned by the husband (Aleksander Michalczyk) of Belos’ Finance Director, Urszula Michalczyk. Belos incurred a total of $0 in 2013 and 2012, and $.2 million 2011, annually for such maintenance and building expense. The Audit Committee of the Board of Directors approved this transaction.

Note N – Business Combinations

The Company acquired Australian Electricity Systems PTY Ltd (AES) on January 31, 2012, pursuant to the Purchase Agreement, the Company acquired all of the outstanding shares of AES for $6.3 million Australian dollars including acquired cash of $1.8 million Australian dollars, net of customary post-working capital adjustments of $.5 million Australian dollars. As part of the purchase agreement to acquire AES, the Company recorded on January 31, 2012 a $1.1 million Australian dollars earn-out consideration payment. This amount represented the fair value of the earn-out consideration based on AES achieving a financial performance target over the twelve months ended June 30, 2012. The fair value of the contingent consideration arrangement was determined by estimating the (probability-weighted) expected earn-out payment discounted to present value and is considered a level three input. The parties agreed this contingent consideration was $.4 million which was included in the Accrued expenses and other liabilities line on the Consolidated Balance Sheet at December 31, 2012. The Company paid this $.4 million consideration to the former owner in April 2013. The acquisition of AES was immaterial to the Company. AES is reported as part of the Company’s Asia-Pacific segment.

Note O – Product Warranty Reserve

The Company records an accrual for estimated warranty costs to costs of products sold in the Consolidated Statements of Income. These amounts are recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheets. The Company records and accounts for its warranty reserve based on specific claim incidents. Should the Company become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the accruals as claim information changes. During the second quarter of 2011, the Company accepted certified product from a supplier which later failed in the field. The Company took responsibility to expedite correcting the situation and as such, the Company increased the warranty reserve by $1.8 million during the second quarter of 2011.

The following is a rollforward of the product warranty reserve:

	2013	2012	2011
Balance at January 1	$1,229	$824	$536
Additions charged to income	443	1,384	1,968
Warranty usage	(475)	(983)	(1,467)
Currency translation	(57)	4	(213)

Balance at December 31	$1,140	$1,229	$824

Note P – Quarterly Financial Information (unaudited)

The following table summarizes our quarterly results of operations for each of the quarters in 2013 and 2012.

	Quarter ended
	March 31	June 30	September 30	December 31
2013
Net sales	$98,689	$111,716	$100,828	$98,543
Gross profit	31,299	37,549	31,660	30,393
Income before income taxes	6,917	10,680	8,544	5,653
Net income	4,965	6,386	6,104	3,132
Net income, basic	$0.92	$1.19	$1.14	$0.59
Net income, diluted	$0.91	$1.17	$1.12	$0.58
2012
Net sales	$108,846	$111,940	$114,206	$104,200
Gross profit	36,012	36,966	38,507	32,953
Income before income taxes	12,191	9,913	13,410	9,313
Net income	8,133	6,596	9,284	5,273
Net income, basic	$1.52	$1.24	$1.75	$0.99
Net income, diluted	$1.50	$1.21	$1.71	$0.98

Note Q – Subsequent Events

On January 31, 2014, the Company acquired Helix Uniformed Limited (Helix), located in Montreal, Quebec, Canada. From an accounting perspective, the acquisition is not considered material. The acquisition of Helix will diversify the Company’s business in Canada, expand its manufacturing footprint and enhance its engineering capabilities locally.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded based on their review thereof that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2013.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and Vice President of Finance, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992 framework). Based upon this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report, a copy of which is included below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Preformed Line Products Company

We have audited Preformed Line Products Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Preformed Line Products Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Preformed Line Products Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Preformed Line Products Company as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 14, 2014

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the information under the captions “Corporate Governance - Election of Directors”, “Section 16(a) Beneficial Ownership Compliance”, “Corporate Governance – Code of Conduct” and “Corporate Governance – Board and Committee Meetings – Audit Committee” in the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 7, 2014 (the “Proxy Statement”). Information relative to executive officers of the Company is contained in Part I of this Annual Report on Form 10-K.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedule

Page	Financial Statements

37	Consolidated Balance Sheets

38	Statements of Consolidated Income

39	Statements of Consolidated Comprehensive Income (Loss)

40	Statements of Consolidated Cash Flows

41	Statements of Consolidated Shareholders’ Equity

42	Notes to Consolidated Financial Statements

Page	Schedule

73	II - Valuation and Qualifying Accounts

(b)	Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

4	Description of Specimen Share Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.2	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s 10-K filed for the year ended December 31, 2007).*

10.3	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.4	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.5	Revolving Credit Agreement between National City Bank (now, PNC Bank, National Association) and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).

10.6	Amendment to the Revolving Credit Agreement between National City Bank (now, PNC Bank, National Association) and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.7	Line of Credit Note dated February 5, 2010 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-K filing for the fiscal year ended December 31, 2010).

10.8	Amendment to Loan Agreement dated November7, 2011 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 8-K current report filing dated November 7, 2011).

10.9	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).*

10.10	Preformed Line Products Company Chief Executive Officer Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).*

10.11	Preformed Line Products Company Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 8-K current report filing dated May 1, 2008).*

10.12	Deferred Shares Plan (incorporated by reference to the Company’s 8-K current report filing dated August 21, 2008).

10.13	Form of Restricted Shares Grant Agreement (incorporated by reference to the Company’s 10-Q filing for the quarter ended September 30, 2008).*

10.14	Stock and Purchase Agreement, dated October 22, 2009, by and among the Company and Tyco Electronics Group S.A. to acquire the Dulmison business (incorporated by reference to the Company’s 10-K filing for the fiscal year ended December 31, 2009) .

10.15	Stock Purchase Agreement dated May 10, 2011, by and between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr, dated July 29, 2008 (incorporated by reference to the Company’s 8-K current report filing dated May 10, 2011).

10.16	Stock Purchase Agreement dated May 10, 2011, by and between the Company and Bernard L. Karr, Assistant Secretary of the Thomas F. Peterson Foundation (incorporated by reference to the Company’s 8-K current report filing dated May 10, 2011).

10.17	Share Purchase Agreement, dated August 14, 2012 between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr dated July 29, 2008 (incorporated herein by reference to the Company’s Form 8-K filed on August 14, 2012).

10.18	Share Purchase Agreement, dated August 14, 2012 between the Company and the Thomas F. Peterson Foundation (incorporated herein by reference to the Company’s Form 8-K filed on August 14, 2012).

10.19	Share Purchase Agreement, dated May 9, 2013, by and between the Company and the Thomas F. Peterson Foundation (incorporated herein by reference to the Company’s Form 8-K filed on May 10, 2013).

10.20	Form of Restricted Stock Unit Award Agreement, filed herewith.*

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 8-K current report filing dated August 6, 2007).

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contracts or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company

March 14, 2014	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(principal executive officer)

March 14, 2014	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer, Vice President - Finance and Treasurer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 14, 2014	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer

March 14, 2014	/s/ Barbara P. Ruhlman
Barbara P. Ruhlman
Director

March 14, 2014	/s/ Randall M. Ruhlman
Randall M. Ruhlman
Director

March 14, 2014	/s/ Glenn E. Corlett
Glenn E. Corlett
Director

March 14, 2014	/s/ Michael E. Gibbons
Michael E. Gibbons
Director

March 14, 2014	/s/ R. Steven Kestner
R. Steven Kestner
Director

March 14, 2014	/s/ Richard R. Gascoigne
Richard R. Gascoigne
Director

PREFORMED LINE PRODUCTS COMPANY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2013, 2012 and 2011

(Thousands of dollars)

For the year ended December 31, 2013:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period
Allowance for doubtful accounts	$1,395	$419	$(368)	$(5)	$1,441
Reserve for credit memos	644	418	(390)	0	672
Slow-moving and obsolete inventory reserves	6,773	2,672	(1,006)	(439)	8,000
Accrued product warranty	1,229	443	(475)	(57)	1,140
U.S. tax capital loss	2,034	0	(49)	(1,985)	0
Foreign net operating loss tax carryforwards	295	1,096	(115)	(70)	1,206

For the year ended December 31, 2012:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period
Allowance for doubtful accounts	$1,258	$774	$(651)	$14	$1,395
Reserve for credit memos	369	642	(367)	0	644
Slow-moving and obsolete inventory reserves	5,875	1,981	(828)	(255)	6,773
Accrued product warranty	824	1,384	(983)	4	1,229
U.S. tax capital loss	2,053	0	(19)	0	2,034
Foreign net operating loss tax carryforwards	1,062	0	(760)	(7)	295

For the year ended December 31, 2011:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period
Allowance for doubtful accounts	$875	$925	$(512)	$(30)	$1,258
Reserve for credit memos	338	367	(336)	0	369
Slow-moving and obsolete inventory reserves	5,607	1,480	(1,132)	(80)	5,875
Accrued product warranty	536	1,968	(1,467)	(213)	824
U.S. tax capital loss	2,056	0	(3)	0	2,053
Foreign net operating loss tax carryforwards	937	269	(165)	21	1,062

(a)	Other additions or deductions relate to translation adjustments and 2013 reflects the expiration of U.S. capital loss and certain foreign net operating loss carryforwards.

Exhibit Index

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

4	Description of Specimen Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.2	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).*

10.3	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.4	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.5	Revolving Credit Agreement between National City Bank (now, PNC Bank, National Association) and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).10.6 Amendment to the Revolving Credit Agreement between National City Bank (now, PNC Bank, National Association) and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.7	Line of Credit Note and Loan Agreement dated February 5, 2010 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-K filing for the fiscal year ended December 31, 2010).

10.8	Amendment to Loan Agreement dated November 7, 2011 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 8-K current report filing dated November 7, 2011).

10.9	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option Agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).*

10.10	Preformed Line Products Company Chief Executive Officer Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).

10.11	Preformed Line Products Company Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 8-K current report filing dated May1, 2008).*

10.12	Deferred Shares Plan (incorporated by reference to the Company’s 8-K current report filing dated August 21, 2008).*

10.13	Form of Restricted Shares Grant Agreement (incorporated by reference to the Company’s 10-Q filing for the quarter ended September 30, 2008).*

10.14	Stock and Purchase Agreement, dated October 22, 2009, by and among the Company and Tyco Electronics Group S.A. to acquire the Dulmison business (incorporated by reference to the Company’s 10-K filing for the fiscal year ended December 31, 2009) .

10.15	Stock Purchase Agreement dated May 10, 2011, by and between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr, dated July 29, 2008 (incorporated by reference to the Company’s 8-K current report filing dated May 10, 2011).

10.16	Stock Purchase Agreement dated May 10, 2011, by and between the Company and Bernard L. Karr, Assistant Secretary of the Thomas F. Peterson Foundation (incorporated by reference to the Company’s 8-K current report filing dated May 10, 2011).

10.17	Share Purchase Agreement, dated August 14, 2012 between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr dated July 29, 2008 (incorporated herein by reference to the Company’s Form 8-K filed on August 14, 2012).

10.18	Share Purchase Agreement, dated August 14, 2012 between the Company and the Thomas F. Peterson Foundation (incorporated herein by reference to the Company’s Form 8-K filed on August 14, 2012).

10.19	Share Purchase Agreement, dated May 9, 2013, by and between the Company and the Thomas F. Peterson Foundation (incorporated herein by reference to the Company’s Form 8-K filed on May 10, 2013).

10.20	Form of Restricted Stock Unit Award Agreement, filed herewith.*

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 8-K current report filing dated August 6, 2007).

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contracts or compensatory plan or arrangement.