Form 10-Q
period 2014-03-31
PREFORMED LINE PRODUCTS CO
filed 2014-05-02
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding as of May 1, 2014: 5,388,733.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31	December 31
	2014	2013
Thousands of dollars, except share and per share data
ASSETS
Cash and cash equivalents	$21,173	$24,291
Accounts receivable, less allowances of $2,100 ($2,136 in 2013)	74,957	67,587
Inventories - net	79,638	73,835
Deferred income taxes	6,463	7,022
Prepaids	6,218	6,112
Prepaid taxes	4,115	3,733
Other current assets	3,736	3,154

TOTAL CURRENT ASSETS	196,300	185,734
Property, plant and equipment - net	105,146	100,461
Patents and other intangibles - net	16,549	11,787
Goodwill	19,181	13,873
Deferred income taxes	3,922	3,416
Other assets	17,486	17,135

TOTAL ASSETS	$358,584	$332,406

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$2,923	$1,105
Current portion of long-term debt	162	195
Trade accounts payable	22,483	21,750
Accrued compensation and amounts withheld from employees	11,856	10,787
Accrued expenses and other liabilities	9,998	11,118
Accrued profit-sharing and other benefits	2,332	5,086
Dividends payable	1,107	1,098
Income taxes payable and deferred income taxes	1,501	1,076

TOTAL CURRENT LIABILITIES	52,362	52,215
Long-term debt, less current portion	31,931	13,054
Unfunded pension obligation	4,763	5,027
Income taxes payable, noncurrent	1,610	1,556
Deferred income taxes	5,584	3,621
Other noncurrent liabilities	5,924	4,603
SHAREHOLDERS’ EQUITY
PLPC Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,388,733 and 5,391,074 issued and outstanding, net of 783,418 and 779,279 treasury shares at par, respectively, at March 31, 2014 and December 31, 2013	10,777	10,782
Common shares issued to rabbi trust, 249,198 and 253,156 shares at March 31, 2014 and December 31, 2013	(9,156)	(9,306)
Deferred compensation liability	9,156	9,306
Paid in capital	21,955	21,082
Retained earnings	239,548	238,168
Accumulated other comprehensive loss	(15,870)	(17,702)

TOTAL SHAREHOLDERS’ EQUITY	256,410	252,330

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$358,584	$332,406

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three month periods ended March 31
	2014	2013
	(Thousands, except per share data)
Net sales	$89,925	$98,689
Cost of products sold	62,477	67,390

GROSS PROFIT	27,448	31,299
Costs and expenses
Selling	8,505	9,061
General and administrative	11,158	11,480
Research and engineering	3,775	3,770
Other operating (income) expense	(203)	121

	23,235	24,432

OPERATING INCOME	4,213	6,867
Other income (expense)
Interest income	109	116
Interest expense	(161)	(103)
Other income (expense)	(24)	37

	(76)	50

INCOME BEFORE INCOME TAXES	4,137	6,917
Income taxes	1,399	1,952

NET INCOME	$2,738	$4,965

BASIC EARNINGS PER SHARE
Net income	$0.51	$0.92

DILUTED EARNINGS PER SHARE
Net income	$0.50	$0.91

Cash dividends declared per share	$0.20	$0

Weighted-average number of shares outstanding - basic	5,392	5,377

Weighted-average number of shares outstanding - diluted	5,431	5,457

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three month periods ended March 31
	2014	2013
	(Thousands of dollars)
Net income	$2,738	$4,965
Other comprehensive income, net of tax
Foreign currency translation adjustment	1,830	420
Recognized net acturial loss (net of tax provision $1 and $47 for the three months ended March 31, 2014 and 2013)	2	77

Other comprehensive income, net of tax	1,832	497

Comprehensive income	$4,570	$5,462

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Three month periods ended March 31
	2014	2013
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$2,738	$4,965
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	3,078	2,961
Provision for accounts receivable allowances	14	95
Provision for inventory reserves	627	165
Deferred income taxes	313	(321)
Share-based compensation expense	612	423
Excess tax benefits from share-based awards	(160)	0
Other - net	35	(1)
Changes in operating assets and liabilities:
Accounts receivable	(4,818)	(5,616)
Inventories	(621)	241
Trade accounts payables and accrued liabilities	(2,752)	206
Income taxes payable	54	(2,786)
Other - net	(359)	(1,728)

NET CASH USED IN OPERATING ACTIVITIES	(1,239)	(1,396)
INVESTING ACTIVITIES
Capital expenditures	(6,504)	(5,883)
Business acquisitions, net of cash acquired	(13,923)	0
Proceeds from the sale of property and equipment	20	36

NET CASH USED IN INVESTING ACTIVITIES	(20,407)	(5,847)
FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	1,700	(123)
Proceeds from the issuance of long-term debt	29,546	18,532
Payments of long-term debt	(10,725)	(11,847)
Earn-out consideration payments	0	(112)
Dividends paid	(1,107)	0
Excess tax benefits from share-based awards	160	0
Proceeds from issuance of common shares	105	20
Purchase of common shares for treasury	0	(134)
Purchase of common shares for treasury from related parties	(261)	0

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,418	6,336
Effects of exchange rate changes on cash and cash equivalents	(890)	(189)

Net decrease in cash and cash equivalents	(3,118)	(1,096)
Cash and cash equivalents at beginning of year	24,291	28,120

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,173	$27,024

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

The Consolidated Balance Sheet at December 31, 2013 has been derived from the audited consolidated financial statements, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s 2013 Annual Report on Form 10-K filed on March 14, 2014 with the Securities and Exchange Commission.

NOTE B – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	March 31	December 31
	2014	2013
Finished products	$43,909	$37,301
Work-in-process	8,674	7,779
Raw materials	38,850	40,251

	91,433	85,331
Excess of current cost over LIFO cost	(4,092)	(4,146)
Noncurrent portion of inventory	(7,703)	(7,350)

	$79,638	$73,835

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $25.7 million at March 31, 2014 and $25.1 million at December 31, 2013. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three month period ended March 31, 2014, the net change in LIFO inventories resulted in a $.1 million charge to Income before income taxes. During the three month period ended March 31, 2013, the net decrease in LIFO inventories resulted in a less than $.1 million benefit to Income before income taxes.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment - net

Major classes of property, plant and equipment are stated at cost and were as follows:

	March 31	December 31
	2014	2013
Land and improvements	$13,036	$12,141
Buildings and improvements	72,659	69,963
Machinery and equipment	145,098	141,940
Construction in progress	8,423	7,185

	239,216	231,229
Less accumulated depreciation	134,070	130,768

	$105,146	$100,461

Legal proceedings

From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations, or cash flows.

NOTE C – PENSION PLANS

The Company uses a December 31 measurement date for the Plan. Net periodic benefit cost for this plan included the following components:

	Three month period ended March 31
	2014	2013
Service cost	$23	$37
Interest cost	340	312
Expected return on plan assets	(449)	(367)
Recognized net actuarial loss	3	124

Net periodic benefit (income) expense	$(83)	$106

During the three month period ended March 31, 2014, $.2 million of contributions were made to the Plan. The Company presently anticipates contributing an additional $.5 million to fund the Plan in 2014.

NOTE D – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three months ended March 31, 2014
	Defined benefit	Currency
	pension plan	Translation
	activity	Adjustment	Total
Balance at January 1, 2014	$(1,905)	$(15,797)	$(17,702)
Other comprehensive income before reclassifications:
Gain on foreign currency translation adjusment	0	1,830	1,830
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	2	0	2

Net current period other comprehensive income	2	1,830	1,832

Balance at March 31, 2014	$(1,903)	$(13,967)	$(15,870)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE E – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that were outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three month periods ended March 31, 2014 and 2013 was as follows:

	For the three month period ended March 31
	2014	2013
Numerator
Net income	$2,738	$4,965

Denominator
Determination of shares
Weighted-average common shares outstanding	5,392	5,377
Dilutive effect - share-based awards	39	80

Diluted weighted-average common shares outstanding	5,431	5,457

Earnings per common share attributable to PLPC shareholders
Basic	$0.51	$0.92

Diluted	$0.50	$0.91

For the three month periods ended March 31, 2014 and 2013, 17,000 and 0 stock options, respectively, were excluded from the calculation of diluted earnings per shares as they were anti-dilutive because the average market price was lower than the exercise price plus any unearned compensation on unvested options.

For the three month periods ended March 31, 2014 and 2013, 55,312 and 2,058 restricted shares, respectively, were excluded from the calculation of diluted earnings per shares as they were anti-dilutive because the average market price was lower than the exercise price plus any unearned compensation on unvested options.

NOTE F – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	March 31, 2014		December 31, 2013
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets
Patents	$4,826	$(4,510)	$4,824	$(4,434)
Land use rights	1,356	(155)	1,380	(153)
Trademark	2,032	(734)	1,590	(680)
Customer backlog	605	(605)	578	(578)
Technology	3,749	(614)	2,751	(538)
Customer relationships	13,931	(3,332)	10,133	(3,086)

	$26,499	$(9,950)	$21,256	$(9,469)

Indefinite-lived intangible assets

Goodwill	$19,181		$13,873

The aggregate amortization expense for other intangibles with finite lives for the three month periods ended March 31, 2014 and 2013 was $.4 million for each period. Amortization expense is estimated to be $1.2 million for the remaining period of 2014, $1.3 million for 2015, $1.2 million for 2016, $1.2 million for 2017 and $1.1 million for 2018. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 2.1 years: land use rights, 62.9 years; trademark, 11.4 years: technology, 17.6 years and customer relationships, 15.8 years.

The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. There were no indications of impairment during the three month period ended March 31, 2014. The Company performs its annual impairment test for goodwill utilizing a discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly different. However, the Company believes that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the three month period ended March 31, 2014, are as follows:

	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2014	$3,078	$1,754	$9,041	$13,873
Additions	4,826	0	0	4,826
Currency translation	33	(28)	477	482

Balance at March 31, 2014	$7,937	$1,726	$9,518	$19,181

The additions to goodwill relate to the acquisition of Helix Uniformed Limited on January 31, 2014.

NOTE G – SHARE-BASED COMPENSATION

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the three month period ended March 31, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	13,000	$39.95
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	0	$0.00

Outstanding (exercisable and vested) at March 31, 2014	13,000	$39.95	3.4	$372

Exercisable at March 31, 2014	13,000	$39.95	3.4	$372

There were zero stock options exercised during the three month periods ended March 31, 2014 or 2013.

For the three months periods ended March 31, 2014 and 2013, the Company recorded no compensation expense related to stock options currently vesting of zero for either periods as all options are fully vested.

Long Term Incentive Plan of 2008

Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers, and directors are eligible to receive awards of options and restricted shares. The purpose of this LTIP is to give the Company a competitive advantage in attracting, retaining, and motivating officers, employees and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. The total number of Company common shares reserved for awards under the LTIP is 900,000. Of the 900,000 common shares, 800,000 common shares have been reserved for restricted share unit awards and 100,000 common shares have been reserved for share options. The LTIP expires on April 17, 2018.

Restricted Share Units

For all of the participants except the CEO, a portion of the restricted share units (RSUs) is subject to time-based cliff vesting and a portion is subject to vesting based upon the Company’s performance over a three year period. All of the CEO’s RSUs are subject to vesting based upon the Company’s performance over a three year period.

The RSUs are offered at no cost to the employees; however, the participant must remain employed with the Company until the restrictions on the restricted shares lapse. The fair value of RSUs is based on the market price of a common share on the grant date. The Company currently estimates that no awards will be forfeited. Dividends declared are accrued in cash.

A summary of the RSUs for the three month period ended March 31, 2014 is as follows:

	Restricted Share Awards
	Performance		Total	Weighted-Average
	and Service	Service	Restricted	Grant-Date
	Required	Required	Awards	Fair Value
Nonvested as of January 1, 2014	89,459	10,202	99,661	$65.86
Granted	40,676	4,799	45,475	63.95
Vested	0	0	0	0
Forfeited	0	0	0	0

Nonvested as of March 31, 2014	130,135	15,001	145,136	$65.26

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statement of Consolidated Income. Compensation expense related to the time-based restricted shares for the three month periods ended March 31, 2014 and 2013 was $.1 million and $.1 million, respectively. As of March 31, 2014, there was $.6 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 2.1 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and sales growth over a requisite performance period. Depending on the extent to which the performance criterions are probable of being satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the three month periods ended March 31, 2014 and 2013 was $.6 million and $.5 million for each period. As of March 31, 2014, the remaining performance-based RSUs compensation expense of $5.3 million is expected to be recognized over a period of approximately 2.1 years.

The excess tax benefits from RSUs for the three month periods ended March 31, 2014 and 2013 was $.2 million and $0, respectively.

In the event of a Change in Control (as defined in the LTIP), vesting of the restricted shares will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a maximum potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.

To satisfy the vesting of its restricted share awards, the Company has issued new shares from its authorized but unissued shares. Any additional granted awards will also be issued from the Company’s authorized but unissued shares. Under the LTIP, there are 384,398 common shares currently available for additional restricted share grants.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer LTIP restricted shares for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of March 31, 2014, 249,198 shares have been deferred and are being held by the rabbi trust.

Share Option Awards

The LTIP plan permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At March 31, 2014 there were 40,000 shares remaining available for issuance under the LTIP. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

The Company utilizes the Black-Scholes option pricing model for estimating fair values of options. The Black-Scholes model requires assumptions regarding the volatility of the Company’s stock, the expected life of the stock award and the Company’s dividend yield. The Company utilizes historical data in determining these assumptions. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.

There were 17,000 and 0 options granted for the three month periods ended March 31, 2014 and 2013.

The fair value for the stock options granted in 2014 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2014
Risk-free interest rate	1.7%
Dividend yield	1.7%
Expected life (years)	5
Expected volatility	45.8%

Activity in the Company’s LTIP plan for the three month period ended March 31, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	17,000	$54.20
Granted	17,000	$71.62
Exercised	(1,250)	$52.10
Forfeited	0	0

Outstanding (vested and expected to vest) at March 31, 2014	32,750	$63.32	8.9	$244

Exercisable at March 31, 2014	9,375	$53.67	7.8	$160

The weighted-average grant-date fair value of options granted during 2014 was $25.79. There were 1,250 and zero stock options exercised during the three month periods ended March 31, 2014 and 2013, respectively. The total intrinsic value of stock options exercised during the three month periods ended March 31, 2014 and 2013 was less than $.1 million and zero, respectively. Cash received for the exercise of stock options during the three month periods ended March 31, 2014 and 2013 was $.1 million and zero, respectively.

For the three month periods ended March 31, 2014 and 2013, the Company recorded compensation expense related to the stock options currently vesting of $.1 million and less than $.1 million, respectively. The total compensation cost related to nonvested awards not yet recognized at March 31, 2014 is expected to be a combined total of $.5 million over a weighted-average period of approximately 2.4 years.

NOTE H – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At March 31, 2014, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the three month period ended March 31, 2014. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt approximates its carrying value as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$35,027	$35,016	$13,279	$13,249

NOTE I – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 clarifies the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP by emphasizing that the accounting for the release of the cumulative translation adjustment into net income for sales or transfers of a controlling financial interest within a foreign entity is the same irrespective of whether the sale or transfer is of a subsidiary or a group of assets that is a nonprofit activity or business. When a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company adopted the guidance in the first quarter of 2014 and it did not have an effect on the Company’s results of operations, financial condition or cash flow.

NOTE J – NEW ACCOUNTING STANDARDS TO BE ADOPTED

In April 2014, the FASB issued Accounting Standards Update 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, or ASU 2014-08. ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. The Company is required to adopt ASU 2014-08 prospectively for all disposals or components of the business classified as held for sale during fiscal period beginning after December 15, 2014 and are currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

NOTE K – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three month periods ended March 31, 2014 and 2013. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three month period ended March 31
	2014	2013
Net sales
PLP-USA	$30,686	$39,423
The Americas	23,234	19,417
EMEA	14,226	13,889
Asia-Pacific	21,779	25,960

Total net sales	$89,925	$98,689

Intersegment sales
PLP-USA	$2,725	$2,718
The Americas	1,365	1,934
EMEA	362	811
Asia-Pacific	2,198	2,707

Total intersegment sales	$6,650	$8,170

Income taxes
PLP-USA	$839	$1,458
The Americas	314	241
EMEA	338	459
Asia-Pacific	(92)	(206)

Total income taxes	$1,399	$1,952

Net income (loss)
PLP-USA	$1,002	$3,386
The Americas	1,330	679
EMEA	853	1,376
Asia-Pacific	(447)	(476)

Total net income	$2,738	$4,965

	March 31	December 31
	2014	2013
Assets
PLP-USA	$91,584	$90,414
The Americas	91,855	73,200
EMEA	54,599	51,345
Asia-Pacific	120,230	117,129

	358,268	332,088
Corporate assets	316	318

Total assets	$358,584	$332,406

NOTE L – INCOME TAXES

The Company’s effective tax rate was 34% and 28% for the three month periods ended March 31, 2014 and 2013, respectively. The lower effective tax rate for the three month period ended March 31, 2013 compared to the U.S. federal statutory tax rate of 35% is primarily due to increased earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested. The higher effective tax rate for the three month period ending March 31, 2014 compared with the same period for 2013 was primarily related to the recording of 2012 tax benefits attributable to the American Taxpayer Relief Act of 2012 (the “Act”), signed into law on January 2, 2013. The Act retroactively restored business tax provisions, primarily the research and experimentation credit and the Subpart F controlled foreign corporation look-through exception. There was no benefit recorded in 2014 as the Act was not extended into 2014.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. No significant changes to the valuation allowance were reflected for the period ended March 31, 2014.

As of March 31, 2014, the Company had gross unrecognized tax benefits of approximately $.6 million with no significant changes during the period ended March 31, 2014. The Company does not anticipate any material changes to the amount of unrecognized tax benefits within the next nine months.

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

The following is a rollforward of the product warranty reserve:

	Three Months Ended March 31,
	2014	2013
Balance at the beginning of period	$1,140	$1,229
Additions charged to income	98	0
Warranty usage	0	(157)
Currency translation	(6)	10

End of period balance	$1,232	$1,082

NOTE N – BUSINESS COMBINATIONS

On January 31, 2014, the Company acquired Helix Uniformed Limited (Helix), located in Montreal, Quebec, Canada. From an accounting perspective, the acquisition is not considered material. The acquisition of Helix will diversify the Company’s business in Canada, expand its manufacturing footprint and enhance its engineering capabilities locally. The results of Helix are included in The Americas reportable segment. The values related to the acquisition are preliminary and subject to final opening balance sheet adjustments.

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

OVERVIEW

Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) was incorporated in Ohio in 1947. We are an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries. Our primary products support, protect, connect, terminate and secure cables and wires. We also provide solar hardware systems and mounting hardware for a variety of solar power applications. Our goal is to continue to achieve profitable growth as a leader in the innovation, development, manufacture, and marketing of technically advanced products and services related to energy, communications, and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets. We have 18 sales and manufacturing operations in 15 different countries.

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

RECENT DEVELOPMENTS

On January 31, 2014, we acquired Helix Uniformed Limited (Helix), located in Montreal, Quebec, Canada. From an accounting perspective, the acquisition is not considered material. The acquisition of Helix will diversify our business in Canada, expand our manufacturing footprint and enhance our engineering capabilities locally. Helix is included in our The Americas reporting segment.

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

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weaken against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into less dollars. On average, foreign currencies weakened against the U.S. dollar in the first quarter of 2014. The fluctuations of foreign currencies during the three month period ended March 31, 2014 had an unfavorable impact on net sales of $4.4 million as compared to 2013. The most significant currencies that contributed to this movement were the South African rand, the Brazilian real, the Canadian dollar and the Australian dollar. On a reportable segment basis, the unfavorable impact of foreign currency on net sales and net income for the three month period ended March 31, 2014, was as follows:

	Foreign Currency Impact
	Three Month Period ended March 31
Thousands of dollars	Net Sales	Net Income
The Americas	$(2,500)	$(170)
EMEA	(133)	(47)
Asia-Pacific	(1,803)	98

Total	$(4,436)	$(119)

The following table sets forth a summary of the Company’s Consolidated Income Statements and the percentage of net sales for the three month periods ended March 31, 2014 and 2013. The Company’s past operating results are not necessarily indicative of future operating results.

	Three month period ended March 31
Thousands of dollars	2014		2013		Change	% Change
Net sales	$89,925	100.0%	$98,689	100.0%	$(8,764)	(9)%
Cost of products sold	62,477	69.5%	67,390	68.3%	(4,913)	(7)

GROSS PROFIT	27,448	30.5%	31,299	31.7%	(3,851)	(12)
Costs and expenses	23,235	25.8%	24,432	24.8%	(1,197)	(5)

OPERATING INCOME	4,213	4.7%	6,867	7.0%	(2,654)	(39)
Other income (expense)	(76)	-0.1%	50	0.1%	(126)	NM

INCOME BEFORE INCOME TAXES	4,137	4.6%	6,917	7.0%	(2,780)	(40)
Income taxes	1,399	1.6%	1,952	2.0%	(553)	(28)

NET INCOME	$2,738	3.0%	$4,965	5.0%	$(2,227)	(45)%

NM- Not meaningful.

The global financial and economic conditions continue to be volatile but our financial condition remains strong despite the continued uncertainties caused by the Eurozone crisis and reduced growth in areas of the Asia-Pacific segment. Despite the current global economy, we believe our business fundamentals are sound and strategically well-positioned as we remain focused on managing costs, increasing sales volumes and delivering value to our customers. We have continued to invest in our business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 14% and can borrow needed funds at an attractive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2014 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2013

Net sales. For the three month period ended March 31, 2014, net sales were $89.9 million, a decrease of $8.8 million, or 9%, from the three month period ended March 31, 2013. Excluding the effect of currency translation, net sales decreased 4% as summarized in the following table:

	Three month period ended March 31
thousands of dollars	2014	2013	Change	Change due to currency translation	Change excluding currency tranlation	% change
Net sales
PLP-USA	$30,686	$39,423	$(8,737)	$0	$(8,737)	(22)%
The Americas	23,234	19,417	3,817	(2,500)	6,317	33
EMEA	14,226	13,889	337	(133)	470	3
Asia-Pacific	21,779	25,960	(4,181)	(1,803)	(2,378)	(9)

Consolidated	$89,925	$98,689	$(8,764)	$(4,436)	$(4,328)	(4)%

The decrease in PLP-USA net sales of $8.7 million, or 22%, was primarily due to price/mix decreases of $4.6 million and a volume decrease of $4.1 million. The volume decrease was primarily related to the completion of large transmission projects in the first quarter of 2013. International net sales for the three month period ended March 31, 2014 were unfavorably affected by $4.4 million when local currencies were converted to U.S. dollars. The following discussions of changes in net sales exclude the effect of currency translation. The Americas net sales of $23.2 million increased $6.3 million, or 33%, primarily related to higher organic net sales of $3.8 million, an increase in solar sales of $.3 million and an increase in acquisition-related net sales of $2.2 million in the region. EMEA net sales of $14.2 million increased $.5 million, or 3%, primarily due to higher overall net sales volume in the region partially offset by lower net sales in certain locations as compared with significant 2013 government investment in infrastructure. In Asia-Pacific, net sales of $21.8 million decreased $2.4 million, or 9% compared to 2013. The decrease in net sales was primarily due to lower transmission projects in the region and sales volume decreases in data communication.

Gross profit. Gross profit of $27.4 million for the three month period ended March 31, 2014 decreased $3.9 million, or 12%, compared to the three month period ended March 31, 2013. Excluding the effect of currency translation, gross profit decreased 9% as summarized in the following table:

	Three month period ended March 31
thousands of dollars	2014	2013	Change	Change due to currency translation	Change excluding currency translation	% change
Gross profit
PLP-USA	$10,415	$14,229	$(3,814)	$0	$(3,814)	(27)%
The Americas	6,208	4,902	1,306	(695)	2,001	41
EMEA	4,845	5,020	(175)	(60)	(115)	(2)
Asia-Pacific	5,980	7,148	(1,168)	(404)	(764)	(11)

Consolidated	$27,448	$31,299	$(3,851)	$(1,159)	$(2,692)	(9)%

PLP-USA gross profit of $10.4 million decreased $3.8 million compared to 2013. Of PLP-USA’s $3.8 million gross profit decrease, $4.4 million was due to lower net sales partially offset by $.4 million due to lower production expenses, $.1 million due to lower employee related expenses and a decrease in repairs and maintenance of $.1 million. International gross profit for the three month period ended March 31, 2014 was unfavorably impacted by $1.2 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increase of $2 million was primarily the result a $1.8 million increase in organic gross profit and $.2 million related to acquisition-related gross profit. Of The Americas $1.8 million increase in organic gross profit, $1.8 million was from higher net sales and $.4 million from better production margins partially offset by $.4 million from higher material costs. Helix’s gross profit was negatively impacted by the sale of inventories which were adjusted to fair value on the acquisition date. The acquisition was accounted for pursuant to the current business combination standards. In accordance with the standards, we recorded, as of their respective acquisition dates, the acquired inventories at their respective fair values. We have recognized $.8 million of the acquired inventories fair value adjustment in Cost of products sold. The EMEA gross profit decreased $.1 million as a result of $.4 million from higher production costs partially offset by lower material costs. Asia-Pacific gross profit of $6 million decreased $.8 million due to $.6 million from lower net sales coupled with lower product margins in the region.

Costs and expenses. Costs and expenses of $23.2 million for the three month period ended March 31, 2014 decreased $1.2 million, or 5%, compared to 2013. Excluding the effect of currency translation, costs and expenses decreased 1% as summarized in the following table:

	Three month period ended March 31
thousands of dollars	2014	2013	Change	Change due to currency translation	Change excluding currency translation	% change
Costs and expenses
PLP-USA	$8,508	$9,340	$(832)	$0	$(832)	(9)%
The Americas	4,491	4,029	462	(465)	927	23
EMEA	3,699	3,222	477	6	471	15
Asia-Pacific	6,537	7,841	(1,304)	(530)	(774)	(10)

Consolidated	$23,235	$24,432	$(1,197)	$(989)	$(208)	(1)%

PLP-USA costs and expenses decreased $.8 million primarily due to a decrease in commission expense of $.4 million, $.6 million due to higher net foreign currency exchange gains related to intercompany receivables and loans, an increase in intercompany interest income of $.1 million, partially offset by an increase in consulting/system integration costs of $.3 million and an increase in travel expense of $.1 million. The foreign currency exchange gains are primarily related to translating foreign denominated loans, trade receivables and royalty receivables from our foreign subsidiaries at the quarter end exchange rates. International costs and expenses for the three month period ended March 31, 2014 were favorably impacted by $1 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses exclude the effect of currency translation. The Americas costs and expenses of $4.5 million increased $.9 million due to higher costs and expenses of $.3 million due to acquiring Helix on January 31, 2014, higher intercompany related expenses of $.3 million and higher personal related costs in the region partially offset by higher net foreign currency exchange gains of $.2 million and lower commissions of $.1 million. EMEA costs and expenses of $3.7 million increased $.5 million compared to 2013 due primarily to $.2 million related to the start-up related costs of two new subsidiaries in the region, higher net foreign currency exchange losses of $.1 million and higher personnel related costs in the region. Asia-Pacific costs and expenses of $6.5 million decreased $.8 million primarily due to lower employee related costs, lower net foreign currency exchange losses of $.1 million and lower intercompany related expenses of $.1 million partially offset by higher net bad debt expense of $.2 million and higher commissions of $.1 million.

Other income (expense). Other income (expense) for the three month period ended March 31, 2014 of $.1 million decreased $.1 million primarily due to an increase in interest expense coupled with higher net other expenses primarily due to our January 31, 2014 acquisition of Helix.

Income taxes. Income taxes for the three month period ended March 31, 2014 of $1.4 million was $.6 million lower than the same period in 2013. The effective tax rate for the three month period ended March 31, 2014 was 34% compared to 28% for the same period in 2013. The effective tax rate for three month period ended March 31, 2014 is lower than the U.S. federal statutory rate of 35% primarily due to increased earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested. The higher effective tax rate for the three month period ending March 31, 2014 compared with the same period for 2013 was primarily related to the recording of 2012 tax benefits attributable to the American Taxpayer Relief Act of 2012 (the “Act”), signed into law on January 2, 2013. The Act retroactively restored business tax provisions, primarily the research and experimentation credit and the Subpart F controlled foreign corporation look-through exception. There was no benefit recorded in 2014 as the Act was not extended into 2014.

Net income. As a result of the preceding items, net income for the three month period ended March 31, 2014 was $2.7 million, compared to $5 million for the three month period ended March 31, 2013. Excluding the effect of currency translation, net income decreased $2.1 million as summarized in the following table:

	Three month period ended March 31
thousands of dollars	2014	2013	Change	Change due to currency translation	Change excluding currency translation	% change
Net income
PLP-USA	$1,002	$3,386	$(2,384)	$0	$(2,384)	(70)%
The Americas	1,330	679	651	(170)	821	121
EMEA	853	1,376	(523)	(47)	(476)	(35)
Asia-Pacific	(447)	(476)	29	98	(69)	14

Consolidated	$2,738	$4,965	$(2,227)	$(119)	$(2,108)	(42)%

PLP-USA net income decreased $2.4 million due to a $3 million decrease in operating income partially offset by a decrease in income taxes. International net income for the three month period ended March 31, 2014 was unfavorably affected by $.1 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income increased $.8 million as a result of a $1.1 million increase in operating income partially offset by a decrease in other income of $.1 million and higher income taxes of $.1 million. EMEA net income decreased $.5 million due to a $.6 million decrease in operating income partially offset by lower taxes. Asia-Pacific net loss increased $.1 million due to a $.8 million decrease in gross profit partially offset by lower period expenses and income taxes.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2013 and are, therefore, not presented herein.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In 2014, we used cash of $13.9 million, net of cash acquired, related to a business acquisition on January 31, 2014 and $6.5 million for capital expenditures. We ended the first quarter of 2014 with $21.2 million of cash and cash equivalents. We believe we have adequate sources of liquidity including additional borrowing capacity of $18.5 million and the ability to generate cash to meet existing or reasonably likely future cash requirements. Our cash and cash equivalents are held in various locations throughout the world. At March 31, 2014, the majority of our cash and cash equivalents are held outside the U.S. We expect accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Our financial position remains strong and our current ratio at March 31, 2014 and December 31, 2013 was 3.7 to 1 and 3.6 to 1, respectively. At March 31, 2014, our unused availability under our line of credit was $18.5 million and our bank debt to equity percentage was 14%. On October 16, 2013, we decreased our borrowing capacity under our credit facility from $90 million to $50 million and on January 23, 2014 we extended the term to January 2017. All other terms, including the interest rate at LIBOR plus 1.125%, remain the same. The line of credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At March 31, 2014 and December 31, 2013, we were in compliance with these covenants.

We expect that our major source of funding for 2014 and beyond will be our operating cash flows, our existing cash and cash equivalents as well as our line of credit agreement. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our borrowing capacity provides substantial financial resources if needed to supplement funding of capital expenditures and/or acquisitions. We do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

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

Sources and Uses of Cash

Cash decreased $3.1 million for the three month period ended March 31, 2014. Net cash used in operating activities was $1.2 million. The major investing and financing uses of cash were capital expenditures of $6.5 million, a business acquisition of $13.9 million, net of cash acquired, and dividends of $1.1 million, offset by net borrowings of $20.5 million. Currency had a negative $.9 million impact on cash and cash equivalents when translating foreign denominated financial statements to U.S. dollars.

Net cash used in operating activities for the three month period ended March 31, 2014 increased $.2 million compared to the three month period ended March 31, 2013 primarily as a result of an increase in non-cash items of $1.2 million coupled with a lesser increase in operating assets (net of operating liabilities) of $1.2 million, partially offset by a decrease in net income of $2.2 million.

Net cash used in investing activities for the three month period ended March 31, 2014 of $20.4 million represents a increase of $14.6 million when compared to cash used in investing activities in the three month period ended March 31, 2013. The increase was primarily related to a business acquisition of $13.9 million, net of cash acquired, on January 31, 2014 and capital expenditures increases of $.6 million in the three month period ended March 31, 2014 when compared to the same period in 2013. The business acquisition, net of cash acquired, of $13.9 million, relates to the acquisition of Helix. The increase in capital expenditures was due mostly to the purchase of the land and building at Helix from the prior owner for $2.8 million partially offset by $1.1 million related to the expansion of our worldwide corporate headquarters in 2013 and lower capital expenditures at our worldwide locations.

Cash provided by financing activities for the three month period ended March 31, 2014 was $19.4 million compared to $6.3 million for the three month period ended March 31, 2013. The increase of $13.1 million was primarily a result of an increase in debt borrowings in 2014 compared to 2013 of $14 million partially offset by dividends paid of $1.1 million. In December 2012, we advanced our first and second quarter expected dividend payments (which would have been payable in January and April 2013) due to the uncertainty of the U.S. tax laws.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 clarifies the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP by emphasizing that the accounting for the release of the cumulative translation adjustment into net income for sales or transfers of a controlling financial interest within a foreign entity is the same irrespective of whether the sale or transfer is of a subsidiary or a group of assets that is a nonprofit activity or business. When a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We adopted the guidance in the first quarter of 2014 and it did not have an effect on our results of operations, financial condition or cash flow.

NEW ACCOUNTING STANDARDS TO BE ADOPTED

In April 2014, the FASB issued Accounting Standards Update 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, or ASU 2014-08. ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. We are required to adopt ASU 2014-08 prospectively for all disposals or components of our business classified as held for sale during fiscal period beginning after December 15, 2014 and are currently evaluating what impact, if any, its adoption will have to the presentation of our consolidated financial statements.

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

The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:

•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States (U.S.), Canada, and Western Europe and may not grow as expected in developing regions;

•	The ability of our customers to raise funds needed to build the facilities their customers require;

•	Technological developments that affect longer-term trends for communication lines such as wireless communication;

•	The decreasing demands for product supporting copper-based infrastructure due to the introduction of products using new technologies or adoption of new industry standards;

•	The Company’s success at continuing to develop proprietary technology and maintaining high quality products and customer service to meet or exceed existing or new industry performance standards and individual customer expectations;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful in expanding the Company’s product line or production facilities into new areas;

•	The Company’s ability to identify, complete and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	Changes in significant government regulations affecting environmental compliances;

•	The telecommunication market’s continued deployment of Fiber-to-the-Premises;

•	The Company’s ability to obtain funding for future acquisitions;

•	The potential impact of the global economic condition and the depressed U.S. housing market on the Company’s ongoing profitability and future growth opportunities in our core markets in the U.S. and other foreign countries where the financial situation is expected to be similar going forward;

•	The continued support by Federal, State, Local and Foreign Governments in incentive programs for upgrading electric transmission lines and promoting renewable energy deployment;

•	Decrease in infrastructure spending globally as a result of worldwide depressed spending; and

•	Those factors described under the heading “Risk Factors” on page 13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 14, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2014, the Company had no foreign currency forward exchange contract outstanding. The Company does not hold derivatives for trading purposes.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $35 million at March 31, 2014. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.2 million for the three month period ended March 31, 2014.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $6.6 million and on income before tax of $3.8 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2014 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 14, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 4, 2010, the Company announced that the Board of Directors authorized a plan to repurchase up to 250,000 of Preformed Line Products common shares. The repurchase plan does not have an expiration date. The following table includes repurchases for the three month period ended March 31, 2014.

Period (2014)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January	0	0	213,968	36,032
February	0	0	213,968	36,032
March	4,139	0	218,107	31,893

Total	4,139

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2014	/s/	Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 2, 2014	/s/	Eric R. Graef
Eric R. Graef
Chief Financial Officer, Vice President – Finance and
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