Form 10-Q
period 2014-06-30
PREFORMED LINE PRODUCTS CO
filed 2014-08-08
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding as of August 1, 2014: 5,390,092.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2014	2013
Thousands of dollars, except share and per share data	(Unaudited)
ASSETS
Cash and cash equivalents	$24,585	$24,291
Accounts receivable, less allowances of $2,341 ($2,136 in 2013)	75,864	67,587
Inventories - net	78,986	73,835
Deferred income taxes	6,231	7,022
Prepaids	5,717	6,112
Prepaid taxes	4,173	3,733
Other current assets	8,540	3,154

TOTAL CURRENT ASSETS	204,096	185,734

Property, plant and equipment - net	108,202	100,461
Patents and other intangibles - net	16,494	11,787
Goodwill	19,384	13,873
Deferred income taxes	4,060	3,416
Other assets	15,697	17,135

TOTAL ASSETS	$367,933	$332,406

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$597	$1,105
Current portion of long-term debt	138	195
Trade accounts payable	23,781	21,750
Accrued compensation and amounts withheld from employees	12,640	10,787
Accrued expenses and other liabilities	9,707	11,118
Accrued profit-sharing and other benefits	3,818	5,086
Dividends payable	1,107	1,098
Income taxes payable and deferred income taxes	1,544	1,076

TOTAL CURRENT LIABILITIES	53,332	52,215

Long-term debt, less current portion	34,149	13,054
Unfunded pension obligation	4,521	5,027
Income taxes payable, noncurrent	1,541	1,556
Deferred income taxes	5,656	3,621
Other noncurrent liabilities	6,000	4,603

SHAREHOLDERS’ EQUITY
PLPC Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,389,992 and 5,391,074 issued and outstanding, net of 783,418 and 779,279 treasury shares at par, respectively, at June 30, 2014 and December 31, 2013	10,778	10,782
Common shares issued to rabbi trust, 249,557 and 253,156 shares at June 30, 2014 and December 31, 2013	(9,176)	(9,306)
Deferred compensation liability	9,176	9,306
Paid in capital	22,007	21,082
Retained earnings	243,521	238,168
Accumulated other comprehensive loss	(13,572)	(17,702)

TOTAL SHAREHOLDERS’ EQUITY	262,734	252,330

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$367,933	$332,406

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three month periods ended June 30		Six month periods ended June 30
	2014	2013	2014	2013
	(Thousands, except per share data)
Net sales	$99,981	$111,716	$189,906	$210,405
Cost of products sold	68,784	74,167	131,261	141,557

GROSS PROFIT	31,197	37,549	58,645	68,848

Costs and expenses
Selling	9,061	9,291	17,566	18,352
General and administrative	10,836	12,127	21,994	23,607
Research and engineering	4,183	3,571	7,958	7,341
Other operating (income) expense	(495)	2,071	(698)	2,192

	23,585	27,060	46,820	51,492

OPERATING INCOME	7,612	10,489	11,825	17,356

Other income (expense)
Interest income	98	134	207	250
Interest expense	(202)	(105)	(363)	(208)
Other income (expense)	98	162	74	199

	(6)	191	(82)	241

INCOME BEFORE INCOME TAXES	7,606	10,680	11,743	17,597

Income taxes	2,526	4,294	3,925	6,246

NET INCOME	$5,080	$6,386	$7,818	$11,351

BASIC EARNINGS PER SHARE
Net income	$0.94	$1.19	$1.45	$2.11

DILUTED EARNINGS PER SHARE
Net income	$0.94	$1.17	$1.44	$2.08

Cash dividends declared per share	$0.20	$0.20	$0.40	$0.20

Weighted-average number of shares outstanding - basic	5,389	5,368	5,390	5,372

Weighted-average number of shares outstanding - diluted	5,393	5,450	5,430	5,450

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three month periods ended June 30		Six month periods ended June 30
	2014	2013	2014	2013
	(Thousands of dollars)
Net income	$5,080	$6,386	$7,818	$11,351

Other comprehensive income, net of tax
Foreign currency translation adjustment	2,295	(8,560)	4,125	(8,140)
Recognized net actuarial loss (net of tax provision $2 and $46 for the three months ended June 30, 2014 and 2013, and net of tax provision $3 and $93 for the six months ended June 30, 2014 and 2013)	3	76	5	153

Other comprehensive income, net of tax	2,298	(8,484)	4,130	(7,987)

Comprehensive income	$7,378	$(2,098)	$11,948	$3,364

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Six month periods ended June 30
	2014	2013
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$7,818	$11,351

Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	6,296	6,084
Provision for accounts receivable allowances	486	380
Provision for inventory reserves	781	482
Deferred income taxes	443	(480)
Share-based compensation expense	645	1,310
Excess tax benefits from share-based awards	(160)	(155)
Loss on sale of property and equipment	80	18
Other - net	1	(7)
Changes in operating assets and liabilities:
Accounts receivable	(5,685)	(9,477)
Inventories	658	4,945
Trade accounts payables and accrued liabilities	(302)	4,577
Income taxes payable	(532)	(4,510)
Other - net	(46)	(2,112)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,483	12,406
INVESTING ACTIVITIES
Capital expenditures	(11,471)	(10,789)
Business acquisitions, net of cash acquired	(14,740)	0
Proceeds from the sale of property and equipment	98	47
Fixed term deposits	(823)	0

NET CASH USED IN INVESTING ACTIVITIES	(26,936)	(10,742)

FINANCING ACTIVITIES
Decrease in notes payable to banks	(554)	(218)
Proceeds from the issuance of long-term debt	45,484	33,643
Payments of long-term debt	(24,482)	(30,417)
Earn-out consideration payments	0	(538)
Dividends paid	(2,205)	(98)
Excess tax benefits from share-based awards	160	155
Proceeds from issuance of common shares	125	895
Purchase of common shares for treasury	0	(1,719)
Purchase of common shares for treasury from related parties	(261)	(1,173)

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,267	530

Effects of exchange rate changes on cash and cash equivalents	(1,520)	884

Net increase in cash and cash equivalents	294	3,078

Cash and cash equivalents at beginning of year	24,291	28,120

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,585	$31,198

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. However, in the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

NOTE B – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	June 30	December 31
	2014	2013
Finished products	$45,788	$37,301
Work-in-process	8,457	7,779
Raw materials	36,622	40,251

	90,867	85,331
Excess of current cost over LIFO cost	(4,029)	(4,146)
Noncurrent portion of inventory	(7,852)	(7,350)

	$78,986	$73,835

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $25.9 million at June 30, 2014 and $25.1 million at December 31, 2013. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three and six month period ended June 30, 2014, the net change in LIFO inventories resulted in a $.1 million benefit to Income before income taxes for each period. During the three and six month period ended June 30, 2013, the net change in LIFO inventories resulted in a $.2 million charge to Income before income taxes for each period.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment - net

Major classes of property, plant and equipment are stated at cost and were as follows:

	June 30	December 31
	2014	2013
Land and improvements	$15,452	$12,141
Buildings and improvements	73,307	69,963
Machinery and equipment	148,676	141,940
Construction in progress	8,334	7,185

	245,769	231,229
Less accumulated depreciation	137,567	130,768

	$108,202	$100,461

Legal proceedings

From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations, or cash flows.

NOTE C – PENSION PLANS

The Company uses a December 31 measurement date for the Plan. Net periodic benefit cost for this plan included the following components:

	Three month period ended June 30		Six month period ended June 30
	2014	2013	2014	2013
Service cost	$36	$74	$59	$111
Interest cost	341	314	681	626
Expected return on plan assets	(447)	(351)	(896)	(718)
Recognized net actuarial loss	5	123	8	247

Net periodic benefit cost	$(65)	$160	$(148)	$266

During the six month period ended June 30, 2014, $.4 million of contributions were made to the Plan. The Company presently anticipates contributing an additional $.2 million to fund the Plan in 2014.

NOTE D – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three month period ended June 30, 2014			Three month period ended June 30, 2013
	Defined benefit	Currency		Defined benefit	Currency
	pension plan	Translation		pension plan	Translation
	activity	Adjustment	Total	activity	Adjustment	Total
Balance at April 1	$(1,903)	$(13,967)	$(15,870)	$(6,247)	$(6,920)	$(13,167)
Other comprehensive income before reclassifications:
Gain (loss) on foreign currency translation adjusment	0	2,295	2,295	0	(8,560)	(8,560)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	3	0	3	76	0	76

Net current period other comprehensive income	3	2,295	2,298	76	(8,560)	(8,484)

Balance at June 30	$(1,900)	$(11,672)	$(13,572)	$(6,171)	$(15,480)	$(21,651)

	Six month period ended June 30, 2014			Six month period ended June 30, 2013
	Defined benefit	Currency		Defined benefit	Currency
	pension plan	Translation		pension plan	Translation
	activity	Adjustment	Total	activity	Adjustment	Total
Balance at January 1	$(1,905)	$(15,797)	$(17,702)	$(6,324)	$(7,340)	$(13,664)
Other comprehensive income before reclassifications:
Gain (loss) on foreign currency translation adjusment	0	4,125	4,125	0	(8,140)	(8,140)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	5	0	5	153	0	153

Net current period other comprehensive income
Balance at June 30	5	4,125	4,130	153	(8,140)	(7,987)

	$(1,900)	$(11,672)	$(13,572)	$(6,171)	$(15,480)	$(21,651)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE E – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and six month periods ended June 30, 2014 and 2013 was as follows:

	Three month period ended June 30		Six month period ended June 30
	2014	2013	2014	2013
Numerator
Net income	$5,080	$6,386	$7,818	$11,351

Denominator
Determination of shares
Weighted-average common shares outstanding	5,389	5,368	5,390	5,372
Dilutive effect - share-based awards	4	82	40	78

Diluted weighted-average common shares outstanding	5,393	5,450	5,430	5,450

Earnings per common share attributable to PLPC shareholders
Basic	$0.94	$1.19	$1.45	$2.11

Diluted	$0.94	$1.17	$1.44	$2.08

For the three and six month periods ended June 30, 2014, 23,500 and 18,500 stock options, respectively, were excluded from the calculation of diluted earnings per shares as the effect would have been anti-dilutive. For the three and six month periods ended June 30, 2013, no stock options were excluded from the calculation of diluted earnings per shares as there were no stock options where the effect of the exercise would have been anti-dilutive.

For the three and six month periods ended June 30, 2014, 59,739 and 12,066 restricted shares, respectively, were excluded from the calculation of diluted earnings per shares as the effect of the exercise would have been anti-dilutive. For the three and six month periods ended June 30, 2013, 5,614 and 3,846 restricted shares, respectively, were excluded from the calculation of diluted earnings per shares as the effect of the exercise would have been anti-dilutive.

NOTE F – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	June 30, 2014		December 31, 2013
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets
Patents	$4,826	$(4,583)	$4,824	$(4,434)
Land use rights	1,369	(164)	1,380	(153)
Trademark	2,068	(782)	1,590	(680)
Customer backlog	605	(605)	578	(578)
Technology	3,826	(680)	2,751	(538)
Customer relationships	14,179	(3,565)	10,133	(3,086)

	$26,873	$(10,379)	$21,256	$(9,469)

Indefinite-lived intangible assets

Goodwill	$19,384		$13,873

The aggregate amortization expense for other intangibles with finite lives for the three and six month periods ended June 30, 2014 was $.4 million and $.8 million, respectively. The aggregate amortization expense for other intangibles with finite lives for the three and six month periods ended June 30, 2013 was $.4 million and $.7 million, respectively. Amortization expense is estimated to be $.8 million for the remaining period of 2014, $1.3 million for 2015, $1.2 million for 2016, $1.2 million for 2017 and $1.1 million for 2018. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 2 years; land use rights, 62.7 years; trademark, 11.1 years; technology, 17.3 years and customer relationships, 15.6 years.

The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. There were no indications of impairment during the six month period ended June 30, 2014. The Company performs its annual impairment test for goodwill utilizing a discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly different. However, the Company believes that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the six month period ended June 30, 2014, are as follows:

	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2014	$3,078	$1,754	$9,041	$13,873
Additions	4,684	0	0	4,684
Currency translation	189	(19)	657	827

Balance at June 30, 2014	$7,951	$1,735	$9,698	$19,384

The additions to goodwill relate to the acquisition of Helix Uniformed Limited on January 31, 2014.

NOTE G – SHARE-BASED COMPENSATION

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the six month period ended June 30, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	13,000	$39.95
Granted	0	$0.00
Exercised	(900)	$22.10
Forfeited	0	$0.00

Outstanding (exercisable and vested) at June 30, 2014	12,100	$41.28	3.3	$152

There were 900 and 10,900 stock options exercised during the six month periods ended June 30, 2014 and 2013, respectively. The total intrinsic value of stock options exercised during the six month periods ended June 30, 2014 and 2013 was less than $.1 million and $.3 million, respectively. Cash received for the exercise of stock options during the six month periods ended June 30, 2014 and 2013 was less than $.1 million and $.5 million, respectively. Excess tax benefits from share-based awards for the six month periods ended June 30, 2014 and 2013 were $0 and $.1 million, respectively.

For the six month periods ended June 30, 2014 and 2013, the Company recorded no compensation expense related to stock options for either period as all options are fully vested.

Long Term Incentive Plan of 2008

Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers, and directors are eligible to receive awards of options, restricted shares and restricted share units. The purpose of this LTIP is to give the Company a competitive advantage in attracting, retaining, and motivating officers, employees and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. The total number of Company common shares reserved for awards under the LTIP is 900,000. Of the 900,000 common shares, 800,000 common shares have been reserved for restricted share units and 100,000 common shares have been reserved for stock options. The LTIP expires on April 17, 2018.

Restricted Share Units

For all of the participants except the CEO, a portion of the restricted share units (RSUs) is subject to time-based cliff vesting and a portion is subject to vesting based upon the Company’s performance over a three year period. All of the CEO’s RSUs are subject to vesting based upon the Company’s performance over a three year period.

The RSUs are offered at no cost to the employees; however, the participant must remain employed with the Company until the restrictions on the RSUs lapse. The fair value of RSUs is based on the market price of a common share on the grant date. The Company currently estimates that no RSUs will be forfeited. Dividends declared are accrued in cash.

A summary of the RSUs for the six month period ended June 30, 2014 is as follows:

	Restricted Share Units
	Performance		Total	Weighted-Average
	and Service	Service	Restricted	Grant-Date
	Required	Required	Share Units	Fair Value
Nonvested as of January 1, 2014	89,459	10,202	99,661	$65.86
Granted	40,676	4,799	45,475	63.95
Vested	0	0	0	0.00
Forfeited	0	0	0	0.00

Nonvested as of June 30, 2014	130,135	15,001	145,136	$65.26

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statement of Consolidated Income. Compensation expense related to the time-based RSUs for the three and six month periods ended June 30, 2014 was $.1 million and $.2 million, respectively. Compensation expense related to the time-based RSUs for the three and six month periods ended June 30, 2013 was $.1 million for each period. As of June 30, 2014, there was $.5 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 1.9 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and sales growth over a requisite performance period. Depending on the extent to which the performance criterions are probable of being satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the three month period ended June 30, 2014 was income of $.1 million. The performance-based compensation expense for the six month period ended June 30, 2014 was $.4 million. During the three month period ended June 30, 2014, a $.9 million reduction in performance-based compensation expense was recorded related to the 2013 performance-based RSU grant, due to changes in estimates for growth in pretax income. Performance-based compensation expense for the three and six month periods ended June 30, 2013 was $.8 million and $1.3 million, respectively. As of June 30, 2014, the remaining performance-based RSUs compensation expense of $3.5 million is expected to be recognized over a period of approximately 2 years.

The excess tax benefits from RSUs for the six month periods ended June 30, 2014 and 2013 was $.2 million and $0, respectively.

In the event of a Change in Control (as defined in the LTIP), vesting of the RSUs will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a maximum potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.

To satisfy the vesting of its RSU awards, the Company has issued new shares from its authorized but unissued shares. Any additional granted awards will also be issued from the Company’s authorized but unissued shares. Under the LTIP, there are 384,398 common shares currently available for additional RSU grants.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer LTIP restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of June 30, 2014, 249,557 shares have been deferred and are being held by the rabbi trust.

Share Option Awards

The LTIP plan permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At June 30, 2014 there were 40,000 shares remaining available for issuance under the LTIP. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

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

There were 17,000 and 0 options granted for the six month periods ended June 30, 2014 and 2013.

The fair value for the stock options granted in 2014 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2014
Risk-free interest rate	1.7%
Dividend yield	1.7%
Expected life (years)	5
Expected volatility	45.8%

Activity in the Company’s LTIP plan for the six month period ended June 30, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	17,000	$54.20
Granted	17,000	$71.62
Exercised	(1,250)	$52.10
Forfeited	0	$0.00

Outstanding (vested and expected to vest) at June 30, 2014	32,750	$63.32	8.6	$15

Exercisable at June 30, 2014	11,375	$54.30	7.6	$11

The weighted-average grant-date fair value of options granted during 2014 was $25.79. There were 1,250 and 9,250 stock options exercised during the six month periods ended June 30, 2014 and 2013, respectively. The total intrinsic value of stock options exercised during the six month periods ended June 30, 2014 and 2013 was less than $.1 million and $.3 million, respectively. Cash received for the exercise of stock options during the six month periods ended June 30, 2014 and 2013 was $.1 million and $.4 million, respectively.

For the three and six month periods ended June 30, 2014, the Company recorded compensation expense related to the stock options currently vesting of $.1 million and $.2 million, respectively. For the three and six month periods ended June 30, 2013, the Company recorded compensation expense related to the stock options currently vesting of less than $.1 million for each period. The total compensation cost related to nonvested awards not yet recognized at June 30, 2014 is expected to be a combined total of $.4 million over a weighted-average period of approximately 2.2 years.

NOTE H – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At June 30, 2014, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the six month period ended June 30, 2014. Based on the analysis performed, the fair value of the Company’s long-term debt approximates its’ carrying value as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$34,307	$34,287	$13,279	$13,249

NOTE I – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 clarifies the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP by emphasizing that the accounting for the release of the cumulative translation adjustment into net income for sales or transfers of a controlling financial interest within a foreign entity is the same irrespective of whether the sale or transfer is of a subsidiary or a group of assets that is a nonprofit activity or business. When a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company adopted the guidance in the first quarter of 2014 and it did not have an effect on the Company’s results of operations, financial condition or cash flow.

NOTE J – NEW ACCOUNTING STANDARDS TO BE ADOPTED

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, or ASU 2014-08. ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. The Company is required to adopt ASU 2014-08 prospectively for all disposals or components of the business classified as held for sale during fiscal period beginning after December 15, 2014 and is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” or ASU 2014-09. ASU 2014-09 requires an entity to recognize revenue in a matter that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with cumulative effect of initially applying the update recognized at the date of initial application. The amendment is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating what impact, if any, its adoption will have to the Company’s consolidated financial statements.

NOTE K – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three and six month periods ended June 30, 2014 and 2013. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three month period ended June 30		Six month period ended June 30
	2014	2013	2014	2013
Net sales
PLP-USA	$35,336	$39,111	$66,022	$78,534
The Americas	25,356	22,748	48,590	42,165
EMEA	15,497	18,918	29,723	32,807
Asia-Pacific	23,792	30,939	45,571	56,899

Total net sales	$99,981	$111,716	$189,906	$210,405

Intersegment sales
PLP-USA	$3,210	$3,000	$5,935	$5,718
The Americas	1,271	1,341	2,636	3,275
EMEA	368	297	730	1,108
Asia-Pacific	2,561	2,172	4,759	4,879

Total intersegment sales	$7,410	$6,810	$14,060	$14,980

Income taxes
PLP-USA	$2,085	$1,895	$2,924	$3,353
The Americas	355	760	669	1,001
EMEA	479	659	817	1,118
Asia-Pacific	(393)	980	(485)	774

Total income taxes	$2,526	$4,294	$3,925	$6,246

Net income (loss)
PLP-USA	$3,123	$2,812	$4,125	$6,198
The Americas	1,178	2,340	2,508	3,019
EMEA	1,115	1,913	1,968	3,289
Asia-Pacific	(336)	(679)	(783)	(1,155)

Total net income	$5,080	$6,386	$7,818	$11,351

	June 30	December 31
	2014	2013
Assets
PLP-USA	$94,443	$90,414
The Americas	95,337	73,200
EMEA	54,381	51,345
Asia-Pacific	123,456	117,129

	367,617	332,088
Corporate assets	316	318

Total assets	$367,933	$332,406

NOTE L – INCOME TAXES

The Company’s effective tax rate was 33% and 40% for the three month periods ended June 30, 2014 and 2013, respectively and 33% and 36% for the six month periods ended June 30, 2014 and 2013, respectively. The effective tax rate for the three month period ended June 30, 2014 is lower than the U.S. federal statutory rate of 35% primarily due to increased earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested. The lower effective tax rate for the three month and six month periods ended June 30, 2014 compared with the same periods for 2013 was primarily related to the Company’s decision in 2013 not to recognize the tax benefit attributable to operating losses in certain foreign jurisdictions.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. No significant changes to the valuation allowance were reflected for the period ended June 30, 2014.

As of June 30, 2014, the Company had gross unrecognized tax benefits of approximately $.6 million with no significant changes during the period ended June 30, 2014. The Company does not anticipate any material changes to the amount of unrecognized tax benefits within the next twelve months.

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

The following is a rollforward of the product warranty reserve:

	Six months ended June 30,
	2014	2013
Balance at the beginning of period	$1,140	$1,229
Additions charged to income	155	241
Warranty usage	(75)	(218)
Currency translation	20	(32)

End of period balance	$1,240	$1,220

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the readers of our financial statements better understand our results of operations, financial condition and present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and related notes included elsewhere in this report.

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

The segment managers responsible for each region report directly to the Company’s Chief Executive Officer, who is the chief operating decision maker, and are accountable for the financial results and performance of the entire segment for which they are responsible. The business components within each segment are managed to maximize the results of the entire company rather than the results of any individual business component of the segment.

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

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weaken against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into fewer dollars. On average, foreign currencies weakened against the U.S. dollar in the first half of 2014. The most significant currencies that contributed to this movement were the South African rand, the Brazilian real and the Australian dollar. On a reportable segment basis, the unfavorable impact of foreign currency on net sales and net income for the three and six month periods ended June 30, 2014, was as follows:

	Foreign currency impact
	Net Sales		Net Income
	Three Months	Six Months	Three Months	Six Months
The Americas	$(1.2)	$(3.7)	$0	$(0.2)
EMEA	0.4	0.2	0	0
Asia-Pacific	(0.9)	(2.7)	0	0.1

Total	$(1.7)	$(6.2)	$0	$(0.1)

For the three month period ended June 30, 2014, net sales of $100 million decreased $11.7 million, or 11%, compared to 2013. Excluding the effect of currency translation, net sales decreased 9%. As a percentage of net sales, gross profit decreased from 33.6% of net sales to 31.1% of net sales. Excluding the effect of currency translation, gross profit of $31.2 million decreased $5.9 million, or 16%, compared to 2013. Costs and expenses of $23.6 million decreased $3.5 million. Excluding the effect of translation, costs and expenses decreased $3.1 million compared to 2013. Operating income for the three month period ended June 30, 2014 was $7.6 million, a decrease of $2.9 million compared to 2013. The unfavorable effect of currency translation of the preceding factors had a negligible effect on operating income compared to 2013. Net income for the three month period ended June 30, 2014 of $5.1 million decreased $1.3 million compared to 2013.

For the six month period ended June 30, 2014, net sales of $189.9 million decreased $20.5 million, or 10%, compared to 2013. The fluctuations of foreign currencies during the six month period ended June 30, 2014 had an unfavorable impact on net sales of $6.2 million as compared to 2013. Excluding the impact of currency translation of $6.2 million, sales decreased 7% compared to 2013. As a percentage of net sales, gross profit was 30.8% and 32.7% for the six month periods ended June 30, 2014 and 2013. Excluding the unfavorable effect of currency translation of $1.6 million, gross profit of $58.6 million decreased $8.6 million. Costs and expenses of $46.8 million decreased $4.7 million. Excluding the effect of translation, costs and expenses decreased $3.3 million. Operating income for the six month period ended June 30, 2014 of $11.8 million decreased $5.5 million compared to 2013. The effect of currency translation was negligible on operating income. Net income for the six month period ended June 30, 2014 of $7.8 million decreased $3.5 million compared to 2013. The effect of currency translation was negligible on net income.

The global political and economic conditions continue to impact the building of new transmission lines throughout the world but our financial condition continues to remain strong despite the continued uncertainties in Europe and reduced growth in areas of the Asia-Pacific segment. Despite the current global economy, we believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on managing costs, increasing sales volumes and delivering value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 13.3% and can borrow needed funds at an attractive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2014 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2013

The following table sets forth a summary of the Company’s Statement of Consolidated Income and the percentage of net sales for the three month periods ended June 30, 2014 and 2013. The Company’s past operating results are not necessarily indicative of future operating results.

	Three month period ended June 30
						%
Thousands of dollars	2014		2013		Change	Change
Net sales	$99,981	100.0%	$111,716	100.0%	$(11,735)	(11)%
Cost of products sold	68,784	68.9%	74,167	66.4%	(5,383)	(7)

GROSS PROFIT	31,197	31.1%	37,549	33.6%	(6,352)	(17)
Costs and expenses	23,585	24.5%	27,060	24.2%	(3,475)	(13)

OPERATING INCOME	7,612	6.5%	10,489	9.4%	(2,877)	(27)
Other income	(6)	0.0%	191	0.2%	(197)	NM

INCOME BEFORE INCOME TAXES	7,606	6.5%	10,680	9.6%	(3,074)	(29)
Income taxes	2,526	2.2%	4,294	3.8%	(1,768)	(41)

NET INCOME	$5,080	4.4%	$6,386	5.7%	$(1,306)	(20)%

NM- Not meaningful.

Net sales. For the three month period ended June 30, 2014, net sales were $100 million, a decrease of $11.7 million, or 11%, from the three month period ended June 30, 2013. Excluding the effect of currency translation, net sales decreased $10 million, or 9% as summarized in the following table:

	Three month period ended June 30
				Change	Change
thousands of dollars				due to	excluding
				currency	currency	%
	2014	2013	Change	translation	translation	change
Net sales
PLP-USA	$35,336	$39,111	$(3,775)	0	$(3,775)	(10)%
The Americas	25,356	22,748	2,608	(1,239)	3,847	17
EMEA	15,497	18,918	(3,421)	376	(3,797)	(20)
Asia-Pacific	23,792	30,939	(7,147)	(860)	(6,287)	(20)

Consolidated	$99,981	$111,716	$(11,735)	$(1,723)	$(10,012)	(9)%

The decrease in PLP-USA net sales of $3.8 million, or 10%, was primarily due to a volume decrease of $5.7 million partially offset by a price/mix increase of $1.9 million. International net sales for the three month period ended June 30, 2014 were unfavorably affected by $1.7 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $25.4 million increased $3.8 million, or 17%, primarily due to the acquisition of Helix in January of 2014. EMEA net sales of $15.5 million decreased $3.8 million primarily due to a decrease in transmission projects in the region. In Asia-Pacific, net sales of $23.8 million decreased $6.3 million, or 20%, compared to 2013. The decrease in net sales was primarily due to government deferrals of the construction of transmission lines in several locations in the region.

Gross profit. Gross profit of $31.2 million for the three month period ended June 30, 2014 decreased $6.4 million, or 17%, compared to the three month period ended June 30, 2013. Excluding the effect of currency translation, gross profit decreased $5.9 million, or 16% as summarized in the following table:

	Three month period ended June 30
				Change	Change
thousands of dollars				due to	excluding
				currency	currency	%
	2014	2013	Change	translation	translation	change
Gross profit
PLP-USA	$12,968	$15,709	$(2,741)	$0	$(2,741)	(17)%
The Americas	6,406	7,117	(711)	(333)	(378)	(5)
EMEA	5,397	6,175	(778)	90	(868)	(14)
Asia-Pacific	6,426	8,548	(2,122)	(170)	(1,952)	(23)

Consolidated	$31,197	$37,549	$(6,352)	$(413)	$(5,939)	(16)%

PLP-USA gross profit of $13 million decreased $2.7 million compared to the same period in 2013. Of PLP-USA’s $2.7 million, $1.5 million was due to lower net sales partially coupled with higher labor and overhead costs. International gross profit for the three month period ended June 30, 2014 was unfavorably impacted by $.4 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit decrease of $.4 million was primarily the result of a $.4 million increase in gross profit offset by the $.9 million of inventory purchase accounting adjustment related to Helix sales in the three months ended June 30, 2014. The EMEA gross profit decreased $.9 million as a result of lower net sales as material and production margins remained relatively unchanged. Asia-Pacific gross profit decreased $2 million as a result of lower net sales.

Costs and expenses. Costs and expenses of $23.6 million for the three month period ended June 30, 2014 decreased $3.5 million, or 13%, compared to 2013. Excluding the effect of currency translation, costs and expenses decreased $3.1 million, or 11% as summarized in the following table:

	Three month period ended June 30
				Change	Change
thousands of dollars				due to	excluding
				currency	currency	%
	2014	2013	Change	translation	translation	change
Costs and expenses
PLP-USA	$7,668	$10,950	$(3,282)	$0	$(3,282)	(30)%
The Americas	4,862	4,126	736	(248)	984	24
EMEA	3,884	3,707	177	39	138	4
Asia-Pacific	7,171	8,277	(1,106)	(207)	(899)	(11)

Consolidated	$23,585	$27,060	$(3,475)	$(416)	$(3,059)	(11)%

PLP-USA costs and expenses decreased $3.3 million primarily due to higher net foreign currency exchange gains of $2.8 million and a $.9 million reduction in personnel related expenses partially offset by lower intercompany income of $.4 million. The foreign currency exchange gains are primarily related to translating foreign denominated loans, trade receivables and royalty receivables from our foreign subsidiaries at the quarter end exchange rates. International costs and expenses for the three month period ended June 30, 2014 were favorably impacted by $.4 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $4.9 million increased $1 million primarily due to $.6 million of interest and inflation from an income tax refund at our Brazilian operations recorded in 2013 coupled with $.3 million increase in costs and expenses related to the acquisition of Helix. EMEA costs and expenses of $3.9 million increased $.1 million compared to 2013 due primarily to $.3 million in start-up expenses for additional offices in the region partially offset by a $.1 million decrease in commissions and a $.1 million decrease in intercompany related expenses. Asia-Pacific costs and expenses of $7.2 million decreased $.9 million primarily due to higher net foreign currency exchange gains of $.4 million, a $.2 million decrease in intercompany related expenses and a $.3 million decrease in personnel related and travel expenses.

Other income. Other income (expense) for the three month period ended June 30, 2014 improved $.2 million compared to 2013.

Income taxes. Income taxes for the three month period ended June 30, 2014 of $2.5 million were $1.8 million lower than the same period in 2013. The effective tax rate for the three month period ended June 30, 2014 was 33% compared to 40% for the same period in 2013. The effective tax rate for three month period ended June 30, 2014 is lower than the U.S. federal statutory rate of 35% primarily due to increased earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested. The lower effective tax rate for the three month period ended June 30, 2014 compared with the same period for 2013 was primarily due our decision in 2013 not to recognize the tax benefit attributable to operating losses in certain foreign jurisdictions.

Net income. As a result of the preceding items, net income for the three month period ended June 30, 2014 was $5.1 million, compared to $6.4 million for the three month period ended June 30, 2013. The effect of currency translation, on net income was negligible as summarized in the following table:

	Three month period ended June 30
				Change	Change
thousands of dollars				due to	excluding
				currency	currency	%
	2014	2013	Change	translation	translation	change
Net income
PLP-USA	$3,123	$2,812	$311	$0	$311	11%
The Americas	1,178	2,340	(1,162)	(58)	(1,104)	(47)
EMEA	1,115	1,913	(798)	44	(842)	(44)
Asia-Pacific	(336)	(679)	343	30	313	(46)

Consolidated	$5,080	$6,386	$(1,306)	$16	$(1,322)	(21)%

PLP-USA net income increased $.3 million due to a $.5 million increase in operating income partially offset by an increase in income taxes of $.2 million. International net income for the three month period ended June 30, 2014 was negligibly affected when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income decreased $1.1 million as a result of a $1.5 million decrease in operating income partially offset by a decrease in income taxes. EMEA net income decreased $.8 million as a result of a $1 million decrease in operating income partially offset by lower income taxes of $.2 million. Asia-Pacific net income increased $.3 million as a result of lower income taxes of $1.4 million partially offset by $1 million lower operating income.

SIX MONTH PERIOD ENDED JUNE 30, 2014 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2013

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the six month periods ended June 30, 2014 and 2013. The Company’s past operating results are not necessarily indicative of future operating results.

	Six month period ended June 30
						%
Thousands of dollars	2014		2013		Change	Change
Net sales	$189,906	100.0%	$210,405	100.0%	$(20,499)	(10)%
Cost of products sold	131,261	69.2%	141,557	67.3%	(10,296)	(7)

GROSS PROFIT	58,645	30.8%	68,848	32.7%	(10,203)	(15)
Costs and expenses	46,820	25.1%	51,492	24.5%	(4,672)	(9)

OPERATING INCOME	11,825	5.7%	17,356	8.2%	(5,531)	(32)
Other income	(82)	0.0%	241	0.1%	(323)	NM

INCOME BEFORE INCOME TAXES	11,743	5.6%	17,597	8.4%	(5,854)	(33)
Income taxes	3,925	1.9%	6,246	3.0%	(2,321)	(37)

NET INCOME	$7,818	3.7%	$11,351	5.4%	$(3,533)	(31)%

NM- Not meaningful.

Net sales. For the six month period ended June 30, 2014, net sales were $189.9 million, a decrease of $20.5 million, or 10%, from the six month period ended June 30, 2013. Excluding the unfavorable effect of currency translation, net sales decreased 7% as summarized in the following table:

	Six month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2014	2013	Change	translation	translation	change
Net sales
PLP-USA	$66,022	$78,534	$(12,512)	$0	$(12,512)	(16)%
The Americas	48,590	42,165	6,425	(3,749)	10,174	24
EMEA	29,723	32,807	(3,084)	244	(3,328)	(10)
Asia-Pacific	45,571	56,899	(11,328)	(2,658)	(8,670)	(15)

Consolidated	$189,906	$210,405	$(20,499)	$(6,163)	$(14,336)	(7)%

The decrease in PLP-USA net sales of $12.5 million, or 16%, was primarily due to $9.9 million related to sales volume and a $2.6 decrease due to price/mix. International net sales for the six month period ended June 30, 2014 were unfavorably affected by $6.2 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales increase of $10.2 million, or 24%, increased primarily due to higher transmission sales of $3.4 million, higher solar sales of $1 million and $5.6 million in sales related to the acquisition of Helix in January of 2014. EMEA net sales of $29.7 million decreased $3.3 million, or 10%, primarily due to decreased transmission sales as a result of government deferral of major projects in certain locations in the region. In Asia-Pacific, net sales of $45.6 million decreased $8.7 million, or 15%, compared to the same period in 2013. The decrease in net sales is primarily related to lower transmission and substation sales as a result of slowing economies and government deferral of projects and political unrest in certain locations within the region.

Gross profit. Gross profit of $58.6 million for the six month period ended June 30, 2014 decreased $10.2 million, or 15%, compared to the six month period ended June 30, 2013. Excluding the effect of currency translation, gross profit decreased 13% as summarized in the following table:

	Six month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2014	2013	Change	translation	translation	change
Gross profit
PLP-USA	$23,383	$29,938	$(6,555)	$0	$(6,555)	(22)%
The Americas	12,614	12,019	595	(1,027)	1,622	13
EMEA	10,242	11,195	(953)	29	(982)	(9)
Asia-Pacific	12,406	15,696	(3,290)	(572)	(2,718)	(17)

Consolidated	$58,645	$68,848	$(10,203)	$(1,570)	$(8,633)	(13)%

PLP-USA gross profit of $23.4 million decreased $6.6 million compared to the same period in 2013. Of PLP-USA’s $6.6 million decrease in gross profit, $4.8 million was primarily due to lower net sales coupled with higher production costs and an increase in the elimination of intercompany profit in ending inventories. International gross profit for the six month period ended June 30, 2014 was unfavorably impacted by $1.6 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increase of $1.6 million was primarily the result of the gross profit from higher net sales partially offset by $1.9 million of inventory purchase accounting adjustments related to Helix sales. The EMEA gross profit decreased $1 million as a result of lower net sales in the region. Asia-Pacific gross profit of $12.4 million decreased $2.7 million primarily due to a $3.8 million decrease in gross profit from lower net sales partially offset by a $1.3 million reduction in production costs.

Costs and expenses. Costs and expenses of $46.8 million for the six month period ended June 30, 2014 decreased $4.7 million, or 9%, compared to the six month period ended June 2013. Excluding the effect of currency translation, costs and expenses decreased 6% as summarized in the following table:

	Six month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2014	2013	Change	translation	translation	change
Costs and expenses
PLP-USA	$16,176	$20,290	$(4,114)	$0	$(4,114)	(20)%
The Americas	9,353	8,155	1,198	(714)	1,912	23
EMEA	7,583	6,929	654	42	612	9
Asia-Pacific	13,708	16,118	(2,410)	(737)	(1,673)	(10)

Consolidated	$46,820	$51,492	$(4,672)	$(1,409)	$(3,263)	(6)%

PLP-USA costs and expenses decreased $4.1 million primarily due to higher net foreign currency exchange gains of $3.4 million, a $1.3 million reduction in personnel related expenses and lower commissions of $.6 million partially offset by a $.6 million increase in engineering expense, a $.2 million increase in consulting expense, a $.2 million increase in repairs and maintenance, and a $.2 million reduction in intercompany income. The foreign currency exchange gains are primarily related to translating foreign denominated loans, trade receivables and royalty receivables from our foreign subsidiaries at the June month-end exchange rates. International costs and expenses for the six month period ended June 30, 2014 were favorably impacted by $1.4 million when local currencies were translated to U.S. dollars. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses of $9.4 million increased $1.9 million primarily due to a $.3 million increase in intercompany expense, a $.5 million increase in costs and expenses of the acquired company in January 2014 coupled with a $1.1 million refund of VAT and related interest and inflation from an income tax refund recorded at our Brazilian location in 2013. EMEA costs and expenses of $7.6 million increased $.6 million due primarily to the start-up expenses for additional offices in the region. Asia-Pacific costs and expenses of $13.7 million decreased $1.7 million primarily due to lower intercompany expenses of $.4 million, a $.6 million increase in net foreign currency exchange gains, and a $.7 million reduction in employee related costs.

Other income (expense). Other expense for the six month period ended June 30, 2014 of $.1 million decreased $.3 million due to a $.1 million increase in interest expense and a $.2 million decrease in interest and other income.

Income taxes. Income taxes for the six month period ended June 30, 2014 of $3.9 million was $2.3 million lower than the same period in 2013. The effective tax rate for the six month period ended June 30, 2014 was 33% compared to 36% for the same period in 2013. The effective tax rate for the six month period ended June 30, 2014 is lower than the U.S. federal statutory rate of 35% primarily due to increased earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested. The lower effective tax rate for the six month period ended June 30, 2014 compared with the same period for 2013 was primarily due to our decision in 2013 not to recognize the tax benefit attributable to operating losses in certain foreign jurisdictions.

Net income. As a result of the preceding items, net income for the six month period ended June 30, 2014 was $7.8 million, compared to $11.4 million for the six month period ended June 30, 2013. Excluding the effect of currency translation, net income decreased $3.4 million as summarized in the following table:

	Six month period ended June 30
				Change	Change
				due to	excluding
				currency	currency	%
thousands of dollars	2014	2013	Change	translation	translation	change
Net income
PLP-USA	$4,125	$6,198	$(2,073)	$0	$(2,073)	(33)%
The Americas	2,508	3,019	(511)	(228)	(283)	(9)
EMEA	1,968	3,289	(1,321)	(3)	(1,318)	(40)
Asia-Pacific	(783)	(1,155)	372	129	243	(21)

Consolidated	$7,818	$11,351	$(3,533)	$(102)	$(3,431)	(30)%

PLP-USA net income decreased $2.1 million due to a $2.4 million decrease in operating income and a $.1 million increase in other expense partially offset by lower income taxes of $.4 million. International net income for the six month period ended June 30, 2014 was unfavorably affected by $.1 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income decreased $.3 million as a result of a $.6 million decrease in operating income partially offset by lower income taxes of $.3 million. EMEA net income decreased $1.3 million due to a decrease in operating income of $1.6 million partially offset by $.3 million lower income taxes. Asia-Pacific net income increased $.2 million due to a decrease in operating income of $1 million offset by a $1.2 million reduction in income taxes.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In 2014, we used cash of $14.7 million, net of cash acquired, related to the acquisition of Helix in January 2014 and $11.5 million for capital expenditures. We ended the first half of 2014 with $24.6 million of cash and cash equivalents. We believe we have adequate sources of liquidity including additional borrowing capacity of $16.3 million, $4.2 million in term deposits and the ability to generate cash to meet existing or reasonably likely future cash requirements. Our cash and cash equivalents are held in various locations throughout the world. At June 30, 2014, the majority of our cash and cash equivalents are held outside the U.S. We expect accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Our financial position remains strong and our current ratio at June 30, 2014 and December 31, 2013 was 3.8 to 1 and 3.6 to 1, respectively. At June 30, 2014, our unused availability under our line of credit was $16.3 million and our bank debt to equity percentage was 13%. On October 16, 2013, we decreased our borrowing capacity under our credit facility from $90 million to $50 million and on January 23, 2014 we extended the term to January 2017. All other terms, including the interest rate at LIBOR plus 1.125%, remain the same. The line of credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At June 30, 2014 and December 31, 2013, we were in compliance with these covenants.

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

Sources and Uses of Cash

Cash increased $.3 million for the six month period ended June 30, 2014. Net cash provided by operating activities was $10.5 million. The major investing and financing uses of cash were capital expenditures of $11.5 million, the acquisition of Helix of $14.7 million, net of cash acquired, and dividends of $2.2 million, offset by net borrowings of $20.4 million. Currency had a negative $1.5 million impact on cash and cash equivalents when translating foreign denominated financial statements to U.S. dollars.

Net cash provided by operating activities for the six month period ended June 30, 2014 decreased $1.9 million compared to the six month period ended June 30, 2013 primarily as a result of a decrease in net income of $3.5 million partially offset by an increase in operating assets (net of operating liabilities) of $.7 million and an increase in non-cash items of $.9 million.

Net cash used in investing activities for the six month period ended June 30, 2014 of $26.9 million represents an increase of $16.2 million when compared to cash used in investing activities in the six month period ended June 30, 2013. The increase was primarily related to the business acquisition of Helix of $14.7 million, net of cash acquired, in January 2014, capital expenditures increases of $.7 million in the six month period ended June 30, 2014 when compared to the same period in 2013 and an increase in 2014 of $.8 million due to fixed term deposits. The increase in capital expenditures was due mostly to the purchase of the land and building at Helix from the prior owner for $2.8 million, plant expansion of $3.3 million at our PLP-USA segment partially offset by $4 million related to the expansion of our worldwide corporate headquarters in 2013 and lower capital expenditures at our worldwide locations.

Cash provided by financing activities for the six month period ended June 30, 2014 was $18.3 million compared to $.5 million for the six month period ended June 30, 2013. The increase was primarily a result of an increase in debt borrowings in 2014 compared to 2013 of $17.4 million coupled with $2.6 million less of common shares repurchased in 2014 partially offset by a decrease of proceeds from the issuance of common shares of $.8 million and dividends paid of $2.2 million. The increase in borrowings was used primarily to finance the acquisition of Helix. In December 2012, we advanced our first and second quarter expected dividend payments (which would have been payable in January and April 2013) due to the uncertainty of the U.S. tax laws.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 clarifies the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP by emphasizing that the accounting for the release of the cumulative translation adjustment into net income for sales or transfers of a controlling financial interest within a foreign entity is the same irrespective of whether the sale or transfer is of a subsidiary or a group of assets that is a nonprofit activity or business. When a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We adopted the guidance in the first quarter of 2014 and it did not have an effect on our results of operations, financial condition or cash flow.

NEW ACCOUNTING STANDARDS TO BE ADOPTED

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, or ASU 2014-08. ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. We are required to adopt ASU 2014-08 prospectively for all disposals or components of our business classified as held for sale during fiscal period beginning after December 15, 2014 and is currently evaluating what impact, if any, its adoption will have to the presentation of our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” or ASU 2014-09. ASU 2014-09 requires an entity to recognize revenue in a matter that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with cumulative effect of initially applying the update recognized at the date of initial application. The amendment is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating what impact, if any, its adoption will have to our consolidated financial statements.

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

The Company does not hold derivatives for trading purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $6.7 million and on income before tax of $3.5 million.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $34.9 million at June 30, 2014. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.2 million for the six month period ended June 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2014 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On August 4, 2010, the Company announced that the Board of Directors authorized a plan to repurchase up to 250,000 of Preformed Line Products common shares. The repurchase plan does not have an expiration date. There were no repurchases for the three month period ended June 30, 2014. The total number of shares purchased as part of publicly announced plans or programs is 218,107. The maximum number of shares that may yet be purchased under the plans or programs is 31,893.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2014	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2014	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer, Vice President – Finance and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.