Form 10-Q
period 2014-09-30
PREFORMED LINE PRODUCTS CO
filed 2014-11-07
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014	Commission file number: 0-31164

Preformed Line Products Company

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-0676895
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

660 Beta Drive Mayfield Village, Ohio	44143
(Address of Principal Executive Office)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding as of November 1, 2014: 5,354,460.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$28,722	$24,291
Accounts receivable, less allowances of $2,317 ($2,136 in 2013)	72,772	67,587
Inventories - net	79,415	73,835
Deferred income taxes	7,081	7,022
Prepaids	5,245	6,112
Prepaid taxes	3,873	3,733
Other current assets	7,605	3,154

TOTAL CURRENT ASSETS	204,713	185,734

Property, plant and equipment - net	105,138	100,461
Patents and other intangibles - net	15,009	11,787
Goodwill	18,359	13,873
Deferred income taxes	4,184	3,416
Other assets	14,711	17,135

TOTAL ASSETS	$362,114	$332,406

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$1,233	$1,105
Current portion of long-term debt	123	195
Trade accounts payable	24,686	21,750
Accrued compensation and amounts withheld from employees	14,468	10,787
Accrued expenses and other liabilities	10,958	11,118
Accrued profit-sharing and other benefits	5,161	5,086
Dividends payable	1,100	1,098
Income taxes payable and deferred income taxes	2,155	1,076

TOTAL CURRENT LIABILITIES	59,884	52,215

Long-term debt, less current portion	32,134	13,054
Unfunded pension obligation	4,354	5,027
Income taxes payable, noncurrent	1,549	1,556
Deferred income taxes	5,646	3,621
Other noncurrent liabilities	5,957	4,603

SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,354,460 and 5,391,074 issued and outstanding, net of 819,424 and 779,279 treasury shares at par, respectively, at September 30, 2014 and December 31, 2013	10,709	10,782
Common shares issued to rabbi trust, 249,931 and 253,156 shares at September 30, 2014 and December 31, 2013	(9,196)	(9,306)
Deferred compensation liability	9,196	9,306
Paid-in capital	22,190	21,082
Retained earnings	243,074	238,168
Accumulated other comprehensive loss	(23,383)	(17,702)

TOTAL SHAREHOLDERS’ EQUITY	252,590	252,330

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$362,114	$332,406

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Thousands, except per share data)

Net sales	$102,100	$100,828	$292,006	$311,233
Cost of products sold	69,645	69,168	200,906	210,725

GROSS PROFIT	32,455	31,660	91,100	100,508

Costs and expenses
Selling	9,444	8,874	27,010	27,226
General and administrative	10,153	10,386	32,147	33,993
Research and engineering	4,399	3,714	12,357	11,055
Other operating (income) expense - net	3,324	419	2,626	2,611

	27,320	23,393	74,140	74,885

OPERATING INCOME	5,135	8,267	16,960	25,623

Other income (expense)
Interest income	138	204	345	454
Interest expense	(141)	(121)	(504)	(329)
Other income (expense) - net	162	194	236	393

	159	277	77	518

INCOME BEFORE INCOME TAXES	5,294	8,544	17,037	26,141

Income taxes	2,739	2,440	6,664	8,686

NET INCOME	$2,555	$6,104	$10,373	$17,455

BASIC EARNINGS PER SHARE
Net income	$0.48	$1.14	$1.93	$3.25

DILUTED EARNINGS PER SHARE
Net income	$0.48	$1.12	$1.92	$3.20

Cash dividends declared per share	$0.20	$0.20	$0.60	$0.40

Weighted-average number of shares outstanding - basic	5,372	5,361	5,384	5,369

Weighted-average number of shares outstanding - diluted	5,376	5,449	5,389	5,450

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Thousands of dollars)

Net income	$2,555	$6,104	$10,373	$17,455

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(9,813)	2,376	(5,688)	(5,764)
Recognized net actuarial loss (net of tax provision $2 and $46 for the three months ended September 30, 2014 and 2013, and net of tax provision $5 and $140 for the nine months ended September 30, 2014 and 2013)	2	77	7	230

Other comprehensive income (loss), net of tax	(9,811)	2,453	(5,681)	(5,534)

Comprehensive income (loss)	$(7,256)	$8,557	$4,692	$11,921

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
	2014	2013
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$10,373	$17,455

Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	9,584	8,987
Provision for accounts receivable allowances	773	494
Provision for inventory reserves	1,238	2,031
Deferred income taxes	(367)	(1,693)
Share-based compensation expense	788	2,199
Excess tax benefits from share-based awards	(160)	(159)
Loss (gain) on sale of property and equipment	116	(57)
Other - net	0	(11)
Changes in operating assets and liabilities (excluding impact of acquired assets):
Accounts receivable	(5,414)	(16,079)
Inventories	(2,861)	5,204
Trade accounts payables and accrued liabilities	6,576	3,522
Income taxes payable	408	(5,153)
Other - net	30	(2,203)

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,084	14,537

INVESTING ACTIVITIES
Capital expenditures	(14,485)	(15,861)
Business acquisitions, net of cash acquired	(14,975)	0
Proceeds from the sale of property and equipment	123	455
Purchase of fixed term deposits	(814)	0

NET CASH USED IN INVESTING ACTIVITIES	(30,151)	(15,406)

FINANCING ACTIVITIES
Increase in notes payable to banks	188	312
Proceeds from the issuance of long-term debt	60,427	49,319
Payments of long-term debt	(41,416)	(43,631)
Earn-out consideration payments	0	(520)
Dividends paid	(3,312)	(1,201)
Excess tax benefits from share-based awards	160	159
Proceeds from issuance of common shares	167	1,167
Purchase of common shares for treasury	(104)	(2,075)
Purchase of common shares for treasury from related parties	(2,130)	(1,173)

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,980	2,357

Effects of exchange rate changes on cash and cash equivalents	(482)	1,545

Net increase in cash and cash equivalents	4,431	3,033

Cash and cash equivalents at beginning of year	24,291	28,120

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,722	$31,153

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data, unless specifically noted)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Preformed Line Products Company and subsidiaries (the “Company” or “PLPC”) have been prepared in accordance with United States of America (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

NOTE B – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	September 30, 2014	December 31, 2013

Finished products	$43,529	$37,301
Work-in-process	8,262	7,779
Raw materials	38,866	40,251

	90,657	85,331
Excess of current cost over LIFO cost	(4,208)	(4,146)
Noncurrent portion of inventory	(7,034)	(7,350)

	$79,415	$73,835

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $25.5 million at September 30, 2014 and $25.1 million at December 31, 2013. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three and nine months ended September 30, 2014, the net change in LIFO inventories resulted in a $.2 million and $.1 million charge to Income before income taxes, respectively. During the three and nine months ended September 30, 2013, the net change in LIFO inventories resulted in a $.1 million benefit to and a $.2 million charge to Income before income taxes, respectively.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment – net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	September 30, 2014	December 31, 2013

Land and improvements	$14,770	$12,141
Buildings and improvements	71,963	69,963
Machinery and equipment	144,724	141,940
Construction in progress	8,722	7,185

	240,179	231,229
Less accumulated depreciation	135,041	130,768

	$105,138	$100,461

Legal proceedings

From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations, or cash flows.

NOTE C – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”). Net periodic benefit cost for this plan included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Service cost	$29	$56	$88	$167
Interest cost	340	313	1,021	938
Expected return on plan assets	(448)	(359)	(1,344)	(1,077)
Recognized net actuarial loss	4	123	12	370

Net periodic benefit cost (income)	$(75)	$133	$(223)	$398

During the nine months ended September 30, 2014, $.4 million of contributions were made to the Plan. The Company presently anticipates contributing an additional $.2 million to fund the Plan in 2014.

NOTE D – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at July 1	$(1,900)	$(11,672)	$(13,572)	$(6,171)	$(15,480)	$(21,651)
Other comprehensive income before reclassifications:
Gain (loss) on foreign currency translation adjustment	0	(9,813)	(9,813)	0	2,376	2,376

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	2	0	2	77	0	77

Net current period other comprehensive income (loss)	2	(9,813)	(9,811)	77	2,376	2,453

Balance at September 30	$(1,898)	$(21,485)	$(23,383)	$(6,094)	$(13,104)	$(19,198)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at January 1	$(1,905)	$(15,797)	$(17,702)	$(6,324)	$(7,340)	$(13,664)
Other comprehensive income before reclassifications:
Loss on foreign currency translation adjustment	0	(5,688)	(5,688)	0	(5,764)	(5,764)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	7	0	7	230	0	230

Net current period other comprehensive income (loss)	7	(5,688)	(5,681)	230	(5,764)	(5,534)

Balance at September 30	$(1,898)	$(21,485)	$(23,383)	$(6,094)	$(13,104)	$(19,198)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE E – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share was computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Numerator
Net income	$2,555	$6,104	$10,373	$17,455

Denominator
Determination of shares
Weighted-average common shares outstanding	5,372	5,361	5,384	5,369
Dilutive effect - share-based awards	4	88	5	81

Diluted weighted-average common shares outstanding	5,376	5,449	5,389	5,450

Earnings per common share
Basic	$0.48	$1.14	$1.93	$3.25

Diluted	$0.48	$1.12	$1.92	$3.20

For the three and nine months ended September 30, 2014, 25,750 and 20,750 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. For the three and nine months ended September 30, 2013, 22,500 and 17,750 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

For the three and nine months ended September 30, 2014, 51,425 and 49,967 restricted share units, respectively, were excluded from the calculation of diluted earnings per share as the effect of the exercise would have been anti-dilutive. For the three and nine months ended September 30, 2013, no restricted shares were excluded from the calculation of diluted earnings per share as the effect of the exercise would not have been anti-dilutive.

NOTE F – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Finite-lived intangible assets
Patents	$4,825	$(4,657)	$4,824	$(4,434)
Land use rights	1,302	(164)	1,380	(153)
Trademark	1,931	(782)	1,590	(680)
Technology	3,501	(689)	2,751	(538)
Customer relationships	13,429	(3,687)	10,133	(3,086)

	$24,988	$(9,979)	$20,678	$(8,891)

Indefinite-lived intangible assets
Goodwill	$18,359		$13,873

The aggregate amortization expense for other intangibles with finite lives for the three and nine months ended September 30, 2014 and 2013 was $.4 million and $1.2 million, respectively. Amortization expense is estimated to be $.4 million for the remaining period of 2014, $1.3 million for 2015, $1.2 million for 2016, $1.1 million for 2017 and $1.1 million for 2018. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 2 years; land use rights, 61.9 years; trademark, 11 years; technology, 17.1 years; and customer relationships, 15.4 years.

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

During the third quarter of 2014, the Company experienced softening in the demand for the products sold by one of its locations in the Asia-Pacific region. This was identified as an interim indicator of impairment. As such, the Company performed an interim goodwill impairment assessment of this location. The result of this interim assessment was the Company passed step one by a margin of 7%, which compares to a margin of 41% at October 1, 2013. The Company had a goodwill balance of $3.5 million for this location at September 30, 2014. The Company also assessed whether there was any impairment of its other long-lived assets of this location and determined there was no impairment. The Company had a balance of $3.6 million for its intangible assets of this location at September 30, 2014. The Company will continue to monitor the results of this operation.

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2014, are as follows:

	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2014	$3,078	$1,754	$9,041	$13,873
Additions	4,976	0	0	4,976
Currency translation	(39)	(139)	(312)	(490)

Balance at September 30, 2014	$8,015	$1,615	$8,729	$18,359

The additions to goodwill relate to the acquisition of Helix Uniformed Limited on January 31, 2014.

NOTE G – SHARE-BASED COMPENSATION

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the nine months ended September 30, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	13,000	$39.95
Granted	0	$0.00
Exercised	(1,000)	$22.10
Forfeited	0	$0.00

Outstanding (exercisable and vested) at September 30, 2014	12,000	$41.44	3.1	$136

There were 1,000 and 12,400 stock options exercised during the nine months ended September 30, 2014 and 2013, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2014 and 2013 was less than $.1 million and $.3 million, respectively. Cash received for the exercise of stock options during the nine months ended September 30, 2014 and 2013 was less than $.1 million and $.5 million, respectively. Excess tax benefits from share-based awards for the nine months ended September 30, 2014 and 2013 were $0 and $.1 million, respectively.

For the nine months ended September 30, 2014 and 2013, the Company recorded no compensation expense related to stock options for either period as all options are fully vested.

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

Restricted Share Units

For all of the participants except the CEO, a portion of the restricted share units (RSUs) is subject to time-based cliff vesting and a portion is subject to vesting based upon the Company’s performance over a three-year period. All of the CEO’s RSUs are subject to vesting based upon the Company’s performance over a three-year period.

The RSUs are offered at no cost to the employees; however, the participant must remain employed with the Company until the restrictions on the RSUs lapse. The fair value of RSUs is based on the market price of a common share on the grant date. The Company currently estimates that no RSUs will be forfeited. Dividends declared are accrued in cash.

A summary of the RSUs for the nine months ended September 30, 2014 is as follows:

	Restricted Share Units
	Performance and Service Required	Service Required	Total Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2014	89,459	10,202	99,661	$65.86
Granted	40,676	4,799	45,475	63.95
Vested	0	0	0	0.00
Forfeited	0	0	0	0.00

Nonvested as of September 30, 2014	130,135	15,001	145,136	$65.26

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Compensation expense related to the time-based RSUs for the three and nine months ended September 30, 2014 and 2013 was $.1 million and $.2 million, respectively. As of September 30, 2014, there was $.4 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 1.7 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and sales growth over a requisite performance period. Depending on the extent to which the performance criterions are probable of being satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the three and nine months ended September 30, 2014 was a less than $.1 million reduction to compensation expense and $.4 million compensation expense, respectively. During the three and nine months ended September 30, 2014, a $.4 million reduction in performance-based compensation expense was recorded related to the 2012 performance-based RSU grant, due to changes in estimates for growth in pretax income. During the three and nine months ended September 30, 2014, a $.2 million and $1.1 million reduction in performance-based compensation expense was recorded related to the 2013 performance-based RSU grant, due to changes in estimates for growth in pretax income. Performance-based compensation expense for the three and nine months ended September 30, 2013 was $.7 million and $.2 million, respectively. As of September 30, 2014, the remaining performance-based RSUs compensation expense of $2.7 million is expected to be recognized over a period of approximately 1.9 years.

The excess tax benefits from RSUs for the nine months ended September 30, 2014 and 2013 was $.2 million and $0, respectively.

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

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer LTIP restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of September 30, 2014, 249,931 shares have been deferred and are being held by the rabbi trust.

Share Option Awards

The LTIP plan permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At September 30, 2014 there were 35,000 shares remaining available for issuance under the LTIP. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

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

There were 22,000 and 0 options granted for the nine months ended September 30, 2014 and 2013, respectively.

The fair value for the stock options granted in 2014 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2014
Risk-free interest rate	1.8%
Dividend yield	1.7%
Expected life (years)	5
Expected volatility	44.3%

Activity in the Company’s LTIP plan for the nine months ended September 30, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	17,000	$54.20
Granted	22,000	$68.20
Exercised	(1,250)	$52.10
Forfeited	(2,750)	$67.50

Outstanding (vested and expected to vest) at September 30, 2014	35,000	$62.03	8.6	$269

Exercisable at September 30, 2014	11,375	$54.30	7.4	$4

The weighted-average grant-date fair value of options granted during 2014 was $24.02. There were 1,250 and 12,750 stock options exercised during the nine months ended September 30, 2014 and 2013, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2014 and 2013 was less than $.1 million and $.3 million, respectively. Cash received for the exercise of stock options during the nine months ended September 30, 2014 and 2013 was $.1 million and $.6 million, respectively. Excess tax benefits from share-based options for the nine months ended September 30, 2014 and 2013 were $0 and $.1 million, respectively.

For the three and nine months ended September 30, 2014, the Company recorded compensation expense related to the stock options currently vesting of $.1 million and $.2 million, respectively. For the three and nine months ended September 30, 2013, the Company recorded compensation expense related to the stock options currently vesting of less than $.1 million and $.1 million, respectively. The total compensation cost related to nonvested awards not yet recognized at September 30, 2014 is expected to be a combined total of $.4 million over a weighted-average period of approximately 2.3 years.

NOTE H – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At September 30, 2014, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the nine months ended September 30, 2014. Based on the analysis performed, the fair value of the Company’s long-term debt approximates its carrying value as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value

Long-term debt and related current maturities	$32,273	$32,257	$13,279	$13,249

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

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements – Going Concern (Subtop 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The Company is required to adopt ASU 2014-15 prospectively for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

NOTE K – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three and nine months ended September 30, 2014 and 2013. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net sales
PLP-USA	$38,636	$33,763	$104,658	$112,297
The Americas	22,979	23,507	71,569	65,672
EMEA	17,327	14,802	47,050	47,609
Asia-Pacific	23,158	28,756	68,729	85,655

Total net sales	$102,100	$100,828	$292,006	$311,233

Intersegment sales
PLP-USA	$3,551	$4,141	$9,486	$9,859
The Americas	1,735	1,576	4,371	4,851
EMEA	490	541	1,220	1,649
Asia-Pacific	4,173	2,766	8,932	7,645

Total intersegment sales	$9,949	$9,024	$24,009	$24,004

Income taxes
PLP-USA	$627	$1,628	$3,551	$4,981
The Americas	324	695	993	1,696
EMEA	600	545	1,417	1,663
Asia-Pacific	1,188	(428)	703	346

Total income taxes	$2,739	$2,440	$6,664	$8,686

Net income (loss)
PLP-USA	$2,992	$3,220	$7,117	$9,418
The Americas	(12)	1,457	2,496	4,476
EMEA	1,708	1,618	3,676	4,907
Asia-Pacific	(2,133)	(191)	(2,916)	(1,346)

Total net income	$2,555	$6,104	$10,373	$17,455

	September 30, 2014	December 31, 2013
Assets
PLP-USA	$97,138	$90,414
The Americas	92,309	73,200
EMEA	55,296	51,345
Asia-Pacific	117,055	117,129

	361,798	332,088
Corporate assets	316	318

Total assets	$362,114	$332,406

NOTE L – INCOME TAXES

The Company’s effective tax rate was 52% and 29% for the three months ended September 30, 2014 and 2013, respectively; and 39% and 33% for the nine months ended September 30, 2014 and 2013, respectively. The higher effective tax rate for the three and nine months ended September 30, 2014 compared to the U.S. federal statutory tax rate of 35% was primarily due to the Company providing a valuation allowance against deferred tax assets, attributable to operating losses in certain foreign jurisdictions coupled with a decrease in earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate, where such earnings are permanently reinvested. The higher effective tax rate for the nine months ended September 30, 2014 compared with the same period for 2013 was primarily due to the Company’s decision not to recognize the tax benefit attributable to operating losses in certain foreign jurisdictions coupled with a decrease in earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate, where such earnings are permanently reinvested.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The Company recorded a $.7 million valuation allowance as a discrete item against deferred tax assets existing as of December 31, 2013 for one of its foreign operations during the nine months ended September 30, 2014.

As of September 30, 2014, the Company had gross unrecognized tax benefits of approximately $.6 million with no significant changes during the nine months ended September 30, 2014. The Company does not anticipate any material changes to the amount of unrecognized tax benefits within the next twelve months.

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

The following is a rollforward of the product warranty reserve:

	Nine Months Ended September 30
	2014	2013

Balance at the beginning of period	$1,140	$1,229
Additions charged to income	205	245
Warranty usage	(103)	(357)
Currency translation	(11)	(32)

End of period balance	$1,231	$1,085

NOTE N – BUSINESS COMBINATIONS

On January 31, 2014, the Company acquired Helix Uniformed Limited (Helix), located in Montreal, Quebec, Canada. From an accounting perspective, the acquisition is not considered material. The acquisition of Helix will diversify the Company’s business in Canada, expand its manufacturing footprint and enhance its engineering capabilities. The results of Helix are included in The Americas reportable segment. The values related to the acquisition have been finalized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the readers of our consolidated financial statements better understand our results of operations, financial condition and present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and related notes included elsewhere in this report.

The MD&A is organized as follows:

•	Overview

•	Preface

•	Results of Operations

•	Application of Critical Accounting Policies and Estimates

•	Working Capital, Liquidity and Capital Resources

•	Recently Adopted Accounting Pronouncements

•	New Accounting Standards to be Adopted

OVERVIEW

Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) was incorporated in Ohio in 1947. We are an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries. Our primary products support, protect, connect, terminate, and secure cables and wires. We also provide solar hardware systems and mounting hardware for a variety of solar power applications. Our goal is to continue to achieve profitable growth as a leader in the research, innovation, development, manufacture, and marketing of technically advanced products and services related to energy, communications, and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets. We have 19 sales and manufacturing operations in 15 different countries.

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

PREFACE

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our consolidated financial statements in the assessment of our performance and operating trends.

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weaken against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into fewer U.S. dollars. On average, foreign currencies weakened against the U.S. dollar in the first nine months of 2014. The most significant currencies that contributed to this movement were the Australian dollar, the Brazilian real, the South African rand and the Canadian dollar. On a reportable segment basis, the favorable (unfavorable) impact of foreign currency on net sales and net income for the three and nine months ended September 30, 2014, was as follows:

	Foreign Currency Impact
	Net Sales		Net Income
(Millions of dollars)	Three Months	Nine Months	Three Months	Nine Months
The Americas	$(0.2)	$(4.0)	0	$(0.2)
EMEA	0.4	0.7	0.1	0.1
Asia-Pacific	0.3	(2.3)	0	0.1

Total	$0.5	$(5.6)	$0.1	$0

For the three months ended September 30, 2014, net sales of $102.1 million increased $1.3 million, or 1%, compared to 2013. Excluding the effect of currency translation, net sales increased 1%. As a percentage of net sales, gross profit increased to 31.8% of net sales from 31.4% of net sales compared to 2013. Gross profit of $32.5 million increased $.8 million compared to 2013. Excluding the effect of currency translation, gross profit increased $.5 million, or 2%, compared to 2013. Costs and expenses of $27.3 million increased $3.9 million compared to 2013. Excluding the effect of translation, costs and expenses increased $3.8 million compared to 2013. Operating income for the three months ended September 30, 2014 was $5.1 million, a decrease of $3.1 million compared to 2013. The favorable effect of currency translation of the preceding factors had a $.1 million favorable effect on both operating income and net income compared to 2013. Net income for the three months ended September 30, 2014 of $2.6 million decreased $3.5 million compared to 2013.

For the nine months ended September 30, 2014, net sales of $292.0 million decreased $19.2 million, or 6%, compared to 2013. The fluctuations of foreign currencies during the nine months ended September 30, 2014 had an unfavorable impact on net sales of $5.6 million as compared to 2013. Excluding the impact of currency translation of $5.6 million, sales decreased 4% compared to 2013. As a percentage of net sales, gross profit was 31.2% and 32.3% for the nine months ended September 30, 2014 and 2013, respectively. Gross profit of $91.1 million decreased $9.4 compared to 2013. Excluding the unfavorable effect of currency translation of $1.3 million, gross profit decreased $8.1 million, or 8%. Costs and expenses of $74.1 million decreased $.7 million. Excluding the effect of translation, costs and expenses increased $.6 million. Operating income for the nine months ended September 30, 2014 of $17 million decreased $8.7 million compared to 2013. The effect of currency translation was negligible on operating income and net income. Net income for the nine months ended September 30, 2014 of $10.4 million decreased $7.1 million compared to 2013.

The global political and economic conditions continued to impact the building of new transmission lines throughout the world; however, our financial condition continues to remain strong despite the continued uncertainties in Europe and reduced growth in the Asia-Pacific segment. Despite the current global economy, we believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on managing costs, increasing sales volumes and delivering value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 13.3% and can borrow needed funds at an attractive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

The following table sets forth a summary of the Company’s Statement of Consolidated Income and the percentage of net sales for the three months ended September 30, 2014 and 2013. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended September 30
(Thousands of dollars)	2014		2013		Change	% Change

Net sales	$102,100	100.0%	$100,828	100.0%	$1,272	1%
Cost of products sold	69,645	68.2%	69,168	68.6%	477	1

GROSS PROFIT	32,455	31.8%	31,660	31.4%	795	3
Costs and expenses	27,320	26.8%	23,393	23.2%	3,927	17

OPERATING INCOME	5,135	5.0%	8,267	8.2%	(3,132)	(38)
Other income	159	0.2%	277	0.3%	(118)	NM

INCOME BEFORE INCOME TAXES	5,294	5.2%	8,544	8.5%	(3,250)	(38)
Income taxes	2,739	2.7%	2,440	2.4%	299	12

NET INCOME	$2,555	2.5%	$6,104	6.1%	$(3,549)	(58)%

NM- Not meaningful.

Net sales. For the three months ended September 30, 2014, net sales were $102.1 million, an increase of $1.3 million, or 1%, from the three months ended September 30, 2013. Excluding the effect of currency translation, net sales increased $.8 million, or 1% as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2014	2013	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$38,636	$33,763	$4,873	$0	$4,873	14%
The Americas	22,979	23,507	(528)	(224)	(304)	(1)
EMEA	17,327	14,802	2,525	413	2,112	14
Asia-Pacific	23,158	28,756	(5,598)	325	(5,923)	(21)

Consolidated	$102,100	$100,828	$1,272	$514	$758	1%

The increase in PLP-USA net sales of $4.9 million, or 14%, was primarily due to a volume increase of $5.1 million partially offset by a price/mix decrease of $.2 million. International net sales for the three months ended September 30, 2014 were favorably affected by $.5 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $23.0 million declined $.3 million, or 1%, with a decrease primarily in solar related sales. This solar sales decline was predominantly offset from the increased sales at Helix, which was acquired in January of 2014. EMEA net sales of $17.3 million increased $2.1 million primarily due to an increase in transmission projects in the region. In Asia-Pacific, net sales of $23.2 million decreased $5.9 million, or 21%, compared to 2013. The decrease in net sales was primarily due to a market downturn of substation and transmission projects in the region along with government deferrals of the construction of transmission lines in several locations in the region.

Gross profit. Gross profit of $32.5 million for the three months ended September 30, 2014 increased $.8 million, or 3%, compared to the three months ended September 30, 2013. Excluding the effect of currency translation, gross profit increased $.5 million, or 2% as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2014	2013	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change

Gross profit
PLP-USA	$14,326	$13,183	$1,143	$0	$1,143	9%
The Americas	5,978	6,133	(155)	(59)	(96)	(2)
EMEA	5,758	5,286	441	215	226	4
Asia-Pacific	6,393	7,058	(665)	88	(753)	(11)

Consolidated	$32,455	$31,660	$764	$244	$520	2%

PLP-USA gross profit of $14.3 million increased $1.1 million compared to the same period in 2013. PLP-USA’s increase was generated through the increase in sales volume; however, the mix of sales led to higher production costs thus lowering expected gross profit based on the quarter-over-quarter sales increase for 2014 compared to 2013. International gross profit for the three months ended September 30, 2014 was favorably impacted by $.3 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit decrease of $.1 million was primarily the result of the $.3 million sales decline. The EMEA gross profit increased $.2 million as a result of a $2.1 million sales increase mostly offset by higher product costs. Asia-Pacific gross profit decreased $.8 million as a result of lower net sales of $5.9 million that was significantly mitigated by improved mix of sales in a few of the locations.

Costs and expenses. Costs and expenses of $27.3 million for the three months ended September 30, 2014 increased $3.9 million, or 17%, compared to 2013. Excluding the effect of currency translation, costs and expenses increased $3.8 million, or 16% as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2014	2013	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$10,625	$8,289	$2,336	$0	$2,336	28%
The Americas	5,783	4,180	1,603	(58)	1,661	40
EMEA	3,535	3,214	321	60	261	8
Asia-Pacific	7,377	7,710	(333)	104	(437)	(6)

Consolidated	$27,320	$23,393	$3,927	$106	$3,821	16%

PLP-USA costs and expenses increased $2.3 million primarily due to higher net foreign currency exchange losses of $2.1 million and increased repairs and maintenance costs of $.3 million. The foreign currency exchange losses are primarily related to translating into U.S. dollars our foreign denominated loans, trade receivables and royalty receivables from our foreign subsidiaries at the quarter-end exchange rates. International costs and expenses for the three months ended September 30, 2014 were favorably impacted by $.1 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $5.8 million increased $1.7 million primarily due to the net reduction of $.7 million of value added tax and the related interest and inflation recovered in 2013 at our Brazilian operations, a $.3 million increase in personnel and marketing related expenses, a $.4 million increase in costs and expenses related to the addition of Helix and a net foreign currency exchange loss of $.3 million. EMEA costs and expenses of $3.5 million increased $.3 million compared to 2013 due primarily start-up expenses for additional offices in the region. Asia-Pacific costs and expenses of $7.4 million decreased $.4 million primarily due to lower net foreign currency exchange losses of $.2 million and a $.2 million decrease in intercompany related expenses.

Other income. Other income (expense) for the three months ended September 30, 2014 declined $.1 million compared to 2013.

Income taxes. Income taxes for the three months ended September 30, 2014 of $2.7 million was $.3 million higher than the same period in 2013. The effective tax rate for the three months ended September 30, 2014 was 52% compared to 29% for the same period in 2013. The effective tax rate for three months ended September 30, 2014 was higher than the U.S. federal statutory rate of 35% and higher than the tax rate for the same period in 2013 primarily due to the Company providing a valuation allowance against deferred tax assets, attributable to operating losses in certain foreign jurisdictions coupled with a decrease in earnings in jurisdictions, where such earnings are permanently reinvested, with lower tax rates than the U.S. federal statutory rate.

Net income. As a result of the preceding items, net income for the three months ended September 30, 2014 was $2.6 million, compared to $6.1 million for the three months ended September 30, 2013. Excluding the effect of currency translation, net income decreased $3.7 million as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2014	2013	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income (loss)
PLP-USA	$2,992	$3,220	$(228)	0	$(228)	(7)%
The Americas	(12)	1,457	(1,469)	(3)	(1,466)	(101)
EMEA	1,708	1,618	90	119	(29)	(2)
Asia-Pacific	(2,133)	(191)	(1,942)	7	(1,949)	N/M

Consolidated	$2,555	$6,104	$(3,549)	$123	$(3,672)	(60)%

NM- Not Meaningful

PLP-USA net income decreased $.2 million due to a $1.2 million decrease in operating income partially offset by a decrease in income taxes of $1 million. International net income for the three months ended September 30, 2014 was favorably affected by $.1 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income decreased $1.5 million as a result of a $1.8 million decrease in operating income partially offset by a decrease in income taxes. EMEA net income was essentially unchanged. Asia-Pacific net loss increased $1.9 million as a result of increased income taxes of $1.6 million primarily due to the Company’s decision not to recognize the tax benefit attributable to operating losses along with an increased operating loss of $.3 million.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the nine months ended September 30, 2014 and 2013. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended September 30
						%
(Thousands of dollars)	2014		2013		Change	Change

Net sales	$292,006	100.0%	$311,233	100.0%	$(19,227)	(6)%
Cost of products sold	200,906	68.8%	210,725	67.7%	(9,819)	(5)

GROSS PROFIT	91,100	31.2%	100,508	32.3%	(9,408)	(9)
Costs and expenses	74,140	25.4%	74,885	24.1%	(745)	(1)

OPERATING INCOME	16,960	5.8%	25,623	8.2%	(8,663)	(34)
Other income	77	0.0%	518	0.2%	(441)	NM

INCOME BEFORE INCOME TAXES	17,037	5.8%	26,141	8.4%	(9,104)	(35)
Income taxes	6,664	2.3%	8,686	2.8%	(2,022)	(23)

NET INCOME	$10,373	3.6%	$17,455	5.6%	$(7,082)	(41)%

NM- Not meaningful.

Net sales. For the nine months ended September 30, 2014, net sales were $292.0 million, a decrease of $19.2 million, or 6%, from the nine months ended September 30, 2013. Excluding the unfavorable effect of currency translation, net sales decreased 4% as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2014	2013	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$104,658	$112,297	$(7,639)	$0	$(7,639)	(7)%
The Americas	71,569	65,672	5,897	(3,958)	9,855	15
EMEA	47,050	47,609	(559)	660	(1,219)	(3)
Asia-Pacific	68,729	85,655	(16,926)	(2,303)	(14,623)	(17)

Consolidated	$292,006	$311,233	$(19,227)	$(5,601)	$(13,626)	(4)%

The decrease in PLP-USA net sales of $7.6 million, or 7%, was primarily due to $9.2 million related to sales volume and a net $1.6 million increase due to price/mix. International net sales for the nine months ended September 30, 2014 were unfavorably affected by $5.6 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales increase of $9.9 million, or 15%, was primarily due to higher net transmission sales of $1.2 million and $8.7 million in sales at Helix, which was acquired in January of 2014. EMEA net sales of $47.1 million decreased $1.2 million, or 3%, primarily due to a national strike by the metal industry in one of our locations in the third quarter. The Asia-Pacific, net sales of $68.7 million decreased $14.6 million, or 17%, compared to the same period in 2013. The decrease in net sales is primarily related to lower transmission and substation sales as a result of slowing economies and government deferral of projects and political uncertainty in various locations within the region.

Gross profit. Gross profit of $91.1 million for the nine months ended September 30, 2014 decreased $9.4 million, or 9%, compared to the nine months ended September 30, 2013. Excluding the effect of currency translation, gross profit decreased 8% as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2014	2013	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change

Gross profit
PLP-USA	$37,709	$43,121	$(5,412)	$0	$(5,412)	(13)%
The Americas	18,592	18,152	440	(1,086)	1,526	8
EMEA	16,000	16,481	(481)	243	(755)	(5)
Asia-Pacific	18,799	22,754	(3,955)	(484)	(3,471)	(15)

Consolidated	$91,100	$100,508	$(9,408)	$(1,327)	$(8,112)	(8)%

PLP-USA gross profit of $37.7 million decreased $5.4 million compared to the same period in 2013. PLP-USA’s $5.4 million decrease in gross profit was related to the reduction in sales volume. International gross profit for the nine months ended September 30, 2014 was unfavorably impacted by $1.3 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increase of $1.5 million was primarily the result of higher net sales. Additionally, Helix’s gross profit was negatively impacted by the sale of inventories which were adjusted to fair value on the acquisition date. The acquisition was accounted pursuant to the current business combination standards. In accordance with the standards, we recorded, as of their respective acquisition dates, the acquired inventories at their respective fair values. We have recognized $1.9 million of the acquired inventories fair value adjustment in Cost of products sold. The EMEA gross profit decreased $.8 million as a result of lower net sales in the region. Asia-Pacific gross profit decreased $3.5 million primarily due to a $4.5 million decrease in gross profit from lower net sales partially offset by a $1.0 million reduction in production costs and freight expense.

Costs and expenses. Costs and expenses of $74.1 million for the nine months ended September 30, 2014 decreased $.7 million, or 1%, compared to the nine months ended September 2013. Excluding the effect of currency translation, costs and expenses increased 1% as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2014	2013	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$26,801	$28,579	$(1,778)	$0	$(1,778)	(6)%
The Americas	15,136	12,335	2,801	(773)	3,574	29
EMEA	11,118	10,143	975	104	871	9
Asia-Pacific	21,085	23,828	(2,743)	(631)	(2,112)	(9)

Consolidated	$74,140	$74,885	$(745)	$(1,300)	$555	1%

PLP-USA costs and expenses decreased $1.8 million primarily due to lower net foreign currency exchange losses of $1.2 million and lower personnel related and commission expenses. The foreign currency exchange losses are primarily related to translating into U.S. dollars our foreign denominated loans, trade receivables and royalty receivables from our foreign subsidiaries at the September month-end exchange rates. International costs and expenses for the nine months ended September 30, 2014 were favorably impacted by $1.3 million when local currencies were translated to U.S. dollars. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses increase of $3.6 million was primarily due to a $1.7 million refund of VAT and related interest and inflation from an income tax refund recorded at our Brazilian location in 2013 coupled with a $.8 million increase in costs and expenses of Helix acquired in January 2014. Additionally, there was an increase of $.8 million for net interest expense and royalty charges and $.3 million in personnel expenses. EMEA costs and expenses increased $.9 million due primarily to the start-up expenses for additional offices in the region. Asia-Pacific costs and expenses decreased $2.1 million primarily due to lower intercompany expenses of $.5 million, a $.7 million increase in net foreign currency exchange gains, and a $.9 million reduction in employee related and consulting costs.

Other income (expense). Other income for the nine months ended September 30, 2014 of $.1 million decreased $.4 million due to a $.2 million increase in interest expense and a $.2 million decrease in interest and other income.

Income taxes. Income taxes for the nine months ended September 30, 2014 of $6.7 million was $2 million lower than the same period in 2013. The effective tax rate for the nine months ended September 30, 2014 was 39% compared to 33% for the same period in 2013. The effective tax rate for nine months ended September 30, 2014 is higher than the U.S. federal statutory rate of 35% and higher than the tax rate for the same period in 2013 primarily due to the Company providing a valuation allowance against deferred tax assets, attributable to operating losses in certain foreign jurisdictions coupled with a decrease in earnings in jurisdictions, where such earnings are permanently reinvested, with lower tax rates than the U.S. federal statutory rate.

Net income. As a result of the preceding items, net income for the nine months ended September 30, 2014 was $10.4 million, compared to $17.5 million for the nine months ended September 30, 2013. Excluding the effect of currency translation, net income decreased $7.1 million as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2014	2013	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income (loss)
PLP-USA	$7,117	$9,418	$(2,301)	$0	$(2,301)	(24)%
The Americas	2,496	4,476	(1,980)	(229)	(1,751)	(39)
EMEA	3,676	4,907	(1,231)	114	(1,345)	(27)
Asia-Pacific	(2,916)	(1,346)	(1,570)	136	(1,706)	127

Consolidated	$10,373	$17,455	$(7,082)	$21	$(7,103)	(41)%

PLP-USA net income decreased $2.3 million due to a $3.6 million decrease in operating income partially offset by lower income taxes of $1.4 million. International net income for the nine months ended September 30, 2014 was negligibly affected on a consolidated basis when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income decreased $1.8 million as a result of a $2.0 million decrease in operating income coupled with a net increase in interest and other expense of $.5 million partially offset with lower income taxes of $.7 million. EMEA net income decreased $1.3 million due to a decrease in operating income of $1.6 million partially offset by $.3 million lower income taxes. Asia-Pacific net loss decreased $1.7 million as operating income declined $1.4 million and income taxes increased $.3 million as previously recorded deferred tax assets were written off in conjunction with the increased operating loss.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In 2014, we used cash of $15 million, net of cash acquired, related to the acquisition of Helix in January 2014 and $14.5 million for capital expenditures. We ended the first nine months of 2014 with $28.7 million of cash and cash equivalents. We believe we have adequate sources of liquidity including additional borrowing capacity of $18.2 million, $3.9 million in term deposits and the ability to generate cash to meet existing or reasonably likely future cash requirements. Our cash and cash equivalents are held in various locations throughout the world. At September 30, 2014, the majority of our cash and cash equivalents are held outside the U.S. We expect accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Our financial position remains strong and our current ratio at September 30, 2014 and December 31, 2013 was 3.4 to 1 and 3.6 to 1, respectively. At September 30, 2014, our unused availability under our line of credit was $18.2 million and our bank debt to equity percentage was 13.3%. On October 16, 2013, we decreased our borrowing capacity under our credit facility from $90 million to $50 million, and on January 23, 2014 we extended the term to January 2017. All other terms, including the interest rate at LIBOR plus 1.125%, remain the same. The line of credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At September 30, 2014 and December 31, 2013, we were in compliance with these covenants.

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

Sources and Uses of Cash

Cash increased $4.4 million for the nine months ended September 30, 2014. Net cash provided by operating activities was $21.1 million. The major investing and financing uses of cash were capital expenditures of $14.5 million, the acquisition of Helix of $15 million, net of cash acquired, common share repurchases of $2.1 million and dividends of $3.3 million, offset by net borrowings of $19.2 million. Currency had a negative $.5 million impact on cash and cash equivalents when translating foreign denominated financial statements to U.S. dollars.

Net cash provided by operating activities for the nine months ended September 30, 2014 increased $6.5 million compared to the nine months ended September 30, 2013 primarily as a result of cash generated by operating assets (net of operating liabilities) of $13.4 million and an increase in non-cash items of $.2 million partially offset by a decrease in net income of $7.1 million.

Net cash used in investing activities for the nine months ended September 30, 2014 of $30.2 million represents an increase of $14.7 million when compared to cash used in investing activities in the nine months ended September 30, 2013. The increase was primarily related to the business acquisition of Helix of $15 million, net of cash acquired, in January 2014, capital expenditures decreases of $1.4 million in the nine months ended September 30, 2014 when compared to the same period in 2013 and an increase in 2014 of $.8 million due to fixed term deposits. The decrease in capital expenditures was due mostly to the $4 million related to the expansion of our worldwide corporate headquarters in 2013 and lower capital expenditures at our worldwide locations partially offset by the purchase of the land and building at Helix from the prior owner for $2.8 million and plant expansion of $3.3 million at our PLP-USA segment.

Cash provided by financing activities for the nine months ended September 30, 2014 was $14 million compared to $2.4 million for the nine months ended September 30, 2013. The increase was primarily a result of an increase in debt borrowings in 2014 compared to 2013 of $13.2 million partially offset by a increase of dividends paid of $2.2 million. The increase in borrowings was used primarily to finance the acquisition of Helix. In December 2012, we advanced our first and second quarter expected dividend payments (which would have been payable in January and April 2013) due to the uncertainty of the U.S. tax laws.

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

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements – Going Concern (Subtop 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. We are required to adopt ASU 2014-15 prospectively for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating what impact, if any, its adoption will have to the presentation of our consolidated financial statements.

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

The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:

•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States (U.S.), Canada, and Western Europe and may not grow as expected in developing regions;

•	The potential impact of the global economic condition and the depressed U.S. housing market on the Company’s ongoing profitability and future growth opportunities in our core markets in the U.S. and other foreign countries where the financial situation is expected to be similar going forward;

•	Decrease in infrastructure spending globally as a result of worldwide depressed spending;

•	The ability of our customers to raise funds needed to build the facilities their customers require;

•	Technological developments that affect longer-term trends for communication lines such as wireless communication;

•	The decreasing demands for product supporting copper-based infrastructure due to the introduction of products using new technologies or adoption of new industry standards;

•	The Company’s success at continuing to develop proprietary technology and maintaining high quality products and customer service to meet or exceed existing or new industry performance standards and individual customer expectations;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful in expanding the Company’s product line or production facilities into new areas;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	The Company’s ability to identify, complete, obtain funding for and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	Strikes and other labor disruptions;

•	Changes in significant government regulations affecting environmental compliances;

•	The telecommunication market’s continued deployment of Fiber-to-the-Premises;

•	The continued support by Federal, State, Local and Foreign Governments in incentive programs for upgrading electric transmission lines and promoting renewable energy deployment; and

•	Those factors described under the heading “Risk Factors” on page 13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 14, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $6.8 million and on income before tax of $3.3 million.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $33.5 million at September 30, 2014. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.2 million for the nine months ended September 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2014 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On August 4, 2010, the Company announced that the Board of Directors authorized a plan to repurchase up to 250,000 of Preformed Line Products Company common shares. On February 24, 2014, the Company announced that the Board of Directors authorized a plan to repurchase up to 250,000 of Preformed Line Products Company common shares, in addition to the 31,893 common shares authorized for repurchase under the 2010 plan. The repurchase plans do not have an expiration date. The following tables include repurchases for the three months ended September 30, 2014:

2010 Plan
Period (2014)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs

July	0	$0.00	218,107	31,893
August	31,893	$54.83	250,000	0
September	0	$0.00	250,000	0

Total	31,893

2014 Plan
Period (2014)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs

July	0	$0.00	0	250,000
August	2,213	$54.83	2,213	247,787
September	1,900	$54.90	4,113	245,887

Total	4,113

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Shares Purchase Agreement, Trust (incorporated by reference herein from the Company’s Current Report on Form 8-K filed on August 15, 2014).

10.2	Shares Purchase Agreement, Foundation (incorporated by reference herein from the Company’s Current Report on Form 8-K filed on August 15, 2014).

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2014	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2014	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer, Vice President – Finance and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	Shares Purchase Agreement, Trust (incorporated by reference herein from the Company’s Current Report on Form 8-K filed on August 15, 2014).

10.2	Shares Purchase Agreement, Foundation (incorporated by reference herein from the Company’s Current Report on Form 8-K filed on August 15, 2014).

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.