Form 10-K
period 2014-12-31
PREFORMED LINE PRODUCTS CO
filed 2015-03-12
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is 7a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2014 was $143,235,709 based on the closing price of such common shares, as reported on the NASDAQ National Market System. As of March 6, 2015, there were 5,396,004 common shares of the Company ($2 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2015 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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

The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:

•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States (U.S.), Canada, Australia and Western Europe and may grow slowly or experience prolonged delay in developing regions despite expanding power needs;

•	The potential impact of the global economic condition on the Company’s ongoing profitability and future growth opportunities in our core markets in the U.S. and other foreign countries where the financial situation is expected to be similar going forward;

•	Decrease in infrastructure spending globally as a result of worldwide depressed spending;

•	The ability of our customers to raise funds needed to build the facilities their customers require;

•	Technological developments that affect longer-term trends for communication lines, such as wireless communication;

•	The decreasing demand for product supporting copper-based infrastructure due to the introduction of products using new technologies or adoption of new industry standards;

•	The Company’s success at continuing to develop proprietary technology and maintaining high quality products and customer service to meet or exceed new industry performance standards and individual customer expectations;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful at expanding the Company’s product line or production facilities into new areas;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	The Company’s ability to identify, complete, obtain funding for and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	Strikes and other labor disruptions;

•	Changes in significant government regulations affecting environmental compliances;

•	The telecommunication market’s continued deployment of Fiber-to-the-Premises;

•	The continued support by federal, state, local and foreign governments in incentive programs for upgrading electric transmission lines and promoting renewable energy deployment; and

•	Those factors described under the heading “Risk Factors” on page 12.

Part I

Item 1.	Business

Background

Preformed Line Products Company and its subsidiaries (the “Company”) is an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication) and other similar industries. The Company’s primary products support, protect, connect, terminate and secure cables and wires. The Company also provides solar hardware systems and mounting hardware for a variety of solar power applications. The Company’s goal is to continue to achieve profitable growth as a leader in the research, innovation, development, manufacture and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets.

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

Formed Wire Products and Related Hardware Products are used in the energy, communications, cable and special industries (i.e., metal building, tower and antenna industries, the agriculture and arborist industries, and marine systems industry) to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics (e.g., vibration). Formed wire products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape. Advantages of using the Company’s helical formed wire products are that they are economical, dependable and easy to use. The Company introduced formed wire products to the power industry over 65 years ago and such products enjoy an almost universal acceptance in the Company’s markets. Related hardware products include hardware for supporting and protecting transmission conductors, spacers, spacer-dampers, stockbridge dampers, corona suppression devices and various compression fittings for dead-end applications. Formed wire and related hardware products are approximately 65%, 68% and 69% of the Company’s revenues in 2014, 2013 and 2012, respectively.

Protective Closures, including splice cases, are used to protect fixed line communication networks, such as copper cable or fiber optic cable, from moisture, environmental hazards and other potential contaminants. Protective closures are approximately 18%, 16% and 16% of the Company’s revenues in 2014, 2013 and 2012, respectively.

Plastic Products, including guy markers, tree guards, fiber optic cable markers and pedestal markers, are used in energy, communications, cable and special industries to identify power conductors, communication cables and guy wires. Plastic products are approximately 4% of the Company’s revenues each year in 2014, 2013 and 2012.

Other Products include data communication cabinets, hardware assemblies, pole line hardware, resale products, underground connectors, solar hardware systems and urethane products. They are used by energy, renewable energy, communications, cable and special industries for various applications and are defined as products that complement the Company’s core line offerings. Other products are approximately 13%, 12% and 11% of the Company’s revenues in 2014, 2013 and 2012, respectively.

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

The success of the Company’s formed wire products in the U.S. led to expansion abroad. The first international license agreement was established in the mid-1950s in Canada. In the late 1950s, the Company’s products were being sold through joint ventures and licensees in Canada, England, Germany, Spain and Australia. Additionally, the Company began export operations and promoted products into other selected offshore markets. The Company continued its expansion program, bought out most of the original licensees, and, by the mid-1990s, had complete ownership of operations in Australia, Brazil, Canada, Great Britain, South Africa and Spain and by 2002, it had complete ownership of operations in Mexico and China. The Company’s international subsidiaries have the necessary infrastructure (i.e. manufacturing, engineering, marketing and general management) to support local business activities. Each is staffed with local personnel to ensure that the Company is well versed in local business practices, cultural constraints, technical requirements and the intricacies of local client relationships.

In 1968, the Company expanded into the underground telecommunications field by its acquisition of the Smith Company located in California. The Smith Company had a patented line of buried closures and pressurized splice cases. These closures and splice cases protect copper cable openings from environmental damage and degradation. The Company continued to build on expertise acquired through the acquisition of the Smith Company and in 1995 introduced the highly successful COYOTE® Closure line of products. Since 1995 fourteen domestic and three international patents have been granted to the Company on the COYOTE Closure. None of the COYOTE Closure patents have expired; however, the earliest COYOTE Closure patent was filed April 1995 and will expire in April 2015.

In 2007, the Company acquired the shares of DPW, located in New Mexico, U.S. This acquisition broadened the Company’s product lines, because DPW manufactures mounting hardware for a variety of solar power applications and provides designs and installations of solar power systems.

In 2007, the Company acquired 83.74% of Belos SA (Belos), located in Bielsko-Biala, Poland. Belos is a manufacturer and supplier of fittings for various voltage power networks. This acquisition complemented the Company’s existing line of energy products. From 2008 to 2010, the Company acquired the remaining outstanding shares of Belos.

In 2009, the Company acquired a 33.3% investment in Proxisafe Ltd. Proxisafe is a Canadian developmental company formed to design and commercialize new industrial safety equipment located in Calgary, Alberta. As of December 31, 2014, the Company owned 25.93% in Proxisafe.

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

In 2010, the Company acquired Electropar Limited (Electropar), a New Zealand corporation. Electropar designs, manufactures and markets pole line and substation hardware for the global electrical utility industry. Electropar is based in New Zealand with a subsidiary operation in Australia. The acquisition has strengthened the Company’s position in the power distribution, transmission and substation hardware markets and expanded the Company’s presence in the Asia-Pacific region.

In January 2012, the Company acquired Australian Electricity Systems Pty Ltd. (AES), an Australian company. AES designs, manufactures and markets hardware for the electrical utility industry. For accounting purposes, the acquisition was an immaterial business combination.

In January 2014, the Company acquired Helix uniformed Limited (Helix), located in Montreal, Quebec, Canada. Helix designs, manufacturers and markets helical products for the electrical utility industry. The acquisition has diversified the Company’s business in Canada, expanded its manufacturing footprint and enhanced its engineering capabilities. For accounting purposes, the acquisition was an immaterial business combination.

The Company’s World headquarters is located at 660 Beta Drive, Mayfield Village, Ohio 44143.

Business

The demand for the Company’s products comes primarily from new, maintenance and repair construction for the energy (including solar), telecommunication, data communication and special industries. The Company’s customers use many of the Company’s products, including formed wire products, to revitalize the aging outside plant infrastructure. Many of the Company’s products are used on a proactive basis by the Company’s customers to reduce and prevent lost revenue. A single malfunctioning line could cause the loss of thousands of dollars per hour for a power or communication customer. A malfunctioning fiber cable could also result in substantial revenue loss. Repair construction by the Company’s customers generally occurs in the case of emergencies or natural disasters, such as hurricanes, tornados, earthquakes, floods or ice storms. Under these circumstances, the Company provides the repair products to customers rapidly..

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

Fiber optic cable was first deployed in the outside plant environment in the early 1980s. Through fiber optic technologies, a much greater amount of both voice and data communication can be transmitted reliably. In addition, this technology solved the cable congestion problem that the large count copper cable was causing in underground, buried and aerial applications. The Company developed and adapted copper closures for use in the emerging fiber optic world. In the late 1980s, the Company developed a series of splice cases designed specifically for fiber optic application. In the mid-1990s, the Company developed its plastic COYOTE® Closure, and has since expanded the product line to address Fiber-to-the-Premise (FTTP) applications. The COYOTE Closure is an example of the Company developing a new line of proprietary products to meet the changing needs of its customers.

The Company also designs and manufactures data communication cabinets and enclosures for data communication networks, offering a comprehensive line of copper and fiber optic cross-connect systems. The product line enables reliable, high-speed transmission of data over customers’ local area networks.

With the acquisition of DPW in 2007, the Company expanded into the renewable energy sector. DPW provides a comprehensive line of mounting hardware for a variety of solar power applications including residential roof mounting, commercial roofing systems, utility scale ground-mount, top of pole mounting and customized solutions. DPW also provides design and installation services for residential and commercial solar power systems primarily in the western U.S.

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

Electric Utilities - Transmission. The electric transmission grid is the interconnected network of high voltage aluminum conductors used to transport large blocks of electric power from generating facilities to distribution networks. Currently, there are three major power grids in the U.S.: the Eastern Interconnect, the Western Interconnect and the Texas Interconnect. Virtually all electrical energy utilities are connected with at least one other utility by one of these major grids. The Company believes that the transmission grid has been neglected throughout much of the U.S. With demand for power now exceeding supply in some areas, the need for the movement of bulk power from the energy-rich areas to the energy-deficient areas means that new transmission lines will likely be built and many existing lines will likely be refurbished. Connecting renewable energy sources to the grid should also continue to attract new investment to fund transmission infrastructure projects in the future. The Company believes that this will generate opportunities for the Company’s products in this market over at least the next several years. In addition, increased construction of international transmission grids is occurring in many regions of the world. However, consolidations in the markets that the Company services with increased global competition may also have an adverse impact on the Company’s sales.

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

The industry has developed technological methods to increase the usage of copper-based products through high-speed digital subscriber lines (DSLs). The popularity of these services, the regulatory environment and the increasingly fierce competition between communications and cable operators has driven the move toward building out the “last mile” in fiber optic networks. FTTP technology supports the next wave in broadband innovation by carrying fiber optic technology into homes and businesses. The Company has been actively developing products that address this market.

Data Communication. The data communication market is driven by the continual demand for increased bandwidth. Growing Internet Service Providers (ISPs), construction in Wide Area Networks (WANs) and demand for products in the workplace are all key elements to the increased demand for the racking and cabinet products made by the Company. The Company’s products are sold to a number of categories of customers including, (i) ISPs, (ii) large companies and organizations which have their own local area network for data communication, and (iii) distributors of structured cabling systems and components for use in the above markets.

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

Sales and Marketing

Domestically and internationally, the Company markets its products through a direct sales force and manufacturing representatives. The direct sales force is employed by the Company and works with the manufacturer’s representatives, as well as key direct accounts and distributors who also buy and resell the Company’s products. The manufacturer’s representatives are independent organizations that represent the Company as well as other complimentary product lines. These organizations are paid a commission based on the sales amount they generate.

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

The Company believes that its Research and Engineering Center is one of the most sophisticated in the world in its specialized field. The Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling. Today, the Company’s reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a competitive advantage. In addition to testing, the work done at the Company’s Research and Development Center continues to fuel product development efforts. For example, the Company estimates that approximately 19% of 2014 revenues were attributed to products developed by the Company in the past five years. In addition, the Company’s position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations which are charged with the responsibility of establishing industry wide specifications and performance criteria, including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission). Research and development costs are expensed as incurred. Research and development costs for new products were $2.7 million in 2014, $2.3 million in 2013 and $2.1 million in 2012.

Patents and Trademarks

The Company applies for patents in the U.S. and other countries, as appropriate, to protect its significant patentable developments. As of December 31, 2014, the Company had in force 36 U.S. patents and 100 international patents in 21 countries and had eight pending U.S. patent applications and 42 pending international applications. While such domestic and international patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company’s business. The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company’s business as a whole or to any of its businesses. Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks. The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology. As of December 31, 2014, the Company had obtained U.S. registration on 35 trademarks and two trademark applications remained pending. International registrations amounted to 258 registrations in 36 countries, with two pending international registrations.

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

•	The Company has a strong and stable workforce. This consistent and continuous knowledge base has afforded the Company the ability to provide superior service to the Company’s customers and representatives.

•	The Company’s Research and Engineering Center in Mayfield Village, Ohio and the engineering departments at the Company’s subsidiary operations around the world maintain a strong technical support function to develop unique solutions to customer problems.

•	The Company is vertically integrated both in manufacturing and distribution and is continually upgrading equipment and processes.

•	The Company is sensitive to the marketplace and provides an extra measure of service in cases of emergency, storm damage and other rush situations. This high level of customer service and customer responsiveness is a hallmark of the Company.

•	The Company’s 29 sales and manufacturing locations ensure close support and proximity to customers worldwide.

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

The Company’s primary domestic competitor for pressurized copper closures is the 3M Company (“3M”). Based on its experience in the industry, the Company believes it maintains a strong market share position.

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

Most plastic resins are purchased under contracts to stabilize costs and improve delivery performance and are available from a number of reliable suppliers. Wire and aluminum rods are purchased in standard stock diameters and coils under contracts from a number of reliable suppliers. Contracts have firm prices except for fluctuations of base metals and petroleum prices, which result in surcharges when global demand is greater than the available supply.

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

Raw material costs were, in general, flat during 2014. The Company expects price levels to continue to be stable during 2015.

Backlog Orders

The Company’s backlog was approximately $61.4 million at the end of 2014 and $47.7 million at the end of 2013. All customer orders entered are firm at the time of entry. Substantially all orders are shipped within a two to four week period unless the customer requests an alternative date.

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

The Company believes it is in compliance in all material respects, with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability. The Company does not expect to make any material capital expenditure during 2015 for environmental control facilities. The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays. However, the Company does not believe that these expenditures should ultimately result in a material adverse effect on its financial position or results of operations. The Company cannot predict the precise effect such future requirements, if enacted, would have on the Company. The Company believes that such regulations would be enacted over time and would affect the industry as a whole.

Employees

At December 31, 2014, the Company had 2,744 employees. Approximately 28% of the Company’s employees are located in the U.S.

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

The public may read and copy any materials the Company files with or furnishes to the SEC at the SEC’s Public Reference Room at 100 F. Street, NE., Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information filed with the SEC by electronic filers. The SEC’s Internet site is http://www.sec.gov. The Company also has a link from its Internet site to the SEC’s Internet site. This link can be found on the investor relations page of the Company’s Internet site.

Item 1A.	Risk Factors

Due to the Company’s dependency on the energy and telecommunication industries, the Company is susceptible to negative trends relating to those industries that could adversely affect the Company’s operating results.

The Company’s sales to the energy and telecommunication industries represent a substantial portion of the Company’s historical sales. The concentration of revenue in such industries is expected to continue into the foreseeable future. Demand for products to these industries depends primarily on capital spending by customers for constructing, rebuilding, maintaining or upgrading their systems. The amount of capital spending and, therefore, the Company’s sales and profitability are affected by a variety of factors, including general economic conditions, access by customers to financing, government regulation, demand for energy and cable services, and technological factors. As a result, some customers may significantly reduce their spending or may not continue as going concerns, which could have a material adverse effect on the Company’s business, operating results and financial condition. Consolidation presents an additional risk to the Company in that merged customers will rely on relationships with a source other than the Company. Consolidation may also increase the pressure on suppliers, such as the Company, to sell product at lower prices.

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

The intense competition in the Company’s markets, particularly telecommunication, may lead to a reduction in sales and earnings.

The markets in which the Company operates are highly competitive. The level of intensity of competition may increase in the foreseeable future due to anticipated growth in the telecommunication and data communication industries. The Company’s competitors in the telecommunication and data communication markets are larger companies with significant influence over the distribution network. The Company may not be able to compete successfully against its competitors, many of which may have access to greater financial resources than the Company. In addition, the pace of technological development in the telecommunication market is rapid and these advances (i.e., wireless, fiber optic network infrastructure, etc.) may adversely affect the Company’s ability to compete in this market.

Competitors’ introduction of products embodying new technologies or the emergence of new industry standards can render existing products or products under development obsolete or unmarketable and result in lost sales.

The energy and telecommunication industries are characterized by rapid technological change. Satellite, wireless and other communication technologies currently being deployed may represent a threat to copper, coaxial and fiber optic-based systems by reducing the need for wire-line networks. Future advances or further development of these or other new technologies may have a material adverse effect on the Company’s business, operating results and financial condition as a result of lost sales.

Price increases or decreased availability of raw materials could result in lower earnings.

The Company’s cost of sales may be materially adversely affected by increases in the market prices of the raw materials used in the Company’s manufacturing processes. The Company may not be able to pass on price increases in raw materials to the Company’s customers through increases in product prices. As a result, the Company’s operating results could be adversely affected. In addition, any decrease or delay in the availability of these materials could slow production and delivery to the Company’s customers. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission established disclosure requirements regarding the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo and adjoining countries (“Conflict Mineral Rules”). These requirements could adversely affect the availability and pricing of minerals subject to the Conflict Mineral Rules used in the Company’s products.

The Company’s international operations subject the Company to additional business risks that may have a material adverse effect on the Company’s business, operating results and financial condition.

International sales account for a substantial portion of the Company’s net sales (61%, 60% and 59% in 2014, 2013 and 2012, respectively) and the Company expects these sales will increase as a percentage of net sales in the future. Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, which could materially adversely affect U.S. dollar sales or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, reduced or limited protection of intellectual property rights, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards. The Company is subject to foreign currency volatility which could materially impact the Company’s results. The Company is also subject to general geopolitical risks, such as political and economic instability, social unrest, terrorism and changes in diplomatic and trade relationships, in connection with its international operations. These risks of conducting business internationally may have a material adverse effect on the Company’s business, operating results and financial condition.

The Company may not be able to successfully integrate businesses that it may acquire in the future or complete acquisitions on satisfactory terms, which could have a material adverse effect on the Company’s business, operating results and financial condition.

A portion of the Company’s growth in sales and earnings has been generated from acquisitions. The Company expects to continue a strategy of identifying and acquiring businesses with complementary products. In connection with this strategy, the Company faces certain risks and uncertainties relating to acquisitions. The factors affecting this exposure are in addition to the risks faced in the Company’s day-to-day operations. Acquisitions involve a number of special risks, including the risks pertaining to integrating acquired businesses, realizing the benefits of acquired technology and utilizing new personnel. In addition, the Company may incur debt to finance future acquisitions, and the Company may issue securities in connection with future acquisitions that may dilute the holdings of current and future shareholders. Covenant restrictions relating to additional indebtedness could restrict the Company’s ability to pay dividends, fund capital expenditures, consummate additional acquisitions and significantly increase the Company’s interest expense. Any failure to successfully complete acquisitions or to successfully integrate such strategic acquisitions could have a material adverse effect on the Company’s business, operating results and financial condition.

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

The Company is subject to various laws and regulation. For example, extensive environmental regulations related to air and water quality, the discharge of pollutants, the handling of toxic waste and the handling and transport of products and components classified as hazardous impact its daily operations. The introduction of new laws or regulations, or changes in existing laws or regulations, could increase the costs of doing business.

We may not be able to successfully manage our intellectual property and may be subject to infringement claims.

We rely on a combination of contractual rights and patent, trademark, copyright and trade secret laws to establish and protect our proprietary technology. Third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product offerings or other competitive harm. Others, including our competitors may independently develop similar technology, duplicate or design around our intellectual property, and in such cases we could not assert our intellectual property rights against such parties. We may also be subject to costly litigation in the event our technology infringes upon or otherwise violate a third party’s proprietary rights. Any claim from third parties may result in a limitation on our ability to use the intellectual property subject to these claims. We may be forced to litigate to enforce or determine the scope and enforceability of our intellectual property rights, trade secrets and know-how, which is expensive, could cause a diversion of resources and may not prove successful, especially in countries where such rights are more difficult to enforce. The loss of intellectual property protection or the inability to obtain third party intellectual property could harm our business and ability to compete.

Item 1B.	Unresolved Staff Comments

The Company does not have any unresolved staff comments.

Item 2.	Properties

The Company currently owns or leases 29 facilities, which together contain approximately 2.1 million square feet of manufacturing, warehouse, research and development, sales and office space worldwide. Most of the Company’s international facilities contain space for offices, research and engineering (R&E), warehousing and manufacturing with manufacturing using a majority of the space. The following table provides information regarding the Company’s principal facilities:

		Number of Facilities				Total Approximate Square Feet
Segment	Location	Manufacturing	Warehouse	R&E	Office	Owned	Leased
Americas	United States	3	3	1	4	705,000	27,700
	Brazil	1	1	1	1	215,500
	Canada	2	2	1	2	117,000
	Mexico	1	1		1	84,000

Asia-Pac	Australia	1	1	1	1	122,895	78,328
	China	1	1		1	132,100
	Indonesia	1	1	1		60,100
	Thailand	1	1		1	135,700
	New Zealand	1	1		1		46,100

EMEA	Great Britain	1	1	1	1	89,400
	South Africa	1	1	1	1	68,800
	Spain	1	1	1	1	74,000
	Poland	1	1		1	174,400

Item 3.	Legal Proceedings

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

Name	Age	Position
Robert G. Ruhlman	58	Chairman, President and Chief Executive Officer
Eric R. Graef	62	Chief Financial Officer, Vice President - Finance and Treasurer
William H. Haag	51	Vice President - International Operations
J. Cecil Curlee Jr.	58	Vice President - Human Resources
Dennis F. McKenna	48	Executive Vice President - Global Business Development
David C. Sunkle	56	Vice President - Research and Engineering and Manufacturing
Caroline S. Vaccariello	48	General Counsel and Corporate Secretary
John M. Hofstetter	50	Vice President - Sales and Global Communications Markets

The following sets forth the name and recent business experience for each person who is an executive officer of the Company at March 1, 2015:

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

Eric R. Graef was elected Vice President—Finance and Treasurer in December 1999 and Chief Financial Officer in December 2007.

William H. Haag was elected Vice President—International Operations in April 1999.

J. Cecil Curlee Jr. was elected Vice President—Human Resources in January 2003.

Dennis F. McKenna was elected Executive Vice President Global Business Development in January 2015 and expanded his role to include worldwide marketing and business development strategies. Prior to that he was elected Vice President—Marketing and Global Business Development in April 2004.

David C. Sunkle was elected Vice President-Research and Engineering in January 2007. In addition, Mr. Sunkle has taken on the role of Vice President – Manufacturing since July 2008.

Caroline S. Vaccariello was elected General Counsel and Corporate Secretary in January 2007.

John M. Hofstetter was elected Vice President – Sales and Global Communications Markets and Business Development in April 2012. Effective January 1, 2013, his role expanded to include domestic sales responsibility for the Energy Markets and Special Industries. He has served a variety of positions in Marketing and Sales since 1988, including General Manager of Sales – Communications Markets and Special Industries, Director – Marketing and Sales Communications Markets, and Director – Global Communications Markets.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on NASDAQ under the trading symbol “PLPC”. As of March 6, 2015, the Company had approximately 1,500 shareholders of record. The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company’s common shares as reported by the NASDAQ and (ii) the amount per share of cash dividends paid by the Company.

	Year ended December 31
	2014			2013
Quarter	High	Low	Dividend	High	Low	Dividend
First	$73.74	$59.67	$0.20	$70.96	$62.48	$0.00
Second	69.51	51.88	0.20	82.10	66.31	0.00
Third	58.53	52.76	0.20	74.97	65.52	0.20
Fourth	57.50	46.67	0.20	92.46	66.35	0.20

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected) in column a) (1)
Equity compensation plans approved by security holders	146,671	$64.35	405,898
Equity compensation plans not approved by security holders	0	$0.00	0

Total	146,671		405,898

(1)	Up to 384,398 shares may be issued in the form of restricted shares or units under the Company’s Long-Term Incentive Plan of 2008.

Performance Graph

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the Company’s common shares with the cumulative total return of hypothetical investments in the NASDAQ Composite Index and the Peer Group Index based on the respective market price of each investment at December 31, 2009, December 31, 2010, December 31, 2011, December 31, 2012, December 31, 2013, and December 31, 2014, assuming in each case an initial investment of $100 on December 31, 2009, and reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Preformed Line Products, the NASDAQ Composite Index,

and Peer Group Index

*	$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	2009	2010	2011	2012	2013	2014
PREFORMED LINE PRODUCTS CO	100.00	136.52	141.04	142.83	177.35	134.28
NASDAQ MARKET INDEX	100.00	117.61	118.70	139.00	196.83	223.74
PEER GROUP INDEX	100.00	120.23	101.56	98.86	144.79	154.70

Purchases of Equity Securities

On February 24, 2014, the Company announced that the Board of Directors authorized a plan to repurchase up to 250,000 of Preformed Line Products Company common shares. The repurchase plan does not have an expiration date. There were no repurchases for the three months ended December 31, 2014. The total number of shares purchased as part of publicly announced plans or programs is 4,113. The maximum number of shares that may yet be purchased under the plans or programs is 245,887.

Item 6.	Selected Financial Data

	2014	2013	2012	2011	2010
	(Thousands of dollars, except per share data)
Net Sales and Income
Net sales	$388,185	$409,776	$439,192	$424,404	$338,305
Operating income	21,238	31,148	44,122	45,354	28,480
Income before income taxes	21,410	31,794	44,827	45,994	30,183
Income from continuing operations, net of tax	12,861	20,587	29,286	30,984	23,008
Net income	12,861	20,587	29,286	30,984	23,008
Net loss attributable to noncontrolling interest, net of tax	0	0	0	0	(105)
Net income attributable to PLPC	12,861	20,587	29,286	30,984	23,113
Per Share Amounts
Net income attributable to PLPC common shareholders - basic	$2.39	$3.84	$5.50	$5.89	$4.41
Net income attributable to PLPC common shareholders - diluted	2.39	3.77	5.45	5.78	4.33
Dividends declared	0.80	0.60	1.00	0.80	0.80
PLPC Shareholders’ equity	45.01	46.81	44.83	39.91	37.44
Other Financial Information
Current assets	$200,663	$185,734	$194,101	$205,490	$167,342
Total assets	353,967	332,406	333,064	327,348	280,979
Current liabilities	55,327	52,215	58,243	61,833	56,558
Long-term debt (including current portion)	31,865	13,249	9,573	28,592	10,650
Capital leases	173	310	504	484	590
PLPC Shareholders’ equity	242,925	252,330	241,069	212,858	197,340

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) was incorporated in Ohio in 1947. We are an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries. Our primary products support, protect, connect, terminate, and secure cables and wires. We also provide solar hardware systems and mounting hardware for a variety of solar power applications. Our goal is to continue to achieve profitable growth as a leader in the research, innovation, development, manufacture, and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets. We have 29 sales and manufacturing operations in 17 different countries.

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

The segment managers responsible for each region report directly to the Company’s Chief Executive Officer, who is the chief operating decision maker, and are accountable for the financial results and performance of their entire segment for which they are responsible. The business components within each segment are managed to maximize the results of the entire operating segment and company rather than the results of any individual business component of the segment.

We evaluate segment performance and allocate resources based on several factors primarily based on sales and net income.

RECENT DEVELOPMENTS

On January 31, 2014, we acquired Helix Uniformed Limited (Helix), located in Montreal, Quebec, Canada. From an accounting perspective, the acquisition is not considered material. The acquisition of Helix is expected to diversify our business in Canada and The Americas segment in total, expand our manufacturing footprint and enhance our engineering capabilities locally.

MARKET OVERVIEW

Our business continues to be highly concentrated in the energy and communications markets. During the past several years, industry consolidation continued as distributor and service provider consolidations occurred in our major markets. This trend is expected to continue in 2015. The sluggish global economy along with overall geopolitical instability and a lack of commitment by developed countries to upgrade and strengthen their electrical and communication grids combined with very low oil prices could continue to affect construction projects and negatively impact growth opportunities in our core markets in the U.S. and countries such as Brazil and Canada as well as the Asia-Pacific region where the financial situation is expected to be challenging going forward.

In 2014, sales in the energy market declined due to a slowdown in the number and scale of transmission projects along with a decline in energy distribution business as there was a pull-back in substation and distribution construction and maintenance in the Asia-Pacific region. We expect the energy market to be relatively flat in 2015 given continued uncertainty in global markets. We believe that our leadership position in the market will enable us to take advantage of prospects for continued growth as the transmission grid is enhanced and extended. There was some improvement in the telecommunications sector on a worldwide basis.

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

As economic conditions improve, we believe our efforts will lead to growth in our communications business. Opportunities for growth also look promising internationally where deployment of fixed line telecommunications services and broadband penetration rates remain low as a percentage of the total population.

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

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weaken against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into fewer U.S. dollars. On average, foreign currencies weakened against the U.S. dollar in 2014. The most significant currencies that contributed to this movement were the Australian dollar, the Brazilian real, the South African rand and the Canadian dollar. The fluctuations of foreign currencies during the year ended December 31, 2014 had an unfavorable impact on net sales of $9.3 million as compared to 2013. On a reportable segment basis, the favorable (unfavorable) impact of foreign currency on net sales and net income for the year ended December 31, 2014, was as follows:

	Foreign Currency Impact
	Year Ended December 31, 2014
(Thousands of dollars)	Net Sales	Net Income
The Americas	$(4,942)	$(141)
EMEA	(491)	12
Asia-Pacific	(3,855)	218

Total	$(9,288)	$89

Despite the current global economy, we believe our business fundamentals are sound and strategically well-positioned as we remain focused on managing costs, increasing sales volumes and delivering value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 13.9% and can borrow needed funds at an attractive interest rate under our credit facility. The increase in our bank debt to equity ratio, compared to 5.7% at December 31, 2013, was primarily related to financing the acquisition of Helix.

The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the years ended December 31, 2014 and 2013. The Company’s past operating results are not necessarily indicative of future operating results.

	Year Ended December 31
(Thousands of dollars)	2014		2013		Change	% Change
Net sales	$388,185	100.0%	$409,776	100.0%	$(21,591)	(5)%
Cost of products sold	267,237	68.8	278,875	68.1	(11,638)	(4)

GROSS PROFIT	120,948	31.2	130,901	31.9	(9,953)	(8)
Costs and expenses	99,710	25.7	99,753	24.3	(43)	0

OPERATING INCOME	21,238	5.5	31,148	7.6	(9,910)	(32)
Other income	172	0.0	646	0.2	(474)	NM

INCOME BEFORE INCOME TAXES	21,410	5.5	31,794	7.8	(10,384)	(33)
Income taxes	8,549	2.2	11,207	2.7	(2,658)	(24)

NET INCOME	$12,861	3.3%	$20,587	5.0%	$(7,726)	(38)%

NM- Not meaningful.

2014 RESULTS OF OPERATIONS COMPARED TO 2013

Net sales. In 2014, net sales were $388.2 million, a decrease of $21.6 million, or 5%, compared to 2013. Excluding the unfavorable effect of currency translation, net sales decreased 3% as summarized in the following table:

	Year Ended December 31
(Thousands of dollars)	2014	2013	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net sales
PLP-USA	$137,564	$144,054	$(6,490)	$0	$(6,490)	(5)%
The Americas	90,871	91,497	(626)	(4,942)	4,316	5
EMEA	65,446	61,543	3,903	(491)	4,394	7
Asia-Pacific	94,304	112,682	(18,378)	(3,855)	(14,523)	(13)

Consolidated	$388,185	$409,776	$(21,591)	$(9,288)	$(12,303)	(3)%

The decrease in PLP-USA net sales of $6.5 million, or 5%, was primarily due to a reduction in transmission sales as a result of fewer projects in the United States. International net sales for the year ended December 31, 2014 were unfavorably affected by $9.3 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $90.9 million increased $4.3 million, or 5%, primarily due to $13.2 million in sales at Helix, which was acquired in January of 2014, partially offset by lower net transmission sales of $3.8 million and a $4.9 million decrease in solar sales. EMEA net sales of $65.4 million increased $4.4 million, or 7%, primarily due to volume increases in telecommunications and distribution. The Asia-Pacific net sales of $94.3 million decreased $14.5 million, or 13%, compared to 2013. The decrease in net sales is primarily related to lower volume in transmission and substation sales as a result of slowing economies, government deferral of projects and political uncertainty in various locations within the region.

Gross Profit. Gross profit of $120.9 million for 2014 decreased $10 million, or 8%, compared to 2013. Excluding the unfavorable effect of currency translation, gross profit decreased $7.8 million, or 6%, as summarized in the following table:

	Year Ended December 31
(Thousands of dollars)	2014	2013	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Gross profit
PLP-USA	$50,615	$55,969	$(5,354)	$0	$(5,354)	(10)%
The Americas	22,190	24,815	(2,625)	(1,300)	(1,325)	(5)
EMEA	22,776	21,146	1,630	(94)	1,724	8
Asia-Pacific	25,367	28,971	(3,604)	(793)	(2,811)	(10)

Consolidated	$120,948	$130,901	$(9,953)	$(2,187)	$(7,766)	(6)%

PLP-USA gross profit of $50.6 million decreased $5.4 million compared to 2013. PLP-USA’s $5.4 million decrease in gross profit was predominantly related to the reduction in sales volume. International gross profit for the year ended December 31, 2014 was unfavorably impacted by $2.2 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit decrease of $1.3 million was primarily the result of lower margin transmission sales and reduced transmission and solar sales. Additionally, while Helix provided a positive contribution to gross profit, it was negatively impacted by the sale of inventories which were adjusted to fair value on the acquisition date. The acquisition was accounted for pursuant to the current business combination standards. In accordance with the standards, we recorded, as of the acquisition date, the acquired inventories at their respective fair values. We have recognized $1.9 million of the acquired inventories fair value adjustment in Cost of products sold. The EMEA gross profit increased $1.7 million primarily as a result of higher net sales in the region. Asia-Pacific gross profit decreased $2.8 million primarily due to a $3.5 million decrease in gross profit from lower net sales partially offset by a $.7 million reduction in production costs and freight expense.

Costs and expenses. Costs and expenses of $99.7 million for the year ended December 31, 2014 decreased less than $.1 million, or less than 1%, compared to 2013. Excluding the effect of currency translation, costs and expenses increased 2% as summarized in the following table:

	Year Ended December 31
(Thousands of dollars)	2014	2013	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Costs and expenses
PLP-USA	$37,299	$38,622	$(1,325)	$0	$(1,325)	(3)%
The Americas	19,904	16,803	3,101	(1,116)	4,217	25
EMEA	14,752	13,325	1,427	(111)	1,538	12
Asia-Pacific	27,755	31,003	(3,248)	(1,020)	(2,228)	(7)

Consolidated	$99,710	$99,753	$(45)	$(2,247)	$2,202	2%

PLP-USA costs and expenses decreased $1.3 million primarily due to $1.5 million decline in personnel related and commission expenses, along with a decrease in net foreign currency exchange losses of $.5 million. The foreign currency exchange losses were primarily related to translating into U.S. dollars our foreign denominated loans, trade receivables and royalty receivables from our foreign subsidiaries at the December 2014 year-end exchange rates. These reductions in expense were partially offset by a $.9 million decline in intercompany royalty income. International costs and expenses for the year ended December 31, 2014 were favorably impacted by $2.2 million when local currencies were translated to U.S. dollars. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses increase of $4.2 million was primarily due to a $1.7 million impact related to a refund of VAT and interest and inflation from an income tax refund recorded at our Brazilian location in 2013 that was not repeated in 2014 coupled with a $1.7 million increase in costs and expenses of Helix acquired in January 2014. Additionally, there was an increase of $.4 million in personnel expenses and professional fees along with $.4 million for net interest expense and royalty charges. EMEA costs and expenses increased $1.5 million due primarily to the start-up expenses for additional offices in the region of $1.2 million in addition to personnel cost increases of $.4 million. Asia-Pacific costs and expenses decreased $2.2 million primarily due to lower intercompany expenses of $1 million, a $.3 million decrease in net foreign currency exchange losses, and a $.9 million reduction in employee related and consulting costs.

Other income (expense). Other income for the year ended December 31, 2014 of $.2 million decreased $.4 million compared to 2013 due to a $.3 million increase in net interest expense and a $.1 million decrease in net other income.

Income taxes. Income taxes for the year ended December 31, 2014 and December 31, 2013 were $8.5 million and $11.2 million, respectively. The effective tax rate was 39.9% and 35.3% in 2014 and 2013, respectively. The 2014 effective tax rate is higher than the 2013 effective tax rate and the 35% U.S. federal statutory tax rate primarily due to the Company providing a valuation allowance against deferred tax assets attributable to operating losses and other deferred tax assets in certain foreign jurisdictions. The impact to the income tax provision of the aforementioned valuation allowance is $1.9 million and is partially offset by a $.6 million benefit primarily related to the inclusion of earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested. The 2013 effective tax rate is higher than the 35% U.S. federal statutory tax rate primarily due to the Company providing a valuation allowance against deferred tax assets primarily attributable to operating losses in certain foreign jurisdictions.

Net income. As a result of the preceding items, net income for the year ended December 31, 2014 was $12.9 million, compared to $20.6 million for 2013. Excluding the effect of currency translation, net income decreased $7.8 million as summarized in the following table:

	Year Ended December 31
(Thousands of dollars)	2014	2013	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net income (loss)
PLP-USA	$7,933	$10,875	$(2,942)	$0	$(2,942)	(27)%
The Americas	1,947	5,896	(3,949)	(141)	(3,808)	(65)
EMEA	6,192	6,047	145	12	133	2
Asia-Pacific	(3,211)	(2,231)	(980)	218	(1,198)	(54)

Consolidated	$12,861	$20,587	$(7,726)	$89	$(7,815)	(38)%

PLP-USA net income decreased $2.9 million due to a $4 million decrease in operating income partially offset by lower income taxes of $1.2 million. International net income for the year ended December 31, 2014 was favorably affected by $.1 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income decreased $3.8 million as a result of a $5.4 million decrease in operating income and a $.5 million increase in interest expense primarily due from funding for the Helix acquisition partially offset with lower income taxes of $2.1 million. EMEA net income increased $.1 million as a result of a $.2 million increase in operating income partially offset by increased income taxes. Asia-Pacific net loss increased $1.2 million as a result of a $.5 million decrease in operating income coupled with a decrease in other income of $.1 million and an increase in income taxes of $.6 million due to the Company’s decision not to recognize tax benefits attributable to operating losses.

2013 RESULTS OF OPERATIONS COMPARED TO 2012

Net Sales. In 2013, net sales were $409.8 million, a decrease of $29.4 million, or 7%, compared to 2012. Excluding the effect of currency translation, net sales decreased $18.9 million as summarized in the following table:

	Year Ended December 31
(Thousands of dollars)	2013	2012	Change	Change due to currency translation	Change excluding currency tranlation	% change
Net sales
PLP-USA	$144,054	$162,027	$(17,973)	$0	$(17,973)	(11)%
The Americas	91,497	92,584	(1,087)	(4,861)	3,774	4
EMEA	61,543	66,272	(4,729)	(2,106)	(2,623)	(4)
Asia-Pacific	112,682	118,309	(5,627)	(3,531)	(2,096)	(2)

Consolidated	$409,776	$439,192	$(29,416)	$(10,498)	$(18,918)	(4)%

The decrease in PLP-USA net sales of $18 million, or 11%, was due to a sales volume decrease of $16.5 million and a sales mix/price decrease of $1.4 million when compared to 2012. Of the sales volume decrease of $16.5 million, $10.3 million was due to the completion of projects in the transmission market in 2012. International net sales for the year ended December 31, 2013 were unfavorably affected by $10.5 million when local currencies were converted to U.S. dollars. The following discussions of international net sales exclude the effect of currency translation. The Americas net sales of $91.5 million increased $3.8 million, or 4%, primarily due to an increase in energy sales of $2.2 million coupled with higher solar sales of $1.6 million. EMEA’s net sales of $61.5 million decreased $2.6 million, or 4%, primarily due to significant energy transmission investments in the region in 2012 that did not repeat in 2013. The decrease in the energy transmission investments primarily related to the United Kingdom’s government delays on its national grid. Asia-Pacific net sales of $112.7 million decreased $2.1 million, or 2%, compared to 2012. The decrease in net sales was primarily due to lower transmission projects in the region and sales volume decreases in data communication.

Gross Profit. Gross profit of $130.9 million for 2013 decreased $13.5 million, or 9%, compared to 2012. Excluding the unfavorable effect of currency translation, gross profit decreased $10.8 million, or 7%, as summarized in the following table:

	Year Ended December 31
(Thousands of dollars)	2013	2012	Change	Change due to currency translation	Change excluding currency translation	% change
Gross profit
PLP-USA	$55,969	$58,814	$(2,845)	$0	$(2,845)	(5)%
The Americas	24,815	27,772	(2,957)	(1,217)	(1,740)	(6)
EMEA	21,146	23,358	(2,212)	(911)	(1,301)	(6)
Asia-Pacific	28,971	34,494	(5,523)	(602)	(4,921)	(14)

Consolidated	$130,901	$144,438	$(13,537)	$(2,730)	$(10,807)	(7)%

PLP-USA gross profit of $56 million decreased $2.8 million compared to 2012. As a percentage of net sales, gross profit increased from 36.3% to 38.9% of net sales in 2013. Of PLP-USA’s $2.8 million decrease in gross profit, $6.5 million was due to lower net sales partially offset by $1.7 million of lower pension related expenses, a net decrease in warranty expense of $.8 million, a decrease in the elimination of intercompany profit in ending inventory and lower consulting related expenses. International gross profit for the year ended December 31, 2013 was unfavorably affected by $2.7 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the unfavorable effect of currency translation. The Americas gross profit decrease of $1.7 million was primarily the result of higher material costs of $4.3 million partially offset by $1.2 million from higher net sales and lower production costs of $1.4 million. The EMEA gross profit decrease of $1.3 million was primarily the result of lower net sale. Asia-Pacific gross profit decreased $4.9 million as a result of lower sales, higher product costs in the region, with higher provisions for excess inventory due to changing market conditions.

Costs and expenses. Costs and expenses of $99.8 million for the year ended December 31, 2013 decreased $.6 million, or less than 1%, compared to 2012. Excluding the effect of currency translation, costs and expenses increased 2% as summarized in the following table:

	Year Ended December 31
(Thousands of dollars)	2013	2012	Change	Change due to currency translation	Change excluding currency translation	% change
Costs and expenses
PLP-USA	$38,622	$35,682	$2,940	$0	$2,940	8%
The Americas	16,803	18,758	(1,955)	(876)	(1,079)	(6)
EMEA	13,325	14,092	(767)	(327)	(440)	(3)
Asia-Pacific	31,003	31,784	(781)	(932)	151	0

Consolidated	$99,753	$100,316	$(563)	$(2,135)	$1,572	2%

PLP-USA costs and expenses increased $2.9 million primarily due to higher net foreign currency exchange losses of $2.6 million, a $.4 million increase in intercompany debt forgiveness, a decrease in intercompany income of $.3 million, and an increase in legal expenses of $.5 million partially offset by lower commissions of $.6 million, a decrease in travel of $.2 million and lower consulting expense of $.1 million. The foreign currency exchange losses were primarily related to translating foreign denominated loans, trade receivables and royalty receivables from our foreign subsidiaries at the December 2013 year-end exchange rates. International costs and expenses for the year ended December 31, 2013 were favorably affected by $2.1 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The

Americas costs and expenses decreased $1.1 million primarily due to a $1.1 million VAT refund and interest and inflation from an income tax refund at our Brazilian location, lower commissions of $.1 million and lower employee related costs in the region partially offset by higher net foreign currency exchange losses of $.3 million, higher intercompany related expenses of $.2 million and $.4 million due to higher costs related to geographic market expansion. EMEA costs and expenses decreased $.4 million primarily due to higher net foreign currency exchange gains of $.4 million, lower commission expense of $.1 million and intercompany debt forgiveness in the fourth quarter of 2012 of $1 million, partially offset by an increase in intercompany expenses of $.1 million and higher employee related costs and expenses. Asia-Pacific costs and expenses increased $.2 million primarily due to non-cash goodwill impairment charges of $.9 million related to two entities in the Asia-Pacific region coupled with higher commission expense of $.1 million, higher net foreign currency exchange losses of $.7 million, $1 million related to loan and intercompany interest forgiveness with our EMEA segment in 2012, a $.7 million reduction in the fair value of an acquisition earn-out consideration payment in 2012, partially offset by lower intercompany related expenses of $.2 million, a decrease in costs and expenses of $1.2 million due to the consolidation of our AES acquisition in 2012 into our Australian location and lower personnel related costs.

Other income (expense). Other income for the year ended December 31, 2013 of $.6 million decreased less than $.1 million compared to 2012 primarily due to lower other income of $.2 million partially offset by lower net interest expense of $.1 million.

Income taxes. Income taxes for the year ended December 31, 2013 and December 31, 2012 were $11.2 million and $15.5 million, respectively. The effective tax rate was 35.3% and 34.7% in 2013 and 2012, respectively. The 2013 effective tax rate is higher than the 2012 effective tax rate and the 35% U.S. federal statutory tax rate primarily due to the Company providing a valuation allowance against deferred tax assets primarily attributable to operating losses in certain foreign jurisdictions. The 2012 effective tax rate is lower than the 35% U.S. federal statutory tax rate primarily due to inclusion of earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

Net income. As a result of the preceding items, net income for the year ended December 31, 2013 was $20.6 million, compared to $29.3 million for the year ended December 31, 2012. Excluding the effect of currency translation, net income decreased $8.3 million as summarized in the following table:

	Year Ended December 31
(Thousands of dollars)	2013	2012	Change	Change due to currency translation	Change excluding currency translation	% change
Net income
PLP-USA	$10,875	$13,290	$(2,415)	$0	$(2,415)	(18)%
The Americas	5,896	6,763	(867)	(210)	(657)	(10)
EMEA	6,047	6,840	(793)	(440)	(353)	(5)
Asia-Pacific	(2,231)	2,393	(4,624)	206	(4,830)	NM

Consolidated	$20,587	$29,286	$(8,699)	$(444)	$(8,255)	(28)%

NM- Not Meaningful

PLP-USA net income decreased $2.4 million due to a $5.8 million decrease in operating income partially offset by lower income taxes of $3.3 million and an increase in other income of $.1 million. International net income for the year ended December 31, 2013 was unfavorably affected by $.4 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income decreased $.7 million as a result of a decrease in operating income. EMEA net income decreased $.4 million as a result of a $.9 million decrease in operating income partially offset by lower income taxes. Asia-Pacific net income decreased $4.8 million as a result of a $5.1 million decrease in operating income coupled with a decrease in other income of $.1 million partially offset by lower income taxes.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In 2014, we used cash of $17.7 million for capital expenditures. We ended 2014 with $29.6 million of cash and cash equivalents. We have adequate sources of liquidity including available borrowing capacity of $14.9 million and believe we have the ability to generate cash to meet existing or reasonably likely future cash requirements. Our cash and cash equivalents are held in various locations throughout the world. At December 31, 2014, the majority of our cash and cash equivalents are held outside the U.S. We expect accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Our financial position remains strong and our current ratio at December 31, 2014 and 2013 was 3.6 to 1. Total debt at December 31, 2014 was $33.7 million. At December 31, 2014, our unused availability under our line of credit was $14.9 million and our bank debt to equity percentage was 13.9%. On October 16, 2013, we decreased our borrowing capacity under our credit facility from $90 million to $50 million and on January 23, 2014, we extended the term to January 2017. All other terms, including the interest rate at LIBOR plus 1.125%, remain the same. The line of credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At December 31, 2014 and throughout the year, we were in compliance with these covenants.

We expect that our major source of funding for 2015 and beyond will be our operating cash flows, our existing cash and cash equivalents as well as our line of credit agreement. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions. We do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

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

Sources and Uses of Cash

Cash increased $5.4 million for the year ended December 31, 2014. Net cash provided by operating activities was $25.2 million. The major investing and financing uses of cash were capital expenditures of $17.7 million, the acquisition of Helix for $15 million, net of cash acquired, common share repurchases of $2.2 million and dividends of $4.4 million, offset by net borrowings of $19.6 million. Currency had a positive $.2 million impact on cash and cash equivalents when translating foreign denominated financial statements to U.S. dollars.

Net cash provided by operating activities increased $3.7 million compared to 2013 primarily as a result of an increase in cash generated by operating assets (net of operating liabilities) of $13.2 million partially offset by a decrease in net income of $7.7 million and a decrease in non-cash items of $1.8 million.

Net cash used in investing activities of $33.3 million for the year ended December 31, 2014 represents an increase of $9.2 million when compared to cash used in investing activities for the year ended December 31, 2013. The increase was primarily related to the business acquisition of Helix for $15 million, net of cash acquired, in January 2014, and a decrease in proceeds in property disposals of $.4 million. This additional net cash outlay was reduced by a decline in capital expenditures of $3.4 million for 2014 when compared to the 2013 along with a decrease in 2014 of $2.8 million of fixed term deposits. The decrease in capital expenditures was due mostly to the $10 million related to the expansion of our worldwide corporate headquarters in 2013 and lower capital expenditures at our worldwide locations in 2014 partially offset by the purchase of the land and building at Helix from the prior owner for $2.8 million and plant expansion of $4.8 million at our PLP-USA segment.

Cash generated by financing activities for the year ended December 31, 2014 was $13.2 million compared to a use of $3.2 million in 2013. The $16.4 million increase was primarily a result of an increase in debt borrowings in 2014 compared to 2013 of $14.9 million and a net reduction in cash used in capital stock transactions of $3.3 million partially offset by an increase of dividends paid of $2.1 million. The increase in borrowings was used primarily to finance the acquisition of Helix. The increase in dividends paid in 2014 compared to 2013 resulted from our decision in December 2012 to advance our first and second quarter 2013 expected dividend payments (which would have been payable in January and April 2013) due to the uncertainty of the U.S. tax laws.

We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and capital leases primarily for equipment. One such lease is for our aircraft with a lease commitment through December 2015. Under the terms of the lease, we maintain the risk to make up a deficiency from market value attributable to damage, extraordinary wear and tear, excess air hours or exceeding maintenance overhaul schedules required by the Federal Aviation Administration. At the present time, we believe our risks, if any, to be small because the estimated market value of the aircraft approximates its residual value.

Contractual obligations and other commercial commitments are summarized in the following tables:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(Thousands of dollars)
Notes payable to bank (A)	$1,809	$1,809	$0	$0	$0
Long-term debt (B)	31,865	116	31,704	45	0
Capital leases	173	83	76	14	0
Operating leases	18,947	2,477	2,754	2,371	11,345
Purchase commitments	4,064	4,064	0	0	0
Pension contribution and other retirement plans (C)	0	0	0	0	0
Income taxes payable, non-current (D)	0	0	0	0	0

	Amount of Commitment Expiration by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(Thousands of dollars)
Letters of credit	$5,482	$1,884	$1,877	$1,721	$0
Guarantees	2,412	2,397	15	0	0

(A)	Interest on short-term debt is included in the table at an interest rate of 3.69% in effect at December 31, 2014.
(B)	Interest on long-term debt is included in the table at interest rates from 1.29% to 5.59% based on the variable interest rates in effect at December 31, 2014.

(C)	The Company does not expect to make a contribution to the Company’s defined benefit pension plan in 2015. Future expected amounts beyond one year have not been disclosed as such amounts are subject to change based on performance of the assets in the plan as well as the discount rate used to determine the obligation. At December 31, 2014, our unfunded contractual obligation was $12.5 million. Our Supplemental Profit Sharing Plan accrued liability at December 31, 2014 was $3.5 million.
(D)	As of December 31, 2014, there were $1.7 million of tax liabilities, including interest and penalties, related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, we are unable to estimate the years in which cash settlement may occur with the respective tax authorities.

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

Revenue Recognition

Our revenue recognition policy is in accordance with FASB ASC 605, Revenue Recognition. We recognize sales when title passes to the customer either when goods are shipped or when they are delivered and based on the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectability is reasonably assured. Revenue related to shipping and handling costs billed-to customers are included in net sales and the related shipping and handling costs are included in cost of products sold.

Receivable Allowances

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2014, we recorded a provision for doubtful accounts of $.8 million. The allowance for doubtful accounts represents approximately 2.8% of our trade receivables balance at December 31, 2014 and 3% of our trade receivables balance at December 31, 2013.

Excess and Obsolescence Reserves

We provide excess and obsolescence reserves to state inventories at the lower of cost or estimated market value. We identify inventory items which have had no usage or are in excess of the usages over the historical 12 to 24 months. A management team with representatives from marketing, manufacturing, engineering and finance reviews these inventory items, determines the disposition of the inventory and assesses the estimated market value based on their knowledge of the product and market conditions. These conditions include, among other things, future demand for product, product utility, unique customer order patterns or unique raw material purchase patterns, changes in customer and quality issues. At December 31, 2014 the allowance for excess and obsolete inventory was 9.3% of gross inventory and at December 31, 2013, the allowance for excess and obsolete inventory was 8.5% of gross inventory. If the impact of market conditions deteriorates from those projected by management, additional inventory reserves may be necessary.

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

Our measurement date for our annual impairment test is October 1 of each year. We performed our annual impairment tests for goodwill as of October 1, 2014. We did not have any impairment for goodwill or other intangibles for the year ended December 31, 2014. We recorded impairment for goodwill for the year ended December 31, 2013 of $.9 million. See Note J for additional information.

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

Under FASB ASC 740 (formerly FIN 48), tax benefits from uncertain tax positions that reduce our current or future income tax liability, are reported in our financial statements only to the extent that each benefit is recognized and measured under a two-step approach. The first step requires us to assess whether each tax position based on its technical merits and facts and circumstances as of the reporting date, is more-likely-than-not to be sustained upon examination. The second step measures the amount of tax benefit that we recognize in the financial statements based on a cumulative probability approach. A tax position that meets the more-likely-than-not threshold that is not highly certain is measured based on the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming that the tax authority has examined the position and has full knowledge of all relevant information.

ASC 740 requires subjectivity to identify outcomes and to assign probability in order to estimate the settlement amount. We provide estimates in order to determine settlement amounts. During the year ended December 31, 2014, we recorded an additional liability of $.2 million for uncertain tax positions. At December 31, 2014, the total reserve for uncertain tax positions is $.8 million.

Pensions

We record obligations and expenses related to pension benefit plans based on actuarial valuations, which include key assumptions on discount rates, expected returns on plan assets and compensation increases. These actuarial assumptions are reviewed annually and modified as appropriate. The effect of modifications is generally recorded or amortized over future periods. The discount rate of 4.0% at December 31, 2014 reflects an analysis of yield curves as of the end of the year and the schedule of expected cash needs of the plan. The expected long-term return on plan assets of 8.0% reflects the plan’s historical returns and represents our best estimate of the likely future returns on the plan’s asset mix. We believe the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries. However, an increase in the discount rate would decrease the plan obligations and the net periodic benefit cost, while a decrease in the discount rate would increase the plan obligations and the net periodic benefit cost. In addition, an increase in the expected long-term return on plan assets would decrease the net periodic pension cost, while a decrease in expected long-term return on plan assets would increase the net periodic pension cost.

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

In November 2014, the FASB issued ASU 2014-17 “Business Combinations (Topic 805): Pushdown Accounting.” ASU 2014-17 provides specific guidance regarding pushdown accounting for all entities including the ability of an acquired entity to elect to apply pushdown accounting in its separate financial statements upon a change in control event. We adopted ASU 2014-17 prospectively effective November 18, 2014. The adoption of ASU 2014-17 had no impact to the presentation of our consolidated financial statements for the year ended December 31, 2014.

NEW ACCOUNTING STANDARDS TO BE ADOPTED

Changes to GAAP are established by the FASB in the form of ASU’s to the FASB’s ASC.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” or ASU 2014-08. ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. We are required to adopt ASU 2014-08 prospectively for all disposals or components of our business classified as held for sale during the fiscal period beginning after December 15, 2014 and are currently evaluating what impact, if any, its adoption will have to the presentation of our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. ASU 2014-09 requires an entity to recognize revenue in a matter that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with cumulative effect of initially applying the update recognized at the date of initial application. The amendment is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating what impact, if any, its adoption will have to our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. We are required to adopt ASU 2014-15 prospectively for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating what impact, if any, its adoption will have to the presentation of our consolidated financial statements.

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

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on net fair values of $6.9 million and on income before tax of $4.2 million.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $33.7 million at December 31, 2014. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.2 million for the year ended December 31, 2014.

Included in our accounting for defined benefit pension plan are assumptions on future discount rates and the expected return on Plan assets. The Company considers current market conditions, including changes in interest rates and plan asset investment returns. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions or higher or lower withdrawal rates. These differences may result in a significant impact to the amount of net pension expense or income recorded in the future.

A discount rate is used to determine the present value of future payments. In general, our liability increases as the discount rate decreases and decreases as the discount rate increases. The discount rate used to determine our future benefit obligation was 4.0% and 5.0% at December 31, 2014 and 2013, respectively. The discount rate is a significant factor in determining the amounts reported. A 50 basis point change in the discount rate of 4.0% used at December 31, 2014 would have a $2.5 million effect on the Plan’s projected benefit obligation.

The Company developed the expected return on plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns. The Company assumed an expected rate of return of 8.0% in both 2014 and 2013. A 50 basis point change in the expected rate of return would have a $.1 million effect on the Plan’s subsequent year’s net periodic pension cost.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Preformed Line Products Company

We have audited the accompanying consolidated balance sheets of Preformed Line Products Company as of December 31, 2014 and 2013, and the related statements of consolidated income, comprehensive income (loss), cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Preformed Line Products Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Preformed Line Products Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 12, 2015

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	2014	2013
	(Thousands of dollars, except share and per share data)
ASSETS
Cash and cash equivalents	$29,643	$24,291
Accounts receivable, less allowances of $2,370 ($2,136 in 2013)	67,942	67,587
Inventories - net	80,037	73,835
Deferred income taxes	7,249	7,022
Prepaids	6,926	6,112
Prepaid taxes	2,241	3,733
Other current assets	6,625	3,154

TOTAL CURRENT ASSETS	200,663	185,734
Property, plant and equipment - net	102,531	100,461
Patents and other intangibles - net	14,121	11,787
Goodwill	17,792	13,873
Deferred income taxes	5,773	3,416
Other assets	13,087	17,135

TOTAL ASSETS	$353,967	$332,406

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$1,809	$1,105
Current portion of long-term debt	116	195
Trade accounts payable	22,332	21,750
Accrued compensation and amounts withheld from employees	9,876	10,787
Accrued expenses and other liabilities	13,021	11,118
Accrued profit-sharing and other benefits	5,151	5,086
Dividends payable	1,220	1,098
Income taxes payable and deferred income taxes	1,802	1,076

TOTAL CURRENT LIABILITIES	55,327	52,215
Long-term debt, less current portion	31,749	13,054
Unfunded pension obligation	12,503	5,027
Income taxes payable	1,735	1,556
Deferred income taxes	3,283	3,621
Other noncurrent liabilities	6,445	4,603
SHAREHOLDERS’ EQUITY
PLPC Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,397,138 and 5,391,074 issued and outstanding, net of 819,424 and 779,279 treasury shares at par, respectively, at December 31, 2014 and December 31, 2013	10,794	10,782
Common shares issued to rabbi trust, 292,609 and 253,156 shares at December 31, 2014 and December 31, 2013	(11,790)	(9,306)
Deferred compensation liability	11,790	9,306
Paid-in capital	22,795	21,082
Retained earnings	244,470	238,168
Accumulated other comprehensive loss	(35,134)	(17,702)

TOTAL SHAREHOLDERS’ EQUITY	242,925	252,330

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$353,967	$332,406

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31
	2014	2013	2012
	(In thousands, except per share data)
Net sales	$388,185	$409,776	$439,192
Cost of products sold	267,237	278,875	294,754

GROSS PROFIT	120,948	130,901	144,438
Costs and expenses
Selling	35,655	35,704	37,093
General and administrative	42,563	44,557	46,222
Research and engineering	16,302	14,708	15,447
Other operating expenses - net	5,190	3,922	1,554
Goodwill impairment	0	862	0

	99,710	99,753	100,316
OPERATING INCOME	21,238	31,148	44,122
Other income (expense)
Interest income	483	618	648
Interest expense	(658)	(450)	(597)
Other income	347	478	654

	172	646	705

INCOME BEFORE INCOME TAXES	21,410	31,794	44,827
Income taxes	8,549	11,207	15,541

NET INCOME	$12,861	$20,587	$29,286

BASIC EARNINGS PER SHARE
Net income	$2.39	$3.84	$5.50

DILUTED EARNINGS PER SHARE
Net income	$2.39	$3.77	$5.45

Cash dividends declared per share	$0.80	$0.60	$1.00

Weighted-average number of shares outstanding - basic	5,377	5,361	5,324

Weighted-average number of shares outstanding - diluted	5,382	5,467	5,371

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2014	2013	2012
	(Thousands of dollars)
Net income	$12,861	$20,587	$29,286
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(12,330)	(8,457)	1,680
Recognized net actuarial loss	10	306	466
Gain (loss) on unfunded pension obligations	(5,112)	4,113	(2,670)
Gain on pension curtailment	0	0	3,899

Other comprehensive income (loss), net of tax	(17,432)	(4,038)	3,375

Less: Other comprehensive income, net of tax attributable to noncontrolling interest	0	0	19

Comprehensive income (loss)	$(4,571)	$16,549	$32,680

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31
	2014	2013	2012
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$12,861	$20,587	$29,286

Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12,857	12,088	11,564
Provision for accounts receivable allowances	1,211	837	1,416
Provision for inventory reserves	2,244	2,672	1,981
Deferred income taxes	(1,697)	(1,105)	(2,927)
Share-based compensation expense	1,542	3,057	3,080
Excess tax benefits from share-based awards	(97)	(357)	(197)
Goodwill impairment	0	862	0
Loss (gain) on sale of property and equipment	115	(57)	(141)
Other - net	26	11	1
Changes in operating assets and liabilities (excluding impact of acquired assets):
Accounts receivable	(2,435)	(10,273)	5,047
Inventories	(5,704)	3,040	1,290
Trade accounts payables and accrued liabilities	6,716	(3,906)	(3,196)
Income taxes payable	(882)	(4,670)	3,381
Other - net	(1,501)	(1,247)	(200)

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,256	21,539	50,385

INVESTING ACTIVITIES
Capital expenditures	(17,663)	(21,034)	(21,043)
Business acquisitions, net of cash acquired	(14,975)	0	(5,173)
Proceeds from the sale of property and equipment	142	532	1,965
Restricted cash and purchase of fixed-term deposits	(797)	(3,642)	0

NET CASH USED IN INVESTING ACTIVITIES	(33,293)	(24,144)	(24,251)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	941	922	(1,734)
Proceeds from the issuance of long-term debt	75,774	73,638	70,058
Payments of long-term debt	(57,123)	(69,884)	(89,060)
Dividends paid	(4,412)	(2,305)	(6,492)
Excess tax benefits from share-based awards	97	357	197
Earn-out consideration payments	0	(513)	(1,148)
Proceeds from issuance of common shares	166	1,519	549
Purchase of common shares for treasury	(104)	(2,881)	(333)
Purchase of common shares for treasury from related parties	(2,130)	(4,030)	(2,457)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,209	(3,177)	(30,420)

Effects of exchange rate changes on cash and cash equivalents	180	1,953	280

Net increase (decrease) in cash and cash equivalents	5,352	(3,829)	(4,006)
Cash and cash equivalents at beginning of year	24,291	28,120	32,126

CASH AND CASH EQUIVALENTS AT END OF YEAR	$29,643	$24,291	$28,120

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total
	(In thousands, except share and per share data)
Balance at January 1, 2012	$10,667	$(3,812)	$3,812	$12,718	$206,512	$(9,020)	$(8,019)	$212,858

Net income					29,286			29,286
Acquisition of noncontrolling interest					19			19
Foreign currency translation adjustment						1,680		1,680
Recognized net actuarial loss, net of tax provision of $284							466	466
Loss on unfunded pension obligations, net of tax benefit of $1,627							(2,670)	(2,670)
Gain on pension curtailment, net of tax provision of $2,376							3,899	3,899

Total comprehensive income								32,680
Share-based compensation				3,080	(189)			2,891
Excess tax benefits from share-based awards				197				197
Purchase of 50,334 common shares	(101)				(2,689)			(2,790)
Issuance of 20,365 common shares	41			509				550
Restricted shares awards of 74,276	149			(149)				0
Common shares issued to rabbi trust of 74,996		(2,710)	2,710					0
Cash dividends declared - $1.00 per share					(5,317)			(5,317)

Balance at December 31, 2012	$10,756	$(6,522)	$6,522	$16,355	$227,622	$(7,340)	$(6,324)	$241,069

Net income					20,587			20,587
Foreign currency translation adjustment						(8,457)		(8,457)
Recognized net actuarial loss, net of tax provision of $187							306	306
Gain on unfunded pension obligations, net of tax provision of $2,506							4,113	4,113

Total comprehensive income								16,549
Share-based compensation				3,057	(100)			2,957
Excess tax benefits from share-based awards				357				357
Purchase of 89,807 common shares	(180)				(6,731)			(6,911)
Issuance of 34,575 common shares	69			1,450				1,519
Restricted shares awards of 68,369	137			(137)				0
Common shares issued to rabbi trust of 69,120		(2,784)	2,784					0
Cash dividends declared - $.60 per share					(3,210)			(3,210)

Balance at December 31, 2013	$10,782	$(9,306)	$9,306	$21,082	$238,168	$(15,797)	$(1,905)	$252,330

Net income					12,861			12,861
Foreign currency translation adjustment						(12,330)		(12,330)
Recognized net actuarial loss, net of tax provision of $6							10	10
Loss on unfunded pension obligations, net of tax benefit of $3,115							(5,112)	(5,112)

Total comprehensive income								(4,571)
Share-based compensation				1,542	(107)			1,435
Excess tax benefits from share-based awards				97				97
Purchase of 40,145 common shares	(80)				(2,154)			(2,234)
Issuance of 3,531 common shares	7			159				166
Restricted shares awards of 42,678	85			(85)				0
Common shares issued to rabbi trust of 43,592		(2,484)	2,484					0
Cash dividends declared - $.80 per share					(4,298)			(4,405)

Balance at December 31, 2014	$10,794	$(11,790)	$11,790	$22,795	$244,470	$(28,127)	$(7,007)	$242,925

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands of dollars, except share and per share data, unless specifically noted)

Note A - Significant Accounting Policies

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

Investments in Foreign Joint Ventures

Investments in joint ventures, where the Company owns between 20% and 50%, or where the Company does not have control but has the ability to exercise significant influence over operations or financial policies, are accounted for by the equity method. As of December 31, 2014, the Company owned 25.93% in Proxisafe Ltd. (“Proxisafe”), located in Calgary, Alberta. The Company accounts for its joint venture interest in Proxisafe accounts using the equity method.

Cash and Cash Equivalents

Cash equivalents are stated at fair value and consist of highly liquid investments with original maturities of three months or less at the time of acquisition.

Receivable Allowances

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances for uncollectible accounts receivable is based upon the number of days the accounts are past due, the current business environment and specific information such as bankruptcy or liquidity issues of customers. The Company also maintains an allowance for future sales credits related to sales recorded during the year. The estimated allowance is based on historical sales credits issued in the subsequent year related to the prior year and any significant, preapproved open return good authorizations as of the balance sheet date.

Inventories

The Company uses the last-in, first-out (LIFO) method of determining cost for the majority of its material portion of inventories in PLP-USA. All other inventories are determined by the first-in, first-out (FIFO) or average cost methods. Inventories are carried at the lower of cost or market. Reserves are maintained for estimated obsolescence or excess inventory based on past usage and future demand.

Fair Value of Financial Instruments

Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 825, Disclosures about Fair Value of Financial Instruments, requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments. At December 31, 2014, the fair value of the Company’s long-term debt was estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, which is considered to be a level two input. Based on the analysis performed, the carrying value of the Company’s long-term debt approximates fair value at December 31, 2014.

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

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying value of the assets might be impaired and the discounted future cash flows estimated to be generated by such assets are less than the carrying value. The Company’s cash flows are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is then reduced to fair value. The estimates of fair value represent the Company’s best estimate based on industry trends and reference to market rates and transactions. The Company did not record any impairment to long-lived assets during the years ended December 31, 2014 and 2013.

Goodwill and Other Intangibles

Goodwill and other intangible assets generally result from business acquisitions. Goodwill and intangible assets with indefinite lives are not subject to amortization, but are subject to annual impairment testing. Intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, technology, customer backlogs, trademarks and land use rights, are generally amortized over periods from less than one year to twenty years. The Company’s intangible assets with finite lives are generally amortized using a projected cash flow basis method over their useful lives unless another method was demonstrated to be more appropriate. Customer relationships, technology and trademark intangibles acquired in 2014 and 2012 are amortized using a projected cash flow basis method over the period in which the economic benefits of the intangibles are consumed. Customer relationships, technology and trademarks acquired in July 2010 are being amortized using the straight-line method over their useful lives. This straight-line method was more appropriate because it better reflected the pattern in which the economic benefits of the intangible asset are consumed or otherwise expire compared to using a projected cash flow basis method. An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis and when events and circumstances warrant an evaluation. The Company assesses intangible assets with a determinable life for impairment consistent with its policy for assessing other long-lived assets. Goodwill and intangible assets are also reviewed for impairment annually or more frequently when changes in circumstances indicate the carrying amount may be impaired, or in the case of finite-lived intangible assets, when the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses or a significant change in the use of an asset. Impairment charges are recognized pursuant to FASB ASC 350-20, Goodwill.

The Company performs the annual impairment test for goodwill utilizing a combination of discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. The Company compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly changed. However, the Company believes that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.

The Company performed its annual impairment test for goodwill as of October 1, 2014 and 2013 and determined that no adjustment to the carrying value was required for the year ended December 31, 2014. The Company recorded impairment for goodwill during the year ended December 31, 2013 of $.9 million. See Note J for additional information.

Revenue Recognition

Sales are recognized when title passes to the customer either when goods are shipped or when they are delivered and based on the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectability is reasonably assured. Revenue related to shipping and handling costs billed to customers is included in net sales and the related shipping and handling costs are included in cost of products sold.

Research and Development

Research and development costs for new products are expensed as incurred and totaled $2.7 million in 2014, $2.3 million in 2013 and $2.1 million in 2012.

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

Net deferred tax assets are recognized to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

Uncertain tax positions are recorded in accordance with ASC 740 on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Advertising

Advertising costs are expensed as incurred and totaled $2 million in both 2014 and 2013 and $1.8 million in 2012.

Foreign Currency Translation

Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the Consolidated Balance Sheet. The translation adjustments are recorded in Accumulated other comprehensive income (loss). Revenues and expenses are translated at weighted average exchange rates in effect during the period. Transaction gains and losses arising from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income and expense as incurred. Aggregate transaction gains and losses for the year ended December 31, 2014, 2013 and 2012 were $2.9 million loss, $3.8 million loss and a less than $.1 million loss, respectively. Upon sale or substantially complete liquidation of an investment in a foreign entity, the cumulative translation adjustment for that entity is reclassified from Accumulated other comprehensive income (loss) to earnings.

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

Recently Adopted Accounting Pronouncements

In March 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 clarifies the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP by emphasizing that the accounting for the release of the cumulative translation adjustment into net income for sales or transfers of a controlling financial interest within a foreign entity is the same irrespective of whether the sale or transfer is of a subsidiary or a group of assets that is a nonprofit activity or business. When a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company adopted the guidance in the first quarter of 2014 and it did not have an effect on the Company’s results of operations, financial condition or cash flow.

In November 2014, the FASB issued ASU 2014-17 “Business Combinations (Topic 805): Pushdown Accounting.” ASU 2014-17 provides specific guidance regarding pushdown accounting for all entities including the ability of an acquired entity to elect to apply pushdown accounting in its separate financial statements upon a change in control event. The Company adopted ASU 2014-17 prospectively effective November 18, 2014. The adoption of ASU 2014-17 had no impact to the presentation of the Company’s consolidated financial statements for the year ended December 31, 2014.

New Accounting Standards To Be Adopted

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” or ASU 2014-08. ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. The Company is required to adopt ASU 2014-08 prospectively for all disposals or components of the business classified as held for sale during the fiscal period beginning after December 15, 2014 and is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. ASU 2014-09 requires an entity to recognize revenue in a matter that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with cumulative effect of initially applying the update recognized at the date of initial application. The amendment is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating what impact, if any, its adoption will have to the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The Company is required to adopt ASU 2014-15 prospectively for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

Note B - Other Financial Statement Information

Inventories – net

	December 31
	2014	2013
Finished products	$41,634	$37,301
Work-in-process	7,964	7,779
Raw materials	40,423	40,251

	90,021	85,331
Excess of current cost over LIFO cost	(4,471)	(4,146)
Noncurrent portion of inventory	(5,513)	(7,350)

	$80,037	$73,835

Costs for inventories of certain material are determined using the LIFO method and totaled approximately $27 million and $25.1 million at December 31, 2014 and 2013, respectively.

Property and equipment – net

Major classes of property, plant and equipment are as follows:

	December 31
	2014	2013
Land and improvements	$14,173	$12,141
Buildings and improvements	75,587	69,963
Machinery and equipment	144,213	141,940
Construction in progress	3,382	7,185

	237,355	231,229
Less accumulated depreciation	134,824	130,768

	$102,531	$100,461

Depreciation of property and equipment was $11.3 million in 2014, $10.6 million in 2013 and $10 million in 2012. Machinery and equipment includes $.3 million and $.4 million of capital leases at December 31, 2014 and 2013, respectively.

Legal proceedings

From time to time, the Company may be subject to litigation incidental to its business. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.

Note C - Pension Plans

PLP-USA hourly employees of the Company who meet specific requirements as to age and length and date of service are covered by a defined benefit pension plan (“Plan”). On December 12, 2012, the Company approved a freeze on further benefit accruals under the Plan and notified the participants of the freeze on December 19, 2012. Beginning February 1, 2013, participants ceased earning additional benefits under the Plan and no new participants entered the Plan. The Plan freeze required an evaluation of the Plan’s assets and obligations as of December 31, 2012, which resulted in a non-cash curtailment gain of $6.3 million, which was recognized in Other comprehensive income (loss) during the fourth quarter 2012. The measurement of the Plan’s assets and obligations also resulted in a reduction in the Company’s pension liability of $6.3 million. The evaluation did not have an effect on net periodic pension expense for the year ended December 31, 2012. The Company uses a December 31 measurement date for its Plan.

Net periodic pension cost for the Plan consists of the following components for the year ended December 31:

	2014	2013	2012
Service cost	$118	$222	$1,300
Interest cost	1,362	1,251	1,411
Expected return on plan assets	(1,792)	(1,436)	(1,186)
Recognized net actuarial loss	16	493	750

Net periodic pension cost (income)	$(296)	$530	$2,275

The following tables set forth benefit obligations, plan assets and the accrued benefit cost of the Plan at December 31:

	2014	2013
Projected benefit obligation at beginning of the year	$27,525	$31,590
Service cost	118	222
Interest cost	1,362	1,251
Actuarial (gain) loss	7,991	(4,901)
Benefits paid	(803)	(637)

Projected benefit obligation at end of year	$36,193	$27,525

Fair value of plan assets at beginning of the year	$22,499	$18,406
Actual return on plan assets	1,555	3,154
Employer contributions	439	1,576
Benefits paid	(803)	(637)

Fair value of plan assets at end of the year	$23,690	$22,499

Unfunded pension obligation	$12,503	$5,026

In accordance with ASC 715-20, the Company recognizes the underfunded status of the Plan as a liability. The amount recognized in Accumulated other comprehensive loss related to the Plan at December 31 is comprised of the following:

	2014	2013
Balance at January 1	$(1,886)	$(6,305)

Reclassification adjustments:
Pretax amortized net actuarial loss	16	493
Tax provision	(6)	(187)

	10	306

Adjustment to recognize gain (loss) on unfunded pension obligations:
Pretax gain (loss)	(8,227)	6,619
Tax (benefit) provision	3,115	(2,506)

	(5,112)	4,113

Balance at December 31	$(6,988)	$(1,886)

The pretax unfunded pension obligation loss of $8.2 million included an increased cost of $5.1 million resulting from a 1% decline in the discount rate used to calculate the estimated future benefit costs along with an additional loss of $2.9 million associated with the industry updates to the mortality table used. The estimated net loss for the Plan that will be amortized from Accumulated other comprehensive income into periodic benefit cost for 2015 is $.6 million. There is no prior service cost to be amortized in the future.

The Plan had accumulated benefit obligations in excess of Plan assets as follows:

	2014	2013
Accumulated benefit obligation	$36,193	$27,525
Fair market value of assets	23,690	22,499

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2014	2013
Discount rate	4.00%	5.00%
Rate of compensation increase	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	2014	2013	2012
Discount rate	5.00%	4.00%	4.50%
Rate of compensation increase	n/a	n/a	2.50
Expected long-term return on plan assets	8.00	8.00	8.00

The net periodic pension cost for 2014 was based on a long-term asset rate of return of 8.0%. This rate is based upon management’s estimate of future long-term rates of return on similar assets and is consistent with historical returns on such assets. Using the Plan’s current mix of assets and based on the average historical returns and expected future returns for such mix, an expected long-term rate-of-return of 8.0% is justified.

At December 31, 2014, the fair value of the Plan assets included inputs in Level 1: Quoted market prices in active markets for identical assets or liabilities and Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data. The fair value of the Plan assets as of December 31, 2014 and 2013, by category, are as follows:

	At December 31, 2014
	Total Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$410	$410	$0	$0
Equity Securities	8,231	8,231	0	0
U.S. Treasury Bonds	4,834	4,834	0	0
Mutual Funds - Equity	6,474	6,474	0	0
Corporate Bonds	3,741	0	3,741	0

Total	$23,690	$19,949	$3,741	$0

	At December 31, 2013
	Total Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$1,127	$1,127	$0	$0
Equity Securities	7,455	7,455	0	0
U.S. Treasury Bonds	4,161	4,161	0	0
Mutual Funds - Equity	6,776	6,776	0	0
Corporate Bonds	2,950	0	2,950	0
Mortgage-Backed Securities	30	0	30	0

Total	$22,499	$19,519	$2,980	$0

The Plan weighted-average asset allocations at December 31, 2014 and 2013, by asset category, are as follows:

	Plan assets at December 31
	2014	2013
Asset category
Equity securities	62%	63%
Debt securities	36	32
Cash and equivalents	2	5

	100%	100%

Management seeks to maximize the long-term total return of financial assets consistent with the fiduciary standards of ERISA. The ability to achieve these returns is dependent upon the need to accept moderate risk to achieve long-term capital appreciation.

In recognition of the expected returns and volatility from financial assets, Plan assets are invested in the following ranges with the target allocation noted:

	Range	Target
Equities	30-80%	60%
Fixed Income	20-70%	40%
Cash Equivalents	0-10%

Investment in these markets is projected to provide performance consistent with expected long-term returns with appropriate diversification.

The Company’s policy is to fund amounts deductible for federal income tax purposes. The Company does not expect to contribute to the Plan in 2015.

The benefits expected to be paid out of the Plan assets in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years are as follows:

Year	Pension Benefits
2015	$767,571
2016	849,366
2017	927,494
2018	1,004,453
2019	1,098,536
2020-2024	7,133,715

The Company also provides retirement benefits through various defined contribution plans including PLP-USA’s Profit Sharing Plan. Expense for these defined contribution plans was $6.1 million in 2014, $5.6 million in 2013 and $5.7 million in 2012.

Further, the Company also provides retirement benefits through the Supplemental Profit Sharing Plan. To the extent an employee’s award under PLP-USA’s Profit Sharing Plan exceeds the maximum allowable contribution permitted under existing tax laws, the excess is accrued for (but not funded) under a non-qualified Supplemental Profit Sharing Plan. The return under this Supplemental Profit Sharing Plan is calculated at a weighted average of the one-year Treasury Bill rate plus 1%. At December 31, 2014 and 2013, the interest rate for the Supplemental Profit Sharing Plan was 1.12% and 1.15%, respectively. Expense for the Supplemental Profit Sharing Plan was $.5 million for 2014, $.3 million for 2013 and $.4 million and 2012. The Supplemental Profit Sharing Plan unfunded status as of December 31, 2014 and 2013 was $3.5 million and $3 million and is included in Other noncurrent liabilities.

Note D – Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total
Balance at January 1	$(1,905)	$(15,797)	$(17,702)	$(6,324)	$(7,340)	$(13,664)
Other comprehensive income before reclassifications:
Loss on foreign currency translation adjustment	0	(12,330)	(12,330)	0	(8,457)	(8,457)
Gain (loss) on unfunded pension obligations	(5,112)	0	(5,112)	4,113	0	4,113

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	10	0	10	306	0	306

Net current period other comprehensive income (loss)	(5,102)	(12,330)	(17,432)	4,419	(8,457)	(4,038)

Balance at December 31	$(7,007)	$(28,127)	$(35,134)	$(1,905)	$(15,797)	$(17,702)

(a)	This AOCI component is included in the computation of net periodic pension costs as noted in Note C – Pension Plans.

Note E - Debt and Credit Arrangements

	December 31
	2014	2013
Short-term debt
Secured notes
Brazilian Real denominated (R$4,805k) at 3.38% to 3.69% (3.25% to 3.6% in 2013), due 2015	$1,809	$1,105
Current portion of long-term debt	116	195

Total short-term debt	1,925	1,300

Long-term debt
USD denominated at 1.29%, due 2017	31,451	12,604
Australian dollar denominated term loans (A$1,065), at 5.59% (6.0% in 2013), due 2018, secured by land and building	414	570
Brazilian Real denominated term loan (R$918k) at 4.5% to 8.12% secured by capital equipment	0	75

Total long-term debt	31,865	13,249
Less current portion	(116)	(195)

Total long-term debt, less current portion	31,749	13,054

Total debt	$33,674	$14,354

The PLP-USA line of credit makes $50 million available to the Company at an interest rate of LIBOR plus 1.125% with a term expiring January 2017. At December 31, 2014, the interest rate on the line of credit agreement was 1.29%. There was $14.9 million available at December 31, 2014 under the line of credit net of long-term outstanding letter of credits. On January 23, 2014, the Company extended the term to January 2017. The line of credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At December 31, 2014, the Company was in compliance with these covenants.

Aggregate maturities of long-term debt during the next five years are as follows: $.1 million for 2015, $.1 million for 2016, $31.6 million for 2017, less than $.1 million for 2018, and $0 thereafter.

Interest paid was $.6 million in 2014, $.4 million in 2013 and $.9 million in 2012.

Guarantees and Letters of Credit

The Company has provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current year through the completion of such transactions. The guarantees would typically be triggered in the event of nonperformance. As of December 31, 2014, the Company had total outstanding guarantees of $2.4 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of December 31, 2014, the Company had total outstanding letters of credit of $5.5 million.

Note F - Leases

The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment, office equipment and computer equipment. Rental expense was $3.8 million in both 2014 and 2013, and $3.7 million in 2012. Future minimum rental commitments having non-cancelable terms exceeding one year are $2.5 million in 2015, $1.5 million in 2016, $1.3 million in 2017, $1.2 million in 2018, $1.2 million in 2019, and an aggregate $11.3 million thereafter. One such lease is for the Company’s aircraft with a lease commitment through December 2015. Under the terms of the lease, the Company maintains the risk to make up a deficiency from market value attributable to damage, extraordinary wear and tear, excess air hours or exceeding maintenance overhaul schedules required by the Federal Aviation Administration. At the present time, the Company does not believe it has incurred any obligation for any contingent rent under the lease.

The Company has commitments under capital leases for equipment and vehicles. Amounts recognized as capital lease obligations are reported in Accrued expense and other liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. Future minimum rental commitments for capital leases are approximately $.1 million in 2015 and less than $.1 million in 2016, 2017 and 2018, and $0 in 2019. The imputed interest for the capital leases is less than $.1 million. Leased property and equipment under capital leases are amortized using the straight-line method over the term of the lease. Routine maintenance, repairs and replacements are expensed as incurred.

Note G - Income Taxes

Income before income taxes was derived from the following sources:

	2014	2013	2012
United States	$11,810	$16,388	$21,754
Foreign	9,600	15,406	23,073

	$21,410	$31,794	$44,827

The components of income taxes for the year ended December 31 are as follows:

	2014	2013	2012
Current
Federal	$4,718	$6,308	$9,663
Foreign	5,081	5,018	7,885
State and local	447	986	920

	10,246	12,312	18,468

Deferred
Federal	(425)	(1,081)	(1,443)
Foreign	(1,110)	157	(1,310)
State and local	(162)	(181)	(174)

	(1,697)	(1,105)	(2,927)

Income taxes	$8,549	$11,207	$15,541

The differences between the provision for income taxes at the U.S. federal statutory rate and the tax shown in the Statements of Consolidated Income for the year ended December 31 are summarized as follows:

	2014	2013	2012
U. S. federal statutory tax rate	35%	35%	35%

Federal tax at statutory rate	$7,494	$11,128	$15,689
State and local taxes, net of federal benefit	290	583	485
U.S. federal permanent items	208	124	332
Domestic production activities deduction	(536)	(372)	(669)
Foreign earnings and related tax credits	700	701	1,377
Non-U.S. tax rate variances	(1,313)	(1,467)	(1,175)
Unrecognized tax benefits	186	(770)	310
Valuation allowance	1,925	1,091	(337)
Tax credits	(184)	(453)	(85)
Other, net	(221)	642	(386)

	$8,549	$11,207	$15,541

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying value for financial statement purposes. The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2014	2013
Deferred tax assets:
Accrued compensation and benefits	$1,358	$1,463
Inventory valuation reserves	2,849	2,581
Benefit plan reserves	11,331	7,773
Net operating loss carryforwards	2,751	1,244
Tax credit carryforwards	745	0
Other accrued expenses	2,542	2,926
Unrealized foreign exchange	1,805	743

Gross deferred tax assets	23,381	16,730
Valuation allowance	(3,614)	(1,420)

Net deferred tax assets	19,767	15,310

Deferred tax liabilities:
Depreciation and other basis differences	(5,814)	(5,533)
Intangibles	(3,706)	(2,828)
Undistributed foreign earnings	(444)	(61)
Other	(65)	(71)

Deferred tax liabilities	(10,029)	(8,493)

Net deferred tax assets	$9,738	$6,817

	2014	2013
Change in net deferred tax assets:
Deferred income tax benefit	$1,697	$1,105
Items of other comprehensive income (loss)	3,108	(2,692)
Currency translation	141	263
Deferred tax balances from business acquisition	(2,025)	0

Total change in net deferred tax assets	$2,921	$(1,324)

Deferred taxes are recorded at a rate at which such items are expected to reverse, based on currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards.

At December 31, 2014, the Company has $2.6 million of foreign net operating loss carryfowards of which $1 million will expire between the years 2017 and 2024.

The Company assesses the available positive and negative evidence to determine if it is more likely than not sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. Based on this evaluation, the Company has established a valuation allowance of $3.6 million at December 31, 2014 in order to measure only the portion of the deferred tax asset that is more likely than not to be realized. The total increase in valuation allowance during the year was $2.2 million, of which $1.9 million impacts the income tax provision.

The Company has not established a deferred tax liability associated with approximately $131 million of its undistributed foreign earnings at December 31, 2014 as these earnings are considered to be permanently reinvested outside the U.S. These earnings would be taxable upon the sale or liquidation of these foreign subsidiaries, or upon the remittance of such earnings. While the measurement of the unrecognized U.S. income taxes with respect to these earnings is not practicable, foreign tax credits would be available to offset some or all of such earnings that would be remitted as dividends.

Income taxes paid net of refunds were approximately $7.7 million in 2014, $19.9 million in 2013 and $16 million in 2012.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As of December 31, 2014, with few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2008.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year ended December 31:

	2014	2013	2012
Balance at January 1	$608	$1,361	$1,015
Additions for tax positions of prior years	186	0	511
Reductions for tax positions of prior years	0	(588)	0
Expiration of statutes of limitations	0	(165)	(165)

Balance at December 31	$794	$608	$1,361

Accrued interest and penalties are not included in the above unrecognized tax balances. The Company records accrued interest as well as penalties related to unrecognized tax benefits as part of the provision for income taxes. The Company recognized less than $.1 million, net of the amount lapsed through expiring statutes, during each of the years ended December 31, 2014, 2013 and 2012. The Company had approximately $.6 million accrued for the payment of interest at December 31, 2014, 2013 and 2012. The Company had approximately $.3 million accrued for the payment of penalties at December 31, 2014, 2013 and 2012. If recognized, approximately $.2 million, $0, and $.7 million of unrecognized tax benefits would affect the tax rate for the year ended December 31, 2014, 2013 and 2012 respectively. The Company may decrease its unrecognized tax benefits by approximately $.6 million within the next twelve months due to effective settlement.

Note H – Share-Based Compensation

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the year ended December 31, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	13,000	$39.95
Exercised	(1,000)	$22.10

Outstanding (exercisable and vested) at December 31, 2014	12,000	$41.44	2.8	$158

There were 1,000, 19,150 and 17,757 in stock options exercised during the years ended December 31, 2014, 2013 and 2012, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2014, 2013 and 2012 was less than $.1 million, $.6 million and $.6 million, respectively. Cash received for the exercise of stock options during 2014 and 2013 was less than $.1 million and $.8 million, respectively.

The Company recorded compensation expense related to the stock options currently vesting of $0 for the years ended December 31, 2014 and 2013 and less than $.1 million for the year ended December 31, 2012. All compensation cost has been recognized as of December 31, 2012.

The excess tax benefits from share-based awards for the year ended December 31, 2014, 2013 and 2012 were $0, $.2 million and $.1 million, respectively, as reported on the Consolidated Statements of Cash Flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.

Long Term Incentive Plan of 2008

Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers and directors are eligible to receive awards of options and restricted shares. The purpose of this LTIP is to give the Company a competitive advantage in attracting, retaining and motivating officers, employees and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. The total number of Company common shares reserved for awards under the LTIP is 900,000. Of the 900,000 common shares, 800,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options. The LTIP expires on April 17, 2018.

Restricted Share Awards

For all of the participants except the CEO, a portion of the restricted share award is subject to time-based cliff vesting and a portion is subject to vesting based upon the Company’s performance over a three-year period. All of the CEO’s restricted shares are subject to vesting based upon the Company’s performance over a three-year period.

The restricted shares are offered at no cost to the employees; however, the participant must remain employed with the Company until the restrictions lapse. The fair value of restricted share awards is based on the market price of a common share on the grant date. The Company currently estimates that no awards will be forfeited. Dividends declared are accrued in cash.

A summary of the restricted share awards for the year ended December 31, 2014 is as follows:

	Restricted Share Awards
	Performance and Service Required	Service Required	Total Restricted Awards	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2014	89,459	10,202	99,661	$65.86
Granted	40,676	4,799	45,475	63.95
Vested	(38,090)	(4,588)	(42,678)	60.77
Forfeited	(3,537)	0	(3,537)	60.77

Nonvested as of December 31, 2014	88,508	10,413	98,921	$67.36

For time-based restricted shares, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statement of Consolidated Income. Compensation expense related to the time-based restricted shares for the year ended December 31, 2014, 2013 and 2012 was $.3 million annually for each year. As of December 31, 2014, there was $.4 million of total unrecognized compensation cost related to time-based restricted share awards that is expected to be recognized over the weighted-average remaining period of approximately 1.6 years.

For the performance-based awards, the number of restricted shares in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and sales over a requisite performance period. Depending on the extent to which the performance criterion is probable of being satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the year ended December 31, 2014, 2013 and 2012 was $1 million, $2.7 million and $2.5 million, respectively. During the year ended December 31, 2014, a $.2 million reduction in performance-based compensation expense was recorded related to the 2012 performance-based RSU grant, due to lower results for growth in pretax income, resulting in a forfeiture of 3,537 RSU’s granted in 2012. During the year ended December 31, 2014, a $1.3 million reduction in performance-based compensation expense was recorded related to the 2013 performance-based RSU grant, due to changes in estimates for growth in pretax income. As of December 31, 2014, the remaining performance-based restricted share awards compensation expense of $2.1 million is expected to be recognized over a period of approximately 1.9 years.

The excess tax benefits from service and performance-based awards for the year ended December 31, 2014, 2013 and 2012 was $.1 million for each year, as reported on the Consolidated Statements of Cash Flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for restricted shares vested in the current period.

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

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in shares of common stock of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer LTIP restricted shares for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of December 31, 2014, 292,609 LTIP shares have been deferred and are being held by the rabbi trust.

Share Option Awards

The LTIP plan permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At December 31, 2014, there were 21,500 shares remaining available for issuance under the LTIP. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

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

There were 35,500, 0, and 8,000 options granted for the year ended December 31, 2014, 2013 and 2012, respectively. The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2014	2012	2011
Risk-free interest rate	1.9%	1.3%	1.4%
Dividend yield	1.7%	1.9%	1.9%
Expected life (years)	5	6	6
Expected volatility	42.9%	47.0%	47.1%

Activity in the Company’s LTIP plan for the year ended December 31, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	17,000	$54.20
Granted	35,500	$60.47
Exercised	(1,250)	$52.10
Forfeited	(3,500)	$65.15

Outstanding (vested and expected to vest) at December 31, 2014	47,750	$58.11	8.8	$114

Exercisable at December 31, 2014	13,000	$53.79	7.1	$22

The weighted-average grant-date fair value of options granted during 2014 and 2012 was $20.83 and $21.76, respectively. There were 1,250, 14,250 and 1,250 stock options exercised during the years ended December 31, 2014, 2013 and 2012, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2014 and 2013 was less than $.1 million and $.4 million, respectively. Cash received for the exercise of stock options during 2014 and 2013 was $.1 million and $.6 million, respectively.

For the year ended December 31, 2014, 2013 and 2012, the Company recorded compensation expense related to the stock options currently vesting of $.3 million, $.1 million and $.3 million, respectively. The total compensation cost related to nonvested awards not yet recognized at December 31, 2014 is expected to be a combined total of $.5 million over a weighted-average period of approximately 2.5 years.

The excess tax benefits from share based awards for the year ended December 31, 2014, 2013 and 2012 was less than $.1 million, $.1 million and $0, respectively, as reported on the Consolidated Statements of Cash Flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.

Note I - Computation of Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted-average number of shares of common stock outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the years presented.

The calculation of basic and diluted earnings per share for the year ended December 31 was as follows:

	2014	2013	2012
Numerator
Net income	$12,861	$20,587	$29,286

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	5,377	5,361	5,324
Dilutive effect - share-based awards	5	106	47

Diluted weighted-average common shares outstanding	5,382	5,467	5,371

Earnings per common share attributable to PLPC shareholders
Basic	$2.39	$3.84	$5.50

Diluted	$2.39	$3.77	$5.45

For the year ended December 31, 2014, 2013 and 2012, 25,000, 1,500 and 17,750 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

For the year ended December 31, 2014, 2013 and 2012, 52,368, 0 and 37,985 restricted share units, respectively, were excluded from the calculation of diluted earnings per share as the effect of the exercise would have been anti-dilutive.

Note J - Goodwill and Other Intangibles

The Company’s finite and indefinite-lived intangible assets consist of the following:

	December 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,823	$(4,730)	$4,824	$(4,434)
Land use rights	1,247	(164)	1,380	(153)
Trademark	1,888	(814)	1,590	(680)
Customer backlog	605	(605)	578	(578)
Technology	3,432	(734)	2,751	(538)
Customer relationships	13,104	(3,931)	10,133	(3,086)

	$25,099	$(10,978)	$21,256	$(9,469)

Indefinite-lived intangible assets

Goodwill	$17,792		$13,873

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

The Company performed its annual impairment test for goodwill as of October 1, 2014 and determined that no adjustment to the carrying value was required.

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

The changes in the carrying amount of goodwill by segment for the year ended December 31, 2014 and 2013 are as follows:

	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2013	$3,078	$1,819	$10,640	$15,537
Impairment	0	0	(862)	(862)
Curency translation	0	(65)	(737)	(802)

Balance at December 31, 2013	3,078	1,754	9,041	13,873

Additions	4,909	0	0	4,909
Curency translation	(237)	(226)	(527)	(990)

Balance at December 31, 2014	$7,750	$1,528	$8,514	$17,792

The Company’s only intangible asset with an indefinite life is goodwill. The Company’s goodwill is not deductible for tax purposes. Of the $1.7 million decrease in goodwill in 2013, $.8 million is related to foreign currency translation and $.9 million is due to goodwill impairment. The increase in goodwill of $3.9 million in 2014 is related to the acquisition by the Company of Helix resulting in an incremental $4.9 million of goodwill which was partially offset by a $1 million decline related to foreign currency translation.

The aggregate amortization expense for other intangibles with finite lives, ranging from 4 to 82 years, for the year ended December 31, 2014, 2013 and 2012 was $1.6 million, $1.5 million and $1.5 million, respectively. Amortization expense is estimated to be $1.3 million for 2015, $1.1 million for 2016, $1.1 million for 2017, $1 million for 2018 and $1 million for 2019. The weighted-average remaining amortization period is approximately 21.6 years. The weighted-average remaining amortization period by intangible asset class; patents, 2.3 years; land use rights, 61.1 years; trademark, 10.6 years; technology, 16.9 years and customer relationships, 15.2 years.

Note K – Fair Value of Financial Assets and Liabilities

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At December 31, 2014, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. There have been no transfers in or out of Level 2 for the year ended December 31, 2014. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	December 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$31,876	$31,865	$13,279	$13,249

As part of the January 31, 2012 Purchase Agreement to acquire Australian Electricity Systems PTY Ltd (AES), the Company recorded an additional earn-out consideration payment of $1.2 million. This amount represented the fair value of the potential earn-out consideration based on AES achieving a financial performance target over the twelve months ended June 30, 2012. The Company finalized the AES contingent consideration arrangement to $.4 million in 2012 which was paid to the former owner in April 2013.

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

The accounting policies of the operating segments are the same as those described in Note A in the Notes To Consolidated Financial Statements. No single customer accounts for more than ten percent of the Company’s consolidated revenues. It is not practical to present revenues by product line. U.S. net sales for the year ended December 31, 2014, 2013, and 2012 were $152.6 million, $163 million and $179.4 million, respectively. U.S. long-lived assets as of December 31, 2014 and 2013 were $41.1 million and $38.4 million, respectively.

The following table presents a summary of the Company’s reportable segments for the year ended December 31, 2014, 2013 and 2012. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profits in inventory.

	Year Ended December 31
	2014	2013	2012
Net sales
PLP-USA	$137,564	$144,054	$162,027
The Americas	90,871	91,497	92,584
EMEA	65,446	61,543	66,272
Asia-Pacific	94,304	112,682	118,309

Total net sales	$388,185	$409,776	$439,192

Intersegment sales
PLP-USA	$12,721	$12,939	$8,537
The Americas	5,908	6,204	7,501
EMEA	1,848	2,080	4,582
Asia-Pacific	11,921	10,491	14,766

Total intersegment sales	$32,398	$31,714	$35,386

Interest income
PLP-USA	$0	$0	$3
The Americas	129	290	283
EMEA	223	215	209
Asia-Pacific	131	113	153

Total interest income	$483	$618	$648

Interest expense
PLP-USA	$(427)	$(305)	$(437)
The Americas	(130)	(41)	(58)
EMEA	(54)	(68)	(50)
Asia-Pacific	(47)	(36)	(52)

Total interest expense	$(658)	$(450)	$(597)

Income taxes
PLP-USA	$5,053	$6,286	$9,581
The Americas	453	2,585	2,722
EMEA	2,122	2,052	2,769
Asia-Pacific	921	284	469

Total income taxes	$8,549	$11,207	$15,541

Net income (loss)
PLP-USA	$7,933	$10,875	$13,290
The Americas	1,947	5,896	6,763
EMEA	6,192	6,047	6,840
Asia-Pacific	(3,211)	(2,231)	2,393

Total net income	$12,861	$20,587	$29,286

	Year Ended December 31
	2014	2013	2012
Expenditure for long-lived assets
PLP-USA	$7,536	$12,262	$6,702
The Americas	4,925	3,107	2,781
EMEA	1,375	2,573	2,816
Asia-Pacific	3,827	3,092	8,744

Total expenditures for long-lived assets	$17,663	$21,034	$21,043

Depreciation and amortization
PLP-USA	$4,140	$3,793	$3,520
The Americas	2,845	2,444	2,565
EMEA	1,790	1,792	1,714
Asia-Pacific	4,082	4,059	3,765

Total depreciation and amortization	$12,857	$12,088	$11,564

	As of December 31
	2014	2013
Identifiable assets
PLP-USA	$99,850	$90,414
The Americas	85,017	73,200
EMEA	51,691	51,345
Asia-Pacific	117,093	117,129

	353,651	332,088
Corporate assets	316	318

Total identifiable assets	$353,967	$332,406

Long-lived assets
PLP-USA	$39,848	$36,888
The Americas	20,734	19,168
EMEA	12,504	14,467
Asia-Pacific	29,445	29,938

Total long-lived assets	$102,531	$100,461

Note M -Related Party Transactions

On March 20, 2014, the Company purchased 2,098 common shares of the Company from Robert G. Ruhlman, at a price per share of $62.99, which was calculated from a 30-day average of market price. Mr. Ruhlman is Chairman, President and Chief Executive Officer (CEO) of the Company. The Audit Committee of the Board of Directors approved this transaction.

On August 14, 2014, the Company purchased 34,106 Common Shares of the Company from a trust for the benefit of Barbara P. Ruhlman and a foundation of which Barbara P. Ruhlman, Robert G. Ruhlman, Randall M. Ruhlman and Bernard Karr are officers, at a price per share of $54.83. Barbara P. Ruhlman is a member of the Company’s Board of Directors and the mother of Robert G. Ruhlman and Randall M. Ruhlman, both of whom are also members of the Board of Directors. Robert G. Ruhlman is Chairman, President and CEO of the Company. The purchase was consummated pursuant to Share Purchase Agreements both dated August 14, 2014, between the Company and the foundation. The Audit Committee of the Board of Directors approved this transaction.

Ryan Ruhlman has worked for the Company for over ten years, recently being promoted to the role of Director, Marketing and Business Development. He is the son of Robert G. Ruhlman, President and CEO of the Company, and received $153,273 in reportable compensation for 2014 of which $39,100 is attributable to his 2014 award of stock options, in line with the Company’s compensation for mid-level managers.

On May 8, 2013, the Company purchased 2,500 common shares of the Company from Ryan Ruhlman, at a price per share of $76.98, which was calculated from a 30-day average of market price. On November 12, 2013, the Company purchased 3,200 common shares of the Company from Ryan Ruhlman, at a price per share of $78.91, which was calculated from a 30-day average of market price. Mr. Ruhlman is the son of Robert G. Ruhlman, Chairman, President and Chief Executive Officer (CEO) of the Company. The Audit Committee of the Board of Directors approved this transaction.

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

The Company’s Australian subsidiary utilizes information technology services from X Information Technology (“XIT”). For the year ended December 31, 2014, 2013 and 2012, PLP-Australia incurred a total of $0, $0 and $.7 million for these expenses, respectively. XIT was once owned and operated by Paul Cascun, Regional IT Manager, a current PLP employee. Prior to his employment at PLP, Mr. Cascun sold his shares in XIT to his sister who now owns and operates the company. The Audit Committee of the Board of Directors approved this transaction.

The Company’s New Zealand subsidiary, Electropar currently leases two parcels of property, on which it has its corporate office, manufacturing and warehouse space. The entities leasing the property to Electropar are owned, in part, by Grant Wallace a Director. For each year ended December 31, 2014, 2013 and 2012, Electropar incurred a total of $.3 million annually for such lease expense. The Audit Committee of the Board of Directors approved this transaction.

The Company’s DPW operation rents two properties owned by RandReau Properties, LLC and RaRe Properties, LLC., which are owned by Kevin Goodreau, Vice President of Business Development – Solar Division, and Jeffrey Randall, Vice President of Product Design – Solar Division. For the year ended December 31, 2014, 2013 and 2012, DPW paid rent expense of $.2 million, $.3 million and $.3 million, respectively, for the properties. The Audit Committee of the Board of Directors approved this transaction.

The Company’s Belos operation hires temporary employees through a temporary work agency, Flex-Work Sp. Z.o.o., which is 50% owned by Agnieszka Rozwadowska. Agnieszka Rozwadowska is the wife of Piotr Rozwadowski, the Managing Director of the Belos operation located in Poland. For the year ended December 31, 2014, 2013 and 2012, Belos incurred a total of $.5 million, $.3 million and $.7 million, respectively, for such temporary labor expense. The Audit Committee of the Board of Directors approved this transaction.

Note N -Business Combinations

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

The Company acquired Australian Electricity Systems PTY Ltd (AES) on January 31, 2012. Pursuant to the Purchase Agreement, the Company acquired all of the outstanding shares of AES for $6.3 million Australian dollars including acquired cash of $1.8 million Australian dollars, net of customary post-working capital adjustments of $.5 million Australian dollars. As part of the purchase agreement to acquire AES, the Company recorded on January 31, 2012 a $1.1 million Australian dollars earn-out consideration payment. This amount represented the fair value of the earn-out consideration based on AES achieving a financial performance target over the twelve months ended June 30, 2012. The fair value of the contingent consideration arrangement was determined by estimating the (probability-weighted) expected earn-out payment discounted to present value and is considered a level three input. The parties agreed this contingent consideration was $.4 million which was included in the Accrued expenses and other liabilities line on the Consolidated Balance Sheet at December 31, 2012. The Company paid this $.4 million consideration to the former owner in April 2013. The acquisition of AES was immaterial to the Company. AES is reported as part of the Company’s Asia-Pacific segment.

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

The following is a rollforward of the product warranty reserve:

	2014	2013	2012
Balance at January 1	$1,140	$1,229	$824
Additions charged to income	(45)	443	1,384
Warranty usage	(133)	(475)	(983)
Currency translation	(70)	(57)	4

Balance at December 31	$892	$1,140	$1,229

Note P - Quarterly Financial Information (unaudited)

The following table summarizes our results of operations for each of the quarters in 2014 and 2013:

	Quarter ended
	March 31	June 30	September 30	December 31
2014
Net sales	$89,925	$99,981	$102,100	$96,179
Gross profit	27,448	31,197	32,455	29,848
Income before income taxes	4,137	7,606	5,294	4,373
Net income	2,738	5,080	2,555	2,488
Net income, basic	$0.51	$0.94	$0.48	$0.46
Net income, diluted	$0.50	$0.94	$0.48	$0.46

2013
Net sales	$98,689	$111,716	$100,828	$98,543
Gross profit	31,299	37,549	31,660	30,393
Income before income taxes	6,917	10,680	8,544	5,653
Net income	4,965	6,386	6,104	3,132
Net income, basic	$0.92	$1.19	$1.14	$0.59
Net income, diluted	$0.91	$1.17	$1.12	$0.58

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded based on their review thereof that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2014.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and Vice President of Finance, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

The Company acquired Helix Uniformed Limited (Helix) on January 31, 2014. Helix represented six percent of the Company’s total assets as of December 31, 2014. As this acquisition occurred during the last 12 months, the scope of management’s assessment of the effectiveness of internal control over financial reporting does not include Helix. This exclusion is in accordance with the SEC’s general guidance that assessments of recently acquired businesses may be omitted from the Company’s scope in the year of acquisition.

Based upon its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report, a copy of which is included below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Preformed Line Products Company

We have audited Preformed Line Products Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Preformed Line Products Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Preformed Line Products Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Preformed Line Products Company as of December 31, 2014 and 2013 and the related consolidated statements of consolidated income, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 12, 2015

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the information under the captions “Corporate Governance - Election of Directors”, “Section 16(a) Beneficial Ownership Compliance”, “Corporate Governance – Code of Conduct” and “Corporate Governance – Board and Committee Meetings – Audit Committee” in the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 5, 2015 (the “Proxy Statement”). Information relative to executive officers of the Company is contained in Part I of this Annual Report on Form 10-K.

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

Part IV

Item 15.	Exhibits and Financial Statement

(a)	Financial Statements and Schedule

Page	Financial Statements
34	Consolidated Balance Sheets
35	Statements of Consolidated Income
36	Statements of Consolidated Comprehensive Income (Loss)
37	Statements of Consolidated Cash Flows
38	Statements of Consolidated Shareholders’ Equity
39	Notes to Consolidated Financial Statements

Page	Schedule
72	II - Valuation and Qualifying Accounts

(b)	Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

4	Description of Specimen Share Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.2	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s 10-K filed for the year ended December 31, 2007).*

10.3	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.4	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.5	Revolving Credit Agreement between National City Bank (now, PNC Bank, National Association) and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).

10.6	Amendment to the Revolving Credit Agreement between National City Bank (now, PNC Bank, National Association) and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.7	Line of Credit Note dated February 5, 2010 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-K filing for the fiscal year ended December 31, 2010).

10.8	Amendment to Loan Agreement dated November 7, 2011 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 8-K current report filing dated November 7, 2011).

10.9	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).*

10.10	Preformed Line Products Company Chief Executive Officer Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).*

10.11	Preformed Line Products Company Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 8-K current report filing dated May 1, 2008).*

10.12	Deferred Shares Plan (incorporated by reference to the Company’s 8-K current report filing dated August 21, 2008).

10.13	Form of Restricted Shares Grant Agreement (incorporated by reference to the Company’s 10-Q filing for the quarter ended September 30, 2008).*

10.14	Stock and Purchase Agreement, dated October 22, 2009, by and among the Company and Tyco Electronics Group S.A. to acquire the Dulmison business (incorporated by reference to the Company’s 10-K filing for the fiscal year ended December 31, 2009) .

10.15	Form of Restricted Stock Unit Award Agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2013).*

10.16	Shares Purchase Agreement, dated August 14, 2014, between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr dated July 29, 2008 (incorporated by reference to the Company’s Form 8-K filed on August 15, 2014).

10.17	Shares Purchase Agreement, dated August 14, 2014, between the Company and the Thomas F. Peterson Foundation (incorporated by reference to the Company’s Form 8-K filed on August 15, 2014).

10.18	Form of Restricted Stock Unit Award Agreement, filed herewith.*

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 8-K current report filing dated August 6, 2007).

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contracts or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company

March 12, 2015	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer (principal executive officer)

March 12, 2015	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer, Vice President - Finance and Treasurer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 12, 2015	/s/ Robert G. Ruhlman Robert G. Ruhlman Chairman, President and Chief Executive Officer

March 12, 2015	/s/ Barbara P. Ruhlman Barbara P. Ruhlman Director

March 12, 2015	/s/ Randall M. Ruhlman Randall M. Ruhlman Director

March 12, 2015	/s/ Glenn E. Corlett Glenn E. Corlett Director

March 12, 2015	/s/ Michael E. Gibbons Michael E. Gibbons Director

March 12, 2015	/s/ R. Steven Kestner R. Steven Kestner Director

March 12, 2015	/s/ Richard R. Gascoigne Richard R. Gascoigne Director

PREFORMED LINE PRODUCTS COMPANY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2014, 2013 and 2012

(Thousands of dollars)

For the year ended December 31, 2014:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period
Allowance for doubtful accounts	$1,441	$803	$(260)	$(41)	$1,943
Reserve for credit memos	672	408	(652)	0	428
Slow-moving and obsolete inventory reserves	8,075	2,244	(701)	(435)	9,183
Accrued product warranty	1,140	(45)	(133)	(70)	892
Foreign net operating loss tax carryforwards	1,420	2,553	(232)	(127)	3,614

For the year ended December 31, 2013:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period
Allowance for doubtful accounts	$1,395	$419	$(368)	$(5)	$1,441
Reserve for credit memos	644	418	(390)	0	672
Slow-moving and obsolete inventory reserves	6,773	2,672	(1,006)	(364)	8,075
Accrued product warranty	1,229	443	(475)	(57)	1,140
U.S. tax capital loss	2,034	0	(49)	(1,985)	0
Foreign net operating loss tax carryforwards	295	1,310	(115)	(70)	1,420

For the year ended December 31, 2012:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period
Allowance for doubtful accounts	$1,258	$774	$(651)	$14	$1,395
Reserve for credit memos	369	642	(367)	0	644
Slow-moving and obsolete inventory reserves	5,875	1,981	(828)	(255)	6,773
Accrued product warranty	824	1,384	(983)	4	1,229
U.S. tax capital loss	2,053	0	(19)	0	2,034
Foreign net operating loss tax carryforwards	1,062	0	(760)	(7)	295

(a)	Other additions or deductions relate to translation adjustments and 2013 reflects the expiration of U.S. capital loss and certain foreign net operating loss carryforwards and 2014 reflects the expiration of certain foreign net operating loss carryforwards.

Exhibit Index

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

4	Description of Specimen Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.2	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).*

10.3	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.4	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.5	Revolving Credit Agreement between National City Bank (now, PNC Bank, National Association) and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).

10.6	Amendment to the Revolving Credit Agreement between National City Bank (now, PNC Bank, National Association) and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.7	Line of Credit Note and Loan Agreement dated February 5, 2010 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-K filing for the fiscal year ended December 31, 2010).

10.8	Amendment to Loan Agreement dated November 7, 2011 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 8-K current report filing dated November 7, 2011).

10.9	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option Agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).*

10.10	Preformed Line Products Company Chief Executive Officer Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).

10.11	Preformed Line Products Company Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 8-K current report filing dated May1, 2008).*

10.12	Deferred Shares Plan (incorporated by reference to the Company’s 8-K current report filing dated August 21, 2008).*

10.13	Form of Restricted Shares Grant Agreement (incorporated by reference to the Company’s 10-Q filing for the quarter ended September 30, 2008).*

10.14	Stock and Purchase Agreement, dated October 22, 2009, by and among the Company and Tyco Electronics Group S.A. to acquire the Dulmison business (incorporated by reference to the Company’s 10-K filing for the fiscal year ended December 31, 2009) .

10.15	Form of Restricted Stock Unit Award Agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2013).*

10.16	Shares Purchase Agreement, dated August 14, 2014, between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr dated July 29, 2008 (incorporated by reference to the Company’s Form 8-K filed on August 15, 2014).

10.17	Shares Purchase Agreement, dated August 14, 2014, between the Company and the Thomas F. Peterson Foundation (incorporated by reference to the Company’s Form 8-K filed on August 15, 2014).

10.18	Form of restricted Stock Unit Award Agreement, filed herewith.*

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 8-K current report filing dated August 6, 2007).

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contracts or compensatory plan or arrangement.