Form 10-Q
period 2015-03-31
PREFORMED LINE PRODUCTS CO
filed 2015-05-05
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding as of May 1, 2015: 5,393,371.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$30,530	$29,643
Accounts receivable, less allowances of $2,383 ($2,370 in 2014)	63,426	67,942
Inventories - net	76,097	80,037
Deferred income taxes	8,052	7,249
Prepaids	4,963	6,926
Prepaid taxes	3,877	2,241
Other current assets	4,262	6,625

TOTAL CURRENT ASSETS	191,207	200,663

Property, plant and equipment - net	97,886	102,531
Patents and other intangibles - net	13,016	14,121
Goodwill	16,958	17,792
Deferred income taxes	7,044	5,773
Other assets	11,758	13,087

TOTAL ASSETS	$337,869	$353,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$1,735	$1,809
Current portion of long-term debt	111	116
Trade accounts payable	19,572	22,332
Accrued compensation and amounts withheld from employees	10,318	9,876
Accrued expenses and other liabilities	12,044	13,021
Accrued profit-sharing and other benefits	2,521	5,151
Dividends payable	1,110	1,220
Income taxes payable and deferred income taxes	1,305	1,802

TOTAL CURRENT LIABILITIES	48,716	55,327

Long-term debt, less current portion	30,741	31,749
Unfunded pension obligation	12,423	12,503
Income taxes payable	1,726	1,735
Deferred income taxes	4,541	3,283
Other noncurrent liabilities	6,355	6,445

SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,393,371 and 5,397,138 issued and outstanding, net of 824,011 and 819,424 treasury shares at par, respectively, at March 31, 2015 and December 31, 2014	10,787	10,794
Common shares issued to rabbi trust, 289,942 and 292,609 shares at March 31, 2015 and December 31, 2014	(11,617)	(11,790)
Deferred compensation liability	11,617	11,790
Paid-in capital	23,342	22,795
Retained earnings	242,900	244,470
Accumulated other comprehensive loss	(43,662)	(35,134)

TOTAL SHAREHOLDERS’ EQUITY	233,367	242,925

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$337,869	$353,967

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended March 31
	2015	2014
(Thousands, except per share data)
Net sales	$85,790	$89,925
Cost of products sold	61,030	62,477

GROSS PROFIT	24,760	27,448

Costs and expenses
Selling	7,207	8,505
General and administrative	10,186	11,158
Research and engineering	3,721	3,775
Other operating (income) expense - net	3,731	(203)

	24,845	23,235

OPERATING INCOME (LOSS)	(85)	4,213

Other income (expense)
Interest income	102	109
Interest expense	(133)	(161)
Other income (expense) - net	57	(24)

	26	(76)

INCOME (LOSS) BEFORE INCOME TAXES	(59)	4,137

Income taxes	197	1,399

NET INCOME (LOSS)	$(256)	$2,738

BASIC EARNINGS PER SHARE
Net income (loss)	$(0.05)	$0.51

DILUTED EARNINGS PER SHARE
Net income (loss)	$(0.05)	$0.50

Cash dividends declared per share	$0.20	$0.20

Weighted-average number of shares outstanding - basic	5,396	5,392

Weighted-average number of shares outstanding - diluted	5,396	5,431

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31
	2015	2014
(Thousands of dollars)
Net income (loss)	$(256)	$2,738

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(8,614)	1,830
Recognized net actuarial loss (net of tax provision of $52 and $1 for the three months ended March 31, 2015 and 2014, respectively)	86	2

Other comprehensive income (loss), net of tax	(8,528)	1,832

Comprehensive income (loss)	$(8,784)	$4,570

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
	2015	2014
(Thousands of dollars)
OPERATING ACTIVITIES
Net income (loss)	$(256)	$2,738

Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	3,250	3,078
Provision for accounts receivable allowances	46	14
Provision for inventory reserves	208	627
Deferred income taxes	(1,217)	313
Share-based compensation expense	489	612
Excess tax benefits from share-based awards	(20)	(160)
Other - net	5	35
Changes in operating assets and liabilities (excluding impact of acquired assets):
Accounts receivable	2,952	(4,818)
Inventories	(113)	(621)
Trade accounts payables and accrued liabilities	(4,119)	(2,752)
Income taxes payable	(2,006)	54
Other - net	1,383	(359)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	602	(1,239)

INVESTING ACTIVITIES
Capital expenditures	(2,272)	(6,504)
Business acquisitions, net of cash acquired	0	(13,923)
Proceeds from the sale of property and equipment	570	20
Restricted cash and purchase of fixed-term deposits	2,277	0

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	575	(20,407)

FINANCING ACTIVITIES
Increase in notes payable to banks	244	1,700
Proceeds from the issuance of long-term debt	12,879	29,546
Payments of long-term debt	(13,868)	(10,725)
Dividends paid	(1,110)	(1,107)
Excess tax benefits from share-based awards	20	160
Proceeds from issuance of common shares	40	105
Purchase of common shares for treasury	(74)	0
Purchase of common shares for treasury from related parties	(140)	(261)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,009)	19,418

Effects of exchange rate changes on cash and cash equivalents	1,719	(890)

Net increase (decrease) in cash and cash equivalents	887	(3,118)

Cash and cash equivalents at beginning of year	29,643	24,291

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,530	$21,173

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

The Consolidated Balance Sheet at December 31, 2014 has been derived from the audited consolidated financial statements, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s 2014 Annual Report on Form 10-K filed on March 12, 2015 with the Securities and Exchange Commission.

NOTE B – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	March 31, 2015	December 31, 2014
Finished products	$40,227	$41,634
Work-in-process	8,949	7,964
Raw materials	36,763	40,423

	85,939	90,021
Excess of current cost over LIFO cost	(4,558)	(4,471)
Noncurrent portion of inventory	(5,284)	(5,513)

	$76,097	$80,037

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $26.5 million at March 31, 2015 and $27 million at December 31, 2014. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three months ended March 31, 2015, the net change in LIFO inventories resulted in a $.1 million charge to Income before income taxes. During the three months ended March 31, 2014, the net change in LIFO inventories resulted in a $.1 million benefit to Income before income taxes.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment - net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	March 31, 2015	December 31, 2014
Land and improvements	$13,329	$14,173
Buildings and improvements	73,847	75,587
Machinery and equipment	139,959	144,213
Construction in progress	4,058	3,382

	231,193	237,355
Less accumulated depreciation	133,307	134,824

	$97,886	$102,531

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

NOTE C – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”). Net periodic benefit cost for this plan included the following components:

	Three Months Ended March 31
	2015	2014
Service cost	$27	$23
Interest cost	358	340
Expected return on plan assets	(465)	(449)
Recognized net actuarial loss	139	3

Net periodic benefit cost (income)	$59	$(83)

No contributions were made to the Plan during the three months ended March 31, 2015. The Company does not anticipate contributing to the Plan in 2015.

NOTE D – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at January 1	$(7,007)	$(28,127)	$(35,134)	$(1,905)	$(15,797)	$(17,702)
Other comprehensive income (loss) before reclassifications:
Gain (loss) on foreign currency translation adjustment	0	(8,614)	(8,614)	0	1,830	1,830
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	86	0	86	2	0	2

Net current period other comprehensive income (loss)	86	(8,614)	(8,528)	2	1,830	1,832

Balance at March 31	$(6,921)	$(36,741)	$(43,662)	$(1,903)	$(13,967)	$(15,870)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE E – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income (loss) by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income (loss) by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31
	2015	2014
Numerator
Net income (loss)	$(256)	$2,738

Denominator
Determination of shares
Weighted-average common shares outstanding	5,396	5,392
Dilutive effect - share-based awards	0	39

Diluted weighted-average common shares outstanding	5,396	5,431

Earnings per common share
Basic	$(0.05)	$0.51

Diluted	$(0.05)	$0.50

For the three months ended March 31, 2015 and 2014, 59,750 and 17,000 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

For the three months ended March 31, 2015 and 2014, 12,775 and 55,312 restricted share units, respectively, were excluded from the calculation of diluted earnings per share as the effect of the settlement in common shares would have been anti-dilutive.

NOTE F – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	March 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,820	$(4,801)	$4,823	$(4,730)
Land use rights	1,202	(166)	1,247	(164)
Trademark	1,815	(836)	1,888	(814)
Customer backlog	605	(605)	605	(605)
Technology	3,275	(766)	3,432	(734)
Customer relationships	12,543	(4,070)	13,104	(3,931)

	$24,260	$(11,244)	$25,099	$(10,978)

Indefinite-lived intangible assets Goodwill	$16,958		$17,792

The aggregate amortization expense for other intangibles with finite lives for the three months ended March 31, 2015 and 2014 was $.4 million for each period. Amortization expense is estimated to be $.8 million for the remaining period of 2015, $1.1 million for 2016, $1 million for 2017, $1 million for 2018 and $1 million for 2019. The weighted-average remaining amortization period is approximately 21.2 years. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 10.8 years; land use rights, 59.9 years; trademark, 10.4 years; technology, 16.6 years; and customer relationships, 14.8 years.

The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. There were no indications of impairment during the three months ended March 31, 2015. The Company performs its annual impairment test for goodwill utilizing a combination of discounted cash flow methodology, market comparables and an overall market capitalization reasonableness test in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly different. The Company believes that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the three months ended March 31, 2015, are as follows:

	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2015	$7,750	$1,528	$8,514	$17,792
Currency translation	(376)	(82)	(376)	(834)

Balance at March 31, 2015	$7,374	$1,446	$8,138	$16,958

NOTE G – SHARE-BASED COMPENSATION

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the three months ended March 31, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	12,000	$41.44
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	0	$0.00

Outstanding (exercisable and vested) at March 31, 2015	12,000	$41.44	2.6	$47

There were no stock options exercised during the three months ended March 31, 2015 or 2014.

For the three months ended March 31, 2015 and 2014, the Company recorded no compensation expense related to stock options for either period as all options are fully vested.

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

A summary of the RSUs for the three months ended March 31, 2015 is as follows:

	Restricted Share Units
	Performance and Service Required	Service Required	Total Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2015	88,508	10,413	98,921	$67.36
Granted	50,927	6,073	57,000	45.85
Vested	0	0	0	0.00
Forfeited	0	0	0	0.00

Nonvested as of March 31, 2015	139,435	16,486	155,921	$59.50

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Compensation expense related to the time-based RSUs for the three months ended March 31, 2015 and 2014 was $.1 million for each period. As of March 31,

2015, there was $.6 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 2 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and sales growth over a requisite performance period. Depending on the extent to which the performance criterions are probable of being satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the three months ended March 31, 2015 and 2014 was $.4 million and $.6 million, respectively. During the three months ended March 31, 2015, a $.4 million increase in performance-based compensation expense was recorded related to the 2013 performance-based RSU grant, due to changes in estimates for growth in sales. During the three months ended March 31, 2015, a $.4 million reduction in performance-based compensation expense was recorded related to the 2014 performance-based RSU grant, due to changes in estimates for growth in sales and pretax income. As of March 31, 2015, the remaining performance-based RSUs compensation expense of $3.6 million is expected to be recognized over a period of approximately 2.3 years.

The excess tax benefits from service and performance-based RSUs for the three months ended March 31, 2015 and 2014 was less than $.1 million and $.2 million, respectively, as reported on the Consolidated Statements of Cash Flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for RSUs vested in the current period.

In the event of a Change in Control (as defined in the LTIP), vesting of the RSUs will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a maximum potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.

To satisfy the vesting of its RSU awards, the Company has reserved new shares from its authorized but unissued shares. Any additional granted awards will also be issued from the Company’s authorized but unissued shares. Under the LTIP, there are 327,398 common shares currently available for additional RSU grants.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer LTIP restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of March 31, 2015, 289,942 shares have been deferred and are being held by the rabbi trust.

Share Option Awards

The LTIP plan permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At March 31, 2015 there were 21,500 shares remaining available for issuance under the LTIP. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

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

There were 0 and 17,000 options granted for the three months ended March 31, 2015 and 2014, respectively.

The fair value for the stock options granted in 2014 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2014
Risk-free interest rate	1.7%
Dividend yield	1.7%
Expected life (years)	5
Expected volatility	45.8%

Activity in the Company’s LTIP plan for three months ended March 31, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	47,750	$58.11
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	0	$0.00

Outstanding (vested and expected to vest) at March 31, 2015	47,750	$58.11	8.6	$0

Exercisable at March 31, 2015	20,500	$60.32	7.5	$0

The weighted-average grant-date fair value of options granted during 2014 was $25.79. There were 0 and 1,250 stock options exercised during the three months ended March 31, 2015 and 2014, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014 was zero and less than $.1 million. Cash received for the exercise of stock options during the three months ended March 31, 2015 and 2014 was zero and $.1 million.

For the three months ended March 31, 2015 and 2014, the Company recorded compensation expense related to the stock options currently vesting of $.1 million and $.1 million, respectively. The total compensation cost related to nonvested awards not yet recognized at March 31, 2015 is expected to be a combined total of $.4 million over a weighted-average period of approximately 2.2 years.

NOTE H – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At March 31, 2015, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be Level 2 inputs. There have been no transfers in or out of Level 2 for the three months ended March 31, 2015. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	March 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$30,860	$30,852	$31,876	$31,865

NOTE I – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” or ASU 2014-08. ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. The Company is required to adopt ASU 2014-08 prospectively for all disposals or components of the business classified as held for sale during the fiscal period beginning after December 15, 2014. The Company adopted the guidance in the first quarter of 2015 and it did not have an effect on the Company’s results of operations, financial condition or cash flows.

NOTE J – NEW ACCOUNTING STANDARDS TO BE ADOPTED

In January 2015, the FASB issued Accounting Standards Update 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. A material event or transaction that an entity considers to be of an unusual nature or of a type that indicates infrequency of occurrence or both shall be reported as a separate component of income from continuing operations. The nature and financial effects of each event or transaction shall be presented as a separate component of income from continuing operations or, alternatively, disclosed in notes to financial statements. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

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

NOTE K – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three months ended March 31, 2015 and 2014. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended March 31
	2015	2014
Net sales
PLP-USA	$31,957	$30,686
The Americas	16,147	23,234
EMEA	14,196	14,226
Asia-Pacific	23,490	21,779

Total net sales	$85,790	$89,925

Intersegment sales
PLP-USA	$2,818	$2,725
The Americas	1,388	1,365
EMEA	423	362
Asia-Pacific	1,892	2,198

Total intersegment sales	$6,521	$6,650

Income taxes
PLP-USA	$66	$839
The Americas	(375)	314
EMEA	528	338
Asia-Pacific	(22)	(92)

Total income taxes	$197	$1,399

Net income (loss)
PLP-USA	$(826)	$1,002
The Americas	(603)	1,330
EMEA	1,804	853
Asia-Pacific	(631)	(447)

Total net income	$(256)	$2,738

	March 31, 2015	December 31, 2014
Assets
PLP-USA	$97,779	$99,850
The Americas	77,947	85,017
EMEA	49,803	51,691
Asia-Pacific	112,024	117,093

	337,553	353,651
Corporate assets	316	316

Total assets	$337,869	$353,967

NOTE L – INCOME TAXES

The Company’s effective tax rate was -334% and 34% for the three months ended March 31, 2015 and 2014, respectively. The income tax expense for this period was determined based on an estimated annual effective tax rate of 31% for the twelve months ending December 31, 2015. The effective tax rate for three months ended March 31, 2015 differs from the estimated annual 2015 effective tax rate primarily due to losses of $.9 million in certain jurisdictions where no tax benefit is recognized coupled with a low level of pre-tax loss for the period. The effective tax rate for the three months ended March 31, 2015 differs from the U.S. federal statutory tax rate of 35% primarily due to losses of $.9 million in certain jurisdictions where no tax benefit is recognized coupled with lower earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested. The lower effective tax rate for the three months ending March 31, 2015 compared with the same period for 2014 was primarily due to losses of $.9 million in certain jurisdictions where no tax benefit is recognized, decreased earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested and overall lower earnings before taxes.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. No significant changes to the valuation allowance were reflected for the period ended March 31, 2015.

As of March 31, 2015, the Company had gross unrecognized tax benefits of approximately $.8 million with no significant changes during the period ended March 31, 2015. The Company may decrease its unrecognized tax benefits by $.6 million within the next nine months.

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

The following is a rollforward of the product warranty reserve:

	Three Months Ended March 31
	2015	2014
Balance at the beginning of period	$892	$1,140
Additions charged to income	32	98
Warranty usage	(107)	0
Currency translation	(34)	(6)

End of period balance	$783	$1,232

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

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weaken against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into fewer U.S. dollars. On average, foreign currencies weakened against the U.S. dollar in the first quarter of 2015. The most significant currencies that contributed to this movement were the Australian dollar, the Brazilian real, the Canadian dollar and the South African rand. The fluctuations of foreign currencies during the three months ended March 31, 2015 had an unfavorable impact on net sales of $6.5 million compared to the same period in 2014. On a reportable segment basis, the favorable (unfavorable) impact of foreign currency on net sales and net income for the three months ended March 31, 2015, was as follows:

	Foreign Currency Impact
	Three Months Ended March 31, 2015
(Thousands of dollars)	Net Sales	Net Income
The Americas	$(2,395)	$48
EMEA	$(1,999)	$(129)
Asia-Pacific	$(2,090)	$106

Total	$(6,484)	$25

The following operating results for the three months ended March 31, 2015 are compared to the same period in 2014. Net sales for the three months ended March 31, 2015 of $85.8 million decreased $4.1 million, or 5%, compared to 2014. Excluding the effect of currency translation, net sales increased 3%. As a percentage of net sales, gross profit decreased to 28.9% of net sales from 30.5% of net sales in 2014. Gross profit of $24.8 million decreased $2.7 million compared to 2014. Excluding the effect of currency translation, gross profit decreased $1.0 million, or 4%, compared to 2014. Costs and expenses of $24.8 million increased $1.6 million compared to 2014. Excluding the effect of translation, costs and expenses increased $3.3 million compared to 2014. Operating income for the three months ended March 31, 2015 was a loss of $.1 million, a decrease of $4.3 million compared to 2014. Net loss for the three months ended March 31, 2015 of $.3 million was a decrease of $3.0 million compared to the net income in 2014. The effect of currency translation of the preceding factors was negligible on both operating loss and net loss compared to 2014; however, there was an incremental $4.0 million in losses on foreign currency transactions that negatively impacted the operating results as summarized in the following table:

	Foreign Currency Impact
	Three Months Ended March 31,
(Thousands of dollars)	2015	2014
Operating income (loss)	$(85)	$4,213
Translation (gain) loss	(11)	171
Transaction (gain) loss	3,354	(629)

Operating income excluding currency impact	$3,258	$3,755

Despite the current global economy, we believe our business fundamentals are sound and strategically well-positioned as we remain focused on managing costs, increasing sales volumes and delivering value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 14.0% and can borrow needed funds at an attractive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

The following table sets forth a summary of the Company’s Statement of Consolidated Income and the percentage of net sales for the three months ended March 31, 2015 and 2014. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended March 31
(Thousands of dollars)	2015		2014		Change	% Change
Net sales	$85,790	100.0%	$89,925	100.0%	$(4,135)	(5)%
Cost of products sold	61,030	71.1	62,477	69.5	(1,447)	(2)

GROSS PROFIT	24,760	28.9	27,448	30.5	(2,688)	(10)
Costs and expenses	24,845	29.0	23,235	25.8	1,610	7

OPERATING INCOME	(85)	(0.1)	4,213	4.7	(4,298)	(102)
Other income (expense)	26	0.0	(76)	(0.1)	102	NM

INCOME BEFORE INCOME TAXES	(59)	(0.1)	4,137	4.6	(4,196)	(101)
Income taxes	197	0.2	1,399	1.6	(1,202)	(86)

NET INCOME	$(256)	(0.3%)	$2,738	3.0%	$(2,994)	(109)%

NM- Not meaningful.

Net sales. For the three months ended March 31, 2015, net sales were $85.8 million, a decrease of $4.1 million, or 5%, from the three months ended March 31, 2014. Excluding the effect of currency translation, net sales increased $2.3 million, or 3% as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net sales
PLP-USA	$31,957	$30,686	$1,271	$0	$1,271	4%
The Americas	16,147	23,234	(7,087)	(2,395)	(4,692)	(20)
EMEA	14,196	14,226	(30)	(1,999)	1,969	14
Asia-Pacific	23,490	21,779	1,711	(2,090)	3,801	17

Consolidated	$85,790	$89,925	$(4,135)	$(6,484)	$2,349	3%

The increase in PLP-USA net sales of $1.3 million, or 4%, was primarily due to an increase in export sales along with growth in domestic telecommunications volume. International net sales for the three months ended March 31, 2015 were unfavorably affected by $6.5 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation. The Americas net sales of $16.1 million declined $4.7 million, or 20%, with a decrease primarily in solar and transmission sales. EMEA net sales of $14.2 million increased $2.0 million, or 14%, primarily due to an increase in telecommunications and transmission projects in the region. In Asia-Pacific, net sales of $23.5 million increased $3.8 million, or 17%, compared to 2014. The increase in net sales was primarily due to an increase in solar and transmission sales in the region even though governments deferred the construction of transmission lines in a few locations in the region.

Gross profit. Gross profit of $24.8 million for the three months ended March 31, 2015 decreased $2.7 million, or 10%, compared to the three months ended March 31, 2014. Excluding the effect of currency translation, gross profit decreased $1.0 million, or 4% as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$11,025	$10,415	$610	$0	$610	6%
The Americas	3,642	6,208	(2,566)	(652)	(1,914)	(31)
EMEA	5,367	4,845	522	(686)	1,208	25
Asia-Pacific	4,726	5,980	(1,254)	(352)	(902)	(15)

Consolidated	$24,760	$27,448	$(2,688)	$(1,690)	$(998)	(4)%

PLP-USA gross profit of $11.0 million increased $.6 million compared to the same period in 2014. PLP-USA’s increase was generated through an increase in sales volume and the mix of sales led to a higher gross profit rate for 2015 compared to 2014. International gross profit for the three months ended March 31, 2015 was unfavorably impacted by $1.7 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit decrease of $1.9 million was primarily the result of the $4.7 million sales decline coupled with some gross profit degradation due to foreign currency exchange losses for certain raw material acquisitions. The EMEA gross profit increased $1.2 million as a result of a $2.0 million sales increase coupled with improved gross profit due to a shift in sales mix. Asia-Pacific gross profit decreased $.9 million as a result of a shift in sales mix towards lower gross profit sales in a few of the locations.

Costs and expenses. Costs and expenses of $24.8 million for the three months ended March 31, 2015 increased $1.6 million, or 7%, compared to 2014. Excluding the effect of currency translation, costs and expenses increased $3.3 million, or 14% as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$11,694	$8,508	$3,186	$0	$3,186	37%
The Americas	4,652	4,491	161	(726)	887	20
EMEA	3,093	3,699	(606)	(511)	(95)	(3)
Asia-Pacific	5,406	6,537	(1,131)	(465)	(666)	(10)

Consolidated	$24,845	$23,235	$1,610	$(1,702)	$3,312	14%

PLP-USA costs and expenses increased $3.2 million primarily due to higher net foreign currency exchange losses of $2.9 million and reduced royalty income partially offset by a reduction of personnel costs. The foreign currency exchange losses are primarily related to translating into U.S. dollars our foreign currency denominated loans, trade receivables and royalty receivables from foreign subsidiaries at the quarter-end exchange rates. International costs and expenses for the three months ended March 31, 2015 were favorably impacted by $1.7 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $4.7 million increased $.9 million primarily due to net foreign currency exchange losses. EMEA costs and expenses of $3.1 million decreased $.1 million due primarily to lower commission expense in the region. Asia-Pacific costs and expenses of $5.4 million decreased $.7 million primarily due to savings in personnel costs from staffing modifications implemented in 2014 along with overall tighter expense management.

Other income. Other income (expense) for the three months ended March 31, 2015 increased $.1 million compared to 2014.

Income taxes. Income taxes for the three months ending March 31, 2015 and 2014 were $.2 million and $1.4 million, respectively, based on pretax loss of $.1 million and pretax income of $4.1 million, respectively. The effective tax rate for the three months ending March 31, 2015 and 2014 was -334% and 34%, respectively, compared to the U.S. federal statutory rate of 35%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2015

1.	A $.3 million (-581%) increase resulting from losses in certain jurisdictions where no tax benefit is recognized.

2.	A $.1 million (212%) decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

2014

1.	A $.1 million (1%) decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

The income tax expense for this period was determined based on an estimated annual effective tax rate of 31% for the twelve months ending December 31, 2015. The effective tax rate was 39.9% for the twelve months ending December 31, 2014. The 2015 estimated annual effective tax rate is lower than the actual effective tax rate for 2014 primarily due to the Company providing a valuation allowance in 2014 against deferred tax assets attributable to operating losses and other deferred tax assets in certain foreign jurisdictions.

Net income. As a result of the preceding items, the net loss for the three months ended March 31, 2015 was $.3 million, compared to net income of $2.7 million for the three months ended March 31, 2014. Excluding the effect of currency translation, net income decreased $3.0 million as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income (loss)
PLP-USA	$(826)	$1,002	$(1,828)	$0	$(1,828)	(182)%
The Americas	(603)	1,330	(1,933)	48	(1,981)	(149)
EMEA	1,804	853	951	(129)	1,080	127
Asia-Pacific	(631)	(447)	(184)	106	(290)	65

Consolidated	$(256)	$2,738	$(2,994)	$25	$(3,019)	(110)%

NM- Not Meaningful

PLP-USA net income decreased $1.8 million due to a $2.6 million decrease in operating income partially offset by a decrease in income taxes of $.8 million. International net income for the three months ended March 31, 2015 was marginally affected when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income decreased $2.0 million as a result of a $2.8 million decrease in operating income partially offset by a decrease in income taxes of $.7 million. EMEA net income increased $1.1 million as a result of generating an incremental $1.3 million of operating income partially reduced by $.2 million of incremental taxes. Asia-Pacific net loss increased $.3 million as a result of an incremental $.2 million operating loss along with increased income taxes of $.1 million primarily due to the Company’s decision not to recognize the tax benefit attributable to operating losses for certain locations within the segment.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2014 and are, therefore, not presented herein.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In the first quarter of 2015, we used cash of $2.3 million for capital expenditures. We ended the first quarter of 2015 with $30.5 million of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Our financial position remains strong and our current ratio was 3.9 to 1 at March 31, 2015. Total debt at March 31, 2015 was $32.6 million. At March 31, 2015, our unused availability under our line of credit was $19.5 million and our bank debt to equity percentage was 14.0%. The term of our credit facility extends through January 2017 at an interest rate of LIBOR plus 1.125%. The line of credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At March 31, 2015 and December 31, 2014, we were in compliance with these covenants.

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

We earn a significant amount of our operating income outside the United States, which, except for current earnings, is deemed to be indefinitely reinvested in foreign jurisdictions. At March 31, 2015, the majority of our cash and cash equivalents are held outside the U.S. We currently do not intend nor foresee a need to repatriate these funds. We expect domestic cash generated from operations, U.S. cash balances, external borrowings, or some combination of these sources to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment, and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Sources and Uses of Cash

Cash increased $.9 million for the three months ended March 31, 2015. Net cash provided by operating activities was $.6 million. The major investing and financing uses of cash were capital expenditures of $2.3 million, dividends of $1.1 million and a net repayment of borrowings of $.7 million. Currency had a favorable $1.7 million impact on cash and cash equivalents when translating foreign denominated financial statements to U.S. dollars.

Net cash provided by operating activities for the three months ended March 31, 2015 increased $1.8 million compared to the three months ended March 31, 2014 primarily as a result of a decrease in operating assets (net of operating liabilities) of $6.6 million, partially offset by a decrease in net income of $3.0 million and a decrease in non-cash items of $1.8 million.

Net cash provided by investing activities for the three months ended March 31, 2015 of $.6 million represents an increase of $21.0 million when compared to cash used in investing activities in the three months ended March 31, 2014. The increase was primarily related to cash expended for the business acquisition of Helix in the first quarter of 2014 of $13.9 million, net of cash acquired, along with a decline of capital expenditures of $4.2 million and a reduction in restricted cash of $2.3 million in the three months ended March 31, 2015 compared to the same period in 2014.

Cash used in financing activities for the three months ended March 31, 2015 was $2.0 million compared to $19.4 million cash provided from financing activities for the three months ended March 31, 2014. The decrease of $21.4 million was primarily a result of a decrease in net debt borrowings in 2015 compared to 2014 of $21.3 million primarily related to the Helix acquisition in 2014 and an increase in loan payments in 2015.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” or ASU 2014-08. ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. We are required to adopt ASU 2014-08 prospectively for all disposals or components of the business classified as held for sale during the fiscal period beginning after December 15, 2014. We adopted the guidance in the first quarter of 2015 and it did not have an effect on our results of operations, financial condition or cash flow.

NEW ACCOUNTING STANDARDS TO BE ADOPTED

In January 2015, the FASB issued Accounting Standards Update 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This Update eliminates from GAAP the concept of extraordinary items. A material event or transaction that an entity considers to be of an unusual nature or of a type that indicates infrequency of occurrence or both shall be reported as a separate component of income from continuing operations. The nature and financial effects of each event or transaction shall be presented as a separate component of income from continuing operations or, alternatively, disclosed in notes to financial statements. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We are currently evaluating what impact, if any, its adoption will have to the presentation of our consolidated financial statements.

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

The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:

•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States (U.S.), Canada, Australia and Western Europe and may grow slowly or experience prolonged delay in developing regions despite expanding power needs;

•	The potential impact of the global economic condition on the Company’s ongoing profitability and future growth opportunities in our core markets in the U.S. and other foreign countries where the financial situation is expected to be similar going forward;

•	Decrease in infrastructure spending globally as a result of worldwide depressed spending;

•	The ability of our customers to raise funds needed to build the facilities their customers require;

•	Technological developments that affect longer-term trends for communication lines, such as wireless communication;

•	The decreasing demand for product supporting copper-based infrastructure due to the introduction of products using new technologies or adoption of new industry standards;

•	The Company’s success at continuing to develop proprietary technology and maintaining high quality products and customer service to meet or exceed new industry performance standards and individual customer expectations;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful at expanding the Company’s product line or production facilities into new areas or implementing efficiency measures at existing facilities;

•	The effects of fluctuation in currency exchange rates upon the Company’s reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	The Company’s ability to identify, complete, obtain funding for and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	Strikes and other labor disruptions;

•	Changes in significant government regulations affecting environmental compliances;

•	The telecommunication market’s continued deployment of Fiber-to-the-Premises; and

•	Those factors described under the heading “Risk Factors” on page 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 12, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2015, the Company had no foreign currency forward exchange contract outstanding. The Company does not hold derivatives for trading purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $7.1 million and on income before tax of $3.5 million.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $32.6 million at March 31, 2015. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.3 million for the three months ended March 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2015 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 12, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 24, 2014, the Company announced that the Board of Directors authorized a plan to repurchase up to 250,000 of Preformed Line Products Company common shares. The repurchase plan does not have an expiration date. The following table includes repurchases for the three months ended March 31, 2015:

Period (2015)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January	1,500	$49.23	5,613	244,387
February	0	$0.00	5,613	244,387
March	3,087	$45.39	8,700	241,300

Total	4,587

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2015	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 5, 2015	/s/ Eric R. Graef
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