Form 10-Q
period 2015-06-30
PREFORMED LINE PRODUCTS CO
filed 2015-08-06
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding as of August 1, 2015: 5,390,699.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$30,730	$29,643
Accounts receivable, less allowances of $2,499 ($2,370 in 2014)	63,270	67,942
Inventories - net	78,133	80,037
Deferred income taxes	8,334	7,249
Prepaids	6,480	6,926
Prepaid taxes	5,629	2,241
Other current assets	7,899	6,625

TOTAL CURRENT ASSETS	200,475	200,663

Property, plant and equipment - net	97,543	102,531
Patents and other intangibles - net	12,484	14,121
Goodwill	16,575	17,792
Deferred income taxes	7,220	5,773
Other assets	10,747	13,087

TOTAL ASSETS	$345,044	$353,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$2,431	$1,809
Current portion of long-term debt	112	116
Trade accounts payable	23,582	22,332
Accrued compensation and amounts withheld from employees	10,924	9,876
Accrued expenses and other liabilities	12,555	13,021
Accrued profit-sharing and other benefits	3,886	5,151
Dividends payable	1,109	1,220
Income taxes payable and deferred income taxes	737	1,802

TOTAL CURRENT LIABILITIES	55,336	55,327

Long-term debt, less current portion	30,743	31,749
Unfunded pension obligation	12,343	12,503
Income taxes payable	191	1,735
Deferred income taxes	4,564	3,283
Other noncurrent liabilities	6,434	6,445

SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,391,671 and 5,397,138 issued and outstanding, net of 827,211 and 819,424 treasury shares at par, respectively, at June 30, 2015 and December 31, 2014	10,781	10,794
Common shares issued to rabbi trust, 290,470 and 292,609 shares at June 30, 2015 and December 31, 2014	(11,637)	(11,790)
Deferred compensation liability	11,637	11,790
Paid-in capital	23,311	22,795
Retained earnings	245,346	244,470
Accumulated other comprehensive loss	(44,005)	(35,134)

TOTAL SHAREHOLDERS’ EQUITY	235,433	242,925

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$345,044	$353,967

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
(Thousands of dollars, except per share data)
Net sales	$87,869	$99,981	$173,659	$189,906
Cost of products sold	61,425	68,784	122,455	131,261

GROSS PROFIT	26,444	31,197	51,204	58,645

Costs and expenses
Selling	7,752	9,061	14,960	17,566
General and administrative	9,391	10,836	19,577	21,994
Research and engineering	3,864	4,183	7,585	7,958
Other operating (income) expense - net	252	(495)	3,983	(698)

	21,259	23,585	46,105	46,820

OPERATING INCOME	5,185	7,612	5,099	11,825

Other income (expense)
Interest income	112	98	214	207
Interest expense	(149)	(202)	(282)	(363)
Other income (expense) - net	(682)	98	(625)	74

	(719)	(6)	(693)	(82)

INCOME BEFORE INCOME TAXES	4,466	7,606	4,406	11,743

Income taxes	786	2,526	982	3,925

NET INCOME	$3,680	$5,080	$3,424	$7,818

BASIC EARNINGS PER SHARE
Net income	$0.68	$0.94	$0.63	$1.45

DILUTED EARNINGS PER SHARE
Net income	$0.68	$0.94	$0.63	$1.44

Cash dividends declared per share	$0.20	$0.20	$0.40	$0.40

Weighted-average number of shares outstanding - basic	5,392	5,389	5,394	5,390

Weighted-average number of shares outstanding - diluted	5,393	5,393	5,396	5,430

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
(Thousands of dollars)
Net income	$3,680	$5,080	$3,424	$7,818

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(431)	2,295	(9,045)	4,125
Recognized net actuarial loss (net of tax provision of $52 and $2 for the three months ended June 30, 2015 and 2014, respectively, and net of tax provision $104 and $3 for the six months ended June 30, 2015 and 2014, respectively)	88	3	174	5

Other comprehensive income (loss), net of tax	(343)	2,298	(8,871)	4,130

Comprehensive income (loss)	$3,337	$7,378	$(5,447)	$11,948

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
	2015	2014
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$3,424	$7,818

Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	6,196	6,296
Provision for accounts receivable allowances	320	486
Provision for inventory reserves	784	781
Deferred income taxes	(1,109)	443
Share-based compensation expense	436	645
Excess tax benefits from share-based awards	(20)	(160)
Other - net	96	81
Changes in operating assets and liabilities (excluding impact of acquired assets):
Accounts receivable	2,648	(5,685)
Inventories	(2,043)	658
Trade accounts payables and accrued liabilities	2,699	(302)
Income taxes payable	(2,883)	(532)
Other - net	(2,892)	(46)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,656	10,483

INVESTING ACTIVITIES
Capital expenditures	(4,640)	(11,471)
Business acquisitions, net of cash acquired	0	(14,740)
Proceeds from the sale of property and equipment	526	98
Restricted cash and purchase of fixed-term deposits	(1,195)	(823)

NET CASH USED IN INVESTING ACTIVITIES	(5,309)	(26,936)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	883	(554)
Proceeds from the issuance of long-term debt	26,623	45,484
Payments of long-term debt	(27,608)	(24,482)
Dividends paid	(2,331)	(2,205)
Excess tax benefits from share-based awards	20	160
Proceeds from issuance of common shares	60	125
Purchase of common shares for treasury	(204)	0
Purchase of common shares for treasury from related parties	(140)	(261)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,697)	18,267

Effects of exchange rate changes on cash and cash equivalents	1,437	(1,520)

Net increase in cash and cash equivalents	1,087	294

Cash and cash equivalents at beginning of year	29,643	24,291

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,730	$24,585

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2015.

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

NOTE B – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	June 30, 2015	December 31, 2014
Finished products	$41,034	$41,634
Work-in-process	8,980	7,964
Raw materials	38,089	40,423

	88,103	90,021
Excess of current cost over LIFO cost	(4,462)	(4,471)
Noncurrent portion of inventory	(5,508)	(5,513)

	$78,133	$80,037

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $26.6 million at June 30, 2015 and $27 million at December 31, 2014. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three and six months ended June 30, 2015, the net change in LIFO inventories resulted in a $.1 million charge to Income before income taxes and less than a $.1 million benefit to Income before income taxes, respectively. During the three and six months ended June 30, 2014, the net change in LIFO inventories resulted in a $.1 million benefit to Income before income taxes for each period.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment - net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	June 30, 2015	December 31, 2014
Land and improvements	$13,323	$14,173
Buildings and improvements	74,112	75,587
Machinery and equipment	141,146	144,213
Construction in progress	4,772	3,382

	233,353	237,355
Less accumulated depreciation	135,810	134,824

	$97,543	$102,531

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

NOTE C – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”). Net periodic benefit cost for this plan included the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Service cost	$27	$36	$54	$59
Interest cost	358	341	716	681
Expected return on plan assets	(465)	(447)	(930)	(896)
Recognized net actuarial loss	139	5	278	8

Net periodic benefit cost (income)	$59	$(65)	$118	$(148)

No contributions were made to the Plan during the six months ended June 30, 2015. The Company does not anticipate contributing to the Plan in 2015.

NOTE D – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at April 1	$(6,921)	$(36,741)	$(43,662)	$(1,903)	$(13,967)	$(15,870)
Other comprehensive income (loss) before reclassifications:
Gain (loss) on foreign currency translation adjustment	0	(431)	(431)	0	2,295	2,295

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	88	0	88	3	0	3

Net current period other comprehensive income (loss)	88	(431)	(343)	3	2,295	2,298

Balance at June 30	$(6,833)	$(37,172)	$(44,005)	$(1,900)	$(11,672)	$(13,572)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at January 1	$(7,007)	$(28,127)	$(35,134)	$(1,905)	$(15,797)	$(17,702)
Other comprehensive income (loss) before reclassifications:
Gain (loss) on foreign currency translation adjustment	0	(9,045)	(9,045)	0	4,125	4,125

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	174	0	174	5	0	5

Net current period other comprehensive income (loss)	174	(9,045)	(8,871)	5	4,125	4,130

Balance at June 30	$(6,833)	$(37,172)	$(44,005)	$(1,900)	$(11,672)	$(13,572)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE E – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Numerator
Net income	$3,680	$5,080	$3,424	$7,818

Denominator
Determination of shares
Weighted-average common shares outstanding	5,392	5,389	5,394	5,390
Dilutive effect - share-based awards	1	4	2	40

Diluted weighted-average common shares outstanding	5,393	5,393	5,396	5,430

Earnings per common share
Basic	$0.68	$0.94	$0.63	$1.45

Diluted	$0.68	$0.94	$0.63	$1.44

For the three and six months ended June 30, 2015, 53,100 and 51,650 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. For the three and six months ended June 30, 2014, 23,500 and 18,500 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

For the three and six months ended June 30, 2015, 16,486 and 14,641 restricted share units, respectively, were excluded from the calculation of diluted earnings per share as the effect of the settlement in common shares would have been anti-dilutive. For the three and six months ended June 30, 2014, 59,739 and 12,066 restricted share units, respectively, were excluded from the calculation of diluted earnings per share as the effect of the settlement in common shares would have been anti-dilutive.

NOTE F – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	June 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,820	$(4,801)	$4,823	$(4,730)
Land use rights	1,202	(171)	1,247	(164)
Trademark	1,764	(842)	1,888	(814)
Customer backlog	605	(605)	605	(605)
Technology	3,125	(776)	3,432	(734)
Customer relationships	12,338	(4,175)	13,104	(3,931)

	$23,854	$(11,370)	$25,099	$(10,978)

Indefinite-lived intangible assets
Goodwill	$16,575		$17,792

The aggregate amortization expense for other intangibles with finite lives for the three and six months ended June 30, 2015 was $.3 million and $.6 million, respectively. The aggregate amortization expense for other intangibles with finite lives for the three and six months ended June 30, 2014 was $.4 million and $.8 million, respectively. Amortization expense is estimated to be $.5 million for the remaining period of 2015, $1.1 million for 2016 and $1 million annually for 2017, 2018 and 2019. The weighted-average remaining amortization period is approximately 21.2 years. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 10.5 years; land use rights, 60.0 years; trademark, 10.3 years; technology, 16.4 years; and customer relationships, 14.7 years.

The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. There were no indications of impairment during the six months ended June 30, 2015. The Company performs its annual impairment test for goodwill utilizing a combination of discounted cash flow methodology, market comparables and an overall market capitalization reasonableness test in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly different. The Company believes that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the six months ended June 30, 2015, are as follows:

	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2015	$7,750	$1,528	$8,514	$17,792
Currency translation	(275)	(92)	(850)	(1,217)

Balance at June 30, 2015	$7,475	$1,436	$7,664	$16,575

NOTE G – SHARE-BASED COMPENSATION

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the six months ended June 30, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	12,000	$41.44
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	0	$0.00

Outstanding (exercisable and vested) at June 30, 2015	12,000	$41.44	2.3	$14

There were 0 and 900 stock options exercised during the six months ended June 30, 2015 and 2014, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2014 was $0 and less than $.1 million, respectively. Cash received for the exercise of stock options during the six months ended June 30, 2015 and 2014 was $0 and less than $.1 million, respectively.

For the six months ended June 30, 2015 and 2014, the Company recorded no compensation expense related to stock options for either period as all options were fully vested.

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

A summary of the RSUs for the six months ended June 30, 2015 is as follows:

	Restricted Share Units
	Performance and Service Required	Service Required	Total Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2015	88,508	10,413	98,921	$67.36
Granted	50,927	6,073	57,000	45.85
Vested	0	0	0	0.00
Forfeited	0	0	0	0.00

Nonvested as of June 30, 2015	139,435	16,486	155,921	$59.50

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Compensation expense related to the time-based RSUs for the three and six months ended June 30, 2015 was $.1 million and $.2 million, respectively. Compensation expense related to the time-based RSUs for the three and six months ended June 30, 2014 was $.1 million and $.2 million, respectively. As of June 30, 2015, there was $.5 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 1.9 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and sales growth over a requisite performance period. Depending on the extent to which the performance criterions are probable of being satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the three months ended June 30, 2015 was income of $.2 million. Performance-based compensation expense for the six months ended June 30, 2015 was $.2 million. During the three and six months ended June 30, 2015, a $.5 million and $.1 million decrease in performance-based compensation expense was recorded related to the 2013 performance-based RSU grant, due to changes in estimates for growth in sales. During the three and six months ended June 30, 2015, a $.4 million and $.6 million reduction, respectively, in performance-based compensation expense was recorded related to the 2014 performance-based RSU grant, due to changes in estimates for growth in sales and pretax income. Performance-based compensation expense for the three months ended June 30, 2014 was income of $.1 million. Performance-based compensation expense for the six months ended June 30, 2014 was $.4 million. During the three months ended June 30, 2014, a $.9 million reduction in performance-based compensation expense was recorded related to the 2013 performance-based RSU grant, due to changes in estimates for growth in pretax income. As of June 30, 2015, the remaining performance-based RSUs compensation expense of $2.9 million is expected to be recognized over a period of approximately 2.2 years.

The excess tax benefits from service and performance-based RSUs for the six months ended June 30, 2015 and 2014 was less than $.1 million and $.2 million, respectively, as reported on the Consolidated Statements of Cash Flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for RSUs vested in the current period.

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

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer LTIP restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of June 30, 2015, 290,470 shares have been deferred and are being held by the rabbi trust.

Share Option Awards

The LTIP plan permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At June 30, 2015 there were 21,500 shares remaining available for issuance under the LTIP. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

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

There were 0 and 17,000 options granted for the six months ended June 30, 2015 and 2014, respectively.

The fair value for the stock options granted in 2014 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2014
Risk-free interest rate	1.7%
Dividend yield	1.7%
Expected life (years)	5
Expected volatility	45.8%

Activity in the Company’s LTIP plan for six months ended June 30, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	47,750	$58.11
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	(2,000)	$52.21

Outstanding (vested and expected to vest) at June 30, 2015	45,750	$58.37	8.4	$0

Exercisable at June 30, 2015	19,750	$60.97	7.3	$0

The weighted-average grant-date fair value of options granted during 2014 was $25.79. There were 0 and 1,250 stock options exercised during the six months ended June 30, 2015 and 2014, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2014 was $0 and less than $.1 million, respectively. Cash received for the exercise of stock options during the six months ended June 30, 2015 and 2014 was $0 and $.1 million, respectively.

For the three and six months ended June 30, 2015, the Company recorded compensation expense related to the stock options currently vesting of less than $.1 million and $.1 million, respectively. For the three and six months ended June 30, 2014, the Company recorded compensation expense related to the stock options currently vesting of $.1 million and $.2 million, respectively. The total compensation cost related to nonvested awards not yet recognized at June 30, 2015 is expected to be a combined total of $.3 million over a weighted-average period of approximately 2 years.

NOTE H – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At June 30, 2015, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be Level 2 inputs. There have been no transfers in or out of Level 2 for the six months ended June 30, 2015. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	June 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$30,860	$30,855	$31,876	$31,865

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

NOTE J – NEW ACCOUNTING STANDARDS TO BE ADOPTED

In April 2015, the FASB issued Accounting Standards Update 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Topic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Earlier application is permitted. Amendments in this Update can be applied retrospectively or prospectively. The Company is currently not engaged in a cloud computing arrangement; however, it is evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements if it enters such an arrangement.

In April 2015, the FASB issued Accounting Standards Update 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” For an entity that has a significant event in an interim period that calls for a re-measurement of defined benefit plan assets and obligations, the amendments in this Update provide a practical expedient that permits the entity to re-measure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Earlier application is permitted. Amendments in this Update should be applied prospectively. The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. ASU 2014-09 requires an entity to recognize revenue in a matter that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with cumulative effect of initially applying the update recognized at the date of initial application. The amendment is effective for annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating what impact, if any, its adoption will have to the Company’s consolidated financial statements.

NOTE K – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three and six months ended June 30, 2015 and 2014. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net sales
PLP-USA	$34,540	$35,336	$66,497	$66,022
The Americas	18,399	25,356	34,548	48,590
EMEA	12,811	15,497	27,007	29,723
Asia-Pacific	22,119	23,792	45,607	45,571

Total net sales	$87,869	$99,981	$173,659	$189,906

Intersegment sales
PLP-USA	$2,082	$3,210	$4,900	$5,935
The Americas	1,328	1,271	2,716	2,636
EMEA	219	368	642	730
Asia-Pacific	2,042	2,561	3,934	4,759

Total intersegment sales	$5,671	$7,410	$12,192	$14,060

Income taxes
PLP-USA	$1,404	$2,085	$1,471	$2,924
The Americas	132	355	(243)	669
EMEA	206	479	734	817
Asia-Pacific	(956)	(393)	(980)	(485)

Total income taxes	$786	$2,526	$982	$3,925

Net income (loss)
PLP-USA	$2,868	$3,123	$2,046	$4,125
The Americas	427	1,178	(173)	2,508
EMEA	570	1,115	2,369	1,968
Asia-Pacific	(185)	(336)	(818)	(783)

Total net income	$3,680	$5,080	$3,424	$7,818

	June 30, 2015	December 31, 2014
Assets
PLP-USA	$100,574	$99,850
The Americas	80,437	85,017
EMEA	51,957	51,691
Asia-Pacific	111,761	117,093

	344,729	353,651
Corporate assets	315	316

Total assets	$345,044	$353,967

NOTE L – INCOME TAXES

The Company’s effective tax rate was 18% and 33% for the three months ended June 30, 2015 and 2014, respectively, and 22% and 33% for the six months ended June 30, 2015 and 2014, respectively. The lower effective tax rate for the three and six months ended June 30, 2015 compared to the U.S. federal statutory tax rate of 35% was primarily due to an increase in earnings in jurisdictions with lower tax rates than the U.S. federal statutory tax rate, where such earnings are permanently reinvested coupled with a favorable resolution of a foreign audit in the Asia Pacific region. The lower effective tax rate for the three and six months ended June 30, 2015 compared with the same periods for 2014 was primarily due to an increase in earnings in jurisdictions with lower tax rates than the U.S. federal statutory tax rate, where such earnings are permanently reinvested coupled with a favorable resolution of a foreign audit in the Asia Pacific region.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. No significant changes to the valuation allowance were reflected for the three and six months ended June 30, 2015.

As of June 30, 2015, the Company had gross unrecognized tax benefits of approximately $.2 million. Under the provisions of ASC 740, Accounting for Income Taxes, the Company reduced previously unrecognized tax benefits by $.6 million primarily due to the final resolution of an audit in the Asia Pacific region. The resolution of the audit in the Asia Pacific region was for an amount less than what had previously been accrued, and, as a result, $.2 million of the reduction of unrecognized tax benefits was recognized and affected the tax rate. The Company also recognized a related tax benefit for the reduction of accrued interest and penalties of $.5 million and $.1 million, respectively. The Company does not anticipate any material changes to the amount of unrecognized tax benefits within the next six months.

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

The following is a rollforward of the product warranty reserve:

	Six Months Ended June 30
	2015	2014
Beginning of period balance	$892	$1,140
Additions charged to income	42	155
Warranty usage	(139)	(75)
Currency translation	(44)	20

End of period balance	$751	$1,240

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

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weaken against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into fewer U.S. dollars. On average, foreign currencies weakened against the U.S. dollar in the second quarter and first half of 2015. The most significant currencies that contributed to this movement were the Australian dollar, the Brazilian real, the Canadian dollar and the South African rand. The fluctuations of foreign currencies during the three and six months ended June 30, 2015 had an unfavorable impact on net sales of $8.3 million and $14.8 million, respectively, compared to the same periods in 2014. On a reportable segment basis, the favorable (unfavorable) impact of foreign currency on net sales and net income for the three and six months ended June 30, 2015, was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income
(Thousands of dollars)	Three Months	Six Months	Three Months	Six Months
The Americas	$(3,622)	$(5,977)	$(148)	$(99)
EMEA	(2,285)	(4,285)	(34)	(166)
Asia-Pacific	(2,413)	(4,499)	98	204

Total	$(8,320)	$(14,761)	$(84)	$(61)

The following operating results for the three months ended June 30, 2015 are compared to the same period in 2014. Net sales for the three months ended June 30, 2015 of $87.9 million decreased $12.1 million, or 12%, compared to 2014. Excluding the effect of currency translation, net sales decreased 4%. As a percentage of net sales, gross profit decreased to 30.1% from 31.2% in 2014. Gross profit of $26.4 million decreased $4.8 million compared to 2014. Excluding the effect of currency translation, gross profit decreased $2.7 million, or 9%, compared to 2014. Costs and expenses of $21.3 million decreased $2.3 million compared to 2014. Excluding the effect of translation, costs and expenses decreased $.4 million compared to 2014. Operating income for the three months ended June 30, 2015 was $5.2 million, a decrease of $2.4 million compared to 2014. Net income for the three months ended June 30, 2015 of $3.7 million was a decrease of $1.4 million compared to the net income in 2014. The effect of currency translation reduced both operating income and net income $.1 million.

The following operating results for the six months ended June 30, 2015 are compared to the same period in 2014. For the six months ended June 30, 2015, net sales of $173.7 million decreased $16.2 million, or 9%, compared to 2014. The fluctuations of foreign currencies during the six months ended June 30, 2015 had an unfavorable impact on net sales of $14.8 million as compared to 2014. Excluding the impact of currency translation, sales decreased 1% compared to 2014. As a percentage of net sales, gross profit was 29.5% and 30.9% for the six months ended June 30, 2015 and 2014, respectively. Gross profit of $51.2 million decreased $7.4 compared to 2014. Excluding the unfavorable effect of currency translation of $3.7 million, gross profit decreased $3.7 million, or 6% compared to 2014. Costs and expenses of $46.1 million decreased $.7 million compared to 2014. Excluding the effect of translation, costs and expenses increased $2.9 million compared to 2014. Operating income for the six months ended June 30, 2015 of $5.1 million decreased $6.7 million compared to 2014. Net income for the six months ended June 30, 2015 of $3.4 million decreased $4.4 million compared to 2014. The effect of currency translation reduced both operating income and net income $.1 million.

The effect of currency translation was minimal on both operating income and net income compared to 2014; however, there was an incremental $1.0 million and $5.0 million in losses on foreign currency transactions for the three months and six months ended June 30, 2015, respectively, that negatively impacted the operating results as summarized in the following table:

	Foreign Currency Translation Impact
	Three Months Ended June 30		Six Months Ended June 30
(Thousands of dollars)	2015	2014	2015	2014
Operating income	$5,185	$7,612	$5,099	$11,825
Translation loss	132	(1)	120	165
Transaction (gain) loss	23	(981)	3,376	(1,610)

Operating income excluding currency impact	$5,340	$6,630	$8,595	$10,380

Despite the current global economy, we believe our business fundamentals are sound and strategically well-positioned as we remain focused on managing costs, driving sales volumes and delivering value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 14.1% and can borrow needed funds at an attractive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE MONTHS ENDED JUNE 30, 2014

The following table sets forth a summary of the Company’s Statement of Consolidated Income and the percentage of net sales for the three months ended June 30, 2015 and 2014. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended June 30
(Thousands of dollars)	2015		2014		Change	% Change
Net sales	$87,869	100.0%	$99,981	100.0%	$(12,112)	(12)%
Cost of products sold	61,425	69.9	68,784	68.8	(7,359)	(11)

GROSS PROFIT	26,444	30.1	31,197	31.2	(4,753)	(15)
Costs and expenses	21,259	24.2	23,585	23.6	(2,326)	(10)

OPERATING INCOME	5,185	5.9	7,612	7.6	(2,427)	(32)
Other income (expense)	(719)	(0.8)	(6)	0.0	(713)	NM

INCOME BEFORE INCOME TAXES	4,466	5.1	7,606	7.6	(3,140)	(41)
Income taxes	786	0.9	2,526	2.5	(1,740)	(69)

NET INCOME	$3,680	4.2%	$5,080	5.1%	$(1,400)	(28)%

NM- Not meaningful.

Net sales. For the three months ended June 30, 2015, net sales were $87.9 million, a decrease of $12.1 million, or 12%, from the three months ended June 30, 2014. Excluding the effect of currency translation, net sales decreased $3.8 million, or 4%, as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$34,540	$35,336	$(796)	$0	$(796)	(2)%
The Americas	18,399	25,356	(6,957)	(3,622)	(3,335)	(13)
EMEA	12,811	15,497	(2,686)	(2,285)	(401)	(3)
Asia-Pacific	22,119	23,792	(1,673)	(2,413)	740	3

Consolidated	$87,869	$99,981	$(12,112)	$(8,320)	$(3,792)	(4)%

The decrease in PLP-USA net sales of $.8 million, or 2%, was primarily due to a decrease in distribution sales along with a decline in special industries sales. International net sales for the three months ended June 30, 2015 were unfavorably affected by $8.3 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation. The Americas net sales of $18.4 million declined $3.3 million, or 13%, primarily due to a volume decrease in transmission sales. EMEA net sales of $12.8 million decreased $.4 million, or 3%, primarily due to a decrease in transmission projects in the region. In Asia-Pacific, net sales of $22.1 million increased $.7 million, or 3%, compared to 2014. The increase in net sales was primarily due to a volume increase in solar sales in the region while governments continued to defer the construction of transmission lines in a few locations in the region.

Gross profit. Gross profit of $26.4 million for the three months ended June 30, 2015 decreased $4.8 million, or 15%, compared to the three months ended June 30, 2014. Excluding the effect of currency translation, gross profit decreased $2.7 million, or 9%, as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$12,985	$12,968	$17	$0	$17	0%
The Americas	4,628	6,406	(1,778)	(950)	(828)	(13)
EMEA	4,030	5,397	(1,367)	(681)	(686)	(13)
Asia-Pacific	4,801	6,426	(1,625)	(438)	(1,187)	(18)

Consolidated	$26,444	$31,197	$(4,753)	$(2,069)	$(2,684)	(9)%

PLP-USA gross profit of $13.0 million was essentially unchanged compared to the same period in 2014. PLP-USA’s mix of sales shifted to produce a higher gross profit rate for 2015 compared to 2014 which offset the decline in gross profit due to the reduced sales volume. International gross profit for the three months ended June 30, 2015 was unfavorably impacted by $2.1 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit decrease of $.8 million was primarily the result of the $3.3 million sales decline coupled with a slight gross profit degradation due to foreign currency exchange losses for certain raw material acquisitions. The EMEA gross profit decreased $.7 million as a result of a $.4 million sales decrease along with a decline in gross profit due to a shift in sales mix. Asia-Pacific gross profit decreased $1.2 million as a result of a continued shift in sales mix towards lower gross profit sales throughout the segment.

Costs and expenses. Costs and expenses of $21.3 million for the three months ended June 30, 2015 decreased $2.3 million, or 10%, compared to 2014. Excluding the effect of currency translation, costs and expenses decreased $.4 million, or 2%, as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$8,612	$7,668	$944	$0	$944	12%
The Americas	4,144	4,862	(718)	(766)	48	1
EMEA	3,323	3,884	(561)	(630)	69	2
Asia-Pacific	5,180	7,171	(1,991)	(541)	(1,450)	(20)

Consolidated	$21,259	$23,585	$(2,326)	$(1,937)	$(389)	(2)%

PLP-USA costs and expenses increased $.9 million due to higher net foreign currency exchange losses. The foreign currency exchange losses are primarily related to translating into U.S. dollars our foreign currency denominated loans, trade receivables and royalty receivables from foreign subsidiaries at the quarter-end exchange rates. International costs and expenses for the three months ended June 30, 2015 were favorably impacted by $1.9 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $4.1 million had a negligible increase. EMEA costs and expenses of $3.3 million increased $.1 million due primarily to continued investment into newer offices in the region. Asia-Pacific costs and expenses of $5.2 million decreased $1.5 million primarily due to savings in personnel costs from staffing modifications implemented in 2014 along with overall tighter expense management.

Other income (expense). Other expense for the three months ended June 30, 2015 increased $.7 million compared to 2014. This increase was due to the reversal of a receivable recorded at the opening balance sheet date of a previous acquisition. The receivable represented the indemnification by the prior owner for unrecognized tax benefits. The resolution of a foreign income tax audit resulted in a tax liability for less than the previously recorded accrual. The difference was recorded as a tax benefit in income tax expense and the corresponding receivable, after receipt of the indemnified tax related amount, was recognized as other expense.

Income taxes. Income taxes for the three months ended June 30, 2015 and 2014 were $.8 million and $2.5 million, respectively, based on pretax income of $4.5 million and $7.6 million, respectively. The effective tax rate for the three months ended June 30, 2015 and 2014 was 18% and 33%, respectively, compared to the U.S. federal statutory rate of 35%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S., federal statutory income tax rate, and the relative amount of income earned in those jurisdictions. It is also affected by discrete items that may occur in any given period but are not consistent from year to year. In addition to the impact of state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2015

1.	A $.1 million, or 3%, increase resulting from U.S. permanent items, primarily related to the repatriation of foreign earnings.

2.	A $.2 million, or 4%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.

3.	A $.3 million, or 6%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

4.	A $.8 million, or 18%, decrease resulting from a favorable resolution of a foreign audit in our Asia Pacific segment for which a larger tax liability had previously been accrued.

2014

1.	A $.2 million, or 2%, increase resulting from U.S. permanent items primarily related to the repatriation of foreign earnings.

2.	A $.4 million, or 4%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

Net income. As a result of the preceding items, net income for the three months ended June 30, 2015 was $3.7 million, compared to net income of $5.1 million for the three months ended June 30, 2014. Excluding the effect of currency translation, net income decreased $1.3 million as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income (loss)
PLP-USA	$2,868	$3,123	$(255)	$0	$(255)	(8)%
The Americas	427	1,178	(751)	(148)	(603)	(51)
EMEA	570	1,115	(545)	(34)	(511)	(46)
Asia-Pacific	(185)	(336)	151	98	53	16

Consolidated	$3,680	$5,080	$(1,400)	$(84)	$(1,316)	(26)%

PLP-USA net income decreased $.3 million due to a $.9 million decrease in operating income partially offset by a decrease in income taxes of $.6 million. International net income for the three months ended June 30, 2015 decreased $.1 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income decreased $.6 million as a result of a $.8 million decrease in operating income partially offset by a decrease in income taxes of $.2 million. EMEA net income decreased $.5 million as a result of a decrease in operating income of $.7 million partially reduced by a decrease in income taxes of $.2 million. Asia-Pacific net loss decreased $.1 million as a result of a decrease of $.3 million in operating loss. In addition there was a $.8 million increase in other expense for the write off of a tax indemnification receivable, there was an increase in income tax benefit of $.6 million due to the write off of the corresponding tax liability associated with the tax indemnification receivable.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the six months ended June 30, 2015 and 2014. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended June 30
(Thousands of dollars)	2015		2014		Change	% Change
Net sales	$173,659	100.0%	$189,906	100.0%	$(16,247)	(9)%
Cost of products sold	122,455	70.5	131,261	69.1	(8,806)	(7)

GROSS PROFIT	51,204	29.5	58,645	30.9	(7,441)	(13)
Costs and expenses	46,105	26.5	46,820	24.7	(715)	(2)

OPERATING INCOME	5,099	2.9	11,825	6.2	(6,726)	(57)
Other income (expense)	(693)	(0.4)	(82)	0.0	(611)	NM

INCOME BEFORE INCOME TAXES	4,406	2.5	11,743	6.2	(7,337)	(62)
Income taxes	982	0.6	3,925	2.1	(2,943)	(75)

NET INCOME	$3,424	2.0%	$7,818	4.1%	$(4,394)	(56)%

NM- Not meaningful.

Net sales. For the six months ended June 30, 2015, net sales were $173.7 million, a decrease of $16.2 million, or 9%, from the six months ended June 30, 2014. Excluding the unfavorable effect of currency translation, net sales decreased $1.5 million, or 1%, as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$66,497	$66,022	$475	$0	$475	1%
The Americas	34,548	48,590	(14,042)	(5,977)	(8,065)	(17)
EMEA	27,007	29,723	(2,716)	(4,285)	1,569	5
Asia-Pacific	45,607	45,571	35	(4,499)	4,534	10

Consolidated	$173,659	$189,906	$(16,248)	$(14,761)	$(1,487)	(1)%

PLP-USA net sales of $66.5 million increased $.5 million, or 1%. The increase was primarily due to a net $.5 million increase in price/mix predominantly in its domestic telecommunications sales. International net sales of $107.2 million for the six months ended June 30, 2015 were unfavorably affected by $14.8 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $34.5 million decreased $8.1 million, or 17%, primarily due to lower volume in transmission sales. EMEA net sales of $27.0 million increased $1.6 million, or 5%, primarily due to increased volume in transmission sales even though there continued to be decreased spending on infrastructure in certain locations in the region. Asia-Pacific net sales of $45.6 million increased $4.5 million, or 10%, compared to the same period in 2014. The increase in net sales was primarily related to a $5.5 million increase in solar sales and $.8 million growth in transmission volume while slowing economies and government deferral of projects in various locations within the region led to a $1.8 million reduction in distribution sales.

Gross profit. Gross profit of $51.2 million for the six months ended June 30, 2015 decreased $7.4 million, or 13%, compared to the six months ended June 30, 2014. Excluding the effect of currency translation, gross profit decreased $ 3.7 million, or 6%, as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$24,013	$23,383	$630	$0	$630	3%
The Americas	8,271	12,614	(4,343)	(1,601)	(2,742)	(22)
EMEA	9,397	10,242	(845)	(1,367)	522	5
Asia-Pacific	9,523	12,406	(2,883)	(790)	(2,093)	(17)

Consolidated	$51,204	$58,645	$(7,441)	$(3,758)	$(3,683)	(6)%

PLP-USA gross profit of $24.0 million increased $.6 million compared to the same period in 2014. PLP-USA’s increase in gross profit was related to the increase in sales volume and an improved sales mix towards higher margin products. International gross profit for the six months ended June 30, 2015 was unfavorably impacted by $3.7 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit decrease of $2.7 million was primarily the result of a decrease in net sales along with a shift in sales mix towards lower margin products resulting in an overall decline in margin rate. The EMEA gross profit increased $.5 million as a result of increased net sales in the region. Asia-Pacific gross profit decreased $2.1 million as the overall sales increase was in lower margin products.

Costs and expenses. Costs and expenses of $46.1 million for the six months ended June 30, 2015 decreased $.7 million, or 2%, compared to the six months ended June 30, 2014. Excluding the effect of currency translation, costs and expenses increased 6% as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$20,306	$16,176	$4,130	$0	$4,130	26%
The Americas	8,797	9,353	(556)	(1,493)	937	10
EMEA	6,418	7,583	(1,165)	(1,139)	(26)	0
Asia-Pacific	10,584	13,708	(3,124)	(1,008)	(2,116)	(15)

Consolidated	$46,105	$46,820	$(715)	$(3,640)	$2,925	6%

PLP-USA costs and expenses increased $4.1 million primarily due to increased net foreign currency exchange losses of $3.7 million. The foreign currency exchange losses are principally related to translating into U.S. dollars our foreign denominated loans, trade receivables and royalty receivables from our foreign subsidiaries at the June month-end exchange rates. International costs and expenses for the six months ended June 30, 2015 were favorably impacted by $3.6 million when local currencies were translated to U.S. dollars. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses increase of $.9 million was primarily due to foreign currency exchange losses and increased personnel related expenses. The foreign currency exchange losses were principally related to certain locations acquiring production materials in currencies other than functional currencies. EMEA costs and expenses were essentially flat on a year-over-year basis. Asia-Pacific costs and expenses decreased $2.1 million primarily due to savings in personnel costs from staffing modifications implemented in 2014 along with overall tighter expense management.

Other income (expense). Other expense for the six months ended June 30, 2015 of $.7 million increased $.6 million compared to 2014. This increase was due to the reversal of a receivable recorded at the opening balance sheet date of a previous acquisition. The receivable represented the indemnification by the prior owner for unrecognized tax benefits. The resolution of a foreign income tax audit resulted in a tax liability for less than the previously recorded accrual. The difference was recorded as a tax benefit in income tax expense and the corresponding receivable, after receipt of the indemnified tax related amount, was recognized as other expense.

Income taxes. Income taxes for the six months ended June 30, 2015 and 2014 were $1.0 million and $3.9 million, respectively, based on pretax income of $4.4 million and $11.7 million, respectively. The effective tax rate for the six months ended June 30, 2015 and 2014 was 22% and 33%, respectively, compared to the U.S. federal statutory rate of 35%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S. federal statutory income tax rate, and the relative amount of income earned in those jurisdictions. It is also affected by discrete items that may occur in any given period but are not consistent from year to year. In addition to the impact of state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2015

1.	A $.5 million, or 12%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.

2.	A $.4 million, or 8%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

3.	A $.8 million, or 18%, decrease resulting from a favorable resolution of a foreign audit in our Asia Pacific segment for which a larger tax liability had previously been accrued.

2014

1.	A $.3 million, or 2%, increase resulting from U.S. permanent items, primarily related to the repatriation of foreign earnings.

2.	A $.2 million, or 2%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.

3.	A $.7 million, or 6%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

Net income. As a result of the preceding items, net income for the six months ended June 30, 2015 was $3.4 million, compared to $7.8 million for the six months ended June 30, 2014. Excluding the effect of currency translation, net income decreased $4.3 million as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income (loss)
PLP-USA	$2,046	$4,125	$(2,079)	$0	$(2,079)	(50)%
The Americas	(173)	2,508	(2,681)	(99)	(2,582)	(103)
EMEA	2,369	1,968	401	(166)	567	29
Asia-Pacific	(818)	(783)	(35)	204	(239)	(31)

Consolidated	$3,424	$7,818	$(4,394)	$(61)	$(4,333)	(55)%

PLP-USA net income decreased $2.1 million due to a $3.5 million decrease in operating income partially offset by lower income taxes of $1.4 million. International net income for the six months ended June 30, 2015 was affected $.1 million on a consolidated basis when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income decreased $2.6 million as a result of a $3.7 million decrease in operating income partially offset by $.2 million net decrease in other expense along with a $.9 million reduction for income tax expense. EMEA net income increased $.6 million predominantly from its increased operating income. Asia-Pacific net loss increased $.2 million. While the operating loss remained essentially the same year-over-year, the net tax benefit for the region was $.2 million less than the previously mentioned tax indemnification receivable write off.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2014 and are, therefore, not presented herein.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Management Assessment of Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operating needs, repay debt, fund additional investments, including acquisitions, and make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividends, business acquisitions and access to bank lines of credit.

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In 2015, we used cash of $4.6 million for capital expenditures. We ended the second quarter of 2015 with $30.7 million of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Our financial position remains strong and our current ratio was 3.6 to 1 at June 30, 2015. Total debt at June 30, 2015 was $33.3 million. At June 30, 2015, our unused availability under our line of credit was $16.2 million and our bank debt to equity percentage was 14.1%. The term of our credit facility extends through January 2017 at an interest rate of LIBOR plus 1.125%. The line of credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At June 30, 2015 and December 31, 2014, we were in compliance with these covenants.

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

We earn a significant amount of our operating income outside the United States, which, except for current earnings, is deemed to be indefinitely reinvested in foreign jurisdictions. At June 30, 2015, the majority of our cash and cash equivalents are held outside the U.S. We currently do not intend nor foresee a need to repatriate these funds. We expect domestic cash generated from operations, U.S. cash balances, external borrowings, or some combination of these sources to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment, and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Sources and Uses of Cash

Cash increased $1.1 million for the six months ended June 30, 2015. Net cash provided by operating activities was $7.7 million. The major investing and financing uses of cash were capital expenditures of $4.6 million and dividends of $2.3 million. Currency had a favorable $1.4 million impact on cash and cash equivalents when translating foreign denominated financial statements to U.S. dollars.

Net cash provided by operating activities for the six months ended June 30, 2015 decreased $2.8 million compared to the six months ended June 30, 2014. The decrease was primarily a result of a decrease in net income of $4.4 million, a decrease in deferred income taxes of $1.5 million and a decrease in non-cash items of $.3 million all partially offset by a decrease in operating assets (net of operating liabilities) of $3.4 million.

Net cash used by investing activities for the six months ended June 30, 2015 of $5.3 million represents a decrease of $21.6 million when compared to cash used in investing activities in the six months ended June 30, 2014. The decrease was primarily related to cash expended for the business acquisition of Helix in the first half of 2014 of $14.7 million, net of cash acquired, along with a decline in capital expenditures of $6.8 million. Additionally, in 2015 compared to the same period in 2014, there was an increase in restricted cash of $.4 million and $.5 million generated in proceeds from the sale of property and equipment.

Cash used in financing activities for the six months ended June 30, 2015 was $2.7 million compared to $18.3 million cash provided from financing activities for the six months ended June 30, 2014. The decrease of $21.0 million was primarily a result of a decrease in net debt borrowings in 2015 compared to 2014 of $20.6 million. This reduction was predominantly related to the Helix acquisition in 2014 and an increase in loan payments in 2015.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” or ASU 2014-08. ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. We are required to adopt ASU 2014-08 prospectively for all disposals or components of the business classified as held for sale during the fiscal period beginning after December 15, 2014. We adopted the guidance in the first quarter of 2015 and it did not have an effect on our results of operations, financial condition or cash flows.

NEW ACCOUNTING STANDARDS TO BE ADOPTED

In April 2015, the FASB issued Accounting Standards Update 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Topic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Earlier application is permitted. Amendments in this Update can be applied retrospectively or prospectively. We are currently not engaged in a cloud computing arrangement; however, we are evaluating what impact, if any, its adoption will have to the presentation of our consolidated financial statements if we enter such an arrangement.

In April 2015, the FASB issued Accounting Standards Update 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” For an entity that has a significant event in an interim period that calls for a re-measurement of defined benefit plan assets and obligations, the amendments in this Update provide a practical expedient that permits the entity to re-measure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Earlier application is permitted. Amendments in this Update should be applied prospectively. We are currently evaluating what impact, if any, its adoption will have to the presentation of our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. ASU 2014-09 requires an entity to recognize revenue in a matter that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with cumulative effect of initially applying the update recognized at the date of initial application. The amendment is effective for annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. We are currently evaluating what impact, if any, its adoption will have to our consolidated financial statements.

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

The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:

•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States (U.S.), Canada, Australia and Western Europe and may grow slowly or experience prolonged delay in developing regions despite expanding power needs;

•	The potential impact of the global economic condition on the Company’s ongoing profitability and future growth opportunities in our core markets in the U.S. and other foreign countries where the financial situation is expected to be similar going forward;

•	Decrease in infrastructure spending globally as a result of worldwide depressed spending;

•	The ability of our customers to raise funds needed to build the facilities their customers require;

•	Technological developments that affect longer-term trends for communication lines, such as wireless communication;

•	The decreasing demand for product supporting copper-based infrastructure due to the introduction of products using new technologies or adoption of new industry standards;

•	The Company’s success at continuing to develop proprietary technology and maintaining high quality products and customer service to meet or exceed new industry performance standards and individual customer expectations;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful at expanding the Company’s product line or production facilities into new areas or implementing efficiency measures at existing facilities;

•	The effects of fluctuation in currency exchange rates upon the Company’s foreign subsidiaries’ operations and reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	The Company’s ability to identify, complete, obtain funding for and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	Strikes and other labor disruptions;

•	Changes in significant government regulations affecting environmental compliances;

•	The telecommunication market’s continued deployment of Fiber-to-the-Premises; and

•	Those factors described under the heading “Risk Factors” on page 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 12, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of June 30, 2015, the Company had no foreign currency forward exchange contract outstanding. The Company does not hold derivatives for trading purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $6.3 million and on income before tax of $3.3 million.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $33.3 million at June 30, 2015. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.3 million for the six months ended June 30, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2015 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On February 24, 2014, the Company announced that the Board of Directors authorized a plan to repurchase up to 250,000 of Preformed Line Products Company common shares. The repurchase plan does not have an expiration date. The following table includes repurchases for the three months ended June 30, 2015:

Period (2015)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April	0	$0.00	8,700	241,300
May	1,700	$42.31	10,400	239,600
June	1,500	$38.85	11,900	238,100

Total	3,200	$40.69

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2015	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2015	/s/ Eric R. Graef
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