Form 10-Q
period 2015-09-30
PREFORMED LINE PRODUCTS CO
filed 2015-11-09
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015	Commission file number: 0-31164

Preformed Line Products Company

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-0676895
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

660 Beta Drive Mayfield Village, Ohio	44143
(Address of Principal Executive Office)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding as of November 1, 2015: 5,272,030.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$26,870	$29,643
Accounts receivable, less allowances of $2,135 ($2,370 in 2014)	66,195	67,942
Inventories - net	73,071	80,037
Deferred income taxes	8,886	7,249
Prepaids	5,908	6,926
Prepaid taxes	4,671	2,241
Other current assets	7,904	6,625

TOTAL CURRENT ASSETS	193,505	200,663

Property, plant and equipment - net	92,209	102,531
Patents and other intangibles - net	11,323	14,121
Goodwill	15,551	17,792
Deferred income taxes	6,656	5,773
Other assets	12,477	13,087

TOTAL ASSETS	$331,721	$353,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$1,027	$1,809
Current portion of long-term debt	104	116
Trade accounts payable	22,392	22,332
Accrued compensation and amounts withheld from employees	12,318	9,876
Accrued expenses and other liabilities	12,923	13,021
Accrued profit-sharing and other benefits	5,082	5,151
Dividends payable	1,073	1,220
Income taxes payable and deferred income taxes	839	1,802

TOTAL CURRENT LIABILITIES	55,758	55,327

Long-term debt, less current portion	31,659	31,749
Unfunded pension obligation	12,336	12,503
Income taxes payable	193	1,735
Deferred income taxes	4,324	3,283
Other noncurrent liabilities	6,865	6,445

SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,296,036 and 5,397,138 issued and outstanding, net of 922,425 and 819,424 treasury shares at par, respectively, at September 30, 2015 and December 31, 2014	10,592	10,794
Common shares issued to rabbi trust, 291,021 and 292,609 shares at September 30, 2015 and December 31, 2014	(11,657)	(11,790)
Deferred compensation liability	11,657	11,790
Paid-in capital	22,344	22,795
Retained earnings	241,557	244,470
Accumulated other comprehensive loss	(53,907)	(35,134)

TOTAL SHAREHOLDERS’ EQUITY	220,586	242,925

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$331,721	$353,967

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
(Thousands of dollars, except per share data)

Net sales	$89,046	$102,100	$262,705	$292,006
Cost of products sold	62,887	69,645	185,342	200,906

GROSS PROFIT	26,159	32,455	77,363	91,100

Costs and expenses
Selling	7,893	9,444	22,852	27,010
General and administrative	8,010	10,153	27,596	32,147
Research and engineering	3,745	4,399	11,320	12,357
Other operating expense - net	4,425	3,324	8,410	2,626

	24,073	27,320	70,178	74,140

OPERATING INCOME	2,086	5,135	7,185	16,960

Other income (expense)
Interest income	103	138	317	345
Interest expense	(141)	(141)	(423)	(504)
Other income - net	93	162	(531)	236

	55	159	(637)	77

INCOME BEFORE INCOME TAXES	2,141	5,294	6,548	17,037

Income taxes	1,935	2,739	2,918	6,664

NET INCOME	$206	$2,555	$3,630	$10,373

BASIC EARNINGS PER SHARE
Net income	$0.04	$0.48	$0.67	$1.93

DILUTED EARNINGS PER SHARE
Net income	$0.04	$0.48	$0.67	$1.92

Cash dividends declared per share	$0.20	$0.20	$0.60	$0.60

Weighted-average number of shares outstanding - basic	5,356	5,372	5,381	5,384

Weighted-average number of shares outstanding - diluted	5,372	5,376	5,397	5,389

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
(Thousands of dollars)

Net income	$206	$2,555	$3,630	$10,373

Other comprehensive loss, net of tax
Foreign currency translation adjustment	(10,001)	(9,813)	(19,046)	(5,688)
Recognized net actuarial loss (net of tax provision of $59 and $2 for the three months ended September 30, 2015 and 2014, respectively, and net of tax provision $164 and $5 for the nine months ended September 30, 2015 and 2014, respectively)	99	2	273	7

Other comprehensive loss, net of tax	(9,902)	(9,811)	(18,773)	(5,681)

Comprehensive income (loss)	$(9,696)	$(7,256)	$(15,093)	$4,692

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
	2015	2014
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$3,630	$10,373

Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	9,094	9,584
Provision for accounts receivable allowances	413	773
Provision for inventory reserves	1,005	1,238
Deferred income taxes	(1,919)	(367)
Share-based compensation expense	(546)	788
Excess tax benefits from share-based awards	(20)	(160)
Other - net	371	116
Changes in operating assets and liabilities (excluding impact of acquired assets):
Accounts receivable	(3,874)	(5,414)
Inventories	(2,913)	(2,861)
Trade accounts payables and accrued liabilities	7,406	6,576
Income taxes payable	(1,696)	408
Other - net	(3,079)	30

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,872	21,084

INVESTING ACTIVITIES
Capital expenditures	(6,709)	(14,485)
Business acquisitions, net of cash acquired	0	(14,975)
Proceeds from the sale of property and equipment	917	123
Restricted cash and purchase of fixed-term deposits	(2,419)	(814)

NET CASH USED IN INVESTING ACTIVITIES	(8,211)	(30,151)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	(146)	188
Proceeds from the issuance of long-term debt	39,995	60,427
Payments of long-term debt	(40,033)	(41,416)
Dividends paid	(3,176)	(3,312)
Excess tax benefits from share-based awards	20	160
Proceeds from issuance of common shares	80	167
Purchase of common shares for treasury	(2,378)	(104)
Purchase of common shares for treasury from related parties	(1,215)	(2,130)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(6,853)	13,980

Effects of exchange rate changes on cash and cash equivalents	4,419	(482)

Net increase (decrease) in cash and cash equivalents	(2,773)	4,431

Cash and cash equivalents at beginning of year	29,643	24,291

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,870	$28,722

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2015.

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

NOTE B – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	September 30,	December 31,
	2015	2014

Finished products	$37,859	$41,634
Work-in-process	8,053	7,964
Raw materials	37,512	40,423

	83,424	90,021
Excess of current cost over LIFO cost	(4,034)	(4,471)
Noncurrent portion of inventory	(6,319)	(5,513)

	$73,071	$80,037

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $26.4 million at September 30, 2015 and $27 million at December 31, 2014. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three and nine months ended September 30, 2015, the net change in LIFO inventories resulted in a $.4 million benefit to Income before income taxes for each period. During the three and nine months ended September 30, 2014, the net change in LIFO inventories resulted in a $.2 million and $.1 million charge to Income before income taxes, respectively.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment - net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	September 30,	December 31,
	2015	2014

Land and improvements	$12,219	$14,173
Buildings and improvements	72,093	75,587
Machinery and equipment	136,475	144,213
Construction in progress	4,087	3,382

	224,874	237,355
Less accumulated depreciation	132,665	134,824

	$92,209	$102,531

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

NOTE C – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”). Net periodic benefit cost for this plan included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Service cost	$88	$29	$142	$88
Interest cost	361	340	1,077	1,021
Expected return on plan assets	(456)	(448)	(1,386)	(1,344)
Recognized net actuarial loss	158	4	436	12

Net periodic benefit cost (income)	$151	$(75)	$269	$(223)

No contributions were made to the Plan during the nine months ended September 30, 2015. The Company does not anticipate contributing to the Plan in 2015.

NOTE D – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Defined benefit	Currency		Defined benefit	Currency
	pension plan	Translation		pension plan	Translation
	activity	Adjustment	Total	activity	Adjustment	Total
Balance at July 1	$(6,833)	$(37,172)	$(44,005)	$(1,900)	$(11,672)	$(13,572)
Other comprehensive income (loss) before reclassifications:
Loss on foreign currency translation adjustment	0	(10,001)	(10,001)	0	(9,813)	(9,813)

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	99	0	99	2	0	2

Net current period other comprehensive income (loss)	99	(10,001)	(9,902)	2	(9,813)	(9,811)

Balance at September 30	$(6,734)	$(47,173)	$(53,907)	$(1,898)	$(21,485)	$(23,383)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Defined benefit	Currency		Defined benefit	Currency
	pension plan	Translation		pension plan	Translation
	activity	Adjustment	Total	activity	Adjustment	Total
Balance at January 1	$(7,007)	$(28,127)	$(35,134)	$(1,905)	$(15,797)	$(17,702)
Other comprehensive income (loss) before reclassifications:
Loss on foreign currency translation adjustment	0	(19,046)	(19,046)	0	(5,688)	(5,688)

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	273	0	273	7	0	7

Net current period other comprehensive income (loss)	273	(19,046)	(18,773)	7	(5,688)	(5,681)

Balance at September 30	$(6,734)	$(47,173)	$(53,907)	$(1,898)	$(21,485)	$(23,383)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE E – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Numerator
Net income	$206	$2,555	$3,630	$10,373

Denominator
Determination of shares
Weighted-average common shares outstanding	5,356	5,372	5,381	5,384
Dilutive effect - share-based awards	16	4	16	5

Diluted weighted-average common shares outstanding	5,372	5,376	5,397	5,389

Earnings per common share
Basic	$0.04	$0.48	$0.67	$1.93

Diluted	$0.04	$0.48	$0.67	$1.92

For the three and nine months ended September 30, 2015, 59,750 and 51,850 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. For the three and nine months ended September 30, 2014, 25,750 and 20,750 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

For the three and nine months ended September 30, 2015, there were no restricted share units excluded from the calculation of diluted earnings per share. For the three and nine months ended September 30, 2014, 51,425 and 49,967 restricted share units, respectively, were excluded from the calculation of diluted earnings per share as the effect of the settlement in common shares would have been anti-dilutive.

NOTE F – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	September 30, 2015		December 31, 2014
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets
Patents	$4,816	$(4,799)	$4,823	$(4,730)
Land use rights	1,184	(172)	1,247	(164)
Trademark	1,667	(847)	1,888	(814)
Technology	2,905	(788)	3,432	(734)
Customer relationships	11,623	(4,265)	13,104	(3,931)

	$22,195	$(10,871)	$24,494	$(10,373)

Indefinite-lived intangible assets
Goodwill	$15,551		$17,792

The aggregate amortization expense for other intangibles with finite lives for the three and nine months ended September 30, 2015 was $.3 million and $.9 million, respectively. The aggregate amortization expense for other intangibles with finite lives for the three and nine months ended September 30, 2014 was $.4 million and $1.2 million, respectively. Amortization expense is estimated to be $.3 million for the remaining period of 2015, $1 million annually for 2016 and 2017 and $.9 million annually for 2018 and 2019. The weighted-average remaining amortization period is approximately 21 years. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 10.3 years; land use rights, 59.6 years; trademark, 10.1 years; technology, 16.2 years; and customer relationships, 14.4 years.

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

During the third quarter of 2015, the Company’s market capitalization dropped below its equity carrying value. This was identified as an interim indicator of impairment. As such, the Company performed an interim goodwill impairment assessment of its Asia-Pacific reporting unit and one of its reporting units within The Americas segment. The result of this interim assessment was the Company passed step one by a margin of 16% and 24%, respectively, for the two reporting units, which compares to a margin of 24% and 39%, respectively, at October 1, 2014. The Company had goodwill balances of $8.3 million and $4.1 million, respectively, for these reporting units at September 30, 2015. The weighted average cost of capital and long-term growth assumptions used in the Company’s assessment were 14.7% and 3%, respectively, for its Asia Pacific reporting unit and 13.5% and 3%, respectively, for the reporting unit within The America’s segment. While it was determined that there was no impairment at September 30, 2015, the Company will continue to monitor the results of these operations as there is a reasonable possibility of a future impairment charge and significant uncertainties regarding the recoverability of the respective carrying values.

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2015, are as follows:

	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2015	$7,750	$1,528	$8,514	$17,792
Currency translation	(621)	(159)	(1,461)	(2,241)

Balance at September 30, 2015	$7,129	$1,369	$7,053	$15,551

NOTE G – SHARE-BASED COMPENSATION

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the nine months ended September 30, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	12,000	$41.44
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	0	$0.00

Outstanding (exercisable and vested) at September 30, 2015	12,000	$41.44	2.1	$11

There were 0 and 1,000 stock options exercised during the nine months ended September 30, 2015 and 2014, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014 was $0 and less than $.1 million, respectively. Cash received for the exercise of stock options during the nine months ended September 30, 2015 and 2014 was $0 and less than $.1 million, respectively.

For the nine months ended September 30, 2015 and 2014, the Company recorded no compensation expense related to stock options for either period as all options were fully vested.

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

A summary of the RSUs for the nine months ended September 30, 2015 is as follows:

	Restricted Share Units
	Performance		Total	Weighted-Average
	and Service	Service	Restricted	Grant-Date
	Required	Required	Share Units	Fair Value
Nonvested as of January 1, 2015	88,508	10,413	98,921	$67.36
Granted	50,927	6,073	57,000	45.85
Vested	0	0	0	0.00
Forfeited	0	0	0	0.00

Nonvested as of September 30, 2015	139,435	16,486	155,921	$59.50

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Compensation expense related to the time-based RSUs for the three and nine months ended September 30, 2015 was $.1 million and $.2 million, respectively. Compensation expense related to the time-based RSUs for the three and nine months ended September 30, 2014 was $.1 million and $.2 million, respectively. As of September 30, 2015, there was $.4 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 1.7 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income and sales growth over a requisite performance period. Depending on the extent to which the performance criterions are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. For the three months and nine months ended September 30, 2015 a $1 million and $.8 million reduction, respectively, to performance-based compensation expense was recorded. During the three and nine months ended September 30, 2015, a $.8 million reduction in performance-based compensation expense was recorded for each period related to the 2013 performance-based RSU grant, due to changes in estimates for growth in sales and pretax income. During the three and nine months ended September 30, 2015, a $.6 million and $1.2 million, respectively, reduction in performance-based compensation expense was recorded related to the 2014 performance-based RSU grant, due to changes in estimates for growth in sales and pre-tax income. Performance-based compensation expense for the three months ended September 30, 2014 was a reduction of expense of less than $.1 million. Performance-based compensation expense for the nine months ended September 30, 2014 was $.4 million. During the three and nine months ended September 30, 2014, a $.2 million and $1.1 million reduction, respectively, in performance-based compensation expense was recorded related to the 2013 performance-based RSU grant, due to changes in estimates for growth in pre-tax income. During the three and nine months ended September 30, 2014, a $.4 million reduction in performance-based compensation expense was recorded related to the 2012 performance-based RSU grant, due to changes in estimates for growth in pre-tax income. As of September 30, 2015, the remaining performance-based RSUs compensation expense of $1.9 million is expected to be recognized over a period of approximately 2.25 years.

The excess tax benefits from service and performance-based RSUs for the nine months ended September 30, 2015 and 2014 was less than $.1 million and $.2 million, respectively, as reported on the Statements of Consolidated Cash Flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for RSUs vested in the current period.

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

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer LTIP restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of September 30, 2015, 291,021 shares have been deferred and are being held by the rabbi trust.

Share Option Awards

The LTIP plan permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At September 30, 2015, there were 19,500 shares remaining available for issuance under the LTIP. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years, and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

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

There were 2,000 and 22,000 options granted for the nine months ended September 30, 2015 and 2014, respectively.

The fair value for the stock options granted in 2015 and 2014 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2015	2014
Risk-free interest rate	2.1%	1.8%
Dividend yield	1.6%	1.7%
Expected life (years)	5	5
Expected volatility	38.5%	44.3%

Activity in the Company’s LTIP plan for nine months ended September 30, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	47,750	$58.11
Granted	2,000	$37.44
Exercised	0	$0.00
Forfeited	(2,000)	$52.21

Outstanding (vested and expected to vest) at September 30, 2015	47,750	$57.50	8.2	$0

Exercisable at September 30, 2015	22,250	$60.48	7.3	$0

The weighted-average grant-date fair value of options granted during 2015 and 2014 was $11.78 and 20.83. There were 0 and 1,250 stock options exercised during the nine months ended September 30, 2015 and 2014, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014 was $0 and less than $.1 million, respectively. Cash received for the exercise of stock options during the nine months ended September 30, 2015 and 2014 was $0 and $.1 million, respectively.

For the three and nine months ended September 30, 2015, the Company recorded compensation expense related to the stock options currently vesting of $.1 million and $.2 million, respectively. For the three and nine months ended September 30, 2014, the Company recorded compensation expense related to the stock options currently vesting of $.1 million and $.2 million, respectively. The total compensation cost related to nonvested awards not yet recognized at September 30, 2015 is expected to be a combined total of $.3 million over a weighted-average period of approximately 1.8 years.

NOTE H – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At September 30, 2015, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be Level 2 inputs. There have been no transfers in or out of Level 2 for the nine months ended September 30, 2015. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	September 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value

Long-term debt and related current maturities	$31,767	$31,763	$31,876	$31,865

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

NOTE J – NEW ACCOUNTING STANDARDS TO BE ADOPTED

In July 2015, the FASB issued Accounting Standards Update 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update are effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. ASU 2014-09 requires an entity to recognize revenue in a matter that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with cumulative effect of initially applying the update recognized at the date of initial application. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date of the amendment to annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

NOTE K – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three and nine months ended September 30, 2015 and 2014. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net sales
PLP-USA	$33,616	$38,636	$100,113	$104,658
The Americas	18,346	22,979	52,897	71,569
EMEA	12,402	17,327	39,408	47,050
Asia-Pacific	24,682	23,158	70,287	68,729

Total net sales	$89,046	$102,100	$262,705	$292,006

Intersegment sales
PLP-USA	$2,090	$3,551	$6,990	$9,486
The Americas	1,324	1,735	4,040	4,371
EMEA	190	490	832	1,220
Asia-Pacific	2,151	4,173	6,085	8,932

Total intersegment sales	$5,755	$9,949	$17,947	$24,009

Income taxes
PLP-USA	$805	$627	$2,276	$3,551
The Americas	431	324	188	993
EMEA	473	600	1,207	1,417
Asia-Pacific	226	1,188	(753)	703

Total income taxes	$1,935	$2,739	$2,918	$6,664

Net income
PLP-USA	$638	$2,992	$2,680	$7,117
The Americas	1,009	(12)	845	2,496
EMEA	1,106	1,708	3,473	3,676
Asia-Pacific	(2,547)	(2,133)	(3,368)	(2,916)

Total net income	$206	$2,555	$3,630	$10,373

	September 30, 2015	December 31, 2014

Assets
PLP-USA	$102,466	$99,850
The Americas	72,338	85,017
EMEA	50,659	51,691
Asia-Pacific	105,943	117,093

	331,406	353,651
Corporate assets	315	316

Total assets	$331,721	$353,967

NOTE L – INCOME TAXES

The Company’s effective tax rate was 90% and 52% for the three months ended September 30, 2015 and 2014, respectively, and 45% and 39% for the nine months ended September 30, 2015 and 2014, respectively. The income tax expense for this period was determined based on an estimated annual effective tax rate of 33% for the twelve month period ending December 31, 2015. The effective tax rate for the three months ended September 30, 2015 differs from the estimated annual 2015 effective tax rate primarily due to an increase in losses in jurisdictions where no tax benefit is recognized coupled with a relatively low level of pre-tax income during the quarter. The higher effective tax rate for the three and nine months ended September 30, 2015 compared to the U.S. federal statutory income tax rate of 35% was primarily due to an increase in losses in jurisdictions where no tax benefit is recognized.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. No significant changes to the valuation allowance were reflected for the three and nine months ended September 30, 2015.

As of September 30, 2015, the Company had gross unrecognized tax benefits of approximately $.2 million. Under the provisions of ASC 740, Accounting for Income Taxes, the Company does not anticipate any material changes to the amount of unrecognized tax benefits within the next three months.

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

The following is a rollforward of the product warranty reserve:

	Nine Months Ended September 30
	2015	2014

Beginning of period balance	$892	$1,140
Additions charged to income	17	205
Warranty usage	(139)	(103)
Currency translation	(108)	(11)

End of period balance	$662	$1,231

NOTE N – BUSINESS COMBINATIONS

On January 31, 2014, the Company acquired Helix Uniformed Limited (Helix), located in Montreal, Quebec, Canada. From an accounting perspective, the acquisition is not considered material. The acquisition of Helix diversified the Company’s business in Canada, expand its manufacturing footprint and enhance its engineering capabilities. The results of Helix are included in The Americas reportable segment.

NOTE O – CHARGES RELATED TO RESTRUCTURING ACTIVITIES

During 2015, the Company reconfigured one of its operations within its Asia Pacific segment by reducing its workforce and manufacturing facilities while outsourcing its production predominantly to its locations with lower cost operations. This was done in response to a slowdown in economic activity in the region as well as continued downward market pressure on prices. We expect total costs related to this reconfiguration to be approximately $2.7 million. Additionally, the Company initiated reconfiguration in The Americas segment which will be primarily a reduction in personnel and facilities in response to downward market pressure on prices. The total charges for The Americas segment are anticipated to be less than $1 million. Both of these actions are expected to reduce infrastructure and manufacturing costs.

Charges for the three months ended September 30, 2015 totaled $2.1 million including charges for severance ($.7 million), lease termination costs ($1.2 million) and asset disposals ($.2 million) principally in the Company’s Asia-Pacific segment ($1.9 million). Severance charges included $.2 million for The Americas segment. The difference between the anticipated total charges and recognized cost for the three months ended September 30, 2015 for The Americas segment will be recorded when facilities are vacated and as certain employees’ services cease. The Company plans to transfer production activities to its PLP-USA segment over the next six months. The costs recorded for the three months ended September 30, 2015 are included in Cost of products sold ($1.8 million), Research and engineering expense ($.1 million) and Other operating expense ($.2 million).

Charges for the nine months ended September 30, 20 15 totaled $2.7 million including charges for severance ($1.3 million), lease termination costs ($1.2 million) and asset disposals ($.2 million) principally in The Asia-Pacific segment ($2.5 million). Severance charges included $.2 million for the Company’s Americas segment. These costs are included in Cost of products sold ($2.4 million), Research and engineering expense ($.1 million) and Other operating expense ($.2 million).

The restructuring liability is recorded in Accrued compensation and amounts withheld from employees, Accrued expenses and other liabilities and Other noncurrent liabilities.

A summary by reporting segment of the accruals recorded as a result of the restructuring is as follows:

	Severance	Lease Termination Costs	Asset Disposals	Total

December 31, 2014 Balance

Total	$0	$0	$0	$0

Charges
The Americas	$173	$0	$0	$173

Asia-Pacific	1,097	1,195	185	2,477

Total	1,270	1,195	185	2,650

Payments and other adjustments
The Americas	0	0	0	0

Asia-Pacific	(1,097)	(410)	(185)	(1,692)

Total	(1,097)	(410)	(185)	(1,692)

September 30, 2015 Balance
The Americas	173	0	0	173

Asia-Pacific	0	785	0	785

Total	$173	$785	$0	$958

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

OVERVIEW

Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) was incorporated in Ohio in 1947. We are an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information

(data communication), and other similar industries. Our primary products support, protect, connect, terminate, and secure cables and wires. We also provide solar hardware systems and mounting hardware for a variety of solar power applications. Our goal is to achieve profitable growth as a leader in the research, innovation, development, manufacture, and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets. We have 29 sales and manufacturing operations in 17 different countries.

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

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weaken against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into fewer U.S. dollars. On average, foreign currencies weakened against the U.S. dollar in the third quarter and first nine months of 2015. The fluctuations of foreign currencies during the three and nine months ended September 30, 2015 had an unfavorable impact on net sales of $11.6 million and $26.3 million, respectively, compared to the same periods in 2014. On a reportable segment basis, the favorable (unfavorable) impact of foreign currency on net sales and net income for the three and nine months ended September 30, 2015, was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income
(Thousands of dollars)	Three Months	Nine Months	Three Months	Nine Months
The Americas	$(5,087)	$(11,057)	$(262)	$(363)
EMEA	(2,115)	(6,407)	(83)	(249)
Asia-Pacific	(4,372)	(8,863)	1,018	1,222

Total	$(11,574)	$(26,327)	$673	$610

The following operating results for the three months ended September 30, 2015 are compared to the same period in 2014. Net sales for the three months ended September 30, 2015 of $89.0 million decreased $13.1 million, or 13%, compared to 2014. Excluding the unfavorable effect of currency translation, net sales decreased 1%. As a percentage of net sales, gross profit decreased to 29.4% from 31.8% in 2014. Gross profit of $26.2 million decreased $6.3 million compared to 2014. Excluding the unfavorable effect of currency translation, gross profit decreased $3.5 million, or 11%, compared to 2014. Costs and expenses of $24.1 million decreased $3.2 million compared to 2014. Excluding the favorable effect of translation, costs and expenses decreased $.1 million compared to 2014. Operating income for the three months ended September 30, 2015 was $2.1 million, a decrease of $3.0 million compared to 2014. Net income for the three months ended September 30, 2015 of $.2 million was a decrease of $2.3 million compared to the net income in 2014. The effect of currency translation increased operating income $.3 million and increased net income $.7 million.

The following operating results for the nine months ended September 30, 2015 are compared to the same period in 2014. For the nine months ended September 30, 2015, net sales of $262.7 million decreased $29.3 million, or 10%, compared to 2014. The fluctuations of foreign currencies during the nine months ended September 30, 2015 had an unfavorable impact on net sales of $26.3 million as compared to 2014. Excluding the unfavorable impact of currency translation, sales decreased 1% compared to 2014. As a percentage of net sales, gross profit was 29.4% and 31.2% for the nine months ended September 30, 2015 and 2014, respectively. Gross profit of $77.4 million decreased $13.7 compared to 2014. Excluding the unfavorable effect of currency translation of $6.5 million, gross profit decreased $7.2 million, or 8% compared to 2014. Costs and expenses of $70.2 million decreased $4.0 million compared to 2014. Excluding the favorable effect of currency translation, costs and expenses increased $2.8 million compared to 2014. Operating income for the nine months ended September 30, 2015 of $7.2 million decreased $9.8 million compared to 2014. Net income for the nine months ended September 30, 2015 of $3.6 million decreased $6.7 million compared to 2014. The favorable effect of currency translation increased operating income $.2 million and net income $.6 million.

While the effect of currency translation was a slight addition to both operating income and net income compared to 2014, there was an incremental $1.7 million and $6.7 million in losses on foreign currency transactions for the three months and nine months ended September 30, 2015, respectively, that negatively impacted the operating results as summarized in the following table:

	Foreign Currency Translation Impact
	Three Months Ended September 30		Nine Months Ended September 30
(Thousands of dollars)	2015	2014	2015	2014
Operating income	$680	$5,135	$5,779	$16,960
Translation loss	(317)	(138)	(196)	26
Transaction (gain) loss	4,083	2,403	7,459	794

Operating income excluding currency impact	$4,446	$7,400	$13,042	$17,780

The majority of the incremental $1.7 million and $6.7 million losses on foreign currency transactions for the three and nine months ended September 30, 2015, respectively, was attributable to translating into U.S. dollars our foreign currency denominated loans, trade receivables and royalty receivables from foreign subsidiaries.

While the global economy has been challenging in 2015, we believe our business fundamentals are sound and we are strategically well-positioned. We remain focused on managing costs, driving sales and delivering value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We have also strategically consolidated facilities where appropriate with an expectation to leverage our cost structure. We currently have a bank debt to equity ratio of 14.9% and can borrow needed funds at an attractive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

The following table sets forth a summary of the Company’s Statement of Consolidated Income and the percentage of net sales for the three months ended September 30, 2015 and 2014. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended September 30
(Thousands of dollars)	2015		2014		Change	% Change

Net sales	$89,046	100.0%	$102,100	100.0%	$(13,054)	(13)%
Cost of products sold	62,887	70.6	69,645	68.2	(6,758)	(10)

GROSS PROFIT	26,159	29.4	32,455	31.8	(6,296)	(19)
Costs and expenses	24,073	27.0	27,320	26.8	(3,247)	(12)

OPERATING INCOME	2,086	2.3	5,135	5.0	(3,049)	(59)
Other income (expense)	55	0.1	159	0.2	(104)	NM

INCOME BEFORE INCOME TAXES	2,141	2.4	5,294	5.2	(3,153)	(60)
Income taxes	1,935	2.2	2,739	2.7	(804)	(29)

NET INCOME	$206	0.2%	$2,555	2.5%	$(2,349)	(92)%

NM- Not meaningful.

Net sales. For the three months ended September 30, 2015, net sales were $89.0 million, a decrease of $13.0 million, or 13%, from the three months ended September 30, 2014. Excluding the effect of currency translation, net sales decreased $1.4 million, or 1%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$33,616	$38,636	$(5,020)	$0	$(5,020)	(13)%
The Americas	18,346	22,979	(4,633)	(5,087)	454	2
EMEA	12,402	17,327	(4,925)	(2,115)	(2,810)	(16)
Asia-Pacific	24,682	23,158	1,524	(4,372)	5,896	25

Consolidated	$89,046	$102,100	$(13,054)	$(11,574)	$(1,480)	(1)%

The decrease in PLP-USA net sales of $5.0 million, or 13%, was primarily due to a volume decrease in domestic energy sales. International net sales for the three months ended September 30, 2015 were unfavorably affected by $11.6 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation. The Americas net sales of $18.3 million increased $.5 million, or 2%, primarily due to a volume increase in transmission sales. EMEA net sales of $12.4 million decreased $2.8 million, or 16%, primarily due to a decrease in transmission projects in the region along with some volume decline in telecommunications sales. In Asia-Pacific, net sales of $24.7 million increased $5.9 million, or 25%, compared to 2014. The increase in net sales was primarily due to a volume increase in solar sales in the region while governments continued to defer the construction of transmission lines in a few locations in the region.

Gross profit. Gross profit of $26.2 million for the three months ended September 30, 2015 decreased $6.3 million, or 19%, compared to the three months ended September 30, 2014. Excluding the effect of currency translation, gross profit decreased $3.5 million, or 11%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change

Gross profit
PLP-USA	$12,149	$14,326	$(2,177)	$0	$(2,177)	(15)%
The Americas	5,865	5,978	(113)	(1,770)	1,657	28
EMEA	4,474	5,758	(1,284)	(703)	(581)	(10)
Asia-Pacific	3,671	6,393	(2,722)	(321)	(2,401)	(38)

Consolidated	$26,159	$32,455	$(6,296)	$(2,794)	$(3,502)	(11)%

PLP-USA gross profit of $12.1 million decreased $2.2 million compared to the same period in 2014. PLP-USA’s decrease in gross profit was related to the decrease in sales volume and a shift in sales mix toward products with lower margins for 2015 compared to 2014. International gross profit for the three months ended September 30, 2015 was unfavorably impacted by $2.8 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $1.7 million was primarily the result of product margin improvement at one location in the region. The EMEA gross profit decreased $.6 million as a result of a $2.8 million sales decrease partially mitigated by product margin improvement in the region due to a shift in sales mix. Asia-Pacific gross profit decreased $2.4 million as a result of a $2.0 million charge for consolidation of facilities and personnel reductions and a continued shift in sales mix towards lower margins throughout the segment.

Costs and expenses. Costs and expenses of $24.1 million for the three months ended September 30, 2015 decreased $3.2 million, or 12%, compared to 2014. Excluding the favorable effect of currency translation, costs and expenses decreased $.1 million, or 1%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$10,612	$10,625	$(13)	$0	$(13)	0%
The Americas	4,514	5,783	(1,269)	(1,396)	127	2
EMEA	2,935	3,535	(600)	(550)	(50)	(1)
Asia-Pacific	6,012	7,377	(1,365)	(1,161)	(204)	(3)

Consolidated	$24,073	$27,320	$(3,247)	$(3,107)	$(140)	(1)%

PLP-USA Costs and expenses were essentially flat as a reduction in personnel costs offset higher net foreign currency exchange losses. The foreign currency exchange losses are primarily related to translating into U.S. dollars PLP-USA’s foreign currency denominated loans, trade receivables and royalty receivables from foreign subsidiaries at the quarter-end exchange rates. International costs and expenses for the three months ended September 30, 2015 were favorably impacted by $3.1 million when local currencies were translated to U.S. dollars. Excluding the favorable impact of currency translation, international Costs and expenses decreased $.1 million. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $4.5 million had a $.1 million increase due primarily to transactional currency losses. EMEA costs and expenses of $2.9 million had a negligible decrease. Asia-Pacific costs and expenses of $6.0 million decreased $.2 million. This decrease was primarily due to $.8 million in net personnel cost savings from staffing modifications implemented in 2015 and 2014 along with overall tighter expense management. These cost savings were partially offset by an incremental $.6 million of transactional currency losses.

Other income (expense). Other income for the three months ended September 30, 2015 decreased $.1 million compared to 2014.

Income taxes. Income taxes for the three months ended September 30, 2015 and 2014 were $1.9 million and $2.7 million, respectively, based on pretax income of $2.1 million and $5.3 million, respectively. The effective tax rate for the three months ended September 30, 2015 and 2014 was 90% and 52%, respectively, compared to the U.S. federal statutory rate of 35%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S. federal statutory income tax rate, and the relative amount of income earned in those jurisdictions. It is also affected by discrete items that may occur in any given period but are not consistent from year to year. In addition to the impact of state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2015

1.	$1.3 million, or 62%, increase, resulting from losses in certain jurisdictions where no tax benefit is recognized.

2.	$.2 million, or 9%, decrease, resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

3.	$.1 million, or 2%, increase, resulting from U.S. permanent items, primarily related to the repatriation of foreign earnings.

2014

1.	$1.6 million, or 29%, increase, resulting from losses in certain jurisdictions where no tax benefit is recognized.

2.	$.2 million, or 3%, decrease, resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

3.	$.5 million, or 9%, decrease, resulting from U.S. permanent items, primarily related to the repatriation of foreign earnings.

Net income. As a result of the preceding items, net income for the three months ended September 30, 2015 was $.2 million, compared to net income of $2.6 million for the three months ended September 30, 2014. Excluding the effect of currency translation, net income decreased $3.0 million as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income (loss)
PLP-USA	$638	$2,992	$(2,354)	$0	$(2,354)	(79)%
The Americas	1,009	(12)	1,021	(262)	1,283	NM
EMEA	1,106	1,708	(602)	(83)	(519)	(30)
Asia-Pacific	(2,547)	(2,133)	(414)	1,018	(1,432)	67

Consolidated	$206	$2,555	$(2,349)	$673	$(3,022)	(118)%

NM - Not Meaningful

PLP-USA net income decreased $2.4 million compared to 2014 due to a $2.2 million decrease in operating income along with an increase in income taxes of $.2 million. International net loss for the three months ended September 30, 2015 was a change of $.7 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income increased $1.3 million as a result of a $1.5 million increase in operating income partially offset by an increase in income taxes of $.2 million. EMEA net loss was a change of $.5 million as a result of a decrease in operating income of $.5 million with a negligible impact from income taxes. Asia-Pacific net loss increased $1.4 million as a result of an increase of $2.2 million in operating loss partially offset by a decrease in income tax expense of $.8 million.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the nine months ended September 30, 2015 and 2014. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended September 30
(Thousands of dollars)	2015		2014		Change	% Change

Net sales	$262,705	100.0%	$292,006	100.0%	$(29,301)	(10)%
Cost of products sold	185,342	70.6	200,906	68.8	(15,564)	(8)

GROSS PROFIT	77,363	29.4	91,100	31.2	(13,737)	(15)
Costs and expenses	70,178	26.7	74,140	25.4	(3,962)	(5)

OPERATING INCOME	7,185	2.7	16,960	5.8	(9,775)	(58)
Other income (expense)	(637)	(0.2)	77	0.0	(714)	NM

INCOME BEFORE INCOME TAXES	6,548	2.5	17,037	5.8	(10,489)	(62)
Income taxes	2,918	1.1	6,664	2.3	(3,746)	(56)

NET INCOME	$3,630	1.4%	$10,373	3.6%	$(6,743)	(65)%

NM- Not meaningful.

Net sales. For the nine months ended September 30, 2015, net sales were $262.7 million, a decrease of $29.3 million, or 10%, from the nine months ended September 30, 2014. Excluding the unfavorable effect of currency translation, net sales decreased $3.0 million, or 1%, as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$100,113	$104,658	$(4,545)	$0	$(4,545)	(4)%
The Americas	52,897	71,569	(18,672)	(11,057)	(7,615)	(11)
EMEA	39,408	47,050	(7,642)	(6,407)	(1,235)	(2)
Asia-Pacific	70,287	68,729	1,558	(8,863)	10,421	15

Consolidated	$262,705	$292,006	$(29,301)	$(26,327)	$(2,974)	(1)%

PLP-USA net sales of $100.1 million decreased $4.5 million, or 4%. The decrease was primarily due to a net $5.2 million decrease in price/mix predominantly in its domestic energy sales partially offset by a volume increase in its domestic telecommunications sales. International net sales of $162.6 million for the nine months ended September 30, 2015 were unfavorably affected by $26.3 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the unfavorable effect of currency translation. The Americas net sales of $52.9 million decreased $7.6 million, or 11%, primarily due to lower volume in transmission and solar sales. EMEA net sales of $39.4 million decreased $1.2 million, or 2%, primarily due to decreased volume in telecommunications sales. Asia-Pacific net sales of $70.3 million increased $10.4 million, or 15%, compared to the same period in 2014. The increase in net sales was primarily related to a $9.6 million increase in solar sales and $3.7 million growth in transmission volume while slowing economies and government deferral of projects in various locations within the region led to a $2.9 million reduction in distribution sales.

Gross profit. Gross profit of $77.4 million for the nine months ended September 30, 2015 decreased $13.7 million, or 15%, compared to the nine months ended September 30, 2014. Excluding the effect of currency translation, gross profit decreased $7.2 million, or 8%, as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change

Gross profit
PLP-USA	$36,161	$37,709	$(1,548)	$0	$(1,548)	(4)%
The Americas	14,137	18,592	(4,455)	(3,371)	(1,084)	(6)
EMEA	13,870	16,000	(2,130)	(2,070)	(60)	0
Asia-Pacific	13,195	18,799	(5,604)	(1,111)	(4,493)	(24)

Consolidated	$77,363	$91,100	$(13,737)	$(6,552)	$(7,185)	(8)%

PLP-USA gross profit of $36.2 million decreased $1.5 million compared to the same period in 2014. PLP-USA’s decrease in gross profit was related to the decrease in sales volume partially offset by an improved sales mix towards higher margin products. International gross profit for the nine months ended September 30, 2015 was unfavorably impacted by $6.5 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit decrease of $1.1 million was primarily the result of a $7.6 million decrease in net sales partially offset by improved product margins in the region. The EMEA gross profit decreased $.1 million as a result of decreased net sales in the region. Asia-Pacific gross profit decreased $4.5 million as the overall sales increase was in lower margin products, along with $1.5 million in costs associated with the consolidation of facilities and personnel reductions net of savings from prior year personnel reductions.

Costs and expenses. Costs and expenses of $70.2 million for the nine months ended September 30, 2015 decreased $4.0 million, or 5%, compared to the nine months ended September 30, 2014. Excluding the favorable effect of currency translation, costs and expenses increased 4% as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$30,919	$26,801	$4,118	$0	$4,118	15%
The Americas	13,307	15,136	(1,829)	(2,891)	1,062	7
EMEA	9,352	11,118	(1,766)	(1,692)	(74)	(1)
Asia-Pacific	16,600	21,085	(4,485)	(2,171)	(2,314)	(11)

Consolidated	$70,178	$74,140	$(3,962)	$(6,754)	$2,792	4%

PLP-USA costs and expenses increased $4.1 million primarily due to increased net foreign currency exchange losses of $4.5 million and a decrease in intercompany income of $1.6 million. These increases to costs and expenses were partially mitigated with a reduction in personnel costs and overall tighter expense controls over administrative costs reducing expense by $2.0 million. The foreign currency exchange losses are principally related to translating into U.S. dollars our foreign denominated loans, trade receivables and royalty receivables from our foreign subsidiaries at the September month-end exchange rates. International costs and expenses for the nine months ended September 30, 2015 were favorably impacted by $6.7 million when local currencies were translated to U.S. dollars. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses increase of $1.1 million was primarily due to foreign currency exchange losses of $1.8 million, partially offset by the non-recurrence of a $.7 million charge recorded in 2014 for the write-down of a refund of value added tax and the related interest. The foreign currency exchange losses were principally related to intercompany purchases. EMEA costs and expenses decreased $.1 million from tightened expense management. Asia-Pacific costs and expenses decreased $2.3 million primarily due to savings in personnel costs from staffing modifications implemented in 2014 along with overall tighter expense management.

Other income (expense). Other expense for the nine months ended September 30, 2015 of $.6 million increased $.7 million compared to 2014. This increase was due to the reversal of a receivable recorded at the opening balance sheet date of a previous acquisition. The receivable represented the indemnification by the prior owner for unrecognized tax benefits. The resolution of a foreign income tax audit resulted in a tax liability for less than the previously recorded accrual. The difference was recorded as a tax benefit in income tax expense and the reduction to the corresponding receivable, after receipt of the indemnified tax related amount, was recognized as other expense.

Income taxes. Income taxes for the nine months ended September 30, 2015 and 2014 were $2.9 million and $6.7 million, respectively, based on pretax income of $6.5 million and $17.0 million, respectively. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 45% and 39%, respectively, compared to the U.S. federal statutory rate of 35%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S. federal statutory income tax rate, and the relative amount of income earned in those jurisdictions. It is also affected by discrete items that may occur in any given period but are not consistent from year to year. In addition to the impact of state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2015

1.	$1.8 million, or 28%, increase, resulting from losses in certain jurisdictions where no tax benefit is recognized.

2.	$.6 million, or 9%, decrease, resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

3.	$.8 million, or 12%, decrease, resulting from a favorable resolution of a foreign audit in our Asia Pacific segment for which a larger tax liability had previously been accrued.

4.	$.2 million, or 3%, increase, resulting from U.S. permanent items, primarily related to the repatriation of foreign earnings.

2014

1.	$1.8 million, or 10%, increase, resulting from losses in certain jurisdictions where no tax benefit is recognized.

2.	$.9 million, or 5%, decrease, resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

3.	$.2 million, or 1%, decrease, resulting from U.S. permanent items, primarily related to the repatriation of foreign earnings

Net income. As a result of the preceding items, net income for the nine months ended September 30, 2015 was $3.6 million, compared to $10.4 million for the nine months ended September 30, 2014. Excluding the favorable effect of currency translation, net income decreased $7.4 million as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income (loss)
PLP-USA	$2,680	$7,117	$(4,437)	$0	$(4,437)	(62)%
The Americas	845	2,496	(1,651)	(363)	(1,288)	(52)
EMEA	3,473	3,676	(203)	(216)	46	1
Asia-Pacific	(3,368)	(2,916)	(452)	1,222	(1,674)	57

Consolidated	$3,630	$10,373	$(6,743)	$610	$(7,353)	(71)%

PLP-USA net income decreased $4.4 million due to a $5.7 million decrease in operating income partially offset by lower income taxes of $1.3 million. International net income for the nine months ended September 30, 2015 increased $.6 million on a consolidated basis when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income decreased $1.3 million as a result of a $2.2 million decrease in operating income partially offset by a $.2 million increase in other income along with a $.7 million net decrease in income tax expense. EMEA net income had a negligible increase. Asia-Pacific net loss increased $1.7 million. The operating loss increased $2.2 million, and the net tax benefit for the region was $.5 million inclusive of the previously mentioned tax indemnification receivable write off.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In 2015, we used cash of $6.7 million for capital expenditures. We ended the first nine months of 2015 with $26.9 million of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Our financial position remains strong and our current ratio was 3.4 to 1 at September 30, 2015. Total debt at September 30, 2015 was $32.8 million. At September 30, 2015, our unused availability under our line of credit was $15.5 million and our bank debt to equity percentage was 14.9%. The term of our credit facility extends through August 2017 at an interest rate of LIBOR plus 1.125%. The line of credit agreement contains, among other provisions, requirements for maintaining levels of working capital, net worth and profitability. At September 30, 2015 and December 31, 2014, we were in compliance with these covenants.

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

We earn a significant amount of our operating income outside the United States, which, except for current earnings, is deemed to be indefinitely reinvested in foreign jurisdictions. At September 30, 2015, the majority of our cash and cash equivalents are held outside the U.S. We currently do not intend nor foresee a need to repatriate these funds. We expect domestic cash generated from operations, U.S. cash balances, external borrowings, or some combination of these sources to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment, and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Sources and Uses of Cash

Cash decreased $2.8 million for the nine months ended September 30, 2015. Net cash provided by operating activities was $7.9 million. The major investing and financing uses of cash were capital expenditures of $6.7 million, repurchase and issuance of common shares of $3.6 million and dividends of $3.2 million. Currency had a favorable $4.4 million impact on cash and cash equivalents when translating foreign denominated financial statements to U.S. dollars.

Net cash provided by operating activities for the nine months ended September 30, 2015 decreased $13.2 million compared to the nine months ended September 30, 2014. The decrease was primarily a result of a decrease in net income of $6.7 million, a decrease in deferred income taxes of $1.6 million and a decrease in non-cash items of $2.0 million along with an increase in operating assets (net of operating liabilities) of $2.9 million.

Net cash used by investing activities for the nine months ended September 30, 2015 of $8.2 million represents a decrease of $21.9 million when compared to cash used in investing activities in the nine months ended September 30, 2014. The decrease was primarily related to cash expended for the business acquisition of Helix in the first nine months of 2014 of $14.9 million, net of cash acquired, along with a decline in capital expenditures of $7.8 million. Additionally, in 2015 compared to the same period in 2014, there was an increase in restricted cash of $1.6 million and $.8 million generated in proceeds from the sale of property and equipment.

Cash used in financing activities for the nine months ended September 30, 2015 was $6.8 million compared to $14.0 million cash provided from financing activities for the nine months ended September 30, 2014. The decrease of $20.8 million was primarily a result of a decrease in net debt borrowings in 2015 compared to 2014 of $19.4 million along with an incremental $1.4 million for common shares repurchased. This reduction was predominantly related to the Helix acquisition in 2014 and an increase in loan payments in 2015.

GOODWILL IMPAIRMENT TESTING

We perform our annual impairment test for goodwill on October 1st of each year. We perform our annual impairment test for goodwill utilizing a discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. We then compare the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly different. However, we believe that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.

During the third quarter of 2015, our market capitalization dropped below its equity carrying value. This was identified as an interim indicator of impairment. As such, we performed an interim goodwill impairment assessment of our Asia-Pacific reporting unit and one of our reporting units within The Americas segment. The result of this interim assessment was that we passed step one by a margin of 16% and 24%, respectively, for the two reporting units, which compares to a margin of 24% and 39%, respectively, at October 1, 2014. We have goodwill balances of $8.3 million and $4.1 million, respectively, for these reporting units at September 30, 2015. The weighted average cost of capital and long-term growth assumptions used in our assessment were 14.7% and 3%, respectively, for our Asia Pacific reporting unit and 13.5% and 3%, respectively, for the reporting unit within The America’s segment. While it was determined that there was no impairment at September 30, 2015, we will continue to monitor the results of these operations as there is a reasonable possibility of a future impairment charge and significant uncertainties regarding the recoverability of the respective carrying values.

CHARGES RELATED TO RESTRUCTURING ACTIVITIES

During 2015, we reconfigured one of our operations within our Asia Pacific segment by reducing our workforce and manufacturing facilities while outsourcing our production predominantly to our locations with lower cost operations. This was done in response to a slowdown in economic activity in the region as well as continued downward market pressure on prices. We expect total costs related to this reconfiguration to be approximately $2.7 million. Additionally, we initiated reconfiguration in The Americas segment which will be primarily a reduction in personnel and facilities in response to downward market pressure on prices. The total charges for The Americas segment are anticipated to be less than $1 million. Both of these actions are expected to reduce infrastructure and manufacturing costs.

Charges for the three months ended September 30, 2015 totaled $2.1 million including charges for severance ($.7 million), lease termination costs ($1.2 million) and asset disposals ($.2 million) principally in our Asia-Pacific segment ($1.9 million). Severance charges included $.2 million for The Americas segment. The difference between the anticipated total charges and recognized cost for the three months ended September 30, 2015 for The Americas segment will be recorded when facilities are vacated and as certain employees’ services cease. We plan to transfer production activities to our PLP-USA segment over the next six months. The costs recorded for the three months ended September 30, 2015 are included in Cost of products sold ($1.8 million), Research and engineering expense ($.1 million) and Other operating expense ($.2 million).

Charges for the nine months ended September 30, 2015 totaled $2.7 million including charges for severance ($1.3 million), lease termination costs ($1.2 million) and asset disposals ($.2 million) principally in our Asia-Pacific segment ($2.5 million). Severance charges included $.2 million for our Americas segment. These costs are included in Cost of products sold ($2.4 million), Research and engineering expense ($.1 million) and Other operating expense ($.2 million).

The restructuring liability is recorded in Accrued compensation and amounts withheld from employees, Accrued expenses and other liabilities and Other noncurrent liabilities.

RELATED PARTY TRANSACTIONS

In August 2015, we purchased 30,713 Common Shares of the Company from a trust for the benefit of Barbara P. Ruhlman and a foundation of which Barbara P. Ruhlman, Robert G. Ruhlman, Randall M. Ruhlman and Bernard Karr are officers, at a price per share of $35.00. Barbara P. Ruhlman is a member of the Company’s Board of Directors and the mother of Robert G. Ruhlman and grandmother of J. Ryan Ruhlman, both of whom are members of the Board of Directors. Robert G. Ruhlman is Chairman, President and Chief Executive Officer of the Company. The purchase was consummated pursuant to two Shares Purchase Agreements both dated August 11, 2015, one between the Company and the trust and the other between the Company and the foundation. The Audit Committee of the Board of Directors and the Board of Directors approved these transactions.

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

NEW ACCOUNTING STANDARDS TO BE ADOPTED

In July 2015, the FASB issued Accounting Standards Update 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update are effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently evaluating what impact, if any, its adoption will have to the presentation of our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. ASU 2014-09 requires an entity to recognize revenue in a matter that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with cumulative effect of initially applying the update recognized at the date of initial application. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date of the amendment to annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. We are currently evaluating what impact, if any, its adoption will have to the presentation of our consolidated financial statements.

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

As of September 30, 2015, the Company had no foreign currency forward exchange contract outstanding. The Company does not hold derivatives for trading purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $5.7 million and on income before tax of $3 million.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $32.8 million at September 30, 2015. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.3 million for the nine months ended September 30, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2015 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On February 24, 2014, the Company announced that the Board of Directors authorized a plan to repurchase up to 250,000 of Preformed Line Products Company common shares. The repurchase plan does not have an expiration date. The following table includes repurchases for the three months ended September 30, 2015:

Period (2015)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs

July	0	$0.00	11,900	238,100
August	57,619	$34.47	69,519	180,481
September	37,595	$33.57	107,114	142,886

Total	95,214	$34.12

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

During 2015, the Company has taken a series of steps to reconfigure one of its operations within the Asia Pacific segment by reducing workforce and manufacturing facilities while outsourcing its production predominantly to its locations with lower cost operations. This was done in response to a slowdown in economic activity in the region as well as continued downward market pressure on prices. The Company expects total costs related to this reconfiguration to be approximately $2.7 million. The Company estimates charges will be $1.3 million for severance, $1.2 million for lease termination costs and $.2 million for asset disposals. Additionally, the Company took steps to reconfigure certain operations in The Americas segment, which will primarily result in a reduction in personnel and facilities in response to downward market pressure on prices. The total charges for The Americas segment are anticipated to be less than $1 million. The Company estimates charges will be $.5 million for severance, $.2 million for lease termination costs and $.1 million for asset disposals. Both of these actions are expected to reduce infrastructure and manufacturing costs.

See Note O in the Notes to Consolidated Financial Statements for additional information related to the restructuring activity, including the amounts incurred with respect thereto during the three and nine months ended September 30, 2015.

ITEM 6.	EXHIBITS

10.1	Shares Purchase Agreement, Trust (incorporated by reference herein from the Company’s Current Report on Form 8-K filed on August 11, 2015).

10.2	Shares Purchase Agreement, Foundation (incorporated by reference herein from the Company’s Current Report on Form 8-K filed on August 11, 2015).

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2015	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2015	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer, Vice President – Finance and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	Shares Purchase Agreement, Trust (incorporated by reference herein from the Company’s Current Report on Form 8-K filed on August 11, 2015).

10.2	Shares Purchase Agreement, Foundation (incorporated by reference herein from the Company’s Current Report on Form 8-K filed on August 11, 2015).

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.