Form 10-K
period 2015-12-31
PREFORMED LINE PRODUCTS CO
filed 2016-03-11
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2015 was $100,583,850 based on the closing price of such common shares, as reported on the NASDAQ National Market System. As of March 7, 2016, there were 5,210,818 common shares of the Company ($2 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2016 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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

The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:

•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States (U.S.), Canada, Australia and Western Europe and may grow slowly or experience prolonged delay in developing regions despite expanding power needs;

•	The potential impact of the global economic condition on the Company’s ongoing profitability and future growth opportunities in our core markets in the U.S. and other foreign countries where the financial situation is expected to be similar going forward;

•	Decrease in infrastructure spending globally as a result of worldwide depressed spending;

•	The impact of low oil and other commodity prices on our growth opportunities, particularly with respect to energy projects;

•	The ability of our customers to raise funds needed to build the facilities their customers require;

•	Technological developments that affect longer-term trends for communication lines, such as wireless communication;

•	The decreasing demand for product supporting copper-based infrastructure due to the introduction of products using new technologies or adoption of new industry standards;

•	The Company’s success at continuing to develop proprietary technology and maintaining high quality products and customer service to meet or exceed new industry performance standards and individual customer expectations;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful at expanding the Company’s product line or production facilities into new areas or implementing efficiency measures at existing facilities;

•	The effects of fluctuation in currency exchange rates upon the Company’s foreign subsidiaries’ operations and reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	The Company’s ability to identify, complete, obtain funding for and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	Strikes and other labor disruptions;

•	Changes in significant government regulations affecting environmental compliances;

•	The telecommunication market’s continued deployment of Fiber-to-the-Premises;

•	Those factors described under the heading “Risk Factors” on page 13.

In light of these risks and uncertainties, the Company cautions you not to place undue reliance on these forward-looking statements. Any forward-looking statement that the Company makes in this report speaks only as of the date of such statement, and the Company undertakes no obligation to update any forward-looking statement or to publicly announce the results of any revision to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.

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

Formed Wire Products and Related Hardware Products are used in the energy, communications, cable and special industries (i.e., metal building, tower and antenna industries, the agriculture and arborist industries, and marine systems industry) to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics (e.g., vibration). Formed wire products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape. Advantages of using the Company’s helical formed wire products are that they are economical, dependable and easy to use. The Company introduced formed wire products to the power industry nearly 70 years ago and such products enjoy an almost universal acceptance in the Company’s markets. Related hardware products include hardware for supporting and protecting transmission conductors, spacers, spacer-dampers, stockbridge dampers, corona suppression devices and various compression fittings for dead-end applications. Formed wire and related hardware products were approximately 61%, 65% and 68% of the Company’s revenues in 2015, 2014 and 2013, respectively.

Protective Closures, including splice cases, are used to protect fixed line communication networks, such as copper cable or fiber optic cable, from moisture, environmental hazards and other potential contaminants. Protective closures were approximately 17%, 18% and 16% of the Company’s revenues in 2015, 2014 and 2013, respectively.

Plastic Products, including guy markers, tree guards, fiber optic cable markers and pedestal markers, are used in energy, communications, cable and special industries to identify power conductors, communication cables and guy wires. Plastic products were approximately 4% of the Company’s revenues each year in 2015, 2014 and 2013.

Other Products include data communication cabinets, hardware assemblies, pole line hardware, resale products, underground connectors, solar hardware systems and urethane products. They are used by energy, renewable energy, communications, cable and special industries for various applications and are defined as products that complement the Company’s core line offerings. Other products were approximately 18%, 13% and 12% of the Company’s revenues in 2015, 2014 and 2013, respectively.

Corporate History

The Company was incorporated in Ohio in 1947 to manufacture and sell helically shaped “armor rods” which are sets of stiff helically shaped wires applied on an electrical conductor at the point where they are suspended or held. Thomas F. Peterson, the Company’s founder, developed and patented a unique method to manufacture and apply these armor rods to protect electrical conductors on overhead power lines. Over the years, Mr. Peterson and the Company developed, tested, patented, manufactured and marketed a variety of helically shaped products for use by the electrical and telephone industries. Although all of Mr. Peterson’s patents have now expired, those patents served as the nucleus for licensing the Company’s formed wire products abroad.

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

In 1968, the Company expanded into the underground telecommunications field by its acquisition of the Smith Company located in California. The Smith Company had a patented line of buried closures and pressurized splice cases. These closures and splice cases protect copper cable openings from environmental damage and degradation. The Company continued to build on expertise acquired through the acquisition of the Smith Company and in 1995 introduced the highly successful COYOTE® Closure line of products. Since 1995, 14 domestic and three international patents have been granted to the Company on the COYOTE Closure. The earliest COYOTE Closure patent was filed April 1995 and expired in April 2015.

In 2007, the Company acquired the shares of Direct Power and Water Corporation (DPW), located in New Mexico, U.S. This acquisition broadened the Company’s product lines, because DPW manufactures mounting hardware for a variety of solar power applications and provides designs and installations of solar power systems. During 2015, the Company integrated the DPW manufacturing processes into its other domestic operations to reduce future infrastructure and manufacturing costs for the product line.

In 2007, the Company acquired 83.74% of Belos SA (Belos), located in Bielsko-Biala, Poland. Belos is a manufacturer and supplier of fittings for various voltage power networks. This acquisition complemented the Company’s existing line of energy products. From 2008 to 2010, the Company acquired the remaining outstanding shares of Belos.

In 2009, the Company acquired a 33.3% investment in Proxisafe Ltd. Proxisafe is a Canadian developmental company formed to design and commercialize new industrial safety equipment located in Calgary, Alberta. As of December 31, 2015, the Company owned 25.93% in Proxisafe.

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

In January 2014, the Company acquired Helix Uniformed Limited (Helix), located in Montreal, Quebec, Canada. Helix designs, manufacturers and markets helical products and spacer dampers for the electrical utility industry. The acquisition has diversified the Company’s business in Canada, expanded its manufacturing footprint and enhanced its engineering capabilities

The Company’s World headquarters is located at 660 Beta Drive, Mayfield Village, Ohio, U.S.A. 44143.

Business

The demand for the Company’s products comes primarily from new, maintenance and repair construction for the energy (including solar), telecommunication, data communication and special industries. The Company’s customers use many of the Company’s products, including formed wire products, to revitalize the aging outside plant infrastructure. Many of the Company’s products are used on a proactive basis by the Company’s customers to reduce and prevent lost revenue. A single malfunctioning line could cause the loss of thousands of dollars per hour for a power or communication customer. A malfunctioning fiber cable could also result in substantial revenue loss to the Company’s customers. Repair construction by the Company’s customers generally occurs in the case of emergencies or natural disasters, such as hurricanes, tornados, earthquakes, floods or ice storms. Under these circumstances, the Company quickly provides the repair products to customers.

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

The Company’s protective closures and splice cases are used to protect cable from moisture, environmental hazards and other potential contaminants. The Company’s splice cases are easily re-enterable closures that allow utility maintenance workers access to the cables located inside the closure to repair or add communications services. Over the years, the Company has made many significant improvements in splice cases that have greatly increased its versatility and application in the market place. The Company also designs and markets custom splice cases to satisfy specific customer requirements. This has allowed the Company to remain a strong partner with several primary customers and has earned the Company the reputation as a responsive and reliable supplier.

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

In 2007, the Company expanded into the renewable energy sector. It provides a comprehensive line of mounting hardware for a variety of solar power applications including residential roof mounting, commercial roofing systems, utility scale ground-mount, top of pole mounting and customized solutions.

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

Electric Utilities - Transmission. The electric transmission grid is the interconnected network of high voltage aluminum conductors used to transport large blocks of electric power from generating facilities to distribution networks. Currently, there are three major power grids in the U.S.: the Eastern Interconnect, the Western Interconnect and the Texas Interconnect. Virtually all electrical energy utilities are connected with at least one other utility by one of these major grids. The Company believes that transmission grids have been neglected throughout much of the U.S. With demand for power now exceeding supply in some areas, the need for the movement of bulk power from the energy-rich areas to the energy-deficient areas means that new transmission lines will likely be built and many existing lines will likely be refurbished. Connecting renewable energy sources to the grid should also continue to attract new investment to fund transmission infrastructure projects in the future. The Company believes that this may generate opportunities for the Company’s products in this market over at least the next several years. In addition, increased construction of international transmission grids is occurring in many regions of the world. However, consolidations in the markets that the Company services with increased global competition, as well as stagnant economic conditions, limited government funding and lower energy prices, may also have an adverse impact on the Company’s sales.

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

Renewable Energy. The renewable energy market includes residential consumers, commercial businesses, off-grid operators, and utility companies that have an interest in alternative energy sources. Environmental concerns along with federal, state and local utility incentives have fueled demand for renewable energy systems including solar, wind and biofuel. While low prices of traditional energy sources have slowed or stalled demand in some areas, the industry continues to grow as advancements in technology lead to greater efficiencies which drive down overall system costs. The Company currently provides hardware solutions and system design for solar power applications. The Company markets and sells these products and services to end-users, distributors, installers and integrators.

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

While a number of the Company’s international plants are in developed countries, the Company believes it has strong market opportunities in developing countries where the need for the transmission and distribution of electrical power is significant, although the pace of this development may remain slow. In addition, as the need arises, the Company is prepared to establish new manufacturing facilities abroad.

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

Early in its history, the Company recognized the need to understand the performance of its products and the needs of its customers. To that end, the Company developed a 29,000 square foot Research and Engineering Center located at its corporate headquarters in Mayfield Village, Ohio. In 2013, the Company expanded its Research and Engineering Center by an additional 8,000 square feet. Using the Research and Engineering Center, engineers and technicians simulate a wide range of external conditions encountered by the Company’s products to ensure quality, durability and performance. The work performed in the Research and Engineering Center includes advanced studies and experimentation with various forms of vibration and environmental changes. This work has contributed significantly to the collective knowledge base of the industries the Company serves and is the subject matter of many papers and seminars presented to these industries.

The Company believes that its Research and Engineering Center is one of the most sophisticated in the world in its specialized field. The Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling. Today, the Company’s reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a competitive advantage. In addition to testing, the work done at the Company’s Research and Development Center continues to fuel product development efforts. For example, the Company estimates that approximately 16.4% of 2015 revenues were attributed to products developed by the Company in the past five years. In addition, the Company’s position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations which are charged with the responsibility of establishing industry wide specifications and performance criteria, including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission). Research and development costs are expensed as incurred. Research and development costs for new products were $2.9 million in 2015, $2.7 million in 2014 and $2.3 million in 2013.

Patents and Trademarks

The Company applies for patents in the U.S. and other countries, as appropriate, to protect its significant patentable developments. As of December 31, 2015, the Company had in force 30 U.S. patents and 98 international patents in 21 countries and had 16 pending U.S. patent applications and 37 pending international applications. While such domestic and international patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company’s business. The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company’s business as a whole or to any of its businesses. Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks. The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology. As of December 31, 2015, the Company had obtained U.S. registration on 35 trademarks and two trademark applications remained pending. International registrations amounted to 247 registrations in 36 countries, with three pending international registrations.

U.S. patents are issued for terms of 20 years beginning with the date of filing of the patent application. Patents issued by international countries generally expire 20 years after filing. U.S. and international patents are not renewable after expiration of their initial term. U.S. and international trademarks are generally perpetual, renewable in 10-year increments upon a showing of continued use. To the knowledge of management, the Company is not subject to any significant allegation or charges of infringement of intellectual property rights by any organization.

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

The Company relies on sole source manufacturers for certain raw materials used in production. The current state of economic uncertainty presents a risk that existing suppliers could go out of business. However, there are other potential sources available for these materials, and the Company could relocate the tooling and processes to other manufacturers if necessary.

Raw material costs were flat for the beginning of 2015 and trended down toward the end of 2015. The Company expects stable prices with potential trending up toward the end of 2016.

Backlog Orders

The Company’s backlog was approximately $53.0 million at the end of 2015 and $61.4 million at the end of 2014. All customer orders entered are firm at the time of entry. Substantially all orders are shipped within a two to four week period unless the customer requests an alternative date.

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

The Company believes it is in compliance in all material respects, with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability. The Company does not expect to make any material capital expenditure during 2016 for environmental control facilities. The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays. However, the Company does not believe that these expenditures will ultimately result in a material adverse effect on its financial position or results of operations. The Company cannot predict the precise effect such future requirements, if enacted, would have on the Company. The Company believes that such regulations would be enacted over time and would affect the industry as a whole.

Employees

At December 31, 2015, the Company had 2,645 employees. Approximately 27% of the Company’s employees are located in the U.S.

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

The Company’s sales to the energy and telecommunication industries represent a substantial portion of the Company’s historical sales. The concentration of revenue in such industries is expected to continue into the foreseeable future. Demand for products to these industries depends primarily on capital spending by customers for constructing, rebuilding, maintaining or upgrading their systems. The amount of capital spending and, therefore, the Company’s sales and profitability are affected by a variety of factors, including general economic conditions, access by customers to financing, government regulation, demand for energy and cable services, energy prices and technological factors. As a result, some customers may significantly reduce their spending or may not continue as going concerns, which could have a material adverse effect on the Company’s business, operating results and financial condition. In addition, the Company may incur exit-related costs and impairments of goodwill, definite and indefinite-lived intangible assets and property, fixtures and equipment as the Company makes corresponding changes to its business to reflect these changes and uncertainties in the Company’s industries and customer demand, and these costs and impairments could have a significant negative impact on the Company’s results for the period in which they are incurred. Consolidation presents an additional risk to the Company in that merged customers will rely on relationships with a source other than the Company. Consolidation may also increase the pressure on suppliers, such as the Company, to sell product at lower prices.

The Company’s business will suffer if the Company fails to develop and successfully introduce new and enhanced products that meet the changing needs of the Company’s customers.

The Company’s ability to anticipate changes in technology and industry standards and to successfully develop and introduce new products on a timely basis is a significant factor in the Company’s ability to grow and remain competitive. New product development often requires long-term forecasting of market trends, development and implementation of new designs and processes and a substantial capital commitment. The trend toward consolidation of the energy, telecommunication and data communication industries may require the Company to quickly adapt to rapidly changing market conditions and customer requirements. Any failure by the Company to anticipate or respond in a cost-effective and timely manner to technological developments or changes in industry standards or customer requirements, or any significant delays in product development or introduction or any failure of new products to be widely accepted by the Company’s customers, could have a material adverse effect on the Company’s business, operating results and financial condition as a result of reduced net sales.

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

International sales account for a substantial portion of the Company’s net sales (60%, 61% and 60% in 2015, 2014 and 2013, respectively) and the Company expects these sales will increase as a percentage of net sales in the future. Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, which could materially adversely affect U.S. dollar sales or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, reduced or limited protection of intellectual property rights, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards. The Company is subject to foreign currency volatility which could materially impact the Company’s results. The Company is also subject to general geopolitical risks, such as political and economic instability, social unrest, terrorism and changes in diplomatic and trade relationships, in connection with its international operations. These risks of conducting business internationally may have a material adverse effect on the Company’s business, operating results and financial condition.

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

The Company may have interruptions in or lose business due to the uncertainty of the global economy, specifically related to the lack of available funding for the Company’s customers.

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

The Company may not be able to successfully manage its intellectual property and may be subject to infringement claims.

The Company relies on a combination of contractual rights and patent, trademark, copyright and trade secret laws to establish and protect its proprietary technology. Third parties may challenge, invalidate, circumvent, infringe or misappropriate the Company’s intellectual property, or such intellectual property may not be sufficient to permit the Company to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product offerings or other competitive harm. Others, including its competitors may independently develop similar technology, duplicate or design around the Company’s intellectual property, and in such cases it could not assert its intellectual property rights against such parties. The Company may also be subject to costly litigation in the event its technology infringes upon or otherwise violate a third party’s proprietary rights. Any claim from third parties may result in a limitation on its ability to use the intellectual property subject to these claims. The Company may be forced to litigate to enforce or determine the scope and enforceability of its intellectual property rights, trade secrets and know-how, which is expensive, could cause a diversion of resources and may not prove successful, especially in countries where such rights are more difficult to enforce. The loss of intellectual property protection or the inability to obtain third party intellectual property could harm its business and ability to compete.

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

A significant percentage of the Company’s profit is earned outside the U.S. and taxed at lower rates than the U.S. federal statutory rate. Historically, the cash the Company generates outside the U.S. has principally been used to fund the Company’s international development. However, if cash generated by the Company’s U.S. operations is not sufficient to meet its need for cash in the U.S., the Company may need to repatriate a greater portion of its international earnings to the U.S. in the future. The Company is required to record U.S. income tax expense in its financial statements at the point in time when its management determines that such funds are not permanently invested outside the U.S. This could cause the Company’s worldwide effective tax rate to increase materially.

As a multinational corporation, the Company is subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property, withholding and franchise taxes in both the U.S. and various foreign jurisdictions. The Company is also subject to regular reviews, examinations and audits by the Internal Revenue Service and other taxing authorities with respect to such income and non-income based taxes inside and outside the U.S. The reviews could include challenges of the Company’s methodologies for transfer pricing. To date, the Company has been audited in several taxing jurisdictions with no significant impact on its financial condition, results of operations or cash flows. While the Company believes is has complied with all applicable income tax and non-income based tax laws, there can be no assurance that the Internal Revenue Service or other taxing authority will not have a different interpretation of the law and assess us with an additional tax liability, including interest and penalties that could have a material impact on the Company’s results of operations and financial positions.

In addition, the Company is directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. Changes in such legislation, regulation or interpretation could increase the Company’s tax liability and have an adverse effect on its operating results and financial condition.

The Company employs information technology systems to support its business, and any material breach, interruption or failure may adversely impact our business.

The Company employs information technology systems to support its business. Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations, and compromise information belonging to the Company and its customers, suppliers and employees, exposing the Company to liability which could adversely impact the Company’s business and reputation. In the ordinary course of business, the Company relies on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores certain data, including proprietary business information, and may have access to confidential or personal information in certain of its businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite the Company’s cybersecurity measures, which are continuously reviewed and upgraded, the Company’s information technology networks and infrastructure may still be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, service providers including cloud services, natural disasters or other catastrophic events. It is possible for such vulnerabilities to remain undetected for an extended period, up to and including several years. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to the Company’s reputation, which could adversely affect the Company’s business.

Item 1B. Unresolved Staff Comments

The Company does not have any unresolved staff comments.

Item 2. Properties

The Company currently owns or leases 32 facilities, which together contain approximately 2.2 million square feet of manufacturing, warehouse, research and development, sales and office space worldwide. Most of the Company’s international facilities contain space for offices, research and engineering (R&E), warehousing and manufacturing with manufacturing using a majority of the space. The following table provides information regarding the Company’s principal facilities:

		Number of Facilities				Total Approximate Square Feet
Segment	Location	Manufacturing	Warehouse	R&E	Office	Owned	Leased
Americas	United States	4	4	3	5	705,000	27,700
	Brazil	1	1	1	1	215,500
	Canada	2	2	1	2	124,500
	Mexico	1	1		2	84,000

Asia-Pac	Australia	1	2	1	4	122,895	78,328
	China	1	1	1	1	132,100
	Indonesia	2	1	1	2	60,100
	Thailand	1	1		1	135,700
	New Zealand	1	3	1	2		39,600

EMEA	Great Britain	1	1	1	1	89,400
	South Africa	1	1	1	1	68,800
	Spain	1	1	1	1	74,000
	Poland	1	1	1	1	174,400

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

Name	Age	Position
Robert G. Ruhlman	59	Chairman, President and Chief Executive Officer
Eric R. Graef	63	Chief Financial Officer, Vice President - Finance and Treasurer
William H. Haag	52	Vice President - International Operations
J. Cecil Curlee Jr.	59	Vice President - Human Resources
Dennis F. McKenna	49	Executive Vice President - Global Business Development
David C. Sunkle	57	Vice President - Research and Engineering and Manufacturing
Caroline S. Vaccariello	49	General Counsel and Corporate Secretary
John M. Hofstetter	51	Vice President - Sales and Global Communications Markets
J. Ryan Ruhlman	32	Vice President - Marketing and Business Development

The following sets forth the name and recent business experience for each person who is an executive officer of the Company at March 1, 2016:

Robert G. Ruhlman was elected Chairman in July 2004. Mr. Ruhlman has served as Chief Executive Officer since July 2000 and as President since 1995 (positions he continues to hold). Mr. Ruhlman is the son of Barbara P. Ruhlman and the father of J. Ryan Ruhlman, both Directors of the Company.

Eric R. Graef was elected Vice President—Finance and Treasurer in December 1999 and Chief Financial Officer in December 2007.

William H. Haag was elected Vice President—International Operations in April 1999.

J. Cecil Curlee Jr. was elected Vice President—Human Resources in January 2003.

Dennis F. McKenna was elected Executive Vice President Global Business Development in January 2015 and expanded his role to include worldwide marketing and business development strategies. Prior to that, he was elected Vice President—Marketing and Global Business Development in April 2004.

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

J. Ryan Ruhlman was elected to the Company’s Board of Directors in July 2015 and as Vice President – Marketing and Business Development in December 2015, which expanded his role to include new acquisition and market opportunities. Prior to that, he was promoted to Director Marketing and Business Development in January 2015 including responsibilities for Special Industries, Distribution and Transmission Markets, as well as Marketing Communications. He has served a variety of positions in Research and Engineering, International and Marketing and Sales departments since 2002, including Laboratory Technician, International Operations Project Specialist, Business Development Specialist and Manager of New Business Development and Marketing Communications. Mr. Ruhlman is the son of Robert G. Ruhlman and the grandson of Barbara P. Ruhlman, both Directors of the Company.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on NASDAQ under the trading symbol “PLPC”. As of March 7, 2016, the Company had approximately 1,500 shareholders of record. The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company’s common shares as reported by the NASDAQ and (ii) the amount per share of cash dividends paid by the Company.

	Year ended December 31
	2015			2014
Quarter	High	Low	Dividend	High	Low	Dividend
First	$54.27	$42.13	$0.20	$73.74	$59.67	$0.20
Second	45.40	37.72	0.20	69.51	51.88	0.20
Third	37.96	30.30	0.20	58.53	52.76	0.20
Fourth	45.77	38.24	0.20	57.50	46.67	0.20

While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company’s Board of Directors in light of the current needs of the Company. Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (1)

Equity compensation plans approved by security holders	158,725	$54.39	323,398

Equity compensation plans not approved by security holders	0	$0.00	0

Total	158,725		323,398

(1)	Up to 312,398 shares may be issued in the form of restricted shares or units under the Company’s Long-Term Incentive Plan of 2008.

Performance Graph

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the Company’s common shares with the cumulative total return of hypothetical investments in the NASDAQ Composite Index and the Peer Group Index based on the respective market price of each investment at December 31, 2010, December 31, 2011, December 31, 2012, December 31, 2013, December 31, 2014, and December 31, 2015, assuming in each case an initial investment of $100 on December 31, 2010, and reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Preformed Line Products, the NASDAQ Composite Index,

and Peer Group Index

*	$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	2010	2011	2012	2013	2014	2015
PREFORMED LINE PRODUCTS CO	100.00	103.31	104.63	129.91	98.36	77.33
NASDAQ MARKET INDEX	100.00	100.53	116.92	166.19	188.78	199.95
PEER GROUP INDEX	100.00	88.32	109.15	151.78	147.18	140.54

Purchases of Equity Securities

On August 12, 2015, the Board of Directors authorized a plan to repurchase up to an additional 238,000 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table includes repurchases for the three months ended December 31, 2015:

Period (2015)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs

October	30,890	$40.28	138,004	111,996
November (1)	25,040	$41.39	163,044	86,956
December (2)	39,658	$42.34	202,702	47,298

Total	95,588

(1)	Includes an aggregate of 4,929 common shares repurchased from the Company’s executive officers to offset tax obligations, which were not part of the repurchase program and were separately authorized by the Board.
(2)	Includes an aggregate of 3,190 common shares repurchased from the Company’s executive officers to offset tax obligations, which were not part of the repurchase program and were separately authorized by the Board.

Item 6.	Selected Financial Data

	2015	2014	2013	2012	2011
	(Thousands of dollars, except per share data)
Net Sales and Income
Net sales	$354,666	$388,185	$409,776	$439,192	$424,404
Operating income	12,349	21,238	31,148	44,122	45,354
Income before income taxes	11,706	21,410	31,794	44,827	45,994
Income from continuing operations, net of tax	6,675	12,861	20,587	29,286	30,984
Net income	6,675	12,861	20,587	29,286	30,984
Per Share Amounts
Net income - basic	$1.25	$2.39	$3.84	$5.50	$5.89
Net income - diluted	1.24	2.39	3.77	5.45	5.78
Dividends declared	0.80	0.80	0.60	1.00	0.80
Shareholders’ equity	41.94	45.01	46.81	44.83	39.91
Other Financial Information
Current assets	$188,497	$200,663	$185,734	$194,101	$205,490
Total assets	324,573	353,967	332,406	333,064	327,348
Current liabilities	51,891	55,327	52,215	58,243	61,833
Long-term debt (including current portion)	31,864	31,865	13,249	9,573	28,592
Capital leases	268	173	310	504	484
Shareholders’ equity	218,984	242,925	252,330	241,069	212,858

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) was incorporated in Ohio in 1947. We are an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries. Our primary products support, protect, connect, terminate, and secure cables and wires. We also provide solar hardware systems, mounting hardware for a variety of solar power applications, and fiber optic and copper splice closures. PLPC is respected around the world for quality, dependability and market-leading customer service. Our goal is to continue to achieve profitable growth as a leader in the research, innovation, development, manufacture, and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets. We have 29 sales and manufacturing operations in 17 different countries.

We report our segments in four geographic regions: PLP-USA (including corporate), The Americas (includes operations in North and South America without PLP-USA), EMEA (Europe, Middle East & Africa) and Asia-Pacific in accordance with accounting standards codified in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, Segment Reporting. Each segment distributes a full range of our primary products. Our PLP-USA segment is comprised of our U.S. operations manufacturing our traditional products primarily supporting our domestic energy, telecommunications and solar products. Our other three segments, The Americas, EMEA and Asia-Pacific, support our energy, telecommunications, data communication and solar products in each respective geographical region.

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

RECENT DEVELOPMENTS

In the fourth quarter of 2015, we reconfigured a product line in The Americas segment and consolidated its manufacturing processes into the PLP-USA segment operations. This action is expected to reduce future infrastructure and manufacturing costs for the product line. As a result, certain reclassifications have been made to the 2014 financial results to be comparable to the 2015 financial results for The Americas and PLP-USA reporting segments.

On January 31, 2014, we acquired Helix Uniformed Limited (Helix), located in Montreal, Quebec, Canada. The acquisition of Helix diversified our business in Canada and The Americas segment in total, expanded our manufacturing footprint and enhanced our engineering capabilities locally.

MARKET OVERVIEW

Our business continues to be highly concentrated in the energy and communications markets. During the past several years, industry consolidation continued as distributor and service provider consolidations occurred in our major markets. The devaluation of foreign currencies, particularly commodity-based currencies, coupled with the sluggish global economy and retraction of manufacturing in some of the regions that we serve has led to a challenging environment to sustain sales levels and achieve sales growth. There has been a lack of commitment by developed countries to upgrade and strengthen their electrical grids and communication networks, despite the growing need. Low oil and commodity prices have continued to affect construction projects worldwide and negatively impacted growth opportunities in our core markets in the U.S. and countries such as Brazil, Canada and the Asia-Pacific region where the financial situation is expected to be challenging going forward.

In 2015, sales in the energy market declined again due to a slowdown in the number and scale of transmission projects in North America. Additionally, there was a continued decline and pull-back in transmission, substation, and distribution construction and maintenance in the Asia-Pacific region. We expect the energy market to be relatively flat in 2016 given continued uncertainty in global markets. We believe that our leadership position in the market and ability to deliver reliable products quickly will enable us to take advantage of prospects for continued growth as transmission grids are enhanced and extended. There was a significant increase in sales in our solar sector on a worldwide basis.

Our international business is more concentrated in the energy markets and we experienced our most significant top line growth in 2015 in our solar products, primarily in our Asia-Pacific region. Historically, our international sales were primarily related to the medium voltage distribution segment of the energy market but have grown through acquisition and new product development to include a significant contribution from the transmission and solar markets. We believe that we are well positioned to supply the needs of the world’s diverse energy market requirements as a result of our strategically located operations and array of product designs and technologies.

When economic conditions improve, we believe our efforts internationally will lead to growth in our communications business from opportunities where deployment of fixed line and wireless telecommunications services and broadband penetration rates remain low as a percentage of the total population.

PREFACE

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends. The 2015 and 2014 financial results reflect the integration of the DPW operations from The Americas segment to PLP-USA reporting segment.

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weaken against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into fewer U.S. dollars. Foreign currencies weakened against the U.S. dollar in 2015. The most significant currencies that contributed to this movement were the Australian dollar, the Brazilian real, the Canadian dollar, the Malaysian ringgit, the New Zealand dollar and the Thai Baht. The fluctuations of foreign currencies during the year ended December 31, 2015 had an unfavorable impact on net sales of $36.9 million as compared to 2014. On a reportable segment basis, the favorable (unfavorable) impact of foreign currency on net sales and net income for the years ended December 31, 2015 and 2014 was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income (Loss)
(Thousands of dollars)	2015	2014	2015	2014
The Americas	$(15,987)	$(4,942)	$(858)	$(141)
EMEA	(8,425)	(491)	(378)	12
Asia-Pacific	(12,462)	(3,855)	1,176	218

Total	$(36,874)	$(9,288)	$(60)	$89

While the effect of currency translation had only a slight impact on net income in both years, there was an incremental $4.5 million in losses on foreign currency transactions for the year ended December 31, 2015 that negatively impacted the operating results as summarized in the following table:

	Foreign Currency Translation Impact
	Year Ended December 31
(Thousands of dollars)	2015	2014
Operating income	$12,349	$21,238
Translation (gain) loss	635	(56)
Transaction loss	7,413	2,900

Operating income excluding currency impact	$20,397	$24,082

Despite the current global economy, we believe our business fundamentals and our financial position are sound and strategically well-positioned. We remain focused on assessing our business structure, global facilities and overall capacity in conjunction with the requirements of local manufacturing in the markets that we serve. If necessary, we will utilize our global manufacturing network to manage costs, while driving increased sales volumes and delivering value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 14.7% and can borrow needed funds at an attractive interest rate under our credit facility. While debt declined $1.4 million, there was a slight increase in our bank debt to equity ratio, compared to 13.9% at December 31, 2014, primarily related to a decrease in equity from an unfavorable foreign currency translation impact in Accumulated other comprehensive loss along with the repurchase of stock in 2015.

The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the years ended December 31, 2015 and 2014. The Company’s past operating results are not necessarily indicative of future operating results.

	Year Ended December 31
(Thousands of dollars)	2015		2014		Change

Net sales	$354,666	100.0%	$388,185	100.0%	$(33,519)
Cost of products sold	251,214	70.8	267,237	68.8	(16,023)

GROSS PROFIT	103,452	29.2	120,948	31.2	(17,496)
Costs and expenses	91,103	25.7	99,710	25.7	(8,607)

OPERATING INCOME	12,349	3.5	21,238	5.5	(8,889)
Other income (expense)	(643)	(0.2)	172	0.0	(815)

INCOME BEFORE INCOME TAXES	11,706	3.3	21,410	5.5	(9,704)
Income taxes	5,031	1.4	8,549	2.2	(3,518)

NET INCOME	$6,675	1.9%	$12,861	3.3%	$(6,186)

2015 RESULTS OF OPERATIONS COMPARED TO 2014

Net sales. In 2015, net sales were $354.7 million, a decrease of $33.5 million, or 9%, compared to 2014. Excluding the unfavorable effect of currency translation, net sales increased 1% as summarized in the following table:

	Year Ended December 31
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change

Net sales
PLP-USA	$142,470	$152,567	$(10,097)	$0	$(10,097)	(7)%
The Americas	59,290	75,868	(16,578)	(15,987)	(591)	(1)
EMEA	53,778	65,446	(11,668)	(8,425)	(3,243)	(5)
Asia-Pacific	99,128	94,304	4,824	(12,462)	17,286	18

Consolidated	$354,666	$388,185	$(33,519)	$(36,874)	$3,355	1%

The decrease in PLP-USA net sales of $10.1 million, or 7%, was primarily due to a reduction in transmission sales as a result of fewer projects in the United States along with a decline in domestic solar sales. International net sales for the year ended December 31, 2015 were unfavorably affected by $36.9 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $59.3 million decreased $.6 million, or 1%, primarily due to a net $2.2 million decline in transmission sales volume partially offset by an increase in distribution sales volume. EMEA net sales of $53.8 million decreased $3.2 million, or 5%, primarily due to volume decreases in telecommunications and distribution products. The Asia-Pacific net sales of $99.1 million increased $17.3 million, or 18%, compared to 2014. The increase in net sales is primarily related to a significant increase in solar sales.

Gross Profit. Gross profit of $103.5 million for 2015 decreased $17.5 million, or 14%, compared to 2014. Excluding the unfavorable effect of currency translation, gross profit decreased $8.2 million, or 7%, as summarized in the following table:

	Year Ended December 31
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change

Gross profit
PLP-USA	$47,752	$52,807	$(5,055)	$0	$(5,055)	(10)%
The Americas	17,754	19,998	(2,244)	(4,850)	2,606	13
EMEA	19,052	22,776	(3,724)	(2,737)	(987)	(4)
Asia-Pacific	18,894	25,367	(6,473)	(1,720)	(4,753)	(19)

Consolidated	$103,452	$120,948	$(17,496)	$(9,307)	$(8,189)	(7)%

PLP-USA gross profit of $47.8 million decreased $5.1 million compared to 2014. PLP-USA’s $5.1 million decrease in gross profit was predominantly related to the reduction in sales volume along with $1.0 million of restructuring charges. International gross profit for the year ended December 31, 2015 was unfavorably impacted by $9.3 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increase of $2.6 million was primarily the result of product margin improvement in the region. With the acquisition of Helix in 2014, inventories were adjusted to fair value on the acquisition date and the subsequent sale of that inventory garnered a lower product margin in 2014 as The Americas recognized $1.9 million of the acquired inventories fair value adjustment in Cost of products sold. The remaining increase in gross profit was due to product margin expansion achieved on 2015 sales. The EMEA gross profit decreased $1.0 million primarily as a result of the decline in sales in the region. Asia-Pacific gross profit decreased $4.8 million primarily due to a shift in the product sales mix to lower margin products along with $.7 million in net costs associated with the continued reconfiguration of the operations of one location in the segment.

Costs and expenses. Costs and expenses of $91.1 million for the year ended December 31, 2015 decreased $8.6 million, or 9%, compared to 2014. Excluding the effect of currency translation, costs and expenses were essentially flat as summarized in the following table:

	Year Ended December 31
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Costs and expenses
PLP-USA	$42,946	$40,668	$2,278	$0	$2,278	6%
The Americas	13,451	16,535	(3,084)	(3,636)	552	3
EMEA	12,739	14,752	(2,013)	(2,186)	173	1
Asia-Pacific	21,967	27,755	(5,788)	(2,850)	(2,938)	(11)

Consolidated	$91,103	$99,710	$(8,607)	$(8,672)	$65	0%

PLP-USA costs and expenses increased $2.3 million primarily due to $2.8 million increase in net foreign currency exchange losses and a decrease in intercompany royalty income of $1.8 million. The foreign currency exchange losses were primarily related to translating into U.S. dollars its foreign denominated loans, trade receivables and royalty receivables from its foreign subsidiaries at the December 2015 year-end exchange rates. These increases in cost and expenses were partially mitigated with a reduction in personnel costs and tighter expense controls reducing expense by $2.3 million. International costs and expenses for the year ended December 31, 2015 were favorably impacted by $8.7 million when local currencies were translated to U.S. dollars. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses increase of $.6 million was primarily due to foreign currency exchange losses of $1.5 million, partially offset by the non-recurrence of a $.7 million charge recorded in 2014 for the write-down of interest and inflation related to a tax refund along with an additional $.2 million value added tax recovery in 2015. The foreign currency exchange losses were principally related to intercompany purchases. EMEA costs and expenses increased $.2 million due primarily to the start-up expenses for additional offices in the region of $1.0 million predominantly offset by a reduction in personnel costs and overall tightened expense management. Asia-Pacific costs and expenses decreased $2.9 million primarily due to savings in personnel costs from staffing modifications implemented in 2014 along with overall tighter expense management.

Other income (expense). Other expense for the year ended December 31, 2015 of $.6 million increased $.8 million compared to 2014. This increase was due to the reversal of a receivable recorded at the opening balance sheet date of a previous acquisition. The receivable represented the indemnification by the prior owner for unrecognized tax benefits. The resolution of a foreign income tax audit resulted in a tax liability for less than the previously recorded accrual. The difference was recorded as a tax benefit in income tax expense and the reduction to the corresponding receivable was recognized as other expense, after receipt of the indemnified tax related amount from the prior owner.

Income taxes. Income taxes for the years ended December 31, 2015 and 2014 were $5.0 million and $8.5 million, respectively, based on pretax income of $11.7 million and $21.4 million, respectively. The effective tax rate for the years ended December 31, 2015 and 2014 was 43.0% and 39.9%, respectively, compared to the U.S. federal statutory rate of 35%. Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S. federal statutory income tax rate, and the relative amount of income earned in those jurisdictions. It is also affected by discrete items that may occur in any given period but are not consistent from year to year. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2015

1.	$1.8 million, or 15.0%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.

2.	$.6 million, or 5.4%, increase resulting primarily from incremental tax from the repatriation of foreign earnings and partially offset by other U.S. permanent items and state and local income taxes.

3.	$.8 million, or 6.6%, decrease of unrecognized tax benefits resulting primarily from a favorable resolution of a foreign audit in our Asia Pacific segment for which a larger tax liability had previously been accrued.

4.	$.7 million, or 5.8%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

2014

1.	$1.9 million, or 9.0%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.

2.	$.3 million, or 1.1%, increase resulting from U.S. permanent items, primarily related to the repatriation of foreign earnings and state and local income taxes.

3.	$1.3 million, or 6.1%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

4.	$.2 million, or .9%, increase resulting from the recognition of previously unrecognized tax benefits.

Net income. As a result of the preceding items, net income for the year ended December 31, 2015 was $6.7 million, compared to $12.9 million for 2014. Excluding the effect of currency translation, net income decreased $6.1 million as summarized in the following table:

	Year Ended December 31
(Thousands of dollars)	2015	2014	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net income (loss)
PLP-USA	$2,031	$7,233	$(5,202)	$0	$(5,202)	(72)%
The Americas	3,178	2,647	531	(858)	1,389	55
EMEA	4,881	6,192	(1,311)	(378)	(933)	(15)
Asia-Pacific	(3,415)	(3,211)	(204)	1,176	(1,380)	(43)

Consolidated	$6,675	$12,861	$(6,186)	$(60)	$(6,126)	(48)%

PLP-USA net income decreased $5.2 million due to a $7.4 million decrease in operating income partially offset by lower income taxes of $2.2 million. International net income for the year ended December 31, 2015 was unfavorably affected by $.1 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income increased $1.4 million as a result of a $2.1 million increase in operating income and a $.2 million decrease in interest expense as a portion of loan balances were repaid. These improvements were partially offset with an increase in income taxes of $.9 million. EMEA net income decreased $.9 million as a result of a $1.2 million decrease in operating income partially offset by a decrease in income taxes of $.3 million. Asia-Pacific net loss increased $1.4 million as a result of a $1.8 million decrease in operating income offset by the net tax benefit for the region, which was $.4 million inclusive of the previously mentioned tax indemnification receivable reduction.

2014 RESULTS OF OPERATIONS COMPARED TO 2013

The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the years ended December 31, 2014 and 2013.

	Year Ended December 31
(Thousands of dollars)	2014		2013		Change

Net sales	$388,185	100.0%	$409,776	100.0%	$(21,591)
Cost of products sold	267,237	68.8	278,875	68.1	(11,638)

GROSS PROFIT	120,948	31.2	130,901	31.9	(9,953)
Costs and expenses	99,710	25.7	99,753	24.3	(43)

OPERATING INCOME	21,238	5.5	31,148	7.6	(9,910)
Other income (expense)	172	0.0	646	0.2	(474)

INCOME BEFORE INCOME TAXES	21,410	5.5	31,794	7.8	(10,384)
Income taxes	8,549	2.2	11,207	2.7	(2,658)

NET INCOME	$12,861	3.3%	$20,587	5.0%	$(7,726)

Net sales. In 2014, net sales were $388.2 million, a decrease of $21.6 million, or 5%, compared to 2013. Excluding the unfavorable effect of currency translation, net sales decreased 3% as summarized in the following table:

	Year Ended December 31
(Thousands of dollars)	2014	2013	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net sales
PLP-USA	$152,567	$163,033	$(10,466)	$0	$(10,466)	(6)%
The Americas	75,868	72,518	3,350	(4,942)	8,292	11
EMEA	65,446	61,543	3,903	(491)	4,394	7
Asia-Pacific	94,304	112,682	(18,378)	(3,855)	(14,523)	(13)

Consolidated	$388,185	$409,776	$(21,591)	$(9,288)	$(12,303)	(3)%

The decrease in PLP-USA net sales of $10.5 million, or 6%, was primarily due to a reduction in transmission sales as a result of fewer projects in the United States coupled with a $4.9 million decrease in solar sales. International net sales for the year ended December 31, 2014 were unfavorably affected by $9.3 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $75.9 million increased $8.3 million, or 11%, primarily due to $13.2 million in sales at Helix, which was acquired in January of 2014, partially offset by lower net transmission sales of $4.9 million. EMEA net sales of $65.4 million increased $4.4 million, or 7%, primarily due to volume increases in telecommunications and distribution. The Asia-Pacific net sales of $94.3 million decreased $14.5 million, or 13%, compared to 2013. The decrease in net sales was primarily related to lower volume in transmission and substation sales as a result of slowing economies, government deferral of projects and political uncertainty in various locations within the region.

Gross Profit. Gross profit of $120.9 million for 2014 decreased $10.0 million, or 8%, compared to 2013. Excluding the unfavorable effect of currency translation, gross profit decreased $7.8 million, or 6%, as summarized in the following table:

	Year Ended December 31
(Thousands of dollars)	2014	2013	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change

Gross profit
PLP-USA	$52,807	$58,447	$(5,640)	$0	$(5,640)	(10)%
The Americas	19,998	22,337	(2,339)	(1,300)	(1,039)	(5)
EMEA	22,776	21,146	1,630	(94)	1,724	8
Asia-Pacific	25,367	28,971	(3,604)	(793)	(2,811)	(10)

Consolidated	$120,948	$130,901	$(9,953)	$(2,187)	$(7,766)	(6)%

PLP-USA gross profit of $52.8 million decreased $5.6 million compared to 2013. PLP-USA’s $5.6 million decrease in gross profit was predominantly related to the reduction in sales volume. International gross profit for the year ended December 31, 2014 was unfavorably impacted by $2.2 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit decrease of $1.0 million was primarily the result of lower product margin transmission sales. Additionally, while Helix provided a positive contribution to gross profit, it was negatively impacted by the sale of inventories which were adjusted to fair value on the acquisition date. The acquisition was accounted for pursuant to the current business combination standards. In accordance with the standards, we recorded, as of the acquisition date, the acquired inventories at their respective fair values. We recognized $1.9 million of the acquired inventories fair value adjustment in Cost of products sold. The EMEA gross profit increased $1.7 million primarily as a result of higher net sales in the region. Asia-Pacific gross profit decreased $2.8 million primarily due to a $3.5 million decrease in gross profit from lower net sales partially offset by a $.7 million reduction in production costs and freight expense.

Costs and expenses. Costs and expenses of $99.7 million for the year ended December 31, 2014 decreased less than $.1 million, or less than 1%, compared to 2013. Excluding the effect of currency translation, costs and expenses increased 2% as summarized in the following table:

	Year Ended December 31
(Thousands of dollars)	2014	2013	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Costs and expenses
PLP-USA	$40,668	$41,873	$(1,205)	$0	$(1,205)	(3)%
The Americas	16,535	13,552	2,983	(1,117)	4,100	30
EMEA	14,752	13,325	1,427	(110)	1,537	12
Asia-Pacific	27,755	31,003	(3,248)	(1,021)	(2,227)	(7)

Consolidated	$99,710	$99,753	$(43)	$(2,248)	$2,205	2%

PLP-USA costs and expenses decreased $1.2 million primarily due to $1.5 million decline in personnel related and commission expenses, along with a decrease in net foreign currency exchange losses of $.5 million. The foreign currency exchange losses were primarily related to translating into U.S. dollars our foreign denominated loans, trade receivables and royalty receivables from our foreign subsidiaries at the December 2014 year-end exchange rates. These reductions in expense were partially offset by a $.9 million decline in intercompany royalty income. International costs and expenses for the year ended December 31, 2014 were favorably impacted by $2.2 million when local currencies were translated to U.S. dollars. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses increase of $4.1 million was primarily due to a $1.7 million impact related to a refund of VAT and interest and inflation from an income tax refund recorded at our Brazilian location in 2013 that was not repeated in 2014 coupled with a $1.7 million increase in costs and expenses of Helix acquired in January 2014. Additionally, there was an increase of $.3 million in personnel expenses and professional fees along with $.4 million for net interest expense and royalty expense. EMEA costs and expenses increased $1.5 million due primarily to the start-up expenses for additional offices in the region of $1.2 million in addition to personnel cost increases of $.4 million. Asia-Pacific costs and expenses decreased $2.2 million primarily due to lower intercompany expenses of $1 million, a $.3 million decrease in net foreign currency exchange losses, and a $.9 million reduction in employee related and consulting costs.

Other income (expense). Other income for the year ended December 31, 2014 of $.2 million decreased $.5 million compared to 2013 due to a $.4 million increase in net interest expense and a $.1 million decrease in net other income.

Income taxes. Income taxes for the years ended December 31, 2014 and 2013 were $8.5 million and $11.2 million, respectively, based on pretax income of $21.4 million and $31.8 million, respectively. The effective tax rate for the years ended December 31, 2014 and 2013 was 39.9% and 35.3%, respectively, compared to the U.S. federal statutory rate of 35%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S. federal statutory income tax rate, and the relative amount of income earned in those jurisdictions. It is also affected by discrete items that may occur in any given period but are not consistent from year to year. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2014

1.	$1.9 million, or 9.0%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized

2.	$.3 million, or 1.1%, increase resulting from U.S. permanent items, primarily related to the repatriation of foreign earnings and state and local income taxes.

3.	$1.3 million, or 6.1%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

4.	$.2 million, or .9%, increase resulting from the recognition of previously unrecognized tax benefits.

2013

1.	$1.0 million, or 3.4%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.

2.	$1.2 million, or 3.8%, increase resulting from U.S. permanent items, primarily related to the repatriation of foreign earnings and state and local income taxes.

3.	$1.4 million, or 4.6%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

4.	$.7 million, or 2.3%, decrease resulting primarily from a favorable resolution of a domestic audit.

Net income. As a result of the preceding items, net income for the year ended December 31, 2014 was $12.9 million, compared to $20.6 million for 2013. Excluding the effect of currency translation, net income decreased $7.8 million as summarized in the following table:

	Year Ended December 31
(Thousands of dollars)	2014	2013	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net income (loss)
PLP-USA	$7,233	$10,356	$(3,123)	$0	$(3,123)	(30)%
The Americas	2,647	6,415	(3,768)	(141)	(3,627)	(57)
EMEA	6,192	6,047	145	12	133	2
Asia-Pacific	(3,211)	(2,231)	(980)	218	(1,198)	(54)

Consolidated	$12,861	$20,587	$(7,726)	$89	$(7,815)	(38)%

PLP-USA net income decreased $3.1 million due to a $4.4 million decrease in operating income partially offset by lower income taxes of $1.4 million. International net income for the year ended December 31, 2014 was favorably affected by $.1 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income decreased $3.6 million as a result of a $5.2 million decrease in operating income and a $.5 million increase in interest expense primarily due from funding for the Helix acquisition partially offset with lower income taxes of $1.9 million. EMEA net income increased $.1 million as a result of a $.2 million increase in operating income partially offset by increased income taxes. Asia-Pacific net loss increased $1.2 million as a result of a $.5 million decrease in operating income coupled with a decrease in other income of $.1 million and an increase in income taxes of $.6 million due to the Company’s decision not to recognize tax benefits attributable to operating losses.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In 2015, we used cash of $10.8 million for capital expenditures. We ended 2015 with $30.4 million of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world. At December 31, 2015, the majority of our cash and cash equivalents are held outside the U.S. We expect the majority of accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Our financial position remains strong and our current ratio at December 31, 2015 and 2014 was 3.6 to 1. Total debt at December 31, 2015 was $32.3 million. At December 31, 2015, our unused availability under our line of credit was $16.8 million and our bank debt to equity percentage was 14.7%. The term of our credit facility extends through August 2017 at an interest rate of LIBOR plus 1.125%. The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability. At December 31, 2015 and throughout the year, we were in compliance with these covenants.

We expect that our major source of funding for 2016 and beyond will be our operating cash flows, our existing cash and cash equivalents as well as our line of credit agreement. We earn a significant amount of our operating income outside the United States, which, except for current earnings in certain jurisdictions, is deemed to be indefinitely reinvested in foreign jurisdictions. We currently do not intend nor foresee a need to repatriate these funds. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months and thereafter for the foreseeable future. In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions. We also believe that we can expand our borrowing capacity, if necessary; however, we do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

Sources and Uses of Cash

Cash increased $.8 million for the year ended December 31, 2015. Net cash provided by operating activities was $20.2 million. The major investing and financing uses of cash were capital expenditures of $10.8 million, common share repurchases of $7.6 million and dividends of $4.4 million. Currency had a positive $4.0 million impact on cash and cash equivalents when translating foreign denominated financial statements to U.S. dollars.

Net cash provided by operating activities decreased $5.0 million compared to 2014 primarily as a result of a decrease in net income of $6.2 million, a decrease of non-cash items of $1.5 million along with a decrease in operating assets (net of operating liabilities) of $2.6 million.

Net cash used in investing activities of $10.9 million for the year ended December 31, 2015 represents a decrease of $22.4 million when compared to cash used in investing activities for the year ended December 31, 2014. The decrease was primarily related to the business acquisition of Helix for $15.0 million, net of cash acquired, in 2014 along with a decline in capital expenditures of $6.9 million for 2015 when compared to 2014 along with an increase in proceeds in property disposals of $.8 million. These decreases in invested cash were partially offset by an increase in purchases of fixed term deposits of $.3 million in 2015. The decrease in capital expenditures was due primarily to the non-recurrence of the 2014 land and building purchase at Helix for $2.8 million and plant expansion of $4.8 million at our PLP-USA segment.

Cash used by financing activities for the year ended December 31, 2015 was $12.7 million compared to cash generation of $13.2 million in 2014. The $25.9 million decrease was primarily a result of a decrease in debt borrowings in 2015 compared to 2014 of $23.8 million and a net increase in cash used in capital stock transactions of $5.4 million partially offset by a decrease in repayments of debt of $3.4 million. The 2014 borrowings were used primarily to finance the acquisition of Helix.

We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and capital leases primarily for equipment. One such lease is for our aircraft with a lease commitment through February 2017. Under the terms of the lease, we maintain the risk to make up a deficiency from market value attributable to damage, extraordinary wear and tear, excess air hours or exceeding maintenance overhaul schedules required by the Federal Aviation Administration. At the present time, we do not believe we have incurred any obligation for any contingent rent under the lease.

Contractual obligations and other commercial commitments are summarized in the following tables:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(Thousands of dollars)

Notes payable to bank (A)	$413	$413	$0	$0	$0
Long-term debt (B)	31,864	110	31,754	0	0
Capital leases	268	83	110	67	8
Operating leases	18,308	2,438	3,108	2,685	10,077
Purchase commitments	2,428	2,428	0	0	0
Pension contribution and other retirement plans (C)	0	0	0	0	0
Income taxes payable, non-current (D)	0	0	0	0	0

	Amount of Commitment Expiration by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(Thousands of dollars)

Letters of credit	$6,122	$3,157	$1,366	$1,599	$0
Guarantees	536	522	14	0	0

(A)	Interest on short-term debt is included in the table at an interest rate of 3.17% in effect at December 31, 2015.
(B)	Interest on long-term debt is included in the table at interest rates from 1.29% to 5.59% based on the variable interest rates in effect at December 31, 2015.
(C)	The Company does not expect to make a contribution to the Company’s defined benefit pension plan in 2016. Future expected amounts beyond one year have not been disclosed as such amounts are subject to change based on performance of the assets in the plan as well as the discount rate used to determine the obligation. At December 31, 2015, our unfunded contractual obligation was $11.6 million. Our Supplemental Profit Sharing Plan accrued liability at December 31, 2015 was $3.9 million.
(D)	As of December 31, 2015, there were $.2 million of tax liabilities, including interest and penalties, related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, we are unable to estimate the years in which cash settlement may occur with the respective tax authorities.

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

Revenue Recognition

Our revenue recognition policy is in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605, Revenue Recognition. We recognize sales when title passes to the customer either when goods are shipped or when they are delivered and based on the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectability is reasonably assured. Revenue related to shipping and handling costs billed-to customers are included in net sales and the related shipping and handling costs are included in cost of products sold.

Receivable Allowances

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2015, we recorded a provision for doubtful accounts of $.5 million. The allowance for doubtful accounts represents approximately 2.8% of our trade receivables balance at December 31, 2015 and 2014.

Excess and Obsolescence Reserves

We provide excess and obsolescence reserves to state inventories at the lower of cost or estimated market value. We identify inventory items which have had no usage or are in excess of the usages over the historical 12 to 24 months. A management team with representatives from marketing, manufacturing, engineering and finance reviews these inventory items, determines the disposition of the inventory and assesses the estimated market value based on their knowledge of the product and market conditions. These conditions include, among other things, future demand for product, product utility, unique customer order patterns or unique raw material purchase patterns, changes in customer and quality issues. At December 31, 2015, the allowance for excess and obsolete inventory was 12.9% of gross inventory and at December 31, 2014, the allowance for excess and obsolete inventory was 9.3% of gross inventory. If the impact of market conditions deteriorates from those projected by management, additional inventory reserves may be necessary.

Impairment of Long-Lived Assets

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the discounted cash flows estimated to be generated by those assets are less than the carrying value of those items. Our cash flows are based on historical results adjusted to reflect the best estimate of future market and operating conditions. The net carrying value of assets not recoverable is then reduced to fair value. The estimates of fair value represent the best estimate based on industry trends and reference to market rates and transactions.

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

Our measurement date for our annual impairment test is October 1 of each year. We performed our annual impairment tests for goodwill as of October 1, 2015. We did not have any impairment for goodwill or other intangibles for the year ended December 31, 2015. See Note J for additional information.

Deferred Tax Assets

Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax basis of assets and liabilities and operating loss and tax credit carryforwards. We establish a valuation allowance to record our deferred tax assets at an amount that is more-likely-than-not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to expense in the period such determination was made.

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

Under FASB ASC 740 (formerly FIN 48), tax benefits from uncertain tax positions that reduce our current or future income tax liability, are reported in our financial statements only to the extent that each benefit is recognized and measured under a two-step approach. The first step requires us to assess whether each tax position based on its technical merits and facts and circumstances as of the reporting date, is more-likely-than-not to be sustained upon examination. The second step measures the amount of tax benefit that we would recognize in the financial statements based on a cumulative probability approach. A tax position that meets the more-likely-than-not threshold that is not highly certain is measured based on the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming that the tax authority has examined the position and has full knowledge of all relevant information.

ASC 740 requires subjectivity to identify outcomes and to assign probability in order to estimate the settlement amount. We provide estimates in order to determine settlement amounts. During the year ended December 31, 2015, we recorded a reduction in the liability of $.6 million for uncertain tax positions. At December 31, 2015, the total reserve for uncertain tax positions was $.2 million.

Pensions

We record obligations and expenses related to pension benefit plans based on actuarial valuations, which include key assumptions on discount rates, expected returns on plan assets and compensation increases. These actuarial assumptions are reviewed annually and modified as appropriate. The effect of modifications is generally recorded or amortized over future periods. The discount rate of 4.25% at December 31, 2015 reflects an analysis of yield curves as of the end of the year and the schedule of expected cash needs of the plan. The expected long-term return on plan assets of 8.0% reflects the plan’s historical returns and represents our best estimate of the likely future returns on the plan’s asset mix. We believe the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries. However, an increase in the discount rate would decrease the plan obligations and the net periodic benefit cost, while a decrease in the discount rate would increase the plan obligations and the net periodic benefit cost. In addition, an increase in the expected long-term return on plan assets would decrease the net periodic pension cost, while a decrease in expected long-term return on plan assets would increase the net periodic pension cost.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” or ASU 2014-08. ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. We are required to adopt ASU 2014-08 prospectively for all disposals or components of the business classified as held for sale during the fiscal period beginning after December 15, 2014. We adopted the guidance in the first quarter of 2015 and it did not have an effect on our results of operations, financial condition or cash flows.

NEW ACCOUNTING STANDARDS TO BE ADOPTED

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this Update require the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating what impact, if any, its adoption will have to the presentation of our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual reporting period. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating what impact, if any, its adoption will have to the presentation of our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update are effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently evaluating what impact, if any, its adoption will have to the presentation of our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Topic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Earlier application is permitted. Amendments in this Update can be applied retrospectively or prospectively. We are currently not engaged in a cloud computing arrangement; however, we are evaluating what impact, if any, its adoption will have to the presentation of our consolidated financial statements if it enters such an arrangement.

In April 2015, the FASB issued ASU 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” For an entity that has a significant event in an interim period that calls for a re-measurement of defined benefit plan assets and obligations, the amendments in this Update provide a practical expedient that permits the entity to re-measure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Earlier application is permitted. Amendments in this Update should be applied prospectively. We are currently evaluating what impact, if any, its adoption will have to the presentation of our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This Update eliminates from GAAP the concept of extraordinary items. A material event or transaction that an entity considers to be of an unusual nature or of a type that indicates infrequency of occurrence or both shall be reported as a separate component of income from continuing operations. The nature and financial effects of each event or transaction shall be presented as a separate component of income from continuing operations or, alternatively, disclosed in notes to financial statements. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We are currently evaluating what impact, if any, its adoption will have to the presentation of our consolidated financial statements.

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

The Company operates manufacturing facilities and offices around the world and uses fixed and floating rate debt to finance the Company’s global operations. As a result, the Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risk related to changes in interest rates and foreign currency exchange rates. The Company believes that the political and economic risks related to the Company’s international operations are mitigated due to the geographic diversity in which the Company’s international operations are located.

As of December 31, 2015, the Company had no foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $5.9 million and on income before tax of $2.5 million.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $32.3 million at December 31, 2015. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.3 million for the year ended December 31, 2015.

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

A discount rate is used to determine the present value of future payments. In general, our liability increases as the discount rate decreases and decreases as the discount rate increases. The discount rate used to determine our future benefit obligation was 4.25% and 4.0% at December 31, 2015 and 2014, respectively. The discount rate is a significant factor in determining the amounts reported. A 50 basis point change in the discount rate of 4.25% used at December 31, 2015 would have a $.8 million effect on the Plan’s projected benefit obligation.

The Company developed the expected return on plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns. The Company assumed an expected rate of return of 8.0% in both 2015 and 2014. A 50 basis point change in the expected rate of return would have a $.7 million effect on the Plan’s subsequent year’s net periodic pension cost.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Preformed Line Products Company

We have audited the accompanying consolidated balance sheets of Preformed Line Products Company as of December 31, 2015 and 2014, and the related statements of consolidated income, comprehensive income (loss), cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Preformed Line Products Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Preformed Line Products Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 11, 2016

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	2015	2014
	(Thousands of dollars, except share and per share data)

ASSETS
Cash and cash equivalents	$30,393	$29,643
Accounts receivable, less allowances of $2,326 ($2,370 in 2014)	63,626	67,942
Inventories - net	69,912	80,037
Deferred income taxes	8,608	7,249
Prepaids	4,030	6,926
Prepaid taxes	5,585	2,241
Other current assets	6,343	6,625

TOTAL CURRENT ASSETS	188,497	200,663

Property, plant and equipment - net	91,965	102,531
Patents and other intangibles - net	11,288	14,121
Goodwill	15,821	17,792
Deferred income taxes	5,299	5,773
Other assets	11,703	13,087

TOTAL ASSETS	$324,573	$353,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$413	$1,809
Current portion of long-term debt	110	116
Trade accounts payable	20,377	22,332
Accrued compensation and amounts withheld from employees	9,306	9,876
Accrued expenses and other liabilities	13,334	13,021
Accrued profit-sharing and other benefits	5,648	5,151
Dividends payable	1,057	1,220
Income taxes payable and deferred income taxes	1,646	1,802

TOTAL CURRENT LIABILITIES	51,891	55,327

Long-term debt, less current portion	31,754	31,749
Unfunded pension obligation	11,627	12,503
Income taxes payable	195	1,735
Deferred income taxes	3,447	3,283
Other noncurrent liabilities	6,675	6,445

SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,221,062 and 5,397,138 issued and outstanding, at December 31, 2015 and December 31, 2014	12,478	12,433
Common shares issued to rabbi trust, 296,635 and 292,609 shares at December 31, 2015 and December 31, 2014, respectively	(12,052)	(11,790)
Deferred compensation liability	12,052	11,790
Paid-in capital	22,916	22,795
Retained earnings	292,311	289,849
Treasury shares, at cost, 1,018,013 and 819,424 shares at December 31, 2015 and December 31, 2014	(54,570)	(47,018)
Accumulated other comprehensive loss	(54,151)	(35,134)

TOTAL SHAREHOLDERS’ EQUITY	218,984	242,925

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$324,573	$353,967

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31
	2015	2014	2013
	(In thousands, except per share data)

Net sales	$354,666	$388,185	$409,776
Cost of products sold	251,214	267,237	278,875

GROSS PROFIT	103,452	120,948	130,901

Costs and expenses
Selling	30,593	35,655	35,704
General and administrative	36,878	42,563	44,557
Research and engineering	14,879	16,302	14,708
Other operating expenses - net	8,753	5,190	3,922
Goodwill impairment	0	0	862

	91,103	99,710	99,753

OPERATING INCOME	12,349	21,238	31,148

Other income (expense)
Interest income	391	483	618
Interest expense	(565)	(658)	(450)
Other income (expense)	(469)	347	478

	(643)	172	646

INCOME BEFORE INCOME TAXES	11,706	21,410	31,794

Income taxes	5,031	8,549	11,207

NET INCOME	$6,675	$12,861	$20,587

BASIC EARNINGS PER SHARE
Net income	$1.25	$2.39	$3.84

DILUTED EARNINGS PER SHARE
Net income	$1.24	$2.39	$3.77

Cash dividends declared per share	$0.80	$0.80	$0.60

Weighted-average number of shares outstanding - basic	5,350	5,377	5,361

Weighted-average number of shares outstanding - diluted	5,366	5,382	5,467

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2015	2014	2013
	(Thousands of dollars)
Net income	$6,675	$12,861	$20,587
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(19,789)	(12,330)	(8,457)
Recognized net actuarial loss	364	10	306
Gain (loss) on unfunded pension obligations	408	(5,112)	4,113

Other comprehensive income (loss), net of tax	(19,017)	(17,432)	(4,038)

Comprehensive income (loss)	$(12,342)	$(4,571)	$16,549

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31
	2015	2014	2013
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$6,675	$12,861	$20,587

Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	11,532	12,857	12,088
Provision for accounts receivable allowances	961	1,211	837
Provision for inventory reserves	2,477	2,244	2,672
Deferred income taxes	(944)	(1,697)	(1,105)
Share-based compensation expense	248	1,542	3,057
Excess tax benefits from share-based awards	20	(97)	(357)
Goodwill impairment	0	0	862
Loss (gain) on sale of property and equipment	363	115	(57)
Other - net	67	26	11
Changes in operating assets and liabilities (excluding impact of acquired assets):
Accounts receivable	(2,965)	(2,435)	(10,273)
Inventories	(2,297)	(5,704)	3,040
Trade accounts payables and accrued liabilities	5,652	6,716	(3,906)
Income taxes payable	(4,038)	(882)	(4,670)
Other - net	2,478	(1,501)	(1,247)

NET CASH PROVIDED BY OPERATING ACTIVITIES	20,229	25,256	21,539

INVESTING ACTIVITIES
Capital expenditures	(10,754)	(17,663)	(21,034)
Business acquisitions, net of cash acquired	0	(14,975)	0
Proceeds from the sale of property and equipment	929	142	532
Restricted cash and purchase of fixed-term deposits	(1,037)	(797)	(3,642)

NET CASH USED IN INVESTING ACTIVITIES	(10,862)	(33,293)	(24,144)

FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	(775)	941	922
Proceeds from the issuance of long-term debt	51,942	75,774	73,638
Payments of long-term debt	(51,940)	(57,123)	(69,884)
Dividends paid	(4,391)	(4,412)	(2,305)
Excess tax benefits from share-based awards	(20)	97	357
Earn-out consideration payments	0	0	(513)
Proceeds from issuance of common shares	80	166	1,519
Purchase of common shares for treasury	(6,003)	(104)	(2,881)
Purchase of common shares for treasury from related parties	(1,550)	(2,130)	(4,030)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12,657)	13,209	(3,177)

Effects of exchange rate changes on cash and cash equivalents	4,040	180	1,953

Net increase (decrease) in cash and cash equivalents	750	5,352	(3,829)

Cash and cash equivalents at beginning of year	29,643	24,291	28,120

CASH AND CASH EQUIVALENTS AT END OF YEAR	$30,393	$29,643	$24,291

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total
	(In thousands, except share and per share data)

Balance at January 1, 2013	$12,135	$(6,522)	$6,522	$16,355	$264,115	$(37,872)	$(7,340)	$(6,324)	$241,069

Net income					20,587				20,587
Foreign currency translation adjustment							(8,457)		(8,457)
Recognized net actuarial loss, net of tax provision of $187								306	306
Gain on unfunded pension obligations, net of tax provision of $2,506								4,113	4,113

Total comprehensive income									16,549
Share-based compensation				3,057	(100)				2,957
Excess tax benefits from share-based awards				357					357
Purchase of 89,807 common shares						(6,911)			(6,911)
Issuance of 34,575 common shares	69			1,450					1,519
Restricted shares awards of 68,369	137			(137)					0
Common shares issued to rabbi trust of 69,120		(2,784)	2,784						0
Cash dividends declared - $.60 per share					(3,210)				(3,210)

Balance at December 31, 2013	$12,341	$(9,306)	$9,306	$21,082	$281,392	$(44,783)	$(15,797)	$(1,905)	$252,330

Net income					12,861				12,861
Foreign currency translation adjustment							(12,330)		(12,330)
Recognized net actuarial loss, net of tax provision of $6								10	10
Loss on unfunded pension obligations, net of tax benefit of $3,115								(5,112)	(5,112)

Total comprehensive income									(4,571)
Share-based compensation				1,542	(106)				1,436
Excess tax benefits from share-based awards				97					97
Purchase of 40,145 common shares						(2,235)			(2,235)
Issuance of 3,531 common shares	7			159					166
Restricted shares awards of 42,678	85			(85)					0
Common shares issued to rabbi trust of 43,592		(2,484)	2,484						0
Cash dividends declared - $.80 per share					(4,298)				(4,298)

Balance at December 31, 2014	$12,433	$(11,790)	$11,790	$22,795	$289,849	$(47,018)	$(28,127)	$(7,007)	$242,925

Net income					6,675				6,675
Foreign currency translation adjustment							(19,789)		(19,789)
Recognized net actuarial loss, net of tax provision of $219								364	364
Gain on unfunded pension obligations, net of tax provision of $245								408	408

Total comprehensive income									(12,342)
Share-based compensation				248	47				295
Excess tax benefits from share-based awards				(20)					(20)
Purchase of 198,589 common shares						(7,552)			(7,552)
Issuance of 1,899 common shares	4			76					80
Restricted shares awards of 20,614	41			(41)					0
Common shares issued to rabbi trust of 7,113		(262)	262						0
Cash dividends declared - $.80 per share				(142)	(4,260)				(4,402)

Balance at December 31, 2015	$12,478	$(12,052)	$12,052	$22,916	$292,311	$(54,570)	$(47,916)	$(6,235)	$218,984

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries for which it has a controlling interest. All intercompany accounts and transactions have been eliminated upon consolidation.

Investments in Foreign Joint Ventures

Investments in joint ventures, where the Company owns between 20% and 50%, or where the Company does not have control but has the ability to exercise significant influence over operations or financial policies, are accounted for by the equity method. As of December 31, 2015, the Company owns 25.93% in Proxisafe Ltd. (“Proxisafe”), located in Calgary, Alberta. The Company accounts for its joint venture interest in Proxisafe accounts using the equity method.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 825, Disclosures about Fair Value of Financial Instruments, requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments. At December 31, 2015, the fair value of the Company’s long-term debt was estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, which is considered to be a level two input. Based on the analysis performed, the carrying value of the Company’s long-term debt approximates fair value at December 31, 2015.

Property, Plant and Equipment and Depreciation

Property, plant, and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives. The estimated useful lives used, when purchased new, are: land improvements, ten years; buildings, forty years; building improvements, five to forty years; and machinery and equipment, three to ten years. Appropriate reductions in estimated useful lives are made for property, plant and equipment purchased in connection with an acquisition of a business or in a used condition when purchased.

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying value of the assets are impaired and the discounted future cash flows estimated to be generated by such assets are less than the carrying value. The Company’s cash flows are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is then reduced to fair value. The estimate of fair value represent the Company’s best estimate based on industry trends and reference to market rates and transactions. The Company did not record any impairment to long-lived assets during the years ended December 31, 2015 and 2014.

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

The Company performed its annual impairment test for goodwill as of October 1, 2015 and 2014 and determined that no adjustment to the carrying value was required for the years ended December 31, 2015 and 2014.

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

Research and Development

Research and development costs for new products are expensed as incurred and totaled $2.9 million in 2015, $2.7 million in 2014 and $2.3 million in 2013.

Income Taxes

Income taxes are computed in accordance with the provisions of ASC 740, Income Taxes. In the Consolidated Financial Statements, the benefits of a consolidated return have been reflected where such returns have or could be filed based on the entities and jurisdictions included in the financial statements. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected on the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax basis of particular assets and liabilities and operating loss carryforwards using tax rates in effect for the years in which the differences are expected to reverse.

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

Advertising

Advertising costs are expensed as incurred and totaled $1.7 million in 2015, $2.0 million in 2014 and 2013.

Foreign Currency Translation

Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the Consolidated Balance Sheet. The translation adjustments are recorded in Accumulated other comprehensive income (loss). Revenues and expenses are translated at weighted average exchange rates in effect during the period. Transaction gains and losses arising from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income and expense as incurred. Aggregate transaction losses for the year ended December 31, 2015, 2014 and 2013 were $7.4 million, $2.9 million and $3.8 million, respectively. Upon sale or substantially complete liquidation of an investment in a foreign entity, the cumulative translation adjustment for that entity is reclassified from Accumulated other comprehensive income (loss) to earnings.

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

New Accounting Standards To Be Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this Update require the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual reporting period. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

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

Note B - Other Financial Statement Information

Inventories – net

	December 31
	2015	2014

Finished products	$37,812	$41,634
Work-in-process	6,902	7,964
Raw materials	34,854	40,423

	79,568	90,021
Excess of current cost over LIFO cost	(3,538)	(4,471)
Noncurrent portion of inventory	(6,118)	(5,513)

	$69,912	$80,037

Costs for inventories of certain material are determined using the LIFO method and totaled approximately $26.8 million and $27.0 million at December 31, 2015 and 2014, respectively.

Property and equipment – net

Major classes of property, plant and equipment are as follows:

	December 31
	2015	2014

Land and improvements	$12,260	$14,173
Buildings and improvements	71,711	75,587
Machinery and equipment	137,599	144,213
Construction in progress	3,369	3,382

	224,939	237,355
Less accumulated depreciation	132,974	134,824

	$91,965	$102,531

Depreciation of property and equipment was $10.3 million in 2015, $11.3 million in 2014 and $10.6 million in 2013. Machinery and equipment includes $.3 million of capital leases at December 31, 2015 and 2014.

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

Net periodic pension cost for the Plan consists of the following components for the year ended December 31:

	2015	2014	2013

Service cost	$189	$118	$222
Interest cost	1,436	1,362	1,251
Expected return on plan assets	(1,849)	(1,792)	(1,436)
Recognized net actuarial loss	583	16	493

Net periodic pension cost (income)	$359	$(296)	$530

The following tables set forth benefit obligations, plan assets and the accrued benefit cost of the Plan at December 31:

	2015	2014

Projected benefit obligation at beginning of the year	$36,193	$27,525
Service cost	189	118
Interest cost	1,436	1,362
Actuarial (gain) loss	(2,105)	7,991
Benefits paid	(950)	(803)

Projected benefit obligation at end of year	$34,763	$36,193

Fair value of plan assets at beginning of the year	$23,690	$22,499
Actual return on plan assets	396	1,555
Employer contributions	0	439
Benefits paid	(950)	(803)

Fair value of plan assets at end of the year	$23,136	$23,690

Unfunded pension obligation	$11,627	$12,503

In accordance with ASC 715-20, the Company recognizes the underfunded status of the Plan as a liability. The amount recognized in Accumulated other comprehensive loss related to the Plan at December 31 is comprised of the following:

	2015	2014
Balance at January 1	$(6,988)	$(1,886)

Reclassification adjustments:
Pretax amortized net actuarial loss	583	16
Tax provision	(219)	(6)

	364	10

Adjustment to recognize gain (loss) on unfunded pension obligations:
Pretax gain (loss)	653	(8,227)
Tax (benefit) provision	(245)	3,115

	408	(5,112)

Balance at December 31	$(6,216)	$(6,988)

The pretax unfunded pension obligation gain of $.7 million included a decreased cost of $1.5 million resulting from a .25% increase in the discount rate used to calculate the estimated future benefit costs along with an additional gain of $.7 million associated with the industry updates to the mortality table used. The estimated net loss for the Plan that will be amortized from Accumulated other comprehensive income into periodic benefit cost for 2016 is $.5 million. There is no prior service cost to be amortized in the future.

The Plan had accumulated benefit obligations in excess of Plan assets as follows:

	2015	2014

Accumulated benefit obligation	$34,763	$36,193
Fair market value of assets	23,136	23,690

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2015	2014
Discount rate	4.25%	4.00%
Rate of compensation increase	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	2015	2014	2013
Discount rate	4.00%	5.00%	4.00%
Rate of compensation increase	n/a	n/a	n/a
Expected long-term return on plan assets	8.00	8.00	8.00

The net periodic pension cost for 2015 was based on a long-term asset rate-of-return of 8.0%. This rate is based upon management’s estimate of future long-term rates of return on similar assets and is consistent with historical returns on such assets. Using the Plan’s current mix of assets and based on the average historical returns and expected future returns for such mix, an expected long-term rate-of-return of 8.0% is justified.

At December 31, 2015, the fair value of the Plan assets included inputs in Level 1: Quoted market prices in active markets for identical assets or liabilities and Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data. The fair value of the Plan assets as of December 31, 2015 and 2014, by category, are as follows:

	At December 31, 2015
	Total Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$545	$545	$0	$0
Equity Securities	14,086	14,086	0	0
U.S. Treasury Bonds	3,729	3,729	0	0
Corporate Bonds	4,776	0	4,776	0

Total	$23,136	$18,360	$4,776	$0

	At December 31, 2014
	Total Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$410	$410	$0	$0
Equity Securities	8,231	8,231	0	0
U.S. Treasury Bonds	4,834	4,834	0	0
Mutual Funds - Equity	6,474	6,474	0	0
Corporate Bonds	3,741	0	3,741	0

Total	$23,690	$19,949	$3,741	$0

The Plan weighted-average asset allocations at December 31, 2015 and 2014, by asset category, are as follows:

	Plan assets at December 31
	2015	2014
Asset category
Equity securities	61%	62%
Debt securities	37	36
Cash and equivalents	2	2

	100%	100%

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

The Company’s policy is to fund amounts deductible for federal income tax purposes. The Company does not expect to contribute to the Plan in 2016.

The benefits expected to be paid out of the Plan assets in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years are as follows:

Year	Pension Benefits

2016	$879
2017	951
2018	1,019
2019	1,104
2020	1,196
2021-2025	7,600

The Company also provides retirement benefits through various defined contribution plans including PLP-USA’s Profit Sharing Plan. Expense for these defined contribution plans was $5.5 million in 2015, $6.1 million in 2014 and $5.6 million in 2013.

Further, the Company also provides retirement benefits through the Supplemental Profit Sharing Plan. To the extent an employee’s award under PLP-USA’s Profit Sharing Plan exceeds the maximum allowable contribution permitted under existing tax laws, the excess is accrued for (but not funded) under a non-qualified Supplemental Profit Sharing Plan. The return under this Supplemental Profit Sharing Plan is calculated at a weighted average of the one-year Treasury Bill rate plus 1%. At December 31, 2015 and 2014, the interest rate for the Supplemental Profit Sharing Plan was 1.22% and 1.12%, respectively. Expense for the Supplemental Profit Sharing Plan was $.3 million for 2015, $.5 million for 2014 and $.3 million for 2013, respectively. The Supplemental Profit Sharing Plan unfunded status as of December 31, 2015 and 2014 was $3.9 million and $3.5 million and is included in Other noncurrent liabilities.

Note D - Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total
Balance at January 1	$(7,007)	$(28,127)	$(35,134)	$(1,905)	$(15,797)	$(17,702)
Other comprehensive income before reclassifications:
Loss on foreign currency translation adjustment	0	(19,789)	(19,789)	0	(12,330)	(12,330)
Gain (loss) on unfunded pension obligations	408	0	408	(5,112)	0	(5,112)

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	364	0	364	10	0	10

Net current period other comprehensive income (loss)	772	(19,789)	(19,017)	(5,102)	(12,330)	(17,432)

Balance at December 31	$(6,235)	$(47,916)	$(54,151)	$(7,007)	$(28,127)	$(35,134)

(a)	This AOCI component is included in the computation of net periodic pension costs as noted in Note C – Pension Plans.

Note E - Debt and Credit Arrangements

	December 31
	2015	2014
Short-term debt
Secured notes
Brazilian Real denominated at 5.35% in 2015 and 3.38% to 3.69% in 2014, due 2016	$301	$1,809
Australian dollar denominated at 3.17% in 2015, due 2016	112	0
Current portion of long-term debt	110	116

Total short-term debt	523	1,925

Long-term debt
USD denominated at 1.29%, due 2017	30,505	31,451
Australian dollar denominated at 3.185%, due 2017	1,093	0
Australian dollar denominated term loans, at 5.59% in 2015 and 2014, due 2018, secured by land and building	266	414

Total long-term debt	31,864	31,865
Less current portion	(110)	(116)

Total long-term debt, less current portion	31,754	31,749

Total debt	$32,277	$33,674

The PLP-USA line of credit makes $50 million available to the Company at an interest rate of LIBOR plus 1.125% with a term expiring August 2017. The PLP-USA line of credit makes $5.0 million available to the Company’s subisidiaries. At December 31, 2015, our Australian subsidiary had borrowed $1.5 million Australian dollars at a rate of 1.125% plus the Australian Bank Bill Swap Bid Rate with a term expiring August 2017. At December 31, 2015, the interest rate on the Australian line of credit agreement was 3.185%. There was $16.8 million available at December 31, 2015 under the line of credit net of long-term outstanding letter of credits. The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability. At December 31, 2015, the Company was in compliance with these covenants.

Aggregate maturities of long-term debt during the next five years are as follows: $.1 million for 2016, $31.7 million for 2017, less than $.1 million for 2018, and $0 thereafter.

Interest paid was $.5 million in 2015, $.6 million in 2014 and $.4 million in 2013.

Guarantees and Letters of Credit

The Company has provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current year through the completion of such transactions. The guarantees would typically be triggered in the event of nonperformance. As of December 31, 2015, the Company had total outstanding guarantees of $.5 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of December 31, 2015, the Company had total outstanding letters of credit of $6.1 million.

Note F - Leases

The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment, office equipment and computer equipment. Rental expense was $3.4 million in 2015 and $3.8 million in both 2014 and 2013. Future minimum rental commitments having non-cancelable terms exceeding one year are $2.4 million in 2016, $1.6 million in 2017, $1.5 million in 2018, $1.4 million in 2019, $1.3 million in

2020, and an aggregate $10.1 million thereafter. One such lease is for the Company’s aircraft with a lease commitment through February 2017. Under the terms of the lease, the Company maintains the risk to make up a deficiency from market value attributable to damage, extraordinary wear and tear, excess air hours or exceeding maintenance overhaul schedules required by the Federal Aviation Administration. At the present time, the Company does not believe it has incurred any obligation for any contingent rent under the lease.

The Company has commitments under capital leases for equipment and vehicles. Amounts recognized as capital lease obligations are reported in Accrued expense and other liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. Future minimum rental commitments for capital leases are approximately less than $.1 million in 2016, 2017, 2018, 2019 and 2020. The imputed interest for the capital leases is less than $.1 million. Leased property and equipment under capital leases are amortized using the straight-line method over the term of the lease. Routine maintenance, repairs and replacements are expensed as incurred.

Note G - Income Taxes

Income before income taxes was derived from the following sources:

	2015	2014	2013

United States	$4,421	$11,810	$16,388
Foreign	7,285	9,600	15,406

	$11,706	$21,410	$31,794

The components of income taxes for the year ended December 31 are as follows:

	2015	2014	2013
Current
Federal	$2,679	$4,718	$6,308
Foreign	2,951	5,081	5,018
State and local	345	447	986

	5,975	10,246	12,312

Deferred
Federal	(611)	(425)	(1,081)
Foreign	(309)	(1,110)	157
State and local	(24)	(162)	(181)

	(944)	(1,697)	(1,105)

Income taxes	$5,031	$8,549	$11,207

The differences between the provision for income taxes at the U.S. federal statutory rate and the tax shown in the Statements of Consolidated Income for the year ended December 31 are summarized as follows:

	2015	2014	2013
U. S. federal statutory tax rate	35%	35%	35%

Federal tax at statutory rate	$4,097	$7,494	$11,128
State and local taxes, net of federal benefit	89	290	583
U.S. federal permanent items	251	208	124
Domestic production activities deduction	(321)	(536)	(372)
Foreign earnings and related tax credits	700	700	701
Non-U.S. tax rate variances	(685)	(1,313)	(1,467)
Unrecognized tax benefits	(768)	186	(770)
Valuation allowance	1,754	1,925	1,091
Tax credits	(212)	(184)	(453)
Other, net	126	(221)	642

	$5,031	$8,549	$11,207

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying value for financial statement purposes. The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2015	2014
Deferred tax assets:
Accrued compensation and benefits	$1,199	$1,358
Inventory valuation reserves	3,080	2,849
Allowance for doubtful accounts	335	316
Benefit plan reserves	10,878	11,331
Net operating loss carryforwards	3,851	2,751
Tax credit carryforwards	534	745
Other accrued expenses	2,350	2,226
Unrealized foreign exchange	3,179	1,805

Gross deferred tax assets	25,406	23,381
Valuation allowance	(5,209)	(3,614)

Net deferred tax assets	20,197	19,767

Deferred tax liabilities:
Depreciation and other basis differences	(5,841)	(5,814)
Intangibles	(2,959)	(3,706)
Undistributed foreign earnings	(1,094)	(444)
Other	(67)	(65)

Deferred tax liabilities	(9,961)	(10,029)

Net deferred tax assets	$10,236	$9,738

	2015	2014
Change in net deferred tax assets:
Deferred income tax benefit	$944	$1,697
Items of other comprehensive income (loss)	(464)	3,109
Currency translation	18	140
Deferred tax balances from business acquisition	0	(2,025)

Total change in net deferred tax assets	$498	$2,921

Deferred taxes are recorded at a rate at which such items are expected to reverse, based on currently enacted tax rates for temporary differences between the financial reporting and income tax basis of assets and liabilities and operating loss and tax credit carryforwards.

At December 31, 2015, the Company had $3.6 million of foreign net operating loss carryfowards of which $.5 million will expire between the years 2017 and 2025.

The Company assesses the available positive and negative evidence to determine if it is more likely than not sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. Based on this evaluation, the Company has established a valuation allowance of $5.2 million at December 31, 2015 in order to measure only the portion of the deferred tax asset that is more likely than not to be realized. The net increase in valuation allowance during the year was $1.6 million, of which $1.8 million impacts the income tax provision and ($.2) million is reflected through Other Comprehensive Income.

The Company has not established a deferred tax liability associated with approximately $130.6 million of its undistributed foreign earnings at December 31, 2015 as these earnings are considered to be permanently reinvested outside the U.S. These earnings would be taxable upon the sale or liquidation of these foreign subsidiaries, or upon the remittance of such earnings. While the measurement of the unrecognized U.S. income taxes with respect to these earnings is not practicable, foreign tax credits would be available to offset some or all of such earnings that would be remitted as dividends.

Income taxes paid net of refunds were approximately $12.3 million in 2015, $7.7 million in 2014 and $19.9 million in 2013.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As of December 31, 2015, with few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2012 and state, local or foreign examinations by tax authorities for years before 2009.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the year ended December 31:

	2015	2014	2013
Balance at January 1	$794	$608	$1,361
Additions for tax positions of prior years	0	186	0
Reductions for tax positions of prior years	(616)	0	(588)
Expiration of statutes of limitations	0	0	(165)

Balance at December 31	$178	$794	$608

The Company records accrued interest as well as penalties related to unrecognized tax benefits as part of the provision for income taxes. The Company recognized less than $.1 million, net of the amount lapsed through expiring statutes, during each of the years ended December 31, 2015, 2014 and 2013. During the year ended December 31, 2015, the Company reduced previously unrecognized tax benefits by $.6 million, primarily due to final resolution of an audit in the Asia Pacific region, the resolution of which resulted in a $.2 million reduction of unrecognized tax benefits from the amount that was previously accrued. The Company also recognized a related tax benefit during the year for the reduction of accrued interest and penalties of $.5 million and $.1 million, respectively. The Company had approximately less than $.1 million, $.6 million, and $.6 million accrued for the payment of interest for the years ended December 31, 2015, 2014 and 2013, respectively. The Company had approximately $0, $.3 million, and $.3 million accrued for the payment of penalties for the year ended December 31, 2015, 2014 and 2013, respectively. If recognized, approximately $.2 million, $.2 million, and $0 of unrecognized tax benefits would affect the tax rate for the year ended December 31, 2015, 2014 and 2013, respectively. The Company anticipates a decrease in its unrecognized tax benefits by approximately $.2 million within the next twelve months due to effective settlement.

Note H - Share-Based Compensation

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the year ended December 31, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	12,000	$41.44
Exercised	0	$0.00
Forfeited	0	$0.00

Outstanding (exercisable and vested) at December 31, 2015	12,000	$41.44	1.8	$47

There were 0, 1,000 and 19,150 in stock options exercised during the year ended December 31, 2015, 2014 and 2013, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2015, 2014 and 2013 was $0, less than $.1 million and $.6 million, respectively. Cash received for the exercise of stock options during 2015 and 2014 was $0 and less than $.1 million, respectively.

The Company recorded compensation expense related to the stock options currently vesting of $0 for each of the years ended December 31, 2015, 2014 and 2013, as all compensation has been recognized as of December 2012.

The excess tax benefits from share-based awards for the year ended December 31, 2015, 2014 and 2013 were $0, $0 and $.2 million, respectively, as reported on the Consolidated Statements of Cash Flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.

Long Term Incentive Plan of 2008

Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers and directors are eligible to receive awards of options and restricted share units. The purpose of this LTIP is to give the Company a competitive advantage in attracting, retaining and motivating officers, employees and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. The total number of Company common shares reserved for awards under the LTIP is 900,000. Of the 900,000 common shares, 800,000 common shares have been reserved for restricted share units and restricted shares and 100,000 common shares have been reserved for share options. The LTIP expires on April 17, 2018.

Restricted Share Units

For all of the participants except the CEO, a portion of the restricted share units (RSUs) award is subject to time-based cliff vesting and a portion is subject to vesting based upon the Company’s financial performance over a three-year period. All of the CEO’s RSUs are subject to vesting based upon the Company’s financial performance over a three-year period.

The RSUs are offered at no cost to the employees; however, the participant must remain employed with the Company until the restrictions on the RSUs lapse. The fair value of RSUs is based on the market price of a common share on the grant date. The Company currently estimates that no RSUs will be forfeited related to the time-based awards. Dividends declared are accrued in cash.

A summary of the RSUs for the year ended December 31, 2015 is as follows:

	Restricted Share Awards
	Performance and Service Required	Service Required	Total Restricted Awards	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2015	88,508	10,413	98,921	$67.36
Granted	50,927	21,073	72,000	45.02
Vested	0	(20,614)	(20,614)	49.60
Forfeited	(47,832)	0	(47,832)	70.27

Nonvested as of December 31, 2015	91,603	10,872	102,475	$53.88

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statement of Consolidated Income. Compensation expense related to the time-based RSUs for the year ended December 31, 2015, 2014 and 2013 was $.3 million annually for each year. As of December 31, 2015, there was $.3 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 1.6 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in pretax income or operating income and sales over a requisite performance period. Depending on the extent to which the performance criterions are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. For the year ended December 31, 2015 a $1.0 million reduction to performance-based compensation expense was recorded. Performance-based compensation expense for the years ended December 31, 2014 and 2013 was $1.0 million and $2.7 million, respectively. During the year ended December 31, 2015, a $.5 million reduction in performance-based compensation was recorded related to the 2013 performance-based RSU grant, due to lower results for growth in pretax income and sales, resulting in a forfeiture of 47,832 RSUs granted in 2013. During the year ended December 31, 2015, a $.8 million reduction in performance-based compensation expense was recorded related to the 2014 performance-based RSU grant, due to changes in estimates for growth in pretax income and sales. During the year ended December 31, 2014, a $.2 million reduction in performance-based compensation expense was recorded related to the 2012 performance-based RSU grant, due to lower results for growth in pretax income, resulting in a forfeiture of 3,537 RSU’s granted in 2012. During the year ended December 31, 2014, a $1.3 million reduction in performance-based compensation expense was recorded related to the 2013 performance-based RSU grant, due to changes in estimates for growth in pretax income. As of December 31, 2015, the remaining performance-based RSUs compensation expense of $.8 million is expected to be recognized over a period of approximately 2 years.

In November 2015, a special, one-time grant of restricted stock was awarded to the CEO and other officers that fully vested on the issuance date of November 30, 2015, as a shorter-term reward for achievements not tied to the performance metrics. Compensation expense recorded for the restricted stock was $.6 million.

The excess tax benefits from service and performance-based RSUs for the years ended December 31, 2015, 2014 and 2013 was less than $.1 million, $.1 million and $.1 million, respectively, as reported on the Consolidated Statements of Cash Flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for restricted shares vested in the current period.

In the event of a Change in Control (as defined in the LTIP), vesting of the RSUs will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a maximum potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.

To satisfy the vesting of its RSUs, the Company has reserved new shares from its authorized but unissued shares. Any additional granted awards will also be issued from the Company’s authorized but unissued shares. Under the LTIP, there are 312,398 common shares currently available for additional restricted share grants.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in shares of common stock of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer LTIP restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of December 31, 2015, 296,635 LTIP shares have been deferred and are being held by the rabbi trust.

Share Option Awards

The LTIP plan permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At December 31, 2015, there were 11,000 shares remaining available for issuance under the LTIP. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

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

There were 10,500, 35,500, and 0 options granted for the year ended December 31, 2015, 2014 and 2013, respectively. The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2015	2014
Risk-free interest rate	2.1%	1.9%
Dividend yield	1.6%	1.7%
Expected life (years)	5	5
Expected volatility	37.9%	42.9%

Activity in the Company’s LTIP plan for the year ended December 31, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	47,750	$58.11
Granted	10,500	$41.92
Exercised	0	$0.00
Forfeited	(2,000)	$52.21

Outstanding (vested and expected to vest) at December 31, 2015	56,250	$55.30	6.7	$9

Exercisable at December 31, 2015	29,000	$57.54	7.5	$0

The weighted-average grant-date fair value of options granted during 2015 and 2014 was $13.16 and $20.83, respectively. There were 0, 1,250, and 14,250 stock options exercised during the year ended December 31, 2015, 2014 and 2013, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2015 and 2014 was $0 and less than $.1 million, respectively. Cash received for the exercise of stock options during 2015 and 2014 was $0 and $.1 million, respectively.

For the year ended December 31, 2015, 2014 and 2013, the Company recorded compensation expense related to the stock options currently vesting of $.3 million, $.3 million and $.1 million, respectively. The total compensation cost related to nonvested awards not yet recognized at December 31, 2015 is expected to be a combined total of $.4 million over a weighted-average period of approximately 2 years.

The excess tax benefits from share based awards for the year ended December 31, 2015, 2014 and 2013 was $0, $.1 million and $.1 million, respectively, as reported on the Consolidated Statements of Cash Flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.

Note I - Computation of Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted-average number of shares of common stock outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the years presented.

The calculation of basic and diluted earnings per share for the year ended December 31 was as follows:

	2015	2014	2013
Numerator
Net income	$6,675	$12,861	$20,587

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	5,350	5,377	5,361
Dilutive effect - share-based awards	16	5	106

Diluted weighted-average common shares outstanding	5,366	5,382	5,467

Earnings per common share
Basic	$1.25	$2.39	$3.84

Diluted	$1.24	$2.39	$3.77

For the year ended December 31, 2015, 2014 and 2013, 58,350, 25,000 and 1,500 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

For the year ended December 31, 2015, 2014 and 2013, 0, 52,368 and 0 restricted share units, respectively, were excluded from the calculation of diluted earnings per share as the effect of the settlement in common shares would have been anti-dilutive.

Note J - Goodwill and Other Intangibles

The Company’s finite and indefinite-lived intangible assets consist of the following:

	December 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Finite-lived intangible assets
Patents	$4,815	$(4,799)	$4,823	$(4,730)
Land use rights	1,155	(173)	1,247	(164)
Trademark	1,713	(899)	1,888	(814)
Technology	3,021	(860)	3,432	(734)
Customer relationships	11,816	(4,501)	13,104	(3,931)

	$22,520	$(11,232)	$24,494	$(10,373)

Indefinite-lived intangible assets

Goodwill	$15,821		$17,792

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

The Company performed its annual impairment test for goodwill as of October 1, 2015 and October 1, 2014 and determined that no adjustment to the carrying value was required. During the third quarter of 2015, the Company’s market capitalization dropped below its equity carrying value. This was identified as an interim indicator of impairment. As such, the Company performed an interim goodwill impairment assessment of its Asia-Pacific reporting unit and one of its reporting units within The Americas segment. The result of this interim assessment was the Company passed step one by a margin of 16% and 24%, respectively, for the two reporting units, which compares to a margin of 24% and 39%, respectively, at October 1, 2014. The Company had goodwill balances of $8.3 million and $4.1 million, respectively, for these reporting units at September 30, 2015. The weighted average cost of capital and long-term growth assumptions used in the Company’s assessment were 14.7% and 3%, respectively, for its Asia Pacific reporting unit and 13.5% and 3%, respectively, for the reporting unit within The America’s segment. While it was determined that there was no impairment at September 30, 2015, the Company will continue to monitor the results of these operations as there is a reasonable possibility of a future impairment charge and significant uncertainties regarding the recoverability of the respective carrying values. The Company determined there were no indicators of impairment during the fourth quarter, while similar margins were present.

During the fourth quarter of 2015, the Company transferred a product line from The Americas segment and consolidated its manufacturing processes into the PLP-USA segment and therefore transferred $3.1 million of goodwill from The Americas to PLP-USA. As such, certain prior year amounts have been reclassified to conform to current year presentation. The changes in the carrying amount of goodwill by segment for the year ended December 31, 2015 and 2014 are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total

Balance at January 1, 2014	$3,078	$0	$1,754	$9,041	$13,873
Additions	0	4,909	0	0	4,909
Currency translation	0	(237)	(226)	(527)	(990)

Balance at December 31, 2014	3,078	4,672	1,528	8,514	17,792

Currency translation	0	(754)	(227)	(990)	(1,971)

Balance at December 31, 2015	$3,078	$3,918	$1,301	$7,524	$15,821

The Company’s only intangible asset with an indefinite life is goodwill. The Company’s goodwill is not deductible for tax purposes. The increase in goodwill of $4.9 million in 2014 is related to the acquisition of Helix resulting in an incremental $4.9 million of goodwill which was partially offset by a $1.0 million decline related to foreign currency translation. The decrease in goodwill of $2.0 million in 2015 is related to foreign currency translation.

The aggregate amortization expense for other intangibles with finite lives, ranging from 4 to 82 years, for the year ended December 31, 2015, 2014 and 2013 was $1.2 million, $1.6 million and $1.5 million, respectively. Amortization expense is estimated to be $1.0 million for 2016, $1.0 million for 2017, $.9 million for 2018, $.9 million for 2019 and $.9 million for 2020. The weighted-average remaining amortization period is approximately 20.6 years. The weighted-average remaining amortization period by intangible asset class; patents, 10 years; land use rights, 58.9 years; trademark, 10.3 years; technology, 15.9 years and customer relationships, 14.1 years.

Note K – Fair Value of Financial Assets and Liabilities

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At December 31, 2015, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. There have been no transfers in or out of Level 2 for the year ended December 31, 2015. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	December 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value

Long-term debt and related current maturities	$31,866	$31,864	$31,876	$31,865

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

The Company reports its segments in four geographic regions: PLP-USA, The Americas, EMEA (Europe, Middle East & Africa) and Asia-Pacific in accordance with accounting standards codified in FASB ASC 280, Segment Reporting. Each segment distributes a full range of the Company’s primary products. The PLP-USA segment is comprised of U.S. operations manufacturing the Company’s traditional products primarily supporting domestic energy, telecommunications and solar products. The other three segments, The Americas, EMEA and Asia-Pacific support the Company’s energy, telecommunications, data communication and solar products in each respective geographical region.

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

The accounting policies of the operating segments are the same as those described in Note A in the Notes To Consolidated Financial Statements. No single customer accounts for more than ten percent of the Company’s consolidated revenues. It is not practical to present revenues by product line. U.S. net sales for the year ended December 31, 2015, 2014, and 2013 were $142.5 million, $152.6 million and $163 million, respectively. U.S. long-lived assets as of December 31, 2015 and 2014 were $40.6 million and $41.1 million, respectively.

The following table presents a summary of the Company’s reportable segments for the year ended December 31, 2015, 2014 and 2013. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profits in inventory. During the fourth quarter of 2015, the Company reconfigured a product line in The Americas segment and consolidated its manufacturing processes into the PLP-USA segment. As such, certain prior year amounts have been reclassified to conform to current year presentation.

	Year Ended December 31
	2015	2014	2013
Net sales
PLP-USA	$142,470	$152,567	$163,033
The Americas	59,290	75,868	72,518
EMEA	53,778	65,446	61,543
Asia-Pacific	99,128	94,304	112,682

Total net sales	$354,666	$388,185	$409,776

Intersegment sales
PLP-USA	$9,339	$12,690	$10,944
The Americas	5,074	5,875	5,949
EMEA	1,652	1,848	2,080
Asia-Pacific	8,364	11,921	10,491

Total intersegment sales	$24,429	$32,334	$29,464

Interest income
PLP-USA	$0	$0	$0
The Americas	145	129	290
EMEA	123	223	215
Asia-Pacific	123	131	113

Total interest income	$391	$483	$618

Interest expense
PLP-USA	$(440)	$(427)	$(305)
The Americas	(56)	(130)	(41)
EMEA	(23)	(54)	(68)
Asia-Pacific	(46)	(47)	(36)

Total interest expense	$(565)	$(658)	$(450)

Income taxes
PLP-USA	$2,387	$4,576	$6,032
The Americas	1,399	930	2,839
EMEA	1,646	2,122	2,052
Asia-Pacific	(401)	921	284

Total income taxes	$5,031	$8,549	$11,207

Net income (loss)
PLP-USA	$2,031	$7,233	$10,356
The Americas	3,178	2,647	6,415
EMEA	4,881	6,192	6,047
Asia-Pacific	(3,415)	(3,211)	(2,231)

Total net income	$6,675	$12,861	$20,587

	Year Ended December 31
	2015	2014	2013
Expenditure for long-lived assets
PLP-USA	$5,164	$7,673	$12,349
The Americas	2,074	4,788	3,020
EMEA	1,673	1,375	2,573
Asia-Pacific	1,843	3,827	3,092

Total expenditures for long-lived assets	$10,754	$17,663	$21,034

Depreciation and amortization
PLP-USA	$4,551	$4,521	$4,185
The Americas	1,862	2,464	2,052
EMEA	1,464	1,790	1,792
Asia-Pacific	3,655	4,082	4,059

Total depreciation and amortization	$11,532	$12,857	$12,088

	As of December 31
	2015	2014

Identifiable assets
PLP-USA	$106,854	$109,115
The Americas	60,294	75,752
EMEA	51,006	51,691
Asia-Pacific	106,105	117,093

	324,259	353,651
Corporate assets	314	316

Total identifiable assets	$324,573	$353,967

Long-lived assets
PLP-USA	$40,638	$41,131
The Americas	14,937	19,451
EMEA	11,232	12,504
Asia-Pacific	25,158	29,445

Total long-lived assets	$91,965	$102,531

Note M -Related Party Transactions

On March 26, 2015, the Company purchased 1,290 common shares of the Company from Robert G. Ruhlman, at a price per share of $45.39, which was calculated from a 30-day average of market price. On November 30, 2015, the Company purchased 1,479 common shares of the Company from Robert G. Ruhlman, at a price per share of $41.50, which was calculated from a 30-day average of market price. Additionally, on December 8, 2015, the Company purchased 1,510 common shares of the Company from Robert G. Ruhlman, at a price per share of $40.83, which was calculated from a 30-day average of market price. Mr. Ruhlman is Chairman, President and CEO of the Company. The Audit Committee of the Board of Directors approved these transactions.

On August 11, 2015, the Company purchased 30,713 Common Shares of the Company from a trust for the benefit of Barbara P. Ruhlman and a foundation of which Barbara P. Ruhlman, Robert G. Ruhlman and Bernard Karr are officers, at a price per share of $35.00 which was calculated from a 30-day average of market price. Barbara P. Ruhlman is a member of the Company’s Board of Directors and the mother of Robert G. Ruhlman and grandmother of J. Ryan Ruhlman, both of whom are also members of the Board of Directors. The purchase was consummated pursuant to Share Purchase Agreements both dated August 11, 2015, between the Company and the foundation. The Audit Committee of the Board of Directors approved this transaction.

J. Ryan Ruhlman has worked for the Company for over eleven years, was elected to the Company’s Board of Directors in July 2015 and as Vice President-Marketing and Business Development in December 2015. He is the son of Robert G. Ruhlman, Chairman, President and CEO of the Company, and grandson of Barbara P. Ruhlman, a member of the Board of Directors. He received $189,870 in reportable compensation for 2015 of which $33,725 is attributable to his 2015 award of stock options, and $153,273 in reportable compensation for 2014 of which $39,100 is attributable to his 2014 award of stock options, which amounts are in line with the Company’s compensation for mid-level managers.

On March 20, 2014, the Company purchased 2,098 common shares of the Company from Robert G. Ruhlman, at a price per share of $62.99, which was calculated from a 30-day average of market price. Mr. Ruhlman is Chairman, President and Chief Executive Officer (CEO) of the Company. The Audit Committee of the Board of Directors approved this transaction.

On August 14, 2014, the Company purchased 34,106 Common Shares of the Company from a trust for the benefit of Barbara P. Ruhlman and a foundation of which Barbara P. Ruhlman, Robert G. Ruhlman and Bernard Karr are officers, at a price per share of $54.83. Barbara P. Ruhlman is a member of the Company’s Board of Directors and the mother of Robert G. Ruhlman , who is also a member of the Board of Directors and Chairman, President and CEO of the Company. The purchase was consummated pursuant to Share Purchase Agreements both dated August 14, 2014, between the Company and the foundation. The Audit Committee of the Board of Directors approved these transactions.

On May 8, 2013, the Company purchased 2,500 common shares of the Company from J. Ryan Ruhlman, at a price per share of $76.98, which was calculated from a 30-day average of market price. On November 12, 2013, the Company purchased 3,200 common shares of the Company from J. Ryan Ruhlman, at a price per share of $78.91, which was calculated from a 30-day average of market price. Mr. Ruhlman is the son of Robert G. Ruhlman, Chairman, President and Chief Executive Officer (CEO) of the Company. The Audit Committee of the Board of Directors approved this transaction.

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

On May 9, 2013, the Company purchased 9,757 Common Shares of the Company from a foundation of which Barbara P. Ruhlman, Robert G. Ruhlman and Bernard Karr are officers, at a price per share of $76.87. Barbara P. Ruhlman is a member of the Company’s Board of Directors and the mother of Robert G. Ruhlman who is also a member of the Board of Directors and Chairman, President and CEO of the Company. The purchase was consummated pursuant to a Shares Purchase Agreement dated May 9, 2013, between the Company and the foundation. The Audit Committee of the Board of Directors approved this transaction.

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

The Company’s Australian subsidiary utilizes copper extrusion services from Cast Alloy. For the year ended December 31, 2015, 2014 and 2013, PLP-Australia incurred a total of $.2 million, $.1 million and $.1 million for these expenses, respectively. Cast Alloy is owned by Simi Almasan, Continuous Improvement Engineer, a current PLP employee. The Audit Committee of the Board of Directors approved these transactions.

The Company’s New Zealand subsidiary, Electropar currently leases two parcels of property, on which it has its corporate office, manufacturing and warehouse space. The entities leasing the property to Electropar are owned, in part, by Grant Wallace a Director. For each year ended December 31, 2015, 2014 and 2013, Electropar incurred a total of $.3 million annually for such lease expense. The Audit Committee of the Board of Directors approved these transactions.

The Company’s DPW operation rents two properties owned by RandReau Properties, LLC and RaRe Properties, LLC., which are owned by Kevin Goodreau, Vice President of Business Development – Solar Division, and Jeffrey Randall, Vice President of Product Design – Solar Division. For the year ended December 31, 2015, 2014 and 2013, DPW paid rent expense of $.2 million, $.2 million and $.3 million, respectively, for the properties. The Audit Committee of the Board of Directors approved these transactions.

The Company’s Belos operation hires temporary employees through a temporary work agency, Flex-Work Sp. Z.o.o., which is 50% owned by Agnieszka Rozwadowska. Agnieszka Rozwadowska is the wife of Piotr Rozwadowski, the Managing Director of the Belos operation located in Poland. For the year ended December 31, 2015, 2014 and 2013, Belos incurred a total of $.4 million, $.5 million and $.3 million, respectively, for such temporary labor expense. The Audit Committee of the Board of Directors approved these transactions.

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

The following is a rollforward of the product warranty reserve:

	2015	2014	2013
Balance at January 1	$892	$1,140	$1,229
Additions charged to costs and expenses	74	(45)	443
Warranty usage	(158)	(133)	(475)
Currency translation	(94)	(70)	(57)

Balance at December 31	$714	$892	$1,140

Note P - Quarterly Financial Information (unaudited)

The following table summarizes our results of operations for each of the quarters in 2015 and 2014:

	Quarter ended
	March 31	June 30	September 30	December 31
2015
Net sales	$85,790	$87,869	$89,046	$91,961
Gross profit	24,760	26,444	26,159	26,089
Income (loss) before income taxes	(59)	4,466	2,141	5,158
Net income (loss)	(256)	3,680	206	3,045
Net income, basic	$(0.05)	$0.68	$0.04	$0.58
Net income, diluted	$(0.05)	$0.68	$0.04	$0.58

2014
Net sales	$89,925	$99,981	$102,100	$96,179
Gross profit	27,448	31,197	32,455	29,848
Income before income taxes	4,137	7,606	5,294	4,373
Net income	2,738	5,080	2,555	2,488
Net income, basic	$0.51	$0.94	$0.48	$0.46
Net income, diluted	$0.50	$0.94	$0.48	$0.46

Note Q – Charges related to restructuring activities

During 2015, the Company reconfigured one of its operations within its Asia Pacific segment by reducing its workforce and manufacturing facilities while outsourcing its production predominantly to its locations with lower cost operations. This was done in response to a slowdown in economic activity in the region as well as continued downward market pressure on prices. Total costs related to this reconfiguration were $2.7 million. Additionally, the Company initiated a reconfiguration in the PLP-USA segment which was primarily a reduction in personnel and facilities in response to downward market pressure on prices. The total charges for the PLP-USA segment are anticipated to be $1.3 million. Both of these actions are expected to reduce infrastructure and manufacturing costs. The restructuring liability is recorded in Accrued compensation and amounts withheld from employees, Accrued expenses and other liabilities and Other noncurrent liabilities. These costs are included in Cost of products sold ($3.4 million), Research and engineering expense ($.1 million) and Other operating expense ($.5 million).

A summary by reporting segment of the accruals recorded as a result of the restructuring is as follows:

	Severance	Lease Termination Costs	Asset Disposals	Other	Total

December 31, 2014 Balance

Total	$0	$0	$0	$0	$0

Charges
PLP-USA	$416	$402	$306	$166	$1,290

Asia-Pacific	1,232	1,241	188	0	2,661

Total	1,648	1,643	494	166	3,951

Payments and other adjustments
PLP-USA	(266)	(98)	(306)	(161)	$(831)

Asia-Pacific	(1,232)	(637)	(188)	0	(2,057)

Total	(1,498)	(735)	(494)	(161)	(2,888)

December 31, 2015 Balance
PLP-USA	150	304	0	5	459

Asia-Pacific	0	604	0	0	604

Total	$150	$908	$0	$5	$1,063

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded based on their review thereof that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2015.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and Vice President of Finance, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based upon its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report, a copy of which is included below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Preformed Line Products Company

We have audited Preformed Line Products Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Preformed Line Products Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Preformed Line Products Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Preformed Line Products Company as of December 31, 2015 and 2014 and the related statements of consolidated income, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
March 11, 2016

Item 9B. Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the information under the captions “Corporate Governance - Election of Directors”, “Section 16(a) Beneficial Ownership Compliance”, “Corporate Governance – Code of Conduct” and “Corporate Governance – Board and Committee Meetings – Audit Committee” in the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 10, 2016 (the “Proxy Statement”). Information relative to executive officers of the Company is contained in Part I of this Annual Report on Form 10-K.

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

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedule

Page	Financial Statements

40	Consolidated Balance Sheets
41	Statements of Consolidated Income
42	Statements of Consolidated Comprehensive Income (Loss)
43	Statements of Consolidated Cash Flows
44	Statements of Consolidated Shareholders’ Equity
45	Notes to Consolidated Financial Statements

Page	Schedule

78	II - Valuation and Qualifying Accounts

(b)	Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

4	Description of Specimen Share Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.2	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s 10-K filed for the year ended December 31, 2007).*

10.3	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.4	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.5	Revolving Credit Agreement between National City Bank (now, PNC Bank, National Association) and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).

10.6	Amendment to the Revolving Credit Agreement between National City Bank (now, PNC Bank, National Association) and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.7	Line of Credit Note dated February 5, 2010 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-K filing for the fiscal year ended December 31, 2010).

10.8	Amended and Restated Loan Agreement dated September 24, 2015 between the Company and PNC Bank, National Association, filed herewith.

10.9	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).*

10.10	Preformed Line Products Company Chief Executive Officer Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).*

10.11	Preformed Line Products Company Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s Definitive Proxy Statement filed on March 11, 2011).*

10.12	Deferred Shares Plan (incorporated by reference to the Company’s 8-K current report filing dated August 21, 2008).

10.13	Form of Restricted Shares Grant Agreement under the Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 10-Q filing for the quarter ended September 30, 2008).*

10.14	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2013).*

10.15	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2014).*

10.16	Shares Purchase Agreement, dated August 11, 2015, between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr dated July 29, 2008 (incorporated by reference to the Company’s Form 8-K filed on August 11, 2015).

10.17	Shares Purchase Agreement, dated August 11, 2015, between the Company and the Thomas F. Peterson Foundation (incorporated by reference to the Company’s Form 8-K filed on August 11, 2015).

10.18	Form of Restricted Stock Agreement under the Amended and Restated Long Term Incentive Plan of 2008, filed herewith.*

10.19	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Long Term Incentive Plan of 2008, filed herewith.*

10.20	Amendment to Amended and Restated Loan Agreement dated November 6, 2015 between the Company and PNC Bank, National Association, filed herewith.

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 8-K current report filing dated August 6, 2007).

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contracts or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company

March 11, 2016	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(principal executive officer)

March 11, 2016	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer, Vice President - Finance and Treasurer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 11, 2016	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer

March 11, 2016	/s/ Barbara P. Ruhlman
Barbara P. Ruhlman
Director

March 11, 2016	/s/ Glenn E. Corlett
Glenn E. Corlett
Director

March 11, 2016	/s/ Michael E. Gibbons
Michael E. Gibbons
Director

March 11, 2016	/s/ R. Steven Kestner
R. Steven Kestner
Director

March 11, 2016	/s/ Richard R. Gascoigne
Richard R. Gascoigne
Director

March 11, 2016	/s/ J. Ryan Ruhlman
J. Ryan Ruhlman
Director

PREFORMED LINE PRODUCTS COMPANY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2015, 2014 and 2013

(Thousands of dollars)

For the year ended December 31, 2015:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period

Allowance for doubtful accounts	$1,943	$524	$(414)	$(182)	$1,871
Reserve for credit memos	428	437	(408)	(2)	455
Slow-moving and obsolete inventory reserves	9,183	2,477	(1,509)	79	10,230
Accrued product warranty	892	74	(158)	(94)	714
Foreign net operating loss tax carryforwards	3,614	2,105	(287)	(223)	5,209

For the year ended December 31, 2014:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period

Allowance for doubtful accounts	$1,441	$803	$(260)	$(41)	$1,943
Reserve for credit memos	672	408	(652)	0	428
Slow-moving and obsolete inventory reserves	8,075	2,244	(701)	(435)	9,183
Accrued product warranty	1,140	(45)	(133)	(70)	892
Foreign net operating loss tax carryforwards	1,420	2,553	(232)	(127)	3,614

For the year ended December 31, 2013:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period

Allowance for doubtful accounts	$1,395	$419	$(368)	$(5)	$1,441
Reserve for credit memos	644	418	(390)	0	672
Slow-moving and obsolete inventory reserves	6,773	2,672	(1,006)	(364)	8,075
Accrued product warranty	1,229	443	(475)	(57)	1,140
U.S. tax capital loss	2,034	0	(49)	(1,985)	0
Foreign net operating loss tax carryforwards	295	1,310	(115)	(70)	1,420

(a)	Other additions or deductions relate to translation adjustments and 2013 reflects the expiration of U.S. capital loss and certain foreign net operating loss carryforwards and 2014 reflects the expiration of certain foreign net operating loss carryforwards.

Exhibit Index

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

4	Description of Specimen Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.2	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).*

10.3	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.4	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.5	Revolving Credit Agreement between National City Bank (now, PNC Bank, National Association) and Preformed Line Products Company, dated December 30, 1994 (incorporated by reference to the Company’s Registration Statement on Form 10).

10.6	Amendment to the Revolving Credit Agreement between National City Bank (now, PNC Bank, National Association) and Preformed Line Products Company, dated October 31, 2002 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2003).

10.7	Line of Credit Note and Loan Agreement dated February 5, 2010 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-K filing for the fiscal year ended December 31, 2010).

10.8	Amended and Restated Loan Agreement dated September 24, 2015 between the Company and PNC Bank, National Association, filed herewith.

10.9	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option Agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).*

10.10	Preformed Line Products Company Chief Executive Officer Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).

10.11	Preformed Line Products Company Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s Definitive Proxy Statement filed on March 11, 2011).*

10.12	Deferred Shares Plan (incorporated by reference to the Company’s 8-K current report filing dated August 21, 2008).*

10.13	Form of Restricted Shares Grant Agreement under the Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 10-Q filing for the quarter ended September 30, 2008).*

10.14	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2013).*

10.15	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2014).*

10.16	Shares Purchase Agreement, dated August 11, 2015, between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr dated July 29, 2008 (incorporated by reference to the Company’s Form 8-K filed on August 11, 2015).

10.17	Shares Purchase Agreement, dated August 11, 2015, between the Company and the Thomas F. Peterson Foundation (incorporated by reference to the Company’s Form 8-K filed on August 11, 2015).

10.18	Form of Restricted Stock Agreement under the Amended and Restated Long Term Incentive Plan of 2008, filed herewith.*

10.19	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Long Term Incentive Plan of 2008, filed herewith.*

10.20	Amendment to Amended and Restated Loan Agreement dated November 6, 2015 between the Company and PNC Bank, National Association, filed herewith.

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 8-K current report filing dated August 6, 2007).

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contracts or compensatory plan or arrangement.