Form 10-Q
period 2016-03-31
PREFORMED LINE PRODUCTS CO
filed 2016-05-06
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016	Commission file number: 0-31164

Preformed Line Products Company

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-0676895
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

660 Beta Drive Mayfield Village, Ohio	44143
(Address of Principal Executive Office)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding as of May 1, 2016: 5,189,885.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$31,363	$30,393
Accounts receivable, less allowances of $2,469 ($2,326 in 2015)	67,728	63,626
Inventories - net	70,302	69,912
Prepaids	5,047	4,030
Prepaid taxes	6,086	5,585
Other current assets	1,738	6,343

TOTAL CURRENT ASSETS	182,264	179,889

Property, plant and equipment - net	96,708	91,965
Patents and other intangibles - net	11,465	11,288
Goodwill	16,290	15,821
Deferred income taxes	12,746	12,704
Other assets	11,297	11,703

TOTAL ASSETS	$330,770	$323,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$825	$413
Current portion of long-term debt	117	110
Trade accounts payable	21,455	20,377
Accrued compensation and amounts withheld from employees	9,481	9,306
Accrued expenses and other liabilities	13,373	13,334
Accrued profit-sharing and other benefits	3,019	5,648
Dividends payable	1,067	1,057
Income taxes payable	1,183	1,423

TOTAL CURRENT LIABILITIES	50,520	51,668

Long-term debt, less current portion	35,845	31,754
Unfunded pension obligation	11,597	11,627
Income taxes payable	197	195
Deferred income taxes	2,602	2,467
Other noncurrent liabilities	5,741	6,675

SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,204,950 and 5,221,062 issued and outstanding, at March 31, 2016 and December 31, 2015	12,483	12,478
Common shares issued to rabbi trust, 296,326 and 296,635 shares at March 31, 2016 and December 31, 2015	(12,014)	(12,052)
Deferred compensation liability	12,014	12,052
Paid-in capital	23,299	22,916
Retained earnings	293,923	292,311
Treasury shares, at cost, 1,036,362 and 1,018,013 shares at March 31, 2016 and December 31, 2015	(55,230)	(54,570)
Accumulated other comprehensive loss	(50,207)	(54,151)

TOTAL SHAREHOLDERS’ EQUITY	224,268	218,984

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$330,770	$323,370

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED OPERATIONS

(UNAUDITED)

	Three Months Ended March 31
	2016	2015
(Thousands of dollars, except per share data)

Net sales	$78,682	$85,790
Cost of products sold	54,393	61,030

GROSS PROFIT	24,289	24,760

Costs and expenses
Selling	7,631	7,207
General and administrative	10,086	10,186
Research and engineering	3,738	3,721
Other operating (income) expense - net	(853)	3,731

	20,602	24,845

OPERATING INCOME (LOSS)	3,687	(85)

Other income (expense)
Interest income	75	102
Interest expense	(158)	(133)
Other income - net	52	57

	(31)	26

INCOME (LOSS) BEFORE INCOME TAXES	3,656	(59)

Income taxes	998	197

NET INCOME (LOSS)	$2,658	$(256)

BASIC EARNINGS (LOSS) PER SHARE
Net income (loss)	$0.51	$(0.05)

DILUTED EARNINGS (LOSS) PER SHARE
Net income (loss)	$0.51	$(0.05)

Cash dividends declared per share	$0.20	$0.20

Weighted-average number of shares outstanding - basic	5,211	5,396

Weighted-average number of shares outstanding - diluted	5,229	5,396

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31
	2016	2015
(Thousands of dollars)

Net income (loss)	$2,658	$(256)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	3,867	(8,614)
Recognized net actuarial loss (net of tax provision of $46 and $53 for the three months ended March 31, 2016 and 2015, respectively)	77	86

Other comprehensive income (loss), net of tax	3,944	(8,528)

Comprehensive income (loss)	$6,602	$(8,784)

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
	2016	2015
(Thousands of dollars)
OPERATING ACTIVITIES
Net income (loss)	$2,658	$(256)

Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	2,710	3,250
Provision for accounts receivable allowances	(10)	46
Provision for inventory reserves	9	208
Deferred income taxes	(23)	(1,217)
Share-based compensation expense	363	489
Excess tax benefits from share-based awards	8	(20)
Other - net	9	5
Changes in operating assets and liabilities:
Accounts receivable	(2,368)	2,952
Inventories	1,657	(113)
Trade accounts payable and accrued liabilities	(2,331)	(4,119)
Income taxes payable	(196)	(2,006)
Other - net	(1,292)	1,383

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,194	602

INVESTING ACTIVITIES
Capital expenditures	(5,508)	(2,272)
Proceeds from the sale of property and equipment	61	570
Restricted cash and purchase of fixed-term deposits	3,216	2,277

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,231)	575

FINANCING ACTIVITIES
Increase in notes payable to banks	351	244
Proceeds from the issuance of long-term debt	15,706	12,879
Payments of long-term debt	(11,674)	(13,868)
Dividends paid	(1,056)	(1,110)
Excess tax benefits from share-based awards	(8)	20
Proceeds from issuance of common shares	0	40
Purchase of common shares for treasury	(627)	(74)
Purchase of common shares for treasury from related parties	(33)	(140)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,659	(2,009)

Effects of exchange rate changes on cash and cash equivalents	(652)	1,719

Net increase in cash and cash equivalents	970	887

Cash and cash equivalents at beginning of year	30,393	29,643

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,363	$30,530

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2016.

The Consolidated Balance Sheet at December 31, 2015 has been derived from the audited consolidated financial statements, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s 2015 Annual Report on Form 10-K filed on March 11, 2016 with the Securities and Exchange Commission.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation, as discussed in Note K segment information.

NOTE B – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	March 31, 2016	December 31, 2015

Finished products	$37,544	$37,812
Work-in-process	7,121	6,902
Raw materials	35,162	34,854

	79,827	79,568
Excess of current cost over LIFO cost	(3,893)	(3,538)
Noncurrent portion of inventory	(5,632)	(6,118)

	$70,302	$69,912

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $26.9 million at March 31, 2016 and $26.8 million at December 31, 2015. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three months ended March 31, 2016 and March 31, 2015, the net change in LIFO inventories resulted in a $.4 million and $.1 million charge, respectively, to Income (loss) before income taxes.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment - net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	March 31, 2016	December 31, 2015

Land and improvements	$12,693	$12,260
Buildings and improvements	72,601	71,711
Machinery and equipment	140,980	137,599
Construction in progress	7,399	3,369

	233,673	224,939
Less accumulated depreciation	136,965	132,974

	$96,708	$91,965

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

NOTE C – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”). Net periodic benefit cost for this plan included the following components:

	Three Months Ended March 31
	2016	2015

Service cost	$55	$27
Interest cost	365	358
Expected return on plan assets	(450)	(465)
Recognized net actuarial loss	123	139

Net periodic benefit cost	$93	$59

No contributions were made to the Plan during the three months ended March 31, 2016. The Company does not anticipate contributing to the Plan in 2016.

NOTE D – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at January 1	$(6,235)	$(47,916)	$(54,151)	$(7,007)	$(28,127)	$(35,134)
Other comprehensive income (loss) before reclassifications:
Gain (loss) on foreign currency translation adjustment	0	3,867	3,867	0	(8,614)	(8,614)

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	77	0	77	86	0	86

Net current period other comprehensive income (loss)	77	3,867	3,944	86	(8,614)	(8,528)

Balance at March 31	$(6,158)	$(44,049)	$(50,207)	$(6,921)	$(36,741)	$(43,662)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE E – COMPUTATION OF EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share were computed by dividing Net income (loss) by the weighted-average number of common shares outstanding for each respective period. Diluted earnings (loss) per share were calculated by dividing Net income (loss) by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31
	2016	2015

Numerator
Net income (loss)	$2,658	$(256)

Denominator
Determination of shares
Weighted-average common shares outstanding	5,211	5,396
Dilutive effect - share-based awards	18	0

Diluted weighted-average common shares outstanding	5,229	5,396

Earnings (loss) per common share
Basic	$0.51	$(0.05)

Diluted	$0.51	$(0.05)

For the three months ended March 31, 2016, 61,800 stock options were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. For the three months ended March 31, 2015, 59,750 stock options were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive.

For the three months ended March 31, 2016, there were no restricted share units excluded from the calculation of diluted earnings per share. For the three months ended March 31, 2015, 12,775 restricted share units were excluded from the calculation of diluted loss per share as the effect of the settlement in common shares would have been anti-dilutive.

NOTE F – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	March 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Finite-lived intangible assets
Patents	$4,815	$(4,799)	$4,815	$(4,799)
Land use rights	1,179	(182)	1,155	(173)
Trademark	1,750	(934)	1,713	(899)
Technology	3,098	(912)	3,021	(860)
Customer relationships	12,147	(4,697)	11,816	(4,501)

	$22,989	$(11,524)	$22,520	$(11,232)

Indefinite-lived intangible assets
Goodwill	$16,290		$15,821

The aggregate amortization expense for other intangibles with finite lives for the three months ended March 31, 2016 and 2015 was $.3 million and $.4 million, respectively. Amortization expense is estimated to be $.7 million for the remaining period of 2016, $1.0 million annually for 2017 and 2018 and $.9 million annually for 2019 and 2020. The weighted-average remaining amortization period is approximately 20.5 years. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 9.8 years; land use rights, 58.9 years; trademark, 10.1 years; technology, 15.6 years; and customer relationships, 13.9 years.

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

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the three months ended March 31, 2016, are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2016	$3,078	$3,918	$1,301	$7,524	$15,821
Currency translation	0	253	38	178	469

Balance at March 31, 2016	$3,078	$4,171	$1,339	$7,702	$16,290

NOTE G – SHARE-BASED COMPENSATION

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the three months ended March 31, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	12,000	$41.44
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	0	$0.00

Outstanding (exercisable and vested) at March 31, 2016	12,000	$41.44	1.6	$7

There were no stock options exercised during the three months ended March 31, 2016 or 2015.

The Company recorded no compensation expense related to stock options for either the three months ended March 31, 2016 and 2015 as all options were fully vested.

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

Restricted Share Units

For the regular annual grants, all of the participants except the CEO, a portion of the restricted share units (RSUs) is subject to time-based cliff vesting and a portion is subject to vesting based upon the Company’s performance over a three-year period. All of the CEO’s regular annual RSUs are subject to vesting based upon the Company’s performance over a three-year period.

The RSUs are offered at no cost to the employees; however, the participant must remain employed with the Company until the restrictions on the RSUs lapse. The fair value of RSUs is based on the market price of a common share on the grant date. The Company currently estimates that no time-based RSUs will be forfeited. Dividends declared are accrued in cash.

A summary of the RSUs for the three months ended March 31, 2016 is as follows:

	Restricted Share Units
	Performance and Service Required	Service Required	Total Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2016	91,603	10,872	102,475	$53.88
Granted	79,241	9,901	89,142	33.73
Vested	0	0	0	0.00
Forfeited	0	0	0	0.00

Nonvested as of March 31, 2016	170,844	20,773	191,617	$44.51

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Compensation expense related to the time-based RSUs for the three months ended March 31, 2016 and 2015 was $.1 million for each period. As of March 31, 2016, there was $.6 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 2.2 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in pre-tax income and sales growth over a requisite performance period. Depending on the extent to which the performance criterions are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the three months ended March 31, 2016 and 2015 was $.3 million and $.4 million, respectively. During the three months ended March 31, 2015, a $.4 million reduction in performance-based compensation expense was recorded related to the 2014 performance-based RSU grant, due to changes in estimates for growth in sales and pre-tax income. As of March 31, 2016, the remaining performance-based RSUs compensation expense of $3.2 million is expected to be recognized over a period of approximately 2.5 years.

The excess tax benefits from time and performance-based RSUs for the three months ended March 31, 2016 and 2015, was less than $.1 million for each period, as reported on the Statements of Consolidated Cash Flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for RSUs vested in the current period.

In the event of a Change in Control (as defined in the LTIP), vesting of the RSUs will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a maximum potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.

To satisfy the vesting of its RSU awards, the Company has reserved new shares from its authorized but unissued shares. Any additional granted awards will also be issued from the Company’s authorized but unissued shares. Under the LTIP, there are 223,256 common shares currently available for additional RSU grants.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer LTIP restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of March 31, 2016, 296,326 shares have been deferred and are being held by the rabbi trust.

Share Option Awards

The LTIP plan permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. At March 31, 2016, there were 11,000 shares remaining available for issuance under the LTIP. Options issued to date under the Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years, and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

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

There were no options granted for the three months ended March 31, 2016 and 2015, respectively.

Activity in the Company’s LTIP plan for three months ended March 31, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	56,250	$55.30
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	(3,000)	$71.62

Outstanding (vested and expected to vest) at March 31, 2016	53,250	$54.38	6.5	$0

Exercisable at March 31, 2016	30,500	$58.24	7.3	$0

For the three months ended March 31, 2016 and 2015, the Company recorded compensation expense related to the stock options currently vesting of less than $.1 million and $.1 million, respectively. The total compensation cost related to nonvested awards not yet recognized at March 31, 2016 is expected to be $.3 million over a weighted-average period of approximately 1.8 years.

NOTE H – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At March 31, 2016, the fair value of the Company’s long-term debt was estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be Level 2 inputs. There have been no transfers in or out of Level 2 for the three months ended March 31, 2016. Based on the analysis performed, the carrying value of the Company’s long-term debt approximates fair value at March 31, 2016 and December 31, 2015.

NOTE I – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, “Income Taxes - Balance Sheet Classification of Deferred Taxes” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is required to be adopted in annual periods beginning after December 15, 2016. Early adoption is permitted and the Company elected to early adopt this guidance as of March 31, 2016 and to apply the guidance retrospectively to all periods presented. Accordingly, as of December 31, 2015, the Company reclassified the prior period amount of $8.6 million related to its deferred tax assets and $.2 million related to its deferred tax liabilities from current to noncurrent, resulting in an increase of $7.4 million to its noncurrent deferred tax assets and a decrease of $1.0 million to the noncurrent deferred income tax liabilities. Because the application of this guidance affects classification only, such reclassifications did not have a material effect on the Company’s consolidated financial position or results of its operations.

In January 2015, the FASB issued ASU 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This Update eliminates from GAAP the concept of extraordinary items. A material event or transaction that an entity considers to be of an unusual nature or of a type that indicates infrequency of occurrence or both shall be reported as a separate component of income from continuing operations. The nature and financial effects of each event or transaction shall be presented as a separate component of income from continuing operations or, alternatively, disclosed in notes to financial statements. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-1 had no impact to the presentation of the Company’s consolidated financial statements for the three months ended March 31, 2016.

In April 2015, the FASB issued ASU 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” For an entity that has a significant event in an interim period that calls for a re-measurement of defined benefit plan assets and obligations, the amendments in this Update provide a practical expedient that permits the entity to re-measure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Earlier application is permitted. Amendments in this Update should be applied prospectively. The adoption of ASU 2015-04 had no impact to the presentation of the Company’s consolidated financial statements for the three months ended March 31, 2016.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Topic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-5 had no impact to the presentation of the Company’s consolidated financial statements for the three months ended March 31, 2016 as the Company is currently not engaged in a cloud computing arrangement.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This Update requires an acquiring entity to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require an entity to record the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. An entity must present separately on the face of the statement of operations or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments should be applied prospectively. The adoption of ASU 2015-16 had no impact to the presentation of the Company’s consolidated financial statements for the three months ended March 31, 2016.

NOTE J – NEW ACCOUNTING STANDARDS TO BE ADOPTED

In March 2016, the FASB issues ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides guidance in GAAP for the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is required to adopt ASU 2016-09 for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

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

NOTE K – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three months ended March 31, 2016 and 2015. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory. During the fourth quarter of 2015, the Company reconfigured a product line in The Americas segment and consolidated its manufacturing processes into the PLP-USA segment. As such, prior year amounts have been reclassified to conform to the current year presentation.

	Three Months Ended March 31
	2016	2015
Net sales
PLP-USA	$34,647	$34,130
The Americas	12,452	13,974
EMEA	13,918	14,196
Asia-Pacific	17,665	23,490

Total net sales	$78,682	$85,790

Intersegment sales
PLP-USA	$2,213	$2,830
The Americas	1,292	1,375
EMEA	399	423
Asia-Pacific	1,748	1,892

Total intersegment sales	$5,652	$6,520

Income taxes
PLP-USA	$(20)	$(221)
The Americas	547	(88)
EMEA	505	528
Asia-Pacific	(34)	(22)

Total income taxes	$998	$197

Net income (loss)
PLP-USA	$(123)	$(1,245)
The Americas	1,095	(184)
EMEA	1,694	1,804
Asia-Pacific	(8)	(631)

Total net income (loss)	$2,658	$(256)

	March 31, 2016	December 31, 2015

Assets
PLP-USA	$109,735	$106,854
The Americas	61,938	60,010
EMEA	53,434	50,755
Asia-Pacific	105,350	105,437

	330,457	323,056
Corporate assets	313	314

Total assets	$330,770	$323,370

NOTE L – INCOME TAXES

The Company’s effective tax rate was 27% and (334)% for the three months ended March 31, 2016 and 2015, respectively. The income tax expense for the current period was determined based on an estimated annual effective tax rate of 30% for the twelve-month period ending December 31, 2016. The effective tax rate for the three months ended March 31, 2016 is lower than the estimated annual 2016 effective tax rate and the U.S. federal statutory rate of 35% primarily due to an increase in earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate, where such earnings are permanently reinvested coupled with a relatively low level of pre-tax income in the U.S during the quarter. The effective rate for the three months ended March 31, 2015 was not meaningful primarily due to the amount, timing and mix of earnings by jurisdiction and the reversal of losses in certain jurisdictions where no tax benefit was recognized in 2015, partially offset by an increase in earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

As described in Note I, the Company elected to early adopt FASB guidance ASU 2015-17 “Income Taxes-Balance Sheet Classification of Deferred Taxes” as of March 31, 2016 and to apply the guidance retrospectively to all periods presented related to the classification of current and noncurrent deferred tax assets and liabilities. Accordingly, as of December 31, 2015, the Company reclassified the prior period amount of $8.6 million related to its deferred tax assets and $.2 million related to its deferred tax liabilities from current to noncurrent, resulting in an increase of $7.4 million to our noncurrent deferred tax assets and a decrease of $1.0 million to the noncurrent deferred income tax liabilities.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. No significant changes to the valuation allowance were recorded for the period ended March 31, 2016.

As of March 31, 2016, the Company had gross unrecognized tax benefits of approximately $.2 million with no significant changes during this period. The Company may decrease its unrecognized tax benefits by $.2 million within the next nine months.

NOTE M – PRODUCT WARRANTY RESERVE

The Company records an accrual for estimated warranty costs to Costs of products sold in the Consolidated Statements of Operations. These amounts are recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheets. The Company records and accounts for its warranty reserve based on specific claim incidents. Should the Company become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the accruals as claim information changes.

The following is a rollforward of the product warranty reserve:

	Three Months Ended March 31
	2016	2015

Beginning of period balance	$714	$892
Additions charged to income	3	32
Warranty usage	(41)	(107)
Currency translation	12	(34)

End of period balance	$688	$783

NOTE N – CHARGES RELATED TO RESTRUCTURING ACTIVITIES

During the year ended December 2015, the Company reconfigured one of its operations within its Asia Pacific segment by reducing its workforce and manufacturing facilities while outsourcing production predominantly to its locations with lower cost operations. This was done in response to a slowdown in economic activity in the region as well as continued downward market pressure on prices. Additionally, the Company reduced the number of personnel and facilities in the PLP-USA segment in response to downward market pressure on prices. Both of these actions reduced infrastructure and manufacturing costs. There was $.1 million and $.5 million of expense recognized in the three months ended March 31, 2016 and 2015, respectively, for these restructuring activities. The restructuring liability remaining at March 31, 2016 was recorded in Accrued expenses.

A summary by reporting segment of the accruals recorded as a result of the restructuring is as follows:

	Severance	Lease Termination Costs	Other	Total

December 31, 2015 Balance
PLP-USA	$150	$304	$5	$459
Asia-Pacific	0	604	0	604

Total	$150	$908	$5	$1,063

Charges
PLP-USA	59	0	0	59
Asia-Pacific	0	0	0	0

Total	59	0	0	59

Payments and other adjustments
PLP-USA	(209)	(119)	(5)	(333)
Asia-Pacific	0	(64)	0	(64)

Total	(209)	(183)	(5)	(397)

March 31, 2016 Balance
PLP-USA	0	185	0	185
Asia-Pacific	0	540	0	540

Total	$0	$725	$0	$725

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

We report our segments in four geographic regions: PLP-USA (including corporate), The Americas (includes operations in North and South America without PLP-USA), EMEA (Europe, Middle East & Africa) and Asia-Pacific in accordance with accounting standards codified in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, Segment Reporting. Each segment distributes a full range of our primary products. Our PLP-USA segment is comprised of our U.S. operations, which manufacture our traditional products primarily supporting our domestic energy, telecommunications and solar products. Our other three segments, The Americas, EMEA and Asia-Pacific, support our energy, telecommunications, data communication and solar products in each respective geographical region.

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

RECENT DEVELOPMENTS

In the fourth quarter of 2015, we reconfigured a product line in The Americas segment and consolidated its manufacturing processes into the PLP-USA segment operations. This action reduced infrastructure and manufacturing costs for the product line. As a result, certain reclassifications have been made to the 2015 financial results to be comparable to the 2016 financial results for The Americas and PLP-USA reporting segments.

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

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weaken against the U.S. dollar, our sales and costs decrease as the foreign currency-denominated financial statements translate into fewer U.S. dollars. On average, foreign currencies weakened against the U.S. dollar in the first quarter of 2016; however, they did not weaken as significantly as they did in the first three months of 2015. The most significant currencies that contributed to this movement were the Australian dollar, the Brazilian real, the Canadian dollar and the South African rand. The fluctuations of foreign currencies during the quarter ended March 31, 2016 had an unfavorable impact on net sales of $6.0 million and $.6 million on net income as compared to the first quarter of 2015. On a reportable segment basis, the favorable (unfavorable) impact of foreign currency on net sales and net income for the three months ended March 31, 2016, was as follows:

	Foreign Currency Impact
	Three Months Ended March 31, 2016
(Thousands of dollars)	Net Sales	Net Income
The Americas	$(3,173)	$(246)
EMEA	(1,351)	(324)
Asia-Pacific	(1,448)	19

Total	$(5,972)	$(551)

The following table reflects the impact of foreign currency fluctuations on operating income for the three months ended March 31, 2016 and 2015:

	Foreign Currency Impact
	Three Months Ended March 31
(Thousands of dollars)	2016	2015
Operating income (loss)	$3,687	$(85)
Translation loss	726	0
Transaction (gain) loss	(1,038)	3,354

Operating income excluding currency impact	$3,375	$3,269

Despite the current global economy, we believe our business fundamentals and our financial position are sound and that we are strategically well-positioned. We remain focused on assessing our business structure, global facilities and overall capacity in conjunction with the requirements of local manufacturing in the markets that we serve. If necessary, we will modify redundant processes and utilize our global manufacturing network to manage costs, while driving increased sales volumes and delivering value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 16.4% and can borrow needed funds at an attractive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the three months ended March 31, 2016 and 2015. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended March 31
(Thousands of dollars)	2016		2015		Change

Net sales	$78,682	100.0%	$85,790	100.0%	$(7,108)
Cost of products sold	54,393	69.1	61,030	71.1	(6,637)

GROSS PROFIT	24,289	30.9	24,760	28.9	(471)
Costs and expenses	20,602	26.2	24,845	29.0	(4,243)

OPERATING INCOME (LOSS)	3,687	4.7	(85)	(0.1)	3,772
Other income (expense)	(31)	0.0	26	0.0	(57)

INCOME (LOSS) BEFORE INCOME TAXES	3,656	4.6	(59)	(0.1)	3,715
Income taxes	998	1.3	197	0.2	801

NET INCOME (LOSS)	$2,658	3.4%	$(256)	(0.3)%	$2,914

Net sales. For the three months ended March 31, 2016, net sales were $78.7 million, a decrease of $7.1 million, or 8%, compared to the three months ended March 31, 2015. Excluding the unfavorable effect of currency translation, net sales decreased 1% as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2016	2015	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net sales
PLP-USA	$34,647	$34,130	$517	$0	$517	2%
The Americas	12,452	13,974	(1,522)	(3,173)	1,651	12
EMEA	13,918	14,196	(278)	(1,351)	1,073	8
Asia-Pacific	17,665	23,490	(5,825)	(1,448)	(4,377)	(19)

Consolidated	$78,682	$85,790	$(7,108)	$(5,972)	$(1,136)	(1)%

The increase in PLP-USA net sales of $.5 million, or 2%, was primarily due to an increase in communication product sales. International net sales for the three months ended March 31, 2016 were unfavorably affected by $6.0 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $12.5 million increased $1.7 million, or 12%, primarily due to a volume increase in transmission sales. EMEA net sales of $13.9 million increased $1.1 million, or 8%, primarily due to volume increases in distribution and transmission sales partially offset by a decrease in telecommunication product sales. The Asia-Pacific net sales of $17.7 million decreased $4.4 million, or 19%, compared to the first three months of 2015. The decrease in net sales was primarily related to volume decreases in solar, transmission and distribution sales.

Gross Profit. Gross profit of $24.3 million for the three months ended March 31, 2016 decreased $.5 million, or 2%, compared to the three months ended March 31, 2015. Excluding the unfavorable effect of currency translation, gross profit increased $1.7 million, or 7%, as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2016	2015	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change

Gross profit
PLP-USA	$9,937	$11,110	$(1,173)	$0	$(1,173)	(11)%
The Americas	4,371	3,557	814	(1,203)	2,017	57
EMEA	5,434	5,367	67	(651)	718	13
Asia-Pacific	4,547	4,726	(179)	(362)	183	4

Consolidated	$24,289	$24,760	$(471)	$(2,216)	$1,745	7%

PLP-USA gross profit of $9.9 million decreased $1.2 million compared to the same period in 2015. PLP-USA’s $1.2 million decrease in gross profit was predominantly related to a change in sales mix coupled with an increase in personnel costs. International gross profit for the three months ended March 31, 2016 was unfavorably impacted by $2.2 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increase of $2.0 million was primarily the result of the $1.7 million increase in sales along with product margin improvement in the region due to product sales mix. The EMEA gross profit increased $.7 million primarily as a result of the increase in sales in the region. Asia-Pacific gross profit increased $.2 million even though sales declined $4.4 million. The increase was primarily due to a shift in the product sales mix along with $1.0 million in cost savings associated with the 2015 reconfiguration of the operations of one of its locations within the segment.

Costs and expenses. Costs and expenses of $20.6 million for the three months ended March 31, 2016 decreased $4.2 million, or 17%, compared to the three months ended March 31, 2015. Excluding the favorable effect of currency translation, costs and expenses decreased $2.8 million, or 11%, as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2016	2015	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Costs and expenses
PLP-USA	$9,961	$12,487	$(2,526)	$0	$(2,526)	(20)%
The Americas	2,769	3,859	(1,090)	(845)	(245)	(6)
EMEA	3,281	3,093	188	(264)	452	15
Asia-Pacific	4,591	5,406	(815)	(381)	(434)	(8)

Consolidated	$20,602	$24,845	$(4,243)	$(1,490)	$(2,753)	(11)%

PLP-USA costs and expenses decreased $2.5 million primarily due to a $3.0 million improvement in net foreign currency exchange. In the three months ended March 31, 2016, there was a gain recognized on foreign currency transactions while there was a loss for the same period in 2015. The foreign currency exchange gains were primarily related to translating into U.S. dollars its foreign denominated loans, trade receivables and royalty receivables from its foreign subsidiaries at the March 31, 2016 exchange rates. These decreases in currency expenses were partially offset with an increase primarily in personnel costs, which increased expense by $.5 million. International costs and expenses for the three months ended March 31, 2016 were favorably impacted by $1.5 million when local currencies were translated to U.S. dollars. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses decrease of $.2 million was primarily due to a change in foreign currency exchange gains of $1.0 million, partially offset by an increase in personnel costs, commissions and royalty expenses. The foreign currency exchange gains were principally related to sales denominated in U.S. currency. EMEA costs and expenses increased $.5 million due to continued expansion of recently added offices in the region of $.2 million along with additional personnel costs throughout the region. Asia-Pacific costs and expenses decreased $.4 million primarily due to net foreign currency exchange gains across the region in the three months ended March 31, 2016 compared to net losses for the same period in 2015.

Other income (expense). Other expense of less than $.1 million for the three months ended March 31, 2016 decreased $.1 million compared to the three months ended March 31, 2015.

Income taxes. Income taxes for the three months ending March 31, 2016 and 2015 were $1.0 million and $.2 million, respectively, based on pre-tax income of $3.7 million and pre-tax loss of $.1 million, respectively. The effective tax rate for the three months ended March 31, 2016 and 2015 was 27% and (334)%, respectively, compared to the U.S. federal statutory rate of 35%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income earned in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2016

1.	A $.2 million, or 5%, decrease resulting from higher U.S. permanent items coupled with a low level pre-tax loss in the U.S.

2.	A $.1 million, or 3%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

2015

1.	A $.3 million, or (581)%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.

2.	A $.1 million, or 212%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

Net income (loss). As a result of the preceding items, net income for the three months ended March 31, 2016 was $2.7 million, compared to a loss of $.3 million for the three months ended March 31, 2015. Excluding the effect of currency translation, net income increased $3.5 million as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2016	2015	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net income (loss)
PLP-USA	$(123)	$(1,245)	$1,122	$0	$1,122	90%
The Americas	1,095	(184)	1,279	(246)	1,525	NM
EMEA	1,694	1,804	(110)	(324)	214	12
Asia-Pacific	(8)	(631)	623	19	604	96

Consolidated	$2,658	$(256)	$2,914	$(551)	$3,465	NM	%

NM- Not Meaningful

PLP-USA net loss decreased $1.1 million due to a $1.3 million increase in operating income partially offset by a lower income tax benefit of $.2 million. International net income for the three months ended March 31, 2016 was unfavorably affected by $.6 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income increased $1.5 million as a result of a $2.3 million increase in operating income partially offset by a $.8 million increase in income taxes. EMEA net income increased $.2 million as a result of a $.3 million increase in operating income partially offset by an increase in income taxes of $.1 million. Asia-Pacific net loss decreased $.6 million as a result of a $.6 million decrease in operating loss while the net tax impact in the region was less than $.1 million.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2015 and are, therefore, not presented herein.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In the first quarter of 2016, we used cash of $5.5 million for capital expenditures. We ended the first quarter of 2016 with $31.4 million of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world. At March 31, 2016, the majority of our cash and cash equivalents were held outside the U.S. We expect accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Our financial position remains strong and our current ratio at March 31, 2016 was 3.6 to 1. Total debt at March 31, 2016 was $36.8 million. At March 31, 2016, our unused availability under our line of credit was $12.7 million and our bank debt to equity percentage was 16.4%. The term of our credit facility extends through August 2017 at an interest rate of LIBOR plus 1.125%. The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and funded debt-to-earnings before interest, taxes, depreciation and amortization along with an interest coverage ratio. At March 31, 2016 and December 31, 2015, we were in compliance with these covenants.

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

Sources and Uses of Cash

Cash increased $1.0 million for the three months ended March 31, 2016. Net cash provided by operating activities was $1.2 million. The major investing and financing uses of cash were capital expenditures of $5.5 million, dividends of $1.1 million and common share repurchases of $.6 million. Currency had a negative $.6 million impact on cash and cash equivalents when translating foreign denominated financial statements to U.S. dollars.

Net cash provided by operating activities increased $.6 million compared to the three months ended March 31, 2015 primarily as a result of an increase in net income of $2.9 million and non-cash items of $.3 million that were partially offset by a decrease in cash used by operating assets (net of operating liabilities) of $2.6 million.

Net cash of $2.2 million used in investing activities for the three months ended March 31, 2016 represented a decrease of $2.8 million when compared to $.6 million of cash provided by investing activities for the three months ended March 31, 2015. The decrease was primarily related to an increase in capital expenditures of $3.2 million for the three months ended March 31, 2016 when compared to the same period in 2015 along with a decrease in proceeds from property disposals of $.5 million partially mitigated by a reduction in restricted cash of $.9 million in the three months ended March 31, 2016 compared to the same period in 2015. The increase in capital expenditures was due primarily to a $3.5 million deposit to purchase a corporate aircraft to replace the expiring lease of the current aircraft.

Cash provided by financing activities for the three months ended March 31, 2016 was $2.7 million compared to $2.0 million of cash used for the three months ended March 31, 2015. The $4.7 million increase was primarily a result of an increase in net debt borrowings in 2016 compared to 2015 of $5.1 million. These increases in cash were partially offset with a net increase in cash used in capital stock transactions of $.4 million. The 2016 borrowings were used primarily to make a deposit for the acquisition of the corporate aircraft.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In November 2015, the FASB issued Accounting Standards update (ASU) No. 2015-17, “Income Taxes - Balance Sheet Classification of Deferred Taxes” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is required to be adopted in annual periods beginning after December 15, 2016. Early adoption is permitted and we elected to early adopt this guidance as of March 31, 2016 and to apply the guidance retrospectively to all periods presented. Accordingly, we reclassified the prior period amount of $8.6 million related to our deferred tax assets and $.2 million related to our deferred tax liabilities from current to noncurrent. The reclassification resulted in an increase of $7.4 million to our noncurrent deferred tax assets and a decrease of $1.0 million to our noncurrent deferred income tax liabilities. Because the application of this guidance affects classification only, such reclassifications did not have a material effect on our consolidated financial position or results of our operations.

In January 2015, the FASB issued ASU 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This Update eliminates from GAAP the concept of extraordinary items. A material event or transaction that an entity considers to be of an unusual nature or of a type that indicates infrequency of occurrence or both shall be reported as a separate component of income from continuing operations. The nature and financial effects of each event or transaction shall be presented as a separate component of income from continuing operations or, alternatively, disclosed in notes to financial statements. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-1 had no impact to the presentation of our consolidated financial statements for the three months ended March 31, 2016.

In April 2015, the FASB issued ASU 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” For an entity that has a significant event in an interim period that calls for a re-measurement of defined benefit plan assets and obligations, the amendments in this Update provide a practical expedient that permits the entity to re-measure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Earlier application is permitted. Amendments in this Update should be applied prospectively. The adoption of ASU 2015-04 had no impact to the presentation of our consolidated financial statements for the three months ended March 31, 2016.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Topic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-5 had no impact to the presentation of our consolidated financial statements for the three months ended March 31, 2016 as we are currently not engaged in a cloud computing arrangement.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement - Period Adjustments.” This Update requires an acquiring entity to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require an entity to record the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. An entity must present separately on the face of the statement of operations or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments should be applied prospectively. The adoption of ASU 2015-16 had no impact to the presentation of our consolidated financial statements for the three months ended March 31, 2016.

NEW ACCOUNTING STANDARDS TO BE ADOPTED

In March 2016, the FASB issues ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides guidance in GAAP for the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is required to adopt ASU 2016 – 09 for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating what impact, if any, its adoption will have to the presentation of our consolidated financial statements.

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

The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:

•	The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States (U.S.), Canada, Australia and Western Europe and may grow slowly or experience prolonged delay in developing regions despite expanding power needs;

•	The potential impact of the global economic condition on the Company’s ongoing profitability and future growth opportunities in our core markets in the U.S. and other foreign countries where the financial situation is expected to be similar going forward;

•	Decrease in infrastructure spending globally as a result of worldwide depressed spending;

•	The impact of low oil and other commodity prices on our growth opportunities, particularly with respect to energy projects;

•	The ability of our customers to raise funds needed to build the facilities their customers require;

•	Technological developments that affect longer-term trends for communication lines, such as wireless communication;

•	The decreasing demand for product supporting copper-based infrastructure due to the introduction of products using new technologies or adoption of new industry standards;

•	The Company’s success at continuing to develop proprietary technology and maintaining high quality products and customer service to meet or exceed new industry performance standards and individual customer expectations;

•	The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•	The extent to which the Company is successful at expanding the Company’s product line or production facilities into new areas or implementing efficiency measures at existing facilities;

•	The effects of fluctuation in currency exchange rates upon the Company’s foreign subsidiaries’ operations and reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	The Company’s ability to identify, complete, obtain funding for and integrate acquisitions for profitable growth;

•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;

•	The relative degree of competitive and customer price pressure on the Company’s products;

•	The cost, availability and quality of raw materials required for the manufacture of products;

•	Strikes and other labor disruptions;

•	Changes in significant government regulations affecting environmental compliances;

•	The telecommunication market’s continued deployment of Fiber-to-the-Premises; and

•	Those factors described under the heading “Risk Factors” on page 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 11, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2016, the Company had no foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $5.8 million and on income before tax of $1.8 million.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $36.8 million at March 31, 2016. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.3 million for the three months ended March 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2016 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 11, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2016, the Company announced that the Board of Directors authorized a plan to repurchase up to an additional 214,620 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table includes repurchases for the three months ended March 31, 2016:

Period (2016)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs

January (1)	11,918	$42.58	214,620	35,380
February	0	$0.00	0	250,000
March	6,431	$36.28	6,431	243,569

Total	18,349

(1)	Includes an aggregate of 753 common shares repurchased from the Company’s executive officers to offset tax obligations, which were not part of the repurchase program and were separately authorized by the Board.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2016	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2016	/s/ Eric R. Graef
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