Form 10-Q
period 2016-06-30
PREFORMED LINE PRODUCTS CO
filed 2016-08-05
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016	Commission file number: 0-31164

Preformed Line Products Company

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-0676895
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

660 Beta Drive Mayfield Village, Ohio	44143
(Address of Principal Executive Office)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding as of August 1, 2016: 5,159,075.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$28,143	$30,393
Accounts receivable, less allowances of $2,485 ($2,326 in 2015)	65,060	63,626
Inventories - net	72,139	69,912
Prepaids	4,686	4,030
Prepaid taxes	6,394	5,585
Other current assets	6,209	6,343

TOTAL CURRENT ASSETS	182,631	179,889

Property, plant and equipment - net	107,235	91,965
Patents and other intangibles - net	11,400	11,288
Goodwill	16,282	15,821
Deferred income taxes	13,642	12,704
Other assets	11,055	11,703

TOTAL ASSETS	$342,245	$323,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$826	$413
Current portion of long-term debt	1,564	110
Trade accounts payable	20,677	20,377
Accrued compensation and amounts withheld from employees	11,338	9,306
Accrued expenses and other liabilities	13,990	13,334
Accrued profit -sharing and other benefits	4,028	5,648
Dividends payable	1,059	1,057
Income taxes payable	907	1,423

TOTAL CURRENT LIABILITIES	54,389	51,668

Long-term debt, less current portion	44,593	31,754
Unfunded pension obligation	11,567	11,627
Income taxes payable	200	195
Deferred income taxes	2,529	2,467
Other noncurrent liabilities	5,950	6,675

SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,170,214 and 5,221,062 issued and outstanding, at June 30, 2016 and December 31, 2015, respectively	12,484	12,478
Common shares issued to rabbi trust, 296,817 and 296,635 shares at June 30, 2016 and December 31, 2015, respectively	(12,034)	(12,052)
Deferred compensation liability	12,034	12,052
Paid-in capital	23,536	22,916
Retained earnings	295,618	292,311
Treasury shares, at cost, 1,071,589 and 1,018,013 shares at June 30, 2016 and December 31, 2015, respectively	(56,635)	(54,570)
Accumulated other comprehensive loss	(51,986)	(54,151)

TOTAL SHAREHOLDERS’ EQUITY	223,017	218,984

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$342,245	$323,370

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED OPERATIONS

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of dollars, except per share data)	2016	2015	2016	2015
Net sales	$83,220	$87,869	$161,903	$173,659
Cost of products sold	56,414	61,425	110,807	122,455

GROSS PROFIT	26,806	26,444	51,096	51,204

Costs and expenses
Selling	8,183	7,752	15,814	14,960
General and administrative	10,962	9,391	21,049	19,577
Research and engineering	3,609	3,864	7,347	7,585
Other operating (income) expense - net	(27)	252	(880)	3,983

	22,727	21,259	43,330	46,105

OPERATING INCOME	4,079	5,185	7,766	5,099

Other income (expense)
Interest income	68	112	143	214
Interest expense	(166)	(149)	(324)	(282)
Other expense - net	(208)	(682)	(156)	(625)

	(306)	(719)	(337)	(693)

INCOME BEFORE INCOME TAXES	3,773	4,466	7,429	4,406

Income taxes	1,018	786	2,016	982

NET INCOME	$2,755	$3,680	$5,413	$3,424

BASIC EARNINGS PER SHARE
Net income	$0.53	$0.68	$1.04	$0.63

DILUTED EARNINGS PER SHARE
Net income	$0.53	$0.68	$1.04	$0.63

Cash dividends declared per share	$0.20	$0.20	$0.40	$0.40

Weighted-average number of shares outstanding - basic	5,186	5,392	5,198	5,394

Weighted-average number of shares outstanding - diluted	5,208	5,393	5,218	5,396

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of dollars)	2016	2015	2016	2015
Net income	$2,755	$3,680	$5,413	$3,424

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(1,855)	(431)	2,012	(9,045)
Recognized net actuarial loss (net of tax provision of $46 and $52 for the three months ended June 30, 2016 and 2015, respectively, and net provision $92 and $104 for the six months ended June 30, 2016 and 2015, respectively)	76	88	153	174

Other comprehensive income (loss), net of tax	(1,779)	(343)	2,165	(8,871)

Comprehensive income (loss)	$976	$3,337	$7,578	$(5,447)

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
(Thousands of dollars)	2016	2015
OPERATING ACTIVITIES
Net income	$5,413	$3,424

Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	5,602	6,196
Provision for accounts receivable allowances	132	320
Provision for inventory reserves	864	784
Deferred income taxes	(815)	(1,109)
Share-based compensation expense	506	436
Excess tax benefits from share-based awards	(8)	(20)
Other - net	412	96
Changes in operating assets and liabilities
Accounts receivable	116	2,648
Inventories	(1,585)	(2,043)
Trade accounts payable and accrued liabilities	887	2,699
Income taxes payable	(1,695)	(2,883)
Other - net	207	(2,892)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,036	7,656

INVESTING ACTIVITIES
Capital expenditures	(19,677)	(4,640)
Proceeds from the sale of property and equipment	61	526
Restricted cash and purchase of fixed-term deposits	(1,314)	(1,195)

NET CASH USED IN INVESTING ACTIVITIES	(20,930)	(5,309)

FINANCING ACTIVITIES
Increase in notes payable to banks	337	883
Proceeds from the issuance of long-term debt	43,132	26,623
Payments of long-term debt	(28,862)	(27,608)
Dividends paid	(2,102)	(2,331)
Excess tax benefits from share-based awards	8	20
Proceeds from issuance of common shares	110	60
Purchase of common shares for treasury	(2,032)	(204)
Purchase of common shares for treasury from related parties	(33)	(140)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,558	(2,697)

Effects of exchange rate changes on cash and cash equivalents	(1,914)	1,437

Net increase in cash and cash equivalents	(2,250)	1,087
Cash and cash equivalents at beginning of year	30,393	29,643

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,143	$30,730

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2016.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation, as discussed in Note K segment information.

NOTE B – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	June 30,	December 31,
	2016	2015
Finished products	$35,442	$37,812
Work-in-process	8,003	6,902
Raw materials	37,691	34,854

	81,136	79,568
Excess of current cost over LIFO cost	(3,402)	(3,538)
Noncurrent portion of inventory	(5,595)	(6,118)

	$72,139	$69,912

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $27.9 million at June 30, 2016 and $26.8 million at December 31, 2015. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three and six months ended June 30, 2016, the net change in LIFO inventories resulted in a $.5 million and $.1 million benefit to Income before income taxes, respectively. During the three and six months ended June 30, 2015, the net change in LIFO inventories resulted in a $.1 million charge to Income before income taxes and less than $.1 million benefit to Income before income taxes, respectively.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment - net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	June 30,	December 31,
	2016	2015
Land and improvements	$12,860	$12,260
Buildings and improvements	72,307	71,711
Machinery and equipment	157,009	137,599
Construction in progress	4,088	3,369

	246,264	224,939
Less accumulated depreciation	139,029	132,974

	$107,235	$91,965

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

NOTE C – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”). Net periodic benefit cost for this plan included the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Service cost	$55	$27	$110	$54
Interest cost	364	358	729	716
Expected return on plan assets	(449)	(465)	(899)	(930)
Recognized net actuarial loss	123	139	246	278

Net periodic benefit cost	$93	$59	$186	$118

No contributions were made to the Plan during the six months ended June 30, 2016. The Company does not anticipate contributing to the Plan in 2016.

NOTE D – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Defined benefit	Currency		Defined benefit	Currency
	pension plan	Translation		pension plan	Translation
	activity	Adjustment	Total	activity	Adjustment	Total
Balance at April 1	$(6,158)	$(44,049)	$(50,207)	$(6,921)	$(36,741)	$(43,662)
Other comprehensive income (loss) before reclassifications:
Loss on foreign currency translation adjustment	0	(1,855)	(1,855)	0	(431)	(431)

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	76	0	76	88	0	88

Net current period other comprehensive income (loss)	76	(1,855)	(1,779)	88	(431)	(343)

Balance at June 30	$(6,082)	$(45,904)	$(51,986)	$(6,833)	$(37,172)	$(44,005)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Defined benefit	Currency		Defined benefit	Currency
	pension plan	Translation		pension plan	Translation
	activity	Adjustment	Total	activity	Adjustment	Total
Balance at January 1	$(6,235)	$(47,916)	$(54,151)	$(7,007)	$(28,127)	$(35,134)
Other comprehensive income before reclassifications:
Gain (loss) on foreign currency translation adjustment	0	2,012	2,012	0	(9,045)	(9,045)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	153	0	153	174	0	174

Net current period other comprehensive income (loss)	153	2,012	2,165	174	(9,045)	(8,871)

Balance at June 30	$(6,082)	$(45,904)	$(51,986)	$(6,833)	$(37,172)	$(44,005)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE E – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Numerator
Net income	$2,755	$3,680	$5,413	$3,424

Denominator
Determination of shares
Weighted-average common shares outstanding	5,186	5,392	5,198	5,394
Dilutive effect - share-based awards	22	1	20	2

Diluted weighted-average common shares outstanding	5,208	5,393	5,218	5,396

Earnings per common share
Basic	$0.53	$0.68	$1.04	$0.63

Diluted	$0.53	$0.68	$1.04	$0.63

For the three and six months ended June 30, 2016, 60,350 and 61,800 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. For the three and six months ended June 30, 2015, 53,100 and 51,650 stock options, respectively, were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive.

For the three and six months ended June 30, 2016, there were no restricted share units excluded from the calculation of diluted earnings per share. For the three and six months ended June 30, 2015, 16,486 and 14,641 restricted share units, respectively, were excluded from the calculation of diluted earnings per share as the effect of the settlement in common shares would have been anti-dilutive.

NOTE F – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	June 30, 2016		December 31, 2015
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets
Patents	$4,818	$(4,802)	$4,815	$(4,799)
Land use rights	1,125	(179)	1,155	(173)
Trademarks	1,758	(976)	1,713	(899)
Technology	3,130	(968)	3,021	(860)
Customer relationships	12,390	(4,896)	11,816	(4,501)

	$23,221	$(11,821)	$22,520	$(11,232)

Indefinite-lived intangible assets
Goodwill	$16,282		$15,821

The aggregate amortization expense for other intangibles with finite lives for the three and six months ended June 30, 2016 was $.2 million and $.5 million, respectively. The aggregate amortization expense for the other intangibles with finite lives for the three and six months ended June 30, 2015 was $.3 million and $.6 million, respectively. Amortization expense is estimated to be $.6 million for the remaining period of 2016, $1.0 million annually for 2017, 2018 and 2019 and $.9 million for 2020. The weighted-average remaining amortization period is approximately 17.7 years. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 9.5 years; land use rights, 58.6 years; trademarks, 9.8 years; technology, 15.4 years; and customer relationships, 13.3 years.

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

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the six months ended June 30, 2016, are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2016	$3,078	$3,918	$1,301	$7,524	$15,821
Currency translation	0	259	(13)	215	461

Balance at June 30, 2016	$3,078	$4,177	$1,288	$7,739	$16,282

NOTE G – SHARE-BASED COMPENSATION

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the six months ended June 30, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	12,000	$41.44
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	0	$0.00

Outstanding (exercisable and vested) at June 30, 2016	12,000	$41.44	1.3	$33

There were no stock options exercised during the six months ended June 30, 2016 or 2015.

The Company recorded no compensation expense related to stock options for the six months ended June 30, 2016 and 2015 as all options were fully vested.

Long Term Incentive Plan of 2008 and 2016 Incentive Plan

The Company maintains an equity award program to give the Company a competitive advantage in attracting, retaining, and motivating officers, employees and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers, and directors were eligible to receive awards of options, restricted shares and restricted share units (RSUs). The total number of Company common shares reserved for awards under the LTIP was 900,000, of which 800,000 common shares were reserved for RSUs and 100,000 common shares have been reserved for share options. The LTIP was terminated and replaced with the Preformed Line Products Company 2016 Incentive Plan (the “Incentive Plan”) in May 2016 upon approval by the Company’s Shareholders at the 2016 Annual Meeting of Shareholders on May 10, 2016. No further awards will be made under the LTIP and previously granted awards remain outstanding in accordance with their terms. Under the Incentive Plan, certain employees, officers, and directors will be eligible to receive awards of options, restricted shares and RSUs. The total number of Company common shares reserved for awards under the Incentive Plan is 1,000,000. Of the 1,000,000 common shares, 900,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options. As of June 30, 2016, no options or restricted shares have been granted under the Incentive Plan. The Incentive Plan expires on May 10, 2026.

Restricted Share Units

For the regular annual grants, a portion of the RSUs is subject to time-based cliff vesting and a portion is subject to vesting based upon the Company’s performance over a three-year period for all participants except the CEO. All of the CEO’s regular annual RSUs are subject to vesting based upon the Company’s performance over a three-year period.

The RSUs are offered at no cost to the employees; however, the participant must remain employed with the Company until the restrictions on the RSUs lapse. The fair value of RSUs is based on the market price of a common share on the grant date. The Company currently estimates that no time-based RSUs will be forfeited. Dividends declared are accrued in cash.

A summary of the RSUs outstanding under the LTIP for the six months ended June 30, 2016 is as follows:

	Restricted Share Units
	Performance		Total	Weighted-Average
	and Service	Service	Restricted	Grant-Date
	Required	Required	Share Units	Fair Value
Nonvested as of January 1, 2016	91,603	10,872	102,475	$53.88
Granted	79,241	9,901	89,142	33.73
Vested	0	0	0	0.00
Forfeited	0	0	0	0.00

Nonvested as of June 30, 2016	170,844	20,773	191,617	$44.51

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Compensation expense related to the time-based RSUs for the three and six months ended June 30, 2016 was $.1 million and $.2 million, respectively. Compensation expense related to the time-based RSUs for the three and six months ended June 30, 2015 was $.1 million and $.2 million, respectively. As of June 30, 2016, there was $.5 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 2 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in pre-tax income and sales growth over a requisite performance period. Depending on the extent to which the performance criterions are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the three and six months ended June 30, 2016 was $.1 million and $.3 million, respectively. During the three and six months ended June 30, 2016, a $.3 million and $.3 million reduction in performance-based compensation expense was recorded related to the 2015 performance-based RSU grant, due to changes in estimates for growth in sales and operating income. Performance-based compensation expense for the three months ended June 30, 2015 was income of $.2 million. Performance-based compensation expense for the six months ended June 30, 2015 was expense of $.2 million. During the three and six months ended June 30, 2015, a $.5 million and $.1 million reduction, respectively, in performance-based compensation expense was recorded related to the 2013 performance-based RSU grant, due to changes in estimates for growth in sales. During the three and six months ended June 30, 2015, a $.4 million and $.6 million reduction, respectively, in performance-based compensation expense was recorded related to the 2014 performance-based RSU grant, due to changes in estimates for growth in sales and pre-tax income. As of June 30, 2016, the remaining performance-based RSUs compensation expense of $2.6 million is expected to be recognized over a period of approximately 2.4 years.

The excess tax benefits from time and performance-based RSUs for the six months ended June 30, 2016 and 2015, was less than $.1 million for each period, as reported on the Statements of Consolidated Cash Flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for RSUs vested in the current period.

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

Share Option Awards

The LTIP plan permitted the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. Options issued to date under the LTIP vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years, and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

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

There were no options granted for the six months ended June 30, 2016 and 2015, respectively.

Activity in the Company’s LTIP plan for six months ended June 30, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	56,250	$55.30
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	(3,000)	$71.62

Outstanding (vested and expected to vest) at June 30, 2016	53,250	$54.38	6.3	$5

Exercisable at June 30, 2016	30,500	$58.24	7	$0

For the three and six months ended June 30, 2016, the Company recorded compensation expense related to the stock options currently vesting of less than $.1 million and $.1 million, respectively. For the three and six months ended June 30, 2015, the Company recorded compensation expense related to the stock options currently vesting of less than $.1 million and $.1 million, respectively. The total compensation cost related to nonvested awards not yet recognized at June 30, 2016 is expected to be $.2 million over a weighted-average period of approximately 1.6 years.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer LTIP restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of June 30, 2016, 296,817 shares have been deferred and are being held by the rabbi trust.

NOTE H – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At June 30, 2016, the fair value of the Company’s long-term debt was estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be Level 2 inputs. There have been no transfers in or out of Level 2 for the six months ended June 30, 2016. Based on the analysis performed, the carrying value of the Company’s long-term debt approximates fair value at June 30, 2016 and December 31, 2015.

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

NOTE J – NEW ACCOUNTING STANDARDS TO BE ADOPTED

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides guidance in GAAP for the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is required to adopt ASU 2016-09 for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

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

NOTE K – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three and six months ended June 30, 2016 and 2015. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory. During the fourth quarter of 2015, the Company reconfigured a product line in The Americas segment and consolidated its manufacturing processes into the PLP-USA segment. As such, prior year amounts have been reclassified to conform to the current year presentation.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net sales
PLP-USA	$34,183	$38,283	$68,830	$72,413
The Americas	14,515	14,656	26,969	28,632
EMEA	14,660	12,811	28,578	27,007
Asia-Pacific	19,862	22,119	37,526	45,607

Total net sales	$83,220	$87,869	$161,903	$173,659

Intersegment sales
PLP-USA	$1,965	$2,029	$4,178	$4,859
The Americas	1,274	1,321	2,566	2,696
EMEA	257	219	656	642
Asia-Pacific	2,311	2,042	4,059	3,934

Total intersegment sales	$5,807	$5,611	$11,459	$12,131

Income taxes
PLP-USA	$126	$1,314	$106	$1,094
The Americas	694	222	1,240	134
EMEA	674	206	1,180	734
Asia-Pacific	(476)	(956)	(510)	(980)

Total income taxes	$1,018	$786	$2,016	$982

Net income (loss)
PLP-USA	$(37)	$2,796	$(157)	$1,560
The Americas	1,107	499	2,188	313
EMEA	1,933	570	3,632	2,369
Asia-Pacific	(248)	(185)	(250)	(818)

Total net income (loss)	$2,755	$3,680	$5,413	$3,424

	June 30,	December 31,
	2016	2015
Assets
PLP-USA	$122,966	$106,854
The Americas	64,075	60,010
EMEA	52,788	50,755
Asia-Pacific	102,416	105,437

	342,245	323,056
Corporate assets	0	314

Total assets	$342,245	$323,370

NOTE L – INCOME TAXES

The Company’s effective tax rate was 27% and 18% for the three months ended June 30, 2016 and 2015, respectively, and 27% and 22% for the six months ended June 30, 2016 and 2015, respectively. The lower effective tax rate for the three and six months ended June 30, 2016 compared to the U.S. federal statutory tax rate of 35% was primarily due to an increase in earnings in jurisdictions with lower tax rates than the U.S. federal statutory tax rate, where such earnings are permanently reinvested coupled with a $.4 million release of valuation allowance in the Asia Pacific region. The higher effective tax rate for the three and six months ended June 30, 2016 compared with the same periods for 2015 was primarily due to a favorable resolution of a foreign tax audit in the Asia Pacific region in 2015.

As described in Note I, the Company elected to early adopt FASB guidance ASU 2015-17 “Income Taxes – Balance Sheet Classification of Deferred Taxes” as of March 31, 2016 and to apply the guidance retrospectively to all periods presented related to the classification of current and noncurrent deferred tax assets and liabilities. Accordingly, as of December 31, 2015, the Company reclassified the prior period amount of $8.6 million related to its deferred tax asset and $.2 million related to its deferred tax liability from current to noncurrent, resulting in an increase of $7.4 million to the Company’s noncurrent deferred tax asset and a decrease of $1.0 million to the noncurrent deferred income tax liability.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. The Company recognized a $.4 million benefit for the three and six months ended June 30, 2016 due to the release of valuation allowance in the Asia Pacific Region.

As of June 30, 2016, the Company had gross unrecognized tax benefits of approximately $.2 million with no significant changes during this period. The Company may decrease its unrecognized tax benefits by $.2 million within the next twelve months.

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

The following is a rollforward of the product warranty reserve:

	Six Months Ended June 30
	2016	2015
Beginning of period balance	$714	$892
Additions charged to income	310	42
Warranty usage	(28)	(139)
Currency translation	(18)	(44)

End of period balance	$978	$751

NOTE N – CHARGES RELATED TO RESTRUCTURING ACTIVITIES

During the year ended December 2015, the Company reconfigured one of its operations within its Asia Pacific segment by reducing its workforce and manufacturing facilities while outsourcing production predominantly to its locations with lower cost operations. This was done in response to a slowdown in economic activity in the region as well as continued downward market pressure on prices. Additionally, the Company reduced the number of personnel and facilities in the PLP-USA segment in response to downward market pressure on prices. Both of these actions reduced infrastructure and manufacturing costs. There was $.1 million and $.5 million of expense recognized in the six months ended June 30, 2016 and 2015, respectively, for these restructuring activities. The restructuring liability remaining at June 30, 2016 of $.6 million was recorded in Accrued expenses.

A summary by reporting segment of the accruals recorded as a result of the restructuring is as follows:

	Severance	Lease Termination Costs	Other	Total
December 31, 2015 Balance
PLP-USA	$150	$304	$5	$459
Asia-Pacific	0	604	0	604

Total	$150	$908	$5	$1,063

Charges
PLP-USA	59	0	0	59
Asia-Pacific	0	0	0	0

Total	59	0	0	59

Payments and other adjustments
PLP-USA	(209)	(205)	(5)	(419)
Asia-Pacific	0	(91)	0	(91)

Total	(209)	(296)	(5)	(510)

June 30, 2016 Balance
PLP-USA	0	99	0	99
Asia-Pacific	0	513	0	513

Total	$0	$612	$0	$612

NOTE O – DEBT ARRANGEMENTS

At June 27, 2016, the Company borrowed $14.5 million at a fixed rate of 2.71%, due July 1, 2026 to finance the purchase of a Company aircraft. The loan is secured by the newly purchased aircraft and fees related to the new debt were immaterial and expensed as of June 30, 2016. The net worth and profitability requirements are calculated based on the line of credit agreement. At June 30, 2016, the Company was in compliance with these covenants.

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

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weaken against the U.S. dollar, our sales and costs decrease as the foreign currency-denominated financial statements translate into fewer U.S. dollars. On average, foreign currencies weakened against the U.S. dollar in the second quarter and first six months of 2016; however, they did not weaken as significantly as they did in the first six months of 2015. The fluctuations of foreign currencies during the three and six months ended June 30, 2016 had an unfavorable impact on net sales of $4.6 million and $10.6 million, respectively, compared to the same periods in 2015. On a reportable segment basis, the favorable (unfavorable) impact of foreign currency on net sales and net income for the three and six months ended June 30, 2016, was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income
(Thousands of dollars)	Three Months	Six Months	Three Months	Six Months
The Americas	$(2,259)	$(5,463)	$(254)	$(499)
EMEA	(1,204)	(2,555)	(233)	(439)
Asia-Pacific	(1,112)	(2,567)	3	22

Total	$(4,575)	$(10,585)	$(484)	$(916)

The operating results for the three months ended June 30, 2016 are compared to the same period in 2015. Net sales for the three months ended June 30, 2016 of $83.2 million decreased $4.6 million, or 5%, compared to 2015. Excluding the unfavorable effect of currency translation, net sales were constant at $87.8 million for the three months ended June 30, 2016 and June 30, 2015. As a percentage of net sales, gross profit increased to 32.2% in 2016 from 30.1% in 2015. Gross profit for the three months ended June 30, 2016 of $26.8 million increased $.4 million compared to 2015. Excluding the unfavorable effect of currency translation, gross profit increased $2.0 million, or 8%, compared to 2015. Costs and expenses of $22.7 million increased $1.5 million compared to 2015. Excluding the favorable effect of currency translation, costs and expenses increased $2.5 million compared to 2015. Operating income for the three months ended June 30, 2016 was $4.1 million, a decrease of $1.1 million compared to 2015. Net income for the three months ended June 30, 2016 of $2.8 million was a decrease of $.9 million compared to the net income in 2015. The effect of currency translation decreased operating income $.6 million and decreased net income $.5 million.

The operating results for the six months ended June 30, 2016 are compared to the same period in 2015. For the six months ended June 30, 2016, net sales of $161.9 million decreased $11.8 million, or 7%, compared to 2015. The fluctuations of foreign currencies during the six months ended June 30, 2016 had an unfavorable impact on net sales of $10.6 million as compared to 2015. Excluding the unfavorable impact of currency translation, sales decreased 1% compared to 2015. As a percentage of net sales, gross profit was 31.6% and 29.5% for the six months ended June 30, 2016 and 2015, respectively. Gross profit of $51.1 million decreased $.1 million as compared to 2015. Excluding the unfavorable effect of currency translation of $3.7 million, gross profit increased $3.6 million, or 7% compared to 2015. Costs and expenses of $43.3 million decreased $2.8 million compared to 2015. Excluding the favorable effect of currency translation, costs and expenses decreased $.3 million compared to 2015. Operating income for the six months ended June 30, 2016 of $7.8 million increased $2.7 million compared to 2015. Net income for the six months ended June 30, 2016 of $5.4 million increased $2.0 million compared to 2015. The unfavorable effect of currency translation decreased operating income $1.2 million and net income $.9 million.

The following table reflects the impact of foreign currency fluctuations on operating income for the three and six months ended June 30, 2016 and 2015:

	Foreign Currency Translation Impact
	Three Months Ended June 30		Six Months Ended June 30
(Thousands of dollars)	2016	2015	2016	2015
Operating income (loss)	$4,079	$5,185	$7,766	$5,099
Translation loss	639	0	1,247	0
Transaction (gain) loss	(317)	23	(1,358)	3,376

Operating income excluding currency impact	$4,401	$5,208	$7,655	$8,475

Despite the current global economy, we believe our business fundamentals and our financial position are sound and that we are strategically well-positioned. We remain focused on assessing our business structure, global facilities and overall capacity in conjunction with the requirements of local manufacturing in the markets that we serve. If necessary, we will modify redundant processes and utilize our global manufacturing network to manage costs, while driving increased sales volumes and delivering value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 21.1% and can borrow needed funds at an attractive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE MONTHS ENDED JUNE 30, 2015

The following table sets forth a summary of the Company’s Statement of Consolidated Income and the percentage of net sales for the three months ended June 30, 2016 and 2015. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended June 30
(Thousands of dollars)	2016		2015		Change
Net sales	$83,220	100.0%	$87,869	100.0%	$(4,649)
Cost of products sold	56,414	67.8	61,425	69.9	(5,011)

GROSS PROFIT	26,806	32.2	26,444	30.1	362
Costs and expenses	22,727	27.3	21,259	24.2	1,468

OPERATING INCOME	4,079	4.9	5,185	5.9	(1,106)
Other income (expense)	(306)	(0.4)	(719)	(0.8)	413

INCOME BEFORE INCOME TAXES	3,773	4.5	4,466	5.1	(693)
Income taxes	1,018	1.2	786	0.9	232

NET INCOME	$2,755	3.3%	$3,680	4.2%	$(925)

Net sales. For the three months ended June 30, 2016, net sales were $83.2 million, a decrease of $4.6 million, or 5%, from the three months ended June 30, 2015. Excluding the effect of currency translation, the change in net sales for the three months ended June 30, 2016 remained relatively flat with the three months ended June 30, 2015 as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2016	2015	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$34,183	$38,283	$(4,100)	$0	$(4,100)	(11)%
The Americas	14,515	14,656	(141)	(2,259)	2,118	14
EMEA	14,660	12,811	1,849	(1,204)	3,053	24
Asia-Pacific	19,862	22,119	(2,257)	(1,112)	(1,145)	(5)

Consolidated	$83,220	$87,869	$(4,649)	$(4,575)	$(74)	—%

The decrease in PLP-USA net sales of $4.1 million, or 11%, was primarily due to a volume decrease in transmission sales. International net sales for the three months ended June 30, 2016 were unfavorably affected by $4.6 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation. The Americas net sales of $14.5 million increased $2.1 million, or 14%, primarily due to a volume increase in transmission sales. EMEA net sales of $14.7 million increased $3.1 million, or 24%, primarily due to an increase in telecommunications sales and transmission projects in the region. In Asia-Pacific, net sales of $19.9 million decreased $1.1 million, or 5%, compared to 2015. The decrease in net sales was primarily due to a sales volume decline in solar products.

Gross profit. Gross profit of $26.8 million for the three months ended June 30, 2016 increased $.4 million, or 1%, compared to the three months ended June 30, 2015. Excluding the effect of currency translation, gross profit increased $2.0 million, or 8%, as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2016	2015	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$11,736	$13,643	$(1,907)	$0	$(1,907)	(14)%
The Americas	4,749	3,970	779	(836)	1,615	41
EMEA	5,812	4,030	1,782	(528)	2,310	57
Asia-Pacific	4,509	4,801	(292)	(272)	(20)	—

Consolidated	$26,806	$26,444	$362	$(1,636)	$1,998	8%

PLP-USA gross profit of $11.7 million decreased $1.9 million compared to the same period in 2015. PLP-USA’s decrease in gross profit was related to the decrease in sales volume coupled with a shift in sales mix toward products with lower margins for 2016 as compared to 2015. International gross profit for the three months ended June 30, 2016 was unfavorably impacted by $1.6 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $1.6 million was primarily the result of the sales increase of $2.1 combined with product margin improvement in the region due to sales mix. The EMEA gross profit increased $2.3 million as a result of a $3.1 million sales increase along with product margin improvement in the region due to a shift in sales mix. While Asia-Pacific experienced a $1.1 million reduction in sales, gross profit remained flat primarily due to a shift in product sales mix along with cost savings associated with the 2015 reconfiguration of the operations of one of its locations within the segment.

Costs and expenses. Costs and expenses of $22.7 million for the three months ended June 30, 2016 increased $1.5 million, or 7%, compared to 2015. Excluding the favorable effect of currency translation, costs and expenses increased $2.5 million, or 12%, as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2016	2015	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$11,194	$9,435	$1,759	$0	$1,759	19%
The Americas	3,023	3,321	(298)	(470)	172	5
EMEA	3,261	3,323	(62)	(212)	150	5
Asia-Pacific	5,250	5,180	70	(311)	381	7

Consolidated	$22,728	$21,259	$1,469	$(993)	$2,462	12%

PLP-USA costs and expenses of $11.2 million for the three months ended June 30, 2016 increased $1.8 million, or 19%, compared to 2015 mainly due to a $1.0 million charge related to the expiring lease of the Company aircraft along with increased marketing and advertising expenses of $.6 million and a decrease in foreign currency exchange gains of $.2 million. International costs and expenses for the three months ended June 30, 2016 were favorably impacted by $1.0 million when local currencies were translated to U.S. dollars. Excluding the favorable impact of currency translation, international costs and expenses increased $.7 million. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $3.0 million increased $.2 million mainly due to higher personnel related, commission expense and professional services costs of $.5 million, partially offset by a $.4 million increase in transactional currency gains. EMEA costs and expenses of $3.3 million increased $.2 mainly due to increased personnel related cost. Asia-Pacific costs and expenses of $5.3 million increased $.4 million. This increase was primarily due to higher personnel related expenses.

Other income (expense). Other expense for the three months ended June 30, 2016 decreased $.4 million compared to 2015. This decrease was due to the 2015 reversal of a receivable recorded at the opening balance sheet date of a previous acquisition. The receivable represented the indemnification by the prior owner for unrecognized tax benefits. The resolution of a foreign income tax audit resulted in a tax liability for less than the previously recorded accrual. The difference was recorded as a tax benefit in income tax expense and the corresponding receivable, after receipt of the indemnified tax related amount, was recognized as other expense in the three months ended June 30, 2015.

Income taxes. Income taxes for the three months ended June 30, 2016 and 2015 were $1.0 million and $.8 million, respectively, based on pre-tax income of $3.8 million and $4.5 million, respectively. The effective tax rate for the three months ended June 30, 2016 and 2015 was 27% and 18%, respectively, compared to the U.S. federal statutory rate of 35%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S., federal statutory income tax rate, and the relative amount of income earned in those jurisdictions. It is also affected by discrete items that may occur in any given period but are not consistent from year to year. In addition to the impact of state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2016

1.	A $.1 million, or 2%, decrease resulting from U.S. permanent items, primarily related to the repatriation of foreign earnings.

2.	A $.3 million, or 7%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.

3.	A $.3 million, or 7%, decrease resulting from the recognition of various discrete items, primarily from the release of valuation allowance in the Asia Pacific Region.

4.	A $.2 million, or 6%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

2015

1.	A $.1 million, or 3%, increase resulting from U.S. permanent items, primarily related to the repatriation of foreign earnings.

2.	A $.2 million, or 4%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.

3.	A $.3 million, or 6%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

4.	A $.8 million, or 18%, decrease resulting from a favorable resolution of a foreign audit in our Asia- Pacific segment for which a larger tax liability had previously been accrued.

Net income. As a result of the preceding items, net income for the three months ended June 30, 2016 was $2.8 million, compared to net income of $3.7 million for the three months ended June 30, 2015. Excluding the effect of currency translation, net income decreased $.4 million as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2016	2015	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income (loss)
PLP-USA	$(37)	$2,796	$(2,833)	$0	$(2,833)	(101)%
The Americas	1,107	499	608	(254)	862	173
EMEA	1,933	570	1,363	(233)	1,596	280
Asia-Pacific	(248)	(185)	(63)	3	(66)	(36)

Consolidated	$2,755	$3,680	$(925)	$(484)	$(441)	(12)%

PLP-USA net income decreased $2.8 million compared to 2015 due to a $3.7 million decrease in operating income, partially offset by a decrease in income taxes of $1.2 million. International net income for the three months ended June 30, 2016 incurred an unfavorable change of $.5 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income increased $.9 million as a result of a $1.5 million increase in operating income partially offset by an increase in income taxes of $.6 million. EMEA net income increased $1.6 million as a result of an increase in operating income of $2.2 partially offset with an increase in income taxes of $.6 million. Asia-Pacific net loss increased less than $.1 million as a result of a $.4 million increase in operating loss partially offset by a decrease in income tax benefit of $.4 million.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO SIX MONTHS ENDED JUNE 30, 2015

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the six months ended June 30, 2016 and 2015. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended June 30
(Thousands of dollars)	2016		2015		Change
Net sales	$161,903	100.0%	$173,659	100.0%	$(11,756)
Cost of products sold	110,807	68.4	122,455	70.5	(11,648)

GROSS PROFIT	51,096	31.6	51,204	29.5	(108)
Costs and expenses	43,330	26.8	46,105	26.5	(2,775)

OPERATING INCOME	7,766	4.8	5,099	2.9	2,667
Other income (expense)	(337)	(0.2)	(693)	(0.4)	356

INCOME BEFORE INCOME TAXES	7,429	4.6	4,406	2.5	3,023
Income taxes	2,016	1.2	982	0.6	1,034

NET INCOME	$5,413	3.3%	$3,424	2.0%	$1,989

Net sales. For the six months ended June 30, 2016, net sales were $161.9 million, a decrease of $11.8 million, or 7%, from the six months ended June 30, 2015. Excluding the unfavorable effect of currency translation, net sales decreased $1.2 million, or 1%, as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2016	2015	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$68,830	$72,413	$(3,583)	$0	$(3,583)	(5)%
The Americas	26,969	28,632	(1,663)	(5,463)	3,800	13
EMEA	28,578	27,007	1,571	(2,555)	4,126	15
Asia-Pacific	37,526	45,607	(8,081)	(2,567)	(5,514)	(12)

Consolidated	$161,903	$173,659	$(11,756)	$(10,585)	$(1,171)	(1)%

PLP-USA net sales of $68.8 million decreased $3.6 million, or 5%. The decrease was primarily due to a decrease in solar and transmission sales. International net sales of $93.1 million for the six months ended June 30, 2016 were unfavorably affected by $10.6 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the unfavorable effect of currency translation. The Americas net sales of $27.0 million increased $3.8 million, or 13%, primarily due to higher volume in transmission and telecommunications sales. EMEA net sales of $28.6 million increased $4.1 million, or 15%, primarily due to increased volume in transmission and distribution sales, offset by decreased volume in telecommunications sales. Asia-Pacific net sales of $37.5 million decreased $5.5 million, or 12%, compared to the same period in 2015. The decrease in net sales was directly related to volume decreases in solar and transmission sales.

Gross profit. Gross profit of $51.1 million for the six months ended June 30, 2016 decreased $.1 million compared to the six months ended June 30, 2015. Excluding the effect of currency translation, gross profit increased $3.6 million, or 7%, as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2016	2015	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$21,674	$24,758	$(3,084)	$0	$(3,084)	(12)%
The Americas	9,119	7,526	1,593	(1,991)	3,584	48
EMEA	11,246	9,397	1,849	(1,065)	2,914	31
Asia-Pacific	9,057	9,523	(466)	(634)	168	2

Consolidated	$51,096	$51,204	$(108)	$(3,690)	$3,582	7%

PLP-USA gross profit of $21.7 million decreased $3.1 million compared to the same period in 2015. PLP-USA’s decrease in gross profit was related to the decrease in sales volume along with a shift in sales mix. International gross profit of $29.4 million for the six months ended June 30, 2016 was unfavorably impacted by $3.7 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increase of $3.6 million was primarily the result of a $3.8 million increase in net sales accompanied by improved product margins in the region along with positive results from cost savings initiatives. The EMEA gross profit increased $2.9 million as a result of increased net sales of $4.1 million in the region combined with a favorable product sales mix. Although sales decreased $5.5 million, Asia-Pacific gross profit increased $.2 million as the overall sales increase was in higher margin products, along with cost savings associated with the consolidation of facilities and personnel reductions net of savings from prior year personnel reductions.

Costs and expenses. Costs and expenses of $43.3 million for the six months ended June 30, 2016 decreased $2.8 million, or 6%, compared to the six months ended June 30, 2015. Excluding the favorable effect of currency translation, costs and expenses decreased 1% as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2016	2015	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$21,155	$21,913	$(758)	$0	$(758)	(3)%
The Americas	5,800	7,190	(1,390)	(1,264)	(126)	(2)
EMEA	6,538	6,418	120	(484)	604	9
Asia-Pacific	9,837	10,584	(747)	(693)	(54)	(1)

Consolidated	$43,330	$46,105	$(2,775)	$(2,441)	$(334)	(1)%

PLP-USA costs and expenses decreased $.8 million primarily due to a $2.8 million improvement in net foreign currency exchange. In the six months ended June 30, 2016, there was a gain recognized on foreign currency transactions while there was a loss for the same period in 2015. The foreign currency exchange gains were primarily related to translating into U.S. dollars its foreign denominated loans, trade receivables and royalty receivables from its foreign subsidiaries at the June 30, 2016 exchange rates. These decreases in currency expenses were partially offset with a $1.0 million charge related to the expiring lease of the Company aircraft along with a $1.0 million increase in various expenses primarily in personnel costs. International costs and expenses for the six months ended June 30, 2016 were unfavorably impacted by $2.4 million when local currencies were translated to U.S. dollars. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses decrease of $.1 million was primarily due to foreign currency exchange gains of $1.4 million, mostly offset by increased personnel related costs. EMEA costs and expenses increased $.6 million as a result of higher personnel related expenses predominantly from continued infrastructure expansion. Asia-Pacific costs and expenses decreased $.1 million primarily due to $.5 million of net foreign currency exchange gains across the region in the six months ended June 30, 2016 compared to net losses for the same period in 2015. The gains were predominantly offset by higher personnel related costs.

Other income (expense). Other expense for the six months ended June 30, 2016 of $.3 million decreased $.4 million compared to 2015. This decrease was due to the 2015 reversal of a receivable recorded at the opening balance sheet date of a previous acquisition. The receivable represented the indemnification by the prior owner for unrecognized tax benefits. The resolution of a foreign income tax audit resulted in a tax liability for less than the previously recorded accrual. The difference was recorded as a tax benefit in income tax expense and the corresponding receivable, after receipt of the indemnified tax related amount, was recognized as other expense in the six months ended June 30, 2015.

Income taxes. Income taxes for the six months ended June 30, 2016 and 2015 were $2.0 million and $1.0 million, respectively, based on pre-tax income of $7.4 million and $4.4 million, respectively. The effective tax rate for the six months ended June 30, 2016 and 2015 was 27% and 22%, respectively, compared to the U.S. federal statutory rate of 35%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S. federal statutory income tax rate, and the relative amount of income earned in those jurisdictions. It is also affected by discrete items that may occur in any given period but are not consistent from year to year. In addition to the impact of state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2016

1.	A $.3 million, or 4%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.

2.	A $.6 million, or 7%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

3.	A $.3 million, or 5%, decrease resulting from the recognition of various discrete items, primarily from the release of valuation allowance in the Asia-Pacific Region.

2015

1.	A $.5 million, or 12%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.

2.	A $.4 million, or 8%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

3.	A $.8 million, or 18%, decrease resulting from a favorable resolution of a foreign audit in our Asia-Pacific segment for which a larger tax liability had previously been accrued.

Net income. As a result of the preceding items, net income for the six months ended June 30, 2016 was $5.4 million, compared to $3.4 million for the six months ended June 30, 2015. Excluding the unfavorable effect of currency translation, net income increased $2.9 million as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2016	2015	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income (loss)
PLP-USA	$(157)	$1,560	$(1,717)	$0	$(1,717)	(110)%
The Americas	2,188	313	1,875	(499)	2,374	758
EMEA	3,632	2,369	1,263	(439)	1,702	72
Asia-Pacific	(250)	(818)	568	22	546	67

Consolidated	$5,413	$3,424	$1,989	$(916)	$2,905	85%

PLP-USA net income decreased $1.7 million due to a $2.3 million decrease in operating income partially offset by lower income taxes of $1.0 million. International net income for the six months ended June 30, 2016 increased $3.7 million on a consolidated basis when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income increased $2.4 million as a result of a $3.7 million increase in operating income partially offset by a $1.3 million increase in income tax expense. EMEA net income increased $1.7 million due to a $2.3 million increase in operating income offset by higher income tax expense of $.6 million. Asia-Pacific net loss decreased $.5 million. The operating loss decreased $.2 million, and the net tax benefit for the region was $.4 million lower in the six months ended June 30, 2016 as compared to the same period in 2015.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In 2016, we used cash of $19.7 million for capital expenditures. We ended the first six months of 2016 with $28.1 million of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world. At June 30, 2016, the majority of our cash and cash equivalents were held outside the U.S. We expect accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Our financial position remains strong and our current ratio was 3.4 to 1 at June 30, 2016. Total debt at June 30, 2016 was $47.0 million. At June 30, 2016, our unused availability under our line of credit was $15.5 million and our bank debt to equity percentage was 21.1%. The term of our credit facility extends through August 2017 at an interest rate of LIBOR plus 1.125%. The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and funded debt-to-earnings before interest taxes depreciation amortization along with an interest coverage ratio. At June 27, 2016, we entered into a promissory note with PNC Bank, NA, pursuant to which we borrowed $14.5 million at a fixed rate of 2.71%, due July 1, 2026, which was used to purchase a corporate aircraft to replace the expiring lease of the previous aircraft. The loan is secured by the aircraft and fees related to the new debt were immaterial and expensed as of June 30, 2016. The net worth and profitability requirements are calculated based on the line of credit agreement. At June 30, 2016 and December 31, 2015, we were in compliance with these covenants

We expect that our major source of funding for 2016 and beyond will be our operating cash flows, our existing cash and cash equivalents as well as our line of credit agreement. We earn a significant amount of our operating income outside the United States, which, except for current earnings in certain jurisdictions, is deemed to be indefinitely reinvested in foreign jurisdictions. We currently do not intend nor foresee a need to repatriate these funds. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months and thereafter for the foreseeable future. In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions. We also believe that we can expand our borrowing capacity, if necessary; however, we do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

Sources and Uses of Cash

Cash decreased $2.3 million for the six months ended June 30, 2016. Net cash provided by operating activities was $10.0 million. The major investing and financing uses of cash were capital expenditures of $19.7 million, repurchase and issuance of common shares of $2.0 million and dividends of $2.1 million. Currency had a negative $1.9 million impact on cash and cash equivalents when translating foreign denominated financial statements to U.S. dollars.

Net cash provided by operating activities for the six months ended June 30, 2016 increased $2.4 million compared to the six months ended June 30, 2015. The increase was primarily a result of an increase in net income of $2.0 million and a decrease in operating assets (net of operating liabilities) of $.4 million.

Net cash used by investing activities for the six months ended June 30, 2016 of $20.9 million represents an increase of $15.6 million when compared to the six months ended June 30, 2015. The increase is related to increased capital expenditures of $15.0 million primarily related to the purchase of a corporate aircraft to replace the expiring lease of the previous aircraft.

Cash provided by financing activities for the six months ended June 30, 2016 was $10.6 million compared to $2.7 million cash used in financing activities for the six months ended June 30, 2015. The $13.3 million increase was primarily a result of an increase in net debt borrowings in 2016 compared to 2015 of $14.7 million. This increase in cash was partially offset with a net increase in cash used in stock repurchases of $1.7 million. The 2016 borrowings were used primarily to purchase a corporate aircraft.

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

NEW ACCOUNTING STANDARDS TO BE ADOPTED

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides guidance in GAAP for the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is required to adopt ASU 2016 – 09 for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating what impact, if any, its adoption will have to the presentation of our consolidated financial statements.

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

As of June 30, 2016, the Company had no foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $5.2 million and on income before taxes of $2.0 million.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $47.0 million at June 30, 2016. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.4 million for the six months ended June 30, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2016 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On February 3, 2016, the Company announced that the Board of Directors authorized a plan to repurchase up to an additional 214,620 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table includes repurchases for the three months ended June 30, 2016:

Period (2016)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April	15,065	$38.81	21,496	228,504
May	11,474	$41.49	32,970	217,030
June	8,688	$41.72	41,658	208,342

Total	35,227

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Preformed Line Products Company 2016 Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed March 17, 2016.)

10.2	Promissory Note dated June 27, 2016, between the Company and PNC Bank, National Association, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2016	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2016	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer, Vice President – Finance and
Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	Preformed Line Products Company 2016 Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed March 17, 2016.)

10.2	Promissory Note dated June 27, 2016, between the Company and PNC Bank, National Association, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.