Form 10-Q
period 2016-09-30
PREFORMED LINE PRODUCTS CO
filed 2016-11-04
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of common shares outstanding as of November 1, 2016: 5,120,394.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$32,940	$30,393
Accounts receivable, less allowances of $3,149 ($2,326 in 2015)	69,473	63,626
Inventories - net	73,665	69,912
Prepaids	4,433	4,030
Prepaid taxes	5,511	5,585
Other current assets	6,203	6,343

TOTAL CURRENT ASSETS	192,225	179,889
Property, plant and equipment - net	107,327	91,965
Patents and other intangibles - net	11,245	11,288
Goodwill	16,556	15,821
Deferred income taxes	13,910	12,704
Other assets	11,355	11,703

TOTAL ASSETS	$352,618	$323,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to banks	$324	$413
Current portion of long-term debt	1,569	110
Trade accounts payable	26,373	20,377
Accrued compensation and amounts withheld from employees	12,717	9,306
Accrued expenses and other liabilities	13,931	13,334
Accrued profit-sharing and other benefits	5,643	5,648
Dividends payable	1,040	1,057
Income taxes payable	1,221	1,423

TOTAL CURRENT LIABILITIES	62,818	51,668
Long-term debt, less current portion	44,227	31,754
Unfunded pension obligation	10,518	11,627
Income taxes payable	0	195
Deferred income taxes	2,516	2,467
Other noncurrent liabilities	6,073	6,675
SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,125,849 and 5,221,062 issued and outstanding, at September 30, 2016 and December 31, 2015, respectively	12,498	12,478
Common shares issued to rabbi trust, 297,281 and 296,635 shares at September 30, 2016 and December 31, 2015, respectively	(12,054)	(12,052)
Deferred compensation liability	12,054	12,052
Paid-in capital	24,200	22,916
Retained earnings	299,351	292,311
Treasury shares, at cost, 1,122,290 and 1,018,013 shares at September 30, 2016 and December 31, 2015, respectively	(58,974)	(54,570)
Accumulated other comprehensive loss	(50,609)	(54,151)

TOTAL SHAREHOLDERS’ EQUITY	226,466	218,984

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$352,618	$323,370

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED OPERATIONS

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
(Thousands of dollars, except per share data)
Net sales	$88,299	$89,046	$250,202	$262,705
Cost of products sold	59,444	62,887	170,252	185,342

GROSS PROFIT	28,855	26,159	79,950	77,363
Costs and expenses
Selling	8,022	7,893	23,836	22,852
General and administrative	10,579	8,010	31,628	27,596
Research and engineering	3,433	3,745	10,778	11,320
Other operating (income) expense - net	196	4,425	(683)	8,410

	22,230	24,073	65,559	70,178

OPERATING INCOME	6,625	2,086	14,391	7,185
Other income (expense)
Interest income	63	103	206	317
Interest expense	(264)	(141)	(588)	(423)
Other income (expense) - net	110	93	(46)	(531)

	(91)	55	(428)	(637)

INCOME BEFORE INCOME TAXES	6,534	2,141	13,963	6,548
Income taxes	1,792	1,935	3,809	2,918

NET INCOME	$4,742	$206	$10,154	$3,630

BASIC EARNINGS PER SHARE
Net income	$0.92	$0.04	$1.96	$0.67

DILUTED EARNINGS PER SHARE
Net income	$0.92	$0.04	$1.95	$0.67

Cash dividends declared per share	$0.20	$0.20	$0.60	$0.60

Weighted-average number of shares outstanding - basic	5,146	5,356	5,180	5,381

Weighted-average number of shares outstanding - diluted	5,169	5,372	5,200	5,397

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
(Thousands of dollars)
Net income	$4,742	$206	$10,154	$3,630
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	1,286	(10,001)	3,298	(19,046)
Recognized net actuarial loss (net of tax provision of $55 and $59 for the three months ended September 30, 2016 and 2015, respectively, and net provision of $147 and $164 for the nine months ended September 30, 2016 and 2015, respectively)	91	99	244	273

Other comprehensive income (loss), net of tax	1,377	(9,902)	3,542	(18,773)

Comprehensive income (loss)	$6,119	$(9,696)	$13,696	$(15,143)

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
	2016	2015
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$10,154	$3,630
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	8,602	9,094
Provision for accounts receivable allowances	698	413
Provision for inventory reserves	1,306	1,005
Deferred income taxes	(1,144)	(1,919)
Share-based compensation expense (benefit)	927	(546)
Excess tax benefits (expenses) from share-based awards	2	(20)
Other - net	411	371
Changes in operating assets and liabilities
Accounts receivable	(4,743)	(3,874)
Inventories	(2,851)	(2,913)
Trade accounts payable and accrued liabilities	9,561	7,406
Income taxes payable	(335)	(1,696)
Other - net	(1,552)	(3,079)

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,036	7,872
INVESTING ACTIVITIES
Capital expenditures	(21,697)	(6,709)
Proceeds from the sale of property and equipment	61	917
Restricted cash and purchase of fixed-term deposits	(1,314)	(2,419)

NET CASH USED IN INVESTING ACTIVITIES	(22,950)	(8,211)
FINANCING ACTIVITIES
Increase in notes payable to banks	(172)	(146)
Proceeds from the issuance of long-term debt	56,513	39,995
Payments of long-term debt	(42,650)	(40,033)
Dividends paid	(3,131)	(3,176)
Excess tax benefits (expenses) from share-based awards	(2)	20
Proceeds from issuance of common shares	378	80
Purchase of common shares for treasury	(2,915)	(2,378)
Purchase of common shares for treasury from related parties	(1,488)	(1,215)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,533	(6,853)
Effects of exchange rate changes on cash and cash equivalents	(2,072)	4,419

Net increase (decrease) in cash and cash equivalents	2,547	(2,773)
Cash and cash equivalents at beginning of year	30,393	29,643

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,940	$26,870

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2016.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation, as discussed in Note K segment information.

NOTE B – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	September 30, 2016	December 31, 2015
Finished products	$34,891	$37,812
Work-in-process	8,487	6,902
Raw materials	39,363	34,854

	82,741	79,568
Excess of current cost over LIFO cost	(3,219)	(3,538)
Noncurrent portion of inventory	(5,857)	(6,118)

	$73,665	$69,912

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $29.0 million at September 30, 2016 and $26.8 million at December 31, 2015. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three and nine months ended September 30, 2016, the net change in LIFO inventories resulted in a $.2 million and $.3 million benefit to Income before income taxes, respectively. During the three and nine months ended September 30, 2015, the net change in LIFO inventories resulted in a $.4 million benefit to Income before income taxes for each period.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment—net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	September 30, 2016	December 31, 2015
Land and improvements	$12,903	$12,260
Buildings and improvements	73,739	71,711
Machinery and equipment	158,980	137,599
Construction in progress	3,868	3,369

	249,490	224,939
Less accumulated depreciation	142,163	132,974

	$107,327	$91,965

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

NOTE C – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”). Net periodic benefit cost for this plan included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Service cost	$42	$88	$152	$142
Interest cost	370	361	1,099	1,077
Expected return on plan assets	(470)	(456)	(1,369)	(1,386)
Recognized net actuarial loss	146	158	392	436

Net periodic benefit cost	$88	$151	$274	$269

The Company made $1.0 million in contributions to the Plan during the nine months ended September 30, 2016. The Company does not anticipate contributing additional funding to the Plan in 2016.

NOTE D – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at July 1	$(6,082)	$(45,904)	$(51,986)	$(6,833)	$(37,172)	$(44,005)
Other comprehensive income (loss) before reclassifications:
Loss on foreign currency translation adjustment	0	1,286	1,286	0	(10,001)	(10,001)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	91	0	91	99	0	99

Net current period other comprehensive income (loss)	91	1,286	1,377	99	(10,001)	(9,902)

Balance at September 30	$(5,991)	$(44,618)	$(50,609)	$(6,734)	$(47,173)	$(53,907)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at January 1	$(6,235)	$(47,916)	$(54,151)	$(7,007)	$(28,127)	$(35,134)
Other comprehensive income before reclassifications:
Gain (loss) on foreign currency translation adjustment	0	3,298	3,298	0	(19,046)	(19,046)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	244	0	244	273	0	273

Net current period other comprehensive income (loss)	244	3,298	3,542	273	(19,046)	(18,773)

Balance at September 30	$(5,991)	$(44,618)	$(50,609)	$(6,734)	$(47,173)	$(53,907)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE E – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Numerator
Net income	$4,742	$206	$10,154	$3,630

Denominator
Determination of shares
Weighted-average common shares outstanding	5,146	5,356	5,180	5,381
Dilutive effect - share-based awards	23	16	20	16

Diluted weighted-average common shares outstanding	5,169	5,372	5,200	5,397

Earnings per common share
Basic	$0.92	$0.04	$1.96	$0.67

Diluted	$0.92	$0.04	$1.95	$0.67

For the three and nine months ended September 30, 2016, 47,850 and 55,350 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. For the three and nine months ended September 30, 2015, 59,750 and 51,850 stock options, respectively, were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive.

For the three and nine months ended September 30, 2016 and September 30, 2015, there were no restricted share units excluded from the calculation of diluted earnings per share.

NOTE F – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	September 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,819	$(4,802)	$4,815	$(4,799)
Land use rights	1,151	(187)	1,155	(173)
Trademarks	1,780	(1,016)	1,713	(899)
Technology	3,168	(1,011)	3,021	(860)
Customer relationships	12,458	(5,115)	11,816	(4,501)

	$23,376	$(12,131)	$22,520	$(11,232)

Indefinite-lived intangible assets
Goodwill	$16,556		$15,821

The aggregate amortization expense for other intangibles with finite lives for the three and nine months ended September 30, 2016 was $.3 million and $.8 million, respectively. The aggregate amortization expense for the other intangibles with finite lives for the three and nine months ended September 30, 2015 was $.3 million and $.9 million, respectively. Amortization expense is estimated to be $.3 million for the remaining period of 2016, $1.0 million annually for 2017, 2018 and 2019 and $.9 million for 2020. The weighted-average remaining amortization period is approximately 17.7 years. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 9.3 years; land use rights, 58.5 years; trademarks, 9.6 years; technology, 15.1 years; and customer relationships, 13.3 years.

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

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2016, are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2016	$3,078	$3,918	$1,301	$7,524	$15,821
Currency translation	0	232	63	440	735

Balance at September 30, 2016	$3,078	$4,150	$1,364	$7,964	$16,556

NOTE G – SHARE-BASED COMPENSATION

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the nine months ended September 30, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	12,000	$41.44
Granted	0	$0.00
Exercised	(6,450)	$35.50
Forfeited	0	$0.00

Outstanding (exercisable and vested) at September 30, 2016	5,550	$48.35	2.1	$4

There were 6,450 and 0 Stock options exercised during the nine months ended September 30, 2016 and 2015, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2016 was less than $.1 million. Cash received for the exercise of stock options during the nine months ended September 30, 2016 was $.2 million.

The Company recorded no compensation expense related to stock options for the nine months ended September 30, 2016 and 2015 as all options were fully vested.

Long Term Incentive Plan of 2008 and 2016 Incentive Plan

The Company maintains an equity award program to give the Company a competitive advantage in attracting, retaining, and motivating officers, employees and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers, and directors were eligible to receive awards of options, restricted shares and restricted share units (RSUs). The total number of Company common shares reserved for awards under the LTIP was 900,000, of which 800,000 common shares were reserved for RSUs and 100,000 common shares have been reserved for share options. The LTIP was terminated and replaced with the Preformed Line Products Company 2016 Incentive Plan (the “Incentive Plan”) in May 2016 upon approval by the Company’s Shareholders at the 2016 Annual Meeting of Shareholders on May 10, 2016. No further awards will be made under the LTIP and previously granted awards remain outstanding in accordance with their terms. Under the Incentive Plan, certain employees, officers, and directors will be eligible to receive awards of options, restricted shares and RSUs. The total number of Company common shares reserved for awards under the Incentive Plan is 1,000,000 of which 900,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options. As of September 30, 2016, no options or restricted shares have been granted under the Incentive Plan. The Incentive Plan expires on May 10, 2026.

Restricted Share Units

For the regular annual grants, a portion of the RSUs is subject to time-based cliff vesting and a portion is subject to vesting based upon the Company’s performance over a set period for all participants except the CEO. All of the CEO’s regular annual RSUs are subject to vesting based upon the Company’s performance over a three-year period.

The RSUs are offered at no cost to the employees; however, the participant must remain employed with the Company until the restrictions on the RSUs lapse. The fair value of RSUs is based on the market price of a common share on the grant date. The Company currently estimates that the only time-based RSUs to be forfeited are those from the 2015 and 2016 grants due to the retirement of the Company’s Chief Financial Officer in May 2017. Dividends declared are accrued in cash.

A summary of the RSUs outstanding under the LTIP for the nine months ended September 30, 2016 is as follows:

	Restricted Share Units
	Performance and Service Required	Service Required	Total Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2016	91,603	10,872	102,475	$53.88
Granted	79,241	9,901	89,142	33.73
Vested	0	0	0	0.00
Forfeited	0	0	0	0.00

Nonvested as of September 30, 2016	170,844	20,773	191,617	$44.51

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Compensation expense related to the time-based RSUs for the three and nine months ended September 30, 2016 was $.1 million and $.2 million, respectively. Compensation expense related to the time-based RSUs for the three and nine months ended September 30, 2015 was $.1 million and $.2 million, respectively. As of September 30, 2016, there was $.4 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 1.8 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in pre-tax income and sales growth over a requisite performance period. Depending on the extent to which the performance criterions are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the three and nine months ended September 30, 2016 was $.3 million and $.6 million, respectively. During the three and nine months ended September 30, 2016, a $.1 million increase in performance-based compensation expense and $.2 million reduction in performance-based compensation expense was recorded related to the 2015 performance-based RSU grant, due to changes in estimates for growth in sales and operating income. Performance-based compensation expense for the three and nine months ended September 30, 2015 was income of $1.0 million and $.8 million. During the three and nine months ended September 30, 2015, a $.8 million and $.8 million reduction, respectively, in performance-based compensation expense was recorded related to the 2013 performance-based RSU grant, due to changes in estimates for growth in sales. During the three and nine months ended September 30, 2015, a $.6 million and $1.2 million reduction, respectively, in performance-based compensation expense was recorded related to the 2014 performance-based RSU grant, due to changes in estimates for growth in sales and pre-tax income. As of September 30, 2016, the remaining performance-based RSUs compensation expense of $2.0 million is expected to be recognized over a period of approximately 2.1 years.

The excess tax benefits from time and performance-based RSUs for the nine months ended September 30, 2016 and 2015, was less than $.1 million for each period, as reported on the Statements of Consolidated Cash Flows in financing activities, and represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for RSUs vested in the current period.

In the event of a Change in Control (as defined in the LTIP), vesting of the RSUs will be accelerated and all restrictions will lapse. Unvested performance-based awards are based on a target potential payout. Actual shares awarded at the end of the performance period may be less than the target potential payout level depending on achievement of performance-based award objectives.

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

There were 0 and 2,000 options granted for the nine months ended September 30, 2016 and 2015, respectively.

The fair value for the stock options granted in 2015 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

The weighted-average grant-date fair value of options granted during 2015 was $11.78.

2015
Risk-free interest rate	2.1%
Dividend yield	1.6%
Expected life (years)	5
Expected volatility	37.9%

Activity in the Company’s LTIP for nine months ended September 30, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	56,250	$55.30
Granted	0	$0.00
Exercised	(1,000)	$37.44
Forfeited	(3,000)	$71.62

Outstanding (vested and expected to vest) at September 30, 2016	52,250	$54.71	6.2	$5

Exercisable at September 30, 2016	31,750	$58.17	7.1	$5

There were 1,000 and 0 stock options exercised during the nine months ended September 30, 2016 and 2015, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2016 was less than $.1 million. Cash received for the exercise of stock options during the nine months ended September 30, 2016 was less than $.1 million.

For the three and nine months ended September 30, 2016, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million and $.1 million, respectively. For the three and nine months ended September 30, 2015, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million and $.2 million, respectively. The total compensation cost related to nonvested awards not yet recognized at September 30, 2016 is expected to be $.2 million over a weighted-average period of approximately 1.4 years.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer LTIP restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s common shares held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of September 30, 2016, 297,281 shares have been deferred and are being held in the rabbi trust.

NOTE H – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At September 30, 2016, the fair value of the Company’s long-term debt was estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be Level 2 inputs. There have been no transfers in or out of Level 2 for the nine months ended September 30, 2016. Based on the analysis performed, the carrying value of the Company’s long-term debt approximates fair value at September 30, 2016 and December 31, 2015.

NOTE I – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, “Income Taxes—Balance Sheet Classification of Deferred Taxes” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is required to be adopted in annual periods beginning after December 15, 2016. Early adoption is permitted and the Company elected to early adopt this guidance as of March 31, 2016 and to apply the guidance retrospectively to all periods presented. Accordingly, as of December 31, 2015, the Company reclassified the prior period amount of $8.6 million related to its deferred tax assets and $.2 million related to its deferred tax liabilities from current to noncurrent, resulting in an increase of $7.4 million to its noncurrent deferred tax assets and a decrease of $1.0 million to its noncurrent deferred income tax liabilities. Because the application of this guidance affects classification only, such reclassifications did not have a material effect on the Company’s consolidated financial position or results of its operations.

NOTE J – NEW ACCOUNTING STANDARDS TO BE ADOPTED

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides guidance in GAAP for the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is required to adopt ASU 2016-09 for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

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

NOTE K – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three and nine months ended September 30, 2016 and 2015. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory. During the fourth quarter of 2015, the Company reconfigured a product line in The Americas segment and consolidated its manufacturing processes into the PLP-USA segment. As such, prior year amounts have been reclassified to conform to the current year presentation.

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Net sales
PLP-USA	$35,287	$36,925	$104,117	$109,340
The Americas	16,790	15,037	43,761	43,670
EMEA	15,239	12,402	43,815	39,408
Asia-Pacific	20,983	24,682	58,509	70,287

Total net sales	$88,299	$89,046	$250,202	$262,705

Intersegment sales
PLP-USA	$2,647	$2,090	$6,825	$6,949
The Americas	1,460	1,311	4,026	4,007
EMEA	160	190	816	832
Asia-Pacific	1,773	2,151	5,832	6,085

Total intersegment sales	$6,040	$5,742	$17,499	$17,873

Income taxes
PLP-USA	$327	$686	$433	$1,779
The Americas	775	550	2,015	685
EMEA	365	473	1,545	1,207
Asia-Pacific	325	226	(184)	(753)

Total income taxes	$1,792	$1,935	$3,809	$2,918

Net income (loss)
PLP-USA	$1,967	$328	$1,809	$1,895
The Americas	1,777	1,319	3,965	1,630
EMEA	1,314	1,106	4,944	3,473
Asia-Pacific	(316)	(2,547)	(564)	(3,368)

Total net income	$4,742	$206	$10,154	$3,630

	September 30, 2016	December 31, 2015
Assets
PLP-USA	$124,134	$106,854
The Americas	63,891	60,010
EMEA	56,403	50,755
Asia-Pacific	108,190	105,437

	352,618	323,056
Corporate assets	0	314

Total assets	$352,618	$323,370

NOTE L – INCOME TAXES

The Company’s effective tax rate was 27% and 90% for the three months ended September 30, 2016 and 2015, respectively, and 27% and 45% for the nine months ended September 30, 2016 and 2015, respectively. The lower effective tax rate for the three and nine months ended September 30, 2016 compared to the U.S. federal statutory tax rate of 35% was primarily due to an increase in earnings in jurisdictions with lower tax rates than the U.S. federal statutory tax rate, where such earnings are permanently reinvested, coupled with the recognition of favorable discrete items, primarily a $.4 million release of valuation allowance in the Asia Pacific region and a $.2 million reversal of unrecognized tax benefits for the expiration of statutes of limitation. The lower effective tax rate for the three and nine months ended September 30, 2016 compared with the same periods for 2015 was primarily due to an increase in earnings in jurisdictions with lower tax rates than the U.S. federal statutory tax rate, where such earnings are permanently reinvested coupled with the recognition of favorable discrete items, primarily a $.4 million release of valuation allowance in the Asia Pacific region and a $.2 million reversal of unrecognized tax benefits for the expiration of statutes of limitation. The effective rate for the three months and nine months ended September 30, 2015 was not meaningful primarily due to the amount, timing and mix of earnings by jurisdiction and the reversal of losses in certain jurisdictions where no tax benefit was recognized in 2015, partially offset by an increase in earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

As described in Note I, the Company elected to early adopt FASB guidance ASU 2015-17 “Income Taxes – Balance Sheet Classification of Deferred Taxes” as of March 31, 2016 and to apply the guidance retrospectively to all periods presented related to the classification of current and noncurrent deferred tax assets and liabilities. Accordingly, as of December 31, 2015, the Company reclassified the prior period amount of $8.6 million related to its deferred tax asset and $.2 million related to its deferred tax liability from current to noncurrent, resulting in an increase of $7.4 million to the Company’s noncurrent deferred tax asset and a decrease of $1.0 million to its noncurrent deferred income tax liability.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. The Company recognized a $.4 million benefit for the three and nine months ended September 30, 2016 due to release of valuation allowance in the Asia Pacific Region.

As of September 30, 2016, the Company had gross unrecognized tax benefits of $0 million. Under the provisions of ASC 740 Income Taxes, the Company reduced previously unrecognized tax benefits by $.2 million primarily due to the expiration of applicable statutes of limitations. The Company does not anticipate any material changes to the amount of unrecognized tax benefits within the next twelve months.

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

The following is a rollforward of the product warranty reserve:

	Nine Months Ended September 30
	2016	2015
Beginning of period balance	$714	$892
Additions charged to income	423	17
Warranty usage	(59)	(139)
Currency translation	(21)	(108)

End of period balance	$1,057	$662

NOTE N – CHARGES RELATED TO RESTRUCTURING ACTIVITIES

During the year ended December 2015, the Company reconfigured one of its operations within its Asia Pacific segment by reducing its workforce and manufacturing facilities while outsourcing production predominantly to its locations with lower cost operations. This was done in response to a slowdown in economic activity in the region as well as continued downward market pressure on prices. Additionally, the Company reduced the number of personnel and facilities in the PLP-USA segment in response to downward market pressure on prices. Both of these actions reduced infrastructure and manufacturing costs. There was $.1 million and $2.7 million of expense recognized in the nine months ended September 30, 2016 and 2015, respectively, for these restructuring activities. The restructuring liability remaining at September 30, 2016 of $.6 million was recorded in Accrued expenses.

A summary by reporting segment of the accruals recorded as a result of the restructuring is as follows:

		Lease
		Termination
	Severance	Costs	Other	Total
December 31, 2015 Balance
PLP-USA	$150	$304	$5	$459
Asia-Pacific	0	604	0	604

Total	$150	$908	$5	$1,063

Charges
PLP-USA	59	0	0	59
Asia-Pacific	0	0	0	0

Total	59	0	0	59
Payments and other adjustments
PLP-USA	(209)	(265)	(5)	(479)
Asia-Pacific	0	(91)	0	(91)

Total	(209)	(356)	(5)	(570)
September 30, 2016 Balance
PLP-USA	0	39	0	39
Asia-Pacific	0	513	0	513

Total	$0	$552	$0	$552

NOTE O – DEBT ARRANGEMENTS

At June 27, 2016, the Company borrowed $14.5 million at a fixed rate of 2.71%, due July 1, 2026 to finance the purchase of a Company aircraft. The loan is secured by the newly purchased aircraft. The net worth and profitability requirements are calculated based on the line of credit agreement. On August 22, 2016, the Company increased its borrowing capacity under the credit facility from $50 million to $65 million and extended the term to June 30, 2019. All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless its funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread becomes 1.500%. At September 30, 2016, the Company was in compliance with these covenants.

NOTE P – RELATED PARTY TRANSACTIONS

On January 4, 2016, the Company purchased 91 common shares of the Company from Caroline S. Vaccariello, at a price per share of $42.10, which was calculated from a 30-day average of market price. Additionally, on August 12, 2016, the Company purchased 4,450 common shares of the Company from Caroline S. Vaccariello, at a price per share of $35.50, which was calculated from a 30-day average of market price. Mrs. Vaccariello is an Officer of the Company. The Audit Committee of the Board of Directors approved this transaction.

On August 23, 2016, the Company purchased 27,448 Common Shares of the Company from a trust for the benefit of Barbara P. Ruhlman and a foundation of which Barbara P. Ruhlman, Robert G. Ruhlman and Bernard Karr are officers, at a price per share of $44.66 which was calculated from a 30-day average of market price. Barbara P. Ruhlman is Director Emeritus for the Company’s Board of Directors and the mother of Robert G. Ruhlman and grandmother of J. Ryan Ruhlman and Maegan Ruhlman, all of whom are also members of the Board of Directors. The purchase was consummated pursuant to Share Purchase Agreements both dated August 23, 2016, between the Company and the foundation. The Audit Committee of the Board of Directors approved this transaction.

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

RECENT DEVELOPMENTS

In the fourth quarter of 2015, we reconfigured a product line in The Americas segment and consolidated its manufacturing processes into the PLP-USA segment operations. This action reduced infrastructure and manufacturing costs for the product line. As a result, certain reclassifications have been made to the 2015 segment financial results to be comparable to the 2016 financial results for The Americas and PLP-USA reporting segments.

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

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weaken against the U.S. dollar, our sales and costs decrease as the foreign currency-denominated financial statements translate into fewer U.S. dollars. On average, foreign currencies weakened against the U.S. dollar in the third quarter and first nine months of 2016; however, they did not weaken as significantly as they did in the first nine months of 2015. The fluctuations of foreign currencies during the three and nine months ended September 30, 2016 had an unfavorable impact on net sales of $1.0 million and $11.7 million, respectively, compared to the same periods in 2015. On a reportable segment basis, the favorable (unfavorable) impact of foreign currency on net sales and net income for the three and nine months ended September 30, 2016, was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income
(Thousands of dollars)	Three Months	Nine Months	Three Months	Nine Months
The Americas	$(586)	$(6,073)	$(239)	$(735)
EMEA	(993)	(3,551)	(170)	(609)
Asia-Pacific	568	(2,043)	173	196

Total	$(1,011)	$(11,667)	$(236)	$(1,148)

The operating results for the three months ended September 30, 2016 are compared to the same period in 2015. Net sales for the three months ended September 30, 2016 of $88.3 million decreased $.7 million, or 0.8%, compared to 2015. Excluding the unfavorable effect of currency translation, net sales were slightly higher at $89.3 million for the three months ended September 30, 2016 versus September 30, 2015. As a percentage of net sales, gross profit increased to 32.7% in 2016 from 29.4% in 2015. Gross profit for the three months ended September 30, 2016 of $28.9 million increased $2.7 million compared to 2015. Excluding the unfavorable effect of currency translation, gross profit increased $3.4 million, or 13%, compared to 2015. Costs and expenses of $22.2 million decreased $1.8 million compared to 2015. Excluding the favorable effect of currency translation, costs and expenses decreased $1.5 million compared to 2015. Operating income for the three months ended September 30, 2016 was $6.6 million, an increase of $4.5 million compared to 2015. Net income for the three months ended September 30, 2016 of $4.7 million was an increase of $4.5 million compared to the net income in 2015. The effect of currency translation decreased operating income $.4 million and decreased net income $.2 million.

The operating results for the nine months ended September 30, 2016 are compared to the same period in 2015. For the nine months ended September 30, 2016, net sales of $250.2 million decreased $12.5 million, or 4.8%, compared to 2015. The fluctuations of foreign currencies during the nine months ended September 30, 2016 had an unfavorable impact on net sales of $11.7 million as compared to 2015. Excluding the unfavorable impact of currency translation, net sales decreased $.8 million for the nine months ended September 30, 2016 as compared to 2015. As a percentage of net sales, gross profit was 32.0% and 29.4% for the nine months ended September 30, 2016 and 2015, respectively. Gross profit of $80.0 million increased $2.6 million as compared to 2015. Excluding the unfavorable effect of currency translation of $4.4 million, gross profit increased $7.0 million, or 9%, compared to 2015. Costs and expenses of $65.6 million decreased $4.6 million compared to 2015. Excluding the favorable effect of currency translation, costs and expenses decreased $1.8 million compared to 2015. Operating income for the nine months ended September 30, 2016 of $14.4 million increased $7.2 million compared to 2015. Net income for the nine months ended September 30, 2016 of $10.2 million increased $6.5 million compared to 2015. The unfavorable effect of currency translation decreased operating income $1.6 million and net income $1.2 million.

The following table reflects the impact of foreign currency fluctuations on operating income for the three and nine months ended September 30, 2016 and 2015:

	Foreign Currency Translation Impact
	Three Months Ended September 30		Nine Months Ended September 30
(Thousands of dollars)	2016	2015	2016	2015
Operating income	$6,625	$2,086	$14,391	$7,185
Translation loss	393	0	1,640	0
Transaction (gain) loss	(232)	4,083	(1,590)	7,459

Operating income excluding currency impact	$6,786	$6,169	$14,441	$14,644

Despite the uncertainty in the current global economy, we believe our business fundamentals and our financial position are sound and that we are strategically well-positioned. We remain focused on assessing our business structure, global facilities and overall capacity in conjunction with the requirements of local manufacturing in the markets that we serve. If necessary, we will modify redundant processes and utilize our global manufacturing network to manage costs, while driving increased sales volumes and delivering value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 20.4% and can borrow needed funds at an attractive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015

The following table sets forth a summary of the Company’s Statement of Consolidated Income and the percentage of net sales for the three months ended September 30, 2016 and 2015. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended September 30
(Thousands of dollars)	2016		2015		Change
Net sales	$88,299	100.0%	$89,046	100.0%	$(747)
Cost of products sold	59,444	67.3	62,887	70.6	(3,443)

GROSS PROFIT	28,855	32.7	26,159	29.4	2,696
Costs and expenses	22,230	25.2	24,073	27.0	(1,843)

OPERATING INCOME	6,625	7.5	2,086	2.3	4,539
Other income (expense) - net	(91)	(0.1)	55	0.1	(146)

INCOME (LOSS) BEFORE INCOME TAXES	6,534	7.4	2,141	2.4	4,393
Income taxes	1,792	2.0	1,935	2.2	(143)

NET INCOME	$4,742	5.4%	$206	0.2%	$4,536

Net sales. For the three months ended September 30, 2016, net sales were $88.3 million, a decrease of $.7 million, or 1%, from the three months ended September 30, 2015. Excluding the effect of currency translation, net sales for the three months ended September 30, 2016 increased $.3 million compared to the same period in 2015 as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2016	2015	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$35,287	$36,925	$(1,638)	$0	$(1,638)	(4)%
The Americas	16,790	15,037	1,753	(586)	2,339	16
EMEA	15,239	12,402	2,837	(993)	3,830	31
Asia-Pacific	20,983	24,682	(3,699)	568	(4,267)	(17)

Consolidated	$88,299	$89,046	$(747)	$(1,011)	$264	0%

The decrease in PLP-USA net sales of $1.6 million, or 4%, was primarily due to a volume decrease in transmission and solar sales. International net sales for the three months ended September 30, 2016 were unfavorably affected by $1.0 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation. The Americas net sales of $16.8 million increased $2.3 million, or 16%, primarily due to a volume increase in transmission sales. EMEA net sales of $15.2 million increased $3.8 million, or 31%, primarily due to a volume increase in telecommunications sales and transmission projects in the region. In Asia-Pacific, net sales of $21.0 million decreased $4.3 million, or 17%, compared to 2015. The decrease in net sales was primarily due to a sales volume decline in solar and transmission products.

Gross profit. Gross profit of $28.9 million for the three months ended September 30, 2016 increased $2.7 million, or 10%, compared to the three months ended September 30, 2015. Excluding the effect of currency translation, gross profit increased $3.4 million, or 13%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2016	2015	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$13,306	$12,545	$761	$0	$761	6%
The Americas	6,094	5,469	625	(437)	1,062	19
EMEA	4,762	4,474	288	(406)	694	16
Asia-Pacific	4,693	3,671	1,022	94	928	25

Consolidated	$28,855	$26,159	$2,696	$(749)	$3,445	13%

PLP-USA gross profit of $13.3 million increased $.8 million compared to the same period in 2015. PLP-USA’s increase in gross profit was primarily due to a shift in sales mix toward products with higher margins for 2016 as compared to 2015. International gross profit for the three months ended September 30, 2016 was unfavorably impacted by $.7 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $1.1 million was primarily the result of the sales increase of $2.3 combined with product margin decline in the region due to sales mix. The EMEA gross profit increased $.7 million as a result of a $3.8 million sales increase, partially offset by product margin decline in the region due to a shift in sales mix. While Asia-Pacific experienced a $4.3 million reduction in sales, gross profit increased $.9 million due to a shift in product sales mix along with continued cost savings associated with the 2015 reconfiguration of the operations of one of its locations within the segment.

Costs and expenses. Costs and expenses of $22.3 million for the three months ended September 30, 2016 decreased $1.8 million, or 8%, compared to 2015. Excluding the favorable effect of currency translation, costs and expenses decreased $1.5 million, or 6%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2016	2015	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$10,778	$11,434	$(656)	$0	$(656)	(6)%
The Americas	3,636	3,691	(55)	(73)	18	0
EMEA	3,129	2,935	194	(198)	392	13
Asia-Pacific	4,687	6,013	(1,326)	(85)	(1,241)	(21)

Consolidated	$22,230	$24,073	$(1,843)	$(356)	$(1,487)	(6)%

PLP-USA costs and expenses of $10.8 million for the three months ended September 30, 2016 decreased $.7 million, or 6%, compared to 2015 primarily as a result of increased foreign currency exchange gains of $3.1 million, partially offset by increased general and administrative expense of $2.4 million. The foreign currency exchange gains were primarily related to translating into U.S. dollars its foreign denominated loans, trade and royalty receivables from its foreign subsidiaries at the September 30, 2016 exchange rates. Costs and expenses for the three months ended September 30, 2016 were favorably impacted by $.4 million when local currencies were translated to U.S. dollars. Excluding the favorable impact of currency translation, costs and expenses decreased $1.5 million. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $3.6 million remained constant for the three months ended September 30, 2016 and 2015. EMEA costs and expenses of $3.1 million increased $.4 million mainly due to increased personnel related costs. Asia-Pacific costs and expenses of $4.7 million decreased $1.2 million. This decrease was primarily due to lower personnel related expenses due to cost savings associated with the 2015 reconfiguration of the operations of one of its locations within the segment.

Other income (expense). Other expense for the three months ended September 30, 2016 increased $.1 million compared to 2015, mainly as a result of higher interest expense.

Income taxes. Income taxes for the three months ended September 30, 2016 and 2015 were $1.8 million and $1.9 million, respectively, based on pre-tax income of $6.5 million and $2.1 million, respectively. The effective tax rate for the three months ended September 30, 2016 and 2015 was 27% and 90%, respectively, compared to the U.S. federal statutory rate of 35%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S., federal statutory income tax rate, and the relative amount of income earned in those jurisdictions. It is also affected by discrete items that may occur in any given period but are not consistent from year to year. In addition to the impact of state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2016

1.	$.2 million, or 3%, decrease, primarily related to the reversal of unrecognized tax benefits for the expiration of statutes of limitations.

2.	$.3 million, or 5%, decrease, resulting from U.S. permanent items, primarily related to the repatriation of foreign earnings that are not permanently reinvested.

2015

1.	$1.3 million, or 62%, increase, resulting from losses in certain jurisdictions where no tax benefit is recognized.

2.	$.2 million, or 9%, decrease, resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

3.	$.1 million, or 2%, increase, resulting from U.S. permanent items, primarily related to the repatriation of foreign earnings that are not permanently reinvested.

Net income. As a result of the preceding items, net income for the three months ended September 30, 2016 was $4.7 million, compared to net income of $.2 million for the three months ended September 30, 2015. Excluding the effect of currency translation, net income increased $4.8 million as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2016	2015	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income (loss)
PLP-USA	$1,967	$328	$1,639	$0	$1,639	NM	%
The Americas	1,777	1,319	458	(239)	697	53
EMEA	1,314	1,106	208	(170)	378	34
Asia-Pacific	(316)	(2,547)	2,231	173	2,058	81

Consolidated	$4,742	$206	$4,536	$(236)	$4,772	NM	%

NM - Not Meaningful

PLP-USA net income increased $1.6 million compared to 2015 due to a $1.4 million increase in operating income combined with a decrease in income taxes of $.4 million, partially offset by an increase in other expense of $.2 million. International net income for the three months ended September 30, 2016 incurred an unfavorable change of $.2 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income increased $.7 million as a result of a $1.1 million increase in operating income partially offset by an increase in income taxes of $.4 million. EMEA net income increased $.4 million as a result of an increase in operating income of $.3 combined with a decrease in income taxes of $.1 million. Asia-Pacific net loss decreased $2.1 million as a result of a $2.2 million increase in operating income partially offset by an increase in income tax expense of $.1 million.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2015

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the nine months ended September 30, 2016 and 2015. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended September 30
(Thousands of dollars)	2016		2015		Change
Net sales	$250,202	100.0%	$262,705	100.0%	$(12,503)
Cost of products sold	170,252	68.0	185,342	70.6	(15,090)

GROSS PROFIT	79,950	32.0	77,363	29.4	2,587
Costs and expenses	65,559	26.2	70,178	26.7	(4,619)

OPERATING INCOME	14,391	5.8	7,185	2.7	7,209
Other income (expense)—net	(428)	(0.2)	(637)	(0.2)	209

INCOME BEFORE INCOME TAXES	13,963	5.6	6,548	2.5	7,415
Income taxes	3,809	1.5	2,918	1.1	891

NET INCOME	$10,154	4.1%	$3,630	1.4%	$6,524

Net sales. For the nine months ended September 30, 2016, net sales were $250.2 million, a decrease of $12.5 million, or 5%, from the nine months ended September 30, 2015. Excluding the unfavorable effect of currency translation, net sales decreased $.8 million as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2016	2015	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$104,117	$109,340	$(5,223)	$0	$(5,223)	(5)%
The Americas	43,761	43,670	91	(6,073)	6,164	14
EMEA	43,815	39,408	4,407	(3,551)	7,958	20
Asia-Pacific	58,509	70,287	(11,778)	(2,043)	(9,735)	(14)

Consolidated	$250,202	$262,705	$(12,503)	$(11,667)	$(836)	0%

PLP-USA net sales of $104.1 million decreased $5.2 million, or 5%. The decrease was primarily due to a decrease in solar sales. International net sales of $146.1 million for the nine months ended September 30, 2016 were unfavorably affected by $11.7 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the unfavorable effect of currency translation. The Americas net sales of $43.8 million increased $6.2 million, or 14%, primarily due to higher volume in transmission and telecommunications sales. EMEA net sales of $43.8 million increased $8.0 million, or 20%, primarily due to increased volume in transmission and distribution sales, partially offset by decreased volume in telecommunications sales. Asia-Pacific net sales of $58.5 million decreased $9.7 million, or 14%, compared to the same period in 2015. The decrease in net sales was related to volume decreases in solar and transmission sales.

Gross profit. Gross profit of $80.0 million for the nine months ended September 30, 2016 increased $2.6 million compared to the nine months ended September 30, 2015. Excluding the effect of currency translation, gross profit increased $7.0 million, or 9%, as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2016	2015	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$34,979	$37,304	$(2,325)	$0	$(2,325)	(6)%
The Americas	15,210	12,994	2,216	(2,427)	4,643	36
EMEA	16,010	13,870	2,140	(1,473)	3,613	26
Asia-Pacific	13,751	13,195	556	(538)	1,094	8

Consolidated	$79,950	$77,363	$2,587	$(4,438)	$7,025	9%

PLP-USA gross profit of $35.0 million decreased $2.3 million compared to the same period in 2015. PLP-USA’s decrease in gross profit was related to the decrease in sales volume, a shift in sales mix and increased freight costs resulting from the sales mix impact. International gross profit of $45.0 million for the nine months ended September 30, 2016 was unfavorably impacted by $4.4 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increase of $4.6 million was primarily the result of a $6.2 million increase in net sales, improved product margins in the region and positive results from cost savings initiatives. The EMEA gross profit increased $3.6 million as a result of increased net sales of $8.0 million in the region combined with a favorable product sales mix. Although sales decreased $9.7 million, Asia-Pacific gross profit increased $1.1 million as the overall sales were in higher margin products, along with continued cost savings associated with the prior year reconfiguration of its operations and personnel reductions.

Costs and expenses. Costs and expenses of $65.6 million for the nine months ended September 30, 2016 decreased $4.6 million, or 7%, compared to the nine months ended September 30, 2015. Excluding the favorable effect of currency translation, costs and expenses decreased 3% as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2016	2015	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$31,933	$33,344	$(1,411)	$0	$(1,411)	(4)%
The Americas	9,432	10,882	(1,450)	(1,338)	(112)	(1)
EMEA	9,668	9,352	316	(680)	996	11
Asia-Pacific	14,526	16,600	(2,074)	(776)	(1,298)	(8)

Consolidated	$65,559	$70,178	$(4,619)	$(2,794)	$(1,825)	(3)%

PLP-USA costs and expenses decreased $1.4 million primarily due to a $5.9 million improvement in net foreign currency exchange effect offset by higher general and administrative expense of $4.6 million, including the $1.0 million charge related to the expiring lease of the Company aircraft incurred in the second quarter of 2016 combined with various decreases of $.1 million. In the nine months ended September 30, 2016, there was a gain recognized on foreign currency transactions while there was a loss for the same period in 2015. The foreign currency exchange gains were primarily related to translating into U.S. dollars its foreign denominated loans, trade receivables and royalty receivables from the Company’s foreign subsidiaries at the September 30, 2016 exchange rates. International costs and expenses for the nine months ended September 30, 2016 were unfavorably impacted by $2.8 million when local currencies were translated to U.S. dollars. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses decrease of $.1 million was primarily due to improvement in foreign currency exchange of $.7 million, mostly offset by increased personnel related costs. EMEA costs and expenses increased $1.0 million as a result of higher personnel related expenses predominantly from continued infrastructure expansion. Asia-Pacific costs and expenses decreased $1.3 million primarily due to $1.1 million of net foreign currency exchange gains across the region in the nine months ended September 30, 2016 versus the same period in 2015, combined with reduced personnel related costs.

Other income (expense). Other expense for the nine months ended September 30, 2016 of $.4 million decreased $.2 million compared to 2015 primarily due to the 2015 reversal of a receivable recorded at the opening balance sheet date of a previous acquisition. The receivable represented the indemnification by the prior owner for unrecognized tax benefits. The resolution of a foreign income tax audit resulted in a tax liability for less than the previously recorded accrual. The difference was recorded as a tax benefit in income tax expense and the corresponding receivable, after receipt of the indemnified tax related amount, was recognized as other expense in the nine months ended September 30, 2015.

Income taxes. Income taxes for the nine months ended September 30, 2016 and 2015 were $3.8 million and $2.9 million, respectively, based on pre-tax income of $14.0 million and $6.5 million, respectively. The effective tax rate for the nine months ended September 30, 2016 and 2015 was 27% and 45%, respectively, compared to the U.S. federal statutory rate of 35%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S. federal statutory income tax rate, and the relative amount of income earned in those jurisdictions. It is also affected by discrete items that may occur in any given period but are not consistent from year to year. In addition to the impact of state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2016

1.	$.4 million, or 3%, increase, resulting from losses in certain jurisdictions where no tax benefit is recognized.

2.	$.7 million, or 5%, decrease, resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

3.	$.4 million, or 3%, decrease, resulting from the release of valuation allowance in our Asia Pacific segment.

4.	$.4 million, or 3%, decrease, primarily related to the reversal of unrecognized tax benefits for the expiration of statutes of limitations, coupled with various U.S. permanent items and discrete items.

2015

1.	$1.8 million, or 28%, increase, resulting from losses in certain jurisdictions where no tax benefit is recognized.

2.	$.6 million, or 9%, decrease, resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

3.	$.8 million, or 12%, decrease, resulting from a favorable resolution of a foreign audit in our Asia Pacific segment for which a larger tax liability had previously been accrued.

4.	$.2 million, or 3%, increase, resulting from U.S. permanent items, primarily related to the repatriation of foreign earnings that are not permanently reinvested.

Net income. As a result of the preceding items, net income for the nine months ended September 30, 2016 was $10.2 million, compared to $3.6 million for the nine months ended September 30, 2015. Excluding the unfavorable effect of currency translation, net income increased $7.7 million as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2016	2015	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$1,809	$1,895	$(86)	$0	$(86)	5%
The Americas	3,965	1,630	2,335	(735)	3,070	NM
EMEA	4,944	3,473	1,471	(609)	2,080	60
Asia-Pacific	(564)	(3,368)	2,804	196	2,608	77

Consolidated	$10,154	$3,630	$6,524	$(1,148)	$7,672	NM	%

NM - Not Meaningful

PLP-USA net income decreased $.1 million due to a $.9 million decrease in operating income combined with higher other expense of $.5 million and lower income taxes of $1.3 million. International net income for the nine months ended September 30, 2016 increased $6.6 million on a consolidated basis when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income increased $3.1 million as a result of a $4.8 million increase in operating income partially offset by a $1.7 million increase in income tax expense. EMEA net income increased $2.1 million primarily due to a $2.6 million increase in operating income offset by increased income tax expense of $.5 million. Asia-Pacific net loss decreased $2.6 million. The operating loss decreased $3.1 million, offset by a lower net tax benefit in the region of $.5 million for the nine months ended September 30, 2016 as compared to the same period in 2015.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2015 filed on March 11, 2016 with the Securities and Exchange Commission and are, therefore, not presented herein.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In 2016, we used cash of $21.7 million for capital expenditures. We ended the first nine months of 2016 with $32.9 million of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world. At September 30, 2016, the majority of our cash and cash equivalents were held outside the U.S. We expect accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Our financial position remains strong and our current ratio was 3.1 to 1 at September 30, 2016. Total debt at September 30, 2016 was $46.1 million. At September 30, 2016, our unused availability under our line of credit was $30.2 million and our bank debt to equity percentage was 20.4%. On August 22, 2016, we increased our borrowing capacity under our credit facility from $50 million to $65 million and extended the term to June 30, 2019. All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless our funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread becomes 1.500%. The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and funded debt-to-earnings before interest taxes depreciation amortization along with an interest coverage ratio. At June 27, 2016, we entered into a promissory note with PNC Bank, NA, pursuant to which we borrowed $14.5 million at a fixed rate of 2.71%, due July 1, 2026, which was used to purchase a corporate aircraft to replace the expiring lease of the previous aircraft. The loan is secured by the aircraft. The net worth and profitability requirements are calculated based on the line of credit agreement. At September 30, 2016 and December 31, 2015, we were in compliance with these covenants.

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

Sources and Uses of Cash

Cash increased $2.5 million for the nine months ended September 30, 2016. Net cash provided by operating activities was $21.0 million. The major investing and financing uses of cash were capital expenditures of $21.7 million, net repurchase of common shares of $4.4 million and dividends of $3.1 million. Currency had a negative $2.1 million impact on cash and cash equivalents when translating foreign denominated financial statements to U.S. dollars.

Net cash provided by operating activities for the nine months ended September 30, 2016 increased $13.2 million compared to the nine months ended September 30, 2015. The increase was primarily a result of an increase in net income of $6.5 million, an increase in non-cash transactions of $2.4 million and a decrease in operating assets (net of operating liabilities) of $4.2 million.

Net cash used by investing activities for the nine months ended September 30, 2016 of $23.0 million represents an increase of $14.7 million when compared to the nine months ended September 30, 2015. The increase is primarily related to higher capital expenditures of $15.0 million primarily related to the purchase of a corporate aircraft to replace the expiring lease of the previous aircraft.

Cash provided by financing activities for the nine months ended September 30, 2016 was $6.5 million compared to $6.9 million of cash used in financing activities for the nine months ended September 30, 2015. The $13.4 million increase was primarily a result of an increase in net debt borrowings in 2016 compared to 2015 of $13.9 million.

This increase in cash provided was partially offset with a net increase in cash used in stock repurchases of $.8 million.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In November 2015, the FASB issued Accounting Standards update (ASU) No. 2015-17, “Income Taxes—Balance Sheet Classification of Deferred Taxes” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is required to be adopted in annual periods beginning after December 15, 2016. Early adoption is permitted and we elected to early adopt this guidance as of March 31, 2016 and to apply the guidance retrospectively to all periods presented. Accordingly, we reclassified the prior period amount of $8.6 million related to our deferred tax assets and $.2 million related to our deferred tax liabilities from current to noncurrent. The reclassification resulted in an increase of $7.4 million to our noncurrent deferred tax assets and a decrease of $1.0 million to our noncurrent deferred income tax liabilities. Because the application of this guidance affects classification only, such reclassifications did not have a material effect on our consolidated financial position or results of our operations.

NEW ACCOUNTING STANDARDS TO BE ADOPTED

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides guidance in GAAP for the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is required to adopt ASU 2016 – 09 for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating what impact, if any, its adoption will have to the presentation of our consolidated financial statements.

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

As of September 30, 2016, the Company had no foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $5.6 million and on income before taxes of $2.3 million.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $32.0 million at September 30, 2016. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.3 million for the nine months ended September 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2016 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2016, the Company announced that the Board of Directors authorized a plan to repurchase up to an additional 214,620 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table includes repurchases for the three months ended September 30, 2016:

Period (2016)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July	13,961	$42.00	55,619	194,381
August	34,398	$42.84	90,017	159,983
September	2,342	$43.06	92,359	157,641

Total	50,701

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Amendment No. 2 to Amended and Restated Loan Agreement dated August 22, 2016 between the Company and PNC Bank, National Association, filed herewith.

10.2	Amended and Restated Line of Credit Note dated August 22, 2016 between the Company and PNC Bank, National Association, filed herewith.

10.3	Shares Purchase Agreement, dated August 23, 2016, between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr dated July 29, 2008 (incorporated by reference herein from the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.4	Shares Purchase Agreement, dated August 23, 2016, between the Company and the Thomas F. Peterson Foundation (incorporated by reference herein from the Company’s Current Report on Form 8-K filed on August 23, 2016).

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 2016	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2016	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer, Vice President – Finance
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	Amendment No. 2 to Amended and Restated Loan Agreement dated August 22, 2016 between the Company and PNC Bank, National Association, filed herewith.

10.2	Amended and Restated Line of Credit Note dated August 22, 2016 between the Company and PNC Bank, National Association, filed herewith.

10.3	Shares Purchase Agreement, dated August 23, 2016, between the Company and the trustee under the Irrevocable Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr dated July 29, 2008 (incorporated by reference herein from the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.4	Shares Purchase Agreement, dated August 23, 2016, between the Company and the Thomas F. Peterson Foundation (incorporated by reference herein from the Company’s Current Report on Form 8-K filed on August 23, 2016).

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Eric R. Graef, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.