Form 10-K
period 2016-12-31
PREFORMED LINE PRODUCTS CO
filed 2017-03-10
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

Commission file number 0-31164

Preformed Line Products Company

(Exact name of registrant as specified in its charter)

Ohio	34‑0676895
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

660 Beta Drive Mayfield Village, Ohio	44143
(Address of Principal Executive Office)	(Zip Code)

(440) 461‑5200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $2 par value per share	NASDAQ

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2016 was $100,136,551 based on the closing price of such common shares, as reported on the NASDAQ National Market System.  As of March 06, 2017, there were 5,117,682 common shares of the Company ($2 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2017 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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

•

The potential impact of the global economic condition on the Company’s ongoing profitability and future growth opportunities in the Company’s markets in the U.S. and other foreign countries where the financial situation is expected to be similar going forward;

•	Decrease in infrastructure spending globally as a result of worldwide depressed spending;
•	The impact of low oil and other commodity prices on the Company’s growth opportunities, particularly with respect to energy projects;
•	The ability of the Company’s customers to raise funds needed to build the facilities their customers require;
•	Technological developments that affect longer-term trends for communication lines, such as wireless communication;
•	The decreasing demand for product supporting copper-based infrastructure due to the introduction of products using new technologies or adoption of new industry standards;
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

•	The Company’s ability to identify, complete, obtain funding for and integrate acquisitions for profitable growth;
•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers;
•	The relative degree of competitive and customer price pressure on the Company’s products;
•	The cost, availability and quality of raw materials required for the manufacture of products;
•	Strikes and other labor disruptions;
•	Changes in significant government regulations affecting environmental compliances;
•	The telecommunication market’s continued deployment of Fiber-to-the-Premises; and
•	Those factors described under the heading “Risk Factors” on page 11.

In light of these risks and uncertainties, the Company cautions you not to place undue reliance on these forward-looking statements. Any forward-looking statements that the Company makes in this report speaks only as of the date of such statement, and the Company undertakes no obligation to update any forward-looking statement or to publicly announce the results of any revision to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.

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

The Company serves a worldwide market through strategically located domestic and international manufacturing facilities.  Each of the Company’s domestic and international manufacturing facilities have obtained an International Organization of Standardization (“ISO”) 9001:2008 Certified Management System Certificate. The ISO 9001:2008 certified management system is a globally recognized certified quality standard for manufacturing and assists the Company in marketing its products throughout the world.  The Company’s customers include public and private energy utilities and communication companies, cable operators, financial institutions, governmental agencies, contractors and subcontractors, distributors and value-added resellers.  The Company is not dependent on a single customer or a few customers.  No single customer accounts for more than 10% of the Company's consolidated revenues.

The Company’s products include:

•	Formed Wire and Related Hardware Products
•	Protective Closures
•	Plastic Products
•	Other Products

Formed Wire Products and Related Hardware Products are used in the energy, communications, cable and special industries (i.e., metal building, tower and antenna industries, the agriculture and arborist industries, and marine systems industry) to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics (e.g., vibration).  Formed wire products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape.  Advantages of using the Company’s helical formed wire products are that they are economical, dependable and easy to use.  The Company introduced formed wire products to the power industry 70 years ago and such products enjoy an almost universal acceptance in the Company’s markets. Related hardware products include hardware for supporting and protecting transmission conductors, spacers, spacer-dampers, stockbridge dampers, corona suppression devices and various compression fittings for dead-end applications.  Formed wire and related hardware products were approximately 65%, 61% and 65% of the Company’s revenues in 2016, 2015 and 2014, respectively.

Protective Closures, including splice cases, are used to protect fixed line communication networks, such as copper cable or fiber optic cable, from moisture, environmental hazards and other potential contaminants.  Protective closures were approximately 20%, 17% and 18% of the Company’s revenues in 2016, 2015 and 2014, respectively.

Plastic Products, including guy markers, tree guards, fiber optic cable markers and pedestal markers, are used in energy, communications, cable and special industries to identify power conductors, communication cables and guy wires.  Plastic products were approximately 4% of the Company’s revenues each year in 2016, 2015 and 2014.

Other Products include data communication cabinets, hardware assemblies, pole line hardware, resale products, underground connectors, solar hardware systems and urethane products.  They are used by energy, renewable energy, communications, cable and special industries for various applications and are defined as products that complement the Company’s core line offerings.  Other products were approximately 11%, 18% and 13% of the Company’s revenues in 2016, 2015 and 2014, respectively.

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

In January 2014, the Company acquired Helix Uniformed Limited (Helix), located in Montreal, Quebec, Canada.  Helix designs, manufacturers and markets helical products and spacer dampers for the electrical utility industry.  The acquisition has diversified the Company’s business in Canada, extended its customers access in Canadian markets, expanded its manufacturing footprint and enhanced its engineering capabilities.

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

Fiber optic cable was first deployed in the outside plant environment in the early 1980s.  Through fiber optic technologies, a much greater amount of both voice and data communication can be transmitted reliably.  In addition, this technology solved the cable congestion problem that the large count copper cable was causing in underground, buried and aerial applications.  The Company developed and adapted copper closures for use in the emerging fiber optic world.  In the late 1980s, the Company developed a series of splice cases designed specifically for fiber optic application.  In the mid-1990s, the Company developed its plastic COYOTE® Closure and has since expanded the product line to address Fiber-to-the-Premise (FTTP) applications.  The COYOTE Closure is an example of the Company developing a new line of proprietary products to meet the changing needs of its customers.

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

Data Communication.  The data communication market is driven by the continual demand for increased bandwidth.  Growing Internet Service Providers (ISPs), construction in Wide Area Networks (WANs) and demand for products in the workplace are all key elements to the increased demand for the racking and cabinet products offered by the Company.  The Company’s products are sold to a number of categories of customers including, (i) ISPs, (ii) large companies and organizations which have their own local area network for data communication, and (iii) distributors of structured cabling systems and components for use in the above markets.

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

The Company believes that its Research and Engineering Center is one of the most sophisticated in the world in its specialized field.  The Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling.  Today, the Company’s reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a competitive advantage.  In addition to testing, the work performed at the Company’s Research and Development Center continues to fuel product development efforts.  For example, the Company estimates that approximately 19.9% of 2016 revenues were attributed to products developed by the Company in the past five years.  In addition, the Company’s position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations which are charged with the responsibility of establishing industry-wide specifications and performance criteria, including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission).  Research and development costs are expensed as incurred.  Research and development costs for new products were $2.7 million in 2016, $2.9 million in 2015 and $2.7 million in 2014.

Patents and Trademarks

The Company applies for patents in the U.S. and other countries, as appropriate, to protect its significant patentable developments.  As of December 31, 2016, the Company had in force 33 U.S. patents and 108 international patents in 21 countries and had 12 pending U.S. patent applications and 29 pending international applications.  While such domestic and international patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company’s business.  The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company’s business as a whole or to any of its businesses.  Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks.  The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology.  As of December 31, 2016, the Company had obtained U.S. registration on 38 trademarks and no trademark applications remained pending.  International registrations amounted to 237 registrations in 36 countries, with five pending international registrations.

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

•	The Company’s 26 sales and manufacturing locations ensure close support and proximity to customers worldwide.

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

Raw material costs were flat for the beginning of 2016 and trended down toward the end of 2016.  The Company expects stable prices with a potential upward trend in the beginning of 2017.

Backlog Orders

The Company’s backlog was approximately $75.3 million at the end of 2016 and $53.0 million at the end of 2015.  All customer orders entered are firm at the time of entry.  Substantially all orders are shipped within a two to four week period unless the customer requests an alternative date.

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

The Company believes it is in compliance in all material respects, with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability.  The Company does not expect to make any material capital expenditure during 2017 for environmental control facilities.  The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays.  However, the Company does not believe that these expenditures will ultimately result in a material adverse effect on its financial position or results of operations.  The Company cannot predict the precise effect such future requirements, if enacted, would have on the Company.  The Company believes that such regulations would be enacted over time and would affect the industry as a whole.

Employees

At December 31, 2016, the Company had 2,579 employees.  Approximately 26% of the Company’s employees are located in the U.S.

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

International sales account for a substantial portion of the Company’s net sales (60%, 60% and 61% in 2016, 2015 and 2014, respectively) and the Company expects these sales could increase as a percentage of net sales in the future.  Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, which could materially adversely affect U.S. dollar sales or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, reduced or limited protection of intellectual property rights, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards.  The Company is subject to foreign currency volatility which could materially impact the Company’s results.  The Company is also subject to general geopolitical risks, such as political and economic instability, social unrest, terrorism and changes in diplomatic and trade relationships, in connection with its international operations.  These risks of conducting business internationally may have a material adverse effect on the Company’s business, operating results and financial condition.

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

The demand for the Company’s products is significantly affected by the amount of discretionary business and consumer spending, each of which is impacted by the uncertainty of the global economy.  The liquidity and financial position of the Company’s customers could also impact their ability to pay in full and/or on a timely basis.  This lack of funding could have a negative impact on the Company’s results of operations and financial condition.

The Company may be adversely impacted by laws, regulation, and litigation.

The Company is subject to various laws and regulation.  For example, extensive environmental regulations related to air and water quality, the discharge of pollutants, the handling of toxic waste and the handling and transport of products and components classified as hazardous impact its daily operations.  The introduction of new laws or regulations, or changes in existing laws or regulations, could increase the costs of doing business.  At any given time, we may also be subject to litigation or claims related to our products, suppliers, customers, employees, shareholders, distributors, sales representatives, intellectual property or acquisitions, among other things, the disposition of which may have an adverse effect upon our business, financial condition, or results of operation. The outcome of litigation is difficult to assess or quantify. Lawsuits can result in the payment of substantial damages by defendants. If we are required to pay substantial damages and expenses as a result of these or other types of lawsuits our business and results of operations would be adversely affected. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.

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

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could impact the Company’s results of operations and financial condition.

A significant percentage of the Company’s profit is earned outside the U.S. and taxed at lower rates than the U.S. federal statutory rate.  Historically, the cash the Company generates outside the U.S. has principally been used to fund the Company’s international development.  However, if cash generated by the Company’s U.S. operations is not sufficient to meet its need for cash in the U.S., the Company may need to repatriate a significant portion of its international earnings to the U.S. in the future.  The Company is required to record U.S. income tax expense in its financial statements at the point in time when its management determines that such funds are not permanently invested outside the U.S.  This could cause the Company’s worldwide effective tax rate to increase materially.

As a multinational corporation, the Company is subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property, withholding and franchise taxes in both the U.S. and various foreign jurisdictions.  The Company is also subject to regular reviews, examinations and audits by the Internal Revenue Service and other taxing authorities with respect to such income and non-income based taxes inside and outside the U.S.  The reviews could include challenges of the Company’s methodologies for transfer pricing.  To date, the Company has been audited in several taxing jurisdictions with no significant impact on its financial condition, results of operations or cash flows.  While the Company believes it has complied with all applicable income tax and non-income based tax laws, there can be no assurance that the Internal Revenue Service or other taxing authority will not have a different interpretation of the law and assess us with an additional tax liability, including interest and penalties that could have a material impact on the Company’s results of operations and financial positions.

In addition, the Company is directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide.  Changes in such legislation, regulation or interpretation could increase the Company’s tax liability and have an adverse effect on its operating results and financial condition.

The Company employs information technology systems to support its business, and any material breach, interruption or failure may adversely impact the Company’s business.

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

Item 2.  Properties

The Company currently owns or leases 28 facilities, which together contain approximately 2.1 million square feet of manufacturing, warehouse, research and development, sales and office space worldwide.  Most of the Company’s international facilities contain space for offices, research and engineering (R&E), warehousing and manufacturing with manufacturing using a majority of the space.  The following table provides information regarding the Company’s principal facilities:

						Total Approximate
		Number of Facilities				Square Feet
Segment	Location	Manufacturing	Warehouse	R&E	Office	Owned	Leased
United States	United States	2	2	1	4	704,900	3,000

Americas	Brazil	1	1	1	1	167,600	26,400
	Canada	2	2	1	2	124,400
	Mexico	1	1		2	113,000	1,100

Asia-Pac	Australia	1	2	1	4	122,900	2,200
	China	1	1	1	1	132,100
	Indonesia	2	1	1	2	60,100
	Malaysia	1	1	1			18,600
	Thailand	1	1		1	129,500
	New Zealand	1	3	1	2		39,600

EMEA	Great Britain	1	1	1	1	89,400
	South Africa	1	1	1	1	68,850
	Spain	1	1	1	1	63,250	10,800
	Poland	1	1	1	1	174,400

Item 3. Legal Proceedings

The Company and its subsidiaries, Helix Uniformed Ltd. (“Helix”) and Preformed Line Products (Canada) Limited (“PLPC Canada”), were each named, jointly and severally, with each of SNC-Lavalin ATP, Inc. (“SNC ATP”), HD Supply Canada Inc., by its trade names HD Supply Power Solutions and HD Supply Utilities (“HD Supply”), and Anixter Power Solutions Canada Inc. (the corporate successor to HD Supply, “Anixter” and, together with the Company, PLPC Canada, Helix, SNC ATP and HD Supply, the “Defendants”) in a complaint filed by Altalink, L.P. (the “Plaintiff”) in the Court of Queen’s Bench of Alberta in Alberta, Canada in November 2016 (the “Complaint”).

The Complaint states that Plaintiff engaged SNC ATP to design, engineer, procure and construct numerous power distribution and transmission facilities in Alberta (the “Projects”) and that through SNC ATP and HD Supply (now Anixter), space dampers manufactured by Helix were procured and installed in the Projects.  The Complaint alleges that the space dampers have and may continue to become loose, open and detach from the conductors, resulting in damage and potential injury and a failure to perform the intended function of providing spacing and damping to the Project.  The Plaintiffs are seeking an estimated $56 million in damages jointly and severally from the Defendants, representing the costs of monitoring and replacing the space dampers and remediating property damage, due to alleged defects in the design and construction of, and supply of materials for, the Projects by SNC ATP and HD Supply/Anixter and in the design of the space dampers by Helix.

The lawsuit is in its very early stages, but the Company believes the claims against it are without merit and intends to vigorously defend against such claims. However, we are unable to predict the outcome of this case and, if determined adversely to the Company, it could have a material effect on our financial results.

From time to time, the Company may be subject to litigation incidental to its business.  The Company is not a party to any other pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable

Item 4A. Executive Officers of the Registrant

Each executive officer is elected by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal.

Name	Age	Position
Robert G. Ruhlman	60	Chairman, President and Chief Executive Officer
Eric R. Graef	64	Chief Financial Officer, Vice President - Finance and Treasurer
William H. Haag	53	Vice President - International Operations
J. Cecil Curlee Jr.	60	Vice President - Human Resources
Dennis F. McKenna	50	Executive Vice President - Global Business Development
David C. Sunkle	58	Vice President - Research and Engineering and Manufacturing
Caroline S. Vaccariello	50	General Counsel and Corporate Secretary
John M. Hofstetter	52	Vice President - Sales and Global Communications Markets
J. Ryan Ruhlman	33	Vice President - Marketing and Business Development

The following sets forth the name and recent business experience for each person who is an executive officer of the Company at March 1, 2017:

Robert G. Ruhlman was elected Chairman in July 2004.  Mr. Ruhlman has served as Chief Executive Officer since July 2000 and as President since 1995 (positions he continues to hold). Mr. Ruhlman is the father of J. Ryan Ruhlman, Vice-President – Marketing and Business Development and a Director of the Company and of Maegan A. Ruhlman, also a Director of the Company.

Eric R. Graef was elected Vice President—Finance and Treasurer in December 1999 and Chief Financial Officer in December 2007.  Mr. Graef has announced his plans to retire from such positions with the Company on May 31, 2017.

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

Caroline S. Vaccariello was elected General Counsel and Corporate Secretary in January 2007.

John M. Hofstetter was elected Vice President – Sales and Global Communications Markets and Business Development in April 2012.

J. Ryan Ruhlman was elected to the Company’s Board of Directors in July 2015 and as Vice President – Marketing and Business Development in December 2015, which expanded his role to include new acquisition and market opportunities.  Prior to that, he was promoted to Director Marketing and Business Development in January 2015 including responsibilities for Special Industries, Distribution and Transmission Markets, as well as Marketing Communications.  He has served a variety of positions in Research and Engineering, International and Marketing and Sales departments since 2002, including Laboratory Technician, International Operations Project Specialist, Business Development Specialist and Manager of New Business Development and Marketing Communications.  Mr. Ruhlman is the son of Robert G. Ruhlman, the Chief Executive Officer and Chairman of the Company, and the brother of Maegan A. Ruhlman, a Director of the Company.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on NASDAQ under the trading symbol “PLPC”.  As of March 6, 2017, the Company had approximately 1,400 shareholders of record.  The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company’s common shares as reported by the NASDAQ and (ii) the amount per share of cash dividends paid by the Company.

	Year ended December 31
	2016			2015
Quarter	High	Low	Dividend	High	Low	Dividend
First	$43.70	$31.70	$0.20	$52.47	$42.13	$0.20
Second	43.95	35.67	0.20	45.40	37.72	0.20
Third	48.98	36.13	0.20	37.96	30.30	0.20
Fourth	60.19	41.45	0.20	45.77	38.24	0.20

While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company’s Board of Directors in light of the current needs of the Company.  Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(1)	(1)	(2)
Equity compensation plans approved by security holders	204,442	$42.72	323,398
Equity compensation plans not approved by security holders	0	$0.00	0
Total	204,442		323,398

(1)	Of these shares, 146,142 were issued in the form of restricted stock units, which have no exercise price. Accordingly, such shares were not included in the weighted average exercise price.

(2)

The Company’s Long-Term Incentive Plan of 2008 was replaced in May 2016 by the 2016 Incentive Plan.  Up to 900,000 shares may be issued in the form of restricted shares or units under the new plan.  See Note H in the Notes to Consolidated Financial Statements for information relating to the Company’s 2016 Incentive Plan.

Performance Graph

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the Company’s common shares with the cumulative total return of hypothetical investments in the NASDAQ Composite Index and the Peer Group Index based on the respective market price of each investment at December 31, 2011, December 31, 2012, December 31, 2013, December 31, 2014, December 31, 2015, and December 31, 2016, assuming in each case an initial investment of $100 on December 31, 2011, and reinvestment of dividends.

	2011	2012	2013	2014	2015	2016
PREFORMED LINE PRODUCTS CO	100.00	101.27	125.74	95.21	74.85	105.25
NASDAQ MARKET INDEX	100.00	116.41	165.47	188.69	200.32	216.54
PEER GROUP INDEX	100.00	123.52	171.83	166.65	159.06	196.74

Purchases of Equity Securities

On February 3, 2016, the Board of Directors authorized a plan to repurchase up to an additional 214,620 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date.  The following table includes repurchases for the three months ended December 31, 2016:

Period (2016)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October	5,661	$42.71	99,098	150,902
November	2,414	$43.30	101,512	148,488
December (1)	5,000	$56.38	106,512	143,488
Total	13,075

(1) Includes an aggregate of 5,000 shares repurchased from an executive officer of the Company that was not part of the repurchase program and was separately authorized by the Board.

Item 6. Selected Financial Data

	2016	2015	2014	2013	2012
	(Thousands of dollars, except per share data)
Net Sales and Income
Net sales	$336,634	$354,666	$388,185	$409,776	$439,192
Operating income	21,479	12,349	21,238	31,148	44,122
Income before income taxes	20,953	11,706	21,410	31,794	44,827
Net income	15,255	6,675	12,861	20,587	29,286
Per Share Amounts
Net income - basic	$2.95	$1.25	$2.39	$3.84	$5.50
Net income - diluted	2.95	1.24	2.39	3.77	5.45
Dividends declared	0.80	0.80	0.80	0.60	1.00
Shareholders' equity	43.68	41.94	45.01	46.81	44.83
Other Financial Information
Current assets	$189,107	$188,497	$200,663	$185,734	$194,101
Total assets	340,937	324,573	353,967	332,406	333,064
Current liabilities	55,455	51,891	55,327	52,215	58,243
Long-term debt (including current portion)	44,391	31,864	31,865	13,249	9,573
Capital leases	236	268	173	310	504
Shareholders' equity	223,543	218,984	242,925	252,330	241,069

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

The MD&A is organized as follows:

➢	Overview
➢	Recent Developments
➢	Market Overview
➢	Preface
➢	Results of Operations
➢	Working Capital, Liquidity and Capital Resources

➢	Critical Accounting Policies and Estimates
➢	Recently Adopted Accounting Pronouncements
➢	New Accounting Standards to be Adopted

OVERVIEW

Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) was incorporated in Ohio in 1947.  We are an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries.  Our primary products support, protect, connect, terminate, and secure cables and wires.  We also provide solar hardware systems, mounting hardware for a variety of solar power applications, and fiber optic and copper splice closures. PLPC is respected around the world for quality, dependability and market-leading customer service.  Our goal is to continue to achieve profitable growth as a leader in the research, innovation, development, manufacture, and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets.  We have 26 sales and manufacturing operations in 17 different countries.

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

The segment managers responsible for each region report directly to the Company’s Chief Executive Officer, who is the chief operating decision maker, and are accountable for the financial results and performance of their entire segment for which they are responsible.  The business components within each segment are managed to maximize the results of the entire operating segment and the Company rather than the results of any individual business component of the segment.

We evaluate segment performance and allocate resources based on several factors primarily based on sales and net income.

RECENT DEVELOPMENTS

In the fourth quarter of 2015, we reconfigured a product line in The Americas segment and consolidated its manufacturing processes into the PLP-USA segment operations.  This action has reduced infrastructure and manufacturing costs for the product line.  As a result, certain reclassifications have been made to the 2014 financial results to be comparable to the 2015 financial results for The Americas and PLP-USA reporting segments.

On January 31, 2014, we acquired Helix Uniformed Limited (Helix), located in Montreal, Quebec, Canada.  The acquisition of Helix diversified our business in Canada and The Americas segment in total, expanded our manufacturing footprint and enhanced our engineering capabilities locally.

MARKET OVERVIEW

Our business continues to be highly concentrated in the energy and communications markets.  During the past several years, industry consolidation continued as distributor and service provider consolidations occurred in our major markets.  The devaluation of foreign currencies, particularly commodity-based currencies, coupled with the sluggish global economy and retraction of manufacturing in some of the regions that we serve has led to a challenging environment to sustain sales levels and achieve sales growth.  There has been a lack of commitment by developed countries to upgrade and strengthen their electrical grids and communication networks, despite the growing need.  Low oil and commodity prices have continued to affect construction projects worldwide and negatively impacted growth opportunities in our core markets in the U.S., Canada and the Asia-Pacific region where the financial situation is expected to be challenging going forward.

In 2016, sales in the energy market continued to decline due to a slowdown in the number and scale of transmission projects in North America.  Additionally, there was a continued decline and pull-back in solar products in the Asia-Pacific region.    We continue to expect ongoing uncertainty in global markets.  We believe that our leadership position in the market and ability to deliver reliable products quickly will enable us to take advantage of prospects for continued growth as transmission grids are enhanced and extended.

Our international business is more concentrated in the energy markets where we experienced our most significant top line growth in 2016, in contrast to prior year growth attributable to solar products, which have seen a decline primarily in our Asia-Pacific region.  Historically, our international sales were primarily related to the medium voltage distribution segment of the energy market but have grown through acquisition and new product development to include a significant contribution from the transmission and telecommunications markets.  We believe that we are well positioned to supply the needs of the world’s diverse energy market requirements as a result of our strategically located operations and array of product designs and technologies.

When economic conditions improve, we believe our efforts internationally will lead to growth in our communications business from opportunities where deployment of fixed line and wireless telecommunications services and broadband penetration rates remain low as a percentage of the total population.

PREFACE

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).  Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends.  The 2016, 2015 and 2014 financial results reflect the integration of its solar operations from The Americas segment to PLP-USA reporting segment.

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weaken against the U.S. dollar, our sales and costs decrease as the foreign currency-denominated financial statements translate into fewer U.S. dollars.  On average, foreign currencies weakened against the U.S. dollar in 2016, however, they did not weaken as significantly as in 2015.  The fluctuations of foreign currencies during the year ended December 31, 2016 had an unfavorable impact on net sales of $12.0 million as compared to 2015.  On a reportable segment basis, the unfavorable impact of foreign currency translation on net sales and net income for the years ended December 31, 2016 and 2015 was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income (Loss)
(Thousands of dollars)	2016	2015	2016	2015
The Americas	$(5,892)	$(15,987)	$(811)	$(858)
EMEA	(4,314)	(8,425)	(752)	(378)
Asia-Pacific	(1,800)	(12,462)	41	1,176
Total	$(12,006)	$(36,874)	$(1,522)	$(60)

The effect of currency translation had a negative impact on net income in the years ended December 31, 2016 and 2015 of $1.5 million and less than $.1 million, respectively.  There was an incremental $2.0 million in losses on foreign currency translation on operating income for year ended December 31, 2016.  This negative impact was slightly offset by a transaction gain of $1.3 million in the year ended December 31, 2016 as compared to a transaction loss for the year ended December 31, 2015 of $7.4 million as summarized in the following table:

	Foreign Currency Translation Impact
	Year Ended December 31
(Thousands of dollars)	2016	2015
Operating income	$21,479	$12,349
Translation loss	2,037	0
Transaction (gain) loss	(1,292)	7,413
Operating income excluding currency impact	$22,224	$19,762

Despite the current global economy, we believe our business fundamentals and our financial position are sound and strategically well-positioned.  We remain focused on assessing our global facilities and overall capacity in conjunction with the requirements of local manufacturing in the markets that we serve. If necessary, we will utilize our global manufacturing network to manage costs, while driving sales and delivering value to our customers.  We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers.  We currently have a bank debt to equity ratio of 20.4% and can borrow needed funds at a competitive interest rate under our credit facility.  Debt increased $13.4 million as of December 31, 2016, driving the increase in our bank debt to equity ratio, compared to 14.7% at December 31, 2015.  See Note G in the Notes to Consolidated Financial Statements for more information.

The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the years ended December 31, 2016 and 2015.  The Company’s past operating results are not necessarily indicative of future operating results.

	Year Ended December 31
(Thousands of dollars)	2016		2015		Change
Net sales	$336,634	100.0%	$354,666	100.0%	$(18,032)
Cost of products sold	227,220	67.5	251,214	70.8	(23,994)
GROSS PROFIT	109,414	32.5	103,452	29.2	5,962
Costs and expenses	87,935	26.1	91,103	25.7	(3,168)
OPERATING INCOME	21,479	6.4	12,349	3.5	9,130
Other expense	(526)	(0.2)	(643)	(0.2)	(117)
INCOME BEFORE INCOME TAXES	20,953	6.2	11,706	3.3	9,247
Income taxes	5,698	1.7	5,031	1.4	667
NET INCOME	$15,255	4.5%	$6,675	1.9%	$8,580

2016 RESULTS OF OPERATIONS COMPARED TO 2015

Net sales.  In 2016, net sales were $336.6 million, a decrease of $18.0 million, or 5.1%, compared to 2015.  Excluding the unfavorable effect of currency translation, net sales decreased 2% as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2016	2015	Change	Translation	Translation	Change
Net sales
PLP-USA	$135,260	$142,470	$(7,210)	$0	$(7,210)	(5)%
The Americas	60,049	59,290	759	(5,892)	6,651	11
EMEA	56,411	53,778	2,633	(4,314)	6,947	13
Asia-Pacific	84,914	99,128	(14,214)	(1,800)	(12,414)	(13)
Consolidated	$336,634	$354,666	$(18,032)	$(12,006)	$(6,026)	(2)%

The decrease in PLP-USA net sales of $7.2 million, or 5%, was primarily due to a volume reduction in solar products.  International net sales for the year ended December 31, 2016 were unfavorably affected by $12.0 million when local currencies were converted to U.S. dollars.  The following discussion of changes in net sales excludes the effect of currency translation.  The Americas net sales of $60.0 million increased $6.7 million, or 11%, primarily due to higher volume in energy and telecommunication sales.  EMEA net sales of $56.4 million increased $6.9 million, or 13%, primarily due to volume increases in energy products along with geographic expansion in the region.  The Asia-Pacific net sales of $84.9 million decreased $12.4 million, or 13%, compared to 2015.  The reduction in net sales is primarily related to a significant decrease in solar sales.

Gross Profit.  Gross profit of $109.4 million for 2016 increased $6.0 million, or 5.8%, compared to 2015.  Excluding the unfavorable effect of currency translation, gross profit increased $10.8 million, or 10%, as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2016	2015	Change	Translation	Translation	Change
Gross profit
PLP-USA	$47,294	$47,752	$(458)	$0	$(458)	(1)%
The Americas	20,863	17,754	3,109	(2,458)	5,567	31
EMEA	20,368	19,052	1,316	(1,828)	3,144	17
Asia-Pacific	20,889	18,894	1,995	(523)	2,518	13
Consolidated	$109,414	$103,452	$5,962	$(4,809)	$10,771	10%

PLP-USA gross profit of $47.3 million decreased slightly compared to 2015.  PLP-USA’s $.5 million decrease in gross profit was predominantly related to the reduction in sales volume, mostly offset by a shift in sales mix toward higher margin products.

International gross profit for the year ended December 31, 2016 was unfavorably impacted by $4.8 million when local currencies were translated to U.S. dollars.  The following discussion of gross profit changes excludes the effects of currency translation.  The Americas gross profit increase of $5.6 million was primarily the result of product margin improvement in the region due to a favorable shift in sales mix toward higher margin products and current year cost savings initiatives combined with the $6.7 million improvement in sales. Higher personnel costs throughout the region were a slight offset to the margin improvement.  The EMEA gross profit increased $3.1 million primarily as a result of the $6.9 million increase in sales in the region primarily in the energy markets.  Although sales decreased $12.4 million, Asia-Pacific’s gross profit increased $2.5 million as mix shifted to higher margin products along with current year cost savings associated with the reconfiguration of the operations of one location in the segment during 2015.

Costs and expenses. Costs and expenses of $87.9 million for the year ended December 31, 2016 decreased $3.2 million, or 3.5%, compared to 2015.  Excluding the effect of currency translation, costs and expenses were essentially flat as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2016	2015	Change	Translation	Translation	Change
Costs and expenses
PLP-USA	$42,770	$42,946	$(176)	$0	$(176)	0%
The Americas	12,720	13,451	(731)	(1,305)	574	4
EMEA	12,476	12,739	(263)	(866)	603	5
Asia-Pacific	19,969	21,967	(1,998)	(596)	(1,402)	(6)
Consolidated	$87,935	$91,103	$(3,168)	$(2,767)	$(401)	0%

PLP-USA costs and expenses decreased $.2 million.  Higher personnel related expenses of $5.3 million were offset by a $5.3 million improvement in net foreign currency transaction exchange effect combined with other minor favorable variances.  The foreign currency exchange gains were primarily related to translating into U.S. dollars its foreign currency denominated loans, trade receivables and royalty receivables from its foreign subsidiaries at the December 2016 year-end exchange rates.  International costs and expenses for the year ended December 31, 2016 were unfavorably impacted by $2.8 million when local currencies were translated to U.S. dollars.  The following discussions of costs and expenses exclude the effect of currency translation.  The Americas costs and expenses increase of $.6 million was primarily due to increased personnel related costs throughout the region, partially offset by favorable currency transaction exchange impact year over year.  EMEA costs and expenses increased $.6 million due primarily to higher personnel related costs predominantly from continued infrastructure expansion.  Asia-Pacific costs and expenses decreased $1.4 million primarily due to savings in personnel costs from staffing modifications implemented in the prior year along with overall tighter expense management.

Other income (expense).  Other expense for the year ended December 31, 2016 of $.5 million decreased $.1 million compared to 2015.

Income taxes Income taxes for the years ended December 31, 2016 and 2015 were $5.7 million and $5.0 million, respectively, based on pre-tax income of $21.0 million and $11.7 million, respectively.  The effective tax rate for the years ended December 31, 2016 and 2015 was 27.2% and 43.0%, respectively, compared to the U.S. federal statutory rate of 35%.  Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S. federal statutory income tax rate, and the relative amount of income earned in those jurisdictions where such earnings are permanently reinvested.  It is also affected by discrete items that may occur in any given period but are not consistent from year to year.  The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2016

1.	$.4 million, or 2.0%, decrease resulting from losses in certain jurisdictions where no tax benefit was previously recognized.
2.	$.5 million, or 2.2%, increase resulting primarily from incremental tax from the repatriation of foreign earnings, partially offset by other U.S. permanent items and state and local income taxes.
3.	$.2 million, or 0.9%, decrease of unrecognized tax benefits due to expiration of statutes of limitations.
4.	$1.5 million, or 7.1%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

2015

1.	$1.8 million, or 15.0%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.
2.	$.6 million, or 5.4%, increase resulting primarily from incremental tax from the repatriation of foreign earnings, partially offset by other U.S. permanent items and state and local income taxes.
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

Net income.  As a result of the preceding items, net income for the year ended December 31, 2016 was $15.3 million, compared to $6.7 million for 2015.  Excluding the effect of currency translation, net income increased $10.1 million as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2016	2015	Change	Translation	Translation	Change
Net income (loss)
PLP-USA	$2,007	$2,031	$(24)	$0	$(24)	(1)%
The Americas	5,881	3,178	2,703	(811)	3,514	111
EMEA	6,243	4,881	1,362	(752)	2,114	43
Asia-Pacific	1,124	(3,415)	4,539	41	4,498	132
Consolidated	$15,255	$6,675	$8,580	$(1,522)	$10,102	151%

PLP-USA net income of $2.0 million was flat year over year.  International net income for the year ended December 31, 2016 was unfavorably affected by $1.5 million when local currencies were converted to U.S. dollars.  The following discussion of net income excludes the effect of currency translation.  The Americas net income increased $3.5 million as a result of a $5.0 million increase in operating income, offset by an income tax expense increase of $1.5 million.  EMEA net income increased $2.1 million as a result of a $2.5 million increase in operating income offset by an increase in income taxes of $.4 million.  Asia-Pacific net (loss) income improved $4.5 million mainly as a result of a $3.9 million increase in operating income, combined with the non-recurrence of a prior year receivable settlement of $.8 million, offset by a lower year-over-year net tax benefit for the region, which was $.2 million lower.

2015 RESULTS OF OPERATIONS COMPARED TO 2014

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

Net sales.  In 2015, net sales were $354.7 million, a decrease of $33.5 million, or 9%, compared to 2014.  Excluding the unfavorable effect of currency translation, net sales increased 1% as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2015	2014	Change	Translation	Translation	Change
Net sales
PLP-USA	$142,470	$152,567	$(10,097)	$0	$(10,097)	(7)%
The Americas	59,290	75,868	(16,578)	(15,987)	(591)	(1)
EMEA	53,778	65,446	(11,668)	(8,425)	(3,243)	(5)
Asia-Pacific	99,128	94,304	4,824	(12,462)	17,286	18
Consolidated	$354,666	$388,185	$(33,519)	$(36,874)	$3,355	1%

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

Gross Profit.  Gross profit of $103.5 million for 2015 decreased $17.5 million, or 14%, compared to 2014.  Excluding the unfavorable effect of currency translation, gross profit decreased $8.2 million, or 7%, as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2015	2014	Change	Translation	Translation	Change
Gross profit
PLP-USA	$47,752	$52,807	$(5,055)	$0	$(5,055)	(10)%
The Americas	17,754	19,998	(2,244)	(4,850)	2,606	13
EMEA	19,052	22,776	(3,724)	(2,737)	(987)	(4)
Asia-Pacific	18,894	25,367	(6,473)	(1,720)	(4,753)	(19)
Consolidated	$103,452	$120,948	$(17,496)	$(9,307)	$(8,189)	(7)%

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

Costs and expenses. Costs and expenses of $91.1 million for the year ended December 31, 2015 decreased $8.6 million, or 9%, compared to 2014.  Excluding the effect of currency translation, costs and expenses were essentially flat as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2015	2014	Change	Translation	Translation	Change
Costs and expenses
PLP-USA	$42,946	$40,668	$2,278	$0	$2,278	6%
The Americas	13,451	16,535	(3,084)	(3,636)	552	3
EMEA	12,739	14,752	(2,013)	(2,186)	173	1
Asia-Pacific	21,967	27,755	(5,788)	(2,850)	(2,938)	(11)
Consolidated	$91,103	$99,710	$(8,607)	$(8,672)	$65	0%

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

Income taxes.  Income taxes for the years ended December 31, 2015 and 2014 were $5.0 million and $8.5 million, respectively, based on pre-tax income of $11.7 million and $21.4 million, respectively.  The effective tax rate for the years ended December 31, 2015 and 2014 was 43.0% and 39.9%, respectively, compared to the U.S. federal statutory rate of 35%.  Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S. federal statutory income tax rate, and the relative amount of income earned in those jurisdictions.  It is also affected by discrete items that may occur in any given period but are not consistent from year to year.  The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

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

Net income.  As a result of the preceding items, net income for the year ended December 31, 2015 was $6.7 million, compared to $12.9 million for 2014.  Excluding the effect of currency translation, net income decreased $6.1 million as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2015	2014	Change	Translation	Translation	Change
Net income (loss)
PLP-USA	$2,031	$7,233	$(5,202)	$0	$(5,202)	(72)%
The Americas	3,178	2,647	531	(858)	1,389	52
EMEA	4,881	6,192	(1,311)	(378)	(933)	(15)
Asia-Pacific	(3,415)	(3,211)	(204)	1,176	(1,380)	(43)
Consolidated	$6,675	$12,861	$(6,186)	$(60)	$(6,126)	(48)%

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives.  In 2016, we used cash of $24.7 million for capital expenditures.  We ended 2016 with $30.7 million of cash and cash equivalents.  Our cash and cash equivalents are held in various locations throughout the world.  At December 31, 2016, the majority of our cash and cash equivalents are held outside the U.S.

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

Our financial position remains strong and our current ratio at December 31, 2016 and 2015 was 3.4 to 1 and 3.6 to 1, respectively.  Total debt at December 31, 2016 was $45.7 million.  At December 31, 2016, our unused availability under our line of credit was $34.5 million and our bank debt to equity percentage was 20.4%.  On August 22, 2016, we increased our borrowing capacity under our credit facility from $50 million to $65 million and extended the term to June 30, 2019.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless our funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread increases to 1.500%.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and funded debt-to-earnings before interest, taxes, depreciation and amortization along with an interest coverage ratio.  On June 27, 2016, we entered into a promissory note with PNC Bank, NA, pursuant to which we borrowed $14.5 million at a fixed rate of 2.71%, due July 1, 2026, which was used to purchase a corporate aircraft to replace the expiring lease of the previous aircraft.  The loan is secured by the aircraft.  The net worth and profitability requirements are calculated based on the line of credit agreement.  At December 31, 2016 and December 31, 2015, we were in compliance with these covenants.

We expect that our major source of funding for 2017 and beyond will be our operating cash flows, our existing cash and cash equivalents as well as our line of credit agreement.  We earn a significant amount of our operating income outside the United States, which, except for current earnings in certain jurisdictions, is deemed to be indefinitely reinvested in foreign jurisdictions.  We currently do not intend nor foresee a need to repatriate these funds.  We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months and thereafter for the foreseeable future.  In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions.  We also believe that we can expand our borrowing capacity, if necessary, however, we do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

Sources and Uses of Cash

Cash increased $.3 million for the year ended December 31, 2016.  Net cash provided by operating activities was $26.0 million.  The major investing and financing uses of cash were capital expenditures of $24.7 million, common share repurchases of $5.1 million and dividends of $4.2 million.  Currency had a negative $1.6 million impact on cash and cash equivalents when translating foreign denominated financial statements to U.S. dollars.

Net cash provided by operating activities increased $5.7 million compared to 2015 primarily as a result of increased net income of $8.6 million, an increase in cash provided by non-cash items of $6.3 million, partially offset by an increase in cash used for operating assets (net of operating liabilities) of $9.2 million.  Net cash used for investing activities of $28.5 million for the year ended December 31, 2016 represents an increase of $17.6 million when compared to cash used in investing activities for the year ended December 31, 2015.  The increase is primarily related to higher capital expenditures of $14.0 million primarily related to the purchase of a corporate aircraft which replaced the expiring lease of the previous aircraft.

Cash provided by financing activities for the year ended December 31, 2016 was $4.4 million compared to cash used of $12.7 million in 2015.  The $17.0 million increase was primarily a result of an increase in net debt borrowings in 2016 compared to 2015 of $14.2 million and a decrease in cash used in capital stock transactions of $2.7 million, combined with other small movements within financing activities.

We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and capital leases primarily for equipment.  One such lease was for our aircraft with a lease commitment which was set to expire in February 2017.  The Company terminated the lease in July of 2016, incurring approximately $1.0 million of charges related to the expiring lease.  There are no future lease obligations.  All required charges for the lease termination were recorded in the year ended December 31, 2016.  The Company did not incur any obligation for contingent rent under the lease.

Contractual obligations and other commercial commitments are summarized in the following tables:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(Thousands of dollars)
Notes payable to bank (A)	$1,315	$1,315	$0	$0	$0
Long-term debt (B)	44,391	1,448	34,854	2,896	5,193
Capital leases	178	55	115	8	0
Operating leases	15,533	1,652	4,304	2,335	7,242
Purchase commitments	3,782	3,782	0	0	0
Pension contribution and other retirement plans (C)	13,688	956	3,343	1,290	8,099

	Amount of Commitment Expiration by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(Thousands of dollars)
Letters of credit	$1,610	$1,610	$-	$-	$0
Guarantees	5,779	3,438	1,474	40	827

(A)	Interest on short-term debt is included in the table at an interest rate of 4.00% in effect at December 31, 2016.
(B)	Interest on long-term debt is included in the table at interest rates from 1.90% to 2.75% based on the variable interest rates in effect at December 31, 2016.
(C)

The Company does not expect to make contributions to the Company’s defined benefit pension plan in 2017.  Future expected amounts beyond one year have not been disclosed as such amounts are subject to change based on performance of the assets in the plan as well as the discount rate used to determine the obligation.  At December 31, 2016, our unfunded contractual obligation was $10.4 million.  Our Supplemental Profit Sharing Plan accrued liability at December 31, 2016 was $4.3 million.

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

Receivable Allowances

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  During 2016, we recorded a provision for doubtful accounts of $1.8 million.  The allowance for doubtful accounts represents approximately 4.2% and 2.8% of our trade receivables balance at December 31, 2016 and 2015, respectively.

Excess and Obsolescence Reserves

We provide excess and obsolescence reserves to state inventories at the lower of cost or estimated market value.  We identify inventory items which have had no usage or are in excess of the usages over the historical 12 to 24 months.  A management team with representatives from marketing, manufacturing, engineering and finance reviews these inventory items, determines the disposition of the inventory and assesses the estimated market value based on their knowledge of the product and market conditions.  These conditions include, among other things, future demand for product, product utility, unique customer order patterns or unique raw material purchase patterns, changes in customer and quality issues.  The allowance for excess and obsolete inventory was 14.0% and 12.9% of gross inventory at December 31, 2016 and December 31, 2015, respectively.   If the impact of market conditions deteriorates from those projected by management, additional inventory reserves may be necessary.

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

Our measurement date for our annual impairment test is October 1 of each year.  We performed our annual impairment tests for goodwill as of October 1, 2016.  We did not have any impairment for goodwill or other intangibles for the year ended December 31, 2016. See Note J for additional information.

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

Under FASB ASC 740, tax benefits from uncertain tax positions that reduce our current or future income tax liability, are reported in our financial statements only to the extent that each benefit is recognized and measured under a two-step approach.  The first step requires us to assess whether each tax position based on its technical merits and facts and circumstances as of the reporting date, is more-likely-than-not to be sustained upon examination.  The second step measures the amount of tax benefit that we would recognize in the financial statements based on a cumulative probability approach.  A tax position that meets the more-likely-than-not threshold that is not highly certain is measured based on the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming that the tax authority has examined the position and has full knowledge of all relevant information.

ASC 740 requires subjectivity to identify outcomes and to assign probability in order to estimate the settlement amount.  We provide estimates in order to determine settlement amounts.  During the year ended December 31, 2016, we recorded a reduction in the liability of $.2 million for uncertain tax positions.  At December 31, 2016, there was no reserve requirement for uncertain tax positions.

Pensions

We record obligations and expenses related to pension benefit plans based on actuarial valuations, which include key assumptions on discount rates, expected returns on plan assets and compensation increases.  These actuarial assumptions are reviewed annually and modified as appropriate.  The effect of modifications is generally recorded or amortized over future periods.  The discount rate of 4.25% at December 31, 2016 reflects an analysis of yield curves as of the end of the year and the schedule of expected cash needs of the plan.  The expected long-term return on plan assets of 8.0% reflects the plan’s historical returns and represents our best estimate of the likely future returns on the plan’s asset mix.  We believe the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries.  However, an increase in the discount rate would decrease the plan obligations and the net periodic benefit cost, while a decrease in the discount rate would increase the plan obligations and the net periodic benefit cost.  In addition, an increase in the expected long-term return on plan assets would decrease the net periodic pension cost, while a decrease in expected long-term return on plan assets would increase the net periodic pension cost.

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.”  This Update eliminates from GAAP the concept of extraordinary items.   A material event or transaction that an entity considers to be of an unusual nature or of a type that indicates infrequency of occurrence or both shall be reported as a separate component of income from continuing operations. The nature and financial effects of each event or transaction shall be presented as a separate component of income from continuing operations or, alternatively, disclosed in notes to financial statements.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-1 had no impact to the presentation of the Company’s consolidated financial statements for the twelve months ended December 31, 2016.

In April 2015, the FASB issued ASU 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.”  For an entity that has a significant event in an interim period that calls for a re-measurement of defined benefit plan assets and obligations, the amendments in this Update provide a practical expedient that permits the entity to re-measure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Earlier application is permitted.  Amendments in this Update should be applied prospectively.  The adoption of ASU 2015-04 had no impact to the presentation of the Company’s consolidated financial statementsfor the twelve months ended December 31, 2016.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Topic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”  The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The adoption of ASU 2015-5 had no impact to the presentation of the Company’s consolidated financial statements for the twelve months ended December 31, 2016 as the Company is currently not engaged in a cloud computing arrangement.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.”  This Update requires an acquiring entity to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendments also require an entity to record the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  An entity must present separately on the face of the statement of operations or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The amendments should be applied prospectively.  The adoption of ASU 2015-16 had no impact to the presentation of the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The Company is required to adopt ASU 2014-15 prospectively for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company adopted the guidance for its fiscal year ended December 31, 2016 and determined that there is not substantial doubt regarding the Company’s ability to continue as a going concern.  Adoption of the guidance did not have an effect on the Company’s results of operations, financial condition or cash flows.

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

NEW ACCOUNTING STANDARDS TO BE ADOPTED
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  Under the amendments in this Update, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  This ASU is effective for an entity’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the annual reporting period.  Early adoption is permitted for any entity in any interim or annual period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The amendments in this Update should be applied using a retrospective transition method to each period presented.  The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.”  ASU 2016-16 modifies the recognition of income tax expense resulting from intra-entity transfers of assets other than inventory.  Pursuant to this amendment, entities should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  This amendment eliminates the exception for an intra-entity transfers of assets other than inventory.  This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the annual reporting period.  Early adoption is permitted for any entity in any interim or annual period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 provides guidance in GAAP for the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The Company is required to adopt ASU 2016-09 for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all of the amendments in the same period.  The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09.  ASU 2014-09 requires an entity to recognize revenue in a matter that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue.  The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers.  An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with cumulative effect of initially applying the update recognized at the date of initial application.  In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date of the amendment to annual reporting periods beginning after December 15, 2017, including interim periods therein.  Early adoption is not permitted.  The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company operates manufacturing facilities and offices around the world and uses fixed and floating rate debt to finance the Company's global operations.  As a result, the Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risk related to changes in interest rates and foreign currency exchange rates.  The Company believes that the political and economic risks related to the Company's international operations are mitigated due to the geographic diversity in which the Company's international operations are located.

As of December 31, 2016, the Company had no foreign currency forward exchange contracts outstanding.  The Company does not hold derivatives for trading purposes.

The Company's primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and payables and cash and short-term investments.  A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $4.7 million and on income before tax of $2.8 million.

The Company is exposed to market risk, including changes in interest rates.  The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $45.7 million at December 31, 2016.  A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.4 million for the year ended December 31, 2016.

Included in the Company’s accounting for defined benefit pension plan are assumptions on future discount rates and the expected return on Plan assets.  The Company considers current market conditions, including changes in interest rates and plan asset investment returns.  Actuarial assumptions may differ materially from actual results due to changing market and economic conditions or higher or lower withdrawal rates.  These differences may result in a significant impact to the amount of net pension expense or income recorded in the future.

A discount rate is used to determine the present value of future payments.  In general, our liability increases as the discount rate decreases and decreases as the discount rate increases.  The discount rate used to determine the future benefit obligation was 4.25% at December 31, 2016 and 2015.  The discount rate is a significant factor in determining the amounts reported.  A 50 basis point change in the discount rate of 4.25% used at December 31, 2016 would have a less than $.1 million effect on the Plan’s projected benefit obligation.

The Company developed the expected return on plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns.  The Company assumed an expected rate of return of 8.0% in both 2016 and 2015.  A 50 basis point change in the expected rate of return would have a $.1 million effect on the Plan’s subsequent year’s net periodic pension cost.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Preformed Line Products Company

We have audited the accompanying consolidated balance sheets of Preformed Line Products Company as of December 31, 2016 and 2015, and the related statements of consolidated income, comprehensive income (loss), cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Preformed Line Products Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole,presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Preformed Line Products Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Cleveland, Ohio

March 10, 2017

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	2016	2015
	(Thousands of dollars, except share and per share data)
ASSETS
Cash and cash equivalents	$30,737	$30,393
Accounts receivable, less allowances of $3,210 ($2,326 in 2015)	63,415	63,626
Inventories - net	74,484	69,912
Prepaids	3,353	4,030
Prepaid taxes	8,682	5,585
Other current assets	8,436	6,343
TOTAL CURRENT ASSETS	189,107	179,889
Property, plant and equipment - net	105,104	91,965
Intangibles - net	10,475	11,288
Goodwill	15,769	15,821
Deferred income taxes	10,208	12,704
Other assets	10,274	11,703
TOTAL ASSETS	$340,937	$323,370
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable to banks	$1,315	$413
Current portion of long-term debt	1,448	110
Trade accounts payable	21,978	20,377
Accrued compensation and amounts withheld from employees	10,040	9,306
Accrued expenses and other liabilities	12,331	13,334
Accrued profit-sharing and other benefits	6,251	5,648
Dividends payable	1,037	1,057
Income taxes payable	1,055	1,423
TOTAL CURRENT LIABILITIES	55,455	51,668
Long-term debt, less current portion	42,943	31,754
Unfunded pension obligation	10,423	11,627
Deferred income taxes	2,078	2,467
Other noncurrent liabilities	6,495	6,870
SHAREHOLDERS' EQUITY
Shareholders' equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,117,753 and 5,221,062 issued and outstanding, at December 31, 2016 and December 31, 2015, respectively	12,508	12,478
Common shares issued to rabbi trust, 297,281 and 296,635 shares at December 31, 2016 and December 31, 2015, respectively	(12,054)	(12,052)
Deferred compensation liability	12,054	12,052
Paid-in capital	24,629	22,916
Retained earnings	303,415	292,311
Treasury shares, at cost, 1,136,443 and 1,018,013 shares at
December 31, 2016 and December 31, 2015, respectively	(59,640)	(54,570)
Accumulated other comprehensive loss	(57,369)	(54,151)
TOTAL SHAREHOLDERS' EQUITY	223,543	218,984
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$340,937	$323,370

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31
	2016	2015	2014
	(In thousands, except per share data)
Net sales	$336,634	$354,666	$388,185
Cost of products sold	227,220	251,214	267,237
GROSS PROFIT	109,414	103,452	120,948
Costs and expenses
Selling	31,799	30,593	35,655
General and administrative	42,057	36,878	42,563
Research and engineering	14,025	14,879	16,302
Other operating expenses - net	54	8,753	5,190
	87,935	91,103	99,710
OPERATING INCOME	21,479	12,349	21,238
Other income (expense)
Interest income	291	391	483
Interest expense	(844)	(565)	(658)
Other income (expense)	27	(469)	347
	(526)	(643)	172
INCOME BEFORE INCOME TAXES	20,953	11,706	21,410
Income taxes	5,698	5,031	8,549
NET INCOME	$15,255	$6,675	$12,861
BASIC EARNINGS PER SHARE
Net income	$2.95	$1.25	$2.39
DILUTED EARNINGS PER SHARE
Net income	$2.95	$1.24	$2.39
Cash dividends declared per share	$0.80	$0.80	$0.80
Weighted-average number of shares outstanding - basic	5,166	5,350	5,377
Weighted-average number of shares outstanding - diluted	5,178	5,366	5,382

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2016	2015	2014
	(Thousands of dollars)
Net income	$15,255	$6,675	$12,861
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,579)	(19,789)	(12,330)
Recognized net actuarial loss	326	364	10
Gain (loss) on unfunded pension obligations	35	408	(5,112)
Other comprehensive income (loss), net of tax	(3,218)	(19,017)	(17,432)
Comprehensive income (loss)	$12,037	$(12,342)	$(4,571)

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31
	2016	2015	2014
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$15,255	$6,675	$12,861
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	11,996	11,532	12,857
Provision for accounts receivable allowances	2,184	961	1,211
Provision for inventory reserves	2,736	2,477	2,244
Deferred income taxes	2,249	(944)	(1,697)
Share-based compensation expense	1,366	248	1,542
Excess tax benefits from share-based awards	2	20	(97)
Loss (gain) on sale of property and equipment	(20)	363	115
Other - net	537	67	26
Changes in operating assets and liabilities (excluding impact of acquired assets):
Accounts receivable	(2,292)	(2,965)	(2,435)
Inventories	(6,354)	(2,297)	(5,704)
Trade accounts payables and accrued liabilities	3,279	5,652	6,716
Income taxes, net	(4,999)	(4,038)	(882)
Other - net	35	2,478	(1,501)
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,974	20,229	25,256
INVESTING ACTIVITIES
Capital expenditures	(24,725)	(10,754)	(17,663)
Business acquisitions, net of cash acquired	0	0	(14,975)
Proceeds from the sale of property and equipment	70	929	142
Restricted cash and purchase of fixed-term deposits	(3,814)	(1,037)	(797)
NET CASH USED IN INVESTING ACTIVITIES	(28,469)	(10,862)	(33,293)
FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	851	(775)	941
Proceeds from the issuance of long-term debt	70,274	51,942	75,774
Payments of long-term debt	(57,742)	(51,940)	(57,123)
Dividends paid	(4,170)	(4,391)	(4,412)
Excess tax benefits from share-based awards	(2)	(20)	97
Proceeds from issuance of common shares	248	80	166
Purchase of common shares for treasury	(3,108)	(6,003)	(104)
Purchase of common shares for treasury from related parties	(1,962)	(1,550)	(2,130)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,389	(12,657)	13,209
Effects of exchange rate changes on cash and cash equivalents	(1,550)	4,040	180
Net increase in cash and cash equivalents	344	750	5,352
Cash and cash equivalents at beginning of year	30,393	29,643	24,291
CASH AND CASH EQUIVALENTS AT END OF YEAR	$30,737	$30,393	$29,643

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total
	(In thousands, except share and per share data)
Balance at January 1, 2014	$12,341	$(9,306)	$9,306	$21,082	$281,392	$(44,783)	$(15,797)	$(1,905)	$252,330
Net income					12,861				12,861
Foreign currency translation adjustment							(12,330)		(12,330)
Recognized net actuarial loss, net of tax provision of $6								10	10
Gain on unfunded pension obligations, net of tax provision of $3,115								(5,112)	(5,112)
Total comprehensive income									(4,571)
Share-based compensation				1,542	(106)				1,436
Excess tax benefits from share-based awards				97					97
Purchase of 40,145 common shares						(2,235)			(2,235)
Issuance of 3,531 common shares	7			159					166
Restricted shares awards of 42,678	85			(85)					0
Common shares issued to rabbi trust of 43,592, net		(2,484)	2,484						0
Cash dividends declared - $.80 per share					(4,298)				(4,298)
Balance at December 31, 2014	$12,433	$(11,790)	$11,790	$22,795	$289,849	$(47,018)	$(28,127)	$(7,007)	$242,925
Net income					6,675				6,675
Foreign currency translation adjustment							(19,789)		(19,789)
Recognized net actuarial loss, net of tax provision of $219								364	364
Gain on unfunded pension obligations, net of tax provision of $245								408	408
Total comprehensive income									(12,342)
Share-based compensation				248	47				295
Excess tax benefits from share-based awards				(20)					(20)
Purchase of 198,589 common shares						(7,552)			(7,552)
Issuance of 1,899 common shares	4			76					80
Restricted shares awards of 20,164	41			(41)					0
Common shares issued to rabbi trust of 7,113, net		(262)	262						0
Cash dividends declared - $.80 per share				(142)	(4,260)				(4,402)
Balance at December 31, 2015	$12,478	$(12,052)	$12,052	$22,916	$292,311	$(54,570)	$(47,916)	$(6,235)	$218,984
Net income					15,255				15,255
Foreign currency translation adjustment							(3,579)		(3,579)
Recognized net actuarial loss, net of tax provision of $196								326	326
Gain on unfunded pension obligations, net of tax provision of $21								35	35
Total comprehensive income									12,037
Share-based compensation				1,366	(27)				1,339
Excess tax benefits from share-based awards				2					2
Purchase of 118,430 common shares						(5,070)			(5,070)
Issuance of 10,332 common shares	20			355					375
Restricted shares awards of 4,799	10			(10)					0
Common shares issued to rabbi trust of 646, net		(2)	2						0
Cash dividends declared - $.80 per share					(4,124)				(4,124)
Balance at December 31, 2016	$12,508	$(12,054)	$12,054	$24,629	$303,415	$(59,640)	$(51,495)	$(5,874)	$223,543

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

Fair Value of Financial Instruments

Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 825, Disclosures about Fair Value of Financial Instruments, requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments.  At December 31, 2016, the fair value of the Company’s long-term debt was estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, that are considered to be Level 2 inputs.  Based on the analysis performed, the carrying value of the Company’s long-term debt approximates fair value at December 31, 2016.

Property, Plant and Equipment and Depreciation

Property, plant, and equipment is recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The estimated useful lives used, when purchased new, are: land improvements, ten years; buildings, forty years; building improvements, five to forty years; machinery and equipment, three to ten years; and aircraft, fifteen years.  Appropriate reductions in estimated useful lives are made for property, plant and equipment purchased in connection with an acquisition of a business or in a used condition when purchased.

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying value of the assets are impaired and the discounted future cash flows estimated to be generated by such assets are less than the carrying value. The Company’s cash flows are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions.  The net carrying value of assets not recoverable is then reduced to fair value.  The estimate of fair value represents the Company’s best estimate based on industry trends and reference to market rates and transactions.  The Company did not record any impairment to long-lived assets during the years ended December 31, 2016 and 2015.

Goodwill and Other Intangibles

Goodwill and other intangible assets generally result from business acquisitions. Goodwill is not subject to amortization, but is subject to annual impairment testing.  Intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, technology, customer backlogs, trademarks and land use rights, are generally amortized over periods from less than one year to twenty years.  The Company’s intangible assets with finite lives are generally amortized using a projected cash flow basis method over their useful lives unless another method was demonstrated to be more appropriate.  Customer relationships, technology and trademark intangibles acquired in 2014 and 2012 are amortized using a projected cash flow basis method over the period in which the economic benefits of the intangibles are consumed.  Customer relationships, technology and trademarks acquired in July 2010 are being amortized using the straight-line method over their useful lives.  This straight-line method was more appropriate because it better reflected the pattern in which the economic benefits of the intangible asset are consumed or otherwise expire compared to using a projected cash flow basis method.  An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis and when events and circumstances warrant an evaluation. The Company assesses intangible assets with a determinable life for impairment consistent with its policy for assessing other long-lived assets.  Goodwill and intangible assets are also reviewed for impairment annually or more frequently when changes in circumstances indicate the carrying amount may be impaired, or in the case of finite-lived intangible assets, when the carrying amount may not be recoverable.  Events or circumstances that would result in an impairment review primarily include operations reporting losses or a significant change in the use of an asset.  Impairment charges are recognized pursuant to FASB ASC 350-20, Goodwill.

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

The Company performed its annual impairment test for goodwill as of October 1, 2016 and 2015 and determined that no adjustment to the carrying value was required for the years ended December 31, 2016 and 2015.

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

Research and Development

Research and development costs for new products are expensed as incurred and totaled $2.7 million in 2016, $2.9 million in 2015 and $2.7 million in 2014.

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

Advertising

Advertising costs are expensed as incurred and totaled $1.8 million in 2016, $1.7 million in 2015 and $2.0 million in 2014.

Foreign Currency Translation

Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the Consolidated Balance Sheet.  The translation adjustments are recorded in Accumulated other comprehensive income (loss).  Revenues and expenses are translated at weighted average exchange rates in effect during the period.  Transaction gains and losses arising from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income and expense as incurred.  Aggregate transaction gains and losses for the years ended December 31, 2016, 2015 and 2014 were a gain of $1.3 million, a loss of $7.4 million and a loss of $2.9 million, respectively.  Upon sale or substantially complete liquidation of an investment in a foreign entity, the cumulative translation adjustment for that entity is reclassified from Accumulated other comprehensive income (loss) to earnings.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.”  This Update eliminates from GAAP the concept of extraordinary items.   A material event or transaction that an entity considers to be of an unusual nature or of a type that indicates infrequency of occurrence or both shall be reported as a separate component of income from continuing operations. The nature and financial effects of each event or transaction shall be presented as a separate component of income from continuing operations or, alternatively, disclosed in notes to financial statements.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-1 had no impact to the presentation of the Company’s consolidated financial statements for the twelve months ended December 31, 2016.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.”  This Update requires an acquiring entity to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendments also require an entity to record the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  An entity must present separately on the face of the statement of operations or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The amendments should be applied prospectively.  The adoption of ASU 2015-16 had no impact to the presentation of the Company’s consolidated financial statements for the twelve months ended December 31, 2016.

In April 2015, the FASB issued ASU 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.”  For an entity that has a significant event in an interim period that calls for a re-measurement of defined benefit plan assets and obligations, the amendments in this Update provide a practical expedient that permits the entity to re-measure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Earlier application is permitted.  Amendments in this Update should be applied prospectively.  The adoption of ASU 2015-04 had no impact to the presentation of the Company’s consolidated financial statements for the twelve months ended December 31, 2016.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Topic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”  The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The adoption of ASU 2015-5 had no impact to the presentation of the Company’s consolidated financial statements for the twelve months ended December 31, 2016 as the Company is currently not engaged in a cloud computing arrangement.

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The Company is required to adopt ASU 2014-15 prospectively for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company adopted the guidance for its fiscal year ended December 31, 2016 and determined that there is not substantial doubt regarding the Company’s ability to continue as a going concern.  Adoption of the guidance did not have an effect on the Company’s results of operations, financial condition or cash flows.

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

New Accounting Standards To Be Adopted

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  Under the amendments in this Update, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  This ASU is effective for an entity’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the annual reporting period.  Early adoption is permitted for any entity in any interim or annual period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The amendments in this Update should be applied using a retrospective transition method to each period presented.  The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.”  ASU 2016-16 modifies the recognition of income tax expense resulting from intra-entity transfers of assets other than inventory.  Pursuant to this amendment, entities should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  This amendment eliminates the exception for an intra-entity transfers of assets other than inventory.  This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the annual reporting period.  Early adoption is permitted for any entity in any interim or annual period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09.  ASU 2014-09 requires an entity to recognize revenue in a matter that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue.  The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers.  An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with cumulative effect of initially applying the update recognized at the date of initial application.  In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date of the amendment to annual reporting periods beginning after December 15, 2017, including interim periods therein.  Early adoption is not permitted.  The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

Note B - Other Financial Statement Information

Inventories – net

	December 31
	2016	2015
Raw materials	$37,535	$34,854
Work-in-process	9,057	6,902
Finished products	35,629	37,812
	82,221	79,568
Excess of current cost over LIFO cost	(2,784)	(3,538)
Noncurrent portion of inventory	(4,953)	(6,118)
	$74,484	$69,912

Costs for inventories of certain material are determined using the LIFO method and totaled approximately $28.6 million and $26.8 million at December 31, 2016 and 2015, respectively.

Property and equipment – net

Major classes of property, plant and equipment are as follows:

	December 31
	2016	2015
Land and improvements	$12,584	$12,260
Buildings and improvements	72,662	71,711
Machinery, equipment and aircraft	158,078	137,599
Construction in progress	3,877	3,369
	247,201	224,939
Less accumulated depreciation	142,097	132,974
	$105,104	$91,965

Depreciation of property and equipment was $10.8 million in 2016, $10.3 million in 2015 and $11.3 million in 2014.  Machinery, equipment and aircraft includes $.2 million and $.3 million of capital leases at December 31, 2016 and 2015, respectively.

Legal proceedings

The Company and its subsidiaries, Helix Uniformed Ltd. (“Helix”) and Preformed Line Products (Canada) Limited (“PLPC Canada”), were each named, jointly and severally, with each of SNC-Lavalin ATP, Inc. (“SNC ATP”), HD Supply Canada Inc., by its trade names HD Supply Power Solutions and HD Supply Utilities (“HD Supply”), and Anixter Power Solutions Canada Inc. (the corporate successor to HD Supply, “Anixter” and, together with the Company, PLPC Canada, Helix, SNC ATP and HD Supply, the

“Defendants”) in a complaint filed by Altalink, L.P. (the “Plaintiff”) in the Court of Queen’s Bench of Alberta in Alberta, Canada in November 2016 (the “Complaint”).

The Complaint states that Plaintiff engaged SNC ATP to design, engineer, procure and construct numerous power distribution and transmission facilities in Alberta (the “Projects”) and that through SNC ATP and HD Supply (now Anixter), space dampers manufactured by Helix were procured and installed in the Projects.  The Complaint alleges that the space dampers have and may continue to become loose, open and detach from the conductors, resulting in damage and potential injury and a failure to perform the intended function of providing spacing and damping to the Project.  The Plaintiffs are seeking an estimated $56 million in damages jointly and severally from the Defendants, representing the costs of monitoring and replacing the space dampers and remediating property damage, due to alleged defects in the design and construction of, and supply of materials for, the Projects by SNC ATP and HD Supply/Anixter and in the design of the space dampers by Helix.

The lawsuit is in its very early stages, but the Company believes the claims against it are without merit and intends to vigorously defend against such claims. However, we are unable to predict the outcome of this case and, if determined adversely to the Company, it could have a material effect on our financial results.

From time to time, the Company may be subject to litigation incidental to its business.  The Company is not a party to any other pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.

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

Net periodic pension cost for the Plan consists of the following components for the year ended December 31:

	2016	2015	2014
Service cost	$203	$189	$118
Interest cost	1,465	1,436	1,362
Expected return on plan assets	(1,824)	(1,849)	(1,792)
Recognized net actuarial loss	522	583	16
Net periodic pension cost (income)	$366	$359	$(296)

The following tables set forth benefit obligations, plan assets and the accrued benefit cost of the Plan at December 31:

	2016	2015
Projected benefit obligation at beginning of the year	$34,763	$36,193
Service cost	203	189
Interest cost	1,465	1,436
Actuarial (gain) loss	(516)	(2,105)
Benefits paid	(1,057)	(950)
Projected benefit obligation at end of year	$34,858	$34,763

Fair value of plan assets at beginning of the year	$23,136	$23,690
Actual return on plan assets	1,365	396
Employer contributions	991	0
Benefits paid	(1,057)	(950)
Fair value of plan assets at end of the year	$24,435	$23,136

Unfunded pension obligation	$10,423	$11,627

In accordance with ASC 715-20, the Company recognizes the underfunded status of the Plan as a liability.  The amount recognized in Accumulated other comprehensive loss related to the Plan at December 31 is comprised of the following:

	2016	2015
Balance at January 1	$(6,216)	$(6,988)

Reclassification adjustments:
Pre-tax amortized net actuarial loss	522	583
Tax provision	(196)	(219)
	326	364

Adjustment to recognize gain (loss) on unfunded pension obligations:
Pretax gain	56	653
Tax provision	(21)	(245)
	35	408

Balance at December 31	$(5,855)	$(6,216)

The pre-tax unfunded pension obligation gain of $0.1 million included a gain of $.7 million associated with the industry updates to the mortality table used, offset by a loss of $.2 million due to demographic changes and a loss of $.4 million resulting from asset performance short of the 8% rate of return assumption.   The estimated net loss for the Plan that will be amortized from Accumulated other comprehensive income into periodic benefit cost for 2017 is $.3 million.  There is no prior service cost to be amortized in the future.

The Plan had accumulated benefit obligations in excess of Plan assets as follows:

	2016	2015
Accumulated benefit obligation	$34,858	$34,763
Fair market value of assets	24,435	23,136

	2016	2015
Discount rate	4.25%	4.25%
Rate of compensation increase	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	2016	2015	2014
Discount rate	4.25%	4.00%	5.00%
Rate of compensation increase	n/a	n/a	n/a
Expected long-term return on plan assets	8.00	8.00	8.00

The net periodic pension cost for 2016 was based on a long-term asset rate-of-return of 8.0%.  This rate is based upon management’s estimate of future long-term rates of return on similar assets and is consistent with historical returns on such assets.  Using the Plan’s current mix of assets and based on the average historical returns and expected future returns for such mix, an expected long-term rate-of-return of 8.0% is justified.

At December 31, 2016, the fair value of the Plan assets included inputs in Level 1: Quoted market prices in active markets for identical assets or liabilities and Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data. The fair value of the Plan assets as of December 31, 2016 and 2015, by category, are as follows:

	At December 31, 2016
	Total Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$1,042	$1,042	$0	$0
Equity Securities	14,814	14,814	0	0
U.S. Treasury Bonds	3,893	3,893	0	0
Corporate Bonds	4,686	0	4,686	0
Total	$24,435	$19,749	$4,686	$0

	At December 31, 2015
	Total Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$545	$545	$0	$0
Equity Securities	14,086	14,086	0	0
U.S. Treasury Bonds	3,729	3,729	0	0
Corporate Bonds	4,776	0	4,776	0
Total	$23,136	$18,360	$4,776	$0

The Plan weighted-average asset allocations at December 31, 2016 and 2015, by asset category, are as follows:

	Plan assets
	at December 31
	2016	2015
Asset category
Equity securities	61%	61%
Debt securities	35	37
Cash and equivalents	4	2
	100%	100%

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

The Company's policy is to fund amounts deductible for federal income tax purposes.  The Company does not expect to contribute to the Plan in 2017.

The benefits expected to be paid out of the Plan assets in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years are as follows:

Year	Pension Benefits
2017	$956
2018	1,028
2019	1,114
2020	1,201
2021	1,290
2022-2026	8,099

The Company also provides retirement benefits through various defined contribution plans including PLP-USA’s Profit Sharing Plan.  Expense for these defined contribution plans was $5.8 million in 2016, $5.5 million in 2015 and $6.1 million in 2014.

Further, the Company also provides retirement benefits through the Supplemental Profit Sharing Plan.  To the extent an employee’s award under PLP-USA’s Profit Sharing Plan exceeds the maximum allowable contribution permitted under existing tax laws, the excess is accrued for (but not funded) under a non-qualified Supplemental Profit Sharing Plan.  The return under this Supplemental Profit Sharing Plan is calculated at a weighted average of the one-year Treasury Bill rate plus 1%.  At December 31, 2016 and 2015, the interest rate for the Supplemental Profit Sharing Plan was 1.65% and 1.22%, respectively.  Expense for the Supplemental Profit Sharing Plan was $.5 million for 2016, $.3 million for 2015 and $.5 million for 2014.  The Supplemental Profit Sharing Plan unfunded status as of December 31, 2016 and 2015 was $4.3 million and $3.9 million and is included in Other noncurrent liabilities.

Note D – Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Year Ended December 31, 2016			Year Ended December 31, 2015
		Cumulative			Cumulative
	Unrecognized	Translation		Unrecognized	Translation
	Benefit Cost	Adjustment	Total	Benefit Cost	Adjustment	Total
Balance at January 1	$(6,235)	$(47,916)	$(54,151)	$(7,007)	$(28,127)	$(35,134)
Other comprehensive income before reclassifications:
Loss on foreign currency translation adjustment	0	(3,579)	(3,579)	0	(19,789)	(19,789)
Gain (loss) on unfunded pension obligations	35	0	35	408	0	408

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	326	0	326	364	0	364

Net current period other comprehensive income (loss)	361	(3,579)	(3,218)	772	(19,789)	(19,017)
Balance at December 31	$(5,874)	$(51,495)	$(57,369)	$(6,235)	$(47,916)	$(54,151)

(a)	This AOCI component is included in the computation of net periodic pension costs as noted in Note C – Pension Plans.

Note E - Debt and Credit Arrangements

	December 31
	2016	2015
Short-term debt
Secured notes
Brazilian Real denominated at 5.35% in 2015 and 2016	$0	$301
Australian dollar denominated at 3.17% in 2015, due 2016	0	112
Thailand Bhat denominated at 4.00% in 2016	1,315	0
Current portion of long-term debt	1,448	110
Total short-term debt	2,763	523

Long-term debt
USD denominated at 1.90%, due 2019	29,429	30,505
USD denominated at 2.71%, due 2026	13,881	0
Australian dollar denominated at 2.745%, due 2019	1,081	1,093
Australian dollar denominated term loans, at 5.59% in 2015 and 2016, due 2018, secured by land and building	0	266
Total long-term debt	44,391	31,864
Less current portion	(1,448)	(110)
Total long-term debt, less current portion	42,943	31,754
Total debt	$45,706	$32,277

On June 27, 2016, the Company borrowed $14.5 million at a fixed rate of 2.71%, due July 1, 2026 to finance the purchase of a Company aircraft.  The loan is secured by the newly purchased aircraft.  In August 2016, the Company increased its borrowing capacity on its existing line of credit from $50 million to $65 million and extended the term to June 30, 2019.  All other terms remained the same, including the interest rate of LIBOR plus 1.125%, unless its funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread becomes 1.500%.  The PLP-USA line of credit provides for $5.0 million to be available to the Company’s subsidiaries.  At December 31, 2016, the Company’s Australian subsidiary had borrowed $1.5 million Australian dollars at a rate of 1.125% plus the Australian Bank Bill Swap Bid Rate with a term expiring June 30, 2019.  At December 31, 2016, the interest rate on the Australian line of credit agreement was 2.745%.  There was $34.5 million available at December 31, 2016 under the line of credit net of long-term outstanding letters of credit.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability.  At both December 31, 2016 and 2015, the Company was in compliance with all covenants.

Aggregate maturities of long-term debt during the next five years are as follows: $1.4 million for 2017, $1.4 million for 2018,  $32.0 million for 2019, and $9.6 thereafter.

Interest paid was $.7 million in 2016, $.5 million in 2015 and $.6 million in 2014.

Guarantees and Letters of Credit

The Company has provided financial guarantees for uncompleted work and financial commitments.  The terms of these guarantees vary with end dates ranging from the current year through the completion of such transactions.  The guarantees would typically be triggered in the event of nonperformance.  As of December 31, 2016, the Company had total outstanding guarantees of $5.7 million.  Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order.  As of December 31, 2016, the Company had total outstanding letters of credit of $2.0 million.

Note F - Leases

The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment, office equipment and computer equipment.  Rental expense was $2.1 million in 2016, $3.4 million in 2015 and $3.8 million in 2014.  Future minimum rental commitments having non-cancelable terms exceeding one year are $1.7 million in 2017, $1.6 million in 2018, $1.4 million in 2019, $1.3 million in both 2020 and 2021, and an aggregate $8.3 million thereafter.  One such lease was for the Company’s aircraft with an original lease commitment through February 2017. The Company terminated the lease in July 2016 and incurred approximately $1.0 million of charges related to the termination.  There are no future lease obligations and all required charges for the lease termination were recorded in the year ended December 31, 2016.  The Company did not incur any obligation for contingent rent under the lease.  The total minimum sublease rentals to be received through 2023 under noncancelable subleases as of December 31, 2016 was $4.6 million.

The Company has commitments under capital leases for equipment and vehicles.  Amounts recognized as capital lease obligations are reported in Accrued expense and other liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets.   Future minimum rental commitments for capital leases are less than $.1 million for each of the years ended December 31, 2017, 2018, 2019, 2020 and 2021 and the related imputed interest for the capital leases in each of these years is less than $.1 million.  Leased property and equipment under capital leases are amortized using the straight-line method over the term of the lease.  Routine maintenance, repairs and replacements are expensed as incurred.

Note G - Income Taxes

Income before income taxes was derived from the following sources:

	2016	2015	2014
United States	$3,501	$4,421	$11,810
Foreign	17,452	7,285	9,600
	$20,953	$11,706	$21,410

The components of income taxes for the year ended December 31 are as follows:

	2016	2015	2014
Current
Federal	$(1,698)	$2,679	$4,718
Foreign	5,115	2,951	5,081
State and local	32	345	447
	3,449	5,975	10,246
Deferred
Federal	2,986	(611)	(425)
Foreign	(914)	(309)	(1,110)
State and local	177	(24)	(162)
	2,249	(944)	(1,697)
Income taxes	$5,698	$5,031	$8,549

The differences between the provision for income taxes at the U.S. federal statutory rate and the tax shown in the Statements of Consolidated Income for the year ended December 31 are summarized as follows:

	2016	2015	2014
U. S. federal statutory tax rate	35%	35%	35%

Federal tax at statutory rate	$7,334	$4,097	$7,494
State and local taxes, net of federal benefit	20	89	290
U.S. federal permanent items	400	251	208
Domestic production activities deduction	0	(321)	(536)
Foreign earnings and related tax credits	716	700	700
Non-U.S. tax rate variances	(1,484)	(685)	(1,313)
Unrecognized tax benefits	(195)	(768)	186
Valuation allowance	(414)	1,754	1,925
Tax credits	(252)	(212)	(184)
Other, net	(427)	126	(221)
	$5,698	$5,031	$8,549

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying value for financial statement purposes.  The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2016	2015
Deferred tax assets:
Accrued compensation and benefits	$1,250	$1,199
Inventory valuation reserves	3,422	3,080
Allowance for doubtful accounts	471	335
Benefit plan reserves	11,130	10,878
Net operating loss carryforwards	3,358	3,851
Tax credit carryforwards	0	534
Other accrued expenses	2,445	2,350
Unrealized foreign exchange	2,812	3,179
Gross deferred tax assets	24,888	25,406
Valuation allowance	(3,805)	(5,209)
Net deferred tax assets	21,083	20,197

Deferred tax liabilities:
Depreciation and other basis differences	(8,341)	(5,841)
Intangibles	(2,887)	(2,959)
Undistributed foreign earnings	(1,642)	(1,094)
Other	(83)	(67)
Deferred tax liabilities	(12,953)	(9,961)
Net deferred tax assets	$8,130	$10,236

	2016	2015
Change in net deferred tax assets:
Deferred income tax expense	$(2,249)	$944
Items of other comprehensive income (loss)	(48)	(464)
Currency translation	191	18
Total change in net deferred tax assets	$(2,106)	$498

Deferred taxes are recorded at a rate at which such items are expected to reverse, based on currently enacted tax rates for temporary differences between the financial reporting and income tax basis of assets and liabilities and operating loss and tax credit carryforwards.

At December 31, 2016, the Company had $10.8 million of foreign net operating loss carryforwards of which $10.0 million will have an indefinite carryforward and $.8 million will expire between the years 2024 and 2026.  At December 31, 2016, the Company had $.2 million of tax benefits related to state net operating losses which will expire in 2036.

The Company assesses the available positive and negative evidence to determine if it is more likely than not sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction.  Based on this evaluation, the Company has established a valuation allowance of $3.8 million at December 31, 2016 in order to measure only the portion of the deferred tax asset that is more likely than not to be realized.  The net decrease in valuation allowance during the year was $1.4 million, all of which impacts the income tax provision.

The Company has not established a deferred tax liability associated with approximately $88.5 million of its undistributed foreign earnings at December 31, 2016 as these earnings are considered to be permanently reinvested outside the U.S.  These earnings would be taxable upon the sale or liquidation of these foreign subsidiaries, or upon the remittance of such earnings.  While the measurement of the unrecognized U.S. income taxes with respect to these earnings is not practicable, foreign tax credits would be available to offset some or all of such earnings that would be remitted as dividends.

Income taxes paid net of refunds were approximately $6.9 million in 2016, $12.3 million in 2015 and $7.7 million in 2014.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.  As of December 31, 2016, with few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2013 and state, local or foreign examinations by tax authorities for years before 2010.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the year ended December 31:

	2016	2015	2014
Balance at January 1	$178	$794	$608
Additions for tax positions of prior years	0	0	186
Reductions for tax positions of prior years	0	(616)	0
Expiration of statutes of limitations	(178)	0	0
Balance at December 31	$0	$178	$794

The Company records accrued interest as well as penalties related to unrecognized tax benefits as part of the provision for income taxes.  The Company recognized less than $.1 million, net of the amount reversed due to expiring statutes, during each of the years ended December 31, 2016, 2015 and 2014.  During the year ended December 31, 2016, the Company reduced previously unrecognized tax benefits by $.2 million, primarily due to expiration of statutes of limitations.  The Company had approximately $0, less than $.1 million, and $.6 million accrued for the payment of interest for the years ended December 31, 2016, 2015 and 2014, respectively.  The Company had approximately $0, $.2 million, and $.2 million accrued for the payment of penalties for the years ended December 31, 2016, 2015 and 2014, respectively.  If recognized, approximately $0, $.2 million and $.2 million of unrecognized tax benefits would affect the tax rate for the year ended December 31, 2016, 2015 and 2014, respectively.  The Company does not anticipate a change in the unrecognized tax benefits within the next twelve months.

Note H – Share-Based Compensation

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the year ended December 31, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	12,000	$41.44
Exercised	(6,450)	$35.50
Forfeited	0	$0.00
Outstanding (exercisable and vested) at December 31, 2016	5,550	$48.35	1.8	$54

There were 6,450, 0 and 1,000 in stock options exercised during the year ended December 31, 2016, 2015 and 2014, respectively.  The total intrinsic value of stock options exercised during the year ended December 31, 2016, 2015 and 2014 was less than $.1 million, $0  and less than $.1 million, respectively.  Cash received for the exercise of stock options during 2016 and 2015 was $.2 million and $0, respectively.

The Company recorded no compensation expense related to the stock options for the years ended December 31, 2016, 2015 and 2014, as all options were fully vested as of December 31, 2012.

Long Term Incentive Plan of 2008 and 2016 Incentive Plan

The Company maintains an equity award program to give the Company a competitive advantage in attracting, retaining, and motivating officers, employees and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance.  Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers, and directors were eligible to receive awards of options, restricted shares and restricted share units (RSUs).  The total number of Company common shares reserved for awards under the LTIP was 900,000, of which 800,000 common shares were reserved for RSUs and 100,000 common shares have been reserved for share options.  The Preformed Line Products Company 2016 Incentive Plan (the “Incentive Plan”) was put in place upon approval by the Company’s Shareholders at the 2016 Annual Meeting of Shareholders on May 10, 2016.  No further awards will be made under the LTIP and previously granted awards remain outstanding in accordance with their terms.  Under the Incentive Plan, certain employees, officers, and directors will be eligible to receive awards of options, restricted shares and RSUs.  The total number of Company common shares reserved for awards under the Incentive Plan is 1,000,000 of which 900,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options.  As of December 31, 2016, no options or restricted shares have been granted under the Incentive Plan.  The Incentive Plan expires on May 10, 2026.

Restricted Share Units

For the regular annual grants, a portion of the RSUs is subject to time-based cliff vesting and a portion is subject to vesting based upon the Company’s performance   over a set period for all participants except the CEO.  All of the CEO’s regular annual RSUs are subject to vesting based upon the Company’s performance over a set-year period.

The RSUs are offered at no cost to the employees, however, the participant must remain employed with the Company until the restrictions on the RSUs lapse.  The fair value of RSUs is based on the market price of a common share on the grant date.  The Company currently estimates that the only time-based RSUs to be forfeited are those from the 2015 and 2016 grants due to the retirement of the Company’s Chief Financial Officer in May 2017.  Dividends declared are accrued in cash.

A summary of the RSUs for the year ended December 31, 2016 is as follows:

	Restricted Share Awards
	Performance		Total	Weighted-Average
	and Service	Service	Restricted	Grant-Date
	Required	Required	Awards	Fair Value
Nonvested as of January 1, 2016	91,603	10,872	102,475	$53.88
Granted	79,241	9,901	89,142	33.73
Vested	0	(4,799)	(4,799)	63.95
Forfeited	(40,676)	0	(40,676)	63.95
Nonvested as of December 31, 2016	130,168	15,974	146,142	$38.46

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statement of Consolidated Income.  Compensation expense related to the time-based RSUs for the year ended December 31, 2016, 2015 and 2014 was $.3 million annually for each year.  As of December 31, 2016, there was $.3 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 1.7 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in pre-tax income and sales growth over a requisite performance period.  Depending on the extent to which the performance criterions are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period.  Performance-based compensation expense for the year ended December 31, 2016 was $.9 million, compared to a reduction of compensation expense of $1.0 million for the year ended December 31, 2015 and $1.0 million of expense for the year ended December 31, 2014.  The reduction of performance-based compensation expense during 2015 reflected a reduction in performance-based compensation expense on the 2013 and 2014 performance-based RSU grants due to lower results for growth in pre-tax income and sales.  The Company forfeited 47,832 RSUs granted during 2013 upon vesting of the remaining portion of such awards at December 31, 2015.  The Company forfeited 40,676 RSUs granted during 2014 upon vesting of the remaining portion of such awards at December 31, 2016.  As of December 31, 2016, the remaining performance-based RSUs compensation expense of $2.0 million is expected to be recognized over a period of approximately 1.9 years.

In November 2015, a special, one-time grant of restricted stock was awarded to the CEO and other officers that fully vested on the issuance date of November 30, 2015, as a shorter-term reward for achievements not tied to the performance metrics.  Compensation expense recorded for the restricted stock was $.6 million.

The excess tax benefits from service and performance-based RSUs for the years ended December 31, 2016, 2015 and 2014 was less than $.1 million, less than $.1 million and $.1 million, respectively, for each individual period, as reported on the Consolidated Statements of Cash Flows in financing activities.  This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for restricted shares vested in the current period.

In the event of a Change in Control (as defined in the LTIP and Incentive Plan), vesting of the RSUs will be accelerated and all restrictions will lapse. Nonvested performance-based awards are based on a maximum target potential payout.  Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.

To satisfy the vesting of its RSUs, the Company has reserved new shares from its authorized but unissued shares.  Any additional granted awards will also be issued from the Company’s authorized but unissued shares.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan.  This plan allows for two deferrals.  First, Directors make elective deferrals of Director fees payable and held in the rabbi trust.  The deferred compensation plan allows the Directors to elect to receive Director fees in shares of common stock of the Company at a later date instead of fees paid each quarter in cash.  Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares.  Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock.  The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust.  Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares.  As of December 31, 2016, 297,281 LTIP shares have been deferred and are being held by the rabbi trust.

Share Option Awards

The LTIP permitted and now the Incentive Plan permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant.   Options issued to date under the LTIP vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant.  Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

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

There were 0, 10,500 and 35,500 options granted for the year ended December 31, 2016, 2015 and 2014, respectively.  The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2016	2015	2014
Risk-free interest rate	N/A	2.1%	1.9%
Dividend yield	N/A	1.6%	1.7%
Expected life (years)	N/A	5	5
Expected volatility	N/A	37.9%	42.9%

Activity in the Company’s LTIP for the year ended December 31, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	56,250	$55.30
Granted	0	0
Exercised	(500)	$37.4
Forfeited	(3,000)	$71.62
Outstanding (vested and expected to vest) at December 31, 2016	52,750	$54.54	5.8	$17
Exercisable at December 31, 2016	39,875	$55.42	7.0	$19

There were no options granted during 2016.  The weighted-average grant-date fair value of options granted during 2015 was $13.16. There were 500, 0, and 1,250 stock options exercised during the years ended December 31, 2016, 2015 and 2014, respectively.  The total intrinsic value of stock options exercised was $0 for each year ended December 31, 2016 and 2015.  Cash received for the exercise of stock options during 2016 was less than $.1 million and was $0 in 2015.

For the years ended December 31, 2016, 2015 and 2014, the Company recorded compensation expense related to the stock options currently vested of $.2 million, $.3 million and $.3 million, respectively.  The total compensation cost related to nonvested awards not yet recognized at December 31, 2016 is expected to be $.1 million over a weighted-average period of approximately 1.4 years.

The excess tax benefits from share based awards for the year ended December 31, 2016, 2015 and 2014 was $0, $0 and $.1 million, respectively, as reported on the Consolidated Statements of Cash Flows in financing activities.  This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.

Note I - Computation of Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted-average number of shares of common stock outstanding for each respective period.  Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the years presented.

The calculation of basic and diluted earnings per share for the year ended December 31 was as follows:

	2016	2015	2014
Numerator
Net income	$15,255	$6,675	$12,861

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	5,166	5,350	5,377
Dilutive effect - share-based awards	12	16	5
Diluted weighted-average common shares outstanding	5,178	5,366	5,382

Earnings per common share
Basic	$2.95	$1.25	$2.39

Diluted	$2.95	$1.24	$2.39

For the year ended December 31, 2016, 2015 and 2014, 56,850, 58,350 and 25,000 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

Note J - Goodwill and Other Intangibles

The Company’s finite and indefinite-lived intangible assets consist of the following:

	December 31, 2016		December 31, 2015
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets
Patents	$4,816	$(4,799)	$4,815	$(4,799)
Land use rights	1,070	(180)	1,155	(173)
Trademark	1,725	(1,039)	1,713	(899)
Technology	3,057	(1,031)	3,021	(860)
Customer relationships	12,073	(5,217)	11,816	(4,501)
	$22,741	$(12,266)	$22,520	$(11,232)
Indefinite-lived intangible assets
Goodwill	$15,769		$15,821

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

The Company performed its annual impairment test for goodwill as of October 1, 2016 and October 1, 2015 and determined that no adjustment to the carrying value was required.

During the fourth quarter of 2015, the Company transferred a product line from The Americas segment and consolidated its manufacturing processes into the PLP-USA segment and therefore transferred $3.1 million of goodwill from The Americas to PLP-USA.   The changes in the carrying amount of goodwill by segment for the year ended December 31, 2016 and 2015 are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2015	$3,078	$4,672	$1,528	$8,514	$17,792
Currency translation	0	(754)	(227)	(990)	(1,971)
Balance at December 31, 2015	3,078	3,918	1,301	7,524	15,821

Currency translation and other	0	99	(14)	(137)	(52)
Balance at December 31, 2016	$3,078	$4,017	$1,287	$7,387	$15,769

The Company’s only intangible asset with an indefinite life is goodwill.  The Company’s goodwill is not deductible for tax purposes.

The aggregate amortization expense for other intangibles with finite lives, ranging from 4 to 82 years, for the year ended December 31, 2016, 2015 and 2014 was $1.0 million, $1.2 million and $1.6 million, respectively.  Amortization expense is estimated to be $1.0 million for 2017, $1.0 million for 2018, $1.0 million for 2019, $.9 million for 2020 and $.9 million for 2021.  The weighted-average remaining amortization period is approximately 16.9 years.  The weighted-average remaining amortization period by intangible asset class; patents, 9 years; land use rights, 57.7 years; trademark, 9.5 years; technology, 14.9 years and customer relationships, 13.1 years.

Note K – Fair Value of Financial Assets and Liabilities

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable and short-term debt, approximates its fair value because of the short-term maturity of these instruments.  At December 31, 2016, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. There have been no transfers in or out of Level 2 for the year ended December 31, 2016.  Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	December 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$43,209	$44,391	$31,866	$31,864

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

The accounting policies of the operating segments are the same as those described in Note A in the Notes to Consolidated Financial Statements. No single customer accounts for more than ten percent of the Company’s consolidated revenue.  It is not practical to present revenue by product line.  U.S. net sales for the year ended December 31, 2016, 2015, and 2014 were $135.3 million, $142.5 million and $152.6 million, respectively.  U.S. long-lived assets as of December 31, 2016 and 2015 were $54.0 million and $40.6 million, respectively.

The following table presents a summary of the Company’s reportable segments for the year ended December 31, 2016, 2015 and 2014. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profits in inventory.  During the fourth quarter of 2015, the Company reconfigured a product line in The Americas segment and consolidated its manufacturing processes into the PLP-USA segment.  As such, certain prior year amounts have been reclassified to conform to current year presentation.

	Year Ended December 31
	2016	2015	2014
Net sales
PLP-USA	$135,260	$142,470	$152,567
The Americas	60,049	59,290	75,868
EMEA	56,411	53,778	65,446
Asia-Pacific	84,914	99,128	94,304
Total net sales	$336,634	$354,666	$388,185

Intersegment sales
PLP-USA	$9,471	$9,339	$12,690
The Americas	5,132	5,074	5,875
EMEA	1,363	1,652	1,848
Asia-Pacific	7,827	8,364	11,921
Total intersegment sales	$23,793	$24,429	$32,334

Interest income
PLP-USA	$0	$0	$0
The Americas	79	145	129
EMEA	116	123	223
Asia-Pacific	96	123	131
Total interest income	$291	$391	$483

Interest expense
PLP-USA	$(738)	$(440)	$(427)
The Americas	(14)	(56)	(130)
EMEA	(13)	(23)	(54)
Asia-Pacific	(79)	(46)	(47)
Total interest expense	$(844)	$(565)	$(658)

Income taxes
PLP-USA	$1,494	$2,387	$4,576
The Americas	2,507	1,399	930
EMEA	1,862	1,646	2,122
Asia-Pacific	(165)	(401)	921
Total income taxes	$5,698	$5,031	$8,549

Net income (loss)
PLP-USA	$2,007	$2,031	$7,233
The Americas	5,881	3,178	2,647
EMEA	6,243	4,881	6,192
Asia-Pacific	1,124	(3,415)	(3,211)
Total net income	$15,255	$6,675	$12,861

	Year Ended December 31
	2016	2015	2014
Expenditure for long-lived assets
PLP-USA	$18,314	$5,164	$7,673
The Americas	2,634	2,074	4,788
EMEA	1,450	1,673	1,375
Asia-Pacific	2,327	1,843	3,827
Total expenditures for long-lived assets	$24,725	$10,754	$17,663

Depreciation and amortization
PLP-USA	$4,937	$4,551	$4,521
The Americas	1,874	1,862	2,464
EMEA	1,402	1,464	1,790
Asia-Pacific	3,783	3,655	4,082
Total depreciation and amortization	$11,996	$11,532	$12,857

	As of December 31

	2016	2015
Identifiable assets
PLP-USA	$122,326	$106,854
The Americas	63,643	60,010
EMEA	54,493	50,755
Asia-Pacific	100,475	105,437
	340,937	323,056
Corporate assets	0	314
Total identifiable assets	$340,937	$323,370

Long-lived assets
PLP-USA	$54,048	$40,638
The Americas	16,158	14,937
EMEA	10,619	11,232
Asia-Pacific	24,279	25,158
Total long-lived assets	$105,104	$91,965

Note M - Related Party Transactions

In 2016, the Company purchased 7,703 common shares of the Company from Officers and other employees, at a price per share ranging between $42.10 and $45.20, which was calculated from a 30-day average of market price.  The Audit Committee of the Board of Directors approved these transactions.

On August 23, 2016, the Company purchased 27,448 Common Shares of the Company from a trust for the benefit of Barbara P. Ruhlman and a foundation of which Barbara P. Ruhlman, Robert G. Ruhlman and Bernard Karr are officers, at a price per share of $44.66 which was calculated from a 30-day average of market price.  Barbara P. Ruhlman is Director Emeritus for the Company’s Board of Directors and the mother of Robert G. Ruhlman and grandmother of J. Ryan Ruhlman and Maegan A. Ruhlman, all of whom are also members of the Board of Directors and Messrs. Robert G. and J. Ryan Ruhlman are executive officers of the Company.  The purchase was consummated pursuant to Share Purchase Agreements both dated August 23, 2016, between the Company and the foundation. The Audit Committee of the Board of Directors approved this transaction.

On December 29, 2016, the Company purchased 5,000 shares from Robert G. Ruhlman, at a price per share of $56.38, which was calculated from a 30-day average of market price.  Mr. Ruhlman is Chairman, President and Chief Executive Officer (CEO) of the Company, son of Barbara P. Ruhlman, Director Emeritus and a former member of the Company’s Board of Directors, and father of J.

Ryan Ruhlman and Maegan A. Ruhlman, each of whom are also members of the Board of Directors and Mr. J. Ryan Ruhlman is an executive officer of the Company.  The Audit Committee of the Board of Directors approved this transaction.

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

J. Ryan Ruhlman has worked for the Company for over eleven years, was elected to the Company’s Board of Directors in July 2015 and as Vice President- Marketing and Business Development in December 2015.  He received $189,870 in reportable compensation for 2015 of which $33,725 is attributable to his 2015 award of stock options, and $153,273 in reportable compensation for 2014 of which $39,100 is attributable to his 2014 award of stock options, which amounts are in line with the Company’s compensation for mid-level managers.

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

The Company’s Australian subsidiary utilizes copper extrusion services from Cast Alloy.  For the year ended December 31, 2016, 2015 and 2014, PLP-Australia incurred a total of $.1 million, $.2 million and $.1 million for these expenses, respectively.  Cast Alloy is owned by Simi Almasan, Continuous Improvement Engineer, a current PLP employee.  The Audit Committee of the Board of Directors approved these transactions.

The Company’s New Zealand subsidiary, Electropar currently leases two parcels of property, on which it has its corporate office, manufacturing and warehouse space.  The entities leasing the property to Electropar are owned, in part, by Grant Wallace a Director.  For each year ended December 31, 2016, 2015 and 2014, Electropar incurred a total of $.3 million annually for such lease expense.   The Audit Committee of the Board of Directors approved these transactions.

The Company’s Belos operation hires temporary employees through a temporary work agency, Flex-Work Sp. Z.o.o., which is 50% owned by Agnieszka Rozwadowska.  Agnieszka Rozwadowska is the wife of Piotr Rozwadowska, the Managing Director of the Belos operation located in Poland.  For each year ended December 31, 2016, 2015 and 2014, Belos incurred a total of $.4 million for such temporary labor expense.  The Audit Committee of the Board of Directors approved these transactions.

During 2016, the Company paid approximately $210,000 in legal fees to Baker & Hostetler LLP, of which R. Steven Kestner is the Chairman and the chair of its policy committee.  Mr. Kestner is a director of the Company.

Note N -Business Combinations

On January 31, 2014, the Company acquired Helix Uniformed Limited (Helix), located in Montreal, Quebec, Canada.  From an accounting perspective, the acquisition is not considered material.  The acquisition of Helix diversified the Company’s business in Canada, expanded its manufacturing footprint and enhanced its engineering capabilities. The results of Helix are included in The Americas reportable segment.  The values related to the acquisition have been finalized.

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

The following is a rollforward of the product warranty reserve:

	2016	2015	2014
Balance at January 1	$714	$892	$1,140
Additions charged to costs and expenses	649	74	(45)
Warranty usage	(269)	(158)	(133)
Currency translation	(36)	(94)	(70)
Balance at December 31	$1,058	$714	$892

Note P - Quarterly Financial Information (unaudited)

The following table summarizes the Company’s results of operations for each of the quarters in 2016 and 2015:

	Quarter ended
	March 31	June 30	September 30	December 31
2016
Net sales	$78,682	$83,220	$88,299	$86,433
Gross profit	24,289	26,806	28,855	29,464
Income before income taxes	3,656	3,773	6,534	6,990
Net income	2,658	2,755	4,742	5,100
Net income, basic	$0.51	$0.53	$0.92	$1.00
Net income, diluted	$0.51	$0.53	$0.92	$0.99

2015
Net sales	$85,790	$87,869	$89,046	$91,961
Gross profit	24,760	26,444	26,159	26,089
Income (loss) before income taxes	(59)	4,466	2,141	5,158
Net (loss) income	(256)	3,680	206	3,045
Net income (loss), basic	(0.05)	0.68	0.04	0.58
Net income (loss), diluted	$(0.05)	$0.68	$0.04	$0.58

Note Q – Charges related to restructuring activities

During the year ended December 31, 2015, the Company reconfigured one of its operations within its Asia Pacific segment by reducing its workforce and manufacturing facilities while outsourcing production predominantly to its locations with lower cost operations.  This was done in response to a slowdown in economic activity in the region as well as continued downward market pressure on prices.   Additionally, the Company initiated a reconfiguration in the PLP-USA segment which was primarily a reduction in personnel and facilities in response to downward market pressure on prices.  Both of these actions reduced infrastructure and manufacturing costs.  There was $.1 million and $4.0 million of expense recognized in the twelve months ended December 31, 2016 and 2015, respectively.  The restructuring liability related to lease termination costs at December 31, 2016 of $.5 million was recorded in Accrued expenses.

A summary by reporting segment of the accruals recorded as a result of the restructuring is as follows:

	Severance	Lease Termination Costs	Asset Disposals	Other	Total
December 31, 2015 Balance
Total	$150	$908	$0	$5	$1,063
Charges
PLP-USA	59	0	0	0	59
Asia-Pacific	0	0	0	0	0
Total	59	0	0	0	59
Payments and other adjustments
PLP-USA	(209)	(304)	0	(5)	(518)
Asia-Pacific	0	(126)	0	0	(126)
Total	(209)	(430)	0	(5)	(644)
December 31, 2016 Balance
PLP-USA	0	0	0	0	0
Asia-Pacific	0	478	0	0	478
Total	$0	$478	$0	$0	$478

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded based on their review thereof that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of the consolidated financial statements in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer and Vice President of Finance, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based upon its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report, a copy of which is included below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Preformed Line Products Company

We have audited Preformed Line Products Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Preformed Line Products Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Preformed Line Products Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Preformed Line Products Company as of December 31, 2016 and 2015 and the related statements of consolidated income, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Preformed Line Products Company and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 10, 2017

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the information under the captions “Corporate Governance – Board Composition”, “Corporate Governance - Election of Directors”, “Section 16(a) Beneficial Ownership Compliance”, “Corporate Governance – Code of Conduct” and “Corporate Governance – Board Committees and Meetings – Audit Committee” in the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 9, 2017 (the “Proxy Statement”).  Information relative to executive officers of the Company is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information set forth under the caption “Directors and Executive Officers Compensation” and “Compensation Policies and Risk” in the Proxy Statement is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services

The information set forth under the captions “Independent Registered Public Accounting Firm”, “Audit Fees”, “Audit-Related Fees”, “Tax Fees” and “All Other Fees” in the Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedule

Page	Financial Statements

35	Consolidated Balance Sheets
36	Statements of Consolidated Income
37	Statements of Consolidated Comprehensive Income (Loss)
38	Statements of Consolidated Cash Flows
39	Statements of Consolidated Shareholders’ Equity
40	Notes to Consolidated Financial Statements

Page	Schedule

69	II - Valuation and Qualifying Accounts

(b)	Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

4	Description of Specimen Share Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.2	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s 10-K filed for the year ended December 31, 2007).*

10.3	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.4	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

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

10.8

Amended and Restated Loan Agreement dated September 24, 2015 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2015).

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

10.18

Shares Purchase Agreement, dated August 23, 2016, between the Company and the Irrevocable Trust Agreement Between Barbara P. Ruhlman and Bernard L. Karr, dated July 29, 2008 (incorporated by reference to the Company’s Form 8-K filed on August 23, 2016).

10.19	Share Purchase Agreement, dated August 23, 2016, between the Company and the Thomas F. Peterson Foundation (incorporated by reference to the Company’ Form 8-K filed on August 23, 2016).

10.20	Form of Restricted Stock Agreement under the Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2015).*

10.21

Form of Restricted Stock Unit Award Agreement under the Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2015).*

10.22 10.23 10.24

Amendment to Amended and Restated Loan Agreement dated November 6, 2015 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2015).

Preformed Line Products Company 2016 Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed March 17, 2016).

Promissory Note dated June 27, 2016, between the Company and PNC Bank, National Association (incorporated by referenced to the Company’s Form 10-Q for the quarter ended June 30, 2016).

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

Preformed Line Products Company

March 10, 2017	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(principal executive officer)

March 10, 2017	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer, Vice President - Finance
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 10, 2017	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer

March 10, 2017	/s/ Glenn E. Corlett
Glenn E. Corlett
Director

March 10, 2017	/s/ Matthew E. Frymier
Matthew E. Frymier
Director

March 10, 2017	/s/ Michael E. Gibbons
Michael E. Gibbons
Director

March 10, 2017	/s/ R. Steven Kestner
R. Steven Kestner
Director

March 10, 2017	/s/ Richard R. Gascoigne
Richard R. Gascoigne
Director

March 10, 2017	/s/ J. Ryan Ruhlman
J. Ryan Ruhlman
Director
March 10, 2017	/s/Maegan A. Ruhlman
Maegan A. Ruhlman
Director

PREFORMED LINE PRODUCTS COMPANY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2016, 2015 and 2014

(Thousands of dollars)

For the year ended December 31, 2016:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period
Allowance for doubtful accounts	$1,871	$1,809	$(864)	$(1)	$2,815
Reserve for credit memos	455	(674)	613	1	395
Slow-moving and obsolete inventory reserves	10,230	2,825	(1,408)	(87)	11,560
Accrued product warranty	714	649	(269)	(36)	1,058
Foreign net operating loss tax carryforwards	5,209	346	(1,175)	(575)	3,805

For the year ended December 31, 2015:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period
Allowance for doubtful accounts	$1,943	$524	$(414)	$(182)	$1,871
Reserve for credit memos	428	437	(408)	(2)	455
Slow-moving and obsolete inventory reserves	9,183	2,477	(1,509)	79	10,230
Accrued product warranty	892	74	(158)	(94)	714
Foreign net operating loss tax carryforwards	3,614	2,105	(287)	(223)	5,209

For the year ended December 31, 2014:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period
Allowance for doubtful accounts	$1,441	$803	$(260)	$(41)	$1,943
Reserve for credit memos	672	408	(652)	0	428
Slow-moving and obsolete inventory reserves	8,075	2,244	(701)	(435)	9,183
Accrued product warranty	1,140	(45)	(133)	(70)	892
Foreign net operating loss tax carryforwards	1,420	2,553	(232)	(127)	3,614

(a)

Other additions or deductions relate to translation adjustments, the expiration of U.S. capital loss and certain foreign net operating loss carryforwards and for 2014 reflects the expiration of certain foreign net operating loss carryforwards.

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

10.8

Amended and Restated Loan Agreement dated September 24, 2015 between the Company and PNC Bank, National Association, (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2015).

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

10.18

Shares Purchase Agreement, dated August 23, 2016, between the Company and the Irrevocable Trust Agreement Between Barbara P. Ruhlman and Bernard L. Karr, dated July 29, 2008 (incorporated by reference to the Company’s Form 8-K filed on August 23, 2016).

10.19	Share Purchase Agreement, dated August 23, 2016, between the Company and the Thomas F. Peterson Foundation (incorporated by reference to the Company’ Form 8-K filed on August 23, 2016).
10.20 10.21

Form of Restricted Stock Agreement under the Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2015).

Form of Restricted Stock Unit Award Agreement under the Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2015).

10.22 10.23 10.24

Amendment to Amended and Restated Loan Agreement dated November 6, 2015 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2015).Preformed Line Products Company 2016 Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed March 17, 2016).

Promissory Note dated June 27, 2016, between the Company and PNC Bank, National Association (incorporated by referenced to the Company’s Form 10-Q for the quarter ended June 30, 2016).

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