Form 10-Q
period 2017-03-31
PREFORMED LINE PRODUCTS CO
filed 2017-05-05
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of common shares outstanding as of May 1, 2017: 5,118,088.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$31,034	$30,737
Accounts receivable, less allowances of $3,276 ($3,210 in 2016)	70,513	63,415
Inventories - net	77,440	74,484
Prepaids	4,248	3,353
Prepaid taxes	6,389	8,682
Other current assets	6,385	8,436
TOTAL CURRENT ASSETS	196,009	189,107
Property, plant and equipment - net	106,812	105,104
Intangibles - net	10,504	10,475
Goodwill	16,145	15,769
Deferred income taxes	10,469	10,208
Other assets	10,601	10,274
TOTAL ASSETS	$350,540	$340,937
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$23,893	$21,978
Notes payable to banks	664	1,315
Current portion of long-term debt	1,448	1,448
Accrued compensation and amounts withheld from employees	10,465	10,040
Accrued expenses and other liabilities	14,690	12,331
Accrued profit-sharing and other benefits	2,703	6,251
Dividends payable	1,055	1,037
Income taxes payable	972	1,055
TOTAL CURRENT LIABILITIES	55,890	55,455
Long-term debt, less current portion	45,319	42,943
Unfunded pension obligation	10,368	10,423
Deferred income taxes	2,126	2,078
Other noncurrent liabilities	6,704	6,495
SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,118,088 and 5,117,753 issued and outstanding, at March 31, 2017 and December 31, 2016, respectively	12,513	12,508
Common shares issued to rabbi trust, 297,408 and 297,281 shares at March 31, 2017 and December 31, 2016, respectively	(12,069)	(12,054)
Deferred compensation liability	12,069	12,054
Paid-in capital	25,315	24,629
Retained earnings	303,877	303,415
Treasury shares, at cost, 1,138,277 and 1,136,443 shares at March 31, 2017 and December 31, 2016, respectively	(59,747)	(59,640)
Accumulated other comprehensive loss	(51,825)	(57,369)
TOTAL SHAREHOLDERS’ EQUITY	230,133	223,543
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$350,540	$340,937

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended March 31
	2017	2016
(Thousands of dollars, except per share data)
Net sales	$84,569	$78,682
Cost of products sold	59,904	54,393
GROSS PROFIT	24,665	24,289
Costs and expenses
Selling	8,284	7,631
General and administrative	10,329	10,086
Research and engineering	3,690	3,738
Other operating (income) expense - net	104	(853)
	22,407	20,602
OPERATING INCOME	2,258	3,687
Other income (expense)
Interest income	104	75
Interest expense	(299)	(158)
Other income - net	55	52
	(140)	(31)
INCOME BEFORE INCOME TAXES	2,118	3,656
Income taxes	600	998
NET INCOME	$1,518	$2,658
BASIC EARNINGS PER SHARE
Net income	$0.30	$0.51
DILUTED EARNINGS PER SHARE
Net income	$0.30	$0.51
Cash dividends declared per share	$0.20	$0.20
Weighted-average number of shares outstanding - basic	5,118	5,211
Weighted-average number of shares outstanding - diluted	5,130	5,229

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31
	2017	2016
(Thousands of dollars)
Net income	$1,518	$2,658
Other comprehensive income, net of tax
Foreign currency translation adjustment	5,472	3,867
Recognized net actuarial gain (net of tax provision of $44 and $46 for the three months ended March 31, 2017 and 2016, respectively.	72	77
Other comprehensive income, net of tax	5,544	3,944
Comprehensive income	$7,062	$6,602

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
	2017	2016
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$1,518	$2,658
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	2,972	2,710
Provision for accounts receivable allowances	287	(10)
Provision for inventory reserves	457	9
Deferred income taxes	(289)	(23)
Share-based compensation expense	561	363
Gain on sale of property and equipment	(7)	(48)
Other - net	193	57
Changes in operating assets and liabilities
Accounts receivable	(6,144)	(2,368)
Inventories	(1,517)	1,657
Trade accounts payable and accrued liabilities	(210)	(2,331)
Income taxes - net	1,997	(196)
Other - net	(1,387)	(1,284)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,569)	1,194
INVESTING ACTIVITIES
Capital expenditures	(2,217)	(5,508)
Proceeds from the sale of property and equipment	17	61
Restricted cash and maturity (purchase) of fixed-term deposits - net	2,551	3,216
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	351	(2,231)
FINANCING ACTIVITIES
(Decrease) increase in notes payable to banks	(695)	351
Proceeds from the issuance of long-term debt	15,463	15,706
Payments of long-term debt	(13,155)	(11,674)
Dividends paid	(1,037)	(1,056)
Excess tax expenses from share-based awards	0	(8)
Purchase of common shares for treasury	0	(627)
Purchase of common shares for treasury from related parties	(107)	(33)
NET CASH PROVIDED BY FINANCING ACTIVITIES	469	2,659
Effects of exchange rate changes on cash and cash equivalents	1,046	(652)
Net increase in cash and cash equivalents	297	970
Cash and cash equivalents at beginning of year	30,737	30,393
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,034	$31,363

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2017.

The Consolidated Balance Sheet at December 31, 2016 has been derived from the audited consolidated financial statements, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s 2016 Annual Report on Form 10-K filed on March 10, 2017 with the Securities and Exchange Commission.

NOTE B – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	March 31, 2017	December 31, 2016
Raw materials	$41,570	$37,535
Work-in-process	10,249	9,057
Finished Goods	33,569	35,629
	85,388	82,221
Excess of current cost over LIFO cost	(2,837)	(2,784)
Noncurrent portion of inventory	(5,111)	(4,953)
	$77,440	$74,484

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $27.9 million at March 31, 2017 and $28.6 million at December 31, 2016. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three months ended March 31, 2017 and March 31, 2016, the net change in LIFO inventories resulted in a $.1 million and $.4 million benefit to Income before income taxes, respectively.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment—net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	March 31, 2017	December 31, 2016
Land and improvements	$12,960	$12,584
Buildings and improvements	74,085	72,662
Machinery, equipment and aircraft	162,441	158,078
Construction in progress	4,084	3,877
	253,570	247,201
Less accumulated depreciation	146,758	142,097
	$106,812	$105,104

Legal proceedings

The Company and its subsidiaries Helix Uniformed Ltd. (“Helix”) and Preformed Line Products (Canada) Limited (“PLPC Canada”), were each named, jointly and severally, with each of SNC-Lavalin ATP, Inc. (“SNC ATP”), HD Supply Canada Inc., by its trade names HD Supply Power Solutions and HD Supply Utilities (“HD Supply”), and Anixter Power Solutions Canada Inc. (the corporate successor to HD Supply, “Anixter” and, together with the Company, PLPC Canada, Helix, SNC ATP and HD Supply, the “Defendants”) in a complaint filed by Altalink, L.P. (the “Plaintiff”) in the Court of Queen’s Bench of Alberta in Alberta, Canada in November 2016 (the “Complaint”).

The Complaint states that Plaintiff engaged SNC ATP to design, engineer, procure and construct numerous power distribution and transmission facilities in Alberta (the “Projects”) and that through SNC ATP and HD Supply (now Anixter), spacer dampers manufactured by Helix were procured and installed in the Projects.  The Complaint alleges that the spacer dampers have and may continue to become loose, open and detach from the conductors, resulting in damage and potential injury and a failure to perform the intended function of providing spacing and damping to the Project.  The Plaintiffs are seeking an estimated $56 million in damages jointly and severally from the Defendants, representing the costs of monitoring and replacing the spacer dampers and remediating property damage, due to alleged defects in the design and construction of, and supply of materials for, the Projects by SNC ATP and HD Supply/Anixter and in the design of the spacer dampers by Helix.

The lawsuit is in its very early stages, but the Company believes the claims against it are without merit and intends to vigorously defend against such claims. However, the Company is unable to predict the outcome of this case and, if determined adversely to the Company, it could have a material effect on the Company’s financial results.

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

NOTE C – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”).  Net periodic benefit cost for this plan included the following components:

	Three Months Ended March 31,
	2017	2016
Service cost	$56	$55
Interest cost	365	365
Expected return on plan assets	(475)	(450)
Recognized net actuarial loss	116	123
Net periodic benefit cost	$62	$93

No contributions were made to the Plan during the three months ended March 31, 2017. The Company does not anticipate contributing additional funding to the Plan in 2017.

NOTE D – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at January 1	$(5,874)	$(51,495)	$(57,369)	$(6,235)	$(47,916)	$(54,151)
Other comprehensive income (loss) before reclassifications:
Gain on foreign currency translation adjustment	0	5,472	5,472	0	3,867	3,867
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	72	0	72	77	0	77
Net current period other comprehensive income	72	5,472	5,544	77	3,867	3,944
Balance at March 31	$(5,802)	$(46,023)	$(51,825)	$(6,158)	$(44,049)	$(50,207)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE E – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Numerator
Net income	$1,518	$2,658
Denominator
Determination of shares
Weighted-average common shares outstanding	5,118	5,211
Dilutive effect - share-based awards	12	18
Diluted weighted-average common shares outstanding	5,130	5,229
Earnings per common share
Basic	$0.30	$0.51
Diluted	$0.30	$0.51

For the three months ended March 31, 2017 and 2016, 33,350 and 61,800 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

NOTE F – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	March 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,819	$(4,795)	$4,816	$(4,799)
Land use rights	1,136	(184)	1,070	(180)
Trademarks	1,744	(1,056)	1,725	(1,039)
Technology	3,114	(1,091)	3,057	(1,031)
Customer relationships	12,220	(5,403)	12,073	(5,217)
	$23,033	$(12,529)	$22,741	$(12,266)
Indefinite-lived intangible assets
Goodwill	$16,145		$15,769

The aggregate amortization expense for other intangibles with finite lives for each of the three months ended March 31, 2017 and 2016 was $.3 million.  Amortization expense is estimated to be $.8 million for the remaining period of 2017, $1.0 million annually for 2018, 2019, and $.9 million for both 2020 and 2021. The weighted-average remaining amortization period is approximately 16.8 years. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 8.8 years; land use rights, 57.8 years; trademarks, 9.6 years; technology, 14.6 years; and customer relationships, 12.9 years.

The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. The Company performs its annual impairment test for goodwill utilizing a discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly different. However, the Company believes that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.  The Company’s valuation method uses Level 3 inputs under the fair value hierarchy.

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the three months ended March 31, 2017 are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2017	$3,078	$4,017	$1,287	$7,387	$15,769
Currency translation	0	61	86	229	376
Balance at March 31, 2017	$3,078	$4,078	$1,373	$7,616	$16,145

NOTE G – SHARE-BASED COMPENSATION

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the three months ended March 31, 2017 as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	5,550	$48.35
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	0	$0.00
Outstanding (exercisable and vested) at March 31, 2017	5,550	$48.35	1.6	$21

There were no stock options exercised during the three months ended March 31, 2017 or 2016.

The Company recorded no compensation expense related to stock options for the three months ended March 31, 2017 and 2016.

Long Term Incentive Plan of 2008 and 2016 Incentive Plan

The Company maintains an equity award program to give the Company a competitive advantage in attracting, retaining, and motivating officers, employees and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers, and directors were eligible to receive awards of options, restricted shares and restricted share units (RSUs). The total number of Company common shares reserved for awards under the LTIP was 900,000, of which 800,000 common shares were reserved for RSUs and 100,000 common shares have been reserved for share options. The LTIP was terminated and replaced with the Preformed Line Products Company 2016 Incentive Plan (the “Incentive Plan”) in May 2016 upon approval by the Company’s Shareholders at the 2016 Annual Meeting of Shareholders on May 10, 2016. No further awards will be made under the LTIP and previously granted awards remain outstanding in accordance with their terms. Under the Incentive Plan, certain employees, officers, and directors will be eligible to receive awards of options, restricted shares and RSUs. The total number of Company common shares reserved for awards under the Incentive Plan is 1,000,000 of which 900,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options. As of March 31, 2017, no options or restricted shares have been granted under the Incentive Plan.  The Incentive Plan expires on May 10, 2026.

Restricted Share Units

For the regular annual grants, a portion of the RSUs is subject to time-based cliff vesting and a portion is subject to vesting based upon the Company’s performance over a set period for all participants except the CEO. All of the CEO’s regular annual RSUs are subject to vesting based upon the Company’s performance over a set-year period.

The RSUs are offered at no cost to the employees. The fair value of RSUs is based on the market price of a common share on the grant date. The Company currently estimates that the only time-based RSUs to be forfeited are those from the 2015, 2016 and 2017 grants due to the retirement of the Company’s Chief Financial Officer in May 2017. Dividends declared are accrued in cash.

A summary of the RSUs outstanding under the LTIP for the three months ended March 31, 2017 is as follows:

	Restricted Share Units
	Performance and Service Required (1)	Service Required	Total Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2017	130,168	15,974	146,142	$38.46
Granted	80,247	10,560	90,807	54.60
Vested	0	0	0	0.00
Forfeited	0	0	0	0.00
Nonvested as of March 31, 2017	210,415	26,534	236,949	$44.64

(1)	Nonvested performance-based RSUs are reflected at the maximum performance achievement level.

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Compensation expense related to the time-based RSUs for each of the three-month periods ended March 31, 2017 and March 31, 2016 was $.1 million.  As of March 31, 2017, there was $.7 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 2.3 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in either operating or pre-tax income and sales growth over a requisite performance period.  Depending on the extent to which the performance criterions are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period.  Performance-based compensation expense for the three months ended March 31, 2017 and 2016 was $.4 million and $.3 million, respectively.  As of March 31, 2017, the remaining performance-based RSUs compensation expense of $3.6 million is expected to be recognized over a period of approximately 2.3 years.

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

There were no options granted for the three months ended March 31, 2017 or 2016.

Stock option activity under the Company’s LTIP for three months ended March 31, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	52,750	$54.54
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	0	$0.00
Outstanding (vested and expected to vest) at March 31, 2017	52,750	$54.54	5.6	$158
Exercisable at March 31, 2017	42,875	$56.55	6.7	$90

There were no stock options exercised during the three months ended March 31, 2017 or 2016.

For the three months ended March 31, 2017 and March 31, 2016, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million.  The total compensation cost related to nonvested awards not yet recognized at March 31, 2017 is expected to be $.1 million over a weighted-average period of approximately 1.1 years.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s common shares held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of March 31, 2017, 297,408 shares have been deferred and are being held in the rabbi trust.

NOTE H – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At March 31, 2017, the fair value of the Company’s long-term debt was estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be Level 2 inputs. There have been no transfers in or out of Level 2 for the three months ended March 31, 2017.  Based on the analysis performed, the carrying value of the Company’s long-term debt approximates fair value at March 31, 2017 and December 31, 2016.

NOTE I – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU 2016-09”, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 amends several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The Company adopted ASU 2016-09 effective January 1, 2017.

ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises to be recognized as a discrete income tax adjustment in the income statement.  Previously, these amounts were recognized in Paid in capital.  The Company had $0 excess tax benefit recorded during the three months ended March 31, 2017.   In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, resulting in an insignificant increase in diluted weighted average number of shares outstanding for the three months ended March 31, 2017 and an immaterial impact on earnings per share.

ASU 2016-09 requires that excess tax benefits from share-based compensation awards be reported as operating activities in the  Statements of Consolidated Cash Flows.  Previously, this activity was included in financing activities on the Statements of Consolidated Cash Flows.  As permitted, the Company has elected to apply this change prospectively.

ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax withholding purposes be reported as financing activities in the Statements of Consolidated Cash Flows on a retrospective basis.  Previously, this activity was included in financing activities and, therefore, this resulted in no impact to the Statements of Consolidated Cash Flows.

The Company has elected to account for forfeitures as they occur to estimate the number of stock-based awards expected to vest as permitted by ASU 2016-09.

In July 2015, the FASB issued Accounting Standards Update 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS).  The Company adopted ASU 2015-11 effective January 1, 2017.  Under ASU 2015-11, an entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendments in this Update are effective for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years.  The amendments in this Update have been applied prospectively and did not have an effect on Company’s consolidated financial statements for the three months ended March 31, 2017.

NOTE J – NEW ACCOUNTING STANDARDS TO BE ADOPTED

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  The guidance is effective for fiscal years beginning after December 15, 2017.  Early adoption is permitted for any entity in any interim or annual period.  If an entity early adopts the amendment in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period as well as the nature and reason for the change in accounting principle.  The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” to eliminate Step 2 from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. The guidance is effective for fiscal years beginning after December 15, 2019.  Early application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.”  ASU 2016-16 modifies the recognition of income tax expense resulting from intra-entity transfers of assets other than inventory.  Pursuant to this amendment, entities should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  This amendment eliminates the exception for an intra-entity transfer of assets other than inventory.  This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the annual reporting period.  Early adoption is permitted for any entity in any interim or annual period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09.  ASU 2014-09 requires an entity to recognize revenue in a matter that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue.  The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers.  An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with cumulative effect of initially applying the update recognized at the date of initial application.  In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date of the amendment to annual reporting periods beginning after December 15, 2017, including interim periods therein.  Although early adoption is permitted, the Company plans to adopt the new guidance effective January 1, 2018.  The Company in the process of identifying changes to our processes and controls to meet the standard’s reporting and disclosure requirements.  The Company will continue to update the assessment of the impact of ASU 2014-09 and related updates to the Company’s consolidated financial statements and will disclose material impacts, if any.

NOTE K – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three months ended March 31, 2017 and 2016. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended March 31
	2017	2016
Net sales
PLP-USA	$34,861	$34,647
The Americas	16,570	12,452
EMEA	13,852	13,918
Asia-Pacific	19,286	17,665
Total net sales	$84,569	$78,682
Intersegment sales
PLP-USA	$3,007	$2,213
The Americas	1,241	1,292
EMEA	315	399
Asia-Pacific	2,051	1,748
Total intersegment sales	$6,614	$5,652
Income taxes
PLP-USA	$(422)	$(20)
The Americas	711	547
EMEA	203	505
Asia-Pacific	108	(34)
Total income taxes	$600	$998
Net income (loss)
PLP-USA	$(632)	$(123)
The Americas	1,785	1,095
EMEA	619	1,694
Asia-Pacific	(254)	(8)
Total net income	$1,518	$2,658

	March 31, 2017	December 31, 2016
Assets
PLP-USA	$121,452	$122,326
The Americas	65,578	63,643
EMEA	59,086	54,493
Asia-Pacific	104,424	100,475
Total identifiable assets	$350,540	$340,937

NOTE L – INCOME TAXES

The Company’s effective tax rate was 28% and 27% for the three months ended March 31, 2017 and 2016, respectively.  The lower effective tax rate for the three months ended March 31, 2017 and 2016 compared to the U.S. federal statutory tax rate of 35% was primarily due to an increase in earnings in jurisdictions with lower tax rates than the U.S. federal statutory tax rate where such earnings are permanently reinvested.

As described in Note I, effective January 1, 2017, the Company adopted the new guidance (ASU 2016-09) and will record excess tax benefits or tax deficiencies from stock-based compensation in the Statements of Consolidated Income within the provision for income taxes rather than in the Consolidated Balance Sheets within Paid-in capital.  The adoption of ASU 2016-09 did not have a material impact to the Company’s consolidated financial statements.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  No significant changes to the valuation allowance were reflected for the period ended March 31, 2017.

During the period ended March 31, 2017, the Company did not record any unrecognized tax benefits and as of March 31, 2017, the Company had no unrecognized tax benefits.  The Company does not anticipate any significant changes to its gross unrecognized tax benefits within the next twelve months.

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

The following is a rollforward of the product warranty reserve:

	Three Months Ended March 31,
	2017	2016
Beginning of period balance	$1,058	$714
Additions charged to income	27	3
Warranty usage	(103)	(41)
Currency translation	31	12
End of period balance	$1,013	$688

NOTE N – CHARGES RELATED TO RESTRUCTURING ACTIVITIES

The Company previously reconfigured one of its operations within its Asia Pacific segment by reducing its workforce and manufacturing facilities while outsourcing production predominantly to its locations with lower cost operations. This was done in response to a slowdown in economic activity in the region as well as continued downward market pressure on prices.  These actions reduced go-forward infrastructure and manufacturing costs.  There was no expense in the three months ended March 31, 2017 and expense of $.1 million recognized in the three months ended March 31, 2016 for these restructuring activities.  The restructuring liability remaining at March 31, 2017 of $.5 million was recorded in Accrued expenses.

A summary by reporting segment of the accruals recorded as a result of the restructuring is as follows:

		Lease
		Termination
	Severance	Costs	Other	Total
December 31, 2016 Balance
Asia-Pacific	0	478	0	478
Total	$0	$478	$0	$478
Charges
Asia-Pacific	0	0	0	0
Total	0	0	0	0
Payments and other adjustments
Asia-Pacific	0	(14)	21	7
Total	0	(14)	21	7
March 31, 2017 Balance
Asia-Pacific	0	464	21	485
Total	$0	$464	$21	$485

NOTE O – DEBT ARRANGEMENTS

At June 27, 2016, the Company borrowed $14.5 million at a fixed rate of 2.71%, due July 1, 2026 to finance the purchase of a Company aircraft. The loan is secured by the newly purchased aircraft.  On August 22, 2016, the Company increased its borrowing capacity under the credit facility from $50 million to $65 million and extended the term to June 30, 2019. All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless its funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread becomes 1.500%.  In 2016, the Company’s Australian subsidiary borrowed $1.5 million Australian dollars at a rate of 1.125 plus the Australian Bank Bill Swap Bid Rate with a term expiring June 30, 2019.  At March 31, 2017, the interest on the Australian line of credit agreement was 2.745%.  Under the credit facility, at March 31, 2017, the Company had utilized $33.2 million with  $31.8 million available under the line of credit net of long-term outstanding letters of credit.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability.  At March 31, 2017, the Company was in compliance with these covenants.

NOTE P – RELATED PARTY TRANSACTIONS

On January 3, 2017, the Company purchased 1,834 shares of the Company from Officers at a price per share of $58.58, which was calculated from a 30-day average of market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

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

OVERVIEW

Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) was incorporated in Ohio in 1947.  We are an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries. Our primary products support, protect, connect, terminate, and secure cables and wires. We also provide solar hardware systems, mounting hardware for a variety of solar power applications, and fiber optic and copper splice closures. PLPC is respected around the world for quality, dependability and market-leading customer service. Our goal is to continue to achieve profitable growth as a leader in the research, innovation, development, manufacture, and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets. We have 27 sales and manufacturing operations in 18 different countries.

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

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies strengthen against the U.S. dollar, our sales and costs increase as the foreign currency-denominated financial statements translate into more U.S. dollars.  On average, foreign currencies strengthened against the U.S. dollar in the first quarter of 2017 in contrast to the foreign currencies weakening during the first quarter of 2016.  The fluctuations of foreign currencies during the three months ended March 31, 2017 had a favorable impact on net sales of $1.3 million compared to the same period in 2016.  On a reportable segment basis, the favorable (unfavorable) impact of foreign currency on net sales and net income for the three months ended March 31, 2017 was as follows:

	Foreign Currency Translation Impact
	Three Months Ended March 31, 2017
(Thousands of dollars)	Net Sales	Net Income
The Americas	$1,310	$96
EMEA	(355)	(78)
Asia-Pacific	386	(9)
Total	$1,341	$9

The operating results for the three months ended March 31, 2017 are compared to the same period in 2016. Net sales for the three months ended March 31, 2017 of $84.6 million increased $5.9 million, or 7%, compared to 2016.  Excluding the favorable effect of currency translation, net sales increased to $83.2 million for the three months ended March 31, 2017 versus March 31, 2016.  As a percentage of net sales, gross profit decreased to 29.2% in 2017 from 30.9% in 2016.  Gross profit for the three months ended March 31, 2017 of $24.7 million increased $.4 million compared to 2016. Excluding the favorable effect of currency translation, gross profit increased $.2 million, or 1%, compared to 2016.  Costs and expenses of $22.4 million increased $1.8 million compared to 2016. Excluding the unfavorable effect of currency translation, costs and expenses increased $1.6 million compared to 2016.  Operating income for the three months ended March 31, 2017 was $2.3 million, a decrease of $1.4 million compared to 2016. Net income for the three months ended March 31, 2017 of $1.5 million was a decrease of $1.1 million compared to the net income in 2016.  The effect of currency translation had immaterial impact on both operating income and net income.

The following table reflects the impact of foreign currency fluctuations on operating income for the three months ended March 31, 2017 and 2016:

	Foreign Currency Translation Impact
	Three Months Ended March 31
(Thousands of dollars)	2017	2016
Operating income	$2,258	$3,687
Translation gain	(18)	0
Transaction gain	(185)	(1,038)
Operating income excluding currency impact	$2,055	$2,649

Despite the uncertainty in the current global economy, we believe our business fundamentals and our financial position are sound and that we are strategically well-positioned. We remain focused on assessing our business structure, global facilities and overall capacity in conjunction with the requirements of local manufacturing in the markets that we serve. If necessary, we will modify redundant processes and utilize our global manufacturing network to manage costs, increase sales volumes and deliver value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 20.6% and can borrow needed funds at a competitive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended March 31, 2017 and 2016. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended March 31
(Thousands of dollars)	2017		2016		Change
Net sales	$84,569	100.0%	$78,682	100.0%	$5,887
Cost of products sold	59,904	70.8	54,393	69.1	5,511
GROSS PROFIT	24,665	29.2	24,289	30.9	376
Costs and expenses	22,407	26.5	20,602	26.2	1,805
OPERATING INCOME	2,258	2.7	3,687	4.7	(1,429)
Other expense - net	(140)	(0.2)	(31)	(0.0)	(109)
INCOME BEFORE INCOME TAXES	2,118	2.5	3,656	4.6	(1,538)
Income taxes	600	0.7	998	1.3	(398)
NET INCOME	$1,518	1.8%	$2,658	3.4%	$(1,140)

Net sales. For the three months ended March 31, 2017, net sales were $84.6 million, an increase of $5.9 million, or 7%, from the three months ended March 31, 2016.  Excluding the effect of currency translation, net sales for the three months ended March 31, 2017 increased $4.5 million, or 6%, compared to the same period in 2016 as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2017	2016	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$34,861	$34,647	$214	$0	$214	1%
The Americas	16,570	12,452	4,118	1,310	2,808	23
EMEA	13,852	13,918	(66)	(355)	289	2
Asia-Pacific	19,286	17,665	1,621	386	1,235	7
Consolidated	$84,569	$78,682	$5,887	$1,341	$4,546	6%

The increase in PLP-USA net sales of $.2 million, or 1%, was primarily due to a volume increase in transmission and communication sales, partially offset by a decrease in solar sales.  International net sales for the three months ended March 31, 2017 were favorably affected by $1.3 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation.  The Americas net sales of $16.6 million increased $2.8 million, or 23%, primarily due to a volume increase in transmission and communication sales.  EMEA net sales of $13.9 million increased $.3 million, or 2%, primarily due to a volume increase in telecommunications sales and transmission projects in the region, partially offset by a decline in solar sales.  In Asia-Pacific, net sales of $19.3 million increased $1.2 million, or 7%, compared to 2016. The increase in net sales was primarily due to a sales volume increase in transmission products.

Gross profit. Gross profit of $24.7 million for the three months ended March 31, 2017 increased $.4 million, or 2%, compared to the three months ended March 31, 2016. Excluding the effect of currency translation, gross profit increased $.2 million, or 1%, as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2017	2016	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$9,939	$9,937	$2	$0	$2	0%
The Americas	5,762	4,371	1,391	356	1,035	24
EMEA	4,264	5,434	(1,170)	(190)	(980)	(18)
Asia-Pacific	4,700	4,547	153	57	96	2
Consolidated	$24,665	$24,289	$376	$223	$153	1%

PLP-USA gross profit of $9.9 was flat as compared to the same period in 2016.  International gross profit for the three months ended March 31, 2017 was favorably impacted by $.2 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $1.0 million was primarily the result of the sales increase of $2.8 combined with product margin improvement in the region due to sales mix.  The EMEA gross profit decreased $1.0 million despite an increase in sales due to a shift in product sales mix.  While Asia-Pacific experienced a $1.2 million increase in sales, gross profit only increased $.1 million mainly due to a shift in product sales mix in the region.

Costs and expenses. Costs and expenses of $22.4 million for the three months ended March 31, 2017 increased $1.8 million, or 9%, compared to 2016. Excluding the unfavorable effect of currency translation, costs and expenses increased $1.6 million, or 8%, as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2017	2016	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$10,718	$9,961	$757	$0	$757	8%
The Americas	3,365	2,769	596	228	368	13
EMEA	3,480	3,281	199	(106)	305	9
Asia-Pacific	4,844	4,591	253	83	170	4
Consolidated	$22,407	$20,602	$1,805	$205	$1,600	8%

PLP-USA costs and expenses of $10.7 million for the three months ended March 31, 2017 increased $.8 million, or 8%, compared to 2016 primarily as a result of increased personnel related expense of $.3 million, a reduction in foreign currency exchange gains of $.2 million along with combined increases in advertising expense and depreciation of $.3 million.  The foreign currency exchange losses were primarily related to translating into U.S. dollars its foreign denominated loans, trade and royalty receivables from its foreign subsidiaries at the March 31, 2017 exchange rates. Costs and expenses for the three months ended March 31, 2017 were unfavorably impacted by $.2 million when local currencies were translated to U.S. dollars.  Excluding the favorable impact of currency translation, costs and expenses increased $1.6 million. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $3.4 million increased $.4 million for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to a net loss on foreign currency exchange of $.5 million offset by $.1 million of lower personnel related costs. EMEA costs and expenses of $3.5 million increased $.3 million mainly due to increased personnel related costs. Asia-Pacific costs and expenses of $4.8 million increased $.2 million. This increase was primarily due to higher personnel related expenses.

Other income (expense). Other expense for the three months ended March 31, 2017 increased $.1 million compared to 2016, mainly as a result of higher interest expense.

Income taxes. Income taxes for the three months ending March 31, 2017 and 2016 were $.6 million and $1.0 million, respectively, based on pre-tax income of $2.1 million and $3.7 million, respectively.  The effective tax rate for the three months ending March 31, 2017 and 2016 was 28% and 27%, respectively, compared to the U.S. federal statutory rate of 35%.  Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions.  It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2017

1.	A $.1 million, or 7%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

2016

1.	A $.2 million, or 5%, decrease resulting from higher U.S. permanent items coupled with a low level pre-tax loss in the U.S.
2.	A $.1 million, or 3%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

Net income. As a result of the preceding items, net income for the three months ended March 31, 2017 was $1.5 million, compared to $2.7 million for the three months ended March 31, 2016. Excluding the effect of currency translation, net income decreased $1.1 million as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2017	2016	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income (loss)
PLP-USA	$(632)	$(123)	$(509)	$0	$(509)	NM	%
The Americas	1,785	1,095	690	97	594	54
EMEA	619	1,694	(1,075)	(78)	(997)	(59)
Asia-Pacific	(254)	(8)	(246)	(10)	(236)	NM
Consolidated	$1,518	$2,658	$(1,140)	$9	$(1,148)	(43)%

NM - Not Meaningful

PLP-USA net loss increased $.5 million compared to 2016 due to a $.8 million decrease in operating income and an increase in other expense of $.1 million, partially offset by a decrease in income taxes of $.4 million, partially offset by an increase in other expense of $.1 million. International net income for the three months ended March 31, 2017 incurred an immaterial favorable effect when local currencies were converted to U.S. dollars.  The following discussion of net income excludes the effect of currency translation.  The Americas net income increased $.6 million as a result of a $.7 million increase in operating income partially offset by an increase in income taxes of $.1 million. EMEA net income decreased $1.0 million as a result of a decrease in operating income of $1.3 million offset with a decrease in income taxes of $.3 million. Asia-Pacific net loss increased $.2 million as a result of a $.1 million increase in operating loss combined with by an increase in income tax expense of $.1 million.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2016 filed on March 10, 2017 with the Securities and Exchange Commission and are, therefore, not presented herein.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In 2017, we used cash of $2.2 million for capital expenditures. We ended the three months of 2017 with $31.0 million of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world. At March 31, 2017, the majority of our cash and cash equivalents were held outside the U.S. We expect accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt at March 31, 2017 was $47.4 million. At March 31, 2017, our unused availability under our line of credit was $31.8 million and our bank debt to equity percentage was 20.6%. On August 22, 2016, we increased our borrowing capacity under our credit facility from $50 million to $65 million and extended the term to June 30, 2019. All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless our funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread becomes 1.500%. The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and funded debt-to-earnings before interest, taxes, depreciation and amortization along with an interest coverage ratio. On June 27, 2016, we entered into a promissory note with PNC Bank, NA, pursuant to which we borrowed $14.5 million at a fixed rate of 2.71%, due July 1, 2026, which was used to purchase a corporate aircraft to replace the expiring lease of the previous aircraft. The loan is secured by the aircraft. The net worth and profitability requirements are calculated based on the line of credit agreement. At March 31, 2017 and December 31, 2016, we were in compliance with these covenants.

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

Sources and Uses of Cash

Cash increased $.3 million for the three months ended March 31, 2017. Net cash used in operating activities was $1.6 million. The major investing and financing uses of cash were payments of long-term debt of $13.2 million, capital expenditures of $2.2 million, partially offset by debt proceeds of $15.5 million. Currency had a positive $1.0 million impact on cash and cash equivalents when translating foreign denominated financial statements to U.S. dollars.

Net cash used by operating activities for the three months ended March 31, 2017 was $1.6 million compared to cash provided by operating activities of $1.2 million during the three months ended March 31, 2016. The $2.8 million decrease was primarily a result of an increase in cash used for operating assets (net of operating liabilities) of $3.3 million, a decrease in net income of $1.1 million, offset by an increase in non-cash transactions of $1.6 million.

Net cash provided by investing activities for the three months ended March 31, 2017 of $.4 million represents an increase of $2.6 million when compared to the three months ended March 31, 2016. The improvement is primarily related to lower capital expenditures of $3.3 million, partially offset by lower restricted cash and fixed term deposits of $.7 million.

Cash provided by financing activities for the three months ended March 31, 2017 was $.5 million compared to $2.7 million for the three months ended March 31, 2016. The $2.2 million decrease was primarily the result of a decrease in net debt borrowings in 2017 compared to 2016 of $2.4 million.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

See Note I of the Notes to the Consolidated Financial Statements

NEW ACCOUNTING STANDARDS TO BE ADOPTED

See Note J of the Notes to the Consolidated Financial Statements

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

•

The potential impact of the global economic condition on the Company’s ongoing profitability and future growth opportunities in the Company’s core markets in the U.S. and other foreign countries where the financial situation is expected to be similar going forward;

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

•	The Company’s ability to identify, complete, obtain funding for and integrate acquisitions for profitable growth;
•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers and of any legal or regulatory claims;
•	The relative degree of competitive and customer price pressure on the Company’s products;
•	The cost, availability and quality of raw materials required for the manufacture of products;
•	Strikes and other labor disruptions;
•	Changes in significant government regulations affecting environmental compliances;
•	The telecommunication market’s continued deployment of Fiber-to-the-Premises; and
•	Those factors described under the heading “Risk Factors” on page 11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 10, 2017.

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

As of March 31, 2017, the Company had no foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading or speculative purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $1.1 million and on income before taxes of $.3 million.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $47.4 million at March 31, 2017. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.5 million for the three months ended March 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2017 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Complaint states that Plaintiff engaged SNC ATP to design, engineer, procure and construct numerous power distribution and transmission facilities in Alberta (the “Projects”) and that through SNC ATP and HD Supply (now Anixter), spacer dampers manufactured by Helix were procured and installed in the Projects.  The Complaint alleges that the spacer dampers have and may continue to become loose, open and detach from the conductors, resulting in damage and potential injury and a failure to perform the intended function of providing spacing and damping to the Project.  The Plaintiffs are seeking an estimated $56 million in damages jointly and severally from the Defendants, representing the costs of monitoring and replacing the spacer dampers and remediating property damage, due to alleged defects in the design and construction of, and supply of materials for, the Projects by SNC ATP and HD Supply/Anixter and in the design of the spacer dampers by Helix.

The lawsuit is in its very early stages, but the Company believes the claims against it are without merit and intends to vigorously defend against such claims. However, we are unable to predict the outcome of this case and, if determined adversely to the Company, it could have a material effect on the Company’s financial results.

The Company is not a party to any other pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flow

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 10, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2016, the Company announced that the Board of Directors authorized a plan to repurchase up to an additional 214,620 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. There were no repurchases under the repurchase plan during the three months ended March 31, 2017:

Period (2017)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January (1)	1,834	$58.58	108,346	141,654
February	0	0	108,346	141,654
March	0	0	108,346	141,654
Total	1,834

(1)	Represents 1,834 shares repurchased from Officers of the Company that was not part of the repurchase program and was separately authorized by the Board.

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

May 5, 2017	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 5, 2017	/s/ Eric R. Graef
Eric R. Graef
Chief Financial Officer, Vice President – Finance
(Principal Financial Officer)

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