Form 10-Q
period 2017-06-30
PREFORMED LINE PRODUCTS CO
filed 2017-08-04
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of common shares outstanding as of August 1, 2017: 5,115,981.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$28,002	$30,737
Accounts receivable, less allowances of $3,221 ($3,210 in 2016)	79,686	63,415
Inventories - net	75,498	74,484
Prepaids	4,040	3,353
Prepaid taxes	5,945	8,682
Other current assets	2,345	8,436
TOTAL CURRENT ASSETS	195,516	189,107
Property, plant and equipment - net	107,234	105,104
Intangibles - net	10,468	10,475
Goodwill	16,478	15,769
Deferred income taxes	10,897	10,208
Other assets	10,978	10,274
TOTAL ASSETS	$351,571	$340,937
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$24,145	$21,978
Notes payable to banks	1,379	1,315
Current portion of long-term debt	1,448	1,448
Accrued compensation and amounts withheld from employees	12,355	10,040
Accrued expenses and other liabilities	13,660	12,331
Accrued profit-sharing and other benefits	4,000	6,251
Dividends payable	1,055	1,037
Income taxes payable	1,038	1,055
TOTAL CURRENT LIABILITIES	59,080	55,455
Long-term debt, less current portion	36,570	42,943
Unfunded pension obligation	10,298	10,423
Deferred income taxes	2,201	2,078
Other noncurrent liabilities	6,825	6,495
SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,115,981 and 5,117,753 issued and outstanding, at June 30, 2017 and December 31, 2016, respectively	12,514	12,508
Common shares issued to rabbi trust, 297,840 and 297,281 shares at June 30, 2017 and December 31, 2016, respectively	(12,089)	(12,054)
Deferred compensation liability	12,089	12,054
Paid-in capital	25,916	24,629
Retained earnings	306,979	303,415
Treasury shares, at cost, 1,140,816 and 1,136,443 shares at June 30, 2017 and December 31, 2016, respectively	(59,880)	(59,640)
Accumulated other comprehensive loss	(48,932)	(57,369)
TOTAL SHAREHOLDERS’ EQUITY	236,597	223,543
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$351,571	$340,937

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
(Thousands of dollars, except per share data)
Net sales	$97,512	$83,220	$182,081	$161,903
Cost of products sold	67,839	56,414	127,743	110,807
GROSS PROFIT	29,673	26,806	54,338	51,096
Costs and expenses
Selling	8,626	8,183	16,910	15,814
General and administrative	10,772	10,962	21,101	21,049
Research and engineering	3,612	3,609	7,301	7,347
Other operating (income) expense - net	369	(27)	474	(880)
	23,379	22,727	45,786	43,330
OPERATING INCOME	6,294	4,079	8,552	7,766
Other income (expense)
Interest income	160	68	264	143
Interest expense	(277)	(166)	(577)	(324)
Other income - net	81	(208)	137	(156)
	(36)	(306)	(176)	(337)
INCOME BEFORE INCOME TAXES	6,258	3,773	8,376	7,429
Income taxes	2,102	1,018	2,702	2,016
NET INCOME	$4,156	$2,755	$5,674	$5,413
BASIC EARNINGS PER SHARE
Net income	$0.81	$0.53	$1.11	$1.04
DILUTED EARNINGS PER SHARE
Net income	$0.81	$0.53	$1.11	$1.04
Cash dividends declared per share	$0.20	$0.20	$0.40	$0.40
Weighted-average number of shares outstanding - basic	5,116	5,186	5,117	5,198
Weighted-average number of shares outstanding - diluted	5,127	5,208	5,132	5,218

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
(Thousands of dollars)
Net income	$4,156	$2,755	$5,674	$5,413
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	2,810	(1,855)	8,282	2,012
Recognized net actuarial gain (net of tax provision of $49 and $46 for the three months ended June 30, 2017 and 2016, respectively, and net of tax provision of $93 and $92 for the six months ended June 30, 2017 and 2016, respectively.)	83	76	155	153
Other comprehensive income (loss), net of tax	2,893	(1,779)	8,437	2,165
Comprehensive income	$7,049	$976	$14,111	$7,578

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
	2017	2016
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$5,674	$5,413
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	5,873	5,602
Provision for accounts receivable allowances	777	132
Provision for inventory reserves	722	864
Deferred income taxes	(790)	(815)
Share-based compensation expense	1,140	506
Gain on sale of property and equipment	(13)	(11)
Other - net	276	415
Changes in operating assets and liabilities
Accounts receivable	(15,284)	116
Inventories	539	(1,585)
Trade accounts payable and accrued liabilities	2,035	887
Income taxes - net	2,714	(1,695)
Other - net	(1,644)	207
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,019	10,036
INVESTING ACTIVITIES
Capital expenditures	(4,554)	(19,677)
Proceeds from the sale of property and equipment	1	61
Restricted cash and maturity (purchase) of fixed-term deposits - net	6,923	(1,314)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,370	(20,930)
FINANCING ACTIVITIES
Increase in notes payable to banks	2	337
Proceeds from the issuance of long-term debt	25,038	43,132
Payments of long-term debt	(31,471)	(28,862)
Dividends paid	(2,092)	(2,102)
Excess tax expenses from share-based awards	0	8
Proceeds from issuance of common shares	0	110
Purchase of common shares for treasury	(238)	(2,032)
Purchase of common shares for treasury from related parties	(2)	(33)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(8,763)	10,558
Effects of exchange rate changes on cash and cash equivalents	1,639	(1,914)
Net decrease in cash and cash equivalents	(2,735)	(2,250)
Cash and cash equivalents at beginning of year	30,737	30,393
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,002	$28,143

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2017.

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

NOTE B – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	June 30, 2017	December 31, 2016
Raw materials	$42,295	$37,535
Work-in-process	9,957	9,057
Finished Goods	31,444	35,629
	83,696	82,221
Excess of current cost over LIFO cost	(2,823)	(2,784)
Noncurrent portion of inventory	(5,375)	(4,953)
	$75,498	$74,484

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $27.0 million at June 30, 2017 and $28.6 million at December 31, 2016. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During both the three and six-month periods ended June 30, 2017, the net change in LIFO inventories resulted in a less than $.1 million benefit and a less than $.1 million expense, respectively, to Income before income taxes.  During the three and six months ended June 30, 2016, the net change in LIFO inventories resulted in a $.5 million and $.1 million benefit to Income before income taxes, respectively.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment—net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	June 30, 2017	December 31, 2016
Land and improvements	$13,001	$12,584
Buildings and improvements	74,800	72,662
Machinery, equipment and aircraft	165,205	158,078
Construction in progress	4,432	3,877
	257,438	247,201
Less accumulated depreciation	150,204	142,097
	$107,234	$105,104

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

NOTE C – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”).  Net periodic pension cost for this plan included the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Service cost	$72	$55	$127	$110
Interest cost	363	364	729	729
Expected return on plan assets	(476)	(449)	(951)	(899)
Recognized net actuarial loss	131	123	248	246
Net periodic pension cost	$90	$93	$153	$186

No contributions were made to the Plan during the six months ended June 30, 2017. The Company does not anticipate contributing additional funding to the Plan in 2017.

NOTE D – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at April 1	$(5,802)	$(46,023)	$(51,825)	$(6,158)	$(44,049)	$(50,207)
Other comprehensive income (loss) before reclassifications:
Gain (loss) on foreign currency translation adjustment	0	2,810	2,810	0	(1,855)	(1,855)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	83	0	83	76	0	76
Net current period other comprehensive income (loss)	83	2,810	2,893	76	(1,855)	(1,779)
Balance at June 30	$(5,719)	$(43,213)	$(48,932)	$(6,082)	$(45,904)	$(51,986)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at January 1	$(5,874)	$(51,495)	$(57,369)	$(6,235)	$(47,916)	$(54,151)
Other comprehensive income before reclassifications:
Gain on foreign currency translation adjustment	0	8,282	8,282	0	2,012	2,012
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	155	0	155	153	0	153
Net current period other comprehensive income	155	8,282	8,437	153	2,012	2,165
Balance at June 30	$(5,719)	$(43,213)	$(48,932)	$(6,082)	$(45,904)	$(51,986)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE E – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Numerator
Net income	$4,156	$2,755	$5,674	$5,413
Denominator
Determination of shares
Weighted-average common shares outstanding	5,116	5,186	5,117	5,198
Dilutive effect - share-based awards	11	22	15	20
Diluted weighted-average common shares outstanding	5,127	5,208	5,132	5,218
Earnings per common share
Basic	$0.81	$0.53	$1.11	$1.04
Diluted	$0.81	$0.53	$1.11	$1.04

For the three and six-month periods ended June 30, 2017, 48,498 and 47,679 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.  For the three and six-month periods ended June 30, 2016, 60,350 and 61,800, respectively, stock options were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

NOTE F – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	June 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,817	$(4,810)	$4,816	$(4,799)
Land use rights	1,070	(190)	1,070	(180)
Trademarks	1,781	(1,116)	1,725	(1,039)
Technology	3,190	(1,114)	3,057	(1,031)
Customer relationships	12,425	(5,585)	12,073	(5,217)
	$23,283	$(12,815)	$22,741	$(12,266)
Indefinite-lived intangible assets
Goodwill	$16,478		$15,769

The aggregate amortization expense for other intangibles with finite lives for the three and six months ended June 30, 2017 was $.3 million and $.5 million, respectively.  The aggregate amortization expense for other intangibles with finite lives for each of the three and six months ended June 30, 2016 was $.2 million and $.5 million, respectively.  Amortization expense is estimated to be $.5 million for the remaining period of 2017, $1.0 million annually for 2018 and 2019, and $.9 million for both 2020 and 2021. The weighted-average remaining amortization period is approximately 16.6 years. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 8.5 years; land use rights, 57.5 years; trademarks, 9.4 years; technology, 14.4 years; and customer relationships, 12.7 years.

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

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the six months ended June 30, 2017 are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2017	$3,078	$4,017	$1,287	$7,387	$15,769
Currency translation	0	155	137	417	709
Balance at June 30, 2017	$3,078	$4,172	$1,424	$7,804	$16,478

NOTE G – SHARE-BASED COMPENSATION

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the six months ended June 30, 2017 as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	5,550	$48.35
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	0	$0.00
Outstanding (exercisable and vested) at June 30, 2017	5,550	$48.35	1.3	$11

There were no stock options exercised during the six months ended June 30, 2017 or 2016.

As all stock options from the 1999 Stock Option Plan are fully vested, the Company recorded no compensation expense related to stock options for the six months ended June 30, 2017 and 2016.

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

The RSUs are offered at no cost to the employees. The fair value of RSUs is based on the market price of a common share on the grant date and the shares are restricted until they vest. The portion of the RSU’s granted to The Company’s former Chief Financial Officer in 2015, 2016 and 2017 that had not yet vested as of his retirement date of May 31, 2017 were forfeited.  The Company currently estimates that no other performance-based and time-based RSUs will be forfeited during 2017.  Dividends declared are accrued in cash.

A summary of the RSUs outstanding under the LTIP for the six months ended June 30, 2017 is as follows:

	Restricted Share Units
	Performance and Service Required (1)	Service Required	Total Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2017	130,168	15,974	146,142	$38.46
Granted	80,247	10,560	90,807	54.60
Vested	0	0	0	0.00
Forfeited	(9,843)	(2,461)	(12,304)	46.86
Nonvested as of June 30, 2017	200,572	24,073	224,645	$44.53

(1)	Nonvested performance-based RSUs are reflected at the maximum performance achievement level.

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Compensation expense related to the time-based RSUs for the three-month and six-month periods ended June 30, 2017 was $.1 million and $.2 million, respectively.  Compensation expense related to the time-based RSU’s for the three and six months ended June 30, 2016 was $.1 million and $.2 million, respectively.  As of June 30, 2017, there was $.6 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 2.1 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in either operating or pre-tax income and sales growth over a requisite performance period.  Depending on the extent to which the performance criterions are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period.  Performance-based compensation expense for the three and six months ended June 30, 2017 was $.4 million and $.9 million, respectively.  Performance-based compensation expense for the three and six months ended June 30, 2016 was $.1 million and $.3 million, respectively.  As of June 30, 2017, the remaining performance-based RSUs compensation expense of $3.1 million is expected to be recognized over a period of approximately 2.1 years.

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

There were 5,000 options granted for the six months ended June 30, 2017 and no options granted for the six months ended June 30, 2016.

Stock option activity under the Company’s LTIP for six months ended June 30, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	52,750	$54.54
Granted	5,000	$48.00
Exercised	0	$0.00
Forfeited	0	$0.00
Outstanding (vested and expected to vest) at June 30, 2017	57,750	$53.98	7.0	$20
Exercisable at June 30, 2017	42,875	$56.55	6.5	$15

There were no stock options exercised during the six months ended June 30, 2017 or 2016.

For both the three and six-month periods ended June 30, 2017, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million.  For the three and six months ended June 30, 2016, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million and $.1 million, respectively.  The total compensation cost related to nonvested awards not yet recognized at June 30, 2017 is expected to be $.1 million over a weighted-average period of approximately 2.0 years.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s common shares held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of June 30, 2017, 297,840 shares have been deferred and are being held in the rabbi trust.

NOTE H – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At June 30, 2017, the fair value of the Company’s long-term debt was estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be Level 2 inputs. There have been no transfers in or out of Level 2 for the six months ended June 30, 2017.  Based on the analysis performed, the carrying value of the Company’s long-term debt approximates fair value at June 30, 2017 and December 31, 2016.

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

ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises to be recognized as a discrete income tax adjustment in the income statement.  Previously, these amounts were recognized in Paid in capital.  The Company had $0 excess tax benefit recorded during the six months ended June 30, 2017.   In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, resulting in an insignificant increase in diluted weighted average number of shares outstanding for the six months ended June 30, 2017 and an immaterial impact on earnings per share.

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

In July 2015, the FASB issued Accounting Standards Update 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS).  The Company adopted ASU 2015-11 effective January 1, 2017.  Under ASU 2015-11, an entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendments in this Update are effective for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years.  The amendments in this Update have been applied prospectively and did not have an effect on Company’s consolidated financial statements for the three and six months ended June 30, 2017.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09.  ASU 2014-09 requires an entity to recognize revenue in a matter that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue.  The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers.  An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with cumulative effect of initially applying the update recognized at the date of initial application.  In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date of the amendment to annual reporting periods beginning after December 15, 2017, including interim periods therein.  Although early adoption is permitted, the Company plans to adopt the new guidance effective January 1, 2018 and has developed an implementation plan.  The Company’s analysis is ongoing with respect to whether certain contracts will be recognized over time or at a point in time while identifying changes to our processes and controls to meet the standard’s reporting and disclosure requirements.  The Company will continue to update the assessment of the impact of ASU 2014-09 and related updates to the Company’s consolidated financial statements and will disclose material impacts, if any.

NOTE K – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three and six months ended June 30, 2017 and 2016. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net sales
PLP-USA	$38,087	$34,183	$72,949	$68,830
The Americas	16,827	14,515	33,396	26,969
EMEA	17,578	14,660	31,430	28,578
Asia-Pacific	25,020	19,862	44,306	37,526
Total net sales	$97,512	$83,220	$182,081	$161,903
Intersegment sales
PLP-USA	$3,012	$1,965	$6,019	$4,178
The Americas	1,467	1,274	2,708	2,566
EMEA	285	257	600	656
Asia-Pacific	2,485	2,311	4,536	4,059
Total intersegment sales	$7,249	$5,807	$13,863	$11,459
Income taxes
PLP-USA	$463	$126	$41	$106
The Americas	804	694	1,515	1,240
EMEA	375	674	578	1,180
Asia-Pacific	460	(476)	568	(510)
Total income taxes	$2,102	$1,018	$2,702	$2,016
Net income (loss)
PLP-USA	$949	$(37)	$317	$(157)
The Americas	1,789	1,107	3,574	2,188
EMEA	669	1,933	1,288	3,632
Asia-Pacific	749	(248)	495	(250)
Total net income	$4,156	$2,755	$5,674	$5,413

	June 30, 2017	December 31, 2016
Assets
PLP-USA	$123,175	$122,326
The Americas	65,282	63,643
EMEA	56,660	54,493
Asia-Pacific	106,454	100,475
Total identifiable assets	$351,571	$340,937

NOTE L – INCOME TAXES

The Company’s effective tax rate was 34% and 27% for the three months ended June 30, 2017 and 2016, respectively, and 32% and 27% for the six months ended June 30, 2017 and 2016, respectively.  The lower effective tax rate for the three and six months ended June 30, 2017 compared to the U.S. federal statutory tax rate of 35% was primarily due to an increase in earnings in jurisdictions with lower tax rates than the U.S. federal statutory tax rate where such earnings are permanently reinvested. The higher tax rate for the three and six months ended June 30, 2017 compared with the same periods for 2016 was primarily due to the release of valuation allowances in 2016 primarily attributable to operating losses in certain foreign jurisdictions.

As described in Note I, effective January 1, 2017, the Company adopted the new guidance (ASU 2016-09) and will record excess tax benefits or tax deficiencies from stock-based compensation in the Statements of Consolidated Income within the provision for income taxes rather than in the Consolidated Balance Sheets within Paid-in capital.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. No significant changes to the valuation allowance were reflected for the period ended June 30, 2017.

During the period ended June 30, 2017, the Company did not record any unrecognized tax benefits and as of June 30, 2017, the Company has no unrecognized tax benefits.  The Company does not anticipate any significant changes to its gross unrecognized tax benefits within the next twelve months.

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

The following is a rollforward of the product warranty reserve:

	Six Months Ended June 30
	2017	2016
Beginning of period balance	$1,058	$714
Additions charged to income	198	310
Warranty usage	(118)	(28)
Currency translation	63	(18)
End of period balance	$1,201	$978

NOTE N – CHARGES RELATED TO RESTRUCTURING ACTIVITIES

The Company previously reconfigured one of its operations within its Asia Pacific segment by reducing its workforce and manufacturing facilities while outsourcing production predominantly to its locations with lower cost operations. This was done in response to a slowdown in economic activity in the region as well as continued downward market pressure on prices.  These actions reduced go-forward infrastructure and manufacturing costs.  No expense was recognized in the six months ended June 30, 2017 and expense of $.1 million was recognized in the six months ended June 30, 2016 for these restructuring activities.  The restructuring liability remaining at June 30, 2017 of $.5 million was recorded in Accrued expenses.

A summary of the accruals recorded as a result of the restructuring is as follows:

		Lease
		Termination
	Severance	Costs	Other	Total
December 31, 2016 Balance
Asia-Pacific	$0	$478	$0	$478
Total	0	478	0	478
Charges
Asia-Pacific	0	0	0	0
Total	0	0	0	0
Payments and other adjustments
Asia-Pacific	0	(30)	22	(8)
Total	0	(30)	22	(8)
June 30, 2017 Balance
Asia-Pacific	0	448	22	470
Total	$0	$448	$22	$470

NOTE O – DEBT ARRANGEMENTS

At June 27, 2016, the Company borrowed $14.5 million at a fixed rate of 2.71%, due July 1, 2026 to finance the purchase of a Company aircraft. The loan is secured by the newly purchased aircraft.  On August 22, 2016, the Company increased its borrowing capacity under the credit facility from $50 million to $65 million and extended the term to June 30, 2019. All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless its funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread becomes 1.500%.  In 2016, the Company’s Australian subsidiary borrowed $1.5 million Australian dollars at a rate of 1.125 plus the Australian Bank Bill Swap Bid Rate with a term expiring June 30, 2019.  At June 30, 2017, the interest on the Australian line of credit agreement was 2.755%.  Under the credit facility, at June 30, 2017, the Company had utilized $24.9 million with $40.1 million available under the line of credit net of long-term outstanding letters of credit.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability.  At June 30, 2017, the Company was in compliance with these covenants.

NOTE P – RELATED PARTY TRANSACTIONS

On January 3, 2017, the Company purchased 1,834 shares of the Company from Officers at a price per share of $58.58, which was calculated from a 30-day average of market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

On May 9, 2017, the Company purchased 2,500 shares of the Company from an Officer at a price per share of $52.05, which was calculated from a 30-day average of market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

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

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies strengthen against the U.S. dollar, our sales and costs increase as the foreign currency-denominated financial statements translate into more U.S. dollars.  In total, foreign currencies strengthened against the U.S. dollar in the second quarter and first six months of 2017 in contrast to the foreign currencies weakening during the comparable periods in 2016.  The fluctuations of foreign currencies during the three months ended June 30, 2017 had a less than a $.1 million favorable effect on sales and a $1.4 million favorable effect on the six months ended June 30, 2017 compared to the same periods in 2016.  On a reportable segment basis, the impact of foreign currency on net sales and net income for the three and six months ended June 30, 2017 was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income
(Thousands of dollars)	Three Months	Six Months	Three Months	Six Months
The Americas	$(23)	$1,293	$(72)	$28
EMEA	74	(282)	38	(42)
Asia-Pacific	38	426	(19)	(30)
Total	$89	$1,437	$(53)	$(44)

The operating results for the three months ended June 30, 2017 are compared to the same period in 2016. Net sales for the three months ended June 30, 2017 of $97.5 million increased $14.3 million, or 17%, compared to 2016.  As a percentage of net sales, gross profit decreased to 30.4% in 2017 from 32.2% in 2016.  Gross profit for the three months ended June 30, 2017 of $29.7 million increased $2.9 million compared to 2016.  Gross profit increased $3.0 million, or 11%, compared to 2016, including a minimal impact from currency translation.  Costs and expenses of $23.4 million increased $.7 million compared to 2016 with no impact from currency translation.  Operating income for the three months ended June 30, 2017 was $6.3 million, an increase of $2.2 million compared to 2016. Net income for the three months ended June 30, 2017 of $4.2 million increased $1.4 million compared to the net income in 2016.  The effect of currency translation had immaterial unfavorable impacts on both operating income and net income of less than $.1 million.

The operating results for the six months ended June 30, 2017 are compared to the same period in 2016. Net sales for the six months ended June 30, 2017 of $182.1 million increased $20.2 million, or 12%, compared to 2016.  Excluding the favorable effect of currency translation, sales for the six months ended June 30, 2017 increased $18.8 million.  As a percentage of net sales, gross profit decreased to 29.8% in 2017 from 31.6% in 2016.  Gross profit for the six months ended June 30, 2017 of $54.3 million increased $3.2 million compared to 2016 with no measurable impact from currency translation.  Costs and expenses of $45.8 million increased $2.5 million compared to 2016 with an unfavorable impact from currency translation of $.2 million.  Operating income for the six months ended June 30, 2017 was $8.6 million, an increase of $.8 million compared to 2016.  Net income for the six months ended June 30, 2017 of $5.7 million was an increase of $.3 million compared to the net income in 2016.  The effect of currency translation had immaterial unfavorable impact on both operating income and net income of less than $.1 million.

The following table reflects the impact of foreign currency fluctuations on operating income for the three and six months ended June 30, 2017 and 2016:

	Foreign Currency Translation Impact
	Three Months Ended June 30		Six Months Ended June 30
(Thousands of dollars)	2017	2016	2017	2016
Operating income	$6,294	$4,079	$8,552	$7,766
Translation gain	(65)	0	(50)	0
Transaction gain	(3)	(317)	(186)	(1,358)
Operating income excluding currency impact	$6,226	$3,762	$8,316	$6,408

Despite the uncertainty in the current global economy, we believe our business fundamentals and our financial position are sound and that we are strategically well-positioned. We remain focused on assessing our business structure, global facilities and overall capacity in conjunction with the requirements of local manufacturing in the markets that we serve. If necessary, we will modify redundant processes and utilize our global manufacturing network to manage costs, increase sales volumes and deliver value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 16.7% and can borrow needed funds at a competitive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THREE MONTHS ENDED JUNE 30, 2016

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended June 30, 2017 and 2016. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended June 30
(Thousands of dollars)	2017		2016		Change
Net sales	$97,512	100.0%	$83,220	100.0%	$14,292
Cost of products sold	67,839	69.6	56,414	67.8	11,425
GROSS PROFIT	29,673	30.4	26,806	32.2	2,867
Costs and expenses	23,379	24.0	22,727	27.3	652
OPERATING INCOME	6,294	6.5	4,079	4.9	2,215
Other expense - net	(36)	(0.0)	(306)	(0.4)	270
INCOME BEFORE INCOME TAXES	6,258	6.4	3,773	4.5	2,485
Income taxes	2,102	2.2	1,018	1.2	1,084
NET INCOME	$4,156	4.3%	$2,755	3.3%	$1,401

Net sales. Net sales were $97.5 million for the three months ended June 30, 2017, an increase of $14.3 million, or 17%, from the three months ended June 30, 2016 as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2017	2016	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$38,087	$34,183	$3,904	$0	$3,904	11%
The Americas	16,827	14,515	2,312	(23)	2,335	16
EMEA	17,578	14,660	2,918	74	2,844	19
Asia-Pacific	25,020	19,862	5,158	38	5,120	26
Consolidated	$97,512	$83,220	$14,292	$89	$14,203	17%

The increase in PLP-USA net sales of $3.9 million, or 6%, was primarily due to a volume increase in transmission and communication sales, partially offset by a decrease in solar sales.  International net sales for the three months ended June 30, 2017 were favorably affected by less than $.1 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation.  The Americas net sales of $16.8 million increased $2.3 million, or 16%, primarily due to a volume increase in transmission and communication sales.  EMEA net sales of $17.6 million increased $2.8 million, or 19%, primarily due to a volume increase in telecommunications sales and transmission projects in the region, partially offset by a decline in solar sales.  In Asia-Pacific, net sales of $25.0 million increased $5.1 million, or 26%, compared to 2016 primarily due to a sales volume increase in transmission products.

Gross profit. Gross profit of $29.7 million for the three months ended June 30, 2017 increased $2.9 million, or 11%, compared to the three months ended June 30, 2016, as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2017	2016	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$12,533	$11,736	$797	$0	$797	7%
The Americas	5,676	4,749	927	(97)	1,024	22
EMEA	4,752	5,812	(1,060)	36	(1,096)	(19)
Asia-Pacific	6,712	4,509	2,203	(29)	2,232	50
Consolidated	$29,673	$26,806	$2,867	$(90)	$2,957	11%

PLP-USA gross profit of $12.5 million increased $.8 million compared to the same period in 2016.  International gross profit for the three months ended June 30, 2017 was unfavorably impacted by $.1 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $1.0 million was primarily the result of the sales increase of $2.3 combined with product margin improvement in the region due to sales mix.  Although sales increased, EMEA gross profit decreased $1.1 million due to a shift in sales toward lower gross profit margin products. Asia-Pacific gross profit increased $2.2 million mainly as a result of a $5.1 million increase in sales, however, gross profit rate declined due to a shift in product sales mix in the region.

Costs and expenses. Costs and expenses of $23.4 million for the three months ended June 30, 2017 increased $.7 million, or 3%, as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2017	2016	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$10,877	$11,193	$(316)	$0	$(316)	(3)%
The Americas	3,262	3,023	239	15	224	7
EMEA	3,745	3,261	484	(27)	511	16
Asia-Pacific	5,495	5,250	245	(13)	258	5
Consolidated	$23,379	$22,727	$652	$(25)	$677	3%

PLP-USA costs and expenses of $10.9 million for the three months ended June 30, 2017 decreased $.3 million, or 3%, compared to 2016 mainly due to a $1.0 million charge related to the 2016 lease expiration of the Company aircraft that did not recur in 2017 and an increase in foreign currency exchange gains of $.2 million, offset by higher employee related costs of $.6 million, which includes healthcare and benefits, and various other net operating expenses of $.1 million.  The foreign currency exchange gains were primarily related to translating into U.S. dollars its foreign denominated loans, trade and royalty receivables from its foreign subsidiaries at the June 30, 2017 exchange rates. On a consolidated basis, costs and expenses for the three months ended June 30, 2017 were minimally impacted when local currencies were translated to U.S. dollars.  The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $3.3 million increased $.2 million for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to a net loss on foreign currency exchange of $.4 million offset by $.1 million of lower bad debt expense and $.1 million of lower professional fees. EMEA costs and expenses of $3.7 million increased $.5 million due to a net loss on foreign currency exchange of $.2 million, increased personnel related costs of $.2 million and $.1 million of various other expense increases.  Asia-Pacific costs and expenses of $5.5 million increased $.3 million. This increase was primarily due to higher personnel related expenses.

Other income (expense). Other expense for the three months ended June 30, 2017 decreased $.3 million.

Income taxes. Income taxes for the three months ended June 30, 2017 and 2016 were $2.1 million and $1.0 million, respectively, based on pre-tax income of $6.3 million and $3.8 million, respectively.  The effective tax rate for the three months ended June 30, 2017 and 2016 was 34% and 27%, respectively, compared to the U.S. federal statutory rate of 35%.  Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S., federal statutory income tax rate, and the relative amount of income earned in those jurisdictions.  It is also affected by discrete items that may occur in any given period but are not consistent from year to year. In addition to the impact of state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2017

1.	A $.1 million, or 2%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.
2.	A $.3 million, or 4%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.
3.	A $.1 million, or 1%, increase resulting from a mix of U.S. permanent items and discrete items.

2016

1.	A $.1 million, or 2%, decrease resulting from U.S. permanent items, primarily related to the repatriation of foreign earnings.
2.	A $.3 million, or 7%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.

3.	A $.3 million, or 7%, decrease for the recognition of various discrete items, primarily related to the release of valuation allowance in the Asia Pacific Region.
4.	A $.2 million, or 6%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

Net income. As a result of the preceding items, net income for the three months ended June 30, 2017 was $4.2 million, compared to $2.8 million for the three months ended June 30, 2016, an increase of $1.4 million as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2017	2016	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income (loss)
PLP-USA	$949	$(37)	$986	$0	$986	NM	%
The Americas	1,789	1,107	682	(72)	754	68
EMEA	669	1,933	(1,264)	38	(1,302)	(67)
Asia-Pacific	749	(248)	997	(19)	1,016	NM
Consolidated	$4,156	$2,755	$1,401	$(53)	$1,454	53%

NM - Not Meaningful

PLP-USA net income increased $1.0 million compared to 2016 due to a $1.1 million increase in operating income and a decrease in other expense of $.3 million, partially offset by an increase in income taxes of $.3 million and a net increase in net interest expense of $.1 million.  The following discussion of net income excludes the effect of currency translation.  The Americas net income increased $.8 million as a result of a $.8 million increase in operating income and higher interest income of $.1 million partially offset by higher income taxes of $.1 million. EMEA net income decreased $1.3 million as a result of a decrease in operating income of $1.9 million, partially offset with a decrease in income taxes of $.4 million. Asia-Pacific net income increased $1.0 million as a result of a $1.9 million increase in operating income, offset by an increase in income tax expense of $.9 million.

SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO SIX MONTHS ENDED JUNE 30, 2016

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the six months ended June 30, 2017 and 2016. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended June 30
(Thousands of dollars)	2017		2016		Change
Net sales	$182,081	100.0%	$161,903	100.0%	$20,178
Cost of products sold	127,743	70.2	110,807	68.4	16,936
GROSS PROFIT	54,338	29.8	51,096	31.6	3,242
Costs and expenses	45,786	25.1	43,330	26.8	2,456
OPERATING INCOME	8,552	4.7	7,766	4.8	786
Other income (expense)—net	(176)	(0.1)	(337)	(0.2)	161
INCOME BEFORE INCOME TAXES	8,376	4.6	7,429	4.6	947
Income taxes	2,702	1.5	2,016	1.2	686
NET INCOME	$5,674	3.1%	$5,413	3.3%	$261

Net sales. For the six months ended June 30, 2017, net sales were $182.1 million, an increase of $20.2 million, or 12%, from the six months ended June 30, 2016.  Excluding the favorable effect of currency translation, net sales for the six months ended June 30, 2017 increased $18.7 million, or 12%, compared to the same period in 2016 as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2017	2016	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$72,949	$68,830	$4,119	$0	$4,119	6%
The Americas	33,396	26,969	6,427	1,293	5,134	19
EMEA	31,430	28,578	2,852	(282)	3,134	11
Asia-Pacific	44,306	37,526	6,780	426	6,354	17
Consolidated	$182,081	$161,903	$20,178	$1,437	$18,741	12%

The increase in PLP-USA net sales of $4.1 million, or 6%, was primarily due to a volume increase in transmission and communication sales, partially offset by a decrease in solar sales.  International net sales for the six months ended June 30, 2017 were favorably affected by $1.4 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation.  The Americas net sales of $33.4 million increased $5.1 million, or 19%, primarily due to a volume increase in transmission and communication sales.  EMEA net sales of $31.4 million increased $3.1 million, or 11%, primarily due to a volume increase in telecommunications sales and transmission projects in the region, partially offset by a decline in solar sales.  In Asia-Pacific, net sales of $44.3 million increased $6.4 million, or 17%, compared to 2016 primarily due to a sales volume increase in transmission products.

Gross profit. Gross profit of $54.3 million for the six months ended June 30, 2017 increased $3.2 million, or 6%, compared to the six months ended June 30, 2016. Excluding the effect of currency translation, gross profit increased $3.1 million, or 6%, as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2017	2016	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$22,471	$21,674	$797	$0	$797	4%
The Americas	11,438	9,119	2,319	258	2,061	23
EMEA	9,018	11,246	(2,228)	(156)	(2,072)	(18)
Asia-Pacific	11,411	9,057	2,354	30	2,324	26
Consolidated	$54,338	$51,096	$3,242	$132	$3,110	6%

PLP-USA gross profit of $22.5 increased $.8 million in the six months ended June 30, 2017 compared to the same period in 2016.  International gross profit for the six months ended June 30, 2017 was favorably impacted by $.1 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $2.1 million was primarily the result of the sales increase of $5.1 million combined with product margin improvement in the region due to sales mix.  The EMEA gross profit decreased $2.1 million despite an increase in sales due to a shift in product sales mix to lower gross margin products.  Asia-Pacific gross profit increased $2.3 million mainly as a result of a $6.4 million increase in sales primarily due to a shift to higher gross margin product sales mix in the region.

Costs and expenses. Costs and expenses of $45.8 million for the six months ended June 30, 2017 increased $2.5 million, or 6%, compared to the six months ended June 30, 2016.  Excluding the favorable effect of currency translation, costs and expenses increased $2.3, million or 5%, as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2017	2016	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$21,600	$21,155	$445	$0	$445	2%
The Americas	6,620	5,800	820	246	574	10
EMEA	7,228	6,538	690	(134)	824	13
Asia-Pacific	10,338	9,837	501	70	431	4
Consolidated	$45,786	$43,330	$2,456	$182	$2,274	5%

PLP-USA costs and expenses of $21.6 million for the six months ended June 30, 2017 increased $.4 million, or 2%, compared to 2016 primarily as a result of increased personnel related expense of $1.0 million, which includes healthcare and benefits expense, and higher commission expense of $.5 million.  There was no impact from foreign currency exchange gains/losses for the six months ended June 30, 2017 versus the prior year.  Offsetting the higher expenses was a $1.0 million charge in 2016 related to the lease expiration of the Company aircraft and lower advertising expense of $.1 million.  Costs and expenses for the six months ended June 30, 2017 were favorably impacted by $.2 million when local currencies were translated to U.S. dollars.  Excluding the unfavorable impact of currency translation, costs and expenses increased $2.3 million. The following discussion of costs and expenses excludes the effect of currency translation.  The Americas costs and expenses of $6.6 million increased $.6 million for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to a net loss on foreign currency transactional exchange of $.9 million offset by $.2 million of lower bad debt expense and higher interest income of $.1 million. EMEA costs and expenses of $7.2 million increased $.8 million mainly due to increased personnel related costs of $.2 million, a net loss on foreign currency transactional exchange of $.2 million and other various net expense increases of $.2 million.  Asia-Pacific costs and expenses of $10.3 million increased $.4 million. This increase was primarily due to higher personnel related expenses.

Other income (expense). Other expense for the six months ended June 30, 2017 decreased $.2 million compared to 2016.

Income taxes.  Income taxes for the six months ended June 30, 2017 and 2016 were $2.7 million and $2.0 million, respectively, based on pretax income of $8.4 million and $7.4 million, respectively.  The effective tax rate for the six months ended June 30, 2017 and 2016 was 32% and 27%, respectively, compared to the U.S. federal statutory rate of 35%.  Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S. federal statutory income tax rate, and the relative amount of income earned in those jurisdictions.  It is also affected by discrete items that may occur in any given period but are not consistent from year to year. In addition to the impact of state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2017

1.	A $.2 million, or 2%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.
2.	A $.4 million, or 5%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

2016

1.	A $.3 million, or 4%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.
2.	A $.6 million, or 7%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

3.	A $.3 million, or 5%, decrease for the recognition of various discrete items, primarily related to the release of valuation allowance in the Asia Pacific Region.

Net income. As a result of the preceding items, net income for the six months ended June 30, 2017 was $5.7 million, compared to $5.4 million for the six months ended June 30, 2016. Excluding the effect of currency translation, net income increased $.3 million as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2017	2016	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$317	$(157)	$474	$0	$474	NM
The Americas	3,574	2,188	1,386	28	1,358	62
EMEA	1,288	3,632	(2,344)	(42)	(2,302)	(63)
Asia-Pacific	495	(250)	745	(30)	775	NM
Consolidated	$5,674	$5,413	$261	$(44)	$305	6%

NM - Not Meaningful

PLP-USA net income increased $.5 million compared to 2016 due to a $.4 million increase in operating income and a decrease in income taxes of $.1 million. International net income for the six months ended June 30, 2017 was minimally impacted when local currencies were converted to U.S. dollars.  The following discussion of net income excludes the effect of currency translation.  The Americas net income increased $1.4 million as a result of a $1.5 million increase in operating income partially offset by an increase in income taxes of $.1 million. EMEA net income decreased $2.3 million as a result of a decrease in operating income of $2.9 million offset with a decrease in income taxes of $.6 million. Asia-Pacific net income increased $.8 million as a result of a $1.8 million increase in operating income, offset with an increase in income tax expense of $1.0 million.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first six months of 2017, we used cash of $4.6 million for capital expenditures. We ended the first six months of 2017 with $28.0 million of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world. At June 30, 2017, the majority of our cash and cash equivalents were held outside the U.S. We expect most accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt at June 30, 2017 was $39.4 million. At June 30, 2017, our unused availability under our line of credit was $40.1 million and our bank debt to equity percentage was 16.7%. On August 22, 2016, we increased our borrowing capacity under our credit facility from $50 million to $65 million and extended the term to June 30, 2019. All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless our funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread becomes 1.500%. The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and funded debt-to-earnings before interest, taxes, depreciation and amortization along with an interest coverage ratio. On June 27, 2016, we entered into a promissory note with PNC Bank, NA, pursuant to which we borrowed $14.5 million at a fixed rate of 2.71%, due July 1, 2026, which was used to purchase a corporate aircraft to replace the expiring lease of the previous aircraft. The loan is secured by the aircraft. The net worth and profitability requirements are calculated based on the line of credit agreement. At June 30, 2017 and December 31, 2016, we were in compliance with these covenants.

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

Sources and Uses of Cash

Cash decreased $2.7 million for the six months ended June 30, 2017. Net cash provided by operating activities was $2.0 million. The major investing and financing uses of cash were payments of long-term debt of $31.5 million and capital expenditures of $4.6 million, partially offset by debt proceeds of $25.0 million. Currency had a positive $1.6 million impact on cash and cash equivalents when translating foreign denominated financial statements to U.S. dollars.

Net cash provided by operating activities for the six months ended June 30, 2017 and 2016 was $2.0 million and $10.0 million, respectively.  The $8.0 million decrease was primarily a result of an increase in cash used for operating assets (net of operating liabilities) of $9.6 million, offset by an increase in non-cash transactions of $1.3 million and an increase in net income of $.3 million.

Net cash provided by investing activities for the six months ended June 30, 2017 of $2.4 million represents an increase of $23.3 million when compared to cash used for investing activities in the six months ended June 30, 2016. The improvement is primarily related to lower capital expenditures of $15.1 million which was predominantly related to the 2016 purchase of a corporate aircraft to replace the expiring lease of the previous aircraft, combined with a net increase in restricted cash and fixed-term deposits of $8.2 million.

Cash used for financing activities for the six months ended June 30, 2017 was $8.8 million compared to cash provided by financing activities of $10.6 million for the six months ended June 30, 2016. The $19.4 million decrease was primarily the result of a decrease in debt borrowings in 2017 compared to 2016 of $18.4 million, higher payments in the six months ended June 30, 2017 versus the prior year of $2.6 million, partially offset by a decrease in share repurchases of $1.8 million.

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

As of June 30, 2017, the Company had no foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading or speculative purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $0.9 million and on income before taxes of $.7 million.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $26.2 million at June 30, 2017. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.1 million for the six months ended June 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2017 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company is not a party to any other pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flow.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 10, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2016, the Company announced that the Board of Directors authorized a plan to repurchase up to an additional 214,620 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. There were 39 shares repurchased under the repurchase plan during the six months ended June 30, 2017:

Period (2017)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April	0	$0.00	108,346	141,654
May (1)	2,500	52.05	110,846	139,154
Jun	39	44.95	110,885	139,115
Total	2,539
(1)	Represents 2,500 shares repurchased from an Officer of the Company as discussed in Note P.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Michael A. Weisbarth, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Michael A. Weisbarth, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 4, 2017	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 4, 2017	/s/ Michael A. Weisbarth
Michael A. Weisbarth
Vice President – Finance and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Michael A. Weisbarth, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Michael A. Weisbarth, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.