Form 10-Q
period 2017-09-30
PREFORMED LINE PRODUCTS CO
filed 2017-11-03
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of common shares outstanding as of October 30, 2017: 5,091,381.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$39,163	$30,737
Accounts receivable, less allowances of $3,440 ($3,210 in 2016)	80,370	63,415
Inventories - net	75,675	74,484
Prepaids	4,814	3,353
Prepaid taxes	4,889	8,682
Other current assets	1,861	8,436
TOTAL CURRENT ASSETS	206,772	189,107
Property, plant and equipment - net	108,307	105,104
Intangibles - net	10,404	10,475
Goodwill	16,689	15,769
Deferred income taxes	10,321	10,208
Other assets	10,132	10,274
TOTAL ASSETS	$362,625	$340,937
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$24,725	$21,978
Notes payable to banks	562	1,315
Current portion of long-term debt	1,448	1,448
Accrued compensation and amounts withheld from employees	13,849	10,040
Accrued expenses and other liabilities	17,199	12,331
Accrued profit-sharing and other benefits	5,578	6,251
Dividends payable	1,050	1,037
Income taxes payable	1,157	1,055
TOTAL CURRENT LIABILITIES	65,568	55,455
Long-term debt, less current portion	32,828	42,943
Unfunded pension obligation	10,058	10,423
Deferred income taxes	2,244	2,078
Other noncurrent liabilities	7,275	6,495
SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,091,381 and 5,117,753 issued and outstanding, at September 30, 2017 and December 31, 2016, respectively	12,514	12,508
Common shares issued to rabbi trust, 298,160 and 297,281 shares at September 30, 2017 and December 31, 2016, respectively	(12,109)	(12,054)
Deferred compensation liability	12,109	12,054
Paid-in capital	26,983	24,629
Retained earnings	312,206	303,415
Treasury shares, at cost, 1,165,736 and 1,136,443 shares at September 30, 2017 and December 31, 2016, respectively	(61,129)	(59,640)
Accumulated other comprehensive loss	(45,922)	(57,369)
TOTAL SHAREHOLDERS’ EQUITY	244,652	223,543
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$362,625	$340,937

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
(Thousands of dollars, except per share data)
Net sales	$99,239	$88,299	$281,320	$250,202
Cost of products sold	65,704	59,444	193,446	170,252
GROSS PROFIT	33,535	28,855	87,874	79,950
Costs and expenses
Selling	8,957	8,022	25,867	23,836
General and administrative	11,042	10,579	32,143	31,628
Research and engineering	3,520	3,433	10,821	10,778
Other operating (income) expense - net	206	196	681	(683)
	23,725	22,230	69,512	65,559
OPERATING INCOME	9,810	6,625	18,362	14,391
Other income (expense)
Interest income	62	63	325	206
Interest expense	(255)	(264)	(831)	(588)
Other income (expense) - net	122	110	259	(46)
	(71)	(91)	(247)	(428)
INCOME BEFORE INCOME TAXES	9,739	6,534	18,115	13,963
Income taxes	3,461	1,792	6,163	3,809
NET INCOME	$6,278	$4,742	$11,952	$10,154
BASIC EARNINGS PER SHARE
Net income	$1.23	$0.92	$2.34	$1.96
DILUTED EARNINGS PER SHARE
Net income	$1.23	$0.92	$2.33	$1.95
Cash dividends declared per share	$0.20	$0.20	$0.60	$0.60
Weighted-average number of shares outstanding - basic	5,104	5,146	5,113	5,180
Weighted-average number of shares outstanding - diluted	5,120	5,169	5,129	5,200

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
(Thousands of dollars)
Net income	$6,278	$4,742	$11,952	$10,154
Other comprehensive income, net of tax
Foreign currency translation adjustment	2,960	1,286	11,242	3,298
Recognized net actuarial gain (net of tax provision of $30 and $55 for the three months ended September 30, 2017 and 2016, respectively, and net of tax provision of $119 and $147 for the nine months ended September 30, 2017 and 2016, respectively.)	50	91	205	244
Other comprehensive income, net of tax	3,010	1,377	11,447	3,542
Comprehensive income	$9,288	$6,119	$23,399	$13,696

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
	2017	2016
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$11,952	$10,154
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	9,108	8,602
Provision for accounts receivable allowances	926	698
Provision for inventory reserves	1,246	1,306
Deferred income taxes	(143)	(1,144)
Share-based compensation expense	2,187	927
Loss on sale of property and equipment	22	2
Other - net	344	411
Changes in operating assets and liabilities
Accounts receivable	(15,244)	(4,743)
Inventories	589	(2,851)
Trade accounts payable and accrued liabilities	8,847	9,561
Income taxes - net	3,324	(335)
Other - net	(1,445)	(1,552)
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,713	21,036
INVESTING ACTIVITIES
Capital expenditures	(7,832)	(21,697)
Proceeds from the sale of property and equipment	52	61
Restricted cash and maturity (purchase) of fixed-term deposits - net	7,812	(1,314)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	32	(22,950)
FINANCING ACTIVITIES
Decrease in notes payable to banks	(826)	(172)
Proceeds from the issuance of long-term debt	38,557	56,513
Payments of long-term debt	(48,752)	(42,650)
Dividends paid	(3,149)	(3,131)
Excess tax expenses from share-based awards	0	(2)
Proceeds from issuance of common shares	0	378
Purchase of common shares for treasury	(2)	(2,915)
Purchase of common shares for treasury from related parties	(1,488)	(1,488)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(15,660)	6,533
Effects of exchange rate changes on cash and cash equivalents	2,341	(2,072)
Net increase in cash and cash equivalents	8,426	2,547
Cash and cash equivalents at beginning of year	30,737	30,393
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,163	$32,940

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2017.

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

NOTE B – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	September 30, 2017	December 31, 2016
Raw materials	$41,354	$37,535
Work-in-process	9,781	9,057
Finished Goods	32,889	35,629
	84,024	82,221
Excess of current cost over LIFO cost	(2,964)	(2,784)
Noncurrent portion of inventory	(5,385)	(4,953)
	$75,675	$74,484

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $26.2 million at September 30, 2017 and $28.6 million at December 31, 2016. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three and nine-month periods ended September 30, 2017, the net change in LIFO inventories resulted in $.1 million of expense and $.2 million of expense, respectively, to Income before income taxes.  During the three and nine months ended September 30, 2016, the net change in LIFO inventories resulted in a $.2 million and $.3 million benefit to Income before income taxes, respectively.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment—net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	September 30, 2017	December 31, 2016
Land and improvements	$13,287	$12,584
Buildings and improvements	75,652	72,662
Machinery, equipment and aircraft	169,916	158,078
Construction in progress	4,020	3,877
	262,875	247,201
Less accumulated depreciation	154,568	142,097
	$108,307	$105,104

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

NOTE C – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”).  Net periodic pension cost for this plan included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Service cost	$65	$42	$192	$152
Interest cost	363	370	1,092	1,099
Expected return on plan assets	(476)	(470)	(1,427)	(1,369)
Recognized net actuarial loss	80	146	324	392
Net periodic pension cost	$32	$88	$181	$274

The Company made $.2 million in contributions to the Plan during the nine months ended September 30, 2017. The Company does not anticipate contributing additional funding to the Plan during the remainder of 2017.

NOTE D – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at July 1	$(5,719)	$(43,213)	$(48,932)	$(6,082)	$(45,904)	$(51,986)
Other comprehensive income before reclassifications:
Gain on foreign currency translation adjustment	0	2,960	2,960	0	1,286	1,286
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	50	0	50	91	0	91
Net current period other comprehensive income	50	2,960	3,010	91	1,286	1,377
Balance at September 30	$(5,669)	$(40,253)	$(45,922)	$(5,991)	$(44,618)	$(50,609)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at January 1	$(5,874)	$(51,495)	$(57,369)	$(6,235)	$(47,916)	$(54,151)
Other comprehensive income before reclassifications:
Gain on foreign currency translation adjustment	0	11,242	11,242	0	3,298	3,298
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	205	0	205	244	0	244
Net current period other comprehensive income	205	11,242	11,447	244	3,298	3,542
Balance at September 30	$(5,669)	$(40,253)	$(45,922)	$(5,991)	$(44,618)	$(50,609)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE E – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Numerator
Net income	$6,278	$4,742	$11,952	$10,154
Denominator
Determination of shares
Weighted-average common shares outstanding	5,104	5,146	5,113	5,180
Dilutive effect - share-based awards	16	23	16	20
Diluted weighted-average common shares outstanding	5,120	5,169	5,129	5,200
Earnings per common share
Basic	$1.23	$0.92	$2.34	$1.96
Diluted	$1.23	$0.92	$2.33	$1.95

For the three and nine-month periods ended September 30, 2017, 27,000 and 35,584 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.  For the three and nine-month periods ended September 30, 2016, 47,850 and 55,350, respectively, stock options were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

Note F – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	September 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,808	$(4,791)	$4,816	$(4,799)
Land use rights	1,173	(199)	1,070	(180)
Trademarks	1,798	(1,146)	1,725	(1,039)
Technology	3,211	(1,201)	3,057	(1,031)
Customer relationships	12,525	(5,774)	12,073	(5,217)
	$23,515	$(13,111)	$22,741	$(12,266)
Indefinite-lived intangible assets
Goodwill	$16,689		$15,769

The aggregate amortization expense for other intangibles with finite lives for the three and nine months ended September 30, 2017 was $.3 million and $.8 million, respectively.  The aggregate amortization expense for other intangibles with finite lives for each of the three and nine months ended September 30, 2016 was $.3 million and $.8 million, respectively.  Amortization expense is estimated to be $.3 million for the remaining period of 2017, $1.0 million annually for 2018 and 2019, and $.9 million for both 2020 and 2021. The weighted-average remaining amortization period is approximately 16.7 years. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 8.3 years; land use rights, 58.3 years; trademarks, 9.3 years; technology, 14.2 years; and customer relationships, 12.5 years.

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

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2017 are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2017	$3,078	$4,017	$1,287	$7,387	$15,769
Currency translation	0	364	129	427	920
Balance at September 30, 2017	$3,078	$4,381	$1,416	$7,814	$16,689

NOTE G – SHARE-BASED COMPENSATION

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the nine months ended September 30, 2017 as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2017	5,550	$48.35
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	0	$0.00
Outstanding (exercisable and vested) at September 30, 2017	5,550	$48.35	1.1	$41

There were 0 and 6,450 stock options exercised during the nine months ended September 30, 2017 or 2016, respectively.  The toal intrinsic value of stock options exercised during the nine months ended September 30, 2016 was less than $.1 million.  Cash received for the exercise of stock options during the nine months ended September 30, 2016 was $.2 million.

As all stock options from the 1999 Stock Option Plan are fully vested, the Company recorded no compensation expense related to stock options for the nine months ended September 30, 2017 and 2016.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2016 was less than $.1 million.  Cash received for the exercise of stock options during the nine months ended September 30, 2016 was $.2 million.

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

A summary of the RSUs outstanding under the LTIP for the nine months ended September 30, 2017 is as follows:

	Restricted Share Units
	Performance and Service Required (1)	Service Required	Total Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2017	130,168	15,974	146,142	$38.46
Granted	80,247	10,560	90,807	54.60
Vested	0	0	0	0.00
Forfeited	(9,843)	(2,461)	(12,304)	46.86
Nonvested as of September 30, 2017	200,572	24,073	224,645	$44.53

(1)	Nonvested performance-based RSUs are reflected at the maximum performance achievement level.

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Compensation expense related to the time-based RSUs for the three and nine-month periods ended September 30, 2017 was $.1 million and $.3 million, respectively.  Compensation expense related to the time-based RSU’s for the three and nine months ended September 30, 2016 was $.1 million and $.3 million, respectively.  As of September 30, 2017, there was $.5 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 2.0 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in either operating or pre-tax income and sales growth over a requisite performance period.  Depending on the extent to which the performance criterions are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period.  Performance-based compensation expense for the three and nine months ended September 30, 2017 was $.9 million and $1.8 million, respectively.  Performance-based compensation expense for the three and nine months ended September 30, 2016 was $.3 million and $.6 million, respectively.  As of September 30, 2017, the remaining compensation expense of $4.2 million for outstanding performance-based RSU’s is expected to be recognized over a period of approximately 2.0 years.

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

There were 5,000 options granted for the nine months ended September 30, 2017 and 1,000 options granted for the nine months ended September 30, 2016.

Stock option activity under the Company’s LTIP for nine months ended September 30, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2017	52,750	$54.54
Granted	5,000	$48.00
Exercised	0	$0.00
Forfeited	0	$0.00
Outstanding (vested and expected to vest) at September 30, 2017	57,750	$53.98	6.8	$821
Exercisable at September 30, 2017	44,625	$56.34	6.2	$541

There were 0 and 1,000 stock options exercised during the nine months ended September 30, 2017 or 2016, respectively.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2016 was less than $.1 million.  Cash received for the exercise of stock options during the nine months ended September 30, 2016 was less than $.1 million.

For the three and nine-month periods ended September 30, 2017, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million and $.1 million, respectively.  For the three and nine months ended September 30, 2016, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million and $.1 million, respectively.  The total compensation cost related to nonvested awards not yet recognized at September 30, 2017 is expected to be $.1 million over a weighted-average period of approximately 1.9 years.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s common shares held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of September 30, 2017, 298,160 shares have been deferred and are being held in the rabbi trust.

NOTE H – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable, and short-term debt, approximates its fair value because of the short-term maturity of these instruments. At September 30, 2017, the fair value of the Company’s long-term debt was estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be Level 2 inputs. There have been no transfers in or out of Level 2 for the nine months ended September 30, 2017.  Based on the analysis performed, the carrying value of the Company’s long-term debt approximates fair value at September 30, 2017 and December 31, 2016.

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

ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises to be recognized as a discrete income tax adjustment in the income statement.  Previously, these amounts were recognized in Paid in capital.  The Company had $0 excess tax benefit recorded during the nine months ended September 30, 2017.   In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, resulting in an insignificant increase in diluted weighted average number of shares outstanding for the nine months ended September 30, 2017 and an immaterial impact on earnings per share.

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

In July 2015, the FASB issued Accounting Standards Update 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS).  The Company adopted ASU 2015-11 effective January 1, 2017.  Under ASU 2015-11, an entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendments in this Update are effective for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years.  The amendments in this Update have been applied prospectively and did not have an effect on Company’s consolidated financial statements for the three and nine months ended September 30, 2017.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09.  ASU 2014-09 requires an entity to recognize revenue in a matter that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue.  The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers.  An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with cumulative effect of initially applying the update recognized at the date of initial application.  In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date of the amendment to annual reporting periods beginning after December 15, 2017, including interim periods therein.  Although early adoption is permitted, the Company plans to adopt the new guidance effective January 1, 2018 and has developed and is executing on an implementation plan to meet this adoption date.  The Company has established a transition team to analyze the impact of the standard on our revenue contracts, which has included scoping our revenue streams in order to compare historical accounting policies and practices to the new revenue standards.  The Company’s analysis is ongoing with respect to whether certain contracts will be recognized over time or at a point in time.  Additionally, the Company is in the process of identifying and assessing appropriate changes to our business processes, systems and controls to support revenue recognition and disclosures under the new standard.  The Company will continue to update the assessment of the impact of ASU 2014-09 and related impacts to the Company’s consolidated financial statements and will disclose material impacts, if any.

NOTE K – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three and nine months ended September 30, 2017 and 2016. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net sales
PLP-USA	$40,181	$35,287	$113,130	$104,117
The Americas	18,425	16,790	51,821	43,761
EMEA	15,190	15,239	46,620	43,815
Asia-Pacific	25,443	20,983	69,749	58,509
Total net sales	$99,239	$88,299	$281,320	$250,202
Intersegment sales
PLP-USA	$2,458	$2,647	$8,476	$6,825
The Americas	1,284	1,460	3,992	4,026
EMEA	266	160	866	816
Asia-Pacific	1,902	1,773	6,438	5,832
Total intersegment sales	$5,910	$6,040	$19,772	$17,499
Income taxes
PLP-USA	$1,666	$327	$1,706	$433
The Americas	1,117	775	2,632	2,015
EMEA	531	365	1,109	1,545
Asia-Pacific	147	325	716	(184)
Total income taxes	$3,461	$1,792	$6,163	$3,809
Net income (loss)
PLP-USA	$1,918	$1,967	$2,235	$1,809
The Americas	2,250	1,777	5,825	3,965
EMEA	1,259	1,314	2,547	4,944
Asia-Pacific	851	(316)	1,345	(564)
Total net income	$6,278	$4,742	$11,952	$10,154

	September 30, 2017	December 31, 2016
Assets
PLP-USA	$122,298	$122,326
The Americas	71,895	63,643
EMEA	57,712	54,493
Asia-Pacific	110,720	100,475
Total identifiable assets	$362,625	$340,937

NOTE L – INCOME TAXES

The Company’s effective tax rate was 36% and 27% for the three months ended September 30, 2017 and 2016, respectively, and 34% and 27% for the nine months ended September 30, 2017 and 2016, respectively.  The higher effective tax rate for the three months ended September 30, 2017, compared to the U.S. federal statutory tax rate of 35%, was primarily due to U.S permanent items, predominantly related to the repatriation of foreign earnings that are not permanently reinvested, offset by an increase in earnings in jurisdictions with tax rates lower than the U.S. federal statutory tax rate where such earnings are reinvested.  The lower effective tax rate for the nine months ended September 30, 2017 compared to the U.S federal statutory tax rate of 35% was primarily due to an increase in earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested and offset by U.S. permanent items primarily related to the repatriation of foreign earnings that are not permanently reinvested.  The higher tax rate for the three and nine months ended September 30, 2017, compared with the same periods for 2016, was primarily due to the repatriation of foreign earnings that are not permanently reinvested.

As described in Note I, effective January 1, 2017, the Company adopted the new guidance (ASU 2016-09) and will record excess tax benefits or tax deficiencies from stock-based compensation in the Statements of Consolidated Income within the provision for income taxes rather than in the Consolidated Balance Sheets within Paid-in capital.  The related financial statement impacts of adopting ASU 2016-09 have not been material to the Company’s Consolidated Financial Statements.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that a portion or all of its deferred tax assets will not be realized.  During the nine months ended September 30, 2017, the Company recorded a $.2 million valuation allowance as a discrete item against a deferred tax asset resulting from a capital loss carry forward generated in 2016.

During the period ended September 30, 2017, the Company did not record any unrecognized tax benefits and as of September 30, 2017, the Company has no unrecognized tax benefits.  The Company does not anticipate any significant changes to its gross unrecognized tax benefits within the next twelve months.

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

The following is a rollforward of the product warranty reserve:

	Nine Months Ended September 30
	2017	2016
Beginning of period balance	$1,058	$714
Additions charged to income	373	423
Warranty usage	(433)	(59)
Currency translation	82	(21)
End of period balance	$1,080	$1,057

NOTE N – CHARGES RELATED TO RESTRUCTURING ACTIVITIES

The Company previously reconfigured one of its operations within its Asia Pacific segment by reducing its workforce and manufacturing facilities while outsourcing production predominantly to its locations with lower cost operations. This was done in response to a slowdown in economic activity in the region as well as continued downward market pressure on prices.  These actions reduced go-forward infrastructure and manufacturing costs.  No expense was recognized in the nine months ended September 30, 2017 and expense of $.1 million was recognized in the nine months ended September 30, 2016 for these restructuring activities.  The restructuring liability remaining at September 30, 2017 of $.5 million was recorded in Accrued expenses.

A summary of the accruals recorded as a result of the restructuring is as follows:

		Lease
		Termination
	Severance	Costs	Other	Total
December 31, 2016 Balance	$0	$478	$0	$478
Charges	0	0	0	0
Payments and other adjustments	0	(48)	32	(16)
September 30, 2017 Balance	$0	$430	$32	$462

NOTE O – DEBT ARRANGEMENTS

At June 27, 2016, the Company borrowed $14.5 million at a fixed interest rate of 2.71%, due July 1, 2026 to finance the purchase of a Company aircraft. The loan is secured by the purchased aircraft.  On August 22, 2016, the Company increased its borrowing capacity under the credit facility from $50 million to $65 million and extended the term to June 30, 2019. All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless its funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread becomes 1.500%.  In 2016, the Company’s Australian subsidiary borrowed $1.5 million Australian dollars at a rate of 1.125 plus the Australian Bank Bill Swap Bid Rate with a term expiring June 30, 2019.  At September 30, 2017, the interest rates on the US and Australian lines of credit agreement were 2.357% and 2.725%, respectively.  Under the credit facility, at September 30, 2017, the Company had utilized $21.0 million with $44.0 million available under the line of credit net of long-term outstanding letters of credit.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability.  At September 30, 2017, the Company was in compliance with these covenants.

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

On August 16, 2017, the Company purchased 24,920 shares of the Company from a trust for the benefit of the Company’s Director Emeritus for the Company’s Board of Directors at a price per share of $50.16, which was calculated from a 30-day average of market price.  The purchase was consummated pursuant to Share Purchase Agreements both dated August 16, 2017, between the Company and the foundation.  The Audit Committee of the Board of Directors approved this transaction.

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

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies strengthen against the U.S. dollar, our sales and costs increase as the foreign currency-denominated financial statements translate into more U.S. dollars.  In total, foreign currencies strengthened against the U.S. dollar in the third quarter and first nine months of 2017 in contrast to the foreign currencies weakening during the comparable periods in 2016.  The fluctuations of foreign currencies during the three months ended September 30, 2017 had a $1.6 million favorable effect on sales and a $3.0 million favorable effect on the nine months ended September 30, 2017 compared to the same periods in 2016.  On a reportable segment basis, the impact of foreign currency on net sales and net income for the three and nine months ended September 30, 2017 was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income
(Thousands of dollars)	Three Months	Nine Months	Three Months	Nine Months
The Americas	$224	$1,500	$5	$33
EMEA	816	502	68	26
Asia-Pacific	562	984	7	(23)
Total	$1,602	$2,986	$80	$36

The operating results for the three months ended September 30, 2017 are compared to the same period in 2016. Net sales for the three months ended September 30, 2017 of $99.2 million increased $10.9 million, or 12%, compared to 2016.  As a percentage of net sales, gross profit increased to 33.8% in 2017 from 32.7% in 2016.  Gross profit for the three months ended September 30, 2017 of $33.5 million increased $4.7 million, or 16%, compared to 2016.  Gross profit increased $4.3 million, or 15%, compared to 2016, excluding the favorable impact from currency translation.  Costs and expenses of $23.7 million increased $1.5 million compared to 2016, including an unfavorable impact from currency translation of $.3 million.  Operating income for the three months ended September 30, 2017 was $9.8 million, an increase of $3.2 million compared to 2016. Net income for the three months ended September 30, 2017 of $6.3 million increased $1.5 million compared to the net income in 2016.  The effect of currency translation had immaterial favorable impacts on both operating income and net income of less than $.1 million.

The operating results for the nine months ended September 30, 2017 are compared to the same period in 2016. Net sales for the nine months ended September 30, 2017 of $281.3 million increased $31.1 million, or 12%, compared to 2016.  Excluding the favorable effect of currency translation, sales for the nine months ended September 30, 2017 increased $28.1 million, or 11% compared to 2016.  As a percentage of net sales, gross profit decreased to 31.2% in 2017 from 32.0% in 2016.  Gross profit for the nine months ended September 30, 2017 of $87.9 million increased $7.9 million compared to 2016 with $.5 million favorable effect from currency translation.  Costs and expenses of $69.5 million increased $4.0 million compared to 2016 with an unfavorable impact from currency translation of $.5 million.  Operating income for the nine months ended September 30, 2017 was $18.4 million, an increase of $4.0 million compared to 2016.  Net income for the nine months ended September 30, 2017 of $12.0 million was an increase of $1.8 million compared to the net income in 2016.  The effect of currency translation had immaterial unfavorable impacts on both operating income and net income of less than $.1 million.

The following table reflects the impact of foreign currency fluctuations on operating income for the three and nine months ended September 30, 2017 and 2016:

	Foreign Currency Translation Impact
	Three Months Ended September 30		Nine Months Ended September 30
(Thousands of dollars)	2017	2016	2017	2016
Operating income	$9,810	$6,625	$18,362	$14,391
Translation gain	(94)	0	(51)	0
Transaction gain	(108)	(232)	(294)	(1,590)
Operating income excluding currency impact	$9,608	$6,393	$18,017	$12,801

Despite the constant changes in the current global economy, we believe our business fundamentals and our financial position are sound and that we are strategically well-positioned. We remain focused on assessing our business structure, global facilities and overall capacity in conjunction with the requirements of local manufacturing in the markets that we serve. If necessary, we will modify redundant processes and utilize our global manufacturing network to manage costs, increase sales volumes and deliver value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 14.2% and can borrow needed funds at a competitive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2016

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended September 30, 2017 and 2016. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended September 30
(Thousands of dollars)	2017		2016		Change
Net sales	$99,239	100.0%	$88,299	100.0%	$10,940
Cost of products sold	65,704	66.2	59,444	67.3	6,260
GROSS PROFIT	33,535	33.8	28,855	32.7	4,680
Costs and expenses	23,725	23.9	22,230	25.2	1,495
OPERATING INCOME	9,810	9.9	6,625	7.5	3,185
Other expense - net	(71)	(0.1)	(91)	(0.1)	20
INCOME BEFORE INCOME TAXES	9,739	9.8	6,534	7.4	3,205
Income taxes	3,461	3.5	1,792	2.0	1,669
NET INCOME	$6,278	6.3%	$4,742	5.4%	$1,536

Net sales. Net sales were $99.2 million for the three months ended September 30, 2017, an increase of $10.9 million, or 12%, from the three months ended September 30, 2016.  Excluding the favorable effect of currency translation, net sales increased $9.3 million, or 11%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2017	2016	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$40,181	$35,287	$4,894	$0	$4,894	14%
The Americas	18,425	16,790	1,635	224	1,411	8
EMEA	15,190	15,239	(49)	816	(865)	(6)
Asia-Pacific	25,443	20,983	4,460	562	3,898	19
Consolidated	$99,239	$88,299	$10,940	$1,602	$9,338	11%

The increase in PLP-USA net sales of $4.9 million, or 14%, was primarily due to a volume increase in transmission and communication sales, slightly offset by a decrease in solar sales.  International net sales for the three months ended September 30, 2017 were favorably affected by $1.6 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation.  The Americas net sales of $18.4 million increased $1.4 million, or 8%, primarily due to a volume increase in transmission and communication sales.  EMEA net sales of $15.2 million decreased $.9 million, or 6%, primarily due to a volume decrease in telecommunications sales and transmission projects in the region.  In Asia-Pacific, net sales of $25.4 million increased $3.9 million, or 19%, compared to 2016 primarily due to a sales volume increase in transmission products.

Gross profit. Gross profit of $33.5 million for the three months ended September 30, 2017 increased $4.7 million, or 16%, compared to the three months ended September 30, 2016.  Excluding the favorable effect of currency translation, gross profit increased $4.3 million, or 15%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2017	2016	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$15,077	$13,306	$1,771	$0	$1,771	13%
The Americas	6,740	6,094	646	27	619	10
EMEA	5,135	4,762	373	260	113	2
Asia-Pacific	6,583	4,693	1,890	112	1,778	38
Consolidated	$33,535	$28,855	$4,680	$399	$4,281	15%

PLP-USA gross profit of $15.1 million increased $1.8 million compared to the same period in 2016 as a result of higher sales volume combined with a product sales mix shift to higher margin products.  International gross profit for the three months ended September 30, 2017 was favorably impacted by $.4 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $.6 million was primarily the result of the sales increase of $1.4 million combined with product margin improvement in the region due to sales mix.  Despite EMEA’s decrease in sales of $.9 million, EMEA gross profit increased $.1 million due to a shift in sales toward higher gross profit margin products. Asia-Pacific gross profit increased $1.8 million mainly as a result of a $3.9 million increase in sales in conjunction with higher volumes and favorable product sales mix in the region.

Costs and expenses. Costs and expenses of $23.7 million for the three months ended September 30, 2017 increased $1.5 million, or 7%.  Excluding the unfavorable effect of currency translation, costs and expenses increased $1.2 million, or 5%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2017	2016	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$11,284	$10,778	$506	$0	$506	5%
The Americas	3,464	3,636	(172)	35	(207)	(6)
EMEA	3,371	3,129	242	161	81	3
Asia-Pacific	5,606	4,687	919	105	814	17
Consolidated	$23,725	$22,230	$1,495	$301	$1,194	5%

PLP-USA costs and expenses of $11.3 million for the three months ended September 30, 2017 increased $.5 million, or 5%, compared to 2016 mainly due to $.7 million of higher personnel related expenses, which includes healthcare and benefits, combined with $.2 million of higher professional fees, partially offset by lower bad debt expense of $.4 million.  Foreign currency exchange gains primarily related to translating into U.S. dollars its foreign denominated loans, trade and royalty receivables from its foreign subsidiaries at the September 30, 2017 exchange rates were $.2 million for the quarter ended September 30, 2017.  On a consolidated basis, costs and expenses for the three months ended September 30, 2017 were unfavorably impacted when local currencies were translated to U.S. dollars by $.3 million.  The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $3.5 million decreased $.2 million for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to lower bad debt expense of $.2 million combined with lower personnel related expense of $.1 million, offset by a net loss on foreign currency exchange of $.1 million.  EMEA costs and expenses of $3.4 million increased $.1 million mainly due to increased personnel related expenses.  Asia-Pacific costs and expenses of $5.6 million increased $.8 million. This increase was primarily due to higher personnel related expenses of $.5 million, an increase in bad debt expense of $.2 million and net foreign exchange losses of $.1 million.

Other income (expense). Other expense for both the three months ended September 30, 2017 and 2016 remained flat at $.1 million.

Income taxes. Income taxes for the three months ended September 30, 2017 and 2016 were $3.5 million and $1.8 million, respectively, based on pre-tax income of $9.7 million and $6.5 million, respectively.  The effective tax rate for the three months ended September 30, 2017 and 2016 was 36% and 27%, respectively, compared to the U.S. federal statutory rate of 35%.  Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S., federal statutory income tax rate, and the relative amount of income earned in those jurisdictions.  It is also affected by discrete items that may occur in any given period but are not consistent from year to year. In addition to the impact of state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2017

1.	A $.1 million, or 1%, increase, resulting from losses in certain jurisdictions where no tax benefit is recognized.
2.	A $.4 million, or 4%, decrease, resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.
3.	A $.4 million, or 4%, increase, resulting from U.S. permanent items, primarily related to the repatriation of foreign earnings that are not permanently reinvested.

2016

1.	A $.2 million, or 3%, decrease, primarily related to the reversal of unrecognized tax benefits for the expiration of statutes of limitations.
2.	A $.3 million, or 5%, decrease, resulting from U.S. permanent items, primarily related to the repatriation of foreign earnings that are not permanently reinvested

Net income. As a result of the preceding items, net income for the three months ended September 30, 2017 was $6.3 million, compared to $4.7 million for the three months ended September 30, 2016, an increase of $1.5 million as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2017	2016	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income (loss)
PLP-USA	$1,918	$1,967	$(49)	$0	$(49)	(2)%
The Americas	2,250	1,777	473	5	468	26
EMEA	1,259	1,314	(55)	68	(123)	(9)
Asia-Pacific	851	(316)	1,167	7	1,160	NM
Consolidated	$6,278	$4,742	$1,536	$80	$1,456	31%

NM - Not Meaningful

PLP-USA’s net income remained essentially flat compared to 2016 at $2.0 million due to a $1.3 million increase in operating income that was offset by an increase in income taxes of $1.3 million due to an increase in pre-tax income combined with prior year discrete items that favorably impacted the tax provision in 2016.  The following discussion of net income excludes the effect of currency translation.  The Americas net income increased $.5 million as a result of a $.8 million increase in operating income, offset by higher income taxes of $.3 million. EMEA net income decreased $.1 million as a result of a less than $.1 million increase in operating income combined with an increase in income taxes of $.1 million. Asia-Pacific net income increased $1.2 million as a result of a $1.0 million increase in operating income combined with a decrease in income tax expense of $.2 million.

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2016

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the nine months ended September 30, 2017 and 2016. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended September 30
(Thousands of dollars)	2017		2016		Change
Net sales	$281,320	100.0%	$250,202	100.0%	$31,118
Cost of products sold	193,446	68.8	170,252	68.0	23,194
GROSS PROFIT	87,874	31.2	79,950	32.0	7,924
Costs and expenses	69,512	24.7	65,559	26.2	3,953
OPERATING INCOME	18,362	6.5	14,391	5.8	3,971
Other expense—net	(247)	(0.1)	(428)	(0.2)	181
INCOME BEFORE INCOME TAXES	18,115	6.4	13,963	5.6	4,152
Income taxes	6,163	2.2	3,809	1.5	2,354
NET INCOME	$11,952	4.2%	$10,154	4.1%	$1,798

Net sales. For the nine months ended September 30, 2017, net sales were $281.3 million, an increase of $31.1 million, or 12%, from the nine months ended September 30, 2016.  Excluding the favorable effect of currency translation, net sales for the nine months ended September 30, 2017 increased $28.1 million, or 11%, compared to the same period in 2016 as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2017	2016	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$113,130	$104,117	$9,013	$0	$9,013	9%
The Americas	51,821	43,761	8,060	1,500	6,560	15
EMEA	46,620	43,815	2,805	502	2,303	5
Asia-Pacific	69,749	58,509	11,240	984	10,256	18
Consolidated	$281,320	$250,202	$31,118	$2,986	$28,132	11%

The increase in PLP-USA net sales of $9.0 million, or 9%, was primarily due to a volume increase in transmission and communication sales, partially offset by a decrease in solar sales.  International net sales for the nine months ended September 30, 2017 were favorably affected by $3.0 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation.  The Americas net sales of $51.8 million increased $6.6 million, or 15%, primarily due to a volume increase in transmission and communication sales.  EMEA net sales of $46.6 million increased $2.3 million, or 5%, primarily due to a volume increase in telecommunications sales and transmission projects in the region, partially offset by a decline in solar sales.  In Asia-Pacific, net sales of $69.7 million increased $10.3 million, or 18%, compared to 2016 primarily due to a sales volume increase in transmission products.

Gross profit. Gross profit of $87.9 million for the nine months ended September 30, 2017 increased $7.9 million, or 10%, compared to the nine months ended September 30, 2016. Excluding the effect of currency translation, gross profit increased $7.4 million, or 9%, as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2017	2016	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$37,549	$34,979	$2,570	$0	$2,570	7%
The Americas	18,177	15,210	2,967	285	2,680	18
EMEA	14,153	16,010	(1,857)	104	(1,962)	(12)
Asia-Pacific	17,995	13,751	4,244	142	4,103	30
Consolidated	$87,874	$79,950	$7,924	$531	$7,391	9%

PLP-USA gross profit of $37.5 increased $2.6 million in the nine months ended September 30, 2017 compared to the same period in 2016 due primarily to a favorable sales mix shift to higher margin products along with increased sales volume.  International gross profit for the nine months ended September 30, 2017 was favorably impacted by $.5 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $2.7 million was primarily the result of the sales increase of $6.6 million combined with product margin improvement in the region due to sales mix.  The EMEA gross profit decreased $2.0 million despite an increase in sales due to a shift in product sales mix to lower gross margin products.  Asia-Pacific gross profit increased $4.1 million mainly as a result of a $10.3 million increase in sales and a shift to a higher gross margin product sales mix in the region.

Costs and expenses. Costs and expenses of $69.5 million for the nine months ended September 30, 2017 increased $4.0 million, or 6%, compared to the nine months ended September 30, 2016.  Excluding the unfavorable effect of currency translation, costs and expenses increased $3.5 million, or 5%, as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2017	2016	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$32,886	$31,933	$953	$0	$953	3%
The Americas	10,084	9,432	652	279	373	4
EMEA	10,597	9,668	929	32	897	9
Asia-Pacific	15,945	14,526	1,419	174	1,245	9
Consolidated	$69,512	$65,559	$3,953	$485	$3,468	5%

PLP-USA costs and expenses of $32.9 million for the nine months ended September 30, 2017 increased $1.0 million, or 3%, compared to 2016 primarily as a result of increased personnel related expense of $1.6 million, which includes healthcare and benefits expense, higher professional fees of $.4 million, higher advertising and promotional expense of $.2 million and higher commission expense of $.2 million.  Offsetting the higher expenses was the non-recurrence of a $1.0 million charge in 2016 related to the lease expiration of the Company aircraft and bad debt expense of $.4 million. For PLP USA’s results, there was no impact from foreign currency exchange gains/losses for the nine months ended September 30, 2017 versus the prior year.  Costs and expenses for the nine months ended September 30, 2017 were unfavorably impacted by $.5 million when local currencies were translated to U.S. dollars.   The following discussion of costs and expenses excludes the effect of currency translation.  The Americas costs and expenses of $10.1 million increased $.4 million for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to a net loss on foreign currency transactional exchange of $1.0 million, partially offset by $.4 million of lower bad debt expense and lower personnel costs of $.2 million. EMEA costs and expenses of $10.6 million increased $.9 million mainly due to increased personnel related costs of $.2 million, higher professional fees of $.2 million, a net loss on foreign currency transactional exchange of $.1 million, higher commission expense of $.1 million and other various net expense increases of $.3 million.  Asia-Pacific costs and expenses of $15.9 million increased $1.2 million. This increase was primarily due to higher personnel related expenses of $1.3 million, partially offset by lower professional fees of $.1 million.

Other income (expense). Other expense for the nine months ended September 30, 2017 decreased $.2 million compared to 2016.

Income taxes.  Income taxes for the nine months ended September 30, 2017 and 2016 were $6.2 million and $3.8 million, respectively, based on pre-tax income of $18.1 million and $14.0 million, respectively.  The effective tax rate for the nine months ended September 30, 2017 and 2016 was 34% and 27%, respectively, compared to the U.S. federal statutory rate of 35%.  Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S. federal statutory income tax rate, and the relative amount of income earned in those jurisdictions.  It is also affected by discrete items that may occur in any given period but are not consistent from year to year. In addition to the impact of state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2017

1.	A $.3 million, or 1%, increase, resulting from losses in certain jurisdictions where no tax benefit is recognized.
2.	An $.8 million, or 4%, decrease, resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.
3.	A $.4 million, or 2%, increase, resulting from U.S. permanent items, primarily related to the repatriation of foreign earnings that are not permanently reinvested.

2016

1.	A $.4 million, or 3%, increase, resulting from losses in certain jurisdictions where no tax benefit is recognized.
2.	A $.7 million, or 5%, decrease, resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.
3.	A $.4 million, or 3%, decrease, resulting from the release of valuation allowance in our Asia Pacific segment.
4.

A $.4 million, or 3%, decrease, primarily related to the reversal of unrecognized tax benefits for the expiration of statutes of limitations, coupled with various U.S. permanent items and discrete items.

Net income. As a result of the preceding items, net income for the nine months ended September 30, 2017 was $12.0 million, compared to $10.2 million for the nine months ended September 30, 2016 which was an increase of $1.8 million, or 18%.  Excluding currency translation, sales increased 17% as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2017	2016	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$2,235	$1,809	$426	$0	$426	24%
The Americas	5,825	3,965	1,860	33	1,827	46
EMEA	2,547	4,944	(2,397)	26	(2,423)	(49)
Asia-Pacific	1,345	(564)	1,909	(23)	1,932	NM
Consolidated	$11,952	$10,154	$1,798	$36	$1,762	17%

NM - Not Meaningful

PLP-USA’s net income increased $.4 million compared to 2016 due to a $1.6 million increase in operating income and an increase in other income of $.1 million, offset by increased income taxes of $1.3 million due to an increase in pre-tax income combined with prior year discrete items that favorably impacted the tax provision in 2016.  International net income for the nine months ended September 30, 2017 was minimally impacted when local currencies were converted to U.S. dollars.  The following discussion of net income excludes the effect of currency translation.  The Americas net income increased $1.8 million as a result of a $2.3 million increase in operating income combined with higher interest income of $.1 million, partially offset by an increase in income taxes of $.6 million. EMEA net income decreased $2.4 million as a result of a decrease in operating income of $2.9 million, partially offset with a decrease in income taxes of $.5 million. Asia-Pacific net income increased $1.9 million as a result of a $2.8 million increase in operating income, partially offset with an increase in income tax expense of $0.9 million.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first nine months of 2017, we used cash of $7.8 million for capital expenditures. We ended the first nine months of 2017 with $39.2 million of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world. At September 30, 2017, the majority of our cash and cash equivalents were held outside the U.S. We expect most accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt at September 30, 2017 was $34.8 million. At September 30, 2017, our unused availability under our line of credit was $44.0 million and our bank debt to equity percentage was 14.2%. On August 22, 2016, we increased our borrowing capacity under our credit facility from $50 million to $65 million and extended the term to September 30, 2019. All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless our funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread becomes 1.500%. The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and funded debt-to-earnings before interest, taxes, depreciation and amortization along with an interest coverage ratio. On September 27, 2016, we entered into a promissory note with PNC Bank, NA, pursuant to which we borrowed $14.5 million at a fixed rate of 2.71%, due July 1, 2026, which was used to purchase a corporate aircraft to replace the expiring lease of the previous aircraft. The loan is secured by the aircraft. The net worth and profitability requirements are calculated based on the line of credit agreement. At September 30, 2017 and December 31, 2016, we were in compliance with these covenants.

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

Sources and Uses of Cash

Cash increased $8.4 million for the nine months ended September 30, 2017. Net cash provided by operating activities was $21.7 million. The major investing and financing uses of cash were payments of long-term debt of $48.8 million, capital expenditures of $7.8 million and dividends paid of $3.2 million, partially offset by net debt proceeds of $37.7 million. Currency had a positive $2.3 million impact on cash and cash equivalents when translating foreign denominated financial statements to U.S. dollars.

Net cash provided by operating activities for the nine months ended September 30, 2017 and 2016 was $21.7 million and $21.0 million, respectively.  The $.7 million increase was primarily a result of an increase in non-cash transactions of $2.9 million and an increase in net income of $1.8 million, offset by an increase in cash used for operating assets (net of operating liabilities) of $4.0 million.

Net cash provided by investing activities for the nine months ended September 30, 2017 of less than $.1 million represents an increase of $23.0 million when compared to cash used for investing activities in the nine months ended September 30, 2016. The improvement was primarily related to lower capital expenditures of $13.9 million which was predominantly related to the 2016 purchase of a corporate aircraft to replace the expiring lease of the previous aircraft, combined with a net decrease in restricted cash and fixed-term deposits of $9.1 million.

Cash used for financing activities for the nine months ended September 30, 2017 was $15.7 million compared to cash provided by financing activities of $6.5 million for the nine months ended September 30, 2016. The $22.2 million decrease was primarily the result of a decrease in debt borrowings in 2017 compared to 2016 of $18.6 million and higher debt payments in the nine months ended September 30, 2017 versus the prior year of $6.1 million, offset by lower combined net purchases of shares and shares issued of $2.5 million.

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

As of September 30, 2017, the Company had no foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading or speculative purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $1.3 million and on income before taxes of $.9 million.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $21.2 million at September 30, 2017. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.2 million for the nine months ended September 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2017 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2016, the Company announced that the Board of Directors authorized a plan to repurchase up to an additional 214,620 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. There were 24,920 shares repurchased under the repurchase plan during the three months ended September 30, 2017:

Period (2017)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July	0	$0.00	110,885	139,115
August (1)	24,920	50.16	135,805	114,195
September	0	0	135,805	114,195
Total	24,920
(1)	Represents 24,920 shares repurchased from the Company’s Director Emeritus as discussed in Note P.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Shares Purchase Agreement, dated August 16, 2017, between the Company and the Trust established by the 2016 Trust Agreement between Barbara P. Ruhlman and Bernard L. Karr, dated September 21, 2016 (incorporated by reference herein from the Company’s Current Report on Form 8-K filed on August 16, 2017).

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

November 3, 2017	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 3, 2017	/s/ Michael A. Weisbarth
Michael A. Weisbarth
Vice President – Finance and Treasurer
(Principal Accounting Officer)