Form 10-K
period 2017-12-31
PREFORMED LINE PRODUCTS CO
filed 2018-03-09
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2017 was $114,826,787 based on the closing price of such common shares, as reported on the NASDAQ National Market System.  As of March 5, 2018, there were 5,038,207 common shares of the Company ($2 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2018 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

Forward-Looking Statements

This Form 10-K and other documents filed with the Securities and Exchange Commission (“SEC”) contain forward-looking statements regarding Preformed Line Products Company’s (the “Company”) and the Company’s management’s beliefs and expectations.  As a general matter, forward-looking statements are those focused upon future plans, objectives or performance (as opposed to historical items) and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature.  Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the Company’s control.  Such uncertainties and factors could cause the Company’s actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

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

•	Decrease in infrastructure spending in certain markets where the Company sells its products;
•	The ability of the Company’s customers to raise funds needed to build the facilities their customers require;
•	Technological developments that affect longer-term trends for communication lines, such as wireless communication;
•

The Company’s success at continuing to develop and protect proprietary technology and maintaining high quality products and customer service to meet or exceed new industry performance standards and individual customer expectations;

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
•

Compliance with and changes in significant government regulations affecting areas such as environmental protection, taxes, tariffs and employment matters, and any litigation that may arise from these regulations or other matters;

•	Security breaches or other disruptions to the Company’s information technology structure;
•	The telecommunication market’s continued deployment of Fiber-to-the-Premises; and
•	Those factors described under the heading “Risk Factors” on page 12.

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

The Company serves a worldwide market through strategically located domestic and international manufacturing facilities.  Each of the Company’s domestic and international manufacturing facilities have obtained an International Organization of Standardization (“ISO”) 9001:2015 Certified Management System Certificate. The ISO 9001:2015 certified management system is a globally recognized certified quality standard for manufacturing and assists the Company in marketing its products throughout the world.  The Company’s customers include public and private energy utilities and communication companies, cable operators, financial institutions, governmental agencies, contractors and subcontractors, distributors and value-added resellers.  The Company is not dependent on a single customer or a few customers.  No single customer accounts for more than 10% of the Company's consolidated revenues.

The Company’s products include:

•	Formed Wire and Related Hardware Products
•	Protective Closures
•	Plastic Products
•	Other Products

Formed Wire Products and Related Hardware Products are used in the energy, communications, cable and special industries (i.e., metal building, tower and antenna industries, the agriculture and arborist industries, and marine systems industry) to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics (e.g., vibration).  Formed wire products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape.  Advantages of using the Company’s helical formed wire products are that they are economical, dependable and easy to use.  The Company introduced formed wire products to the power industry 70 years ago and such products enjoy an almost universal acceptance in the Company’s markets. Related hardware products include hardware for supporting and protecting transmission conductors, spacers, spacer-dampers, stockbridge dampers, corona suppression devices and various compression fittings for dead-end applications.  Formed wire and related hardware products were approximately 67%, 65% and 61% of the Company’s revenues in 2017, 2016 and 2015, respectively.

Protective Closures, including splice cases, are used to protect fixed line communication networks, such as copper cable or fiber optic cable, from moisture, environmental hazards and other potential contaminants.  Protective closures were approximately 19%, 20% and 17% of the Company’s revenues in 2017, 2016 and 2015, respectively.

Plastic Products, including guy markers, tree guards, fiber optic cable markers and pedestal markers, are used in energy, communications, cable and special industries to identify power conductors, communication cables and guy wires.  Plastic products were approximately 4% of the Company’s revenues each year in 2017, 2016 and 2015.

Other Products include data communication cabinets, hardware assemblies, pole line hardware, resale products, underground connectors, solar hardware systems and urethane products.  They are used by energy, renewable energy, communications, cable and special industries for various applications and are defined as products that complement the Company’s core line offerings.  Other products were approximately 10%, 11% and 18% of the Company’s revenues in 2017, 2016 and 2015, respectively.

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

The success of the Company’s formed wire products in the U.S. led to expansion abroad.  The first international license agreement was established in the mid-1950s in Canada.  In the late 1950s, the Company’s products were being sold through joint ventures and licensees in Canada, England, Germany, Spain and Australia.  Additionally, the Company began export operations and promoted products into other selected offshore markets.  The Company continued its expansion program, bought out most of the original licensees, and, by the mid-1990s, had complete ownership of operations in Australia, Brazil, Canada, Great Britain, South Africa and Spain.  By 2002, it also had complete ownership of operations in Mexico and China.  The Company’s international subsidiaries have the necessary infrastructure (i.e., manufacturing, engineering, marketing and general management) to support local business activities.  Each is staffed with local personnel to ensure that the Company is well versed in local business practices, cultural constraints, technical requirements and the intricacies of local client relationships.

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

In 2014, the Company acquired Helix Uniformed Limited (Helix), located in Montreal, Quebec, Canada.  Helix designs, manufacturers and markets helical products and spacer dampers for the electrical utility industry.  The acquisition has diversified the Company’s business in Canada, extended its customers access in Canadian markets, expanded its manufacturing footprint and enhanced its engineering capabilities.

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

While a number of the Company’s international plants are in developed countries, the Company believes it has strong market opportunities in developing countries where the need for the transmission and distribution of electrical power is significant, although the pace of this development may remain slow.  In addition, as the need arises, the Company is prepared to acquire or establish new manufacturing facilities abroad.

Sales and Marketing

Domestically and internationally, the Company markets its products through a direct sales force and manufacturing representatives.  The direct sales force is employed by the Company and works with manufacturers’ representatives, as well as key direct accounts and distributors who also buy and resell the Company’s products. The manufacturer’s representatives are independent organizations that represent the Company as well as other complimentary product lines.  These organizations are paid a commission based on the sales amount they generate.

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

The Company believes that its Research and Engineering Center is one of the most sophisticated in the world in its specialized field.  The Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling.  Today, the Company’s reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a competitive advantage.  In addition to testing, the work performed at the Company’s Research and Development Center continues to fuel product development efforts.  For example, the Company estimates that approximately 17.4% of 2017 revenues were attributed to products developed by the Company in the past five years.  In addition, the Company’s position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations which are charged with the responsibility of establishing industry-wide specifications and performance criteria, including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission).  Research and development costs are expensed as incurred.  Research and development costs for new products were $2.1 million in 2017, $2.7 million in 2016 and $2.9 million in 2015.

Patents and Trademarks

The Company applies for patents in the U.S. and other countries, as appropriate, to protect its significant patentable developments.  As of December 31, 2017, the Company had 40 U.S. patents and 111 international patents in force in 21 countries and had 8 U.S. patent applications and 27 international applications pending.  While such domestic and international patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company’s business.  The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company’s business as a whole or to any of its businesses.  Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks.  The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology.  As of December 31, 2017, the Company had obtained U.S. registration on 38 trademarks and one trademark application remained pending.  International registrations amounted to 236 registrations in 36 countries, with five pending international registrations.

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

•	The Company’s 27 sales and manufacturing locations ensure close support and proximity to customers worldwide.

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

Raw material costs trended up throughout 2017.  The Company expects increasing prices on metals throughout 2018.  Plastic materials, which also increased throughout 2017, are expected to stabilize in 2018.

Backlog Orders

The Company’s backlog was approximately $93.8 million at the end of 2017 and $75.3 million at the end of 2016.  All customer orders entered are firm at the time of entry.  Substantially all orders are shipped within a two to four-week period unless the customer requests an alternative date.

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

The Company believes it is in compliance in all material respects, with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability.  The Company does not expect to make any material capital expenditures during 2018 for environmental control facilities.  The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays.  However, the Company does not believe that these expenditures will ultimately result in a material adverse effect on its financial position or results of operations.  The Company cannot predict the precise effect such future requirements, if enacted, would have on the Company.  The Company believes that such regulations would be enacted over time and would affect the industry as a whole.

Employees

At December 31, 2017, the Company had 2,762 employees.  Approximately 28% of the Company’s employees are located in the U.S.

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

International sales account for a substantial portion of the Company’s net sales (61%, 60% and 60% in 2017, 2016 and 2015, respectively) and the Company expects these sales could increase as a percentage of net sales in the future.  Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, which could materially adversely affect U.S. dollar sales or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, reduced or limited protection of intellectual property rights, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards.  The Company is subject to foreign currency volatility which could materially impact the Company’s results.  The Company is also subject to general geopolitical risks, such as political and economic instability, social unrest, terrorism and changes in diplomatic and trade relationships, in connection with its international operations.  These risks of conducting business internationally may have a material adverse effect on the Company’s business, operating results and financial condition.

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

The Company is subject to various laws and regulation.  For example, extensive environmental regulations related to air and water quality, the discharge of pollutants, the handling of toxic waste and the handling and transport of products and components classified as hazardous impact its daily operations.  The introduction of new laws or regulations, or changes in existing laws or regulations, could increase the costs of doing business.  At any given time, we may also be subject to litigation or claims related to our products, suppliers, customers, employees, shareholders, distributors, sales representatives, intellectual property or acquisitions, among other things, the disposition of which may have an adverse effect upon our business, financial condition, or results of operation. The outcome of litigation is difficult to assess or quantify. Lawsuits can result in the payment of substantial damages by defendants. If we are required to pay substantial damages and expenses as a result of these or other types of lawsuits, our business and results of operations would be adversely affected. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.

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

The Company is subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating the provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. The Company’s effective tax rates could be affected by numerous factors, including but not limited to, intercompany transactions, the relative amount of its foreign earnings, including earnings being lower than anticipated in jurisdictions where the Company have lower statutory rates and higher than anticipated in jurisdictions where the Company has higher statutory rates, losses incurred in jurisdictions for which the Company is not able to realize the related tax benefit, changes in foreign currency exchange rates, changes in its deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations.  In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the recently enacted U.S. tax reform legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Finally, foreign governments may enact tax laws in response to the Tax Act that could result in further changes to global taxation and materially affect the Company’s financial position and results of operations.

The Tax Act significantly changes how the U.S. imposes taxes on corporations. The Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from the Company’s interpretation. As the Company completes its analysis of the Tax Act, collects and prepares necessary data and interprets any additional guidance, the Company may make adjustments to provisional amounts that have been recorded which could materially impact the provision for income taxes in the period in which the adjustments are made.

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

Item 2.  Properties

The Company currently owns or leases 27 facilities, which together contain approximately 2.1 million square feet of manufacturing, warehouse, research and development, sales and office space worldwide.  Most of the Company’s international facilities contain space for offices, research and engineering (R&E), warehousing and manufacturing with manufacturing using a majority of the space.  The following table provides information regarding the Company’s principal facilities:

						Total Approximate
		Number of Facilities				Square Feet
Segment	Location	Manufacturing	Warehouse	R&E	Office	Owned	Leased
United States	United States	2	2	1	4	704,900	3,000

Americas	Brazil	1	1	1	1	167,600
	Argentina	1	1		1		26,400
	Canada	2	2	1	2	124,400
	Mexico	1	1		2	113,000	1,100

Asia-Pac	Australia	1	1	1	4	122,900	78,300
	China	1	1	1	1	132,100
	Indonesia	2	1		2	60,100	20,300
	Malaysia	1	1				18,600
	Thailand	1	3		1	80,000	49,500
	New Zealand	1	2	1	2		39,600

EMEA	Great Britain	1	1	1	1	89,400
	South Africa	1	1	1	1	68,800
	Spain	1	1	1	1	63,250	10,800
	Poland	1	1	1	1	175,000

Item 3. Legal Proceedings

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

Name	Age	Position
Robert G. Ruhlman	61	Chairman, President and Chief Executive Officer
Michael A. Weisbarth	52	Vice President - Finance and Treasurer
J. Cecil Curlee Jr.	61	Vice President - Human Resources
William H. Haag	54	Vice President - Asia Pacific Region
John M. Hofstetter	53	Vice President - Sales and Global Communications Markets
Dennis F. McKenna	51	Executive Vice President - Global Business Development
J. Ryan Ruhlman	34	Vice President - Marketing and Business Development
David C. Sunkle	59	Vice President - Research and Engineering and Manufacturing
Caroline S. Vaccariello	51	General Counsel and Corporate Secretary

The following sets forth the name and recent business experience for each person who is an executive officer of the Company at March 1, 2018:

Robert G. Ruhlman was elected Chairman in July 2004.  Mr. Ruhlman has served as Chief Executive Officer since July 2000 and as President since 1995 (positions he continues to hold). Mr. Ruhlman is the father of J. Ryan Ruhlman, Vice-President – Marketing and Business Development and a Director of the Company, and of Maegan A. R. Cross, also a Director of the Company.

Michael A. Weisbarth was elected Vice President - Finance and Treasurer in May 2017.  Prior to that, Mr. Weisbarth served as the Company’s Controller and Treasurer since September 2014.  Previous to his employment with the Company, Mr. Weisbarth served as the Controller from April 2013 to April 2014 and as the Vice President, Finance/Controller from April 2008 to April 2013 of AssuraMed, Inc., a division of Cardinal, Inc.

William H. Haag was elected Vice President – Asia Pacific Region in January 2018.  Prior to that, Mr. Haag served as the Company’s Vice President—International Operations since April 1999.

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

Caroline S. Vaccariello was elected General Counsel and Corporate Secretary in January 2007.

John M. Hofstetter was elected Vice President – Sales and Global Communications Markets and Business Development in April 2012.

J. Ryan Ruhlman was elected to the Company’s Board of Directors in July 2015 and as Vice President – Marketing and Business Development in December 2015, which expanded his role to include new acquisition and market opportunities.  Prior to that, he was promoted to Director Marketing and Business Development in January 2015 including responsibilities for Special Industries, Distribution and Transmission Markets, as well as Marketing Communications.  Mr. Ruhlman is the son of Robert G. Ruhlman, the Chief Executive Officer and Chairman of the Company, and the brother of Maegan A. R. Cross, a Director of the Company.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on NASDAQ under the trading symbol “PLPC”.  As of March 5, 2018, the Company had approximately 1,300 shareholders of record.  The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company’s common shares as reported by the NASDAQ and (ii) the amount per share of cash dividends paid by the Company.

	Year ended December 31
	2017			2016
Quarter	High	Low	Dividend	High	Low	Dividend
First	$57.87	$45.06	$0.20	$43.70	$31.70	$0.20
Second	54.19	45.22	0.20	43.95	35.67	0.20
Third	68.64	46.00	0.20	48.98	36.13	0.20
Fourth	84.97	68.53	0.20	60.19	41.45	0.20

While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company’s Board of Directors in light of the current needs of the Company.  Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(1)	(1)	(2)
Equity compensation plans approved by security holders	248,786	$56.40	904,193
Equity compensation plans not approved by security holders	0	$0.00	0
Total	248,786		904,193

(1)	Of these shares, 218,786 were issued in the form of restricted stock units, which have no exercise price. Accordingly, such shares were not included in the weighted average exercise price.

(2)

The Company’s Long-Term Incentive Plan of 2008 was replaced in May 2016 by the 2016 Incentive Plan.  Up to 900,000 of the 1,000,000 shares initially authorized may be issued in the form of restricted shares or units under the new plan.  See Note H in the Notes to Consolidated Financial Statements for information relating to the Company’s 2016 Incentive Plan.

Performance Graph

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the Company’s common shares with the cumulative total return of hypothetical investments in the NASDAQ Composite Index and the Peer Group Index based on the respective market price of each investment at December 31, 2012, December 31, 2013, December 31, 2014, December 31, 2015, December 31, 2016, and December 31, 2017, assuming in each case an initial investment of $100 on December 31, 2012, and reinvestment of dividends.

	2012	2013	2014	2015	2016	2017
PREFORMED LINE PRODUCTS CO	100.00	124.16	94.01	73.91	103.93	128.85
NASDAQ MARKET INDEX	100.00	141.58	162.13	173.35	187.34	242.49
PEER GROUP INDEX	100.00	139.31	135.18	129.01	159.58	184.80

Purchases of Equity Securities

On December 13, 2017, the Board of Directors authorized a plan to repurchase up to an additional 228,138 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date.  The following table includes repurchases for the three months ended December 31, 2017:

Period (2017)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October	0	$0.00	135,805	114,195
November	43,183	$72.04	178,988	71,012
December	49,150	$70.68	228,138	250,000
Total	92,333

Item 6. Selected Financial Data

	2017	2016	2015	2014	2013
	(Thousands of dollars, except per share data)
Net Sales and Income
Net sales	$378,212	$336,634	$354,666	$388,185	$409,776
Operating income	26,108	21,479	12,349	21,238	31,148
Income before income taxes	25,806	20,953	11,706	21,410	31,794
Net income	12,654	15,255	6,675	12,861	20,587
Per Share Amounts
Net income - basic	$2.48	$2.95	$1.25	$2.39	$3.84
Net income - diluted	2.47	2.95	1.24	2.39	3.77
Dividends declared	0.80	0.80	0.80	0.80	0.60
Shareholders' equity	47.35	43.68	41.94	45.01	46.81
Other Financial Information
Current assets	$207,130	$189,107	$188,497	$200,663	$185,734
Total assets	359,785	340,937	324,573	353,967	332,406
Current liabilities	62,833	55,455	51,891	55,327	52,215
Long-term debt (including current portion)	36,046	44,391	31,864	31,865	13,249
Capital leases	169	236	268	173	310
Shareholders' equity	238,537	223,543	218,984	242,925	252,330

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

We report our segments in four geographic regions: PLP-USA (including corporate), The Americas (includes operations in North and South America without PLP-USA), EMEA (Europe, Middle East & Africa) and Asia-Pacific in accordance with accounting standards codified in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, “Segment Reporting”.  Each segment distributes a full range of our primary products.  Our PLP-USA segment is comprised of our U.S. operations manufacturing our traditional products primarily supporting our domestic energy, telecommunications and solar products.  Our other three segments, The Americas, EMEA and Asia-Pacific, support our energy, telecommunications, data communication and solar products in each respective geographical region.

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

RECENT DEVELOPMENTS

In 2015, the Company reconfigured a product line in The Americas segment and consolidated its manufacturing processes into the PLP-USA segment operations.  This action has reduced infrastructure and manufacturing costs for the product line.

MARKET OVERVIEW

Our business continues to be highly concentrated in the energy and communications markets.  During the past several years, industry consolidation continued as distributor and service provider integrations occurred in our major markets.  The fluctuation of foreign currencies, particularly commodity-based currencies, coupled with the varying degrees of recovery throughout the global economy has led to a challenging environment to sustain consistent sales levels over the past few years.  Prior to 2017, there had been a lack of commitment by developed countries to upgrade and strengthen their electrical grids and communication networks, despite the growing need.  Low oil and commodity prices have affected construction projects worldwide and negatively impacted growth opportunities in our core markets in the U.S., Canada and the Asia-Pacific region where the financial situation is expected to be challenging going forward.

In 2017, sales in the energy market began to increase in the number and scale of transmission projects in North America while there was a continued decline in solar products in the region.  We believe that our leadership position in the market and ability to deliver reliable products quickly will enable us to take advantage of prospects for continued growth as transmission grids are enhanced and extended.

Our international business is more concentrated in the energy markets where we experienced our most significant top line growth in 2017 as we experienced a decline in solar products in our Asia-Pacific region.  Historically, our international sales were primarily related to the medium voltage distribution segment of the energy market, but have grown through acquisition and new product development to include a significant contribution from the transmission and telecommunications markets.  We believe that we are well positioned to supply the needs of the world’s diverse energy market requirements as a result of our strategically located operations and array of product designs and technologies.

As economic conditions improve, we believe our efforts internationally will lead to growth in our communications business from opportunities where deployment of fixed line and wireless telecommunications services and broadband penetration rates remain low as a percentage of the total population.

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

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies strengthen against the U.S. dollar, our sales and costs increase as the foreign currency-denominated financial statements translate into more U.S. dollars.  In total, foreign currencies strengthened against the U.S. dollar in 2017 in contrast to the currencies weakening in 2016.  The fluctuations of foreign currencies during the year ended December 31, 2017 had a favorable impact on net sales of $5.2 million as compared to 2016.  On a reportable segment basis, the favorable impact of foreign currency translation on net sales and net income for the years ended December 31, 2017 and 2016 was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income (Loss)
(Thousands of dollars)	2017	2016	2017	2016
The Americas	$1,688	$(5,892)	$67	$(811)
EMEA	1,651	(4,314)	69	(752)
Asia-Pacific	1,897	(1,800)	21	41
Total	$5,236	$(12,006)	$157	$(1,522)

The effect of currency translation had a favorable impact on net income in the year ended December 31, 2017 of $.2 million and a negative impact on net income in 2016 of $1.5 million.  There was an incremental $.2 million in gains on foreign currency translation on operating income for the year ended December 31, 2017.  There was a transaction gain of $.3 million in the year ended December 31, 2017 as compared to a transaction loss for the year ended December 31, 2016 of $1.3 million as summarized in the following table:

	Foreign Currency Translation Impact
	Year Ended December 31
(Thousands of dollars)	2017	2016
Operating income	$26,108	$21,479
Translation gain	(222)	0
Transaction gain	(348)	(1,292)
Operating income excluding currency impact	$25,538	$20,187

Despite the continued challenges of the current global economy, we believe our business fundamentals and our financial position are sound and strategically well-positioned.  We remain focused on assessing our global facilities and overall capacity in conjunction with the requirements of local manufacturing in the markets that we serve. If necessary, we will utilize our global manufacturing network to manage costs, while driving sales and delivering value to our customers.  We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our current and new customers.  We currently have a bank debt to equity ratio of 15.5% and can borrow needed funds at a competitive interest rate under our credit facility.  Debt decreased $8.8 million as of December 31, 2017, driving the decrease in our bank debt to equity ratio, compared to 20.4% at December 31, 2016.  See Note E in the Notes to Consolidated Financial Statements for more information.

The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the years ended December 31, 2017 and 2016.  The Company’s past operating results are not necessarily indicative of future operating results.

	Year Ended December 31
(Thousands of dollars)	2017		2016		Change
Net sales	$378,212	100.0%	$336,634	100.0%	$41,578
Cost of products sold	259,584	68.6	227,220	67.5	32,364
GROSS PROFIT	118,628	31.4	109,414	32.5	9,214
Costs and expenses	92,520	24.5	87,935	26.1	4,585
OPERATING INCOME	26,108	6.9	21,479	6.4	4,629
Other expense	(302)	(0.1)	(526)	(0.2)	(224)
INCOME BEFORE INCOME TAXES	25,806	6.8	20,953	6.2	4,853
Income taxes	13,152	3.5	5,698	1.7	7,454
NET INCOME	$12,654	3.3%	$15,255	4.5%	$(2,601)

2017 RESULTS OF OPERATIONS COMPARED TO 2016

Net sales.  In 2017, net sales were $378.2 million, an increase of $41.6 million, or 12%, compared to 2016.  Excluding the favorable effect of currency translation, net sales increased 11% as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2017	2016	Change	Translation	Translation	Change
Net sales
PLP-USA	$147,646	$135,260	$12,386	$0	$12,386	9%
The Americas	69,764	60,049	9,715	1,688	8,027	13
EMEA	63,916	56,411	7,505	1,651	5,854	10
Asia-Pacific	96,886	84,914	11,972	1,897	10,075	12
Consolidated	$378,212	$336,634	$41,578	$5,236	$36,342	11%

The increase in PLP-USA net sales of $12.4 million, or 9%, was primarily due to a volume increase in transmission and distribution products.  International net sales for the year ended December 31, 2017 were favorably affected by $5.2 million when local currencies were converted to U.S. dollars.  The following discussion of changes in net sales excludes the effect of currency translation.  The Americas net sales of $69.8 million increased $8.0 million, or 13%, primarily due to higher volume in energy and telecommunication sales.  EMEA net sales of $63.9 million increased $5.9 million, or 10%, primarily due to volume increases in the telecommunication sales and transmission projects in the region.  The Asia-Pacific net sales of $96.9 million increased $10.1 million, or 12%, compared to 2016.  The increase in net sales is primarily related to sales volume increases in transmission sales, partially offset by a decrease in solar sales.

Gross Profit.  Gross profit of $118.6 million for 2017 increased $9.2 million, or 8%, compared to 2016.  Excluding the favorable effect of currency translation, gross profit increased $8.1 million, or 7%, as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2017	2016	Change	Translation	Translation	Change
Gross profit
PLP-USA	$49,884	$47,294	$2,590	$0	$2,590	5%
The Americas	24,584	20,863	3,721	340	3,381	16
EMEA	19,473	20,368	(895)	435	(1,330)	(7)
Asia-Pacific	24,687	20,889	3,798	325	3,474	17
Consolidated	$118,628	$109,414	$9,214	$1,100	$8,115	7%

PLP-USA gross profit of $49.9 million increased by $2.6 million compared to 2016 mostly due to a shift in sales mix toward higher margin products.  International gross profit for the year ended December 31, 2017 was favorably impacted by $1.1 million when local currencies were translated to U.S. dollars.  The following discussion of gross profit changes excludes the effects of currency translation.  The Americas gross profit increase of $3.4 million was primarily the result of product margin improvement in the region due to a favorable shift in sales mix toward higher margin products combined with the $8.0 million improvement in sales.  Higher personnel costs throughout the region due to inflation were a slight offset to the margin improvement.  EMEA gross profit decreased $1.3 million despite the $5.9 million increase in sales in the region, primarily in lower margin energy products.  Asia-Pacific’s gross profit increased $3.5 million as mix shifted to higher margin products combined with an increase in sales of $10.1 million.

Costs and expenses. Costs and expenses of $92.5 million for the year ended December 31, 2017 increased $4.6 million, or 5.2%, compared to 2016.  Excluding the unfavorable effect of currency translation, costs and expenses increased $3.7 million, or 4%, as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2017	2016	Change	Translation	Translation	Change
Costs and expenses
PLP-USA	$44,197	$42,770	$1,427	$0	$1,427	3%
The Americas	13,264	12,720	544	281	263	2
EMEA	13,945	12,476	1,469	278	1,191	10
Asia-Pacific	21,114	19,969	1,145	314	831	4
Consolidated	$92,520	$87,935	$4,585	$873	$3,712	4%

PLP-USA costs and expenses of $44.2 million increased $1.4 million, or 3%.  Higher personnel related expenses, which include healthcare and benefits of $2.7 million and higher commission expense of $1.0 million, were partially offset by the non-recurrence of a $1.0 million charge in 2016 related to the lease expiration of the Company aircraft, a $.6 million improvement in net foreign currency transaction exchange effect combined with lower bad debt expense of $.5 million and various net expense decreases of $.2 million.  Foreign currency exchange gains were primarily related to translating into U.S. dollars its foreign currency denominated loans, trade receivables and royalty receivables from its foreign subsidiaries at the December 2017 year-end exchange rates.  International costs and expenses for the year ended December 31, 2016 were unfavorably impacted by $.9 million when local currencies were translated to U.S. dollars.  The following discussions of costs and expenses exclude the effect of currency translation.  The Americas costs and expenses increase of $.2 million was primarily due to a net loss on foreign currency transactional exchange of

$1.0 million, partially offset by lower bad debt expense of $.5 million and lower professional fee expense of $.3 million.  EMEA costs and expenses of $13.9 million increased $1.2 million due to a net loss on foreign currency transactional exchange of $.4 million, higher personnel related costs of $.3 million, increased professional expense of $.1 million, increased commission expense of $.1 million combined with various net expense increases of $.3 million.  Asia-Pacific costs and expenses of $21.1 million increased $.8 million primarily due to higher personnel related expenses of $1.6 million, partially offset by lower commission expense of $.3 million and reduced professional fees of $.3 million combined with various net expense reductions of $.2 million.

Other income (expense).  Other expense for the year ended December 31, 2017 decreased $.2 million compared to 2016.

Income taxes.  Income taxes for the years ended December 31, 2017 and 2016 were $13.2 million and $5.7 million, respectively, based on pre-tax income of $25.8 million and $21.0 million, respectively. The effective tax rate for the years ended December 31, 2017 and 2016 was 51.0% and 27.2%, respectively, compared to the U.S. federal statutory rate of 35%.  Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S. federal statutory income tax rate, and the relative amount of income earned in those jurisdictions where such earnings are permanently reinvested.  It is also affected by discrete items that may occur in any given period but are not consistent from year to year.  The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2017

1.

A $2.5 million, or 9.6%, increase resulting primarily from a $2.6 million charge as a result of the Deemed Repatriation Transition Tax (“Transition Tax”) and partially offset by other U.S. permanent items and state and local income taxes.

2.	A $3.2 million, or 12.2%, increase resulting from the net reduction in our deferred taxes due to the result of U.S. federal statutory rate decrease included in the Tax Cuts and Jobs Act.
3.	A $1.5 million, or 5.8%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

2016

1.	A $.4 million, or 2.0%, decrease resulting from losses in certain jurisdictions where no tax benefit was previously recognized.
2.	A $.5 million, or 2.2%, increase resulting primarily from incremental tax from the repatriation of foreign earnings, partially offset by other U.S. permanent items and state and local income taxes.
3.	A $.2 million, or 0.9%, decrease of unrecognized tax benefits due to expiration of statutes of limitations.
4.	A $1.5 million, or 7.1%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

Net income.  As a result of the preceding items, net income for the year ended December 31, 2017 was $12.7 million, compared to $15.3 million for 2016.  Excluding the effect of currency translation, net income decreased $2.8 million as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2017	2016	Change	Translation	Translation	Change
Net income (loss)
PLP-USA	$(2,367)	$2,007	$(4,374)	$-	$(4,374)	(218)%
The Americas	8,169	5,881	2,288	71	2,217	38
EMEA	4,088	6,243	(2,155)	95	(2,250)	(36)
Asia-Pacific	2,764	1,124	1,640	21	1,619	144
Consolidated	$12,654	$15,255	$(2,601)	$187	$(2,788)	(18)%

PLP-USA’s net loss of $2.4 million was a decrease of $4.4 million year over year, mainly due to the current year income tax expense impact from the newly enacted U.S. Tax Cuts and Jobs Act of 2017.  Excluding the impact of the newly enacted tax law, PLP-USA’s net income increased $1.4 million to $3.4 million.  International net income for the year ended December 31, 2017 was favorably affected by less than $.2 million when local currencies were converted to U.S. dollars.  The following discussion of net income excludes the effect of currency translation.  The Americas net income of $8.2 million increased $2.2 million as a result of a $3.1 million increase in operating income combined with reductions in other expense of $.2 million, partially offset by an income tax expense increase of $1.1 million.  EMEA net income decreased $2.3 million as a result of a $2.5 million decrease in operating income offset by a year-over-year decrease in income taxes of $.3 million.  Asia-Pacific net income improved $1.6 million mainly as a result of a $2.6 million increase in operating income offset by a decrease in income tax expense for the region of $1.0 million.

2016 RESULTS OF OPERATIONS COMPARED TO 2015

The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the years ended December 31, 2016 and 2015.

	Year Ended December 31
(Thousands of dollars)	2016		2015		Change
Net sales	$336,634	100.0%	$354,666	100.0%	$(18,032)
Cost of products sold	227,220	67.5	251,214	70.8	(23,994)
GROSS PROFIT	109,414	32.5	103,452	29.2	5,962
Costs and expenses	87,935	26.1	91,103	25.7	(3,168)
OPERATING INCOME	21,479	6.4	12,349	3.5	9,130
Other income (expense)	(526)	(0.2)	(643)	(0.2)	117
INCOME BEFORE INCOME TAXES	20,953	6.2	11,706	3.3	9,247
Income taxes	5,698	1.7	5,031	1.4	667
NET INCOME	$15,255	4.5%	$6,675	1.9%	$8,580

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

Costs and expenses. Costs and expenses of $87.9 million for the year ended December 31, 2016 decreased $3.2 million, or 3.5%, compared to 2015.  Excluding the effect of currency translation, costs and expenses were essentially flat as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2016	2015	Change	Translation	Translation	Change
Costs and expenses
PLP-USA	$42,770	$42,946	$(176)	$0	$(176)	(0)%
The Americas	12,720	13,451	(731)	(1,305)	574	4
EMEA	12,476	12,739	(263)	(866)	603	5
Asia-Pacific	19,969	21,967	(1,998)	(596)	(1,402)	(6)
Consolidated	$87,935	$91,103	$(3,168)	$(2,767)	$(401)	(0)%

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

Income taxes.   Income taxes for the years ended December 31, 2016 and 2015 were $5.7 million and $5.0 million, respectively, based on pre-tax income of $21.0 million and $11.7 million, respectively.  The effective tax rate for the years ended December 31, 2016 and 2015 was 27.2% and 43.0%, respectively, compared to the U.S. federal statutory rate of 35%.  Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S. federal statutory income tax rate, and the relative amount of income earned in those jurisdictions where such earnings are permanently reinvested.  It is also affected by discrete items that may occur in any given period but are not consistent from year to year.  The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2016

1.	A $.4 million, or 2.0%, decrease resulting from losses in certain jurisdictions where no tax benefit was previously recognized.

2.	A $.5 million, or 2.2%, increase resulting primarily from incremental tax from the repatriation of foreign earnings, partially offset by other U.S. permanent items and state and local income taxes.
3.	A $.2 million, or 0.9%, decrease of unrecognized tax benefits due to expiration of statutes of limitations.
4.	A $1.5 million, or 7.1%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

2015

1.	A $1.8 million, or 15.0%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.

2.	A $.6 million, or 5.4%, increase resulting primarily from incremental tax from the repatriation of foreign earnings, partially offset by other U.S. permanent items and state and local income taxes.
3.

An $.8 million, or 6.6%, decrease of unrecognized tax benefits resulting primarily from a favorable resolution of a foreign audit in our Asia Pacific segment for which a larger tax liability had previously been accrued.

4.	An $.7 million, or 5.8%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

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

PLP-USA net income of $2.0 million was flat year over year.  International net income for the year ended December 31, 2016 was unfavorably affected by $1.5 million when local currencies were converted to U.S. dollars.  The following discussion of net income excludes the effect of currency translation.  The Americas net income increased $3.5 million as a result of a $5.0 million increase in operating income, offset by an income tax expense increase of $1.5 million.  EMEA net income increased $2.1 million as a result of a $2.5 million increase in operating income offset by an increase in income taxes of $.4 million.  Asia-Pacific net (loss) income improved $4.5 million mainly as a result of a $3.9 million increase in operating income, combined with the non-recurrence of a prior year receivable settlement of $.8 million, offset by a lower year over year net tax benefit for the region, which was $.2 million lower.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives.  In 2017, we used cash of $11.2 million for capital expenditures.  We ended 2017 with $44.4 million of cash and cash equivalents.  Our cash and cash equivalents are held in various locations throughout the world.  At December 31, 2017, the majority of our cash and cash equivalents are held outside the U.S.

We expect the majority of accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk.  We closely monitor payments and developments that may signal possible customer credit issues.  We currently have not identified any potential material impact on our liquidity from customer credit issues.

Our financial position remains strong and our current ratio at December 31, 2017 and 2016 was 3.3 to 1 and 3.4 to 1, respectively.  Total debt at December 31, 2017 was $36.9 million.  At December 31, 2017, our unused availability under our line of credit was $41.7 million and our bank debt to equity percentage was 15.5%.  On August 22, 2016, we increased our borrowing capacity under our credit facility from $50 million to $65 million and extended the term to June 30, 2019.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless our funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread increases to 1.500%.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and funded debt-to-earnings before interest, taxes, depreciation and amortization along with an interest coverage ratio.  On June 27, 2016, we entered into a promissory note with PNC Bank, NA, pursuant to which we borrowed $14.5 million at a fixed rate of 2.71%, due July 1, 2026, which was used to purchase a corporate aircraft to replace the expiring lease of the previous aircraft.  The loan is secured by the aircraft.  The net worth and profitability requirements are calculated based on the line of credit agreement.  At December 31, 2017 and December 31, 2016, we were in compliance with these covenants.

We expect that our major source of funding for 2018 and beyond will be our operating cash flows, our existing cash and cash equivalents as well as our line of credit agreement.  We earn a significant amount of our operating income outside the United States, which, except for current earnings in certain jurisdictions, is deemed to be indefinitely reinvested in foreign jurisdictions.  We currently do not intend nor foresee a need to repatriate these funds. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months and thereafter for the foreseeable future.  In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions.  We also believe that we can expand our borrowing capacity, if necessary, however, we do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

Sources and Uses of Cash

Cash increased $13.6 million for the year ended December 31, 2017.  Net cash provided by operating activities was $33.8 million.  The major investing and financing uses of cash were capital expenditures of $11.2 million, common share repurchases of $8.5 million and dividends of $4.1 million.  Currency had a favorable $1.2 million impact on cash and cash equivalents when translating foreign denominated financial statements to U.S. dollars.

Net cash provided by operating activities increased $7.9 million compared to 2016 primarily due to a decrease in cash used for operating assets (net of operating liabilities) of $10.7 million, partially offset by a decrease in net income of $2.6 million and net non-cash items of $.2 million.  Net cash used for investing activities of $1.9 million for the year ended December 31, 2017 represents a decrease of $26.6 million when compared to cash used in investing activities for the year ended December 31, 2016.  The decrease is primarily related to lower capital expenditures of $13.5 million, which was predominantly related to the 2016 purchase of a corporate aircraft to replace the expiring lease of the previous aircraft, combined with a decrease in restricted cash and fixed-term deposits of $13.0 million and an increase in proceeds from sale of property and equipment of less than $.1 million.

Cash used in financing activities for the year ended December 31, 2017 was $19.6 million compared to cash provided of $4.4 million in 2016.  The $24.0 million decrease was primarily a result of a decrease in net debt borrowings in 2017 compared to 2016 of $22.3 million and a net increase in cash used in capital stock transactions of $1.7 million, combined with other immaterial movements within financing activities.

We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and capital leases primarily for equipment.  We had previously leased our aircraft under a lease which was set to expire in February 2017.  The Company terminated the lease in July of 2016, incurring approximately $1.0 million of charges related to the expiring lease.  There are no future aircraft lease obligations and all required charges for the lease termination were recorded in the year ended December 31, 2016.  The Company did not incur any obligation for contingent rent under the lease.

Contractual obligations and other commercial commitments are summarized in the following tables:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(Thousands of dollars)
Notes payable to bank (A)	$864	$864	$0	$0	$0
Long-term debt (B)	36,046	1,478	26,368	3,009	5,191
Capital leases	304	78	104	65	57
Operating leases	17,747	2,624	3,842	2,803	8,478
Purchase commitments	1,123	1,123	0	0	0
Pension contribution and other retirement plans (C)	14,157	1,011	2,258	2,619	8,269

	Amount of Commitment Expiration by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(Thousands of dollars)
Letters of credit	$822	$355	$-	$-	$467
Guarantees	5,380	1,358	2,995	175	852

(A)	Interest on short-term debt is included in the table at an interest rate of 3.95% in effect at December 31, 2017.
(B)	Interest on long-term debt is included in the table at interest rates from 2.69% to 2.83% based on the variable interest rates in effect at December 31, 2017.
(C)

The Company does not expect to make contributions to the Company’s defined benefit pension plan in 2018.  Future expected amounts beyond one year have not been disclosed as such amounts are subject to change based on performance of the assets in the plan as well as the discount rate used to determine the obligation.  At December 31, 2017, our unfunded contractual obligation was $10.7 million.  Our Supplemental Profit Sharing Plan accrued liability at December 31, 2017 was $4.8 million.

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

Revenue Recognition

Our revenue recognition policy is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”.  We recognize sales when title passes to the customer either when goods are shipped or when they are delivered and based on the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectability is reasonably assured. Revenue related to shipping and handling costs billed-to customers are included in net sales and the related shipping and handling costs are included in cost of products sold.

Receivable Allowances

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  During 2017, we recorded a provision for doubtful accounts of $.5 million.  The allowance for doubtful accounts represents approximately less than 3.8% and 4.2% of our trade receivables balance at December 31, 2017 and 2016, respectively.

Excess and Obsolescence Reserves

We provide excess and obsolescence reserves to state inventories at the lower of cost or estimated net realizable value.  We identify inventory items that have had no usage or are in excess of the usages over the historical 12 to 24 months.  A management team with representatives from marketing, manufacturing, engineering and finance reviews these inventory items, determines the disposition of the inventory and assesses the net realizable value based on their knowledge of the product and market conditions.  These conditions include, among other things, future demand for product, product utility, unique customer order patterns or unique raw material purchase patterns, changes in customer and quality issues.  The allowance for excess and obsolete inventory was 10.6% and 14.0% of gross inventory at December 31, 2017 and December 31, 2016, respectively.   If the impact of market conditions deteriorates from those projected by management, additional inventory reserves may be necessary.

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

Our measurement date for our annual impairment test is October 1 of each year.  We performed our annual impairment tests for goodwill as of October 1, 2017.  We did not have any impairment for goodwill for the year ended December 31, 2017. See Note J for additional information.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes broad and complex changes to the U.S tax code that affected 2017. The Tax Act also establishes new tax laws that will affect 2018, including but not limited to, (1) reduction of the U.S. federal statutory rate from 35% to 21%; (2) the creation of the base erosion anti-abuse tax (BEAT), a new minimum tax; (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision, Global Intangible Low-Taxed Income (GILTI), which ends deferral of taxation on a significant portion of foreign earnings; (5) a new limitation on deductible interest expense; (6) the repeal of the domestic production activity deduction; (7) limitations on the deductibility of certain executive compensation; and (8) limitations on the use of FTCs to reduce the U.S. income tax liability.

The Tax Act significantly changes how the U.S. taxes corporations. The Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

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

Under FASB ASC 740 (“ASC 740”), “Tax Benefits from Uncertain Tax Positions” that reduce our current or future income tax liability are reported in our financial statements only to the extent that each benefit is recognized and measured under a two-step approach.  The first step requires us to assess whether each tax position based on its technical merits and facts and circumstances as of the reporting date, is more-likely-than-not to be sustained upon examination.  The second step measures the amount of tax benefit that we would recognize in the financial statements based on a cumulative probability approach.  A tax position that meets the more-likely-than-not threshold that is not highly certain is measured based on the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming that the tax authority has examined the position and has full knowledge of all relevant information.

ASC 740 requires subjectivity to identify outcomes and to assign probability in order to estimate the settlement amount.  We provide estimates in order to determine settlement amounts.  During the year ended December 31, 2017, we did not record any activity for uncertain tax positions.  At December 31, 2017, there was no reserve requirement for uncertain tax positions.

Pensions

We record obligations and expenses related to a pension benefit plan based on actuarial valuations, which include key assumptions on discount rates, expected returns on plan assets and compensation increases.  These actuarial assumptions are reviewed annually and modified as appropriate.  The effect of modifications is generally recorded or amortized over future periods.  The discount rate of 3.75% at December 31, 2017 reflects an analysis of yield curves as of the end of the year and the schedule of expected cash needs of the plan.  The expected long-term return on plan assets of 8.0% reflects the plan’s historical returns and represents our best estimate of the likely future returns on the plan’s asset mix.  We believe the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries.  However, an increase in the discount rate would decrease the plan obligations and the net periodic benefit cost, while a decrease in the discount rate would increase the plan obligations and the net periodic benefit cost.  In addition, an increase in the expected long-term return on plan assets would decrease the net periodic pension cost, while a decrease in expected long-term return on plan assets would increase the net periodic pension cost.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  Under the amendments in this Update, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  This ASU is effective for an entity’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The early adoption of ASU 2017-04 had no impact on the Company’s consolidated financial statements.

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
ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises to be recognized as a discrete income tax adjustment in the income statement.  Previously, these amounts were recognized in Paid in capital.  The Company had $2 million excess tax benefit recorded during the year ended December 31, 2017.   In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, resulting in an insignificant increase in diluted weighted average number of shares outstanding for the year ended December 31, 2017 and an immaterial impact on earnings per share.

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

In July 2015, the FASB issued ASU-2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS).  The Company adopted ASU 2015-11 effective January 1, 2017.  Under ASU 2015-11, an entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendments in this Update are effective for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years.  The amendments in this Update have been applied prospectively and did not have an effect on Company’s consolidated financial statements for the year ended December 31, 2017.

NEW ACCOUNTING STANDARDS TO BE ADOPTED

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act.  The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted U.S. corporate income tax rate of twenty one percent.  ASU 2018-02 is effective for fiscal years, including interim periods within those years, beginning after December 15, 2018 with early adoption in any interim period permitted.  The Company is currently evaluating what impact, if any, the adoption of ASU 2018-02 will have to the presentation of the Company’s consolidated financial statements.

In March 2017, the FASB issued Accounting Standards Update ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  The guidance is effective for fiscal years beginning after December 15, 2017.  Early adoption is permitted for any entity in any interim or annual period.  If an entity early adopts the amendment in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period as well as the nature and reason for the change in accounting principle.  The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

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

The Company developed and executed on an implementation plan to meet the January 1, 2018 adoption date.  The Company established a cross-functional implementation team to analyze the impact of the standard on revenue contracts, which included scoping its revenue streams and reviewing contracts in order to compare historical accounting policies and practices to the new revenue standards.  In addition, the Company implemented changes to processes and controls to meet the standard’s reporting and disclosure requirements. The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective transition method applied to contracts that were not yet completed at that date.    The adoption will not have a material impact on the Company’s consolidated financial statements, other than additional disclosures.

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

As of December 31, 2017, the Company had no foreign currency forward exchange contracts outstanding.  The Company does not hold derivatives for trading purposes.

The Company's primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and payables and cash and short-term investments.  A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $5.9 million and on income before tax of $2.7 million.

The Company is exposed to market risk, including changes in interest rates.  The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $36.9 million at December 31, 2017.  A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.3 million for the year ended December 31, 2017.

Included in the Company’s accounting for defined benefit pension plan (“Plan”) are assumptions on future discount rates and the expected return on Plan assets.  The Company considers current market conditions, including changes in interest rates and Plan asset investment returns.  Actuarial assumptions may differ materially from actual results due to changing market and economic conditions or higher or lower withdrawal rates.  These differences may result in a significant impact to the amount of net pension expense or income recorded in the future.

A discount rate is used to determine the present value of future payments.  In general, our liability increases as the discount rate decreases and decreases as the discount rate increases.  The discount rate used to determine the future benefit obligation was 3.75% and 4.25% at December 31, 2017 and 2016, respectively.  The discount rate is a significant factor in determining the amounts reported.  A 50 basis point change in the discount rate of 3.75% used at December 31, 2017 would have a $.1 million effect on the Plan’s projected benefit obligation.

The Company developed the expected return on Plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns.  The Company assumed an expected rate of return of 8.0% in both 2017 and 2016.  A 50 basis point change in the expected rate of return would have a $.1 million effect on the Plan’s subsequent year’s net periodic pension cost.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Preformed Line Products Company

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Preformed Line Products and subsidiaries as of December 31, 2017 and 2016, and the related Statements of Consolidated Income, Comprehensive Income (Loss), Cash Flows, and Shareholders' Equity for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008

Cleveland, Ohio

March 9, 2018

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	2017	2016
	(Thousands of dollars, except share and per share data)
ASSETS
Cash and cash equivalents	$44,358	$30,737
Accounts receivable, less allowances of $3,325 ($3,210 in 2016)	73,972	63,415
Inventories - net	77,886	74,484
Prepaids	3,434	3,353
Prepaid taxes	5,266	8,682
Other current assets	2,214	8,436
TOTAL CURRENT ASSETS	207,130	189,107
Property, plant and equipment - net	108,598	105,104
Intangibles - net	10,020	10,475
Goodwill	16,544	15,769
Deferred income taxes	7,774	10,208
Other assets	9,719	10,274
TOTAL ASSETS	$359,785	$340,937
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable	$25,141	$21,978
Notes payable to banks	864	1,315
Current portion of long-term debt	1,448	1,448
Accrued compensation and amounts withheld from employees	11,461	10,040
Accrued expenses and other liabilities	14,686	12,331
Accrued profit-sharing and other benefits	6,284	6,251
Dividends payable	1,046	1,037
Income taxes payable	1,903	1,055
TOTAL CURRENT LIABILITIES	62,833	55,455
Long-term debt, less current portion	34,598	42,943
Unfunded pension obligation	10,664	10,423
Deferred income taxes	2,090	2,078
Other noncurrent liabilities	11,063	6,495
SHAREHOLDERS' EQUITY
Shareholders' equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,038,207 and 5,117,753 issued and outstanding, at December 31, 2017 and December 31, 2016, respectively	12,593	12,508
Common shares issued to rabbi trust, 289,026 and 297,281 shares at December 31, 2017 and December 31, 2016, respectively	(11,834)	(12,054)
Deferred compensation liability	11,834	12,054
Paid-in capital	29,734	24,629
Retained earnings	311,765	303,415
Treasury shares, at cost, 1,258,069 and 1,136,443 shares at
December 31, 2017 and December 31, 2016, respectively	(68,115)	(59,640)
Accumulated other comprehensive loss	(47,440)	(57,369)
TOTAL SHAREHOLDERS' EQUITY	238,537	223,543
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$359,785	$340,937

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31
	2017	2016	2015
	(In thousands, except per share data)
Net sales	$378,212	$336,634	$354,666
Cost of products sold	259,584	227,220	251,214
GROSS PROFIT	118,628	109,414	103,452
Costs and expenses
Selling	34,048	31,799	30,593
General and administrative	43,160	42,057	36,878
Research and engineering	14,327	14,025	14,879
Other operating expenses - net	985	54	8,753
	92,520	87,935	91,103
OPERATING INCOME	26,108	21,479	12,349
Other income (expense)
Interest income	430	291	391
Interest expense	(1,061)	(844)	(565)
Other income (expense)	329	27	(469)
	(302)	(526)	(643)
INCOME BEFORE INCOME TAXES	25,806	20,953	11,706
Income taxes	13,152	5,698	5,031
NET INCOME	$12,654	$15,255	$6,675
BASIC EARNINGS PER SHARE
Net income	$2.48	$2.95	$1.25
DILUTED EARNINGS PER SHARE
Net income	$2.47	$2.95	$1.24
Cash dividends declared per share	$0.80	$0.80	$0.80
Weighted-average number of shares outstanding - basic	5,102	5,166	5,350
Weighted-average number of shares outstanding - diluted	5,133	5,178	5,366

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2017	2016	2015
	(Thousands of dollars)
Net income	$12,654	$15,255	$6,675
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	10,070	(3,579)	(19,789)
Recognized net actuarial loss	269	326	364
Gain (loss) on unfunded pension obligations	(410)	35	408
Other comprehensive income (loss), net of tax	9,929	(3,218)	(19,017)
Comprehensive income (loss)	$22,583	$12,037	$(12,342)

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31
	2017	2016	2015
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$12,654	$15,255	$6,675
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12,790	11,996	11,532
Provision for accounts receivable allowances	1,165	2,184	961
Provision for inventory reserves	1,205	2,736	2,477
Deferred income taxes	2,436	2,249	(944)
Share-based compensation expense	3,055	1,366	248
Loss (gain) on sale of property and equipment	160	(20)	363
Other - net	213	539	87
Changes in operating assets and liabilities (excluding impact of acquired assets):
Accounts receivable	(9,205)	(2,292)	(2,965)
Inventories	(2,208)	(6,354)	(2,297)
Trade accounts payables and accrued liabilities	4,732	3,279	5,652
Income taxes, net	7,134	(4,999)	(4,038)
Other - net	(301)	35	2,478
NET CASH PROVIDED BY OPERATING ACTIVITIES	33,830	25,974	20,229
INVESTING ACTIVITIES
Capital expenditures	(11,233)	(24,725)	(10,754)
Business acquisitions, net of cash acquired	0	0	0
Proceeds from the sale of property and equipment	142	70	929
Restricted cash and purchase of fixed-term deposits	9,191	(3,814)	(1,037)
NET CASH USED IN INVESTING ACTIVITIES	(1,900)	(28,469)	(10,862)
FINANCING ACTIVITIES
(Decrease) Increase in notes payable to banks	(537)	851	(775)
Proceeds from the issuance of long-term debt	55,581	70,274	51,942
Payments of long-term debt	(63,981)	(57,742)	(51,940)
Dividends paid	(4,099)	(4,170)	(4,391)
Excess tax benefits from share-based awards	0	(2)	(20)
Proceeds from issuance of common shares	1,962	248	80
Purchase of common shares for treasury	(2)	(3,108)	(6,003)
Purchase of common shares for treasury from related parties	(8,475)	(1,962)	(1,550)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(19,551)	4,389	(12,657)
Effects of exchange rate changes on cash and cash equivalents	1,242	(1,550)	4,040
Net increase in cash and cash equivalents	13,621	344	750
Cash and cash equivalents at beginning of year	30,737	30,393	29,643
CASH AND CASH EQUIVALENTS AT END OF YEAR	$44,358	$30,737	$30,393

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total
	(In thousands, except share and per share data)

Balance at January 1, 2015	$12,433	$(11,790)	$11,790	$22,795	$289,849	$(47,018)	$(28,127)	$(7,007)	$242,925
Net income					6,675				6,675
Foreign currency translation adjustment							(19,789)		(19,789)
Recognized net actuarial loss, net of tax provision of $219								364	364
Gain on unfunded pension obligations, net of tax provision of $245								408	408
Total comprehensive income									(12,342)
Share-based compensation				248	47				295
Excess tax benefits from share-based awards				(20)					(20)
Purchase of 198,589 common shares						(7,552)			(7,552)
Issuance of 1,899 common shares	4			76					80
Restricted shares awards of 20,164	41			(41)					0
Common shares issued to rabbi trust of 7,113, net		(262)	262						0
Cash dividends declared - $.80 per share				(142)	(4,260)				(4,402)
Balance at December 31, 2015	$12,478	$(12,052)	$12,052	$22,916	$292,311	$(54,570)	$(47,916)	$(6,235)	$218,984
Net income					15,255				15,255
Foreign currency translation adjustment							(3,579)		(3,579)
Recognized net actuarial loss, net of tax provision of $196								326	326
Gain on unfunded pension obligations, net of tax provision of $21								35	35
Total comprehensive income									12,037
Share-based compensation				1,366	(27)				1,339
Excess tax benefits from share-based awards				2					2
Purchase of 118,430 common shares						(5,070)			(5,070)
Issuance of 10,332 common shares	20			355					375
Restricted shares awards of 4,799	10			(10)					0
Common shares issued to rabbi trust of 646, net		(2)	2						0
Cash dividends declared - $.80 per share					(4,124)				(4,124)
Balance at December 31, 2016	$12,508	$(12,054)	$12,054	$24,629	$303,415	$(59,640)	$(51,495)	$(5,874)	$223,543
Net income					12,654				12,654
Foreign currency translation adjustment							10,070		10,070
Recognized net actuarial loss, net of tax provision of $199								269	269
Gain on unfunded pension obligations, net of tax benefit of $247								(410)	(410)
Total comprehensive income									22,583
Share-based compensation				3,055	(231)				2,824
Purchase of 121,626 common shares						(8,475)			(8,475)
Issuance of 36,221 common shares	73			2,062					2,135
Restricted shares awards of 5,859	12			(12)					0
Common shares distributed from rabbi trust of 8,255, net		220	(220)						0
Cash dividends declared - $.80 per share					(4,073)				(4,073)
Balance at December 31, 2017	$12,593	$(11,834)	$11,834	$29,734	$311,765	$(68,115)	$(41,425)	$(6,015)	$238,537

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

Inventories

The Company uses the last-in, first-out (“LIFO”) method of determining cost for the majority of its material portion of inventories in PLP-USA.  All other inventories are determined by the first-in, first-out (FIFO) or average cost methods.  Inventories are carried at the lower of cost or market.  Reserves are maintained for estimated obsolescence or excess inventory based on past usage and future demand.

Fair Value of Financial Instruments

Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments.  At December 31, 2017, the fair value of the Company’s long-term debt was estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, that are considered to be Level 2 inputs.  Based on the analysis performed, the carrying value of the Company’s long-term debt approximates fair value at December 31, 2017.

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

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying value of the assets are impaired and the discounted future cash flows estimated to be generated by such assets are less than the carrying value. The Company’s cash flows are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions.  The net carrying value of assets not recoverable is then reduced to fair value.  The estimate of fair value represents the Company’s best estimate based on industry trends and reference to market rates and transactions.  The Company did not record any impairment to long-lived assets during the years ended December 31, 2017 and 2016.

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

The Company performed its annual impairment test for goodwill as of October 1, 2017 and 2016 and determined that no adjustment to the carrying value was required for the years ended December 31, 2017 and 2016.

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

Research and Development

Research and development costs for new products are expensed as incurred and totaled $2.1 million in 2017, $2.7 million in 2016 and $2.9 million in 2015.

Income Taxes

Income taxes are computed in accordance with the provisions of FASB ASC 740, “Income taxes” and includes U.S. (federal and state) and foreign income taxes. In the Consolidated Financial Statements, the benefits of a consolidated return have been reflected where such returns have or could be filed based on the entities and jurisdictions included in the financial statements. Tax legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) includes a mandatory one-time tax on certain accumulated earnings of foreign subsidiaries, and as a result, these previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, the Company intends to continue to invest most or all of these earnings, as well as its capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.  The Company will monitor cash balances at each of its foreign subsidiaries on an ongoing basis.

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

Advertising

Advertising costs are expensed as incurred and totaled $1.7 million in 2017, $1.8 million in 2016 and $1.7 million in 2015.

Foreign Currency Translation

Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the Consolidated Balance Sheet.  The translation adjustments are recorded in Accumulated other comprehensive income (loss).  Revenues and expenses are translated at weighted average exchange rates in effect during the period.  Transaction gains and losses arising from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income and expense as incurred.  Aggregate transaction gains and losses for the years ended December 31, 2017, 2016 and 2015 were a gain of $.3 million, a gain of $1.3 million and a loss of $7.4 million, respectively.  Upon sale or substantially complete liquidation of an investment in a foreign entity, the cumulative translation adjustment for that entity is reclassified from Accumulated other comprehensive income (loss) to earnings.

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

Business Combinations

The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.”

Derivative Financial Instruments

The Company does not hold derivatives for trading purposes.

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  Under the amendments in this Update, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  This ASU is effective for an entity’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The early adoption of ASU 2017-04 had no impact on the Company’s consolidated financial statements.

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

ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises to be recognized as a discrete income tax adjustment in the income statement.  Previously, these amounts were recognized in Paid in capital.  The Company had $2 million excess tax benefit recorded during the year ended December 31, 2017.   In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, resulting in an insignificant increase in diluted weighted average number of shares outstanding for the year ended December 31, 2017 and an immaterial impact on earnings per share.

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

In July 2015, the FASB issued ASU-2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS).  The Company adopted ASU 2015-11 effective January 1, 2017.  Under ASU 2015-11, an entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendments in this Update are effective for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years.  The amendments in this Update have been applied prospectively and did not have an effect on Company’s consolidated financial statements for the year ended December 31, 2017.

New Accounting Standards To Be Adopted

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  The guidance is effective for fiscal years beginning after December 15, 2017.  Early adoption is permitted for any entity in any interim or annual period.  If an entity early adopts the amendment in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period as well as the nature and reason for the change in accounting principle.  The Company is currently evaluating what impact, if any, its adoption will have to the presentation of the Company’s consolidated financial statements.

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

The Company developed and executed on an implementation plan to meet the January 1, 2018 adoption date.  The Company established a cross-functional implementation team to analyze the impact of the standard on revenue contracts, which included scoping its revenue streams and reviewing contracts in order to compare historical accounting policies and practices to the new revenue standards.  In addition, the Company implemented changes to processes and controls to meet the standard’s reporting and disclosure requirements. The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective transition method applied to contracts that were not yet completed at that date.    The adoption will not have a material impact on the Company’s consolidated financial statements, other than additional disclosures.

Note B - Other Financial Statement Information

Inventories – net

	December 31
	2017	2016
Raw materials	$42,712	$37,535
Work-in-process	9,609	9,057
Finished products	33,780	35,629
	86,101	82,221
Excess of current cost over LIFO cost	(2,991)	(2,784)
Noncurrent portion of inventory	(5,224)	(4,953)
	$77,886	$74,484

Costs for inventories of certain material are determined using the LIFO method and totaled approximately $25.1 million and $28.6 million at December 31, 2017 and 2016, respectively.

Property and equipment – net

Major classes of property, plant and equipment are as follows:

	December 31
	2017	2016
Land and improvements	$13,141	$12,584
Buildings and improvements	75,941	72,662
Machinery, equipment and aircraft	166,999	158,078
Construction in progress	5,124	3,877
	261,205	247,201
Less accumulated depreciation	(152,607)	(142,097)
	$108,598	$105,104

Depreciation of property and equipment was $11.8 million in 2017, $10.8 million in 2016 and $10.3 million in 2015.  Machinery, equipment and aircraft includes $.2 million of capital leases at both years ended December 31, 2017 and 2016.

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

Net periodic pension cost for the Plan consists of the following components for the year ended December 31:

	2017	2016	2015
Service cost	$255	$203	$189
Interest cost	1,456	1,465	1,436
Expected return on plan assets	(1,903)	(1,824)	(1,849)
Recognized net actuarial loss	468	522	583
Net periodic pension cost	$276	$366	$359

The following tables set forth benefit obligations, plan assets and the accrued benefit cost of the Plan at December 31:

	2017	2016
Projected benefit obligation at beginning of the year	$34,858	$34,763
Service cost	255	203
Interest cost	1,456	1,465
Actuarial (gain) loss	2,215	(516)
Benefits paid	(2,753)	(1,057)
Projected benefit obligation at end of year	$36,031	$34,858

Fair value of plan assets at beginning of the year	$24,435	$23,136
Actual return on plan assets	3,460	1,365
Employer contributions	225	991
Benefits paid	(2,753)	(1,057)
Fair value of plan assets at end of the year	$25,367	$24,435

Unfunded pension obligation	$10,664	$10,423

In accordance with ASC 715-20, the Company recognizes the underfunded status of the Plan as a liability.  The amount recognized in Accumulated other comprehensive loss related to the Plan at December 31 is comprised of the following:

	2017	2016
Balance at January 1	$(5,855)	$(6,216)

Reclassification adjustments:
Pre-tax amortized net actuarial loss	468	522
Tax provision	(199)	(196)
	269	326

Adjustment to recognize gain (loss) on unfunded pension obligations:
Pre-tax (loss) gain	(657)	56
Tax provision	247	(21)
	(410)	35

Balance at December 31	$(5,997)	$(5,855)

The pre-tax unfunded pension obligation loss of $.7 million included a loss of $2.8 million due to a .5% reduction in the discount rate to 3.75%, partially offset by a gain of $.3 million associated with the industry updates to the mortality table used, a gain of $.2 million due to demographic changes and a gain of $1.6 million resulting from asset performance in excess of the 8.0% rate of return assumption.   The estimated net loss for the Plan that will be amortized from Accumulated other comprehensive income into periodic benefit cost for 2018 is $.2 million.  There is no prior service cost to be amortized in the future.

The Plan had accumulated benefit obligations in excess of Plan assets as follows:

	2017	2016
Accumulated benefit obligation	$36,030	$34,858
Fair market value of assets	25,367	24,435

	2017	2016
Discount rate	3.75%	4.25%
Rate of compensation increase	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	2017	2016	2015
Discount rate	4.25%	4.25%	4.00%
Rate of compensation increase	n/a	n/a	n/a
Expected long-term return on plan assets	8.00	8.00	8.00

The net periodic pension cost for 2017 was based on a long-term asset rate-of-return of 8.0%.  This rate is based upon management’s estimate of future long-term rates of return on similar assets and is consistent with historical returns on such assets.  Using the Plan’s current mix of assets and based on the average historical returns and expected future returns for such mix, an expected long-term rate-of-return of 8.0% is justified.

At December 31, 2017 and 2016, the fair value of the Plan assets included inputs in Level 1: Quoted market prices in active markets for identical assets or liabilities and Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data. The fair value of the Plan assets as of December 31, 2017 and 2016, by category, are as follows:

	At December 31, 2017
	Total Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$453	$453	$0	$0
Equity Securities	16,667	16,667	0	0
U.S. Treasury Bonds	3,517	3,517	0	0
Corporate Bonds	4,730	0	4,730	0
Total	$25,367	$20,637	$4,730	$0

	At December 31, 2016
	Total Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$1,042	$1,042	$0	$0
Equity Securities	14,814	14,814	0	0
U.S. Treasury Bonds	3,893	3,893	0	0
Corporate Bonds	4,686	0	4,686	0
Total	$24,435	$19,749	$4,686	$0

The Plan weighted-average asset allocations at December 31, 2017 and 2016, by asset category, are as follows:

	Plan assets
	at December 31
	2017	2016
Asset category
Equity securities	66%	61%
Debt securities	32	35
Cash and equivalents	2	4
	100%	100%

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

The Company's policy is to fund amounts deductible for federal income tax purposes.  The Company does not expect to contribute to the Plan in 2018.

The benefits expected to be paid out of the Plan assets in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years are as follows:

Year	Pension Benefits
2018	$1,011
2019	1,091
2020	1,167
2021	1,251
2022	1,368
2023-2027	8,269

The Company also provides retirement benefits through various defined contribution plans including PLP-USA’s Profit Sharing Plan.  Expense for these defined contribution plans was $5.1 million in 2017, $5.8 million in 2016 and $5.5 million in 2015.

Further, the Company also provides retirement benefits through the Supplemental Profit Sharing Plan.  To the extent an employee’s award under PLP-USA’s Profit Sharing Plan exceeds the maximum allowable contribution permitted under existing tax laws, the excess is accrued for (but not funded) under a non-qualified Supplemental Profit Sharing Plan.  The return under this Supplemental Profit Sharing Plan is calculated at a weighted average of the one-year Treasury Bill rate plus 1%.  At December 31, 2017 and 2016, the interest rate for the Supplemental Profit Sharing Plan was 2.76% and 1.65%, respectively.  Expense for the Supplemental Profit Sharing Plan was $.5 million for 2017, $.5 million for 2016 and $.3 million for 2015.  The Supplemental Profit Sharing Plan unfunded status as for each of the years ended December 31, 2017 and 2016 was $4.8 million and $4.3 million, respectively, and is included in Other noncurrent liabilities.

Note D – Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Year Ended December 31, 2017			Year Ended December 31, 2016
		Cumulative			Cumulative
	Unrecognized	Translation		Unrecognized	Translation
	Benefit Cost	Adjustment	Total	Benefit Cost	Adjustment	Total
Balance at January 1	$(5,874)	$(51,495)	$(57,369)	$(6,235)	$(47,916)	$(54,151)
Other comprehensive income before reclassifications:
Gain (loss) on foreign currency translation adjustment	0	10,070	10,070	0	(3,579)	(3,579)
Gain (loss) on unfunded pension obligations	(410)	0	(410)	35	0	35

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	269	0	269	326	0	326

Net current period other comprehensive income (loss)	(141)	10,070	9,929	361	(3,579)	(3,218)
Balance at December 31	$(6,014)	$(41,425)	$(47,440)	$(5,874)	$(51,495)	$(57,369)

(a)	This AOCI component is included in the computation of net periodic pension costs as noted in Note C – Pension Plans.

Note E - Debt and Credit Arrangements

	December 31
	2017	2016
Short-term debt
Secured notes
Thailand Bhat denominated at 3.95%	864	1,315
Current portion of long-term debt	1,448	1,448
Total short-term debt	2,312	2,763

Long-term debt
USD denominated at 2.69%, due 2019	23,133	29,429
USD denominated at 2.71%, due 2026	12,433	13,881
Brazilian real denominated at 4.60% due 2022	286	0
Australian dollar denominated at 2.83%, due 2019	194	1,081
Total long-term debt	36,046	44,391
Less current portion	(1,448)	(1,448)
Total long-term debt, less current portion	34,598	42,943
Total debt	$36,910	$45,706

On June 27, 2016, the Company borrowed $14.5 million at a fixed rate of 2.71%, due July 1, 2026 to finance the purchase of a Company aircraft.  The loan is secured by the purchased aircraft.  In August 2016, the Company increased its borrowing capacity on its existing line of credit from $50 million to $65 million and extended the term to June 30, 2019.  All other terms remained the same, including the interest rate of LIBOR plus 1.125%, unless its funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread becomes 1.500%.  The PLP-USA line of credit provides for $5.0 million to be available to the Company’s subsidiaries.  At December 31, 2017, the Company’s Australian subsidiary had borrowed $.3 million Australian dollars at a rate of 1.125% plus the Australian Bank Bill Swap Bid Rate with a term expiring June 30, 2019.  At December 31, 2017, the interest rate on the Australian line of credit agreement was 2.83%.  There was $41.5 million available at December 31, 2017 under the line of credit net of long-term outstanding letters of credit.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability.  At both December 31, 2017 and 2016, the Company was in compliance with all covenants.

Aggregate maturities of long-term debt during the next five years are as follows: $1.4 million for 2018, $24.8 million for 2019,  $1.5 million for 2020, $1.5 million for 2021 and $6.8 million thereafter.

Interest paid was $1.0 million in 2017, $.7 million in 2016 and $.5 million in 2015.

Guarantees and Letters of Credit

The Company has provided financial guarantees for uncompleted work and financial commitments.  The terms of these guarantees vary with end dates ranging from the current year through the completion of such transactions.  The guarantees would typically be triggered in the event of nonperformance.  As of December 31, 2017, the Company had total outstanding guarantees of $5.4 million.  Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order.  As of December 31, 2017, the Company had total outstanding letters of credit of $.8 million.

Note F - Leases

The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment, office equipment and computer equipment.  Rental expense was $2.6 million in 2017, $2.1 million in 2016 and $3.4 million in 2015.  Future minimum rental commitments having non-cancelable terms exceeding one year are $2.0 million in 2018, $1.8 million in 2019, $1.5 million in 2020, $1.3 million in both 2021 and 2022, and an aggregate $7.2 million thereafter.  The total minimum sublease rentals to be received through 2023 under noncancelable subleases as of December 31, 2017 was $4.3 million.

The Company has commitments under capital leases for equipment and vehicles.  Amounts recognized as capital lease obligations are reported in Accrued expense and other liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets.   Future minimum rental commitments for capital leases are less than $.1 million for each of the years ended December 31, 2018, 2019, 2020 and 2021 and the related imputed interest for the capital leases in each of these years is less than $.1 million.  Future minimum rental commitment and imputed interest for capital leases in 2022 is $0.  Leased property and equipment under capital leases are amortized using the straight-line method over the term of the lease.  Routine maintenance, repairs and replacements are expensed as incurred.

Note G - Income Taxes

The company recorded net tax provisions of $13.2 million, $5.7 million, and $5.0 million for the years ending December 31, 2017, 2016, and 2015, respectively.  Cash taxes paid net of refunds were $3.4 million in 2017, $6.9 million in 2016 and $12.3 million in 2015.

As described in Note A, effective January 1, 2017, the Company adopted the new guidance from ASU 2016-09 and has recorded excess tax benefits or tax deficiencies from stock-based compensation in the Statements of Consolidated Income within the provision for income taxes rather than in the Consolidated Balance Sheets within paid-in capital.  The Company had $.2 million in excess tax benefits during the year ended December 31, 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017, including, but not limited to, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years.

The Tax Act also establishes new tax laws that will affect 2018, including but not limited to, (1) reduction of the U.S. federal statutory rate from 35% to 21%; (2) the creation of the base erosion anti-abuse tax (BEAT), a new minimum tax; (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision, Global Intangible Low-Taxed Income (GILTI), which ends deferral of taxation on a significant portion of foreign earnings; (5) a new limitation on deductible interest expense; (6) the repeal of the domestic production activity deduction; (7) limitations on the deductibility of certain executive compensation; and (8) limitations on the use of FTCs to reduce the U.S. income tax liability.

The SEC staff issued Standard Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

Our accounting for the following elements of the Tax Act is incomplete. However, the Company was able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

1.

The Tax Act reduces the corporate tax rate from 35% to 21%, effective January 1, 2018. For certain of its deferred tax assets and deferred tax liabilities, the Company has recorded a provisional decrease of $6.1 million and $2.9 million, respectively, with a corresponding net adjustment to deferred income tax expense of $3.2 million for the year ended December 31, 2017.  While the Company was able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analyses related to the Tax Act, including but not limited to, its calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

2.

The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.  The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax expense of $3.8 million, of which $2.6 million affects the tax rate.  However, the Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax.

Our accounting for the following elements of the Tax Act is incomplete, and no provisional amounts have been recorded with regard to the following:

1.

The Company has not made sufficient progress on the effects of the 2018 limitations on the deductibility of certain executive compensation on its related deferred tax balances.  The Company continues to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted.

2.

The Tax Act subjects a US shareholder to tax on global intangible low taxed income (GILTI) earned by certain foreign subsidiaries.  The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income states that an entity can make an accounting policy election to either recognize deferred taxes on temporary basis differences expected to reverse as GILTI in the future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. At December 31, 2017, because the Company is still evaluating the GILTI provisions and its analysis of the future taxable income that is subject to GILTI, the Company is unable to make a reasonable estimate and has not reflected any adjustments related to GILTI in its financial statements.

3.

Since the Company has not yet completed all the computations necessary or completed an inventory of our 2017 expenditures that qualify for immediate expensing, the Company has not recorded a provisional benefit.

Income before income taxes was derived from the following sources:

	2017	2016	2015
United States	$4,774	$3,501	$4,421
Foreign	21,032	17,452	7,285
	$25,806	$20,953	$11,706

The components of income taxes for the year ended December 31 are as follows:

	2017	2016	2015
Current
Federal	$4,592	$(1,698)	$2,679
Foreign	5,998	5,115	2,951
State and local	126	32	345
	10,716	3,449	5,975
Deferred
Federal	2,316	2,986	(611)
Foreign	12	(914)	(309)
State and local	108	177	(24)
	2,436	2,249	(944)
Income taxes	$13,152	$5,698	$5,031

The differences between the provision for income taxes at the U.S. federal statutory rate and the tax shown in the Statements of Consolidated Income for the year ended December 31 are summarized as follows:

	2017	2016	2015
U. S. federal statutory tax rate	35%	35%	35%

Federal tax at statutory rate	$9,033	$7,334	$4,097
State and local taxes, net of federal benefit	82	20	89
U.S. federal permanent items	(60)	400	251
Domestic production activities deduction	(116)	0	(321)
Foreign earnings and related tax credits	0	716	700
Tax act - transition tax	2,592	0	0
Non-U.S. tax rate variances	(1,491)	(1,484)	(685)
Unrecognized tax benefits	0	(195)	(768)
Valuation allowance	88	(414)	1,754
Tax credits	(255)	(252)	(212)
Tax Act - remeasurement of deferreds	3,161	0	0
Other, net	118	(427)	126
	$13,152	$5,698	$5,031

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying value for financial statement purposes.  The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2017	2016
Deferred tax assets:
Accrued compensation and benefits	$1,093	$1,250
Inventory valuation reserves	2,332	3,422
Allowance for doubtful accounts	360	471
Benefit plan reserves	7,981	11,130
Net operating loss carryforwards	3,402	3,358
Other accrued expenses	2,489	2,445
Unrealized foreign exchange	1,462	2,812
Gross deferred tax assets	19,119	24,888
Valuation allowance	(3,965)	(3,805)
Net deferred tax assets	15,154	21,083

Deferred tax liabilities:
Depreciation and other basis differences	(6,313)	(8,341)
Intangibles	(2,706)	(2,887)
Undistributed foreign earnings	(426)	(1,642)
Other	(25)	(83)
Deferred tax liabilities	(9,470)	(12,953)
Net deferred tax assets	$5,684	$8,130

	2017	2016
Change in net deferred tax assets:
Deferred income tax expense
Ordinary movement	$(473)	$(2,249)
Tax act - transition tax	1,198	0
Tax impact deferred rate	(3,161)	0
Items of other comprehensive income (loss)	48	(48)
Currency translation	(58)	191
Total change in net deferred tax assets	$(2,446)	$(2,106)

Deferred taxes are recorded at a rate at which such items are expected to reverse based on currently enacted tax rates for temporary differences between the financial reporting and income tax basis of assets and liabilities and operating loss and tax credit carryforwards.

At December 31, 2017, the Company had $11.3 million of foreign net operating loss carryforwards of which $10.0 million have an indefinite carryforward and $1.0 million will expire between the years 2024 and 2027.

The Company assesses the available positive and negative evidence to determine if it is more likely than not sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction.  Based on this evaluation, the Company has established a valuation allowance of $4.0 million at December 31, 2017 in order to measure only the portion of the deferred tax asset that is more likely than not to be realized.  The net increase in the valuation allowance during the year was $.2 million, all of which impacts the income tax provision.

The Company previously considered the majority of the earnings in our non-U.S. subsidiaries to be permanently reinvested and accordingly did not record any associated deferred income taxes on such earnings.  Since the Tax Act includes a mandatory one-time tax on certain accumulated earnings of foreign subsidiaries, these previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, the Company intends to continue to invest most or all of these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.  As of December 31, 2017, with few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2014 and state, local or foreign examinations by tax authorities for years before 2011.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the year ended December 31:

	2017	2016	2015
Balance at January 1	$0	$178	$794
Additions for tax positions of prior years	0	0	0
Reductions for tax positions of prior years	0	0	(616)
Expiration of statutes of limitations	0	(178)	0
Balance at December 31	$0	$0	$178

The Company records accrued interest as well as penalties related to unrecognized tax benefits as part of the provision for income taxes.  The Company recognized less than $.1 million, net of the amount reversed due to expiring statutes, during each of the years ended December 31, 2017, 2016 and 2015.  During the year ended December 31, 2017, the Company had no activity with regard to unrecognized tax.  The Company had approximately $0, $0, and less than $.1 million accrued for the payment of interest for the years ended December 31, 2017, 2016 and 2015, respectively.  The Company had approximately $0 accrued for the payment of penalties for each of the years ended December 31, 2017, 2016 and 2015, respectively.  If recognized, approximately $0, $0 and $.2 million of unrecognized tax benefits would affect the tax rate for the year ended December 31, 2017, 2016 and 2015, respectively.  The Company does not anticipate a change in the unrecognized tax benefits within the next twelve months.

Note H – Share-Based Compensation

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the year ended December 31, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	5,550	$48.35
Exercised	(4,800)	$49.79
Forfeited	0	$0.00
Outstanding (exercisable and vested) at December 31, 2017	750	$39.10	1.8	$24

There were 4,800, 6,450 and 0 in stock options exercised during the years ended December 31, 2017, 2016 and 2015, respectively.  The total intrinsic value of stock options exercised during each of the years ended December 31, 2017, 2016 and 2015 was approximately $.1 million.  Cash received for the exercise of stock options during both 2017 and 2016 was $.2 million.

The Company recorded no compensation expense related to these stock options for the years ended December 31, 2017, 2016 and 2015, as all options were fully vested as of December 31, 2012.

Long Term Incentive Plan of 2008 and 2016 Incentive Plan

The Company maintains an equity award program to give the Company a competitive advantage in attracting, retaining, and motivating officers, employees and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance.  Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers, and directors were eligible to receive awards of options, restricted shares and restricted share units (RSUs).  The total number of Company common shares reserved for awards under the LTIP was 900,000, of which 800,000 common shares were reserved for RSUs and 100,000 common shares were reserved for share options.  The Preformed Line Products Company 2016 Incentive Plan (the “Incentive Plan”) was put in place upon approval by the Company’s Shareholders at the 2016 Annual Meeting of Shareholders on May 10, 2016.  No further awards will be made under the LTIP and previously granted awards remain outstanding in accordance with their terms.  Under the Incentive Plan, certain employees, officers, and directors will be eligible to receive awards of options, restricted shares and RSUs.  The total number of Company common shares reserved for awards under the Incentive Plan is 1,000,000 of which 900,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options.  As of December 31, 2017, 5,000 options and 90,807 restricted shares have been granted under the Incentive Plan.  The Incentive Plan expires on May 10, 2026.

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

A summary of the RSUs for the year ended December 31, 2017 is as follows:

	Restricted Share Awards
	Performance		Total	Weighted-Average
	and Service	Service	Restricted	Grant-Date
	Required	Required	Awards	Fair Value
Nonvested as of January 1, 2017	130,168	15,974	146,142	$38.46
Granted	80,247	10,560	90,807	54.60
Vested	0	(5,859)	(5,859)	45.85
Forfeited	(9,843)	(2,461)	(12,304)	46.86
Nonvested as of December 31, 2017	200,572	18,214	218,786	$52.68

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income.  Compensation expense related to the time-based RSUs for the years ended December 31, 2017, 2016 and 2015 was $.4 million, $.3 million and $.3 million annually for each year.  As of December 31, 2017, there was $.4 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 1.8 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in pre-tax income and sales growth over a requisite performance period.  Depending on the extent to which the performance criterions are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period.  Performance-based compensation expense for the years ended December 31, 2017 and 2016 was $2.7 million and $.9 million, respectively, compared to a reduction of compensation expense of $1.0 million for the year ended December 31, 2015.  The reduction of performance-based compensation expense during 2015 reflected a reduction in performance-based compensation expense on the 2013 and 2014 performance-based RSU grants due to lower results for growth in pre-tax income and sales.  The performance and time-based RSUs forfeited in 2017 are those from the 2015 and 2016 grants due to the retirement of the Company’s Chief Financial Officer in May 2017 along with the portion of the 2015 grant for which pre-tax income and sales growth performance were not achieved.  The Company forfeited 47,832 RSUs granted during 2013 upon vesting of the remaining portion of such awards at December 31, 2015.  The Company forfeited 40,676 RSUs granted during 2014 upon vesting of the remaining portion of such awards at December 31, 2016.  As of December 31, 2017, the remaining performance-based RSUs compensation expense of $3.7 million is expected to be recognized over a period of approximately 1.8 years.

In November 2015, a special, one-time grant of restricted stock was awarded to the CEO and other officers that fully vested on the issuance date of November 30, 2015, as a shorter-term reward for achievements not tied to the performance metrics.  Compensation expense recorded for the restricted stock was $.6 million.

The excess tax benefits from service and performance-based RSUs for the year ended December 31, 2017 was $.2 million and less than $.1 million for each of the years ended December 31, 2016 and 2015.  This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for restricted shares vested in the current period.

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

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan.  This plan allows for two deferrals.  First, Directors make elective deferrals of Director fees payable and held in the rabbi trust.  The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash.  Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares.  Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock.  The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust.  Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares.  As of December 31, 2017, 289,026 LTIP shares have been deferred and are being held by the rabbi trust.

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

There were 5,000, 0 and 10,500 options granted for the years ended December 31, 2017, 2016 and 2015, respectively.  The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2017	2016	2015
Risk-free interest rate	2.0%	N/A	2.1%
Dividend yield	1.7%	N/A	1.6%
Expected life (years)	5	N/A	5
Expected volatility	36.8%	N/A	37.9%

Activity in the Company’s LTIP for the year ended December 31, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	52,750	$54.54
Granted	5,000	$48.00
Exercised	(28,500)	$46.90
Forfeited	0	$0.00
Outstanding (vested and expected to vest) at December 31, 2017	29,250	$56.84	7.1	$423
Exercisable at December 31, 2017	21,625	$60.69	6.5	$231

The weighted-average grant-date fair value of options granted during 2017 was $48.00. There were 28,500, 500, and 0 stock options exercised during the years ended December 31, 2017, 2016 and 2015, respectively.  The total intrinsic value of stock options exercised was $.7 million and $0 for the years ended December 31, 2017 and 2016, respectively.  Cash received for the exercise of stock options during 2017 was $1.5 million and less than $.1 million in 2016.

For the years ended December 31, 2017, 2016 and 2015, the Company recorded compensation expense related to the stock options currently vested of $.1 million, $.2  million and $.3 million, respectively.  The total compensation cost related to nonvested awards not yet recognized at December 31, 2017 is expected to be $.1 million over a weighted-average period of approximately 1.9 years.

The excess tax benefits from share-based awards for each of the years ended December 31, 2017, 2016 and 2015 was less than $.1 million.  This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.

Note I - Computation of Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding for each respective period.  Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the years presented.

The calculation of basic and diluted earnings per share for the year ended December 31 was as follows:

	2017	2016	2015
Numerator
Net income	$12,654	$15,255	$6,675

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	5,102	5,166	5,350
Dilutive effect - share-based awards	31	12	16
Diluted weighted-average common shares outstanding	5,133	5,178	5,366

Earnings per common share
Basic	$2.48	$2.95	$1.25

Diluted	$2.47	$2.95	$1.24

For the year ended December 31, 2017, 2016 and 2015, 13,000, 56,850 and 58,350 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

Note J - Goodwill and Other Intangibles

The Company’s finite and indefinite-lived intangible assets consist of the following:

	December 31, 2017		December 31, 2016
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,791)	$4,816	$(4,799)
Land use rights	1,199	(201)	1,070	(180)
Trademark	1,770	(1,166)	1,725	(1,039)
Technology	3,149	(1,215)	3,057	(1,031)
Customer relationships	12,350	(5,881)	12,073	(5,217)
	$23,274	$(13,254)	$22,741	$(12,266)
Indefinite-lived intangible assets
Goodwill	$16,544		$15,769

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

The Company performed its annual impairment test for goodwill as of October 1, 2017 and October 1, 2016 and determined that no adjustment to the carrying value was required.

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2016	$3,078	$3,918	$1,301	$7,524	$15,821
Currency translation and other	0	99	(14)	(137)	(52)
Balance at December 31, 2016	3,078	4,017	1,287	7,387	15,769

Currency translation	0	275	208	292	775
Balance at December 31, 2017	$3,078	$4,292	$1,495	$7,679	$16,544

The Company’s only intangible asset with an indefinite life is goodwill.  The Company’s goodwill is not deductible for tax purposes.

The aggregate amortization expense for other intangibles with finite lives, ranging from 4 to 82 years, for the year ended December 31, 2017, 2016 and 2015 was $1.0 million, $1.0 million and $1.2 million, respectively.  Amortization expense is estimated to be $1.0 million for 2018, $1.0 million for 2019, $.9 million for 2020, $.9 million for 2021 and $.9 million for 2022.  The weighted-average remaining amortization period is approximately 16.8 years.  The weighted-average remaining amortization period by intangible asset class; patents, 8 years; land use rights, 58.4 years; trademark, 9.1 years; technology, 13.9 years and customer relationships, 12.3 years.

Note K – Fair Value of Financial Assets and Liabilities

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, notes payable and short-term debt, approximates its fair value because of the short-term maturity of these instruments.  At December 31, 2017, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. There have been no transfers in or out of Level 2 for the year ended December 31, 2017.  Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	December 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$35,369	$36,046	$43,209	$44,391

Note L – Segment Information

The Company designs, manufactures and sells hardware employed in the construction and maintenance of telecommunication, energy and other utility networks, data communication products and mounting hardware for solar power applications. Principal products include cable anchoring, control hardware and splice enclosures, which are sold primarily to customers in North and South America, Europe, South Africa and Asia Pacific.

The Company reports its segments in four geographic regions: PLP-USA, The Americas, EMEA (Europe, Middle East & Africa) and Asia-Pacific in accordance with accounting standards codified in Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 280, “Segment Reporting”.  Each segment distributes a full range of the Company’s primary products.  The PLP-USA segment is comprised of U.S. operations manufacturing the Company’s traditional products primarily supporting domestic energy, telecommunications and solar products.  The other three segments, The Americas, EMEA and Asia-Pacific support the Company’s energy, telecommunications, data communication and solar products in each respective geographical region.

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

The accounting policies of the operating segments are the same as those described in Note A in the Notes to Consolidated Financial Statements. No single customer accounts for more than ten percent of the Company’s consolidated revenue.  It is not practical to present revenue by product line.  U.S. net sales for the year ended December 31, 2017, 2016, and 2015 were $147.6 million, $135.3 million and $142.5 million, respectively.  U.S. long-lived assets as of December 31, 2017 and 2016 were $53.2 million and $54.0 million, respectively.

The following table presents a summary of the Company’s reportable segments for the year ended December 31, 2017, 2016 and 2015. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profits in inventory.

	Year Ended December 31
	2017	2016	2015
Net sales
PLP-USA	$147,646	$135,260	$142,470
The Americas	69,764	60,049	59,290
EMEA	63,916	56,411	53,778
Asia-Pacific	96,886	84,914	99,128
Total net sales	$378,212	$336,634	$354,666

Intersegment sales
PLP-USA	$12,234	$9,471	$9,339
The Americas	5,570	5,132	5,074
EMEA	1,120	1,363	1,652
Asia-Pacific	8,596	7,827	8,364
Total intersegment sales	$27,520	$23,793	$24,429

Interest income
PLP-USA	$0	$0	$0
The Americas	283	79	145
EMEA	47	116	123
Asia-Pacific	100	96	123
Total interest income	$430	$291	$391

Interest expense
PLP-USA	$(941)	$(738)	$(440)
The Americas	(10)	(14)	(56)
EMEA	(31)	(13)	(23)
Asia-Pacific	(79)	(79)	(46)
Total interest expense	$(1,061)	$(844)	$(565)

Income taxes
PLP-USA	$7,142	$1,494	$2,387
The Americas	3,593	2,507	1,399
EMEA	1,583	1,862	1,646
Asia-Pacific	834	(165)	(401)
Total income taxes	$13,152	$5,698	$5,031

Net income (loss)
PLP-USA	$(2,367)	$2,007	$2,031
The Americas	8,169	5,881	3,178
EMEA	4,088	6,243	4,881
Asia-Pacific	2,764	1,124	(3,415)
Total net income	$12,654	$15,255	$6,675

	Year Ended December 31
	2017	2016	2015
Expenditure for long-lived assets
PLP-USA	$4,474	$18,314	$5,164
The Americas	1,272	2,634	2,074
EMEA	2,329	1,450	1,673
Asia-Pacific	3,158	2,327	1,843
Total expenditures for long-lived assets	$11,233	$24,725	$10,754

Depreciation and amortization
PLP-USA	$5,389	$4,937	$4,551
The Americas	1,985	1,874	1,862
EMEA	1,678	1,402	1,464
Asia-Pacific	3,738	3,783	3,655
Total depreciation and amortization	$12,790	$11,996	$11,532

	As of December 31
	2017	2016
Identifiable assets
PLP-USA	$116,484	$122,326
The Americas	70,720	63,643
EMEA	62,524	54,493
Asia-Pacific	110,057	100,475
Total identifiable assets	$359,785	$340,937

Long-lived assets
PLP-USA	$53,211	$54,048
The Americas	16,365	16,158
EMEA	12,971	10,619
Asia-Pacific	26,051	24,279
Total long-lived assets	$108,598	$105,104

Note M - Related Party Transactions

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

On August 16, 2017, the Company purchased 24,920 shares of the Company from a trust for the benefit of Barbara P. Ruhlman at a price per share of $50.16, which was calculated from a 30-day average of market price.  Barbara P. Ruhlman is Director Emeritus for the Company’s Board of Directors and the mother of Robert G. Ruhlman and grandmother of J. Ryan Ruhlman and Maegan A. R. Cross, all of whom are also members of the Board of Directors and Messrs. Robert G. Ruhlman and J. Ryan Ruhlman also serve as executive officers of the Company.  The purchase was consummated pursuant to a Share Purchase Agreement dated August 16, 2017, between the Company and the trust.  The Audit Committee of the Board of Directors approved this transaction.

On November 8, 2017, the Company purchased 24,874 shares of the Company from Officers and other employees, at a price per share of $71.07, which was calculated from a 30-day average market price.  Additionally, on November 8, 2017, the Company purchased 7,000 shares of the Company from Robert G. Ruhlman, at a price per share of $71.07, which was calculated from a 30-day average market price.  Mr. Ruhlman is Chairman, President and Chief Executive Officer (CEO) of the Company, son of Barbara P. Ruhlman, Director Emeritus, and father of J. Ryan Ruhlman and Maegan A. R. Cross, each of whom are also members of the Board of Directors and Mr. J. Ryan Ruhlman is an executive officer of the Company.  The Audit Committee of the Board of Directors approved these transactions.

On November 17, 2017, the Company purchased 7,975 shares of the Company from Officers and other employees, at a price per share of $74.51, which was calculated from a 30-day average market price.  The Audit Committee of the Board of Directors approved these transactions.

On November 30, 2017, the Company purchased 3,334 shares of the Company from a retired Officer of the Company, at a price per share of $75.37, which was calculated from a 30-day average market price.  The Audit Committee of the Board of Directors approved this transaction.

On December 13, 2017, the Company purchased 21,650 shares of the Company from Officers and other employees, at a price per share of $78.68, which was calculated from a 30-day average market price.  Additionally, on December 13, 2017, the Company purchased 7,500 shares of the Company from Randall M. Ruhlman at a price per share of $78.68, which was calculated from a 30-day average market price.  Mr. Ruhlman is the son of Barbara P. Ruhlman, Director Emeritus, brother of Robert G. Ruhlman and a former member of the Company’s Board of Directors.  The Audit Committee of the Board of Directors approved these transactions.

On December 13, 2017, the Company purchased 15,000 shares of the Company from a trust for the benefit of Barbara P. Ruhlman, Director Emeritus, at a price per share of $78.68, which was calculated from a 30-day average of market price.  The purchase was consummated pursuant to a Share Purchase Agreement dated December 13, 2017, between the Company and the trust.  The Audit Committee of the Board of Directors approved this transaction.

In 2016, the Company purchased 7,703 common shares of the Company from Officers and other employees, at a price per share ranging between $42.10 and $45.20, which was calculated from a 30-day average of market price.  The Audit Committee of the Board of Directors approved these transactions.

On August 23, 2016, the Company purchased 27,448 shares of the Company from a trust for the benefit of Barbara P. Ruhlman and a foundation of which Barbara P. Ruhlman, Robert G. Ruhlman and Bernard Karr are officers, at a price per share of $44.66 which was calculated from a 30-day average of market price.  The purchase was consummated pursuant to Share Purchase Agreements both dated August 23, 2016, between the Company and the foundation, and the Company and the trust.  The Audit Committee of the Board of Directors approved these transactions.

On December 29, 2016, the Company purchased 5,000 shares from Robert G. Ruhlman, at a price per share of $56.38, which was calculated from a 30-day average of market price.   The Audit Committee of the Board of Directors approved this transaction.

On March 26, 2015, the Company purchased 1,290 shares of the Company from Robert G. Ruhlman, at a price per share of $45.39, which was calculated from a 30-day average of market price.  On November 30, 2015, the Company purchased 1,479 common shares of the Company from Robert G. Ruhlman, at a price per share of $41.50, which was calculated from a 30-day average of market price.  Additionally, on December 8, 2015, the Company purchased 1,510 common shares of the Company from Robert G. Ruhlman, at a price per share of $40.83, which was calculated from a 30-day average of market price.  The Audit Committee of the Board of Directors approved these transactions.

On August 11, 2015, the Company purchased 30,713 shares of the Company from a trust for the benefit of Barbara P. Ruhlman and a foundation of which Barbara P. Ruhlman, Robert G. Ruhlman and Bernard Karr are officers, at a price per share of $35.00 which was calculated from a 30-day average of market price.  The purchase was consummated pursuant to Share Purchase Agreements both dated August 11, 2015, between the Company and the foundation, and the Company and the trust.  The Audit Committee of the Board of Directors approved this transaction.

J. Ryan Ruhlman has worked for the Company for over twelve years, was elected to the Company’s Board of Directors in July 2015 and as Vice President-Marketing and Business Development in December 2015.  He received $189,870 in reportable compensation for 2015 of which $33,725 is attributable to his 2015 award of stock options.  The amounts are in line with the Company’s compensation for mid-level managers.

The Company’s Australian subsidiary utilizes copper extrusion services from Cast Alloy.  For the years ended December 31, 2017, 2016 and 2015, PLP-Australia incurred a total of $.2 million, $.2 million and $.1 million for these expenses, respectively.  Cast Alloy is owned by Simi Almasan, Continuous Improvement Engineer, a current PLP employee.  The Audit Committee of the Board of Directors approved these transactions.

The Company’s New Zealand subsidiary, Electropar currently leases one parcel of property, on which it has its corporate office, manufacturing and warehouse space.  The entities leasing the property to Electropar are owned, in part, by Grant Wallace, a former Director.  For the year ended December 31, 2017, Electropar incurred less than $.1 million for such lease expense.  For the years ended December 31, 2016 and 2015, Electropar leased two parcels of property which were owned, in part, by Grant Wallace, a former Director, and incurred a total of $.3 million annually for such lease expense.   The Audit Committee of the Board of Directors approved these transactions.

The Company’s Belos operation hires temporary employees through a temporary work agency, Flex-Work Sp. Z.o.o., which is 50% owned by Agnieszka Rozwadowska.  Agnieszka Rozwadowska is the wife of Piotr Rozwadowska, the Managing Director of the Belos operation located in Poland.  For the years ended December 31, 2017, 2016 and 2015, Belos incurred a total of $.2 million, $.4 million and $.4 million, respectively, for such temporary labor expense.  The Audit Committee of the Board of Directors approved these transactions.

During 2017, the Company paid approximately $.1 million in legal fees to Baker & Hostetler LLP, of which R. Steven Kestner is the Chairman and the chair of its policy committee.  Mr. Kestner is a Director of the Company.

Note N -Business Combinations

None.

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

The following is a rollforward of the product warranty reserve:

	2017	2016	2015
Balance at January 1	$1,058	$714	$892
Additions charged to costs and expenses	347	649	74
Warranty usage	(399)	(269)	(158)
Currency translation	70	(36)	(94)
Balance at December 31	$1,076	$1,058	$714

Note P - Quarterly Financial Information (unaudited)

The following table summarizes the Company’s results of operations for each of the quarters in 2017 and 2016:

	Quarter ended
	March 31	June 30	September 30	December 31
2017
Net sales	$84,569	$97,512	$99,239	$96,892
Gross profit	24,665	29,673	33,535	30,755
Income before income taxes	2,118	6,258	9,739	7,691
Net income	1,518	4,156	6,278	702
Net income, basic	$0.30	$0.81	$1.23	$0.14
Net income, diluted	$0.30	$0.81	$1.23	$0.14

2016
Net sales	$78,682	$83,220	$88,299	$86,433
Gross profit	24,289	26,806	28,855	29,464
Income before income taxes	3,656	3,773	6,534	6,990
Net income	2,658	2,755	4,742	5,100
Net income, basic	$0.51	$0.53	$0.92	$1.00
Net income, diluted	$0.51	$0.53	$0.92	$0.99

Note Q – Charges related to restructuring activities

During the year ended December 31, 2015, the Company reconfigured one of its operations within its Asia Pacific segment by reducing its workforce and manufacturing facilities while outsourcing production predominantly to its locations with lower cost operations.  This was done in response to a slowdown in economic activity in the region as well as continued downward market pressure on prices.   Additionally, the Company initiated a reconfiguration in the PLP-USA segment, which was primarily a reduction in personnel and facilities in response to downward market pressure on prices.  Both of these actions reduced infrastructure and manufacturing costs.  There was less than $.1 million and $.1 million of expense recognized in the twelve months ended December 31, 2017 and 2016, respectively.  The restructuring liability related to lease termination costs at December 31, 2017 of $.4 million was recorded in Accrued expenses.

A summary by reporting segment of the accruals recorded as a result of the restructuring is as follows:

	Severance	Lease Termination Costs	Asset Disposals	Other	Total
December 31, 2016 Balance	$0	$478	$0	$0	$478
Charges	0	0	0	0	0
Payments and other adjustments	0	(63)	0	24	(39)
December 31, 2017 Balance	$0	$415	$0	$24	$439

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded based on their review thereof that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2017.

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

Management, with the participation of the Company's Chief Executive Officer and Vice President of Finance and Treasurer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based upon its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report, a copy of which is included below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2017 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Preformed Line Products Company

Opinion on Internal Control over Financial Reporting

We have audited Preformed Line Products Company and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Preformed Line Products and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of Preformed Line Products and subsidiaries as of December 31, 2017 and 2016, and the related Statements of Consolidated Income, Comprehensive Income (Loss), Cash Flows, and Shareholders’ Equity for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) of the Company and our report dated March 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Cleveland, Ohio

March 9, 2018

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the information under the captions “Corporate Governance – Board Composition”, “Corporate Governance - Election of Directors”, “Section 16(a) Beneficial Ownership Compliance”, “Corporate Governance – Code of Conduct” and “Corporate Governance – Board Committees and Meetings – Audit Committee” in the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 8, 2018 (the “Proxy Statement”).  Information relative to executive officers of the Company is contained in Part I of this Annual Report on Form 10-K.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedule

Page	Financial Statements

36	Consolidated Balance Sheets
37	Statements of Consolidated Income
38	Statements of Consolidated Comprehensive Income (Loss)
39	Statements of Consolidated Cash Flows
40	Statements of Consolidated Shareholders’ Equity
41	Notes to Consolidated Financial Statements

Page	Schedule

70	II - Valuation and Qualifying Accounts

(b)	Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

4	Description of Specimen Share Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.2	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s 10-K filed for the year ended December 31, 2007).*

10.3	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.4	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

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

10.9	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).*

10.10	Preformed Line Products Company Chief Executive Officer Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).*

10.11	Preformed Line Products Company Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on March 11, 2011).*

10.12	Deferred Shares Plan (incorporated by reference to the Company’s 8-K current report filing dated August 21, 2008).

10.13

Form of Restricted Shares Grant Agreement under the Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 10-Q filing for the quarter ended September 30, 2008).*

10.14

Form of Restricted Stock Unit Award Agreement under the Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2013).*

10.15

Form of Restricted Stock Unit Award Agreement under the Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2014).*

10.16

Shares Purchase Agreement, dated August 16, 2017, between the Company and the trustee under the 2016 Trust Agreement Between Barbara P. Ruhlman and Bernard L. Karr, dated September 21, 2016 (incorporated by reference to the Company’s Form 8-K filed on August 16, 2017).*

10.17

Shares Purchase Agreement, dated December 13, 2017, between the Company and the trustee under the 2016 Trust Agreement Between Barbara P. Ruhlman and Bernard L. Karr, dated September 21, 2016 (incorporated by reference to the Company’s Form 8-K filed on December 14, 2017).*

10.18

Shares Purchase Agreement, dated August 23, 2016, between the Company and the Irrevocable Trust Agreement Between Barbara P. Ruhlman and Bernard L. Karr, dated July 29, 2008 (incorporated by reference to the Company’s Form 8-K filed on August 23, 2016).

10.19	Share Purchase Agreement, dated August 23, 2016, between the Company and the Thomas F. Peterson Foundation (incorporated by reference to the Company’s Form 8-K filed on August 23, 2016).

10.20	Form of Restricted Stock Agreement under the Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2015).*

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

Preformed Line Products Company 2016 Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed March 17, 2016).

Promissory Note dated June 27, 2016, between the Company and PNC Bank, National Association (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended September 30, 2016).

10.25 10.26

Amendment No. 2 to Amended and Restated Loan Agreement dated August 22, 2016 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended September 30, 2016).

Amended and Restated Line of Credit Note dated August 22, 2016 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended September 30, 2016).

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 8-K current report filing dated August 6, 2007).

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Accounting Officer, Michael A. Weisbarth, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Michael A. Weisbarth, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contracts or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company

March 9, 2018	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(principal executive officer)

March 9, 2018	/s/ Michael A. Weisbarth
Michael A. Weisbarth
Vice President – Finance and Treasurer
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 9, 2018	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer

March 9, 2018	/s/ Glenn E. Corlett
Glenn E. Corlett
Director

March 9, 2018	/s/ Matthew E. Frymier
Matthew E. Frymier
Director

March 9, 2018	/s/ Michael E. Gibbons
Michael E. Gibbons
Director

March 9, 2018	/s/ R. Steven Kestner
R. Steven Kestner
Director

March 9, 2018	/s/ Richard R. Gascoigne
Richard R. Gascoigne
Director

March 9, 2018	/s/ J. Ryan Ruhlman
J. Ryan Ruhlman
Director
March 9, 2018	/s/ Maegan A. R. Cross
Maegan A. R. Cross
Director

PREFORMED LINE PRODUCTS COMPANY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2017, 2016 and 2015

(Thousands of dollars)

For the year ended December 31, 2017:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period
Allowance for doubtful accounts	$2,815	$472	$(432)	$55	$2,910
Reserve for credit memos	395	693	(675)	2	415
Slow-moving and obsolete inventory reserves	11,560	998	(3,855)	363	9,066
Accrued product warranty	1,058	347	(399)	70	1,076
Foreign net operating loss tax carryforwards	3,805	490	(312)	(18)	3,965

For the year ended December 31, 2016:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period
Allowance for doubtful accounts	$1,871	$1,809	$(864)	$(1)	$2,815
Reserve for credit memos	455	(674)	613	1	395
Slow-moving and obsolete inventory reserves	10,230	2,825	(1,408)	(87)	11,560
Accrued product warranty	714	649	(269)	(36)	1,058
Foreign net operating loss tax carryforwards	5,209	346	(1,175)	(575)	3,805

For the year ended December 31, 2015:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period
Allowance for doubtful accounts	$1,943	$524	$(414)	$(182)	$1,871
Reserve for credit memos	428	437	(408)	(2)	455
Slow-moving and obsolete inventory reserves	9,183	2,477	(1,509)	79	10,230
Accrued product warranty	892	74	(158)	(94)	714
Foreign net operating loss tax carryforwards	3,614	2,105	(287)	(223)	5,209