Form 10-Q
period 2018-03-31
PREFORMED LINE PRODUCTS CO
filed 2018-05-04
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of common shares outstanding as of May 1, 2018: 5,048,758.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$45,488	$44,358
Accounts receivable, less allowances of $3,302 ($3,325 in 2017)	77,421	73,972
Inventories - net	83,342	77,886
Prepaids	5,274	3,434
Prepaid taxes	3,658	5,266
Other current assets	2,592	2,214
TOTAL CURRENT ASSETS	217,775	207,130
Property, plant and equipment - net	109,836	108,598
Intangibles - net	9,818	10,020
Goodwill	16,622	16,544
Deferred income taxes	7,908	7,774
Other assets	14,002	9,719
TOTAL ASSETS	$375,961	$359,785
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$27,653	$25,141
Notes payable to banks	1,835	864
Current portion of long-term debt	1,448	1,448
Accrued compensation and amounts withheld from employees	11,653	11,461
Accrued expenses and other liabilities	13,329	14,686
Accrued profit-sharing and other benefits	2,718	6,284
Dividends payable	1,058	1,046
Income taxes payable	1,898	1,903
TOTAL CURRENT LIABILITIES	61,592	62,833
Long-term debt, less current portion	43,793	34,598
Unfunded pension obligation	10,583	10,664
Deferred income taxes	2,046	2,090
Other noncurrent liabilities	10,926	11,063
SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,048,758 and 5,038,207 issued and outstanding, at March 31, 2018 and December 31, 2017, respectively	12,635	12,593
Common shares issued to rabbi trust, 289,138 and 289,026 shares at March 31, 2018 and December 31, 2017, respectively	(11,849)	(11,834)
Deferred compensation liability	11,849	11,834
Paid-in capital	30,576	29,734
Retained earnings	316,275	311,765
Treasury shares, at cost, 1,268,976 and 1,258,069 shares at March 31, 2018 and December 31, 2017, respectively	(68,948)	(68,115)
Accumulated other comprehensive loss	(43,517)	(47,440)
TOTAL SHAREHOLDERS’ EQUITY	247,021	238,537
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$375,961	$359,785

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended March 31
	2018	2017
(Thousands of dollars, except per share data)
Net sales	$98,139	$84,569
Cost of products sold	66,621	59,904
GROSS PROFIT	31,518	24,665
Costs and expenses
Selling	8,861	8,284
General and administrative	10,916	10,329
Research and engineering	3,661	3,690
Other operating expense - net	335	104
	23,773	22,407
OPERATING INCOME	7,745	2,258
Other income (expense)
Interest income	95	104
Interest expense	(280)	(299)
Other income - net	69	55
	(116)	(140)
INCOME BEFORE INCOME TAXES	7,629	2,118
Income taxes	2,101	600
NET INCOME	$5,528	$1,518
BASIC EARNINGS PER SHARE
Net income	$1.10	$0.30
DILUTED EARNINGS PER SHARE
Net income	$1.09	$0.30
Cash dividends declared per share	$0.20	$0.20
Weighted-average number of shares outstanding - basic	5,046	5,118
Weighted-average number of shares outstanding - diluted	5,064	5,130

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31
	2018	2017
(Thousands of dollars)
Net income	$5,528	$1,518
Other comprehensive income, net of tax
Foreign currency translation adjustment	3,831	5,472
Recognized net actuarial gain (net of tax provision of $30 and $44 for the three months ended March 31, 2018 and 2017, respectively.)	91	72
Other comprehensive income, net of tax	3,922	5,544
Comprehensive income	$9,450	$7,062

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
	2018	2017
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$5,528	$1,518
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	3,265	2,972
Provision for accounts receivable allowances	201	287
Provision for inventory reserves	869	457
Deferred income taxes	(154)	(289)
Share-based compensation expense	731	561
Gain on sale of property and equipment	(31)	(7)
Other - net	183	193
Changes in operating assets and liabilities
Accounts receivable	(2,635)	(6,144)
Inventories	(4,818)	(1,517)
Trade accounts payable and accrued liabilities	(3,112)	(210)
Income taxes - net	1,733	1,997
Other - net	(2,787)	(1,387)
NET CASH USED IN OPERATING ACTIVITIES	(1,027)	(1,569)
INVESTING ACTIVITIES
Capital expenditures	(2,699)	(2,217)
Proceeds from the sale of property and equipment	0	17
Purchase of marketable securities	(4,308)	0
Fixed-term deposits	0	2,469
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(7,007)	269
FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	936	(695)
Proceeds from the issuance of long-term debt	20,303	15,463
Payments of long-term debt	(11,112)	(13,155)
Dividends paid	(1,008)	(1,037)
Purchase of common shares for treasury	(110)	0
Purchase of common shares for treasury from related parties	(723)	(107)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,286	469
Effects of exchange rate changes on cash, cash equivalents and restricted cash	939	1,046
Net increase in cash, cash equivalents and restricted cash	1,191	215
Cash, cash equivalents and restricted cash at beginning of year(1)	45,579	32,540
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD(1)	$46,770	$32,755
(1)	Includes restricted cash of $1.3 million at March 31, 2018 and $1.2 million at December 31, 2017. For further information regarding restricted cash, refer to Note O, “Debt Arrangements.”

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2018.

The Consolidated Balance Sheet at December 31, 2017 has been derived from the audited consolidated financial statements but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s 2017 Annual Report on Form 10-K filed on March 9, 2018 with the Securities and Exchange Commission.

NOTE B – REVENUE

Revenue recognition

Net sales include products and shipping and handling charges, net of estimates for product returns. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies the performance obligations under the contract and control of the product is transferred to the customer, primarily based on shipping terms. Revenue for shipping and handling charges are recognized at the time the products are shipped to, delivered to or picked up by the customer. The Company estimates product returns based on historical return rates.

Disaggregated revenue

The Company’s revenues by segment and product type are as follows:

	Three Months Ended March 31, 2018
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Formed wire and hardware related products	22,137	14,989	11,282	17,602	$66,010
Protective closures	11,697	3,539	1,158	1,219	17,613
Plastic products	2,196	397	605	544	3,742
Other products	3,413	621	2,036	4,704	10,774
Total	$39,443	$19,546	$15,081	$24,069	$98,139

NOTE C – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	March 31, 2018	December 31, 2017
Raw materials	$42,503	$42,712
Work-in-process	11,111	9,609
Finished Goods	37,966	33,780
	91,580	86,101
Excess of current cost over LIFO cost	(3,228)	(2,991)
Noncurrent portion of inventory	(5,010)	(5,224)
	$83,342	$77,886

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $24.3 million at March 31, 2018 and $25.1 million at December 31, 2017.  An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.  During the three months ended March 31, 2018 and 2017, the net change in LIFO inventories resulted in $.2 million and $.1 million of expense to Income before income taxes, respectively.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment—net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	March 31, 2018	December 31, 2017
Land and improvements	$13,352	$13,141
Buildings and improvements	76,823	75,941
Machinery, equipment and aircraft	172,213	166,999
Construction in progress	4,354	5,124
	266,742	261,205
Less accumulated depreciation	(156,906)	(152,607)
	$109,836	$108,598

Legal proceedings

In the course of business, the Company is subject to a variety of claims and lawsuits, including, but not limited to, litigation relating to employment, workers’ compensation, products liability, environmental and intellectual property.  The ultimate outcomes of these matters are not predictable with certainty.  The Company has liability insurance to cover many of these claims.

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

The Complaint states that Plaintiff engaged SNC ATP to design, engineer, procure and construct numerous power distribution and transmission facilities in Alberta (the “Projects”) and that through SNC ATP and HD Supply (now Anixter), spacer dampers manufactured by Helix were procured and installed in the Projects.  The Complaint alleges that the spacer dampers have and may continue to become loose, open and detach from the conductors, resulting in damage and potential injury and a failure to perform the intended function of providing spacing and damping to the Project.  The Plaintiffs are seeking an estimated $56.0 million in damages jointly and severally from the Defendants, representing the costs of monitoring and replacing the spacer dampers and remediating property damage, due to alleged defects in the design and construction of, and supply of materials for, the Projects by SNC ATP and HD Supply/Anixter and in the design of the spacer dampers by Helix.

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

NOTE D – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”).  Net periodic pension cost for this plan included the following components:

	Three Months Ended March 31
	2018	2017
Service cost	$84	$56
Interest cost	333	365
Expected return on plan assets	(496)	(475)
Recognized net actuarial loss	121	116
Net periodic pension cost	$42	$62

No contributions were made to the Plan during the three months ended March 31, 2018. The Company anticipates contributing $.5 million of additional funding to the Plan during the second quarter of 2018.

NOTE E – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at January 1	$(6,014)	$(41,425)	$(47,439)	$(5,874)	$(51,495)	$(57,369)
Other comprehensive income before reclassifications:
Gain on foreign currency translation adjustment	0	3,831	3,831	0	5,472	5,472
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	91	0	91	72	0	72
Net current period other comprehensive income	91	3,831	3,922	72	5,472	5,544
Balance at March 31	$(5,923)	$(37,594)	$(43,517)	$(5,802)	$(46,023)	$(51,825)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE F – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31
	2018	2017
Numerator
Net income	$5,528	$1,518
Denominator
Determination of shares
Weighted-average common shares outstanding	5,046	5,118
Dilutive effect - share-based awards	18	12
Diluted weighted-average common shares outstanding	5,064	5,130
Earnings per common share
Basic	$1.10	$0.30
Diluted	$1.09	$0.30

For the three months ended March 31, 2018 and 2017, 12,000 and 33,350 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

NOTE G – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	March 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,802)	$4,806	$(4,791)
Land use rights	1,246	(203)	1,199	(201)
Trademarks	1,778	(1,205)	1,770	(1,166)
Technology	3,174	(1,270)	3,149	(1,215)
Customer relationships	12,371	(6,077)	12,350	(5,881)
	$23,375	$(13,557)	$23,274	$(13,254)
Indefinite-lived intangible assets
Goodwill	$16,622		$16,544

The aggregate amortization expense for other intangibles with finite lives for each of the three months ended March 31, 2018 and 2017 was $.3 million.  Amortization expense is estimated to be $.8 million for the remaining period of 2018, $1.0 million for 2019 and $.9 million for 2020, 2021 and 2022. The weighted-average remaining amortization period is approximately 16.8 years. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 7.8 years; land use rights, 58.6 years; trademarks, 9.0 years; technology, 13.6 years; and customer relationships, 12.1 years.

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

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the three months ended March 31, 2018 are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2018	$3,078	$4,292	$1,495	$7,679	$16,544
Currency translation	0	(79)	67	90	78
Balance at March 31, 2018	$3,078	$4,213	$1,562	$7,769	$16,622

NOTE H – SHARE-BASED COMPENSATION

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the three months ended March 31, 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2018	750	$39.10
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	0	$0.00
Outstanding (exercisable and vested) at March 31, 2018	750	$39.10	1.5	$19

There were no stock options exercised during either of the three months ended March 31, 2018 or 2017.

As all stock options from the 1999 Stock Option Plan are fully vested, the Company recorded no compensation expense related to stock options for the three months ended March 31, 2018 and 2017.

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

A summary of the RSUs outstanding under the LTIP for the three months ended March 31, 2018 is as follows:

	Restricted Share Units
	Performance and Service Required (1)	Service Required	Total Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2018	200,572	18,214	218,786	$52.68
Granted	63,122	8,155	71,277	73.86
Vested	(19,277)	0	(19,277)	45.85
Forfeited	(30,793)	0	(30,793)	45.85
Nonvested as of March 31, 2018	213,624	26,369	239,993	$53.89

(1)	Nonvested performance-based RSUs are reflected above at the maximum performance achievement level.

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Compensation expense related to the time-based RSUs for both three-month periods ended March 31, 2018 and 2017 was $.1 million.  As of March 31, 2018, there was $1.0 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 2.3 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in either operating or pre-tax income and sales growth over a requisite performance period.  Depending on the extent to which the performance criterions are satisfied under the LTIP and the Incentive Plan, the participants are eligible to earn common shares over the vesting period.  RSU’s forfeited in 2018 are those from the 2015 grants for which pre-tax income and sales growth performance were not achieved.  Performance-based compensation expense for the three months ended March 31, 2018 and 2017 was $.7 million and $.4 million, respectively.  As of March 31, 2018, the remaining compensation expense of $5.4 million for outstanding performance-based RSU’s is expected to be recognized over a period of approximately 2.1 years.

In the event of a Change in Control (as defined in the LTIP and the Incentive Plan), vesting of the RSUs will be accelerated and all restrictions will lapse. Unvested performance-based awards will vest on a target potential payout.

To satisfy the vesting of its RSU awards, the Company has reserved new shares from its authorized but unissued shares. Any additional awards granted will also be issued from the Company’s authorized but unissued shares.

Share Option Awards

The LTIP permitted and now the Incentive Plan permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant.  Options issued to date under the LTIP and the Incentive Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years, and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

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

There were no options granted for either of the three-month periods ended March 31, 2018 and 2017.

Stock option activity under the Company’s LTIP for three months ended March 31, 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2018	29,250	$56.84
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	0	$0.00
Outstanding (vested and expected to vest) at March 31, 2018	29,250	$56.84	6.9	$320
Exercisable at March 31, 2018	21,625	$60.69	6.2	$174

There were no stock options exercised during the three months ended March 31, 2018 or 2017, respectively.

For both three-month periods ended March 31, 2018 and 2017, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million.  The total compensation cost related to nonvested awards not yet recognized at March 31, 2018 is expected to be less than $.1 million over a weighted-average period of approximately 1.7 years.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s common shares held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of March 31, 2018, 289,138 shares have been deferred and are being held in the rabbi trust.

NOTE I – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The Company measures and records certain assets and liabilities at fair value. A fair value hierarchy is used for those assets and liabilities measured at fair value that distinguishes between assumptions based on market data, (observable inputs), and the Company’s assumptions (unobservable inputs). The hierarchy consists of the following three levels:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2	Inputs other than Level 1 inputs that are either directly or indirectly observable, which may include:
o	Quoted prices for similar assets in active markets;
o	Quoted prices for identical or similar assets or liabilities in inactive markets;
o	Inputs other than quoted prices that are observable for the asset or liability; and
o	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3	Inputs to the valuation methodology are unobservable and developed using estimates and assumptions developed by the Company which reflect those that a market participant would use.

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the consolidated balance sheets as of March 31, 2018 (there were no financial instruments measured at fair value at December 31, 2017):

Description	Balance as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$4,308	$4,308	$0	$0
Total Assets	$4,308	$4,308	$0	$0

Liabilities:
Supplemental profit sharing plan	4,266	0	4,266	0
Total Liabilities	$4,266	$0	$4,266	$0

During the quarter ended March 31, 2018, the Company invested $4.3 million in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment returns on the Company’s Supplemental Profit Sharing Plan discussed below.  These marketable securities are comprised of available-for-sale securities and are reported at fair value within Other assets on the Company’s consolidated balance sheet as of March 31, 2018.  Changes in the fair value of the securities are recognized within Other income, net within the consolidated statements of income, and were not material for the period ended March 31, 2018.

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives. The liability for this unfunded Supplemental Profit Sharing Plan was $4.7 million and $4.8 million at March 31, 2018 and December 31, 2017, respectively, and is recorded within Other noncurrent liabilities on the Company’s consolidated balance sheets. During January 2018, the Company amended the Supplemental Profit Sharing Plan to allow the participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The company then credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

NOTE J – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act (“the Tax Act”) in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements and, if possible, to provide a reasonable estimate. The Company has accounted for the tax effects of the Tax Act under the guidance of SAB 118 on a provisional basis.  The Company’s accounting for certain income tax effects is incomplete, but reasonable estimates for those effects have been determined and provisional amounts were recorded in the Company’s consolidated financial statements.  For additional details regarding SAB 118, refer to Note M “Income Taxes.”

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  The Company adopted ASU 2017-07 as of January 1, 2018.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  The Company adopted ASU 2016-18 as of January 1, 2018 using a retrospective transition method to each period presented.  Cash, cash equivalents and restricted cash balance on the Company’s consolidated cash flow includes $1.3 million and $1.2 million of restricted cash as of March 31, 2018 and December 31, 2017, respectively.  Restricted cash is included in Other assets on the Company’s balance sheet in each period presented.  The adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements.  Refer to Note O “Debt Arrangements” for additional details regarding the Company’s restricted cash.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.”  ASU 2016-16 modifies the recognition of income tax expense resulting from intra-entity transfers of assets other than inventory.  Pursuant to this amendment, entities should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  This amendment eliminates the exception for an intra-entity transfer of assets other than inventory.  The Company adopted ASU 2016-16 as of January 1, 2018 with no material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, which changes how companies recognize, measure, present and make disclosures about certain financial assets and financial liabilities. Under this guidance, entities have to measure certain equity investments, including available-for-sale securities, at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after 15 December 2017, and interim periods therein. The Company adopted ASU 2016-01 effective January 1, 2018.  As discussed in Note I, the Company purchased $4.3 million of available-for-sale marketable securities during the quarter ended March 31, 2018. The Company recognized less than $0.1 million of gains related to the change in the fair value of the marketable securities within Other income, net on the Company’s consolidated statements of income. Refer to Note I “Fair Value of Financial Assets and Liabilities” for additional details regarding the Company’s marketable securities.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09.  ASU 2014-09 requires an entity to recognize revenue in a matter that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue.  The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers.  In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date of the amendment to annual reporting periods beginning after December 15, 2017, including interim periods therein.

The Company developed and executed on an implementation plan in order to adopt the new guidance on January 1, 2018.  The Company established a cross-functional implementation team to analyze the impact of the standard on revenue contracts, which included scoping its revenue streams and reviewing contracts in order to compare historical accounting policies and practices to the new revenue standards. In addition, the Company implemented changes to processes and controls to meet the standard’s reporting and disclosure requirements. The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective transition method applied to contracts that were not yet completed at that date.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be presented based on the Company’s historic accounting policy.  The cumulative impact of adopting ASU 2014-09 as of January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.  Further, the Company does not expect the impact of the adoption of ASU 2014-09 to be material to its consolidated financial statements on an ongoing basis. Refer to Note B “Revenue” for additional details regarding the Company’s revenue recognition policy.

NOTE K – NEW ACCOUNTING STANDARDS TO BE ADOPTED

In February 2018, the FASB issued ASU 2018-02, “Income Statement (Topic 220), Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The FASB issued the update to provide amended guidance to allow a reclassification from Accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act.  Additionally, under the new guidance an entity will be required to provide certain disclosures regarding stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, and the guidance may be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal income tax rate in the Tax Act is recognized. Early adoption is permitted.  The Company is currently assessing the effect, if any, that the ASU will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  The amendments in this Update require the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements.  Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease.  Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  The Company is currently evaluating what impact its adoption will have to the presentation of the Company’s consolidated financial statements.

NOTE L – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three months ended March 31, 2018 and 2017. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended March 31
	2018	2017
Net sales
PLP-USA	$39,443	$34,861
The Americas	19,546	16,570
EMEA	15,081	13,852
Asia-Pacific	24,069	19,286
Total net sales	$98,139	$84,569
Intersegment sales
PLP-USA	$2,183	$3,007
The Americas	1,968	1,241
EMEA	334	315
Asia-Pacific	1,710	2,051
Total intersegment sales	$6,195	$6,614
Income taxes
PLP-USA	$374	$(422)
The Americas	1,388	711
EMEA	237	203
Asia-Pacific	102	108
Total income taxes	$2,101	$600
Net income (loss)
PLP-USA	$1,714	$(632)
The Americas	3,143	1,785
EMEA	363	619
Asia-Pacific	308	(254)
Total net income	$5,528	$1,518

	March 31, 2018	December 31, 2017
Assets
PLP-USA	$123,131	$116,484
The Americas	73,182	70,720
EMEA	66,427	62,524
Asia-Pacific	113,221	110,057
Total identifiable assets	$375,961	$359,785

NOTE M – INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes broad and complex changes to the U.S. tax code including but not limited to (1) requiring a one-time transition tax (“Transition Tax”) on certain unrepatriated earnings at December 31, 2017 of foreign subsidiaries that is payable over eight years; (2) reduction of the U.S. federal statutory rate from 35% to 21% effective January 1, 2018; (3) the creation of the base erosion anti-abuse tax (BEAT), a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision, Global Intangible Low-Taxed Income (“GILTI”), which ends deferral of taxation on a significant portion of foreign earnings; (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; (8) more restrictive limitations on the deductibility of certain executive compensation; (9) a deduction for Foreign Derived Intangible Income (“FDII”), an incentive for the development of intangibles in the U.S.; and (9) additional limitations on the use of foreign tax credits to reduce the U.S. income tax liability.

ASC 740, Income taxes, requires a company to record the effects of a tax law change in the period of enactment. The SEC staff issued Standard Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the

Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

As a result of the application of SAB 118, the Company recorded provisional amounts related to the reduction of its deferred tax assets and liabilities resulting from the tax rate reduction from 35% to 21% and for the Transition Tax at December 31, 2017.  The Company has not made any material changes to these provisional amounts during the period ending March 31, 2018.  However, the Company is continuing to gather additional information to more precisely compute the impact of these law changes.

The Company’s effective tax rate was 28% for the three months ended March 31, 2018 and 2017, respectively.  The higher effective tax rate for the three months ended March 31, 2018 compared to the U.S. federal statutory rate of 21% was primarily due to increased earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate, an increase in U.S. permanent items primarily  related to the Tax Act including GILTI, the repeal of the domestic production activity deduction, limitations on the deductibility of certain executive compensation, limitations on the use of foreign tax credits to reduce the U.S. income tax liability, partially offset by the FDII deduction. The lower effective tax rate for the three months ended March 31, 2017 compared to the U.S. federal statutory rate for the same period in 2018 of 35% was primarily due to an increase in earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  No significant changes to the valuation allowances were reflected for the period ended March 31, 2018.

During the period ended March 31, 2018, the Company did not record any unrecognized tax benefits and as of March 31, 2018, the Company had no unrecognized tax benefits.  The Company does not anticipate any significant changes to its gross unrecognized tax benefits within the next twelve months.

Prior to the Tax Act, the Company considered the majority of the earnings in its non-U.S. subsidiaries to be permanently reinvested and, accordingly, did not record any associated deferred income taxes on such earnings.  Since the Tax Act includes the Transition Tax, these previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings, as well as our capital in these subsidiaries, for an indefinite period of time, outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.

NOTE N – PRODUCT WARRANTY RESERVE

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

The following is a rollforward of the product warranty reserve:

	Three Months Ended March 31
	2018	2017
Beginning of period balance	$1,076	$1,058
Additions charged to income	8	27
Warranty usage	(16)	(103)
Currency translation	4	31
End of period balance	$1,072	$1,013

NOTE O – DEBT ARRANGEMENTS

On March 13, 2018, the Company extended the term on its $65 million credit facility from June 30, 2019 to June 30, 2021.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless its funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread becomes 1.500%.  In the first quarter of 2018, the Company’s Polish subsidiary borrowed $1.0 million U.S. dollars at a rate of 1.125% plus the Warsaw Interbank Offer Rate with a term expiring June 30, 2021.  At March 31, 2018, the interest rates on the U.S. and Polish line of credit agreement were 3.008% and 2.765%, respectively.  Under the credit facility, at March 31, 2018, the Company had utilized $32.9 million with $32.1 million available under the line of credit, net of long-term outstanding letters of credit.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability.  At March 31, 2018, the Company was in compliance with these covenants.

On March 31, 2018 and December 31, 2017, the Company’s Asia Pacific segment had $1.3 million and $1.2 million, respectively, in restricted cash used to secure bank debt.  The restricted cash is shown on the balance sheet in Other assets.

NOTE P – RELATED PARTY TRANSACTIONS

On February 6, 2018, the Company purchased 7,877 shares of the Company from current Officers and a retired Officer at a price per share of $80.20, which was calculated from a 30-day average of market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

On March 15, 2018, the Company purchased 1,430 shares of the Company from a current Officer at a price per share of $63.63, which was calculated from a 30-day average of market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

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

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies strengthen against the U.S. dollar, our sales and costs increase as the foreign currency-denominated financial statements translate into more U.S. dollars.  In total, foreign currencies strengthened against the U.S. dollar in the first quarter of 2018.  The fluctuations of foreign currencies during the three months ended March 31, 2018 had a $2.7 million favorable effect on sales compared to the same period in 2017.  On a reportable segment basis, the impact of foreign currency on net sales and net income for the three months ended March 31, 2018 was as follows:

	Foreign Currency Translation Impact
	Three Months Ended March 31, 2018
(Thousands of dollars)	Net Sales	Net Income
The Americas	$(304)	$84
EMEA	1,927	20
Asia-Pacific	1,084	43
Total	$2,707	$147

The operating results for the three months ended March 31, 2018 are compared to the same period in 2017. Net sales for the three months ended March 31, 2018 of $98.1 million increased $13.6 million, or 16%, compared to 2017.  As a percentage of net sales, gross profit increased to 32.1% in 2018 from 29.2% in 2017.  Gross profit for the three months ended March 31, 2018 of $31.5 million increased $6.9 million, or 27.8%, compared to 2017.  Gross profit increased $6.2 million, or 25.2%, compared to 2017, excluding the favorable impact from currency translation.  Costs and expenses of $23.8 million increased $1.4 million compared to 2017, including an unfavorable impact from currency translation of $.7 million.  Operating income for the three months ended March 31, 2018 was $7.7 million, an increase of $5.5 million compared to 2017. Net income for the three months ended March 31, 2018 of $5.5 million increased $4.0 million compared to the three months ended March 31, 2017.  The effect of currency translation had immaterial favorable impacts on both operating income and net income of $.1 million.

The following table reflects the impact of foreign currency fluctuations on operating income for the three months ended March 31, 2018 and 2017:

	Foreign Currency Translation Impact
	Three Months Ended March 31
(Thousands of dollars)	2018	2017
Operating income	$7,745	$2,258
Translation gain	(47)	0
Transaction gain	(64)	(185)
Operating income excluding currency impact	$7,634	$2,073

Despite the constant changes in the current global economy, we believe our business fundamentals and our financial position are sound and that we are strategically well-positioned. We remain focused on assessing our business structure, global facilities and overall capacity in conjunction with the requirements of local manufacturing in the markets that we serve. If necessary, we will modify redundant processes and utilize our global manufacturing network to manage costs, increase sales volumes and deliver value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 19.1% and can borrow needed funds at a competitive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS ENDED MARCH 31, 2017

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended March 31, 2018 and 2017. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended March 31
(Thousands of dollars)	2018		2017		Change
Net sales	$98,139	100.0%	$84,569	100.0%	$13,570
Cost of products sold	66,621	67.9	59,904	70.8	6,717
GROSS PROFIT	31,518	32.1	24,665	29.2	6,853
Costs and expenses	23,773	24.2	22,407	26.5	1,366
OPERATING INCOME	7,745	7.9	2,258	2.7	5,487
Other expense - net	(116)	(0.1)	(140)	(0.2)	24
INCOME BEFORE INCOME TAXES	7,629	7.8	2,118	2.5	5,511
Income taxes	2,101	2.1	600	0.7	1,501
NET INCOME	$5,528	5.6%	$1,518	1.8%	$4,010

Net sales. Net sales were $98.1 million for the three months ended March 31, 2018, an increase of $13.6 million, or 16%, from the three months ended March 31, 2017.  Excluding the favorable effect of currency translation, net sales for the three months ended March 31, 2018 increased $10.9 million compared to the same period in 2017, or 13%, as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2018	2017	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$39,443	$34,861	$4,582	$0	$4,582	13%
The Americas	19,546	16,570	2,976	(304)	3,280	20
EMEA	15,081	13,852	1,229	1,927	(698)	(5)
Asia-Pacific	24,069	19,286	4,783	1,084	3,699	19
Consolidated	$98,139	$84,569	$13,570	$2,707	$10,863	13%

The increase in PLP-USA net sales of $4.6 million, or 13%, was primarily due to a volume increase in formed wire and hardware related product sales and protective closure product sales.  International net sales for the three months ended March 31, 2018 were favorably affected by $2.7 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation.  The Americas net sales of $19.5 million increased $3.3 million, or 20%, primarily due to a volume increase in formed wire and hardware related product sales and protective closure product sales.  EMEA net sales of $15.1 million decreased $.7 million, or 5%, primarily due to a volume decrease in formed wire and hardware related product sales and protective closure product sales in the region.  In Asia-Pacific, net sales of $24.1 million increased $3.7 million, or 13%, compared to 2017 primarily due to a sales volume increase in formed wire and hardware related products.

Gross profit. Gross profit of $31.5 million for the three months ended March 31, 2018 increased $6.9 million, or 28%, compared to the three months ended March 31, 2017.  Excluding the favorable effect of currency translation, gross profit increased $6.2 million, or 25%, as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2018	2017	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$13,486	$9,939	$3,547	$0	$3,547	36%
The Americas	7,943	5,762	2,181	(161)	2,342	41
EMEA	4,414	4,264	150	535	(385)	(9)
Asia-Pacific	5,675	4,700	975	256	719	15
Consolidated	$31,518	$24,665	$6,853	$630	$6,223	25%

PLP-USA gross profit of $13.5 million increased $3.5 million compared to the same period in 2017 as a result of higher sales volume combined with a product sales mix shift to higher margin products.  International gross profit for the three months ended March 31, 2018 was favorably impacted by $.6 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $2.3 million was primarily the result of the sales increase of $3.3 million combined with product margin improvement in the region due to sales mix.  EMEA gross profit decreased $.4 mainly as a result of a $.7 million decrease in sales. Asia-Pacific gross profit increased $.7 million mainly as a result of a $3.7 million increase in sales in conjunction with higher volumes in the region.

Costs and expenses. Costs and expenses of $23.8 million for the three months ended March 31, 2018 increased $1.4 million, or 7%.  Excluding the unfavorable effect of currency translation, costs and expenses increased $.7 million, or 3%, as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2018	2017	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$11,168	$10,718	$450	$0	$450	4%
The Americas	3,469	3,365	104	(84)	188	6
EMEA	3,855	3,480	375	499	(124)	(4)
Asia-Pacific	5,283	4,844	439	262	177	4
Consolidated	$23,775	$22,407	$1,368	$677	$691	3%

PLP-USA costs and expenses of $11.2 million for the three months ended March 31, 2018 increased $.5 million, or 4%, compared to 2017 mainly due to $.3 million of higher personnel related expenses, which includes benefits, combined with $.1 million of higher professional fees and lower foreign currency exchange gains of $.1 million.  Foreign currency exchange gains are primarily related to translating into U.S. dollars its foreign denominated loans, trade and royalty receivables from its foreign subsidiaries at the March 31, 2018 exchange rates.  On a consolidated basis, costs and expenses for the three months ended March 31, 2018 were unfavorably impacted by $.7 million when local currencies were translated to U.S. dollars.  The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $3.5 million increased $.2 million for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to higher salary related expense of $.2 million.  EMEA costs and expenses of $3.9 million decreased $.1 million mainly due to a decrease in personnel related expenses of $.1 million.  Asia-Pacific costs and expenses of $5.3 million increased $.2 million. This increase was primarily due to increased net loss on foreign currency exchange of $.2 million.

Other income (expense). Other expense for both three-month periods ended March 31, 2018 and 2017 was $.1 million.

Income taxes. Income taxes for the three months ending March 31, 2018 and 2017 were $2.1 million and $.6 million, respectively, based on pre-tax income of $7.6 million and $2.1 million, respectively.  The effective tax rate for both three-month periods ending March 31, 2018 and 2017 was 28%, compared to the U.S. federal statutory rate for the same periods of 21% and 35%, respectively. While the effective tax rate for each period was comparable, the rate was determined by applying differing tax rules as a result of the Tax Act.  See Note L of the financial statements for a further discussion of the impact of the Tax Act on the effective tax rate.

Our tax rate is affected by recurring items such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions.  It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rates of 21% and 35% for 2018 and 2017, respectively, and our effective tax rate:

2018

1.	A less than $.1 million, or 1%, net increase resulting from higher U.S. permanent items primarily related to provisions of the Tax Act enacted December 22, 2017.
2.	A $.4 million, or 6%, increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate.

2017

1.	A $.1 million, or 7%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

Net income. As a result of the preceding items, net income for the three months ended March 31, 2018 was $5.5 million, compared to $1.5 million for the three months ended March 31, 2017, an increase of $4.0 million as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2018	2017	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income (loss)
PLP-USA	$1,714	$(632)	$2,346	$0	$2,346	NM	%
The Americas	3,143	1,785	1,358	84	1,274	71
EMEA	363	619	(256)	20	(276)	(45)
Asia-Pacific	308	(254)	562	43	519	NM
Consolidated	$5,528	$1,518	$4,010	$147	$3,863	NM	%

NM – Not Meaningful

PLP-USA’s net income for the three months ended March 31, 2018 increased $2.3 million compared to the same period in 2017 due to a $3.1 million increase in operating income that was partially offset by an increase in income taxes of $.8 million.  The following discussion of net income excludes the effect of currency translation.  The Americas net income increased $1.3 million as a result of a $3.1 million increase in operating income, partially offset by higher income taxes of $.8 million. EMEA net income decreased $.3 million as a result of a $.3 million decrease in operating income combined with no year-over-year impact from income tax expense. Asia-Pacific net income increased $.5 million as a result of a $.5 million increase in operating income with no year-over-year impact resulting from income tax expense.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2017 filed on March 9, 2018 with the Securities and Exchange Commission and are, therefore, not presented herein.  For more detail regarding the January 1, 2018 adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” refer to Note B “Revenue” and Note J “Recently Adopted Accounting Pronouncements.”

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first three months of 2018, we used cash of $2.7 million for capital expenditures. We ended the first three months of 2018 with $45.5 million of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world. At March 31, 2018, the majority of our cash and cash equivalents were held outside the U.S. We expect most accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt at March 31, 2018 was $47.1 million.  At March 31, 2018, our unused availability under our line of credit was $32.1 million and our bank debt to equity percentage was 19.1%. On March 13, 2018, we extended the term on our $65 million credit facility from June 30, 2019 to June 30, 2021.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless our funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread becomes 1.500%.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and funded debt-to-earnings before interest, taxes, depreciation and amortization along with an interest coverage ratio. The net worth and profitability requirements are calculated based on the line of credit agreement. At March 31, 2018 and December 31, 2017, we were in compliance with these covenants.

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

Sources and Uses of Cash

Cash increased $1.1 million for the three months ended March 31, 2018. Net cash used in operating activities was $1.0 million. The major investing and financing uses of cash were payments of long-term debt of $11.1 million, purchase of marketable securities of $4.3 million, capital expenditures of $2.7 million and dividends paid of $1.0 million, partially offset by net debt proceeds of $20.3 million. Currency had a positive $0.9 million impact on cash and cash equivalents when translating foreign denominated financial statements to U.S. dollars.

Net cash used in operating activities for the three months ended March 31, 2018 and 2017 was $1.0 million and $1.6 million, respectively.  The $.6 million decrease was primarily a result of an increase in cash used for operating assets (net of operating liabilities) of $4.4 million, offset by an increase in net income of $4.0 million.

Net cash used in investing activities for the three months ended March 31, 2018 of $7.0 million represents an increase of $7.4 million when compared to cash provided by investing activities in the three months ended March 31, 2017. The change was primarily related to net cash used of $4.3 million related to the purchase of marketable securities and a net increase in capital expenditures of $.5 million combined with a reduction in cash provided by fixed-term deposits of $2.6 million.

Cash provided by financing activities for the three months ended March 31, 2018 was $8.3 million compared to $.5 million for the three months ended March 31, 2017. The $7.8 million increase was primarily the result of an increase in debt borrowings in 2018 compared to 2017 of $6.5 million and lower debt payments in the three months ended March 31, 2018 versus the prior year of $2.1 million, partially offset by $.7 million of stock repurchases.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

See Note J of the Notes to the Consolidated Financial Statements

NEW ACCOUNTING STANDARDS TO BE ADOPTED

See Note K of the Notes to the Consolidated Financial Statements

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

The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:

•

The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the U.S., Canada, Australia and Western Europe and may grow slowly or experience prolonged delay in developing regions despite expanding power needs;

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

•	The Company’s ability to identify, complete, obtain funding for and integrate acquisitions for profitable growth;
•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers and of any legal or regulatory claims;
•	The relative degree of competitive and customer price pressure on the Company’s products;
•	The cost, availability and quality of raw materials required for the manufacture of products;
•	Strikes and other labor disruptions;
•	Changes in significant government regulations affecting environmental compliances or other litigation matters;
•	The telecommunication market’s continued deployment of Fiber-to-the-Premises; and
•	Those factors described under the heading “Risk Factors” on page 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 9, 2018.

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

As of March 31, 2018, the Company had no foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading or speculative purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $6.3 million and on income before taxes of $1.3 million.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $33.7 million at March 31, 2018. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.5 million for the three months ended March 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” For the adoption, the Company implemented changes to its revenue recognition process and control activities, including the development of new entity-wide policies, processes, controls, training and ongoing contract reviews to accommodate presentation and disclosure requirements.  For more detail regarding the January 1, 2018 adoption of ASU No. 2014-09, refer to Note B “Revenue” and Note J “Recently Adopted Accounting Pronouncements.”

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2018 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the course of business, the Company is subject to a variety of claims and lawsuits, including, but not limited to, litigation relating to employment, workers’ compensation, products liability, environmental and intellectual property.  The ultimate outcomes of these matters are not predictable with certainty.  The Company has liability insurance to cover many of these claims.

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

The Complaint states that Plaintiff engaged SNC ATP to design, engineer, procure and construct numerous power distribution and transmission facilities in Alberta (the “Projects”) and that through SNC ATP and HD Supply (now Anixter), spacer dampers manufactured by Helix were procured and installed in the Projects.  The Complaint alleges that the spacer dampers have and may continue to become loose, open and detach from the conductors, resulting in damage and potential injury and a failure to perform the intended function of providing spacing and damping to the Project.  The Plaintiffs are seeking an estimated $56.0 million in damages jointly and severally from the Defendants, representing the costs of monitoring and replacing the spacer dampers and remediating property damage, due to alleged defects in the design and construction of, and supply of materials for, the Projects by SNC ATP and HD Supply/Anixter and in the design of the spacer dampers by Helix.

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 9, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 13, 2017, the Board of Directors authorized a plan to repurchase up to an additional 228,138 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three months ended March 31, 2018:

Period (2018)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January	0	$0.00	—	250,000
February	7,877	80.20	7,877	242,123
March	3,030	66.47	10,907	239,093
Total	10,907

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Amended and Restated Line of Credit Note dated March 13, 2018 between the Company and PNC Bank, National Association, filed herewith.

10.2	Amendment No. 3 to Amended and Restated Line of Credit Note dated March 13, 2018 between the Company and PNC Bank, National Association, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Michael A. Weisbarth, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Michael A. Weisbarth, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 4, 2018	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2018	/s/ Michael A. Weisbarth
Michael A. Weisbarth
Vice President – Finance and Treasurer
(Principal Accounting Officer)