Form 10-Q
period 2018-06-30
PREFORMED LINE PRODUCTS CO
filed 2018-08-03
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of common shares outstanding as of August 1, 2018: 5,036,748.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$41,395	$44,358
Accounts receivable, less allowances of $3,144 ($3,325 in 2017)	78,107	73,972
Inventories - net	83,212	77,886
Prepaids	5,369	3,434
Prepaid taxes	2,223	5,266
Other current assets	4,113	2,214
TOTAL CURRENT ASSETS	214,419	207,130
Property, plant and equipment - net	105,172	108,598
Intangibles - net	9,093	10,020
Goodwill	15,867	16,544
Deferred income taxes	8,023	7,774
Other assets	11,506	9,719
TOTAL ASSETS	$364,080	$359,785
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$28,240	$25,141
Notes payable to banks	2,722	864
Current portion of long-term debt	1,448	1,448
Accrued compensation and amounts withheld from employees	13,431	11,461
Accrued expenses and other liabilities	12,532	14,686
Accrued profit-sharing and other benefits	4,195	6,284
Dividends payable	1,055	1,046
Income taxes payable	1,199	1,903
TOTAL CURRENT LIABILITIES	64,822	62,833
Long-term debt, less current portion	37,308	34,598
Unfunded pension obligation	10,006	10,664
Deferred income taxes	1,833	2,090
Other noncurrent liabilities	10,582	11,063
SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,036,978 and 5,038,207 issued and outstanding, at June 30, 2018 and December 31, 2017, respectively	12,639	12,593
Common shares issued to rabbi trust, 269,358 and 289,026 shares at June 30, 2018 and December 31, 2017, respectively	(10,988)	(11,834)
Deferred compensation liability	10,988	11,834
Paid-in capital	31,657	29,734
Retained earnings	321,954	311,765
Treasury shares, at cost, 1,282,476 and 1,258,069 shares at June 30, 2018 and December 31, 2017, respectively	(69,929)	(68,115)
Accumulated other comprehensive loss	(56,792)	(47,440)
TOTAL SHAREHOLDERS’ EQUITY	239,529	238,537
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$364,080	$359,785

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
(Thousands of dollars, except per share data)
Net sales	$108,915	$97,512	$207,054	$182,081
Cost of products sold	73,712	67,839	140,333	127,743
GROSS PROFIT	35,203	29,673	66,721	54,338
Costs and expenses
Selling	9,471	8,626	18,332	16,910
General and administrative	11,288	10,772	22,203	21,101
Research and engineering	3,646	3,612	7,307	7,301
Other operating expense - net	1,465	369	1,800	474
	25,870	23,379	49,642	45,786
OPERATING INCOME	9,333	6,294	17,079	8,552
Other income (expense)
Interest income	134	160	229	264
Interest expense	(348)	(277)	(628)	(577)
Other income - net	105	81	173	137
	(109)	(36)	(226)	(176)
INCOME BEFORE INCOME TAXES	9,224	6,258	16,853	8,376
Income taxes	2,489	2,102	4,590	2,702
NET INCOME	$6,735	$4,156	$12,263	$5,674
BASIC EARNINGS PER SHARE
Net income	$1.34	$0.81	$2.43	$1.11
DILUTED EARNINGS PER SHARE
Net income	$1.33	$0.81	$2.42	$1.11
Cash dividends declared per share	$0.20	$0.20	$0.40	$0.40
Weighted-average number of shares outstanding - basic	5,044	5,116	5,045	5,117
Weighted-average number of shares outstanding - diluted	5,064	5,127	5,064	5,132

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
(Thousands of dollars)
Net income	$6,735	$4,156	$12,263	$5,674
Other comprehensive income, net of tax
Foreign currency translation adjustment	(13,367)	2,810	(9,535)	8,282
Recognized net actuarial gain (net of tax provision of $29 and $49 for the three months ended June 30, 2018 and 2017, respectively, and net of tax provision of $59 and $93 for the six months ended June 30, 2018 and 2017, respectively.)	92	83	183	155
Other comprehensive income (loss), net of tax	(13,275)	2,893	(9,352)	8,437
Comprehensive income (loss)	$(6,540)	$7,049	$2,911	$14,111

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
	2018	2017
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$12,263	$5,674
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	6,524	5,873
Provision for accounts receivable allowances	575	777
Provision for inventory reserves	1,455	722
Deferred income taxes	(462)	(790)
Share-based compensation expense	1,717	1,140
Gain on sale of property and equipment	(99)	(13)
Other - net	54	276
Changes in operating assets and liabilities
Accounts receivable	(7,595)	(15,284)
Inventories	(10,280)	539
Trade accounts payable and accrued liabilities	3,732	2,035
Income taxes - net	2,305	2,714
Other - net	(2,510)	(1,644)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,679	2,019
INVESTING ACTIVITIES
Capital expenditures	(5,573)	(4,554)
Proceeds from the sale of property and equipment	3	1
Purchase of marketable securities	(4,690)	0
Proceeds from marketable securities	2,953	0
Purchase of company owned life insurance policy	(2,953)	0
Fixed-term deposits	0	6,923
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(10,260)	2,370
FINANCING ACTIVITIES
Increase in notes payable to banks	2,055	2
Proceeds from the issuance of long-term debt	35,272	25,038
Payments of long-term debt	(32,430)	(31,471)
Dividends paid	(2,065)	(2,092)
Proceeds from issuance of common shares	252	0
Purchase of common shares for treasury	(110)	(238)
Purchase of common shares for treasury from related parties	(1,705)	(2)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,269	(8,763)
Effects of exchange rate changes on cash and cash equivalents	(2,570)	1,642
Net decrease in cash, cash equivalents and restricted cash	(3,882)	(2,732)
Cash, cash equivalents and restricted cash at beginning of year	45,579	32,540
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD(1)	$41,697	$29,808
(1)	Includes restricted cash of $.3 million at June 30, 2018 and $1.2 million at December 31, 2017. For further information regarding restricted cash, refer to Note O, “Debt Arrangements.”

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2018.

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

Disaggregated revenue

The Company’s revenues by segment and product type are as follows:

	Three Months Ended June 30, 2018
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	57%	77%	75%	70%	68%
Communications	36	19	6	4	19
Special Industries	7	4	19	26	13
Total	100%	100%	100%	100%	100%

	Six Months Ended June 30, 2018
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	58%	77%	78%	74%	69%
Communications	36	19	6	5	20
Special Industries	6	4	16	21	11
Total	100%	100%	100%	100%	100%

NOTE C – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	June 30, 2018	December 31, 2017
Raw materials	$42,830	$42,712
Work-in-process	10,469	9,609
Finished Goods	38,060	33,780
	91,359	86,101
Excess of current cost over LIFO cost	(3,399)	(2,991)
Noncurrent portion of inventory	(4,748)	(5,224)
	$83,212	$77,886

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $26.7 million at June 30, 2018 and $25.1 million at December 31, 2017.  An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.  During the three month and six-month periods ended June 30, 2018, the net change in LIFO inventories resulted in $.2 million and $.4 million of expense, respectively, to Income before income taxes.  During the three month and six-month periods ended June 30, 2017, the net change in LIFO inventories resulted in a less than $.1 million benefit and a less than $.1 million of expense, respectively, to Income before income taxes.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment—net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	June 30, 2018	December 31, 2017
Land and improvements	$12,582	$13,141
Buildings and improvements	74,917	75,941
Machinery, equipment and aircraft	168,522	166,999
Construction in progress	3,781	5,124
	259,802	261,205
Less accumulated depreciation	(154,630)	(152,607)
	$105,172	$108,598

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

The Complaint states that Plaintiff engaged SNC ATP to design, engineer, procure and construct numerous power distribution and transmission facilities in Alberta (the “Projects”) and that through SNC ATP and HD Supply (now Anixter), spacer dampers manufactured by Helix were procured and installed in the Projects.  The Complaint alleges that the spacer dampers have and may continue to become loose, open and detach from the conductors, resulting in damage and potential injury and a failure to perform the intended function of providing spacing and damping to the Project.  The Plaintiffs were initially seeking an estimated $56.0 million in damages jointly and severally from the Defendants, representing the costs of monitoring and replacing the spacer dampers and remediating property damage, due to alleged defects in the design and construction of, and supply of materials for, the Projects by SNC ATP and HD Supply/Anixter and in the design of the spacer dampers by Helix.  The Plaintiffs reduced their demand for damages to $29.4 million on June 1, 2018.

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

NOTE D – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”).  Net periodic pension cost for this plan included the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Service cost	$84	$72	$166	$127
Interest cost	333	363	666	729
Expected return on plan assets	(496)	(476)	(991)	(951)
Recognized net actuarial loss	121	131	242	248
Net periodic pension cost	$42	$90	$83	$153

A $.5 million contribution was made to the Plan during the six months ended June 30, 2018. The Company will contribute $.1 million of additional funding to the Plan during the second half of 2018 and is continuing to evaluate the benefits of contributing additional funds to the Plan during the remainder of the current fiscal year.

NOTE E – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at April 1	$(5,923)	$(37,594)	$(43,517)	$(5,802)	$(46,023)	$(51,825)
Other comprehensive income before reclassifications:
(Loss) gain on foreign currency translation adjustment	0	(13,367)	(13,367)	0	2,810	2,810
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	92	0	92	83	0	83
Net current period other comprehensive income (loss)	92	(13,367)	(13,275)	83	2,810	2,893
Balance at June 30	$(5,831)	$(50,961)	$(56,792)	$(5,719)	$(43,213)	$(48,932)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at January 1	$(6,014)	$(41,426)	$(47,440)	$(5,874)	$(51,495)	$(57,369)
Other comprehensive income before reclassifications:
(Loss) gain on foreign currency translation adjustment	0	(9,535)	(9,535)	0	8,282	8,282
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	183	0	183	155	0	155
Net current period other comprehensive income (loss)	183	(9,535)	(9,352)	155	8,282	8,437
Balance at June 30	$(5,831)	$(50,961)	$(56,792)	$(5,719)	$(43,213)	$(48,932)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE F – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Numerator
Net income	$6,735	$4,156	$12,263	$5,674
Denominator
Determination of shares
Weighted-average common shares outstanding	5,044	5,116	5,045	5,117
Dilutive effect - share-based awards	20	11	19	15
Diluted weighted-average common shares outstanding	5,064	5,127	5,064	5,132
Earnings per common share
Basic	$1.34	$0.81	$2.43	$1.11
Diluted	$1.33	$0.81	$2.42	$1.11

For both the three and six-month periods ended June 30, 2018, no stock options were excluded from the calculation of diluted earnings per share as there was no anti-dilutive effect.  For the three and six-month periods ended June 30, 2017, 48,498 and 47,679 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

NOTE G – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	June 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,802)	$4,806	$(4,791)
Land use rights	1,151	(203)	1,199	(201)
Trademarks	1,716	(1,190)	1,770	(1,166)
Technology	3,027	(1,263)	3,149	(1,215)
Customer relationships	11,984	(6,133)	12,350	(5,881)
	$22,684	$(13,591)	$23,274	$(13,254)
Indefinite-lived intangible assets
Goodwill	$15,867		$16,544

The aggregate amortization expense for other intangibles with finite lives for the three and six months ended June 30, 2018 was $.3 million and $.5 million, respectively. The aggregate amortization expense for other intangibles with finite lives for the three and six months ended June 30, 2017 was also $.3 million and $.5 million, respectively.  Amortization expense is estimated to be $.5 million for the remaining period of 2018, $.9 million for both 2019 and 2020 and $.8 million for both 2021 and 2022. The weighted-average remaining amortization period is approximately 16.4 years. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 7.5 years; land use rights, 57.4 years; trademarks, 8.9 years; technology, 13.4 years; and customer relationships, 11.9 years.

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

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the six months ended June 30, 2018 are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2018	$3,078	$4,292	$1,495	$7,679	$16,544
Currency translation	0	(205)	(117)	(355)	(677)
Balance at June 30, 2018	$3,078	$4,087	$1,378	$7,324	$15,867

NOTE H – SHARE-BASED COMPENSATION

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the six months ended June 30, 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2018	750	$39.10
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	0	$0.00
Outstanding (exercisable and vested) at June 30, 2018	750	$39.10	1.3	$37

There were no stock options exercised under this Plan during either of the six months ended June 30, 2018 or 2017.

As all stock options from the 1999 Stock Option Plan are fully vested, the Company recorded no compensation expense related to stock options for the six months ended June 30, 2018 and 2017.

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

A summary of the RSUs outstanding under the LTIP for the six months ended June 30, 2018 is as follows:

	Restricted Share Units
	Performance and Service Required (1)	Service Required	Total Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2018	200,572	18,214	218,786	$52.68
Granted	63,122	8,155	71,277	73.86
Vested	(19,277)	0	(19,277)	45.85
Forfeited	(30,793)	0	(30,793)	45.85
Nonvested as of June 30, 2018	213,624	26,369	239,993	$53.89

(1)	Nonvested performance-based RSUs are reflected above at the maximum performance achievement level.

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Compensation expense related to the time-based RSUs for the three and six-month periods ended June 30, 2018 was $.1 million and $.2 million, respectively.  Compensation expense related to the time-based RSUs for the three and six-month periods ended June 30, 2017 was $.1 million and $.2 million, respectively. As of June 30, 2018, there was $.8 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 2.1 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in either operating or pre-tax income and sales growth over a requisite performance period.  Depending on the extent to which the performance criterions are satisfied under the LTIP and the Incentive Plan, the participants are eligible to earn common shares over the vesting period.  RSUs forfeited in 2018 are those from the 2015 grants for which pre-tax income and sales growth performance were not achieved.  Performance-based compensation expense for the three and six-month periods ended June 30, 2018 was $.7 million and $1.4 million, respectively.  Performance-based compensation expense for the three and six-month periods ended June 30, 2017 was $.4 million and $.9 million, respectively.  As of June 30, 2018, the remaining compensation expense of $4.5 million for outstanding performance-based RSU’s is expected to be recognized over a period of approximately 1.9 years.

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

There were no options granted for the six-month period ended June 30, 2018 and 5,000 options were granted for the six-month period ended June 30, 2017.

Stock option activity under the Company’s LTIP for six months ended June 30, 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2018	29,250	$56.84
Granted	0	$0.00
Exercised	(1,500)	$52.81
Forfeited	0	$0.00
Outstanding (vested and expected to vest) at June 30, 2018	27,750	$57.05	6.7	$880
Exercisable at June 30, 2018	23,125	$59.44	6.1	$678

There were 1,500 stock options exercised during the six-month period ended June 30, 2018.  There were no shares exercised during the six-month period ended June 30, 2017.

For both three and six-month periods ended June 30, 2018, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million.  For the same periods ended June 30, 2017, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million.  The total compensation cost related to nonvested awards not yet recognized at June 30, 2018 is expected to be less than $.1 million over a weighted-average period of approximately 1.6 years.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s common shares held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of June 30, 2018, 269,358 shares have been deferred and are being held in the rabbi trust.

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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the consolidated balance sheets as of June 30, 2018 (there were no financial instruments measured at fair value at December 31, 2017):

Description	Balance as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$1,737	$1,737	$0	$0
Total Assets	$1,737	$1,737	$0	$0

Liabilities:
Supplemental profit sharing plan	4,632	0	4,632	0
Total Liabilities	$4,632	$0	$4,632	$0

During the six months ended June 30, 2018, the Company invested $4.7 million in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment returns on the Company’s Supplemental Profit Sharing Plan discussed below. These marketable securities are comprised of available-for-sale securities.  During the quarter ended June 30, 2018, the Company sold $3.0 million from the available-for-sale securities to fund a Corporate Owned Life Insurance Policy (“COLI”), resulting in the $1.7 million of available-for-sale securities reported.  The balances are reported at fair value within Other assets on the Company’s consolidated balance sheet as of June 30, 2018.  Changes in the fair value of the securities of less than $.1 million were recognized within Other income, net within the consolidated statements of income for the six-month period ended June 30, 2018.  At June 30, 2018, the cash surrender value of the COLI was $3.0 million and is recorded in Other assets on the Company’s consolidated balance sheet.

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives. The liability for this unfunded Supplemental Profit Sharing Plan was $4.6 million and $4.8 million at June 30, 2018 and December 31, 2017, respectively, and is recorded within Other noncurrent liabilities on the Company’s consolidated balance sheets. During January 2018, the Company amended the Supplemental Profit Sharing Plan to allow the participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The company then credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  The Company adopted ASU 2016-18 as of January 1, 2018 using a retrospective transition method to each period presented.  The cash, cash equivalents and restricted cash balance on the Company’s consolidated cash flow includes $.3 million and $1.2 million of restricted cash as of June 30, 2018 and December 31, 2017, respectively.  Restricted cash is included in Other assets on the Company’s consolidated balance sheet in each period presented.  The adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements.  Refer to Note O “Debt Arrangements” for additional details regarding the Company’s restricted cash.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, which changes how companies recognize, measure, present and make disclosures about certain financial assets and financial liabilities. Under this guidance, entities have to measure certain equity investments, including available-for-sale securities, at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after 15 December 2017, and interim periods therein. The Company adopted ASU 2016-01 effective January 1, 2018.  As discussed in Note I, the Company purchased $4.3 million of available-for-sale marketable securities during the three months ended March 31, 2018 and in April of 2018, sold $2.9 million of the available-for-sale marketable securities to fund a Corporate Owned Life Insurance Policy (“COLI”).  The Company recognized less than $0.1 million of gains related to the change in the fair value of the marketable securities within Other income, net on the Company’s consolidated statements of income. Refer to Note I “Fair Value of Financial Assets and Liabilities” for additional details regarding the Company’s marketable securities.

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

The Company implemented changes to processes and controls to meet the standard’s reporting and disclosure requirements and adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective transition method applied to contracts that were not yet completed at that date.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be presented based on the Company’s historic accounting policy.  The cumulative impact of adopting ASU 2014-09 as of January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.  Further, the Company does not expect the impact of the adoption of ASU 2014-09 to be material to its consolidated financial statements on an ongoing basis. Refer to Note B “Revenue” for additional details regarding the Company’s revenue recognition policy.

NOTE K – NEW ACCOUNTING STANDARDS TO BE ADOPTED

In February 2018, the FASB issued ASU 2018-02, “Income Statement (Topic 220), Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The FASB issued the update to provide amended guidance to allow a reclassification from Accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act.  Additionally, under the new guidance an entity will be required to provide certain disclosures regarding stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, and the guidance may be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal income tax rate in the Tax Act is recognized. Early adoption is permitted.  The Company is currently assessing the impact, if any, that the ASU will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  The amendments in this Update require the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements.  Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease.  Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  The Company is currently evaluating its population of leases and evaluating what impact its adoption will have to the presentation of the Company’s consolidated financial statements.

NOTE L – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three and six months ended June 30, 2018 and 2017. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Net sales
PLP-USA	$42,665	$38,087	$82,107	$72,949
The Americas	18,008	16,827	37,555	33,396
EMEA	21,402	17,578	36,483	31,430
Asia-Pacific	26,840	25,020	50,909	44,306
Total net sales	$108,915	$97,512	$207,054	$182,081
Intersegment sales
PLP-USA	$2,252	$3,012	$4,434	$6,019
The Americas	2,614	1,467	4,582	2,708
EMEA	506	285	840	600
Asia-Pacific	3,562	2,485	5,272	4,536
Total intersegment sales	$8,934	$7,249	$15,128	$13,863
Income taxes
PLP-USA	$854	$463	$1,228	$41
The Americas	979	804	2,368	1,515
EMEA	421	375	659	578
Asia-Pacific	235	460	335	568
Total income taxes	$2,489	$2,102	$4,590	$2,702
Net income (loss)
PLP-USA	$1,843	$949	$3,556	$317
The Americas	2,657	1,789	5,800	3,574
EMEA	1,561	669	1,925	1,288
Asia-Pacific	674	749	982	495
Total net income	$6,735	$4,156	$12,263	$5,674

	June 30, 2018	December 31, 2017
Assets
PLP-USA	$124,025	$116,484
The Americas	67,729	70,720
EMEA	60,892	62,524
Asia-Pacific	111,434	110,057
Total identifiable assets	$364,080	$359,785

NOTE M – INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes broad and complex changes to the U.S. tax code including but not limited to (1) requiring a one-time transition tax (“Transition Tax”) on certain unrepatriated earnings at December 31, 2017 of foreign subsidiaries that is payable over eight years; (2) reduction of the U.S. federal statutory rate from 35% to 21% effective January 1, 2018; (3) the creation of the base erosion anti-abuse tax (BEAT), a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision, Global Intangible Low-Taxed Income (“GILTI”), which ends deferral of taxation on a significant portion of foreign earnings; (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; (8) more restrictive limitations on the deductibility of certain executive compensation; (9) a deduction for Foreign Derived Intangible Income (“FDII”), an incentive for the development of intangibles in the U.S.; and (10) additional limitations on the use of foreign tax credits to reduce the U.S. income tax liability.

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

As a result of the application of SAB 118, the Company recorded provisional amounts related to the reduction of its deferred tax assets and liabilities resulting from the tax rate reduction from 35% to 21% and for the Transition Tax at December 31, 2017.  The Company has not made any material changes to these provisional amounts during the six-month period ending June 30, 2018.  As the Company completes its analysis of the Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, it will make additional adjustments to the provisional amounts.  The Company does not expect such adjustments to have a material impact on the Company’s provision for income taxes.

The Company’s effective tax rate was 27% and 34% for the three months ended June 30, 2018 and 2017, respectively.  The Company’s effective tax rate was 27% and 32% for the six months ended June 30, 2018 and 2017, respectively.  The higher effective tax rate for the three and six months ended June 30, 2018 compared to the U.S. federal statutory rate of 21% was primarily due to increased earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate, an increase in U.S. permanent items primarily related to the Tax Act including GILTI, the repeal of the domestic production activity deduction, limitations on the deductibility of certain executive compensation, limitations on the use of foreign tax credits to reduce the U.S. income tax liability, partially offset by the FDII deduction. The lower effective tax rate for the three and six months ended June 30, 2018 compared to the U.S. federal statutory rate for the same period in 2017 of 35% was primarily due to the decrease in the federal statutory rate due to the Tax Act and an increase in earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  No significant changes to the valuation allowances were reflected for the period ended June 30, 2018.

During the period ended June 30, 2018, the Company did not record any unrecognized tax benefits and as of June 30, 2018, the Company had no unrecognized tax benefits.  The Company does not anticipate any significant changes to its gross unrecognized tax benefits within the next twelve months.

Prior to the Tax Act, the Company considered the majority of the earnings in its non-U.S. subsidiaries to be permanently reinvested and, accordingly, did not record any associated deferred income taxes on such earnings.  Since the Tax Act includes the Transition Tax, these previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings, as well as our capital in these subsidiaries, indefinitely, outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.

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

The following is a rollforward of the product warranty reserve:

	Six Months Ended June 30
	2018	2017
Beginning of period balance	$1,076	$1,058
Additions charged to income	14	198
Warranty usage	(143)	(118)
Currency translation	(68)	63
End of period balance	$879	$1,201

NOTE O – DEBT ARRANGEMENTS

On March 13, 2018, the Company extended the term on its $65 million credit facility from June 30, 2019 to June 30, 2021.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless its funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread becomes 1.500%.  In the first six months of 2018, the Company’s Polish subsidiary borrowed $.9 million U.S. dollars at a rate of 1.125% plus the Warsaw Interbank Offer Rate with a term expiring June 30, 2021.  At June 30, 2018, the interest rates on the U.S. and Polish line of credit agreement were 3.215% and 2.765%, respectively.  Under the credit facility, at June 30, 2018, the Company had utilized $26.8 million with $38.2 million available under the line of credit, net of long-term outstanding letters of credit.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability.  At June 30, 2018, the Company was in compliance with these covenants.

On June 30, 2018 and December 31, 2017, the Company’s Asia Pacific segment had $.3 million and $1.2 million, respectively, in restricted cash used to secure bank debt.  The restricted cash is shown on the balance sheet in Other assets.

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

On May 10, 2018, the Company purchased 3,200 shares of the Company from a current Officer at a price per share of $68.10, which was calculated from a 30-day average of market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

On June 1, 2018, the Company purchased 8,800 shares of the Company from a retired Officer at a price per share of $73.53, which was calculated from a 30-day average of market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

On June 15, 2018, the Company purchased 1,500 shares of the Company from current Officers at a price per share of $77.06, which was calculated from a 30-day average of market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

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

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies strengthen against the U.S. dollar, our sales and costs increase as the foreign currency-denominated financial statements translate into more U.S. dollars, and, conversely, when foreign currencies weaken, our sales and costs decrease upon translation into U.S. dollars.  The fluctuations of foreign currencies during the three and six months ended June 30, 2018 had a $.4 million and $3.1 million favorable effect, respectively, on sales compared to the same periods in 2017.  The negligible effect on net income was less than $.1 million for both the three and six-month periods ended June 30, 2018.  On a reportable segment basis, the impact of foreign currency on net sales and net income for the three and six months ended June 30, 2018 was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income
(Thousands of dollars)	Three Months	Six Months	Three Months	Six Months
The Americas	$(1,928)	$(2,232)	$(186)	$(102)
EMEA	1,469	3,396	131	151
Asia-Pacific	824	1,907	(16)	27
Total	$365	$3,071	$(71)	$76

The operating results for the three months ended June 30, 2018 are compared to the same period in 2017. Net sales for the three months ended June 30, 2018 of $108.9 million increased $11.4 million, or 11.7%, compared to 2017.  As a percentage of net sales, gross profit increased to 32.3% in 2018 from 30.4% in 2017.  Gross profit for the three months ended June 30, 2018 of $35.2 million increased $5.5 million, or 18.6%, compared to 2017.  Gross profit increased $5.8 million, or 19.4%, compared to 2017, excluding the unfavorable impact from currency translation.  Costs and expenses of $25.9 million increased $2.5 million compared to 2017, including a favorable impact from currency translation of $.3 million.  Operating income for the three months ended June 30, 2018 was $9.3 million, an increase of $3.0 million compared to 2017. Net income for the three months ended June 30, 2018 of $6.7 million increased $2.6 million compared to the three months ended June 30, 2017.  The effect of currency translation had immaterial impacts on both operating income and net income of less than $.1 million.

The operating results for the six months ended June 30, 2018 are compared to the same period in 2017. Net sales for the six months ended June 30, 2018 of $207.1 million increased $25.0 million, or 13.7%, compared to the same period in 2017.  As a percentage of net sales, gross profit increased to 32.2% in 2018 from 29.8% in 2017.  Gross profit for the six months ended June 30, 2018 of $66.7 million increased $12.4 million, or 22.8%, compared to 2017.  Gross profit increased $12.0 million, or 22.1%, compared to 2017, excluding the unfavorable impact from currency translation.  Costs and expenses of $49.6 million increased $3.9 million compared to 2017 and included an unfavorable impact from currency translation of $.4 million.  Operating income for the six months ended June 30, 2018 was $17.1 million, an increase of $8.5 million compared to 2017. Net income for the six months ended June 30, 2018 of $12.3 million increased $6.6 million compared to the same period in 2017.  The effect of currency translation had immaterial impacts on both operating income and net income of less than $.1 million.

The following table reflects the impact of foreign currency fluctuations on operating income for the three and six months ended June 30, 2018 and 2017:

	Foreign Currency Translation Impact
	Three Months Ended June 30		Six Months Ended June 30
(Thousands of dollars)	2018	2017	2018	2017
Operating income	$9,333	$6,294	$17,079	$8,552
Translation loss	1	0	48	0
Transaction loss (gain)	1,263	(3)	1,199	(186)
Operating income excluding currency impact	$10,597	$6,291	$18,326	$8,366

Despite the constant changes in the current global economy, we believe our business fundamentals and our financial position are sound and that we are strategically well-positioned. We remain focused on assessing our business structure, global facilities and overall capacity in conjunction with the requirements of local manufacturing in the markets that we serve. If necessary, we will modify redundant processes and utilize our global manufacturing network to manage costs, increase sales volumes and deliver value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 17.3% and can borrow needed funds at a competitive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THREE MONTHS ENDED JUNE 30, 2017

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended June 30, 2018 and 2017. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended June 30
(Thousands of dollars)	2018		2017		Change
Net sales	$108,915	100.0%	$97,512	100.0%	$11,403
Cost of products sold	73,712	67.7	67,839	69.6	5,873
GROSS PROFIT	35,203	32.3	29,673	30.4	5,530
Costs and expenses	25,870	23.8	23,379	24.0	2,491
OPERATING INCOME	9,333	8.6	6,294	6.5	3,039
Other expense - net	(109)	(0.1)	(36)	(0.0)	(73)
INCOME BEFORE INCOME TAXES	9,224	8.5	6,258	6.4	2,966
Income taxes	2,489	2.3	2,102	2.2	387
NET INCOME	$6,735	6.2%	$4,156	4.3%	$2,579

Net sales. Net sales were $108.9 million for the three months ended June 30, 2018, an increase of $11.4 million, or 12%, from the three months ended June 30, 2017.  Excluding the favorable effect of currency translation, net sales for the three months ended June 30, 2018 increased $11.0 million compared to the same period in 2017, or 11%, as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2018	2017	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$42,665	$38,087	$4,578	$0	$4,578	12%
The Americas	18,008	16,827	1,181	(1,928)	3,109	18
EMEA	21,402	17,578	3,824	1,469	2,355	13
Asia-Pacific	26,840	25,020	1,820	824	996	4
Consolidated	$108,915	$97,512	$11,403	$365	$11,038	11%

The year over year increase in PLP-USA net sales of $4.6 million, or 12%, was primarily due to a volume increase in energy product sales.  International net sales for the three months ended June 30, 2018 experienced a favorable impact of $.4 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation.  The Americas net sales of $18.0 million increased $3.1 million, or 18%, primarily due to a volume increase in energy and communication product sales.  EMEA net sales of $21.4 million increased $2.4 million, or 13%, primarily due to a volume increase in energy product sales in the region.  In Asia-Pacific, net sales of $26.8 million increased $1.0 million, or 4%, compared to 2017 primarily due to a sales volume increase in the energy, communication and special industries products.

Gross profit. Gross profit of $35.2 million for the three months ended June 30, 2018 increased $5.5 million, or 19%, compared to the three months ended June 30, 2017.  Excluding the minor unfavorable effect of currency translation, gross profit increased $5.8 million, or 19%, as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2018	2017	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$15,188	$12,533	$2,655	$0	$2,655	21%
The Americas	7,336	5,676	1,660	(887)	2,547	45
EMEA	6,044	4,752	1,292	423	869	18
Asia-Pacific	6,635	6,712	(77)	206	(283)	(4)
Consolidated	$35,203	$29,673	$5,530	$(258)	$5,788	20%

PLP-USA gross profit of $15.2 million increased $2.7 million compared to the same period in 2017 as a result of higher sales volume combined with a product sales mix shift to higher margin products.  International gross profit for the three months ended June 30, 2018 was unfavorably impacted by $.3 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $2.5 million was primarily the result of the sales increase of $3.1 million combined with product margin improvement in the region due to sales mix.  EMEA gross profit increased $.9 primarily as a result of a $2.4 million increase in sales.  Despite favorable year-over-year sales in the region, Asia-Pacific gross profit decreased $.3 million primarily as a result of a sales mix shift to lower margin products.

Costs and expenses. Costs and expenses of $25.9 million for the three months ended June 30, 2018 increased $2.5 million, or 11%.  Excluding the favorable effect of currency translation, costs and expenses increased $2.8 million, or 12%, as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2018	2017	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$12,207	$10,877	$1,330	$0	$1,330	12%
The Americas	3,823	3,262	561	(697)	1,258	39
EMEA	4,102	3,745	357	245	112	3
Asia-Pacific	5,738	5,495	243	174	69	1
Consolidated	$25,870	$23,379	$2,491	$(278)	$2,769	12%

PLP-USA costs and expenses of $12.2 million for the three months ended June 30, 2018 increased $1.3 million, or 12%, compared to 2017 mainly due to $.2 million of higher personnel related expenses, which includes benefits, combined with $.3 million of higher commissions as a result of increased sales and a net year over year loss on foreign currency exchange of $.8 million.  Foreign currency exchange gains and losses are primarily related to translating into U.S. dollars its foreign denominated loans, trade and royalty receivables from its foreign subsidiaries at the June 30, 2018 exchange rates.  On a consolidated basis, costs and expenses for the three months ended June 30, 2018 were favorably impacted by $.3 million when local currencies were translated to U.S. dollars.  The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $3.8 million increased $1.3 million for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to higher salary related expense of $.5 million combined with higher loss on translation of $.7 million and other net expense increases of approximately $.1 million.  EMEA costs and expenses of $4.1 million increased $.1 million mainly due to an increase in personnel related expenses.  Asia-Pacific costs and expenses of $5.7 million increased $.1 million. This increase was primarily due to increased net loss on foreign currency exchange of $.1 million.

Other income (expense). Other expense for both three-month periods ended June 30, 2018 and 2017 was less than $.1 million.

Income taxes. Income taxes for the three months ending June 30, 2018 and 2017 were $2.5 million and $2.1 million, respectively, based on pre-tax income of $9.2 million and $6.3 million, respectively.  The effective tax rate for the three months ended June 30, 2018 and 2017 was 27% and 34%, respectively, compared to the U.S. federal statutory rate for the same periods of 21% and 35%, respectively. The effective tax rate for the period ending June 30, 2018 was determined by applying the tax rules resulting from the Tax Act.  See Note M of the financial statements for a further discussion of the impact of the Tax Act on the effective tax rate.

Our tax rate is affected by recurring items such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions.  It is also affected by discrete items that may occur in any given year which are not consistent from year to year. In addition to state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rates of 21% and 35% for 2018 and 2017, respectively, and our effective tax rate:

2018

1.	A $.3 million, or 3%, net increase resulting from higher U.S. permanent items primarily related to provisions of the Tax Act.
2.	A $.3 million, or 3%, increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate.

2017

1.	A $.1 million, or 2%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.
2.	A $.3 million, or 4%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.
3.	A $.1 million, or 1%, increase resulting from a mix of U.S. permanent items and discrete items.

Net income. As a result of the preceding items, net income for the three months ended June 30, 2018 was $6.7 million, compared to $4.2 million for the three months ended June 30, 2017, an increase of $2.6 million as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2018	2017	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income (loss)
PLP-USA	$1,843	$949	$894	$0	$894	94%
The Americas	2,657	1,789	868	(186)	1,054	59
EMEA	1,561	669	892	131	761	114
Asia-Pacific	674	749	(75)	(16)	(59)	(8)
Consolidated	$6,735	$4,156	$2,579	$(71)	$2,650	64%

PLP-USA’s net income for the three months ended June 30, 2018 increased $.9 million compared to the same period in 2017 due to a $1.3 million increase in operating income that was partially offset by an increase in income taxes of $.4 million.  The following discussion of net income excludes the effect of currency translation.  The Americas net income increased $1.1 million as a result of a $1.3 million increase in operating income, partially offset by higher income taxes of $.2 million. EMEA net income increased $.7 million as a result of a $.8 million increase in operating income combined with a $.1 million year-over-year increase in income tax expense. Asia-Pacific net income decreased $.1 million as a result of a $.4 million decrease in operating income, partially offset by a decrease in income tax expense of $.3 million.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO SIX MONTHS ENDED JUNE 30, 2017

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the six months ended June 30, 2018 and 2017. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended June 30
(Thousands of dollars)	2018		2017		Change
Net sales	$207,054	100.0%	$182,081	100.0%	$24,973
Cost of products sold	140,333	67.8	127,743	70.2	12,590
GROSS PROFIT	66,721	32.2	54,338	29.8	12,383
Costs and expenses	49,642	24.0	45,786	25.1	3,856
OPERATING INCOME	17,079	8.2	8,552	4.7	8,527
Other expense—net	(226)	(0.1)	(176)	(0.1)	(50)
INCOME BEFORE INCOME TAXES	16,853	8.1	8,376	4.6	8,477
Income taxes	4,590	2.2	2,702	1.5	1,888
NET INCOME	$12,263	5.9%	$5,674	3.1%	$6,589

Net sales. Net sales were $207.1 million for the six months ended June 30, 2018, an increase of $25.0 million, or 14%, from the six months ended June 30, 2017.  Excluding the favorable effect of currency translation, net sales for the six months ended June 30, 2018 increased $21.9 million compared to the same period in 2017, or 12%, as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2018	2017	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$82,107	$72,949	$9,158	$0	$9,158	13%
The Americas	37,555	33,396	4,159	(2,232)	6,391	19
EMEA	36,483	31,430	5,053	3,396	1,657	5
Asia-Pacific	50,909	44,306	6,603	1,907	4,696	11
Consolidated	$207,054	$182,081	$24,973	$3,071	$21,902	12%

The year over year increase in PLP-USA net sales of $9.2 million, or 13%, was primarily due to a volume increase in energy product sales.  International net sales for the six months ended June 30, 2018 experienced a favorable impact of $3.1 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation.  The Americas net sales of $37.6 million increased $6.4 million, or 19%, primarily due to a volume increase in energy and communication product sales.  EMEA net sales of $36.5 million increased $1.7 million, or 5%, primarily due to a volume increase in energy product sales in the region.  In Asia-Pacific, net sales of $50.9 million increased $4.7 million, or 11%, compared to 2017 primarily due to a sales volume increase in energy, communication and special industries products.

Gross profit. Gross profit of $66.7 million for the six months ended June 30, 2018 increased $12.4 million, or 23%, compared to the six months ended June 30, 2017.  Excluding the $.4 million favorable effect of currency translation, gross profit increased $12.0 million, or 22%, as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2018	2017	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$28,674	$22,471	$6,203	$0	$6,203	28%
The Americas	15,279	11,438	3,841	(1,048)	4,889	43
EMEA	10,458	9,018	1,440	958	482	5
Asia-Pacific	12,310	11,411	899	461	438	4
Consolidated	$66,721	$54,338	$12,383	$371	$12,012	22%

PLP-USA gross profit of $28.7 million increased $6.2 million compared to the same period in 2017 as a result of higher sales volume combined with a product sales mix shift to higher margin products, primarily in energy products.  International gross profit for the six months ended June 30, 2018 was favorably impacted by $.4 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $4.9 million was primarily the result of the sales increase of $6.4 million combined with product margin improvement in the region due to sales mix.  EMEA gross profit increased $.5 million year over year mainly as a result of the $1.7 million increase in sales.  Asia-Pacific gross profit increased $.4 million mainly as a result of a sales mix shift within the region.

Costs and expenses. Costs and expenses of $49.6 million for the six months ended June 30, 2018 increased $3.9 million, or 8%.  Excluding the favorable effect of currency translation, costs and expenses increased $3.4 million, or 8%, as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2018	2017	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$23,372	$21,600	$1,772	$0	$1,772	8%
The Americas	7,296	6,620	676	(782)	1,458	22
EMEA	7,951	7,228	723	766	(43)	(1)
Asia-Pacific	11,023	10,338	685	436	249	2
Consolidated	$49,642	$45,786	$3,856	$420	$3,436	8%

PLP-USA costs and expenses of $23.4 million for the six months ended June 30, 2018 increased $1.8 million, or 8%, compared to 2017 mainly due to $.8 million of higher personnel related expenses, which includes benefits, combined with $.5 million of higher commissions as a result of increased sales and a net year over year loss on foreign currency exchange of $.9 million.  The increased expenses were partially offset by a combined decrease in professional fees and consulting expense of $.4 million.  Foreign currency exchange gains and losses are primarily related to translating into U.S. dollars its foreign denominated loans, trade and royalty receivables from its foreign subsidiaries at the June 30, 2018 exchange rates.  On a consolidated basis, costs and expenses for the three months ended June 30, 2018 were unfavorably impacted by $.4 million when local currencies were translated to U.S. dollars.  The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $7.3 million increased $1.5 million for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to higher salary related expense of $.3 million, increased loss on translation of $.7 million, higher commission expense of $.1 million, and other net expense increases of approximately $.4 million.  EMEA costs and expenses of $8.0 million decreased less than $.1 million mainly due to a decrease in personnel related expenses.  Asia-Pacific costs and expenses of $11.0 million increased $.2 million. This increase was primarily due to higher personnel costs of $.2 million and increased net loss on foreign currency exchange of $.1 million, partially offset by lower bad debt expense of $.1 million.

Other income (expense). Other expense for both six-month periods ended June 30, 2018 and 2017 was $.2 million.

Income taxes. Income taxes for the six months ended June 30, 2018 and 2017 were $4.6 million and $2.7 million, respectively, based on pre-tax income of $16.9 million and $8.4 million, respectively.  The effective tax rate for the six months ended June 30, 2018 and 2017 was 27% and 32%, respectively, compared to the U.S. federal statutory rate for the same periods of 21% and 35%, respectively. The effective tax rate for the six-month period ended June 30, 2018 was determined by applying the tax rules resulting from the Tax Act.  See Note M of the financial statements for a further discussion of the impact of the Tax Act on the effective tax rate.

Our tax rate is affected by recurring items such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions.  It is also affected by discrete items that may occur in any given year which are not consistent from year to year. In addition to state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rates of 21% and 35% for 2018 and 2017, respectively, and our effective tax rate:

2018

1.	A $.2 million, or 1%, net increase resulting from higher U.S. permanent items primarily related to provisions of the Tax Act.
2.	A $.1 million, or 1%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.
3.	A $.8 million, or 4%, increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate.

2017

1.	A $.2 million, or 2%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.
2.	A $.4 million, or 5%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

Net income. As a result of the preceding items, net income for the six months ended June 30, 2018 was $12.3 million, compared to $5.7 million for the six months ended June 30, 2017, an increase of $6.6 million as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2018	2017	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$3,556	$317	$3,239	$0	$3,239	NM
The Americas	5,800	3,574	2,226	(102)	2,328	65
EMEA	1,925	1,288	637	151	486	38
Asia-Pacific	982	495	487	27	460	93
Consolidated	$12,263	$5,674	$6,589	$76	$6,513	115%

NM – Not Meaningful

PLP-USA’s net income for the six months ended June 30, 2018 increased $3.2 million compared to the same period in 2017 due to a $4.4 million increase in operating income that was partially offset by an increase in income taxes of $1.2 million.  The following discussion of net income excludes the effect of currency translation.  The Americas net income increased $2.3 million as a result of a $3.4 million increase in operating income, partially offset by higher income taxes of $1.1 million. EMEA net income increased $.5 million primarily as a result of a $.5 million increase in operating income. Asia-Pacific net income increased $.5 million as a result of a $.2 million increase in operating income, combined with a decrease in income tax expense of $.2 million and a reduction in other expense of less than $.1 million.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first six months of 2018, we used cash of $5.6 million for capital expenditures. We ended the first six months of 2018 with $41.4 million of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world. At June 30, 2018, the majority of our cash and cash equivalents were held outside the U.S. We expect most accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt at June 30, 2018 was $41.5 million.  At June 30, 2018, our unused availability under our line of credit was $38.2 million and our bank debt to equity percentage was 17.3%. On March 13, 2018, we extended the term on our $65 million credit facility from June 30, 2019 to June 30, 2021.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless our funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread becomes 1.500%.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and funded debt-to-earnings before interest, taxes, depreciation and amortization along with an interest coverage ratio. The net worth and profitability requirements are calculated based on the line of credit agreement. At June 30, 2018 and December 31, 2017, we were in compliance with these covenants.

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

Sources and Uses of Cash

Cash increased $13.4 million for the six months ended June 30, 2018 compared to the same period in 2017.  Net cash provided by operating activities was $7.7 million. The most significant net investing and financing uses of cash were payments of long-term debt of $32.4 million, capital expenditures of $5.6 million, a combined net purchase of marketable securities and a company owned life insurance policy of $4.7 million, share repurchases of $1.8 million and dividends paid of $2.1 million, partially offset by net debt proceeds of $37.3 million. Currency had a negative $2.6 million impact on cash and cash equivalents when translating foreign denominated financial statements to U.S. dollars.

Net cash provided by operating activities for the six months ended June 30, 2018 and 2017 was $7.7 million and $2.0 million, respectively.  The $5.7 million increase was primarily a result of an increase in net income of $6.6 million combined with an increase in cash provided by in non-cash activities of $1.8 million, partially offset by increased used of cash for operating assets (net of operating liabilities) of $2.7 million.

Net cash used in investing activities for the six months ended June 30, 2018 of $10.3 million represents an increase of $12.6 million when compared to cash provided by investing activities in the six months ended June 30, 2017. The change was primarily related to a reduction in cash provided from fixed-term deposits of $6.9 million along with a net increase in capital expenditures of $1.0 million and net cash used of $4.7 million related to the purchase of marketable securities.

Cash provided by financing activities for the six months ended June 30, 2018 was $1.3 million compared to a use of $8.8 million for the six months ended June 30, 2017. The $10.1 million improvement in cash position was primarily the result of a net increase in debt borrowings in 2018 compared to 2017 of $11.3 million, partially offset by cash used for net stock issuances and repurchases of $1.3 million.

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

•	The Company’s ability to identify, complete, obtain funding for and integrate acquisitions for profitable growth;
•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers and of any legal or regulatory claims;
•	The relative degree of competitive and customer price pressure on the Company’s products;
•	The cost, availability and quality of raw materials required for the manufacture of products and any tariffs that may be associated with the purchase of these products;
•	Strikes and other labor disruptions;
•	Changes in significant government regulations affecting environmental compliances or other litigation matters;
•	The telecommunication market’s continued deployment of Fiber-to-the-Premises; and
•	Those factors described under the heading “Risk Factors” on page 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 9, 2018.

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

As of June 30, 2018, the Company had no foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading or speculative purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $6.3 million and on income before taxes of $1.9 million.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $41.5 million at June 30, 2018. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.2 million for the six months ended June 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2018.

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

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the six-month period ended June 30, 2018 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Complaint states that Plaintiff engaged SNC ATP to design, engineer, procure and construct numerous power distribution and transmission facilities in Alberta (the “Projects”) and that through SNC ATP and HD Supply (now Anixter), spacer dampers manufactured by Helix were procured and installed in the Projects.  The Complaint alleges that the spacer dampers have and may continue to become loose, open and detach from the conductors, resulting in damage and potential injury and a failure to perform the intended function of providing spacing and damping to the Project.  The Plaintiffs were initially seeking an estimated $56.0 million in damages jointly and severally from the Defendants, representing the costs of monitoring and replacing the spacer dampers and remediating property damage, due to alleged defects in the design and construction of, and supply of materials for, the Projects by SNC ATP and HD Supply/Anixter and in the design of the spacer dampers by Helix.  The Plaintiffs reduced their demand for damages to $29.4 million on June 1, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 13, 2017, the Board of Directors authorized a plan to repurchase up to an additional 228,138 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three months ended June 30, 2018:

Period (2018)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April	0	$0.00	10,907	239,093
May	3,200	68.10	14,107	235,893
June	10,300	74.04	24,407	225,593
Total	13,500

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1 31.1

Preformed Line Products Company Amended Supplemental Profit Sharing Plan, filed herewith.

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

August 3, 2018	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 3, 2018	/s/ Michael A. Weisbarth
Michael A. Weisbarth
Vice President – Finance and Treasurer
(Principal Accounting Officer)