Form 10-Q
period 2018-09-30
PREFORMED LINE PRODUCTS CO
filed 2018-11-08
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of common shares outstanding as of November 5, 2018: 5,012,109.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$34,032	$44,358
Accounts receivable, less allowances of $3,289 ($3,325 in 2017)	87,034	73,972
Inventories - net	82,402	77,886
Prepaids	6,756	3,434
Prepaid taxes	1,944	5,266
Other current assets	3,742	2,214
TOTAL CURRENT ASSETS	215,910	207,130
Property, plant and equipment - net	104,608	108,598
Intangibles - net	8,857	10,020
Goodwill	15,882	16,544
Deferred income taxes	7,830	7,774
Other assets	10,882	9,719
TOTAL ASSETS	$363,969	$359,785
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$29,749	$25,141
Notes payable to banks	3,795	864
Current portion of long-term debt	1,448	1,448
Accrued compensation and amounts withheld from employees	14,347	11,461
Accrued expenses and other liabilities	13,047	14,686
Accrued profit-sharing and other benefits	6,055	6,284
Dividends payable	1,050	1,046
Income taxes payable	912	1,903
TOTAL CURRENT LIABILITIES	70,403	62,833
Long-term debt, less current portion	32,681	34,598
Unfunded pension obligation	4,919	10,664
Deferred income taxes	1,841	2,090
Other noncurrent liabilities	7,720	11,063
SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,012,109 and 5,038,207 issued and outstanding, at September 30, 2018 and December 31, 2017, respectively	12,643	12,593
Common shares issued to rabbi trust, 269,630 and 289,026 shares at September 30, 2018 and December 31, 2017, respectively	(11,008)	(11,834)
Deferred compensation liability	11,008	11,834
Paid-in capital	33,284	29,734
Retained earnings	329,959	311,765
Treasury shares, at cost, 1,309,617 and 1,258,069 shares at September 30, 2018 and December 31, 2017, respectively	(72,242)	(68,115)
Accumulated other comprehensive loss	(57,239)	(47,440)
TOTAL SHAREHOLDERS’ EQUITY	246,405	238,537
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$363,969	$359,785

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
(Thousands of dollars, except per share data)
Net sales	$108,413	$99,239	$315,467	$281,320
Cost of products sold	74,922	65,704	215,255	193,446
GROSS PROFIT	33,491	33,535	100,212	87,874
Costs and expenses
Selling	8,965	8,957	27,297	25,867
General and administrative	11,655	11,042	33,859	32,143
Research and engineering	3,706	3,520	11,013	10,821
Other operating expense - net	1,150	206	2,950	681
	25,476	23,725	75,119	69,512
OPERATING INCOME	8,015	9,810	25,093	18,362
Other income (expense)
Interest income	111	62	340	325
Interest expense	(364)	(255)	(992)	(831)
Other income - net	94	122	267	259
	(159)	(71)	(385)	(247)
INCOME BEFORE INCOME TAXES	7,856	9,739	24,708	18,115
Income tax (benefit) expense	(1,198)	3,461	3,390	6,163
NET INCOME	$9,054	$6,278	$21,318	$11,952
BASIC EARNINGS PER SHARE
Net income	$1.80	$1.23	$4.23	$2.34
DILUTED EARNINGS PER SHARE
Net income	$1.76	$1.23	$4.19	$2.33
Cash dividends declared per share	$0.20	$0.20	$0.60	$0.60
Weighted-average number of shares outstanding - basic	5,025	5,104	5,038	5,113
Weighted-average number of shares outstanding - diluted	5,138	5,120	5,088	5,129

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
(Thousands of dollars)
Net income	$9,054	$6,278	$21,318	$11,952
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(563)	2,960	(10,098)	11,242
Recognized net actuarial gain (net of tax provision of $35 and $30 for the three months ended September 30, 2018 and 2017, respectively, and net of tax provision of $94 and $119 for the nine months ended September 30, 2018 and 2017, respectively.)	116	50	299	205
Other comprehensive income (loss), net of tax	(447)	3,010	(9,799)	11,447
Comprehensive income	$8,607	$9,288	$11,519	$23,399

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
	2018	2017
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$21,318	$11,952
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	9,295	9,108
Provision for accounts receivable allowances	853	926
Provision for inventory reserves	1,728	1,246
Deferred income taxes	(480)	(143)
Share-based compensation expense	2,301	2,187
(Gain) loss on sale of property and equipment	(147)	22
Other - net	152	344
Changes in operating assets and liabilities
Accounts receivable	(17,471)	(15,244)
Inventories	(9,912)	589
Trade accounts payable and accrued liabilities	8,870	8,847
Income taxes - net	(726)	3,324
Contributions to company pension plan	(5,340)	(225)
Other - net	(3,354)	(1,220)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,087	21,713
INVESTING ACTIVITIES
Capital expenditures	(7,292)	(7,832)
Proceeds from the sale of property and equipment	3	52
Purchase of marketable securities	(4,690)	0
Proceeds from marketable securities	2,953	0
Purchase of company owned life insurance policy	(2,953)	0
Fixed-term deposits	0	7,812
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(11,979)	32
FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	3,131	(826)
Proceeds from long-term debt	57,488	38,557
Payments of long-term debt	(59,295)	(48,752)
Dividends paid	(3,121)	(3,149)
Proceeds from issuance of common shares	1,146	0
Purchase of common shares for treasury	(155)	(2)
Purchase of common shares for treasury from related parties	(3,971)	(1,488)
NET CASH (USED IN) FINANCING ACTIVITIES	(4,777)	(15,660)
Effects of exchange rate changes on cash and cash equivalents	(1,569)	2,341
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,238)	8,426
Cash, cash equivalents and restricted cash at beginning of year	45,579	30,737
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD(1)	$34,341	$39,163

(1)	Includes restricted cash of $.3 million at September 30, 2018 and $1.2 million at December 31, 2017. For further information regarding restricted cash, refer to Note O, “Debt Arrangements.”

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2018.

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

Disaggregated revenue

The Company’s revenues by segment and product type are as follows:

	Three Months Ended September 30, 2018
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	60%	51%	63%	68%	61%
Communications	33	44	25	4	26
Special Industries	7	5	12	28	13
Total	100%	100%	100%	100%	100%

	Nine Months Ended September 30, 2018
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	59%	70%	73%	72%	66%
Communications	35	26	13	4	22
Special Industries	6	4	14	24	12
Total	100%	100%	100%	100%	100%

NOTE C – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	September 30, 2018	December 31, 2017
Raw materials	$39,860	$42,712
Work-in-process	11,203	9,609
Finished Goods	39,557	33,780
	90,620	86,101
Excess of current cost over LIFO cost	(4,043)	(2,991)
Noncurrent portion of inventory	(4,175)	(5,224)
	$82,402	$77,886

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $25.8 million at September 30, 2018 and $25.1 million at December 31, 2017.  An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.  During the three and nine-month periods ended September 30, 2018, the net change in LIFO inventories resulted in $.6 million and $1.1 million of expense, respectively, to Income before income taxes.  During the three and nine-month periods ended September 30, 2017, the net change in LIFO inventories resulted in a less than $.1 million and $.2 million of expense, respectively, to Income before income taxes.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment—net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	September 30, 2018	December 31, 2017
Land and improvements	$12,631	$13,141
Buildings and improvements	75,038	75,941
Machinery, equipment and aircraft	169,620	166,999
Construction in progress	4,393	5,124
	261,682	261,205
Less accumulated depreciation	(157,074)	(152,607)
	$104,608	$108,598

Legal proceedings

The Company can be party to a variety of pending legal proceedings and claims arising in the normal course of business, including, but not limited to, litigation relating to employment, workers’ compensation, product liability, environmental and intellectual property. The Company has liability insurance to cover many of these claims.

Although the outcomes of these matters are not predictable with certainty, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the event the Company determines that a loss is not probable, but is reasonably possible, and the likelihood to develop what the Company believes to be a reasonable range of potential loss exists, the Company will include disclosure related to such matters.  To the extent that there is a reasonable possibility the losses could exceed amounts already accrued, the Company will adjust the accrual in the period in which the determination is made, disclose an estimate of the additional loss or range of loss and if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

The Company and its subsidiaries Helix Uniformed Ltd. (“Helix”) and Preformed Line Products (Canada) Limited (“PLPC Canada”), were each named, jointly and severally, with each of SNC-Lavalin ATP, Inc. (“SNC ATP”), HD Supply Canada Inc., by its trade names HD Supply Power Solutions and HD Supply Utilities (“HD Supply”), and Anixter Power Solutions Canada Inc. (the corporate successor to HD Supply, “Anixter” and, together with the Company, PLPC Canada, Helix, SNC ATP and HD Supply, the

(“Defendants”) in a complaint filed by Altalink, L.P. (the “Plaintiff”) in the Court of Queen’s Bench of Alberta in Alberta, Canada in November 2016 (the “Complaint”).

The Complaint states that Plaintiff engaged SNC ATP to design, engineer, procure and construct numerous power distribution and transmission facilities in Alberta (the “Projects”) and that through SNC ATP and HD Supply (now Anixter), spacer dampers manufactured by Helix were procured and installed in the Projects.  The Complaint alleges that the spacer dampers have and may continue to become loose, open and detach from the conductors, resulting in damage and potential injury and a failure to perform the intended function of providing spacing and damping to the Project.  The Plaintiffs were initially seeking an estimated $56.0 million Canadian dollars in damages jointly and severally from the Defendants, representing the costs of monitoring and replacing the spacer dampers and remediating property damage, due to alleged defects in the design and construction of, and supply of materials for, the Projects by SNC ATP and HD Supply/Anixter and in the design of the spacer dampers by Helix.  The Plaintiffs reduced their demand for damages to $29.4 million Canadian dollars on June 1, 2018.

The Company believes the claims against it are without merit and intends to vigorously defend against such claims. The Company is unable to predict the outcome of this case and cannot reasonably estimate a potential range of loss.  However, if it is to be determined to be adverse to the Company, it could have a material effect on the Company’s financial results.

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

NOTE D – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”).  Net periodic pension cost for this plan included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Service cost	$22	$65	$188	$192
Interest cost	346	363	1,012	1,092
Expected return on plan assets	(612)	(476)	(1,603)	(1,427)
Recognized net actuarial loss	151	80	393	324
Net periodic pension cost (benefit)	$(93)	$32	$(10)	$181

A total of $5.3 million in contributions were made to the Plan during the nine months ended September 30, 2018. The Company does not plan to contribute additional funds to the Plan during the remainder of 2018.

NOTE E – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at July 1	$(5,831)	$(50,961)	$(56,792)	$(5,719)	$(43,213)	$(48,932)
Other comprehensive income before reclassifications:
(Loss) gain on foreign currency translation adjustment	0	(563)	(563)	0	2,960	2,960
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	116	0	116	50	0	50
Net current period other comprehensive income (loss)	116	(563)	(447)	50	2,960	3,010
Balance at September 30	$(5,715)	$(51,524)	$(57,239)	$(5,669)	$(40,253)	$(45,922)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at January 1	$(6,014)	$(41,426)	$(47,440)	$(5,874)	$(51,495)	$(57,369)
Other comprehensive income before reclassifications:
(Loss) gain on foreign currency translation adjustment	0	(10,098)	(10,098)	0	11,242	11,242
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	299	0	299	205	0	205
Net current period other comprehensive income (loss)	299	(10,098)	(9,799)	205	11,242	11,447
Balance at September 30	$(5,715)	$(51,524)	$(57,239)	$(5,669)	$(40,253)	$(45,922)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE F – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Numerator
Net income	$9,054	$6,278	$21,318	$11,952
Denominator
Determination of shares
Weighted-average common shares outstanding	5,025	5,104	5,038	5,113
Dilutive effect - share-based awards	113	16	50	16
Diluted weighted-average common shares outstanding	5,138	5,120	5,088	5,129
Earnings per common share
Basic	$1.80	$1.23	$4.23	$2.34
Diluted	$1.76	$1.23	$4.19	$2.33

For both the three and nine-month periods ended September 30, 2018, no stock options were excluded from the calculation of diluted earnings per share as there was no anti-dilutive effect.  For the three and nine-month periods ended September 30, 2017, 27,000 and 35,584 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

NOTE G – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	September 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,791)	$4,806	$(4,791)
Land use rights	1,134	(203)	1,199	(201)
Trademarks	1,719	(1,219)	1,770	(1,166)
Technology	3,016	(1,296)	3,149	(1,215)
Customer relationships	11,941	(6,250)	12,350	(5,881)
	$22,616	$(13,759)	$23,274	$(13,254)
Indefinite-lived intangible assets
Goodwill	$15,882		$16,544

The aggregate amortization expense for other intangibles with finite lives for the three and nine months ended September 30, 2018 was $.3 million and $.8 million, respectively. The aggregate amortization expense for other intangibles with finite lives for the three and nine months ended September 30, 2017 was also $.3 million and $.8 million, respectively.  Amortization expense is estimated to be $.2 million for the remaining period of 2018, $.9 million for both 2019 and 2020 and $.8 million for both 2021 and 2022. The weighted-average remaining amortization period is approximately 16.5 years. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 7.3 years; land use rights, 57.5 years; trademarks, 8.7 years; technology, 13.2 years; and customer relationships, 11.7 years.

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

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2018 are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2018	$3,078	$4,292	$1,495	$7,679	$16,544
Currency translation	0	(104)	(100)	(458)	(662)
Balance at September 30, 2018	$3,078	$4,188	$1,395	$7,221	$15,882

NOTE H – SHARE-BASED COMPENSATION

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the nine months ended September 30, 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2018	750	$39.10
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	0	$0.00
Outstanding (exercisable and vested) at September 30, 2018	750	$39.10	1.0	$23

There were no stock options exercised under this Plan during either of the nine months ended September 30, 2018 or 2017.

As all stock options from the 1999 Stock Option Plan are fully vested, the Company recorded no compensation expense related to stock options for the nine months ended September 30, 2018 and 2017.

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

A summary of the RSUs outstanding under the LTIP for the nine months ended September 30, 2018 is as follows:

	Restricted Share Units
	Performance and Service Required (1)	Service Required	Total Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2018	200,572	18,214	218,786	$52.68
Granted	63,122	8,155	71,277	73.86
Vested	(19,277)	0	(19,277)	45.85
Forfeited	(30,793)	0	(30,793)	45.85
Nonvested as of September 30, 2018	213,624	26,369	239,993	$53.89

(1)	Nonvested performance-based RSUs are reflected above at the maximum performance achievement level.

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Compensation expense related to the time-based RSUs for the three and nine-month periods ended September 30, 2018 was $.1 million and $.3 million, respectively.  Compensation expense related to the time-based RSUs for the three and nine-month periods ended September 30, 2017 was $.1 million and $.3 million, respectively. As of September 30, 2018, there was $.7 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 1.9 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in either operating or pre-tax income and sales growth over a requisite performance period.  Depending on the extent to which the performance criterions are satisfied under the LTIP and the Incentive Plan, the participants are eligible to earn common shares over the vesting period.  RSUs forfeited in 2018 are those from the 2015 grants for which pre-tax income and sales growth performance were not achieved.  Performance-based compensation expense for the three and nine-month periods ended September 30, 2018 was $1.3 million and $2.7 million, respectively.  Performance-based compensation expense for the three and nine-month periods ended September 30, 2017 was $.9 million and $1.8 million, respectively.  As of September 30, 2018, the remaining compensation expense of $5.5 million for outstanding performance-based RSU’s is expected to be recognized over a period of approximately 1.9 years.

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

There were no options granted during the nine-month period ended September 30, 2018 and 5,000 options were granted during the nine-month period ended September 30, 2017.

Stock option activity under the Company’s LTIP for nine months ended September 30, 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2018	29,250	$56.84
Granted	0	$0.00
Exercised	(3,500)	$63.56
Forfeited	0	$0.00
Outstanding (vested and expected to vest) at September 30, 2018	25,750	$55.92	6.6	$383
Exercisable at September 30, 2018	21,625	$57.80	6.3	$283

There were 3,500 stock options exercised during the nine-month period ended September 30, 2018.  There were no shares exercised during the nine-month period ended September 30, 2017.

For both three and nine-month periods ended September 30, 2018, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million.  For the three and nine-month periods ended September 30, 2017, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million and $.1 million, respectively.  The total compensation cost related to nonvested awards not yet recognized at September 30, 2018 is expected to be less than $.1 million over a weighted-average period of approximately 1.5 years.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s common shares held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of September 30, 2018, 269,630 shares have been deferred and are being held in the rabbi trust.

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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the consolidated balance sheets as of September 30, 2018 (there were no financial instruments measured at fair value at December 31, 2017):

Description	Balance as of September 30, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$1,782	$1,782	$0	$0
Total Assets	$1,782	$1,782	$0	$0

Liabilities:
Supplemental profit sharing plan	4,759	0	4,759	0
Total Liabilities	$4,759	$0	$4,759	$0

During the nine months ended September 30, 2018, the Company invested $4.7 million in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment returns on the Company’s Supplemental Profit Sharing Plan discussed below. These marketable securities are comprised of available-for-sale securities.  During the nine months ended September 30, 2018, the Company sold $3.0 million from the available-for-sale securities to fund a Corporate Owned Life Insurance Policy (“COLI”), resulting in the $1.8 million of available-for-sale securities reported.  The balances are reported at fair value within Other current assets on the Company’s consolidated balance sheet as of September 30, 2018.  Changes in the fair value of the securities of less than $.1 million were recognized within Other income, net within the consolidated statements of income for the nine-month period ended September 30, 2018.  At September 30, 2018, the cash surrender value of the COLI was $3.0 million and is recorded in Other assets on the Company’s consolidated balance sheet.

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives. The liability for this unfunded Supplemental Profit Sharing Plan was $4.8 million at both September 30, 2018 and December 31, 2017 and is recorded within Other noncurrent liabilities on the Company’s consolidated balance sheets. During January 2018, the Company amended the Supplemental Profit Sharing Plan to allow the participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The company then credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  The Company adopted ASU 2016-18 as of January 1, 2018 using a retrospective transition method to each period presented.  The cash, cash equivalents and restricted cash balance on the Company’s consolidated cash flow includes $.3 million and $1.2 million of restricted cash as of September 30, 2018 and December 31, 2017, respectively.  Restricted cash is included in Other assets on the Company’s consolidated balance sheet in each period presented.  The adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements.  Refer to Note O “Debt Arrangements” for additional details regarding the Company’s restricted cash.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09.  ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue.  The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers.  In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date of the amendment to annual reporting periods beginning after December 15, 2017, including interim periods therein.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  The amendments in this Update require the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements.  Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases classified as operating leases under previous guidance. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease.  Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities.

In July of 2018, the FASB issued ASU 2018-11, “Targeted Improvements to ASC 842,” which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the initial application of transition.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  The Company has developed and is currently executing an implementation plan which includes identifying its population of leases, evaluating the potential use of practical expedients available under the new guidance and assessing any changes to processes or controls necessary for adoption of the new standard.  The Company is presently evaluating what impact its adoption, effective January 1, 2019, will have to the presentation of the Company’s consolidated financial statements.

NOTE L – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three and nine months ended September 30, 2018 and 2017. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Net sales
PLP-USA	$46,189	$40,181	$128,296	$113,130
The Americas	14,662	18,425	52,217	51,821
EMEA	18,273	15,190	54,756	46,620
Asia-Pacific	29,289	25,443	80,198	69,749
Total net sales	$108,413	$99,239	$315,467	$281,320
Intersegment sales
PLP-USA	$4,862	$2,458	$9,296	$8,476
The Americas	2,622	1,284	7,204	3,992
EMEA	510	266	1,350	866
Asia-Pacific	3,409	1,902	8,681	6,438
Total intersegment sales	$11,403	$5,910	$26,531	$19,772
Income taxes
PLP-USA	$(1,968)	$1,666	$(743)	$1,706
The Americas	213	1,117	2,581	2,632
EMEA	230	531	889	1,109
Asia-Pacific	327	147	663	716
Total income taxes	$(1,198)	$3,461	$3,390	$6,163
Net income (loss)
PLP-USA	$6,200	$1,918	$9,759	$2,235
The Americas	811	2,250	6,611	5,825
EMEA	805	1,259	2,729	2,547
Asia-Pacific	1,238	851	2,219	1,345
Total net income	$9,054	$6,278	$21,318	$11,952

	September 30, 2018	December 31, 2017
Assets
PLP-USA	$125,111	$116,484
The Americas	64,965	70,720
EMEA	60,565	62,524
Asia-Pacific	113,328	110,057
Total identifiable assets	$363,969	$359,785

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

ASC 740, Income taxes, requires a company to record the effects of a tax law change in the period of enactment. The SEC staff issued Standard Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but a reasonable estimate is determinable, it must record a provisional estimate to be included in the Company’s consolidated financial statements. If a company cannot determine a provisional estimate to be included in the Company’s consolidated financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

As a result of the application of SAB 118, the Company recorded provisional amounts related to the reduction of its deferred tax assets and liabilities resulting from the tax rate reduction from 35% to 21% and for the Transition Tax at December 31, 2017.  The Company made material changes to these provisional amounts during the period ending September 30, 2018.  The Company recorded a final adjustment of $.7 million decrease in tax expense related to the reduction of its deferred tax assets and liabilities, and a $.9 million decrease in tax expense related to the Transition Tax.  As the Company completes its analysis of the Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, it may make additional financial adjustments and as such, our estimates for the impacts of the Tax Act continue to remain provisional as of September 30, 2018.  Those adjustments may have a material impact on the Company’s provision for income taxes in the period in which the adjustments are made.

The Company’s effective tax rate was (15%) and 36% for the three months ended September 30, 2018 and 2017, respectively, and 14% and 34% for the nine months ended September 30, 2018 and 2017, respectively.  The lower effective tax rate for the three and nine months ended September 30, 2018 compared to the U.S. federal statutory rate of 21% was primarily due to the recognition of benefits related to the Tax Act and partially offset by increased earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate, an increase in unfavorable U.S. permanent items primarily  related to the Tax Act including GILTI, the repeal of the domestic production activity deduction, limitations on the deductibility of certain executive compensation, limitations on the use of foreign tax credits to reduce the U.S. income tax liability, partially offset by the FDII deduction. The lower effective tax rate for the three months and nine months ended September 30, 2018 compared to the U.S. federal statutory rate for the same period in 2017 of 35% was primarily due to the applicable provisions of the Tax Act, including the decrease in the federal statutory rate and an increase in earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  No significant changes to the valuation allowances were reflected for the period ended September 30, 2018.

During the period ended September 30, 2018, the Company did not record any unrecognized tax benefits and as of September 30, 2018, the Company had no unrecognized tax benefits.  The Company does not anticipate any significant changes to its gross unrecognized tax benefits within the next twelve months.

Prior to the Tax Act, the Company considered the majority of the earnings in its non-U.S. subsidiaries to be permanently reinvested and, accordingly, did not record any associated deferred income taxes on such earnings.  Since the Tax Act includes the Transition Tax, these previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, the Company intends to continue to invest most or all of these earnings, as well as our capital in these subsidiaries, outside of the U.S. for an indefinite period of time and do not expect to incur any significant, additional taxes related to such amounts.

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

The following is a rollforward of the product warranty reserve:

	Nine Months Ended September 30
	2018	2017
Beginning of period balance	$1,076	$1,058
Additions charged to income	103	373
Warranty usage	(156)	(433)
Currency translation	(74)	82
End of period balance	$949	$1,080

NOTE O – DEBT ARRANGEMENTS

On March 13, 2018, the Company extended the term on its $65 million credit facility from June 30, 2019 to June 30, 2021.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless its funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread becomes 1.500%.  In the first nine months of 2018, the Company’s Polish subsidiary borrowed $.9 million U.S. dollars at a rate of 1.125% plus the Warsaw Interbank Offer Rate with a term expiring June 30, 2021.  At September 30, 2018, the interest rates on the U.S. and Polish line of credit agreement were 3.386% and 2.765%, respectively.  Under the credit facility, at September 30, 2018, the Company had utilized $22.5 million with $42.5 million available under the line of credit, net of long-term outstanding letters of credit.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability.  At September 30, 2018, the Company was in compliance with these covenants.

On September 30, 2018 and December 31, 2017, the Company’s Asia Pacific segment had $.3 million and $1.2 million, respectively, in restricted cash used to secure bank debt.  The restricted cash is shown on the balance sheet in Other assets.

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

On August 7, 2018, the Company purchased 17,141 shares of the Company from current Officers and a retired officer at a price per share of $87.19, which was calculated from a 30-day average of market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

On August 23, 2018, the Company purchased 2,000 shares of the Company from a current employee at a price per share of $83.53, which was calculated from a 30-day average of market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

On September 14, 2018, the Company purchased 7,500 shares of the Company from a current Officer at a price per share of $80.95, which was calculated from a 30-day average of market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

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

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies strengthen against the U.S. dollar, our sales and costs increase as the foreign currency-denominated financial statements translate into more U.S. dollars, and, conversely, when foreign currencies weaken, our sales and costs decrease upon translation into U.S. dollars.  The fluctuations of foreign currencies during the three and nine months ended September 30, 2018 had a $4.3 million and $1.2 million unfavorable effect, respectively, on net sales compared to the same periods in 2017.  The favorable effect on net income was $.3 million for both the three and nine-month periods ended September 30, 2018.  On a reportable segment basis, the impact of foreign currency on net sales and net income for the three and nine months ended September 30, 2018 was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income
(Thousands of dollars)	Three Months	Nine Months	Three Months	Nine Months
The Americas	$(3,085)	$(5,318)	$306	$125
EMEA	(334)	3,062	12	195
Asia-Pacific	(835)	1,073	(8)	15
Total	$(4,254)	$(1,183)	$310	$335

The operating results for the three months ended September 30, 2018 are compared to the same period in 2017. Net sales for the three months ended September 30, 2018 of $108.4 million increased $9.2 million, or 9.2%, compared to 2017.  As a percentage of net sales, gross profit decreased to 30.9% in 2018 from 33.8% in 2017.  Gross profit for both three-month periods ended September 30, 2018 and 2017 was $33.5 million.  Excluding the unfavorable impact of foreign currency translation, gross profit increased $1.4 million, or 4.2%, compared to 2017.  Costs and expenses of $25.5 million increased $1.8 million compared to 2017, including a favorable impact from currency translation of $1.9 million.  Operating income for the three months ended September 30, 2018 was $8.0 million, a decrease of $1.8 million compared to 2017.  Net income for the three months ended September 30, 2018 of $9.1 million increased $2.8 million compared to the three months ended September 30, 2017.  The effect of currency translation had favorable impacts on operating income of $.5 million and net income of $.3 million, respectively.

The operating results for the nine months ended September 30, 2018 are compared to the same period in 2017. Net sales for the nine months ended September 30, 2018 of $315.5 million increased $34.1 million, or 12.1%, compared to the same period in 2017.  As a percentage of net sales, gross profit increased to 31.8% in 2018 from 31.2% in 2017.  Gross profit for the nine months ended September 30, 2018 of $100.2 million increased $12.3 million, or 14.0%, compared to 2017.  Excluding the unfavorable impact of currency translation, gross profit increased $13.4 million, or 15.3%, compared to 2017.  Costs and expenses of $75.1 million increased $5.6 million compared to 2017 which included a favorable impact from currency translation of $1.5 million.  Operating income for the nine months ended September 30, 2018 was $25.1 million, an increase of $6.7 million compared to 2017. Net income for the nine months ended September 30, 2018 of $21.3 million increased $9.4 million compared to the same period in 2017.  The effect of currency translation had favorable impacts on operating income of $.5 million net income of $.3 million.

The following table reflects the impact of foreign currency fluctuations on operating income for the three and nine months ended September 30, 2018 and 2017:

	Foreign Currency Translation Impact
	Three Months Ended September 30		Nine Months Ended September 30
(Thousands of dollars)	2018	2017	2018	2017
Operating income	$8,015	$9,810	$25,093	$18,362
Translation gain	(460)	0	(451)	0
Transaction loss (gain)	1,126	(108)	2,324	(294)
Operating income excluding currency impact	$8,681	$9,702	$26,966	$18,068

Despite the constant changes in the current global economy, we believe our business fundamentals and our financial position are sound and that we are strategically well-positioned. We remain focused on assessing our business structure, global facilities and overall capacity in conjunction with the requirements of local manufacturing in the markets that we serve. If necessary, we will modify redundant processes and utilize our global manufacturing network to manage costs, increase sales volumes and deliver value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 15.4% and can borrow needed funds at a competitive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2017

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended September 30, 2018 and 2017. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended September 30
(Thousands of dollars)	2018		2017		Change
Net sales	$108,413	100.0%	$99,239	100.0%	$9,174
Cost of products sold	74,922	69.1	65,704	66.2	9,218
GROSS PROFIT	33,491	30.9	33,535	33.8	(44)
Costs and expenses	25,476	23.5	23,725	23.9	1,751
OPERATING INCOME	8,015	7.4	9,810	9.9	(1,795)
Other expense - net	(159)	(0.1)	(71)	(0.1)	(88)
INCOME BEFORE INCOME TAXES	7,856	7.2	9,739	9.8	(1,883)
Income taxes	(1,198)	(1.1)	3,461	3.5	(4,659)
NET INCOME	$9,054	8.4%	$6,278	6.3%	$2,776

Net sales. Net sales were $108.4 million for the three months ended September 30, 2018, an increase of $9.2 million, or 9.2%, from the three months ended September 30, 2017.  Excluding the unfavorable effect of currency translation, net sales for the three months ended September 30, 2018 increased $13.4 million compared to the same period in 2017, or 14%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2018	2017	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$46,189	$40,181	$6,008	$0	$6,008	15%
The Americas	14,662	18,425	(3,763)	(3,085)	(678)	(4)
EMEA	18,273	15,190	3,083	(334)	3,417	22
Asia-Pacific	29,289	25,443	3,846	(835)	4,681	18
Consolidated	$108,413	$99,239	$9,174	$(4,254)	$13,428	14%

The year-over-year increase in PLP-USA net sales of $6.0 million, or 15%, was primarily due to a volume increase in energy product sales.  International net sales for the three months ended September 30, 2018 experienced an unfavorable impact of $4.3 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation.  The Americas net sales of $14.7 million decreased $.7 million, or 4%, primarily due to a volume decrease in energy and communication product sales.  EMEA net sales of $18.3 million increased $3.4 million, or 22%, primarily due to a volume increase in energy product sales within the region.  In Asia-Pacific, net sales of $29.3 million increased $4.7 million, or 18%, compared to 2017 primarily due to a sales volume increase in the energy, communication and special industries products.

Gross profit. Gross profit was $33.5 million for both three-month periods ended September 30, 2018 and 2017.  Excluding the unfavorable effect of currency translation, gross profit increased $1.4 million, or 4%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2018	2017	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$16,293	$15,077	$1,216	$0	$1,216	8%
The Americas	5,290	6,740	(1,450)	(1,131)	(319)	(5)
EMEA	4,683	5,135	(452)	(81)	(371)	(7)
Asia-Pacific	7,225	6,583	642	(246)	888	13
Consolidated	$33,491	$33,535	$(44)	$(1,458)	$1,414	4%

PLP-USA gross profit of $16.3 million increased $1.2 million compared to the same period in 2017 as a result of increased sales volume combined with a product sales mix shift to higher margin products.  International gross profit for the three months ended September 30, 2018 was unfavorably impacted by $1.5 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit decrease of $.3 million was primarily the result of the sales decrease of $.7 million combined with product margin decline in the region due to sales mix and increases in raw material costs.  EMEA gross profit decreased $.4 million mainly as a result of as product mix shift toward lower margin products.  Asia-Pacific gross profit increased $.9 million primarily as a result of a year-over-year increase in sales and a sales mix shift to higher margin products.

Costs and expenses. Costs and expenses of $25.5 million for the three months ended September 30, 2018 increased $1.8 million, or 7%.  Excluding the favorable effect of currency translation, costs and expenses increased $3.7 million, or 15%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2018	2017	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$11,789	$11,284	$505	$0	$505	4%
The Americas	4,340	3,464	876	(1,589)	2,465	71
EMEA	3,687	3,371	316	(92)	408	12
Asia-Pacific	5,660	5,606	54	(238)	292	5
Consolidated	$25,476	$23,725	$1,751	$(1,919)	$3,670	15%

PLP-USA costs and expenses of $11.8 million for the three months ended September 30, 2018 increased $.5 million, or 4%, compared to 2017 mainly due to $.6 million of higher personnel related expenses, which includes benefits, and a net year-over-year loss on foreign currency exchange of $.1 million, partially offset by lower professional fee expenses of $.2 million.  Foreign currency exchange gains and losses are primarily related to translating into U.S. dollars its foreign denominated loans, trade and royalty receivables from its foreign subsidiaries at the September 30, 2018 exchange rates.  On a consolidated basis, costs and expenses for the three months ended September 30, 2018 were favorably impacted by $1.9 million when local currencies were translated to U.S. dollars.  The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $4.3 million increased $2.5 million for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to higher salary related expense of $.5 million combined with higher loss on transactions conducted in foreign currencies of $2.0 million.  EMEA costs and expenses of $3.7 million increased $.4 million mainly due to an increase in personnel related expenses.  Asia-Pacific costs and expenses of $5.7 million increased $.3 million. This increase was primarily due to increased salary related expenses of $.3 million and higher commission expense of $.2 million, partially offset by lower bad debt expense of $.2 million.

Other income (expense). Other expense for both three-month periods ended September 30, 2018 and 2017 was $.2 million and $.1 million, respectively.

Income taxes.  Income taxes for the three months ended September 30, 2018 and 2017 were $(1.2) million and $3.5 million, respectively, based on pretax income of $7.9 million and $9.7 million, respectively.  The effective tax rate for the three months ended September 30, 2018 and 2017 was (15%) and 36%, respectively, compared to the U.S. federal statutory rate for the same periods of 21% and 35%, respectively. The effective tax rate for the period ended September 30, 2018 was determined by applying the tax rules resulting from the Tax Act.  See Note M of the financial statements for a further discussion of the impact of the Tax Act on the effective tax rate.

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

2018

1.	A $.9 million, or 12%, net decrease resulting from the adjustments to the calculation of the Transition Tax.
2.	A $.7 million, or 9%, net decrease resulting from a remeasurement of our deferred taxes due to the result of the U.S. federal statutory rate decrease included in the Tax Act.
3.	A $1.2 million, or 15%, net decrease resulting from a mix of U.S. permanent and discrete items.

2017

1.	A $.1 million, or 1%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.

2.	A $.4 million, or 4%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

3.	A $.4 million, or 4%, increase resulting from U.S. permanent items, primarily related to the repatriation of foreign earnings that are not permanently reinvested.

Net income. As a result of the preceding items, net income for the three months ended September 30, 2018 was $9.1 million, compared to $6.3 million for the three months ended September 30, 2017, an increase of $2.8 million as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2018	2017	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income (loss)
PLP-USA	$6,200	$1,918	$4,282	$0	$4,282	NM	%
The Americas	811	2,250	(1,439)	306	(1,745)	(78)
EMEA	805	1,259	(454)	12	(466)	(37)
Asia-Pacific	1,238	851	387	(8)	395	46
Consolidated	$9,054	$6,278	$2,776	$310	$2,466	39%

NM – Not Meaningful

PLP-USA’s net income for the three months ended September 30, 2018 increased $4.3 million compared to the same period in 2017 due to an increase in operating income of $.7 million and a decrease in income taxes of $3.6 million due to a benefit in the current period resulting from the Tax Act.  The following discussion of net income excludes the effect of currency translation.  The Americas net income decreased $1.7 million as a result of a $2.8 million decrease in operating income, partially offset by lower income taxes of $1.1 million. EMEA net income decreased $.5 million as a result of a $.8 million decrease in operating income offset by a $.3 million year-over-year decrease in income tax expense. Asia-Pacific net income increased $.4 million as a result of a $.1 million increase in operating income combined with a decrease in income tax expense of $.3 million.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2017

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the nine months ended September 30, 2018 and 2017. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended September 30
(Thousands of dollars)	2018		2017		Change
Net sales	$315,467	100.0%	$281,320	100.0%	$34,147
Cost of products sold	215,255	68.2	193,446	68.8	21,809
GROSS PROFIT	100,212	31.8	87,874	31.2	12,338
Costs and expenses	75,119	23.8	69,512	24.7	5,607
OPERATING INCOME	25,093	8.0	18,362	6.5	6,731
Other expense—net	(385)	(0.1)	(247)	(0.1)	(138)
INCOME BEFORE INCOME TAXES	24,708	7.8	18,115	6.4	6,593
Income taxes	3,390	1.1	6,163	2.2	(2,773)
NET INCOME	$21,318	6.8%	$11,952	4.2%	$9,366

Net sales. Net sales were $315.5 million for the nine months ended September 30, 2018, an increase of $34.1 million, or 12%, from the nine months ended September 30, 2017.  Excluding the unfavorable effect of currency translation, net sales for the nine months ended September 30, 2018 increased $35.3 million compared to the same period in 2017, or 13%, as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2018	2017	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$128,296	$113,130	$15,166	$0	$15,166	13%
The Americas	52,217	51,821	396	(5,318)	5,714	11
EMEA	54,756	46,620	8,136	3,062	5,074	11
Asia-Pacific	80,198	69,749	10,449	1,073	9,376	13
Consolidated	$315,467	$281,320	$34,147	$(1,183)	$35,330	13%

The year-over-year increase in PLP-USA net sales of $15.2 million, or 13%, was primarily due to a volume increase in energy product sales.  International net sales for the nine months ended September 30, 2018 experienced an unfavorable impact of $1.2 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation.  The Americas net sales of $52.2 million increased $5.7 million, or 11%, primarily due to a volume increase in energy and communication product sales.  EMEA net sales of $54.8 million increased $5.1 million, or 11%, primarily due to a volume increase in energy product sales in the region.  In Asia-Pacific, net sales of $80.2 million increased $9.4 million, or 13%, compared to 2017 primarily due to a sales volume increase in energy, communication and special industries products.

Gross profit. Gross profit of $100.2 million for the nine months ended September 30, 2018 increased $12.3 million, or 14%, compared to the nine months ended September 30, 2017.  Excluding the $1.1 million unfavorable effect of currency translation, gross profit increased $13.4 million, or 15%, as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2018	2017	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$44,967	$37,549	$7,418	$0	$7,418	20%
The Americas	20,569	18,177	2,392	(2,178)	4,570	25
EMEA	15,141	14,153	988	895	93	1
Asia-Pacific	19,535	17,995	1,540	215	1,325	7
Consolidated	$100,212	$87,874	$12,338	$(1,068)	$13,406	15%

PLP-USA gross profit of $45.0 million increased $7.4 million compared to the same period in 2017 as a result of higher sales volume combined with a product sales mix shift to higher margin products, primarily in energy products.  International gross profit for the nine months ended September 30, 2018 was unfavorably impacted by $1.1 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $4.6 million was primarily the result of the sales increase of $5.7 million combined with product margin improvement in the region due to sales mix.  EMEA gross profit increased $.1 million year over year mainly as a result of the $5.1 million increase in sales.  Asia-Pacific gross profit increased $1.3 million predominantly due to the region’s $9.4 million increase in sales.

Costs and expenses. Costs and expenses of $75.1 million for the nine months ended September 30, 2018 increased $5.6 million, or 8%.  Excluding the favorable effect of currency translation, costs and expenses increased $7.1 million, or 10%, as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2018	2017	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$35,159	$32,886	$2,273	$0	$2,273	7%
The Americas	11,634	10,084	1,550	(2,371)	3,921	39
EMEA	11,637	10,597	1,040	652	388	4
Asia-Pacific	16,687	15,945	742	198	544	3
Consolidated	$75,117	$69,512	$5,605	$(1,521)	$7,126	10%

PLP-USA costs and expenses of $35.2 million for the nine months ended September 30, 2018 increased $2.3 million, or 7%, compared to 2017 mainly due to $1.4 million of higher personnel related expenses, which includes benefits, combined with $.4 million of higher commissions as a result of increased sales, increased travel related expenses of $.2 million and a net year-over-year loss on foreign currency exchange of $1.0 million. The increased expenses were partially offset by a combined decrease in combined professional fees and consulting expense of $.6 million combined with a net decrease in other net expenses of $.1 million.  Foreign currency exchange gains and losses are primarily related to translating into U.S. dollars its foreign denominated loans, trade and royalty receivables from its foreign subsidiaries at the September 30, 2018 exchange rates.  On a consolidated basis, costs and expenses for the nine months ended September 30, 2018 were favorably impacted by $1.5 million when local currencies were translated to U.S. dollars.  The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $11.6 million increased $3.9 million for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to higher salary related expense of $.5 million, increased loss on transactions conducted in foreign currencies of $2.3 million, higher commission expense of $.1 million, increased bad debt expense of $.1 million and other net expense increases of approximately $.9 million.  EMEA costs and expenses of $11.6 million increased $.4 million mainly due to an increase in personnel related expenses of $.7 million, partially offset by a decrease in commission expenses of $.1 million and combined decreases in other miscellaneous expenses of $.2 million.  Asia-Pacific costs and expenses of $16.7 million increased $.5 million. This increase was primarily due to higher personnel costs of $.3 million, increased net loss on foreign currency exchange transactions of $.3 million and a combined net increase in miscellaneous expenses of $.2 million, partially offset by lower bad debt expense of $.3 million.

Other income (expense). Other expense for the nine-month periods ended September 30, 2018 and 2017 was $.4 million and $.2 million, respectively.

Income taxes. Income taxes for the nine months ended September 30, 2018 and 2017 were $3.4 million and $6.2 million, respectively, based on pre-tax income of $24.7 million and $18.1 million, respectively.  The effective tax rate for the nine months ended September 30, 2018 and 2017 was 14% and 34%, respectively, compared to the U.S. federal statutory rate for the same periods of 21% and 35%, respectively. The effective tax rate for the period ended September 30, 2018 was determined by applying the tax rules resulting from the Tax Act.  See Note M of the financial statements for a further discussion of the impact of the Tax Act on the effective tax rate.

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

2018

1.	A $.9 million, or 4%, net decrease resulting from the adjustments to the calculation of the Transition Tax.

2.	A $.7 million, or 3%, net decrease resulting from a remeasurement of our deferred taxes due to the result of the U.S. federal statutory rate decrease included in the Tax Act.

a.	A $1.0 million, or 4%, net decrease resulting from the mix of U.S. permanent discrete items and provisions of the Tax Act

3.	A $.8 million, or 3%, increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate.

2017

1.	A $.3 million, or 1%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.

2.	A $.8 million, or 4%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

3.	A $.4 million, or 2%, increase resulting from U.S. permanent items, primarily related to the repatriation of foreign earnings that are not permanently reinvested.

Net income. As a result of the preceding items, net income for the nine months ended September 30, 2018 was $21.3 million, compared to $12.0 million for the nine months ended September 30, 2017, an increase of $9.3 million as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2018	2017	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$9,759	$2,235	$7,524	$0	$7,524	NM
The Americas	6,611	5,825	786	125	661	11
EMEA	2,729	2,547	182	195	(13)	(1)
Asia-Pacific	2,219	1,345	874	15	859	64
Consolidated	$21,318	$11,952	$9,366	$335	$9,031	76%

NM – Not Meaningful

PLP-USA’s net income for the nine months ended September 30, 2018 increased $7.5 million compared to the same period in 2017 due to a $5.2 million increase in operating income combined with a decrease in income taxes of $2.3 million.  The following discussion of net income excludes the effect of currency translation.  The Americas net income increased $.7 million as a result of a $.7 million increase in operating income. There was no year-over-year change in income tax expense. EMEA net income remained flat at $2.7 million with the decrease in operating income of $.3 million being fully offset by a decrease in income tax expense of $.3 million. Asia-Pacific net income increased $.9 million as a result of a $.8 million increase in operating income combined with a decrease in income tax expense of $.1 million.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first nine months of 2018, we used cash of $7.3 million for capital expenditures. We ended the first nine months of 2018 with $34.3 million of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world. At September 30, 2018, the majority of our cash and cash equivalents were held outside the U.S. We expect most accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt at September 30, 2018 was $37.9 million.  At September 30, 2018, our unused availability under our line of credit was $42.5 million and our bank debt to equity percentage was 15.4%. On March 13, 2018, we extended the term on our $65 million credit facility from June 30, 2019 to June 30, 2021.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless our funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread becomes 1.500%.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and funded debt-to-earnings before interest, taxes, depreciation and amortization along with an interest coverage ratio. The net worth and profitability requirements are calculated based on the line of credit agreement. At September 30, 2018 and December 31, 2017, we were in compliance with these covenants.

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

Sources and Uses of Cash

Cash, cash equivalents and restricted cash (“cash’) decreased $4.8 million compared to the same period in 2017.  Net cash provided by operating activities was $7.0 million. The most significant net investing and financing uses of cash were payments of long-term debt of $59.3 million, capital expenditures of $7.3 million, a combined net purchase of marketable securities and a company owned life insurance policy of $4.7 million, share repurchases of $4.1 million and dividends paid of $3.1 million, partially offset by net debt and notes payable proceeds of $60.6 million. Currency had a negative $1.6 million impact on cash and cash equivalents when translating foreign denominated financial statements to U.S. dollars.

Net cash provided by operating activities for the nine months ended September 30, 2018 and 2017 was $7.1 million and $21.7 million, respectively.  The $14.6 million decrease was primarily a result of an increase in cash usage for operating assets (net of operating liabilities) of $24.0 million, which included a $5.3 million contribution to the pension plan, partially offset by an increase in net income of $9.4 million.

Net cash used in investing activities for the nine months ended September 30, 2018 increased $12.0 million when compared to cash provided by investing activities in the nine months ended September 30, 2017. The change was primarily related to a reduction in cash provided from fixed-term deposits of $7.8 million along with net cash used of $4.7 million related to the purchase of marketable securities and a company owned life insurance policy, partially offset by a decrease in cash used for capital expenditures of $.5 million.

Cash used for financing activities for the nine months ended September 30, 2018 was $4.8 million compared to a use of $15.7 million for the nine months ended September 30, 2017. The $10.9 million decrease was primarily the result of a net increase in debt borrowings in 2018 compared to 2017 of $12.3 million, partially offset by cash used for net stock issuances and repurchases of $1.4 million.

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

•	The Company’s ability to identify, complete, obtain funding for and integrate acquisitions for profitable growth;
•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers and of any legal or regulatory claims;
•	The relative degree of competitive and customer price pressure on the Company’s products;
•	The cost, availability and quality of raw materials required for the manufacture of products and any tariffs that may be associated with the purchase of these products;
•	Strikes, labor disruptions and other fluctuations in labor costs;

•	Changes in significant government regulations affecting environmental compliances or other litigation matters;
•	The telecommunication market’s continued deployment of Fiber-to-the-Premises; and
•	Those factors described under the heading “Risk Factors” on page 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 9, 2018.

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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%.  As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar.  The impact to the three and nine months ended September 30, 2018 was immaterial.  Revenue from operations in Argentina was less than or equal to 2% of total consolidated net sales for the three and nine-month periods ended September 30, 2018.

As of September 30, 2018, the Company had no foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading or speculative purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $5.3 million and on income before taxes of $1.5 million.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $37.9 million at September 30, 2018. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.4 million for the nine months ended September 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2018.

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

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the nine-month period ended September 30, 2018 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company and its subsidiaries, Helix Uniformed Ltd. (“Helix”) and Preformed Line Products (Canada) Limited (“PLPC Canada”), were each named, jointly and severally, with each of SNC-Lavalin ATP, Inc. (“SNC ATP”), HD Supply Canada Inc., by its trade names HD Supply Power Solutions and HD Supply Utilities (“HD Supply”), and Anixter Power Solutions Canada Inc. (the corporate successor to HD Supply, “Anixter” and, together with the Company, PLPC Canada, Helix, SNC ATP and HD Supply, the (“Defendants”) in a complaint filed by Altalink, L.P. (the “Plaintiff”) in the Court of Queen’s Bench of Alberta in Alberta, Canada in November 2016 (the “Complaint”).

The Complaint states that Plaintiff engaged SNC ATP to design, engineer, procure and construct numerous power distribution and transmission facilities in Alberta (the “Projects”) and that through SNC ATP and HD Supply (now Anixter), spacer dampers manufactured by Helix were procured and installed in the Projects.  The Complaint alleges that the spacer dampers have and may continue to become loose, open and detach from the conductors, resulting in damage and potential injury and a failure to perform the intended function of providing spacing and damping to the Project.  The Plaintiffs were initially seeking an estimated $56.0 million Canadian dollars in damages jointly and severally from the Defendants, representing the costs of monitoring and replacing the spacer dampers and remediating property damage, due to alleged defects in the design and construction of, and supply of materials for, the Projects by SNC ATP and HD Supply/Anixter and in the design of the spacer dampers by Helix.  The Plaintiffs reduced their demand for damages to $29.4 million Canadian dollars on June 1, 2018.

The Company believes the claims against it are without merit and intends to vigorously defend against such claims. We are unable to predict the outcome of this case and cannot reasonably estimate a potential range of loss.  However, if it is to be determined adverse to the Company, it could have a material effect on the Company’s financial results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 13, 2017, the Board of Directors authorized a plan to repurchase up to an additional 228,138 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three months ended September 30, 2018:

Period (2018)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July	500	$88.63	24,907	225,093
August	19,141	86.81	44,048	205,952
September	7,500	80.95	51,548	198,452
Total	27,141

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

November 8, 2018	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2018	/s/ Michael A. Weisbarth
Michael A. Weisbarth
Vice President – Finance and Treasurer
(Principal Accounting Officer)