Form 10-K
period 2018-12-31
PREFORMED LINE PRODUCTS CO
filed 2019-03-08
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “accelerated filer,” “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange act.

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

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2018 was $219,388,500 based on the closing price of such common shares, as reported on the NASDAQ National Market System.  As of March 4, 2019, there were 5,062,324 common shares of the Company ($2 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2019 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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

The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:

•

The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States (“U.S”), Canada, Australia and Western Europe and may grow slowly or experience prolonged delay in developing regions despite expanding power needs;

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

The Company serves a worldwide market through strategically located domestic and international manufacturing facilities.  Each of the Company’s domestic and international manufacturing facilities have obtained an International Organization of Standardization (“ISO”) 9001:2015 Certified Management System Certificate. The ISO 9001:2015 certified management system is a globally recognized certified quality standard for manufacturing and assists the Company in marketing its products throughout the world.  The Company’s customers include public and private energy utilities and communication companies, cable operators, financial institutions, governmental agencies, contractors and subcontractors, distributors and value-added resellers.  The Company is not dependent on a single customer or small group of customers.  No single customer accounts for more than 10% of the Company's consolidated revenues.

The Company’s products include:

•	Energy Products
•	Communications Products
•	Special Industries Products

Energy Products are used in the energy, communications, cable and special industries (i.e., metal building, tower and antenna industries, the agriculture and arborist industries, and marine systems industry) to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics (e.g., vibration).  Formed wire products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape.  Advantages of using the Company’s helical formed wire products are that they are economical, dependable and easy to use.  The Company introduced formed wire products to the power industry over 70 years ago and such products enjoy an almost universal acceptance in the Company’s markets. Related hardware products include hardware for supporting and protecting transmission conductors, spacers, spacer-dampers, stockbridge dampers, corona suppression devices and various compression fittings for dead-end applications.  Energy products were approximately 66%, 69% and 67% of the Company’s revenues in 2018, 2017 and 2016, respectively.

Communications Products, including splice cases, are used to protect fixed line communication networks, such as copper cable or fiber optic cable, from moisture, environmental hazards and other potential contaminants.  Communications products were approximately 21%, 22% and 21% of the Company’s revenues in 2018, 2017 and 2016, respectively.

Special Industries Products include data communication cabinets, hardware assemblies, pole line hardware, resale products, underground connectors, solar hardware systems, guy markers, tree guards, fiber optic cable markers, pedestal markers and urethane products.  They are used by energy, renewable energy, communications, cable and special industries for various applications and are defined as products that complement the Company’s core line offerings.  Special industries products were approximately 13%, 9% and 12% of the Company’s revenues in 2018, 2017 and 2016, respectively.

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

The Company also designs and manufactures data communication cabinets and enclosures for data communication networks, offering a comprehensive line of fiber optic cross-connect systems.  The product line enables reliable, high-speed transmission of data over customers’ local area networks.

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

International Operations

The international operations of the Company are essentially the same as its domestic (PLP-USA) business.  The Company manufactures similar types of products in its international plants as are sold domestically, sells to similar types of customers and faces similar types of competition (and in some cases, the same competitors).  Sources of supply of raw materials are not significantly different internationally.  See Note M in the Notes to Consolidated Financial Statements for information and financial data relating to the Company’s international operations that represent reportable segments.

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

The Company believes that its Research and Engineering Center is one of the most sophisticated in the world in its specialized field.  The Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling.  Today, the Company’s reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a competitive advantage.  In addition to testing, the work performed at the Company’s Research and Development Center continues to fuel product development efforts.  For example, the Company estimates that approximately 14.8% of 2018 revenues were attributed to products developed by the Company in the past five years.  In addition, the Company’s position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations which are charged with the responsibility of establishing industry-wide specifications and performance criteria, including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission).  Research and development costs are expensed as incurred.  Research and development costs for new products were $2.4 million in 2018, $2.1 million in 2017 and $2.7 million in 2016.

Patents and Trademarks

The Company applies for patents in the U.S. and other countries, as appropriate, to protect its significant patentable developments.  As of December 31, 2018, the Company had in force 40 U.S. patents and 109 international patents in 21 countries and had 13 pending U.S. patent applications and 34 pending international applications.  While such domestic and international patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company’s business.  The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company’s business as a whole or to any of its businesses.  Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks.  The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology.  As of December 31, 2018, the Company had obtained U.S. registration on 37 trademarks and one trademark application remained pending.  International registrations amounted to 242 registrations in 36 countries, with two pending international registrations.

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

The Company’s primary domestic competitor for pressurized copper closures is Corning.  Based on its experience in the industry, the Company believes it maintains a strong market share position.

The fiber optic closure market is one of the most competitive product areas for the Company, with the Company competing against, among others, CommScope Electronics and Corning Cable Systems.  There are a number of primary competitors and several smaller niche competitors that compete at all levels in the marketplace.  The Company believes that it is one of four leading suppliers of fiber optic closures.

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

The Company also relies on certain other manufacturers to supply products that complement the Company’s product lines, such as ferrous castings, fiber optic cable and connectors and various metal racks.  The Company believes there are multiple sources of supply for these products.

The Company relies on sole source manufacturers for certain raw materials used in production.  The current state of economic uncertainty presents a risk that existing suppliers could go out of business.  However, there are other potential sources available for these materials, and the Company could relocate the tooling and processes to other manufacturers if necessary.

Raw material costs trended up throughout 2018.  The Company expects stable prices on metals and plastics throughout 2019.

Backlog Orders

The Company’s backlog was approximately $92.9 million at the end of 2018 and $93.8 million at the end of 2017.  All customer orders entered are firm at the time of entry.  Substantially all orders are shipped within a two to four-week period unless the customer requests an alternative date.

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

The Company believes it is in compliance in all material respects, with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability.  The Company does not expect to make any material capital expenditures during 2019 for environmental control facilities.  The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays.  However, the Company does not believe that these expenditures will ultimately result in a material adverse effect on its financial position or results of operations.  The Company cannot predict the precise effect such future requirements, if enacted, would have on the Company.  The Company believes that such regulations would be enacted over time and would affect the industry as a whole.

Employees

At December 31, 2018, the Company had 2,650 employees.  Approximately 27% of the Company’s employees are located in the U.S.

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

International sales account for a substantial portion of the Company’s net sales (60%, 61% and 60% in 2018, 2017 and 2016) and the Company expects these sales could increase as a percentage of net sales in the future.  Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, which could materially adversely affect U.S. dollar sales or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, reduced or limited protection of intellectual property rights, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards.  The Company is subject to foreign currency volatility which could materially impact the Company’s result, including the impact of hyper-inflationary conditions in certain economies, particularly where exchange controls limit or eliminate the Company’s ability to convert from local currency.  The Company is also subject to general geopolitical risks, such as political and economic instability, social unrest, terrorism and changes in diplomatic and trade relationships, in connection with its international operations.  Additionally. uncertainty relating to the United Kingdom’s vote to leave the European Union (“Brexit”) could adversely impact the Company.  These risks of conducting business internationally may have a material adverse effect on the Company’s business, operating results and financial condition.

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

The demand for the Company’s products is significantly affected by the amount of discretionary business and consumer spending, each of which is impacted by the continued uncertainty of the global economy.  The Company’s operations could be adversely affected by global economic conditions such as recession, political unrest in developing countries, or otherwise.  The liquidity and financial position of the Company’s customers could also impact their ability to pay in full and/or on a timely basis.  This lack of funding could have a negative impact on the Company’s results of operations and financial condition.

The Company may be adversely impacted by laws, regulation, and litigation.

The Company is subject to various laws and regulation.  For example, extensive environmental regulations related to air and water quality, the discharge of pollutants, the handling of toxic waste and the handling and transport of products and components classified as hazardous impact its daily operations.  The introduction of new laws or regulations, or changes in existing laws or regulations, could increase the costs of doing business.  At any given time, we may also be subject to litigation or claims related to our products, suppliers, customers, employees, shareholders, distributors, sales representatives, intellectual property or acquisitions, among other things, the disposition of which may have an adverse effect upon our business, financial condition, or results of operation. The outcome of litigation is difficult to assess or quantify. Lawsuits can result in the payment of substantial damages by defendants. If we are required to pay substantial damages and expenses as a result of these or other types of lawsuits, our business and results of operations would be adversely affected. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend, may cause reputational harm (particularly where any claims relate to significant harm to persons and property) and may divert time and money away from our operations. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.

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

The Company is subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating the provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. The Company’s effective tax rates could be affected by numerous factors, including but not limited to, intercompany transactions, the relative amount of its foreign earnings, including earnings being lower than anticipated in jurisdictions where the Company has lower statutory rates and higher than anticipated in jurisdictions where the Company has higher statutory rates, losses incurred in jurisdictions for which the Company is not able to realize the related tax benefit, changes in foreign currency exchange rates, changes in its deferred tax assets and liabilities and any related valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations.  In addition, many countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the recently enacted U.S. tax reform legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Finally, foreign governments may enact tax laws in response to the Tax Act that could result in further changes to global taxation and materially affect the Company’s financial position and results of operations.

The 2017 Tax Act significantly changed the taxation of U.S. based, multinational corporations. Our compliance with the Tax Act requires the use of estimates in our financial statements and exercise of significant judgment in accounting for its provisions. The implementation of the Tax Act requires interpretations and implementing regulations by the U.S. Treasury Department and Internal Revenue Service, as well as state tax authorities. The legislation could be subject to potential amendments and technical corrections, any of which could materially lessen or increase certain adverse impacts of the legislation. As regulations and guidance evolve with respect to the Tax Act, and as we gather information and perform more analysis, our results may differ from previous estimates and may materially affect our financial position.

The Company employs information technology systems to support its business, and any material breach, interruption or failure may adversely impact the Company’s business.

The Company employs information technology systems to support its business. Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations, and compromise information belonging to the Company and its customers, suppliers and employees, exposing the Company to liability which could adversely impact the Company’s business and reputation. In the ordinary course of business, the Company relies on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores certain data, including proprietary business information, and may have access to confidential or personal information in certain of its businesses that is subject to privacy and security laws, regulations and customer-imposed controls.  Despite the Company’s cybersecurity measures and oversight of such matters by the Board of Directors, which are continuously reviewed and upgraded, the Company’s information technology networks and infrastructure may still be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, service providers including cloud services, natural disasters or other catastrophic events. It is possible for such vulnerabilities to remain undetected for an extended period, up to and including several years.  Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to the Company’s reputation, which could adversely affect the Company’s business.

Item 1B. Unresolved Staff Comments

The Company does not have any unresolved staff comments.

Item 2.  Properties

The Company currently owns or leases 26 facilities, which together contain approximately 2.1 million square feet of manufacturing, warehouse, research and development, sales and office space worldwide.  Most of the Company’s international facilities contain space for offices, research and engineering (R&E), warehousing and manufacturing with manufacturing using a majority of the space.  The following table provides information regarding the Company’s principal facilities:

						Total Approximate
		Number of Facilities				Square Feet
Segment	Location	Manufacturing	Warehouse	R&E	Office	Owned	Leased
United States	United States	2	2	1	3	704,900

Americas	Brazil	1	1	1	1	167,600
	Argentina	1	1		1		26,400
	Canada	2	2	1	2	124,400
	Mexico	1	1		2	113,000	1,100

Asia-Pac	Australia	1	1	1	4	122,900	78,300
	China	1	1	1	1	132,100
	Indonesia	2	1		2	60,100	20,300
	Malaysia	1	1				18,600
	Thailand	1	3		1	80,000	49,500
	New Zealand	1	2	1	2		39,600

EMEA	Great Britain	1	1	1	1	89,400
	South Africa	1	1	1	1	68,800
	Spain	1	1	1	1	63,300	10,800
	Poland	1	1	1	1	175,000

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

The Company believes the claims against it are without merit and intends to vigorously defend against such claims. The Company is unable to predict the outcome of this case and cannot reasonably estimate a potential range of loss.  However, if the matter is to be determined in a manner adverse to the Company, it could have a material effect on the Company’s financial results.

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

Name	Age	Position
Robert G. Ruhlman	62	Chairman, President and Chief Executive Officer
Dennis F. McKenna	52	Chief Operating Officer
William H. Haag	55	Vice President - Asia Pacific Region
John M. Hofstetter	54	Vice President - Sales and Global Communications Markets
Tim O'Shaughnessy	48	Vice President - Human Resources
J. Ryan Ruhlman	35	Vice President - Marketing and Business Development
David C. Sunkle	60	Vice President - Research and Engineering and Manufacturing
Caroline S. Vaccariello	52	General Counsel and Corporate Secretary
Michael A. Weisbarth	54	Vice President - Finance and Treasurer

The following sets forth the name and recent business experience for each person who is an executive officer of the Company at March 1, 2019:

Robert G. Ruhlman was elected Chairman in July 2004.  Mr. Ruhlman has served as Chief Executive Officer since July 2000 and as President since 1995 (positions he continues to hold). Mr. Ruhlman is the father of J. Ryan Ruhlman, Vice-President – Marketing and Business Development and a Director of the Company, and of Maegan A. R. Cross, also a Director of the Company.

Dennis F. McKenna was elected Chief Operating Officer in January 2019.  Prior to that, Mr. McKenna served as Executive Vice President Global Business Development since January 2015 where he expanded his role to include worldwide marketing and business development strategies.  Prior to that, he was elected Vice President—Marketing and Global Business Development in April 2004.

William H. Haag was elected Vice President – Asia Pacific Region in January 2018.  Prior to that, Mr. Haag served as the Company’s Vice President—International Operations since April 1999.

John M. Hofstetter was elected Vice President – Sales and Global Communications Markets and Business Development in April 2012.

Tim O’Shaughnessy was elected Vice President - Human Resources in January 2019.  Prior to that, Mr. O’Shaughnessy served as the Company’s Director of Human Resources since 2017 where he was promoted from his previous role of International Human Resource Manager which he began in 2013.  Mr. O’Shaughnessy previously held various roles within the Finance organization since joining the Company in 2005.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on NASDAQ under the trading symbol “PLPC”.  As of March 4, 2019, the Company had approximately 1,900 shareholders of record.  The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company’s common shares as reported by the NASDAQ and (ii) the amount per share of cash dividends paid by the Company.

	Year ended December 31
	2018			2017
Quarter	High	Low	Dividend	High	Low	Dividend
First	$84.40	$59.95	$0.20	$57.87	$45.06	$0.20
Second	92.00	61.90	0.20	54.19	45.22	0.20
Third	90.54	70.28	0.20	68.64	46.00	0.20
Fourth	74.50	50.13	0.20	84.97	68.53	0.20

While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company’s Board of Directors in light of the current needs of the Company.  Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(1)	(1)	(2)
Equity compensation plans approved by security holders	262,422	$56.39	844,998
Equity compensation plans not approved by security holders	0	$0.00	0
Total	262,422		844,998

(1)	Of these shares, 230,922 were issued in the form of restricted stock units, which have no exercise price. Accordingly, such shares were not included in the weighted average exercise price.

(2)

The Company’s Long-Term Incentive Plan of 2008 was replaced in May 2016 by the 2016 Incentive Plan.  Up to 900,000 of the 1,000,000 shares initially authorized may be issued in the form of restricted shares or units under the new plan.  See Note H in the Notes to Consolidated Financial Statements for information relating to the Company’s 2016 Incentive Plan.

Performance Graph

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the Company’s common shares with the cumulative total return of hypothetical investments in the NASDAQ Composite Index and the Peer Group Index based on the respective market price of each investment at December 31, 2013, December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017, and December 31, 2018, assuming in each case an initial investment of $100 on December 31, 2013, and reinvestment of dividends.

	2013	2014	2015	2016	2017	2018
PREFORMED LINE PRODUCTS CO	100.00	75.72	59.53	83.70	103.78	80.18
NASDAQ MARKET INDEX	100.00	114.62	122.81	133.19	172.11	165.84
PEER GROUP INDEX	100.00	99.53	95.06	116.90	133.61	109.39

Purchases of Equity Securities

On December 13, 2017, the Board of Directors authorized a plan to repurchase up to an additional 228,138 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date.  The following table includes repurchases for the three months ended December 31, 2018:

Period (2018)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October	0	$0.00	51,548	198,452
November	0	$0.00	51,548	198,452
December	770	$49.78	52,318	197,682
Total	770

Item 6. Selected Financial Data

	2018	2017	2016	2015	2014
	(Thousands of dollars, except per share data)
Net Sales and Income
Net sales	$420,878	$378,212	$336,634	$354,666	$388,185
Operating income	32,934	26,108	21,479	12,349	21,238
Income before income taxes	32,588	25,806	20,953	11,706	21,410
Net income	26,581	12,654	15,255	6,675	12,861
Per Share Amounts
Net income - basic	$5.28	$2.48	$2.95	$1.25	$2.39
Net income - diluted	5.21	2.47	2.95	1.24	2.39
Dividends declared	0.80	0.80	0.80	0.80	0.80
Shareholders' equity	49.56	47.35	43.68	41.94	45.01
Other Financial Information
Current assets	$214,263	$207,130	$189,107	$188,497	$200,663
Total assets	358,797	359,785	340,937	324,573	353,967
Current liabilities	69,487	62,833	55,455	51,891	55,327
Long-term debt (including current portion)	26,408	36,046	44,391	31,864	31,865
Capital leases	110	169	236	268	173
Shareholders' equity	249,370	238,537	223,543	218,984	242,925

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

OVERVIEW

Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) was incorporated in Ohio in 1947.  We are an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries.  Our primary products support, protect, connect, terminate, and secure cables and wires.  We also provide solar hardware systems, mounting hardware for a variety of solar power applications, and fiber optic and copper splice closures. PLPC is respected around the world for quality, dependability and market-leading customer service.  Our goal is to continue to achieve profitable growth as a leader in the research, innovation, development, manufacture, and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets.  We have 26 sales and manufacturing operations in 18 different countries.

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

RECENT DEVELOPMENTS

On February 28, 2019, the Company acquired SubCon Electrical Fittings GmbH (“SubCon”), headquartered in Dornbirn, Austria with manufacturing operations in Brno, Czech Republic. The acquisition is not considered material as assets acquired are less than 5% of our total consolidated assets.  The acquisition of SubCon will strengthen our position in the global substation market and will expand our operational presence in Europe.

MARKET OVERVIEW

Our business continues to be highly concentrated in the energy and communications markets.  During the past several years, industry consolidation continued as distributor and service provider integrations occurred in our major markets.  The fluctuation of foreign currencies coupled with the varying degrees of recovery throughout the global economy has led to a challenging environment to sustain consistent sales levels over the past few years.  Prior to 2018, there had been a lack of commitment by developed countries to upgrade and strengthen their electrical grids and communication networks, despite the growing need.  Low oil prices, increasing commodity prices and changes in governmental leadership in certain markets have affected construction projects worldwide which suggests inherent uncertainty going forward.

In 2018, sales in the energy market continued to increase in the number and scale of transmission projects in North America while there was a continued decline in solar projects in the region.  We believe that our leadership position in the market and ability to deliver reliable products quickly will enable us to take advantage of prospects for continued growth as transmission grids are enhanced and extended.

Our international business is more concentrated in the energy and communications markets where we experienced our most significant top line growth in 2018.  Historically, our international sales were primarily related to the medium voltage distribution segment of the energy market, but have grown through acquisition and new product development to include a significant contribution from the transmission and telecommunications markets.  We believe that we are well positioned to supply the needs of the world’s diverse energy market requirements as a result of our strategically located operations and array of product designs and technologies.

As economic conditions evolve, we believe our efforts internationally will lead to growth in our communications business from opportunities where deployment of fixed line and wireless telecommunications services and broadband penetration rates remain low as a percentage of the total population.

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

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weaken against the U.S. dollar, our sales and costs decrease as the foreign currency-denominated financial statements translate into fewer U.S. dollars.  In total, foreign currencies weakened against the U.S. dollar in 2018 in contrast to the currencies strengthening in 2017.  The fluctuations of foreign currencies during the year ended December 31, 2018 had an unfavorable impact on net sales of $5.7 million as compared to a favorable impact of $5.2 million in 2017.  On a reportable segment basis, the unfavorable and favorable impact of foreign currency translation on net sales and net income for the years ended December 31, 2018 and 2017, respectively, was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income (Loss)
(Thousands of dollars)	2018	2017	2018	2017
The Americas	$(8,173)	$1,688	$(311)	$67
EMEA	2,443	1,651	157	69
Asia-Pacific	75	1,897	(22)	21
Total	$(5,655)	$5,236	$(176)	$157

The effect of currency translation had an unfavorable impact on net income in the year ended December 31, 2018 of $.2 million and a favorable impact on net income in 2017 of $.2 million.  There was an incremental $.3 million in losses on foreign currency translation on operating income for the year ended December 31, 2018.  There was a transaction loss of $1.5 million in the year ended December 31, 2018 as compared to a transaction gain for the year ended December 31, 2017 of $.3 million as summarized in the following table:

	Foreign Currency Translation Impact
	Year Ended December 31
(Thousands of dollars)	2018	2017
Operating income	$32,934	$26,108
Translation loss	295	0
Transaction loss (gain)	1,528	(348)
Operating income excluding currency impact	$34,757	$25,760

Despite the continued changes in the current global economy, we believe our business fundamentals and our financial position are sound and strategically well-positioned.  We remain focused on assessing our global market opportunities and overall manufacturing capacity in conjunction with the requirements of local manufacturing in the markets that we serve. If necessary, we will utilize our global manufacturing network to manage costs, while driving sales and delivering value to our customers.  We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our current and new customers.  We currently have a bank debt to equity ratio of 14.2% and can borrow needed funds at a competitive interest rate under our credit facility.  Debt decreased $1.5 million as of December 31, 2018, driving the decrease in our bank debt to equity ratio, compared to 15.5% at December 31, 2017.  See Note E in the Notes to Consolidated Financial Statements for more information related to our debt position.

The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the years ended December 31, 2018 and 2017.  The Company’s past operating results are not necessarily indicative of future operating results.

	Year Ended December 31
(Thousands of dollars)	2018		2017		Change
Net sales	$420,878	100.0%	$378,212	100.0%	$42,666
Cost of products sold	288,647	68.6	259,584	68.6	29,063
GROSS PROFIT	132,231	31.4	118,628	31.4	13,603
Costs and expenses	99,297	23.6	92,520	24.5	6,777
OPERATING INCOME	32,934	7.8	26,108	6.9	6,826
Other expense	(346)	(0.1)	(302)	(0.1)	(44)
INCOME BEFORE INCOME TAXES	32,588	7.7	25,806	6.8	6,782
Income taxes	6,007	1.4	13,152	3.5	(7,145)
NET INCOME	$26,581	6.3%	$12,654	3.3%	$13,927

2018 RESULTS OF OPERATIONS COMPARED TO 2017

Net sales.  In 2018, net sales were $420.9 million, an increase of $42.7 million, or 11%, compared to 2017.  Excluding the unfavorable effect of currency translation, net sales increased 13% as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2018	2017	Change	Translation	Translation	Change
Net sales
PLP-USA	$169,040	$147,646	$21,394	$0	$21,394	14%
The Americas	66,868	69,764	(2,896)	(8,173)	5,277	8
EMEA	69,773	63,916	5,857	2,443	3,414	5
Asia-Pacific	115,197	96,886	18,311	75	18,236	19
Consolidated	$420,878	$378,212	$42,666	$(5,655)	$48,321	13%

The increase in PLP-USA net sales of $21.4 million, or 14%, was primarily due to a volume increase in energy product sales.  International net sales for the year ended December 31, 2018 were unfavorably affected by $5.7 million when local currencies were converted to U.S. dollars.  The following discussion of changes in net sales excludes the effect of currency translation.  The Americas net sales of $66.9 million increased $5.3 million, or 8%, primarily due to higher volume in energy and communication product sales.  EMEA net sales of $69.8 million increased $3.4 million, or 5%, primarily due to volume increases in energy products in the region.  The Asia-Pacific net sales of $115.2 million increased $18.2 million, or 19%, compared to 2017.  The increase in net sales is primarily due to a sales volume increase in energy, communication and special industries products.

Gross Profit.  Gross profit of $132.2 million for 2018 increased $13.6 million, or 12%, compared to 2017.  Excluding the unfavorable effect of currency translation, gross profit increased $16.2 million, or 14%, as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2018	2017	Change	Translation	Translation	Change
Gross profit
PLP-USA	$59,012	$49,884	$9,128	$0	$9,128	18%
The Americas	25,570	24,584	986	(3,259)	4,245	17
EMEA	19,747	19,473	274	705	(431)	(2)
Asia-Pacific	27,902	24,687	3,215	(34)	3,249	13
Consolidated	$132,231	$118,628	$13,603	$(2,588)	$16,191	14%

PLP-USA gross profit of $59.0 million increased by $9.1 million compared to 2017 mostly due to an increase in sales volume and a shift in mix toward higher margin products.  International gross profit for the year ended December 31, 2018 was unfavorably impacted by $2.6 million when local currencies were translated to U.S. dollars.  The following discussion of gross profit changes excludes the effects of currency translation.  The Americas gross profit increase of $4.2 million was primarily the result of product margin improvement in the region due to a favorable shift in sales mix toward higher margin products combined with the $5.3 million improvement in sales.  EMEA gross profit decreased $.4 million despite the $3.4 million increase in sales in the region, primarily in lower margin energy products.  Asia-Pacific’s gross profit increased $3.2 million as sales mix shifted to higher margin products combined with an increase in sales of $18.2 million.

Costs and expenses. Costs and expenses of $99.3 million for the year ended December 31, 2018 increased $6.8 million, or 7%, compared to 2017.  Excluding the favorable effect of currency translation, costs and expenses increased $9.1 million, or 10%, as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2018	2017	Change	Translation	Translation	Change
Costs and expenses
PLP-USA	$47,866	$44,197	$3,669	$0	$3,669	8%
The Americas	14,053	13,264	789	(2,799)	3,588	27
EMEA	15,198	13,945	1,253	511	742	5
Asia-Pacific	22,180	21,114	1,066	(4)	1,070	5
Consolidated	$99,297	$92,520	$6,777	$(2,292)	$9,069	10%

PLP-USA costs and expenses of $47.9 million increased $3.7 million, or 8%.  PLP-USA’s year-over-year increase was attributable to higher personnel related expenses, including benefits of $2.1 million, and a $1.1 million incremental loss in net foreign currency transaction exchange effect.  Additionally, higher commission expense of $.2 million as a result of increased sales, increased travel and entertainment expenses of $.2 million and increased professional fees of $.2 million contributed to the year-over-year increase.  Foreign currency exchange losses were primarily related to translating into U.S. dollars its foreign currency denominated loans, trade receivables and royalty receivables from its foreign subsidiaries at the December 2018 year-end exchange rates.  International costs and expenses for the year ended December 31, 2018 were favorably impacted by $2.3 million when local currencies were translated to U.S. dollars.  The following discussions of costs and expenses exclude the effect of currency translation.  The Americas costs and expenses increase of $3.6 million was primarily due to a net loss on foreign currency transactional exchange of $1.9 million, higher personnel related costs of $1.6 million and higher professional fee expense of $.1 million.  EMEA costs and expenses of $15.2 million increased $.7 million mainly due to higher personnel related costs.  Asia-Pacific costs and expenses of $22.2 million increased $1.1 million primarily due to higher personnel related expenses of $1.0 million and increased professional fees of $.1 million.

Other income (expense).  Other expense of $.3 million for the year ended December 31, 2018 remained flat as compared to 2017.

Income taxes.  Income taxes for the years ended December 31, 2018 and 2017 were $6.0 million and $13.2 million, respectively, based on pre-tax income of $32.6 million and $25.8 million, respectively. The effective tax rate for the years ended December 31, 2018 and 2017 was 18.4% and 51.0%, respectively, compared to the U.S. federal statutory rate of 21% and 35% for the years ended December 31, 2018 and 2017, respectively.  Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S. federal statutory income tax rate, and the relative amount of income earned in those jurisdictions where such earnings are permanently reinvested.  It is also affected by discrete items that may occur in any given period but are not consistent from year to year.  The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and 35% for 2018 and 2017, respectively and our effective tax rate:

2018

1.

A $1.2 million, or 3.6%, decrease resulting primarily from a final measurement of the provisional amount of the Deemed Repatriation Transition Tax (“Transition Tax”) and other U.S. permanent items and state and local income taxes.

2.

A $.7 million, or 2.1%, decrease resulting from a net increase of the prior year provisional adjustment of our deferred taxes due to the result of U.S. federal statutory rate decrease included in the Tax Cuts and Jobs Act of 2017.

3.	A $1.1 million, or 3.1%, increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

2017

1.

A $2.5 million, or 9.6%, increase resulting primarily from a $2.6 million charge as a result of the Deemed Repatriation Transition Tax (“Transition Tax”) and partially offset by other U.S. permanent items and state and local income taxes.

2.	A $3.2 million, or 12.2%, increase resulting from the net reduction in our deferred taxes due to the result of a U.S. federal statutory rate decrease included in the Tax Cuts and Jobs Act.
3.	A $1.5 million, or 5.8%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

Net income.  As a result of the preceding items, net income for the year ended December 31, 2018 was $26.6 million, compared to $12.7 million for 2017.  Excluding the effect of currency translation, net income increased $14.1 million as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2018	2017	Change	Translation	Translation	Change
Net income (loss)
PLP-USA	$9,900	$(2,367)	$12,267	$-	$12,267	NM
The Americas	8,479	8,169	310	(311)	621	8
EMEA	3,527	4,088	(561)	157	(718)	(18)
Asia-Pacific	4,675	2,764	1,911	(22)	1,933	70
Consolidated	$26,581	$12,654	$13,927	$(176)	$14,103	111%

NM – Not meaningful

PLP-USA’s net income of $9.9 million was an increase of $12.3 million year over year, mainly due to the current year favorable income tax expense impact resulting from the newly enacted Tax Act of $6.7 million combined with a year-over-year increase in operating income of $5.6 million.  International net income for the year ended December 31, 2018 was favorably affected by approximately $.2 million when local currencies were converted to U.S. dollars.  The following discussion of net income excludes the effect of currency translation.  The Americas net income of $8.5 million increased $.6 million mainly as a result of a $.7 million increase in operating income, slightly offset by a $.1 million increase in income tax expense.  EMEA net income decreased $.7 million as a result of a $1.1 million decrease in operating income offset by a year-over-year decrease in income taxes of $.4 million.  Asia-Pacific net income improved $1.9 million mainly as a result of a $2.2 million increase in operating income offset by an increase in income tax expense for the region of $.3 million.

2017 RESULTS OF OPERATIONS COMPARED TO 2016

The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the years ended December 31, 2017 and 2016.

	Year Ended December 31
(Thousands of dollars)	2017		2016		Change
Net sales	$378,212	100.0%	$336,634	100.0%	$41,578
Cost of products sold	259,584	68.6	227,220	67.5	32,364
GROSS PROFIT	118,628	31.4	109,414	32.5	9,214
Costs and expenses	92,520	24.6	87,935	26.1	4,585
OPERATING INCOME	26,108	6.9	21,479	6.4	4,629
Other income (expense)	(302)	(0.1)	(526)	(0.2)	(224)
INCOME BEFORE INCOME TAXES	25,806	6.8	20,953	6.2	4,853
Income taxes	13,152	3.5	5,698	1.7	7,454
NET INCOME	$12,654	3.3%	$15,255	4.5%	$(2,601)

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

2017

4.	A $2.5 million, or 9.6%, increase resulting primarily from a $2.6 million charge as a result of the Transition Tax and partially offset by other U.S. permanent items and state and local income taxes.
5.	A $3.2 million, or 12.2%, increase resulting from the net reduction in our deferred taxes due to the result of U.S. federal statutory rate decrease included in the Tax Act.
6.	A $1.5 million, or 5.8%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

2016

3.	A $.4 million, or 2.0%, decrease resulting from losses in certain jurisdictions where no tax benefit was previously recognized.
4.	A $.5 million, or 2.2%, increase resulting primarily from incremental tax from the repatriation of foreign earnings, partially offset by other U.S. permanent items and state and local income taxes.
3.	A $.2 million, or 0.9%, decrease of unrecognized tax benefits due to expiration of statutes of limitations.
4.	A $1.5 million, or 7.1%, decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

Net income.  As a result of the preceding items, net income for the year ended December 31, 2017 was $12.7 million, compared to $15.3 million for 2016.  Excluding the effect of currency translation, net income decreased $2.8 million as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2017	2016	Change	Translation	Translation	Change
Net income (loss)
PLP-USA	$(2,367)	$2,007	$(4,374)	$0	$(4,374)	(218)%
The Americas	8,169	5,881	2,288	71	2,217	38
EMEA	4,088	6,243	(2,155)	95	(2,250)	(36)
Asia-Pacific	2,764	1,124	1,640	21	1,619	(144)
Consolidated	$12,654	$15,255	$(2,601)	$187	$(2,788)	(18)%

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives.  In 2018, we used cash of $9.5 million for capital expenditures.  We ended 2018 with $43.9 million of cash, cash equivalents and restricted cash (“cash”).  Our cash is held in various locations throughout the world.  At December 31, 2018, the majority of our cash is held outside the U.S.

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

Our financial position remains strong and our current ratio at December 31, 2018 and 2017 was 3.1 to 1 and 3.3 to 1, respectively.  Total debt at December 31, 2018 was $35.5 million.  At December 31, 2018, our unused availability under our line of credit was $49.8 million and our bank debt to equity percentage was 14.2%.  On March 13, 2018, the Company extended the term on its $65 million credit facility from June 30, 2019 to June 30, 2021.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless its funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread becomes 1.500%.  As of December 31, 2018, the Company’s Polish subsidiary had borrowed $.9 million at a rate of 1.125% plus the Warsaw Interbank Offer Rate with a term expiring June 30, 2021.  As of December 31, 2018, the interest rates on the U.S. and Polish line of credit agreement were 3.63% and 2.77%, respectively.  As of December 31, 2018, the Company’s Australian subsidiary had borrowed $2.1 million at a rate of 1.125% plus the Australian Bank Bill Swap Bid Rate with a term expiring June 30, 2021.  As of December 31, 2018, the interest rate on the Australian line of credit agreement was 2.96%.  Under the credit facility, at December 31, 2018, the Company had utilized $15.2 million with $49.8 million available under the line of credit net of long-term outstanding letters of credit.  The PLP-USA line of credit provides for $5.0 million to be available to the Company’s subsidiaries.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability.  At both December 31, 2018 and 2017, the Company was in compliance with all covenants.

We own a corporate aircraft with a remaining balance due on the loan of $11.0 million, of which $1.4 million is classified as short-term, with a term expiring in 2026.  The loan is secured by the purchased aircraft.

We expect that our major source of funding for 2019 and beyond will be our operating cash flows, our existing cash and cash equivalents as well as our line of credit agreement.  We earn a significant amount of our operating income outside the United States, which, except for current earnings in certain jurisdictions, is deemed to be indefinitely reinvested in foreign jurisdictions.  We currently do not intend nor foresee a need to repatriate these funds.  We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months and thereafter for the foreseeable future.  In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions.  We also believe that we can expand our borrowing capacity, if necessary, however, we do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

Sources and Uses of Cash

Cash at December 31, 2018 decreased $1.7 million compared to December 31, 2017.  Net cash provided by operating activities was $23.0 million. The most significant net investing and financing uses of cash were payments of long-term debt of $85.5 million, capital expenditures of $9.5 million, a combined net purchase of marketable securities and a company-owned life insurance policy of $4.7 million, share repurchases of $4.2 million and dividends paid of $4.2 million, partially offset by net debt and notes payable proceeds of $85.5 million. Currency had a negative $1.6 million impact on cash when translating foreign denominated financial statements to U.S. dollars.

Net cash provided by operating activities for the year ended December 31, 2018 and 2017 was $23.0 million and $33.8 million, respectively.  The $10.8 million decrease was primarily a result of an increase in cash usage for operating assets (net of operating liabilities) of $24.4 million, which included a $5.3 million contribution to the pension plan, partially offset by an increase in net income of $13.9 million.

Net cash used in investing activities of $14.0 million for the year ended December 31, 2018 represents an increase of $11.5 million when compared to cash used in investing activities for the year ended December 31, 2017.  The increased use of cash was primarily related to a reduction in cash provided from fixed-term deposits of $8.5 million along with net cash used of $4.7 million related to the purchase of marketable securities and a company-owned life insurance policy, partially offset by a decrease in cash used for capital expenditures of $1.7 million.

Cash used in financing activities for the year ended December 31, 2018 was $9.1 million compared to a use of $19.6 million in the year ended December 31, 2017. The $10.5 million improvement was primarily a result of a net favorable change in debt transactions of $7.9 million in 2018 as compared to 2017 and a net year-over-year decrease in cash used in capital stock transactions of $2.6 million.

We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and capital leases primarily for equipment.

Contractual obligations and other commercial commitments are summarized in the following tables:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(Thousands of dollars)
Notes payable to bank (A)	$9,042	$9,042	$0	$0	$0
Long-term debt (B)	26,408	1,508	18,223	2,930	3,747
Capital leases	189	60	89	40	0
Operating leases	12,998	2,225	3,408	1,086	6,279
Purchase commitments	634	634	0	0	0
Pension contribution and other retirement plans (C)	0	0	0	0	0

	Amount of Commitment Expiration by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(Thousands of dollars)
Letters of credit	$2,508	$2,508	$-	$-	$-
Guarantees	4,855	1,558	1,491	1,012	794

(A)	Interest on short-term debt is included in the table at interest rates from 2.83% to 9.40% in effect at December 31, 2018.
(B)	Interest on long-term debt is included in the table at interest rates from 2.71% to 4.60% based on the variable interest rates in effect at December 31, 2018.
(C)

The Company does not expect to make contributions to the Company’s defined benefit pension plan in 2019.  Future expected amounts beyond one year have not been disclosed as such amounts are subject to change based on performance of the assets in the plan as well as the discount rate used to determine the obligation.

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

Receivable Allowances

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The allowance for doubtful accounts represents approximately less than 3.5% and 3.8% of our trade receivables balance at December 31, 2018 and 2017, respectively.

Excess and Obsolescence Reserves

We provide excess and obsolescence reserves to state inventories at the lower of cost or estimated net realizable value.  We identify inventory items that have had no usage or are in excess of the usages over the historical 12 to 24 months.  A management team with representatives from marketing, manufacturing, engineering and finance reviews these inventory items, determines the disposition of the inventory and assesses the net realizable value based on their knowledge of the product and market conditions.  These conditions include, among other things, future demand for product, product utility, unique customer order patterns or unique raw material purchase patterns, changes in customer and quality issues.  The allowance for excess and obsolete inventory was 9.6% and 10.6% for the years ended December 31, 2018 and December 31, 2017, respectively.   If the impact of market conditions deteriorates from those projected by management, additional inventory reserves may be necessary.

Impairment of Long-Lived Assets

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those items.  Our cash flows are based on historical results adjusted to reflect the best estimate of future market and operating conditions.  The net carrying value of assets not recoverable is then reduced to fair value.  The estimates of fair value represent the best estimate based on industry trends and reference to market rates and transactions.

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

Our measurement date for our annual impairment test is October 1 of each year.  We performed our annual impairment tests for goodwill as of October 1, 2018. We did not have any impairment for goodwill for the years ended December 31, 2018 or 2017. See Note J for additional information.

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

ASC 740 requires subjectivity to identify outcomes and to assign probability in order to estimate the settlement amount.  We provide estimates in order to determine settlement amounts.  During the year ended December 31, 2018, we did not record any activity for uncertain tax positions.  At December 31, 2018, there was no reserve requirement for uncertain tax positions.

Pensions

We record obligations and expenses related to a pension benefit plan based on actuarial valuations, which include key assumptions on discount rates, expected returns on plan assets and compensation increases.  These actuarial assumptions are reviewed annually and modified as appropriate.  The effect of modifications is generally recorded or amortized over future periods. The discount rate of 4.25% at December 31, 2018 reflects an analysis of yield curves as of the end of the year and the schedule of expected cash needs of the plan.  The expected long-term return on plan assets of 8.0% reflects the plan’s historical returns and represents our best estimate of the likely future returns on the plan’s asset mix.  We believe the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries.  However, an increase in the discount rate would decrease the plan obligations and the net periodic benefit cost, while a decrease in the discount rate would increase the plan obligations and the net periodic benefit cost.  In addition, an increase in the expected long-term return on plan assets would decrease the net periodic pension cost, while a decrease in expected long-term return on plan assets would increase the net periodic pension cost.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately.  For additional details regarding SAB 118, refer to Note G “Income Taxes.”

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  The Company adopted ASU 2017-07 as of January 1, 2018.  The adoption did not have a material impact on the Company’s consolidated statements of operations and since prior period reclassifications were deemed immaterial, the Company elected to not make a retrospective adjustment to prior period income statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  The Company adopted ASU 2016-18 as of January 1, 2018 using a retrospective transition method to each period presented.  The cash, cash equivalents and restricted cash balance on the Company’s consolidated cash flow includes $.3 million and $1.2 million of restricted cash as of December 31, 2018 and December 31, 2017, respectively.  Restricted cash is included in Other assets on the Company’s consolidated balance sheet in each period presented.  The adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements.  Refer to Note E “Debt Arrangements” for additional details regarding the Company’s restricted cash.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, which changes how companies recognize, measure, present and make disclosures about certain financial assets and financial liabilities. Under this guidance, entities have to measure certain equity investments, including available-for-sale securities, at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods therein. The Company adopted ASU 2016-01 effective January 1, 2018.   Refer to Note K “Fair Value of Financial Assets and Liabilities” for additional details regarding the Company’s marketable securities.

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

The Company implemented changes to processes and controls to meet the standard’s reporting and disclosure requirements and adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective transition method applied to contracts that were not yet completed at that date.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be presented based on the Company’s historic accounting policy.  The cumulative impact of adopting ASU 2014-09 as of January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.  Further, the Company does not expect the impact of the adoption of ASU 2014-09 to be material to its consolidated financial statements on an ongoing basis. Refer to Note L “Revenue” for additional details regarding the Company’s revenue recognition policy.

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

This ASU is required to be applied using a modified retrospective adoption method with the option of applying the guidance either retrospectively to each prior comparative reporting period presented or retrospectively at the beginning of the period of adoption. This ASU is effective for interim and annual periods on January 1, 2019, and the Company will apply the transitional package of practical expedients allowed by the standard to not reassess the identification, classification and initial direct costs of leases commencing before this ASU's effective date; however, the Company will not elect the hindsight transitional practical expedient. The Company also will apply the practical expedient to not separate lease and non-lease components to new leases as well as existing leases through transition. The Company will elect an accounting policy to not apply recognition requirements of the guidance to short-term leases.

In July of 2018, the FASB issued ASU 2018-11, “Targeted Improvements to ASC 842,” which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the initial application of transition.  The amendments in Topic 842 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.

The Company established a cross-functional implementation team and is finalizing policy elections, the discount rate to be used on January 1, 2019, data and business processes and controls to support recognition and disclosure under the new standard.  As discussed above, the primary impact upon adoption will be the recognition of right of use assets and lease obligations, on a discounted basis, of our minimum lease obligations as disclosed in Note F “Leases”.   The adoption of this ASU is not expected to have a material impact on the Company’s results of operations, cash flows or debt covenants.

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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%.  As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar.  The impact to the Company’s Consolidated financial statements was not material and is included in the December 31, 2018 results.  Revenue from operations in Argentina was less than 2% of total consolidated net sales for the year ended December 31, 2018.

As of December 31, 2018, the Company had no foreign currency forward exchange contracts outstanding.  The Company does not hold derivatives for trading purposes.

The Company's primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and payables and cash and short-term investments.  A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $6.0 million and on income before tax of $2.7 million.

The Company is exposed to market risk, including changes in interest rates.  The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $35.5 million at December 31, 2018.  A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.3 million for the year ended December 31, 2018.

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

A discount rate is used to determine the present value of future payments.  In general, our liability increases as the discount rate decreases and decreases as the discount rate increases.  The discount rate used to determine the future benefit obligation was 4.25% at both years ended December 31, 2018 and 2017.  The discount rate is a significant factor in determining the amounts reported.  A 50 basis point change in the discount rate of 4.25% used at December 31, 2018 would have a $.1 million effect on the Plan’s projected benefit obligation.

The Company developed the expected return on Plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns.  The Company assumed an expected rate of return of 8.0% in both 2018 and 2017.  A 50 basis point change in the expected rate of return would have a $.3 million effect on the Plan’s subsequent year’s net periodic pension cost.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Preformed Line Products Company

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Preformed Line Products and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related Statements of Consolidated Income, Comprehensive Income, Cash Flows, and Shareholders' Equity for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008

Cleveland, Ohio

March 8, 2019

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	2018	2017
	(Thousands of dollars, except share and per share data)
ASSETS
Cash and cash equivalents	$43,609	$44,358
Accounts receivable, less allowances of $3,178 ($3,325 in 2017)	73,139	73,972
Inventories - net	85,259	77,886
Prepaids	6,205	3,434
Prepaid taxes	3,169	5,266
Other current assets	2,882	2,214
TOTAL CURRENT ASSETS	214,263	207,130
Property, plant and equipment - net	102,955	108,598
Intangibles - net	8,458	10,020
Goodwill	15,621	16,544
Deferred income taxes	6,900	7,774
Other assets	10,600	9,719
TOTAL ASSETS	$358,797	$359,785
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable	$26,414	$25,141
Notes payable to banks	9,042	864
Current portion of long-term debt	1,448	1,448
Accrued compensation and amounts withheld from employees	11,153	11,461
Accrued expenses and other liabilities	12,582	14,686
Accrued profit-sharing and other benefits	6,982	6,284
Dividends payable	1,051	1,046
Income taxes payable	815	1,903
TOTAL CURRENT LIABILITIES	69,487	62,833
Long-term debt, less current portion	24,960	34,598
Unfunded pension obligation	5,259	10,664
Deferred income taxes	1,711	2,090
Other noncurrent liabilities	8,010	11,063
SHAREHOLDERS' EQUITY
Shareholders' equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,020,410 and 5,038,207 issued and outstanding, at December 31, 2018 and December 31, 2017, respectively	12,662	12,593
Common shares issued to rabbi trust, 269,630 and 289,026 shares at December 31, 2018 and December 31, 2017, respectively	(11,008)	(11,834)
Deferred compensation liability	11,008	11,834
Paid-in capital	34,401	29,734
Retained earnings	334,170	311,765
Treasury shares, at cost, 1,310,387 and 1,258,069 shares at
December 31, 2018 and December 31, 2017, respectively	(72,280)	(68,115)
Accumulated other comprehensive loss	(59,583)	(47,440)
TOTAL SHAREHOLDERS' EQUITY	249,370	238,537
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$358,797	$359,785

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31
	2018	2017	2016
	(In thousands, except per share data)
Net sales	$420,878	$378,212	$336,634
Cost of products sold	288,647	259,584	227,220
GROSS PROFIT	132,231	118,628	109,414
Costs and expenses
Selling	36,358	34,048	31,799
General and administrative	45,398	43,160	42,057
Research and engineering	15,107	14,327	14,025
Other operating expenses - net	2,434	985	54
	99,297	92,520	87,935
OPERATING INCOME	32,934	26,108	21,479
Other income (expense)
Interest income	486	430	291
Interest expense	(1,290)	(1,061)	(844)
Other income (expense)	458	329	27
	(346)	(302)	(526)
INCOME BEFORE INCOME TAXES	32,588	25,806	20,953
Income taxes	6,007	13,152	5,698
NET INCOME	$26,581	$12,654	$15,255
BASIC EARNINGS PER SHARE
Net income	$5.28	$2.48	$2.95
DILUTED EARNINGS PER SHARE
Net income	$5.21	$2.47	$2.95
Cash dividends declared per share	$0.80	$0.80	$0.80
Weighted-average number of shares outstanding - basic	5,032	5,102	5,166
Weighted-average number of shares outstanding - diluted	5,107	5,133	5,178

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31
	2018	2017	2016
	(Thousands of dollars)
Net income	$26,581	$12,654	$15,255
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(12,285)	10,070	(3,579)
Recognized net actuarial gains	386	269	326
Gain (loss) on unfunded pension obligations	(244)	(410)	35
Other comprehensive income (loss), net of tax	(12,143)	9,929	(3,218)
Comprehensive income	$14,438	$22,583	$12,037

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31
	2018	2017	2016
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$26,581	$12,654	$15,255
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12,444	12,790	11,996
Provision for accounts receivable allowances	1,206	1,165	2,184
Provision for inventory reserves	2,402	1,205	2,736
Deferred income taxes	314	2,436	2,249
Share-based compensation expense	4,236	3,055	1,366
(Gain) loss on sale of property and equipment	(156)	160	(20)
Other - net	192	213	539
Changes in operating assets and liabilities assets:
Accounts receivable	(4,499)	(9,205)	(2,292)
Inventories	(13,703)	(2,208)	(6,354)
Trade accounts payables and accrued liabilities	3,048	4,957	4,270
Income taxes, net	(1,896)	7,134	(4,999)
Contributions to company pension plan	(5,340)	(225)	(991)
Other - net	(1,853)	(301)	35
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,976	33,830	25,974
INVESTING ACTIVITIES
Capital expenditures	(9,528)	(11,233)	(24,725)
Proceeds from the sale of property and equipment	195	142	70
Purchase of marketable securities	(4,690)	0	0
Proceeds from sale of marketable securities	2,953	0	0
Purchase of company owned life insurance policy	(2,953)	0	0
Fixed-term deposits	0	8,527	(3,815)
NET CASH USED IN INVESTING ACTIVITIES	(14,023)	(2,564)	(28,470)
FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	8,446	(537)	851
Proceeds from long-term debt	76,030	55,581	70,274
Payments of long-term debt	(85,496)	(63,981)	(57,742)
Dividends paid	(4,088)	(4,099)	(4,170)
Excess tax benefits from share-based awards	0	0	(2)
Proceeds from issuance of common shares	222	1,962	248
Purchase of common shares for treasury	(191)	(2)	(3,108)
Purchase of common shares for treasury from related parties	(3,974)	(8,475)	(1,962)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(9,051)	(19,551)	4,389
Effects of exchange rate changes on cash and cash equivalents	(1,591)	1,359	(1,539)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,689)	13,074	354
Cash, cash equivalents and restricted cash at beginning of year	45,599	32,525	32,171
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR(1)	$43,910	$45,599	$32,525

(1)

Includes restricted cash of $.3 million, $1.2 and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.  For further information regarding restricted cash, refer to Note E, “Debt Arrangements.”

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total
	(In thousands, except share and per share data)
Balance at January 1, 2016	$12,478	$(12,052)	$12,052	$22,916	$292,311	$(54,570)	$(47,916)	$(6,235)	$218,984
Net income					15,255				15,255
Foreign currency translation adjustment							(3,579)		(3,579)
Recognized net actuarial loss, net of tax provision of $196								326	326
Gain on unfunded pension obligations, net of tax provision of $21								35	35
Total comprehensive income									12,037
Share-based compensation				1,366	(27)				1,339
Excess tax benefits from share-based awards				2					2
Purchase of 118,430 common shares						(5,070)			(5,070)
Issuance of 15,131 common shares	30			345					375
Common shares issued to rabbi trust of 646, net		(2)	2						0
Cash dividends declared - $.80 per share					(4,124)				(4,124)
Balance at December 31, 2016	$12,508	$(12,054)	$12,054	$24,629	$303,415	$(59,640)	$(51,495)	$(5,874)	$223,543
Net income					12,654				12,654
Foreign currency translation adjustment							10,070		10,070
Recognized net actuarial loss, net of tax provision of $199								269	269
(Loss) on unfunded pension obligations, net of tax provision of $247								(410)	(410)
Total comprehensive income									22,583
Share-based compensation				3,055	(231)				2,824
Purchase of 121,626 common shares						(8,475)			(8,475)
Issuance of 42,080 common shares	85			2,050					2,135
Common shares distributed from rabbi trust of 8,255, net		220	(220)						0
Cash dividends declared - $.80 per share					(4,073)				(4,073)
Balance at December 31, 2017	$12,593	$(11,834)	$11,834	$29,734	$311,765	$(68,115)	$(41,425)	$(6,015)	$238,537
Net income					26,581				26,581
Foreign currency translation adjustment							(12,285)		(12,285)
Recognized net actuarial gain, net of tax provision of $139								386	386
(Loss) on unfunded pension obligations, net of tax benefit of $77								(244)	(244)
Total comprehensive income									14,438
Share-based compensation				4,236	(152)				4,084
Purchase of 52,318 common shares						(4,165)			(4,165)
Issuance of 34,521 common shares	69			431					500
Common shares distributed from rabbi trust of 19,396, net		826	(826)						0
Cash dividends declared - $.80 per share					(4,024)				(4,024)
Balance at December 31, 2018	$12,662	$(11,008)	$11,008	$34,401	$334,170	$(72,280)	$(53,710)	$(5,873)	$249,370

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

We provide excess and obsolescence reserves to state inventories at the lower of cost or estimated net realizable value.  We identify inventory items that have had no usage or are in excess of the usages over the historical 12 to 24 months.  A management team with representatives from marketing, manufacturing, engineering and finance reviews these inventory items, determines the disposition of the inventory and assesses the net realizable value based on their knowledge of the product and market conditions.  These conditions include, among other things, future demand for product, product utility, unique customer order patterns or unique raw material purchase patterns, changes in customer and quality issues.  The allowance for excess and obsolete inventory was 9.6% and 10.6% for the years ended December 31, 2018 and December 31, 2017, respectively.   If the impact of market conditions deteriorates from those projected by management, additional inventory reserves may be necessary.

Fair Value of Financial Instruments

Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosures of the fair value of financial instruments.  The estimated fair value of financial instruments was principally based on market prices where such prices were available, and when unavailable, fair values were estimated based on market prices of similar instruments.

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

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying value of the assets are impaired and the undiscounted future cash flows estimated to be generated by such assets are less than the carrying value. The Company’s cash flows are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions.  The net carrying value of assets not recoverable is then reduced to fair value.  The estimate of fair value represents the Company’s best estimate based on industry trends and reference to market rates and transactions.  The Company did not record any impairment to long-lived assets during the years ended December 31, 2018 and 2017.

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

The Company performed its annual impairment test for goodwill as of October 1, 2018 and 2017 and determined that no adjustment to the carrying value was required for the years ended December 31, 2018 and 2017.

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

Research and Development

Research and development costs for new products are expensed as incurred and totaled $2.4 million in 2018, $2.1 million in 2017 and $2.7 million in 2016.

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

In January 2018, the Financial Accounting Standard Board released guidance on the accounting for tax on the global intangible low-taxed income (GILTI) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as a period cost are both acceptable methods subject to an accounting policy election.  The Company has elected to account for GILTI as a component of tax expense in the period incurred.

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

Advertising

Advertising costs are expensed as incurred and totaled $1.9 million in 2018, $1.7 million in 2017 and $1.8 million in 2016.

Foreign Currency Translation

Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the Consolidated Balance Sheet.  The translation adjustments are recorded in Accumulated other comprehensive income (loss).  Revenues and expenses are translated at weighted average exchange rates in effect during the period.  Transaction gains and losses arising from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income and expense as incurred.  Aggregate transaction gains and losses for the years ended December 31, 2018, 2017 and 2016 were a loss of $1.5 million, a gain of $.3 million and a gain of $1.3 million, respectively.  Upon sale or substantially complete liquidation of an investment in a foreign entity, the cumulative translation adjustment for that entity is reclassified from Accumulated other comprehensive income (loss) to earnings.

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%.  As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar.  The impact to the Company’s Consolidated financial statements was not material and is included in the December 31, 2018 results.  Revenue from operations in Argentina was less than 2% of total consolidated net sales for the year ended December 31, 2018,

Use of Estimates

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

Recently Adopted Accounting Pronouncements

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the U.S. Tax Cuts and Jobs Act of 2017 (“SAB 118”), which was effective immediately.  For additional details regarding SAB 118, refer to Note G “Income Taxes.”

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  The Company adopted ASU 2017-07 as of January 1, 2018.  The adoption did not have a material impact on the Company’s consolidated statements of operations and since prior period reclassifications were deemed immaterial, the Company elected to not make a retrospective adjustment to prior period income statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  The Company adopted ASU 2016-18 as of January 1, 2018 using a retrospective transition method to each period presented.  The cash, cash equivalents and restricted cash balance on the Company’s consolidated cash flow includes $.3 million and $1.2 million of restricted cash as of December 31, 2018 and December 31, 2017, respectively.  Restricted cash is included in Other assets on the Company’s consolidated balance sheet in each period presented.  The adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements.  Refer to Note E “Debt Arrangements” for additional details regarding the Company’s restricted cash.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, which changes how companies recognize, measure, present and make disclosures about certain financial assets and financial liabilities. Under this guidance, entities have to measure certain equity investments, including available-for-sale securities, at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods therein. The Company adopted ASU 2016-01 effective January 1, 2018.   Refer to Note K “Fair Value of Financial Assets and Liabilities” for additional details regarding the Company’s marketable securities.

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

The Company implemented changes to processes and controls to meet the standard’s reporting and disclosure requirements and adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective transition method applied to contracts that were not yet completed at that date.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be presented based on the Company’s historic accounting policy.  The cumulative impact of adopting ASU 2014-09 as of January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.  Further, the Company does not expect the impact of the adoption of ASU 2014-09 to be material to its consolidated financial statements on an ongoing basis. Refer to Note L “Revenue” for additional details regarding the Company’s revenue recognition policy.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  The amendments in Topic 842 require the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements.  Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases classified as operating leases under previous guidance. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease.  Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities.

Topic 842 is required to be applied using a modified retrospective adoption method with the option of applying the guidance either retrospectively to each prior comparative reporting period presented or retrospectively at the beginning of the period of adoption. This ASU is effective for interim and annual periods on January 1, 2019, and the Company will apply the transitional package of practical expedients allowed by the standard to not reassess the identification, classification and initial direct costs of leases commencing before this ASU's effective date; however, the Company will not elect the hindsight transitional practical expedient. The Company also will apply the practical expedient to not separate lease and non-lease components to new leases as well as existing leases through transition. The Company will elect an accounting policy to not apply recognition requirements of the guidance to short-term leases.

In July of 2018, the FASB issued ASU 2018-11, “Targeted Improvements to ASC 842,” which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the initial application of transition.  The amendments in Topic 842 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.

The Company established a cross-functional implementation team and is finalizing policy elections, the discount rates to be used on January 1, 2019, data and business processes and controls to support recognition and disclosure under the new standard.  As discussed above, the primary impact upon adoption will be the recognition of right of use assets and lease obligations, on a discounted basis, of our minimum lease obligations as disclosed in Note F “Leases”.   The adoption of this ASU is not expected to have a material impact on the Company’s results of operations, cash flows or debt covenants.

Note B - Other Financial Statement Information

Inventories – net

	December 31
	2018	2017
Raw materials	$43,041	$42,712
Work-in-process	8,818	9,609
Finished products	42,163	33,780
	94,022	86,101
Excess of current cost over LIFO cost	(4,474)	(2,991)
Noncurrent portion of inventory	(4,289)	(5,224)
	$85,259	$77,886

Costs for inventories of certain material are determined using the LIFO method and totaled approximately $29.5 million and $25.1 million at December 31, 2018 and 2017, respectively.

Property and equipment – net

Major classes of property, plant and equipment are as follows:

	December 31
	2018	2017
Land and improvements	$12,552	$13,141
Buildings and improvements	74,743	75,941
Machinery, equipment and aircraft	171,015	166,999
Construction in progress	3,392	5,124
	261,702	261,205
Less accumulated depreciation	(158,747)	(152,607)
	$102,955	$108,598

Depreciation of property and equipment was $12.1 million in 2018, $11.8 million in 2017 and $10.8 million in 2016.  Machinery, equipment and aircraft includes $.1 million and $.2 million of capital leases at the years ended December 31, 2018 and 2017, respectively.

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

The Company believes the claims against it are without merit and intends to vigorously defend against such claims. The Company is unable to predict the outcome of this case and cannot reasonably estimate a potential range of loss.  However, if the matter is to be in a manner adverse to the Company, it could have a material effect on the Company’s financial results.

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

Net periodic pension cost for the Plan consists of the following components for the year ended December 31:

	2018	2017	2016
Service cost	$250	$255	$203
Interest cost	1,349	1,456	1,465
Expected return on plan assets	(1,985)	(1,903)	(1,824)
Recognized net actuarial loss	525	468	522
Net periodic pension cost	$139	$276	$366

The following tables set forth benefit obligations, plan assets and the accrued benefit cost of the Plan at December 31:

	2018	2017
Projected benefit obligation at beginning of the year	$36,031	$34,858
Service cost	250	255
Interest cost	1,349	1,456
Actuarial (gain) loss	(2,409)	2,215
Benefits paid	(1,290)	(2,753)
Projected benefit obligation at end of year	$33,931	$36,031

Fair value of plan assets at beginning of the year	$25,367	$24,435
Actual return on plan assets	(745)	3,460
Employer contributions	5,340	225
Benefits paid	(1,290)	(2,753)
Fair value of plan assets at end of the year	$28,672	$25,367

Unfunded pension obligation	$5,259	$10,664

In accordance with ASC 715-20, the Company recognizes the underfunded status of the Plan as a liability.  The amount recognized in Accumulated other comprehensive loss related to the Plan at December 31 is comprised of the following:

	2018	2017
Balance at January 1	$(6,015)	$(5,874)

Reclassification adjustments:
Pre-tax amortized net actuarial loss	525	468
Tax provision	(139)	(199)
	386	269

Adjustment to recognize gain (loss) on unfunded pension obligations:
Pre-tax loss	(321)	(657)
Tax provision	77	247
	(244)	(410)

Balance at December 31	$(5,873)	$(6,015)

The 2018 pre-tax unfunded pension obligation loss of $0.3 million included a gain of $2.7 million due to a .5% increase in the discount rate to 4.25%, a gain of $.2 million associated with the industry updates to the mortality table used, offset by a loss of $.5 million due to demographic changes combined with a loss of $2.7 million resulting from asset performance below the 8.0% rate of return assumption.   The estimated net loss for the Plan that will be amortized from Accumulated other comprehensive income into periodic benefit cost for 2019 is $.5 million.  There is no prior service cost to be amortized in the future.

The Plan had accumulated benefit obligations in excess of Plan assets as follows:

	2018	2017
Accumulated benefit obligation	$33,931	$36,031
Fair market value of assets	28,672	25,367

	2018	2017
Discount rate	4.25%	3.75%
Rate of compensation increase	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	2018	2017	2016
Discount rate	4.25%	4.25%	4.25%
Rate of compensation increase	n/a	n/a	n/a
Expected long-term return on plan assets	8.00	8.00	8.00

The net periodic pension cost for 2018 was based on a long-term asset rate-of-return of 8.0%.  This rate is based upon management’s estimate of future long-term rates of return on similar assets and is consistent with historical returns on such assets.  Using the Plan’s mix of assets and based on the average historical returns and expected future returns for such mix, an expected long-term rate-of-return of 8.0% is justified.

At December 31, 2018 and 2017, the fair value of the Plan assets included inputs in Level 1: Quoted market prices in active markets for identical assets or liabilities and Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data. The fair value of the Plan assets as of December 31, 2018 and 2017, by category, are as follows:

	At December 31, 2018
	Total Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$462	$462	$0	$0
Equity Securities	10,470	10,470	0	0
U.S. Treasury Bonds	13,109	13,109	0	0
Corporate Bonds	4,631	0	4,631	0
Total	$28,672	$24,041	$4,631	$0

	At December 31, 2017
	Total Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$453	$453	$0	$0
Equity Securities	16,667	16,667	0	0
U.S. Treasury Bonds	3,517	3,517	0	0
Corporate Bonds	4,730	0	4,730	0
Total	$25,367	$20,637	$4,730	$0

The Plan weighted-average asset allocations at December 31, 2018 and 2017, by asset category, are as follows:

	Plan assets
	at December 31
	2018	2017
Asset category
Equity securities	37%	66%
Debt securities	61	32
Cash and equivalents	2	2
	100%	100%

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

The Company's policy is to fund amounts deductible for federal income tax purposes.  The Company does not expect to contribute to the Plan in 2019.

The benefits expected to be paid out of the Plan assets in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years are as follows:

Year	Pension Benefits
2019	$1,202
2020	1,246
2021	1,310
2022	1,402
2023	1,484
2024-2028	8,709

The Company also provides retirement benefits through various defined contribution plans including PLP-USA’s Profit Sharing Plan.  Expense for these defined contribution plans was $5.6 million in 2018, $5.1 million in 2017 and $5.8 million in 2016.

Further, the Company also provides retirement benefits through the Supplemental Profit Sharing Plan.  To the extent an employee’s award under PLP-USA’s Profit Sharing Plan exceeds the maximum allowable contribution permitted under existing tax laws, the excess is accrued for (but not funded) under a non-qualified Supplemental Profit Sharing Plan.  During January 2018, the Company amended the Supplemental Profit Sharing Plan to allow the participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds.   Expense for the Supplemental Profit Sharing Plan was $.2 million for 2018, $.5 million for 2017 and $.5 million for 2016.  The Supplemental Profit Sharing Plan unfunded status for the years ended December 31, 2018 and 2017 was $4.9 million and $4.8 million, respectively, and is included in Other noncurrent liabilities.

Note D – Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Year Ended December 31, 2018			Year Ended December 31, 2017
		Cumulative			Cumulative
	Unrecognized	Translation		Unrecognized	Translation
	Benefit Cost	Adjustment	Total	Benefit Cost	Adjustment	Total
Balance at January 1	$(6,015)	$(41,425)	$(47,440)	$(5,874)	$(51,495)	$(57,369)
Other comprehensive income before reclassifications:
Gain (loss) on foreign currency translation adjustment	0	(12,285)	(12,285)	0	10,070	10,070
Gain (loss) on unfunded pension obligations	(244)	0	(244)	(410)	0	(410)

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	386	0	386	269	0	269

Net current period other comprehensive income (loss)	142	(12,285)	(12,143)	(141)	10,070	9,929
Balance at December 31	$(5,873)	$(53,710)	$(59,583)	$(6,015)	$(41,425)	$(47,440)

(a)	This AOCI component is included in the computation of net periodic pension costs as noted in Note C – Pension Plans.

Note E - Debt and Credit Arrangements

	December 31
	2018	2017
Short-term debt
Secured notes
Thailand Bhat denominated at 3.95%	0	864
Thailand Bhat denominated at 4.15% - 4.75%	1,797	0
Thailand Bhat denominated at 4.25%	683	0
Brazil Real denominated at 2.83% - 5.90%	802	0
Brazil Real denominated at 4.30% - 4.84%	842	0
Brazil Real denominated at 9.40%	4,918	0
Current portion of long-term debt	1,448	1,448
Total short-term debt	10,490	2,312

Long-term debt
USD denominated at 3.63%, due 2021	12,189	23,133
USD denominated at 2.71%, due 2026	10,984	12,433
Brazilian Real denominated at 4.60% due 2022	214	286
Poland Zloty denominated at 2.77% due 2021	904	0
Australian Dollar denominated at 2.96%, due 2021	2,117	194
Total long-term debt	26,408	36,046
Less current portion	(1,448)	(1,448)
Total long-term debt, less current portion	24,960	34,598
Total debt	$35,450	$36,910

On March 13, 2018, the Company extended the term on its $65 million credit facility from June 30, 2019 to June 30, 2021.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless its funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread becomes 1.500%.  As of December 31, 2018, the Company’s Polish subsidiary had borrowed $.9 million at a rate of 1.125% plus the Warsaw Interbank Offer Rate with a term expiring June 30, 2021.  As of December 31, 2018, the interest rates on the U.S. and Polish line of credit agreement were 3.63% and 2.77%, respectively.  As of December 31, 2018, the Company’s Australian subsidiary had borrowed $2.1 million at a rate of 1.125% plus the Australian Bank Bill Swap Bid Rate with a term expiring June 30, 2021.  As of December 31, 2018, the interest rate on the Australian line of credit agreement was 2.96%.  Under the credit facility, at December 31, 2018, the Company had utilized $15.2 million with $49.8 million available under the line of credit net of long-term outstanding letters of credit.  The PLP-USA line of credit provides for $5.0 million to be available to the Company’s subsidiaries.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability.  At both December 31, 2018 and 2017, the Company was in compliance with all covenants.

The Company own a corporate aircraft with a remaining balance due on the loan of $11.0 million, of which $1.4 million is classified as short-term, with a term expiring in 2026.  The loan is secured by the purchased aircraft.

The Company’s Asia Pacific segment had $.3 million and $1.2 million in restricted cash at December 31, 2018 and 2017, respectively.  The restricted cash is used to secure bank debt and is included in Other assets on the balance sheet.

Aggregate maturities of long-term debt during the next five years are as follows: $1.4 million for 2019, $1.5 million for 2020,  $16.7 million for 2021, $1.5 million for 2022 and $5.2 million thereafter.

Interest paid was $1.8 million in 2018, $1.0 million in 2017 and $.7 million in 2016.

Guarantees and Letters of Credit

The Company has provided financial guarantees for uncompleted work and financial commitments.  The terms of these guarantees vary with end dates ranging from the current year through the completion of such transactions.  The guarantees would typically be triggered in the event of nonperformance.  As of December 31, 2018, the Company had total outstanding guarantees of $4.9 million.  Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order.  As of December 31, 2018, the Company had total outstanding letters of credit of $2.5 million.

Note F - Leases

The Company has commitments under operating leases primarily for office and manufacturing space, transportation equipment, office equipment and computer equipment.  Rental expense was $2.6 million in 2018, $2.6 million in 2017 and $2.1 million in 2016.  Future minimum rental commitments having non-cancelable terms exceeding one year are $2.3 million in 2019, $1.9 million in 2020, $1.6 million in 2021, $.9 million in 2022, $.2 million in 2023, and an aggregate $6.3 million thereafter.  The total minimum sublease rentals to be received through 2024 under noncancelable subleases as of December 31, 2018 was $4.0 million.

The Company has commitments under capital leases for equipment and vehicles.  Amounts recognized as capital lease obligations are reported in Accrued expense and other liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets.   Future minimum rental commitments for capital leases are less than $.1 million for each of the years ended December 31, 2019, 2020, 2021 and 2022 and the related imputed interest for the capital leases in each of these years is less than $.1 million.  Future minimum rental commitment and imputed interest for capital leases in 2023 is $0.  Leased property and equipment under capital leases are amortized using the straight-line method over the term of the lease.  Routine maintenance, repairs and replacements are expensed as incurred.

Note G - Income Taxes

The Company recorded net tax provisions of $6.0 million, $13.2 million, and $5.7 million for the years ending December 31, 2018, 2017, and 2016, respectively.  Cash taxes paid net of refunds were $5.6 million, $3.4 million, and $6.9 million for the years ending December 31, 2018, 2017, and 2016, respectively.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017, including, but not limited to, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years.

The Tax Act also established new tax laws that affected 2018, including but not limited to, (1) reduction of the U.S. federal statutory rate from 35% to 21%; (2) the creation of the base erosion anti-abuse tax (BEAT), a new minimum tax; (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision, Global Intangible Low-Taxed Income (GILTI), which ends deferral of taxation on a significant portion of foreign earnings; (5) a new limitation on deductible interest expense; (6) the repeal of the domestic production activity deduction; (7) limitations on the deductibility of certain executive compensation; and (8) limitations on the use of FTCs to reduce the U.S. income tax liability.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

As a result of the application of SAB 118, the Company recorded provisional amounts related to the reduction of its deferred tax assets and liabilities resulting from the tax rate reduction from 35% to 21% and for the Transition Tax at December 31, 2017.  The Company updated these provisional amounts during the third quarter of 2018 and recorded a $.7 million decrease in tax expense related to the reduction of its deferred tax assets and liabilities, and a $.9 million decrease in tax expense related to the Transition Tax.  In the fourth quarter of 2018, the Company completed its analysis of the effects of the Tax Act and determined that no additional material adjustments were needed.

Income before income taxes was derived from the following sources:

	2018	2017	2016
United States	$10,268	$4,774	$3,501
Foreign	22,320	21,032	17,452
	$32,588	$25,806	$20,953

The components of income taxes for the year ended December 31 are as follows:

	2018	2017	2016
Current
Federal	$(904)	$4,592	$(1,698)
Foreign	6,247	5,998	5,115
State and local	350	126	32
	5,693	10,716	3,449
Deferred
Federal	801	2,316	2,986
Foreign	(608)	12	(914)
State and local	121	108	177
	314	2,436	2,249
Income taxes	$6,007	$13,152	$5,698

The differences between the provision for income taxes at the U.S. federal statutory rate and the tax shown in the Statements of Consolidated Income for the year ended December 31 are summarized as follows:

	2018	2017	2016
U. S. federal statutory tax rate	21%	35%	35%

Federal tax at statutory rate	$6,843	$9,033	$7,334
State and local taxes, net of federal benefit	273	82	20
U.S. federal permanent items	240	(60)	400
Global low-taxed income	1,721	(116)	0
Foreign tax credits	(1,707)	0	716
Transition tax	(1,780)	2,592	0
Non-U.S. tax rate variances	1,011	(1,491)	(1,484)
Unrecognized tax benefits	0	0	(195)
Valuation allowance	(57)	88	(414)
Tax credits	(295)	(255)	(252)
Tax impact, deferred rate	(680)	3,161	0
Other, net	438	118	(427)
	$6,007	$13,152	$5,698

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying value for financial statement purposes.  The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2018	2017
Deferred tax assets:
Accrued compensation and benefits	$1,387	$1,093
Inventory valuation reserves	2,256	2,332
Allowance for doubtful accounts	346	360
Benefit plan reserves	7,153	7,981
Net operating loss carryforwards	2,651	3,402
Other accrued expenses	2,830	2,489
Unrealized foreign exchange	1,217	1,462
Gross deferred tax assets	17,840	19,119
Valuation allowance	(3,495)	(3,965)
Net deferred tax assets	14,345	15,154

Deferred tax liabilities:
Depreciation and other basis differences	(6,855)	(6,313)
Intangibles	(2,057)	(2,706)
Undistributed foreign earnings	(172)	(426)
Other	(72)	(25)
Deferred tax liabilities	(9,156)	(9,470)
Net deferred tax assets	$5,189	$5,684

	2018	2017
Change in net deferred tax assets:
Deferred income tax expense
Ordinary movement	$(993)	$(473)
Tax act - transition tax	0	1,198
Tax impact deferred rate	680	(3,161)
Items of other comprehensive income (loss)	(62)	48
Currency translation	(120)	(58)
Total change in net deferred tax assets	$(495)	$(2,446)

Deferred taxes are recorded at a rate at which such items are expected to reverse based on currently enacted tax rates for temporary differences between the financial reporting and income tax basis of assets and liabilities and operating loss and tax credit carryforwards.

At December 31, 2018, the Company had $9.2 million of foreign net operating loss carryforwards of which $7.7 million have an indefinite carryforward and $1.5 million will expire between the years 2024 and 2028.

The Company assesses the available positive and negative evidence to determine if it is more likely than not sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction.  Based on this evaluation, the Company has established a valuation allowance of $3.5 million at December 31, 2018 in order to measure only the portion of the deferred tax asset that is more likely than not to be realized.  The net increase in the valuation allowance during the year was $.5 million, of which $.1 million impacts the income tax provision and $.4 million relates to currency translation.

The Company previously considered the majority of the earnings in our non-U.S. subsidiaries to be permanently reinvested and accordingly did not record any associated deferred income taxes on such earnings.  Since the Tax Act includes a mandatory one-time tax on certain accumulated earnings of foreign subsidiaries, these previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, the Company intends to continue to invest approximately $92.0 million of the approximate total of $95.0 million of such earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.  The Company has recorded a tax liability of $0.2 million related to the cost to remit such earnings not permanently reinvested, which is primarily related to local country withholding cost.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.  As of December 31, 2018, with few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2014 and state, local or foreign examinations by tax authorities for years before 2012.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the year ended December 31:

	2018	2017	2016
Balance at January 1	$0	$0	$178
Additions for tax positions of prior years	0	0	0
Reductions for tax positions of prior years	0	0	0
Expiration of statutes of limitations	0	0	(178)
Balance at December 31	$0	$0	$0

The Company records accrued interest as well as penalties related to unrecognized tax benefits as part of the provision for income taxes.  During the years ended December 31, 2018, 2017 and 2016, the Company had no significant activity with regard to unrecognized tax benefits.  The Company had no accrued interest or penalties as of December 31, 2018, 2017 and 2016.  The Company does not anticipate a change in the unrecognized tax benefits within the next twelve months.

Note H – Share-Based Compensation

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the year ended December 31, 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	750	$39.10
Exercised	0	$0.00
Forfeited	0	$0.00
Outstanding (exercisable and vested) at December 31, 2018	750	$39.10	0.8	$11

There were 0, 4,800 and 6,450 in stock options exercised during the years ended December 31, 2018, 2017 and 2016, respectively.  The total intrinsic value of stock options exercised during the year ended December 31, 2017 was approximately $.1 million.  No cash was received for the exercise of stock options during 2018.

The Company recorded no compensation expense related to these stock options for the years ended December 31, 2018, 2017 and 2016, as all options were fully vested as of December 31, 2012.

Long Term Incentive Plan of 2008 and 2016 Incentive Plan

The Company maintains an equity award program to give the Company a competitive advantage in attracting, retaining, and motivating officers, employees and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance.  Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers, and directors were eligible to receive awards of options, restricted shares and restricted share units (RSUs).  The total number of Company common shares reserved for awards under the LTIP was 900,000, of which 800,000 common shares were reserved for RSUs and 100,000 common shares were reserved for share options.  The Preformed Line Products Company 2016 Incentive Plan (the “Incentive Plan”) was put in place upon approval by the Company’s Shareholders at the 2016 Annual Meeting of Shareholders on May 10, 2016.  No further awards will be made under the LTIP and previously granted awards remain outstanding in accordance with their terms.  Under the Incentive Plan, certain employees, officers, and directors will be eligible to receive awards of options, restricted shares and RSUs.  The total number of Company common shares reserved for awards under the Incentive Plan is 1,000,000 of which 900,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options.  As of December 31, 2018, 10,000 options and 155,002 restricted shares have been granted under the Incentive Plan.  The Incentive Plan expires on May 10, 2026.

Restricted Share Units

For the regular annual grants, a portion of the RSUs is subject to time-based cliff vesting and a portion is subject to vesting based upon the Company’s performance over a set period for all participants except the CEO.  All of the CEO’s regular annual RSUs are subject to vesting based upon the Company’s performance over a set-year period.

The RSUs are offered at no cost to the employees, however, the participant must remain employed with the Company until the restrictions on the RSUs lapse.  The fair value of RSUs is based on the market price of a common share on the grant date.  Dividends declared are accrued.

A summary of the RSUs for the year ended December 31, 2018 is as follows:

	Restricted Share Awards
	Performance		Total	Weighted-Average
	and Service	Service	Restricted	Grant-Date
	Required	Required	Awards	Fair Value
Nonvested as of January 1, 2018	200,572	18,214	218,786	$44.49
Granted	63,122	8,155	71,277	73.86
Vested	(19,277)	(9,071)	(28,348)	41.97
Forfeited	(30,793)	0	(30,793)	45.85
Nonvested as of December 31, 2018	213,624	17,298	230,922	$53.68

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income.  Annual compensation expense related to the time-based RSUs for the years ended December 31, 2018, 2017 and 2016 was $.5 million, $.4 million and $.3 million, respectively.  As of December 31, 2018, there was $.6 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 1.7 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in pre-tax income and sales growth over a requisite performance period.  Depending on the extent to which the performance criterions are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period.  Performance-based compensation expense for the years ended December 31, 2018, 2017 and 2016 was $3.7 million, $2.7 million and $.9 million, respectively.  The Company participants forfeited 30,793 RSUs granted during 2015 upon vesting of the remaining portion of such awards at December 31, 2018 for which pre-tax income and sales growth performance were not fully achieved.  As of December 31, 2018, the remaining performance-based RSUs compensation expense of $4.6 million is expected to be recognized over a period of approximately 1.7 years.

The excess tax benefits from service and performance-based RSUs was $.2 million, $.2 million and $.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.  This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for restricted shares vested in the current period.

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

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan.  This plan allows for two deferrals.  First, Directors make elective deferrals of Director fees payable and held in the rabbi trust.  The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash.  Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares.  Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock.  The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust.  Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares.  As of December 31, 2018, 269,630 LTIP shares have been deferred and are being held by the rabbi trust.

Share Option Awards

The LTIP permitted and now the Incentive Plan permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant.   Options issued to date under the LTIP and Incentive Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant.  Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

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

There were 5,000, 5,000 and 0 options granted for the years ended December 31, 2018, 2017 and 2016, respectively.  The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2018	2017	2016
Risk-free interest rate	2.8%	2.0%	N/A
Dividend yield	1.6%	1.7%	N/A
Expected life (years)	5	5	N/A
Expected volatility	40.0%	36.8%	N/A

Activity in the Company’s LTIP and Incentive Plan for the year ended December 31, 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	29,250	$56.84
Granted	5,000	$61.39
Exercised	(3,500)	$63.56
Forfeited	0	$0.00
Outstanding (vested and expected to vest) at December 31, 2018	30,750	$56.81	6.9	$131
Exercisable at December 31, 2018	23,250	$56.77	6.1	$115

The weighted-average grant-date fair value of options granted during 2018 was $61.39. There were 3,500, 28,500, and 500 stock options exercised during the years ended December 31, 2018, 2017 and 2016, respectively.  The total intrinsic value of stock options exercised was $.1 million, $.7 million and $0 for the years ended December 31, 2018, 2017 and 2016, respectively.  Cash received for the exercise of stock options during 2018 was $.2 million, $1.5 million in 2017 and less than $.1 million in 2016.

For the years ended December 31, 2018, 2017 and 2016, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million, $.1 million and $.2 million, respectively.  The total compensation cost related to nonvested awards not yet recognized at December 31, 2018 is expected to be $.1 million over a weighted-average period of approximately 2.6 years.

The excess tax benefits from share-based awards for each of the years ended December 31, 2018, 2017 and 2016 was less than $.1 million.  This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.

Note I - Computation of Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding for each respective period.  Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the years presented.

The calculation of basic and diluted earnings per share for the year ended December 31 was as follows:

	2018	2017	2016
Numerator
Net income	$26,581	$12,654	$15,255

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	5,032	5,102	5,166
Dilutive effect - share-based awards	75	31	12
Diluted weighted-average common shares outstanding	5,107	5,133	5,178

Earnings per common share
Basic	$5.28	$2.48	$2.95

Diluted	$5.21	$2.47	$2.95

For the year ended December 31, 2018, 2017 and 2016, 260, 13,000 and 56,850 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

Note J - Goodwill and Other Intangibles

The Company’s finite and indefinite-lived intangible assets consist of the following:

	December 31, 2018		December 31, 2017
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,788)	$4,806	$(4,791)
Land use rights	1,134	(203)	1,199	(201)
Trademark	1,707	(1,247)	1,770	(1,166)
Technology	2,994	(1,334)	3,149	(1,215)
Customer relationships	11,804	(6,415)	12,350	(5,881)
	$22,445	$(13,987)	$23,274	$(13,254)
Indefinite-lived intangible assets
Goodwill	$15,621		$16,544

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

The Company performed its annual impairment test for goodwill as of October 1, 2018 and October 1, 2017 and determined that no adjustment to the carrying value was required.

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2017	$3,078	$4,017	$1,287	$7,387	$15,769
Currency translation and other	0	275	208	292	775
Balance at December 31, 2017	3,078	4,292	1,495	7,679	16,544

Currency translation	0	(295)	(140)	(488)	(923)
Balance at December 31, 2018	$3,078	$3,997	$1,355	$7,191	$15,621

The Company’s only intangible asset with an indefinite life is goodwill.  The Company’s goodwill is not deductible for tax purposes.

The aggregate amortization expense for other intangibles with finite lives, ranging from 4 to 82 years, for each of the years ended December 31, 2018, 2017 and 2016 was $1.0 million.  Amortization expense is estimated to be $0.9 million for 2019, $0.9 million for 2020, $.8 million for 2021, $.8 million for 2022 and $.8 million for 2023.  The weighted-average remaining amortization period is approximately 16.3 years.  The weighted-average remaining amortization period by intangible asset class; patents, 7.0 years; land use rights, 57.0 years; trademark, 8.6 years; technology, 12.9 years and customer relationships, 11.4 years.

Note K – Fair Value of Financial Assets and Liabilities

The Company measures and records certain assets and liabilities at fair value. A fair value hierarchy is used for those assets and liabilities measured at fair value that distinguishes between assumptions based on market data (observable inputs), and the Company’s assumptions (unobservable inputs). The hierarchy consists of the following three levels:

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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the consolidated balance sheets as of December 31, 2018 (there were no financial instruments measured at fair value at December 31, 2017):

Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$1,648	$1,648	$0	$0
Total Assets	$1,648	$1,648	$0	$0

Liabilities:
Supplemental profit sharing plan	4,946	0	4,946	0
Total Liabilities	$4,946	$0	$4,946	$0

During the year ended December 31, 2018, the Company invested $4.7 million in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment returns on the Company’s Supplemental Profit Sharing Plan discussed below. These marketable securities are comprised of available-for-sale securities.  During the year ended December 31, 2018, the Company sold $3.0 million from the marketable securities to fund a Corporate Owned Life Insurance Policy (“COLI”), resulting in the $1.6 million of marketable securities reported that are reported at fair value within Other current assets on the Company’s consolidated balance sheet as of December 31, 2018.  Changes in the fair value of the securities of  $.1 million were recognized within Other income, net within the consolidated statements of income for the twelve-month period ended December 31, 2018.  At December 31, 2018, the cash surrender value of the COLI was $2.8 million and is recorded in Other assets on the Company’s consolidated balance sheet.

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives. The liability for this unfunded Supplemental Profit Sharing Plan was $4.9 million and $4.8 million at December 31, 2018 and December 31, 2017, respectively, and is recorded within Other noncurrent liabilities on the Company’s consolidated balance sheets. During January 2018, the Company amended the Supplemental Profit Sharing Plan to allow the participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The company then credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments.

At December 31, 2018, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. There have been no transfers in or out of Level 2 for the year ended December 31, 2018.  Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	December 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$27,017	$26,408	$35,369	$36,046

Note L – Revenue

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

Disaggregated revenue

The Company’s revenues by segment and product type are as follows:

	Year Ended December 31, 2018
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	60%	67%	73%	68%	66%
Communications	34%	29%	12%	4%	21%
Special Industries	6%	4%	15%	28%	13%
Total	100%	100%	100%	100%	100%

Note M – Segment Information

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

The accounting policies of the operating segments are the same as those described in Note A in the Notes to Consolidated Financial Statements. No single customer accounts for more than ten percent of the Company’s consolidated revenue.  U.S. net sales for the year ended December 31, 2018, 2017, and 2016 were $169.0 million, $147.6 million and $135.3 million, respectively.  U.S. long-lived assets as of December 31, 2018 and 2017 were $51.5 million and $53.2 million, respectively.

The following table presents a summary of the Company’s reportable segments for the year ended December 31, 2018, 2017 and 2016. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profits in inventory.

	Year Ended December 31
	2018	2017	2016
Net sales
PLP-USA	$169,040	$147,646	$135,260
The Americas	66,868	69,764	60,049
EMEA	69,773	63,916	56,411
Asia-Pacific	115,197	96,886	84,914
Total net sales	$420,878	$378,212	$336,634

Intersegment sales
PLP-USA	$11,648	$12,234	$9,471
The Americas	9,480	5,570	5,132
EMEA	1,664	1,120	1,363
Asia-Pacific	11,907	8,596	7,827
Total intersegment sales	$34,699	$27,520	$23,793

Interest income
PLP-USA	$0	$0	$0
The Americas	273	283	79
EMEA	102	47	116
Asia-Pacific	111	100	96
Total interest income	$486	$430	$291

Interest expense
PLP-USA	$(1,023)	$(941)	$(738)
The Americas	(111)	(10)	(14)
EMEA	(58)	(31)	(13)
Asia-Pacific	(98)	(79)	(79)
Total interest expense	$(1,290)	$(1,061)	$(844)

Income taxes
PLP-USA	$367	$7,142	$1,494
The Americas	3,349	3,593	2,507
EMEA	1,204	1,583	1,862
Asia-Pacific	1,087	834	(165)
Total income taxes	$6,007	$13,152	$5,698

Net income (loss)
PLP-USA	$9,900	$(2,367)	$2,007
The Americas	8,479	8,169	5,881
EMEA	3,527	4,088	6,243
Asia-Pacific	4,675	2,764	1,124
Total net income	$26,581	$12,654	$15,255

	Year Ended December 31
	2018	2017	2016
Expenditure for long-lived assets
PLP-USA	$3,672	$4,474	$18,314
The Americas	1,746	1,272	2,634
EMEA	1,591	2,329	1,450
Asia-Pacific	2,519	3,158	2,327
Total expenditures for long-lived assets	$9,528	$11,233	$24,725

Depreciation and amortization
PLP-USA	$5,452	$5,389	$4,937
The Americas	1,488	1,985	1,874
EMEA	1,808	1,678	1,402
Asia-Pacific	3,696	3,738	3,783
Total depreciation and amortization	$12,444	$12,790	$11,996

	As of December 31
	2018	2017
Identifiable assets
PLP-USA	$118,171	$116,484
The Americas	69,764	70,720
EMEA	57,263	62,524
Asia-Pacific	113,599	110,057
Total identifiable assets	$358,797	$359,785

Long-lived assets
PLP-USA	$51,506	$53,211
The Americas	14,847	16,365
EMEA	11,768	12,971
Asia-Pacific	24,834	26,051
Total long-lived assets	$102,955	$108,598

Note N - Related Party Transactions

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

On December 18, 2018, the Company purchased 35 shares of the Company from a retired Officer at a price per share of $57.85, which was calculated from a 30-day average of market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction

On January 3, 2017, the Company purchased 1,834 shares of the Company from current Officers at a price per share of $58.58, which was calculated from a 30-day average of market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved these transactions.

On May 9, 2017, the Company purchased 2,500 shares of the Company from a current Officer at a price per share of $52.05, which was calculated from a 30-day average of market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

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

On November 8, 2017, the Company purchased 24,874 shares of the Company from current Officers and other employees, at a price per share of $71.07, which was calculated from a 30-day average market price.  Additionally, on November 8, 2017, the Company purchased 7,000 shares of the Company from Robert G. Ruhlman, at a price per share of $71.07, which was calculated from a 30-day average market price.  Mr. Ruhlman is Chairman, President and Chief Executive Officer (CEO) of the Company, son of Barbara P. Ruhlman, Director Emeritus, and father of J. Ryan Ruhlman and Maegan A. R. Cross, each of whom are also members of the Board of Directors and Mr. J. Ryan Ruhlman is an executive officer of the Company.  The Audit Committee of the Board of Directors approved these transactions.

On November 17, 2017, the Company purchased 7,975 shares of the Company from current Officers and other employees, at a price per share of $74.51, which was calculated from a 30-day average market price.  The Audit Committee of the Board of Directors approved these transactions.

On November 30, 2017, the Company purchased 3,334 shares of the Company from a retired Officer of the Company, at a price per share of $75.37, which was calculated from a 30-day average market price.  The Audit Committee of the Board of Directors approved this transaction.

On December 13, 2017, the Company purchased 21,650 shares of the Company from current Officers and other employees, at a price per share of $78.68, which was calculated from a 30-day average market price.  Additionally, on December 13, 2017, the Company purchased 7,500 shares of the Company from Randall M. Ruhlman at a price per share of $78.68, which was calculated from a 30-day average market price.  Mr. Ruhlman is the son of Barbara P. Ruhlman, Director Emeritus, brother of Robert G. Ruhlman and a former member of the Company’s Board of Directors.  The Audit Committee of the Board of Directors approved these transactions.

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

In 2016, the Company purchased 7,703 common shares of the Company from current Officers and other employees, at a price per share ranging between $42.10 and $45.20, which was calculated from a 30-day average of market price.  The Audit Committee of the Board of Directors approved these transactions.

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

On December 29, 2016, the Company purchased 5,000 shares from a current Officer, at a price per share of $56.38, which was calculated from a 30-day average of market price.   The Audit Committee of the Board of Directors approved this transaction.

The Company’s Australian subsidiary utilizes copper extrusion services from Cast Alloy.  For each of the years ended December 31, 2018, 2017 and 2016, PLP-Australia incurred a total of $.2 million for these expenses.  Cast Alloy is owned by Simi Almasan, Continuous Improvement Engineer, a current PLP employee.  The Audit Committee of the Board of Directors approved these transactions.

The Company’s New Zealand subsidiary, Electropar currently leases one parcel of property, on which it has its corporate office, manufacturing and warehouse space.  The entities leasing the property to Electropar are owned, in part, by Grant Wallace, a former Director who is no longer with the Company as of March 2017, therefore no related party expense was incurred in 2018.  For the year ended December 31, 2017, Electropar incurred less than $.1 million for such lease expense.  For the year ended December 31, 2016, Electropar leased two parcels of property which were owned, in part, by Grant Wallace, a former Director, and incurred a total of $.3 million annually for such lease expense.   The Audit Committee of the Board of Directors approved these transactions.

The Company’s Belos operation previously hired temporary employees through a temporary work agency, Flex-Work Sp. Z.o.o., which is 50% owned by Agnieszka Rozwadowska.  Agnieszka Rozwadowska is the wife of Piotr Rozwadowska, the Managing Director of the Belos operation located in Poland.  For the years ended December 31, 2018, 2017 and 2016, Belos incurred a total of $.0 million, $.0 million and $.4 million, respectively, for such temporary labor expense.  The Audit Committee of the Board of Directors approved these transactions.

During 2018, the Company paid approximately $.1 million in legal fees to Baker & Hostetler LLP, of which R. Steven Kestner was the Chairman and the chair of its policy committee.  Mr. Kestner is a Director of the Company.

Note O -Business Combinations

None.

Note P – Product Warranty Reserve

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

The following is a rollforward of the product warranty reserve:

	2018	2017	2016
Balance at January 1	$1,076	$1,058	$714
Additions charged to costs and expenses	97	347	649
Warranty usage	(133)	(399)	(269)
Currency translation	(112)	70	(36)
Balance at December 31	$928	$1,076	$1,058

Note Q - Quarterly Financial Information (unaudited)

The following table summarizes the Company’s results of operations for each of the quarters in 2018 and 2017:

	Quarter ended
	March 31	June 30	September 30	December 31
2018
Net sales	$98,139	$108,915	$108,413	$105,411
Gross profit	31,518	35,203	33,491	32,019
Income before income taxes	7,629	9,224	7,856	7,879
Net income	5,528	6,735	9,054	5,264
Net income, basic	$1.10	$1.34	$1.80	$1.05
Net income, diluted	$1.09	$1.33	$1.76	$1.02

2017
Net sales	$84,569	$97,512	$99,239	$96,892
Gross profit	24,665	29,673	33,535	30,755
Income before income taxes	2,118	6,258	9,739	7,691
Net income	1,518	4,156	6,278	702
Net income, basic	$0.30	$0.81	$1.23	$0.14
Net income, diluted	$0.30	$0.81	$1.23	$0.14

Note R –Subsequent Events

On February 28, 2019, the Company acquired SubCon Electrical Fittings GmbH (“SubCon”), headquartered in Dornbirn, Austria with manufacturing operations in Brno, Czech Republic. The acquisition is not considered material as assets acquired are less than 5% of the Company’s total consolidated assets.  The acquisition of SubCon will strengthen the Company’s position in the global substation market and will expand its operational presence in Europe.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded based on their review thereof that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2018.

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

Management, with the participation of the Company's Chief Executive Officer and Vice President of Finance and Treasurer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based upon its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report, a copy of which is included below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2018 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Preformed Line Products Company

Opinion on Internal Control over Financial Reporting

We have audited Preformed Line Products Company and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Preformed Line Products and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of Preformed Line Products and subsidiaries as of December 31, 2018 and 2017, and the related Statements of Consolidated Income, Comprehensive Income, Cash Flows, and Shareholders’ Equity for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) of the Company and our report dated March 8, 2019 expressed an unqualified opinion thereon.

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

March 8, 2019

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the information under the captions “Corporate Governance – Board Composition”, “Corporate Governance - Election of Directors”, “Section 16(a) Beneficial Ownership Compliance”, “Corporate Governance – Code of Conduct” and “Corporate Governance – Board Committees and Meetings – Audit Committee” in the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 7, 2019 (the “Proxy Statement”).  Information relative to executive officers of the Company is contained in Part I of this Annual Report on Form 10-K.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedule

Page	Financial Statements

36	Consolidated Balance Sheets
37	Statements of Consolidated Income
38	Statements of Consolidated Comprehensive Income
39	Statements of Consolidated Cash Flows
40	Statements of Consolidated Shareholders’ Equity
41	Notes to Consolidated Financial Statements

Page	Schedule

74	II - Valuation and Qualifying Accounts

(b)	Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

3.3	Amendment to the Amended and Restated Code of Regulations of Preformed Line Products Company, effective May 10, 2016, filed herewith

4	Description of Specimen Share Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

10.1	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.2	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s 10-K filed for the year ended December 31, 2007).*

10.3	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.4	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

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

10.23	Preformed Line Products Company 2016 Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed March 17, 2016).

10.24	Promissory Note dated June 27, 2016, between the Company and PNC Bank, National Association (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended September 30, 2016).
10.25

Amendment No. 2 to Amended and Restated Loan Agreement dated August 22, 2016 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended September 30, 2016).

10.26

Amended and Restated Line of Credit Note dated August 22, 2016 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended September 30, 2016).

10.27

Amended and Restated Line of Credit Note dated March 13, 2018 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended March 31, 2018).

10.28

Amendment No. 3 to Amended and Restated Line of Credit Note dated March 13, 2018 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended March 31, 2018).

10.29	Preformed Line Products Company Amended Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended June 30, 2018).

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 8-K current report filing dated August 6, 2007).

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Accounting Officer, Michael A. Weisbarth, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Michael A. Weisbarth, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contracts or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company

March 8, 2019	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(principal executive officer)

March 8, 2019	/s/ Michael A. Weisbarth
Michael A. Weisbarth
Vice President – Finance and Treasurer
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 8, 2019	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer

March 8, 2019	/s/ Glenn E. Corlett
Glenn E. Corlett
Director

March 8, 2019	/s/ Matthew E. Frymier
Matthew E. Frymier
Director

March 8, 2019	/s/ Michael E. Gibbons
Michael E. Gibbons
Director

March 8, 2019	/s/ R. Steven Kestner
R. Steven Kestner
Director

March 8, 2019	/s/ Richard R. Gascoigne
Richard R. Gascoigne
Director

March 8, 2019	/s/ J. Ryan Ruhlman
J. Ryan Ruhlman
Director
March 8, 2019	/s/ Maegan A. R. Cross
Maegan A. R. Cross
Director

PREFORMED LINE PRODUCTS COMPANY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2018, 2017 and 2016

(Thousands of dollars)

For the year ended December 31, 2018:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions	Balance at end of period
Allowance for doubtful accounts	$2,910	$449	$(529)	$(178)	$2,652
Reserve for credit memos	415	802	(688)	(3)	526
Slow-moving and obsolete inventory reserves	9,066	1,341	(1,658)	(287)	8,462
Accrued product warranty	1,076	97	(133)	(112)	928
Deferred tax asset valuation allowance	3,965	568	(761)	(277)	3,495

For the year ended December 31, 2017:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period
Allowance for doubtful accounts	$2,815	$472	$(432)	$55	$2,910
Reserve for credit memos	395	693	(675)	2	415
Slow-moving and obsolete inventory reserves	11,560	998	(3,855)	363	9,066
Accrued product warranty	1,058	347	(399)	70	1,076
Deferred tax asset valuation allowance	3,805	490	(312)	(18)	3,965

For the year ended December 31, 2016:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period
Allowance for doubtful accounts	$1,871	$1,809	$(864)	$(1)	$2,815
Reserve for credit memos	455	(674)	613	1	395
Slow-moving and obsolete inventory reserves	10,230	2,825	(1,408)	(87)	11,560
Accrued product warranty	714	649	(269)	(36)	1,058
Deferred tax asset valuation allowance	5,209	346	(1,175)	(575)	3,805