Form 10-Q
period 2019-03-31
PREFORMED LINE PRODUCTS CO
filed 2019-05-03
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of common shares outstanding as of April 29, 2019: 5,058,430.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $2.00 per share	PLPC	NASDAQ

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$43,457	$43,609
Accounts receivable, less allowances of $3,536 ($3,178 in 2018)	73,604	73,139
Inventories - net	87,557	85,259
Prepaids	7,664	6,205
Prepaid taxes	4,597	3,169
Other current assets	4,069	2,882
TOTAL CURRENT ASSETS	220,948	214,263
Property, plant and equipment - net	103,186	102,955
Operating lease, right-of-use assets	10,067	0
Intangibles - net	8,318	8,458
Goodwill	25,465	15,621
Deferred income taxes	6,737	6,900
Other assets	12,407	10,600
TOTAL ASSETS	$387,128	$358,797
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$25,743	$26,414
Notes payable to banks	7,778	9,042
Operating lease liabilities, current	2,005	0
Current portion of long-term debt	1,494	1,448
Accrued compensation and amounts withheld from employees	11,528	11,153
Accrued expenses and other liabilities	17,414	12,582
Accrued profit-sharing and other benefits	2,903	6,982
Dividends payable	1,055	1,051
Income taxes payable	1,018	815
TOTAL CURRENT LIABILITIES	70,938	69,487
Long-term debt, less current portion	41,769	24,960
Unfunded pension obligation	5,172	5,259
Operating lease liabilities, non-current	8,379	0
Deferred income taxes	1,731	1,711
Other noncurrent liabilities	8,936	8,010
SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,059,380 and 5,020,410 issued and outstanding, at March 31, 2019 and December 31, 2018, respectively	12,821	12,662
Common shares issued to rabbi trust, 270,335 and 269,630 shares at March 31, 2019 and December 31, 2018, respectively	(11,038)	(11,008)
Deferred compensation liability	11,038	11,008
Paid-in capital	35,146	34,401
Retained earnings	334,947	334,170
Treasury shares, at cost, 1,351,278 and 1,310,387 shares at March 31, 2019 and December 31, 2018, respectively	(74,574)	(72,280)
Accumulated other comprehensive loss	(58,137)	(59,583)
TOTAL SHAREHOLDERS’ EQUITY	250,203	249,370
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$387,128	$358,797

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended March 31
	2019	2018
(Thousands of dollars, except per share data)
Net sales	$97,153	$98,139
Cost of products sold	69,888	66,621
GROSS PROFIT	27,265	31,518
Costs and expenses
Selling	8,413	8,861
General and administrative	12,318	10,916
Research and engineering	4,140	3,661
Other operating expense - net	348	335
	25,219	23,773
OPERATING INCOME	2,046	7,745
Other income (expense)
Interest income	179	95
Interest expense	(368)	(280)
Other income - net	71	69
	(118)	(116)
INCOME BEFORE INCOME TAXES	1,928	7,629
Income tax expense	104	2,101
NET INCOME	$1,824	$5,528
BASIC EARNINGS PER SHARE
Net income	$0.36	$1.10
DILUTED EARNINGS PER SHARE
Net income	$0.36	$1.09
Weighted-average number of shares outstanding - basic	5,045	5,046
Weighted-average number of shares outstanding - diluted	5,054	5,064

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31
	2019	2018
(Thousands of dollars)
Net income	$1,824	$5,528
Other comprehensive income, net of tax
Foreign currency translation adjustment	1,353	3,832
Recognized net actuarial gain (net of tax provision of $32 and $30 for the three months ended March 31, 2019 and 2018, respectively).	93	91
Other comprehensive income, net of tax	1,446	3,923
Comprehensive income	$3,270	$9,451

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
	2019	2018
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$1,824	$5,528
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	3,140	3,265
Provision for accounts receivable allowances	440	201
Provision for inventory reserves	87	869
Deferred income taxes	96	(154)
Share-based compensation expense	928	731
Gain on sale of property and equipment	(33)	(31)
Other - net	(137)	183
Changes in operating assets and liabilities
Accounts receivable	391	(2,635)
Inventories	(2,376)	(4,818)
Trade accounts payable and accrued liabilities	1,481	(3,112)
Income taxes - net	(775)	1,733
Other - net	(4,565)	(2,787)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	501	(1,027)
INVESTING ACTIVITIES
Capital expenditures	(2,396)	(2,699)
Purchase of marketable securities	(496)	(4,308)
Acquisition, net of cash acquired	(10,173)	0
NET CASH USED IN INVESTING ACTIVITIES	(13,065)	(7,007)
FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	(1,307)	936
Proceeds from long-term debt	33,132	20,303
Payments of long-term debt	(17,354)	(11,112)
Dividends paid	(1,043)	(1,008)
Purchase of common shares for treasury	(239)	(110)
Purchase of common shares for treasury from related parties	(2,055)	(723)
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,134	8,286
Effects of exchange rate changes on cash and cash equivalents	1,292	939
Net (decrease) increase in cash, cash equivalents and restricted cash	(138)	1,191
Cash, cash equivalents and restricted cash at beginning of year	43,910	45,579
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD(1)	$43,772	$46,770

(1)	Includes restricted cash of $.3 million at March 31, 2019 and $.3 million at December 31, 2018. For further information regarding restricted cash, refer to Note P, “Debt Arrangements.”

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2019.

The Consolidated Balance Sheet at December 31, 2018 has been derived from the audited consolidated financial statements but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s 2018 Annual Report on Form 10-K filed on March 8, 2019 with the Securities and Exchange Commission.

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

Disaggregated revenue

The Company’s revenues by segment and product type are as follows:

	Three Months Ended March 31, 2019
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	64%	59%	77%	63%	65%
Communications	30	34	14	6	22
Special Industries	6	7	9	31	13
Total	100%	100%	100%	100%	100%

	Three Months Ended March 31, 2018
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	58%	79%	78%	75%	70%
Communications	37	18	8	5	21
Special Industries	5	3	14	20	9
Total	100%	100%	100%	100%	100%

NOTE C – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	March 31, 2019	December 31, 2018
Raw materials	$45,419	$43,041
Work-in-process	9,370	8,818
Finished Goods	42,477	42,163
	97,266	94,022
Excess of current cost over LIFO cost	(4,729)	(4,474)
Noncurrent portion of inventory	(4,980)	(4,289)
	$87,557	$85,259

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $28.2 million at March 31, 2019 and $29.5 million at December 31, 2018.  An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.  During the three-month periods ended March 31, 2019 and 2018, the net change in LIFO inventories resulted in $.3 million and $.2 million of expense, respectively, to Income before income taxes.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment—net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	March 31, 2019	December 31, 2018
Land and improvements	$12,638	$12,552
Buildings and improvements	75,408	74,743
Machinery, equipment and aircraft	173,453	171,015
Construction in progress	3,856	3,392
	265,355	261,702
Less accumulated depreciation	(162,169)	(158,747)
	$103,186	$102,955

Legal proceedings

The Company is occasionally subject to a variety of pending legal proceedings and claims arising in the normal course of business, including, but not limited to, litigation relating to employment, workers’ compensation, product liability, environmental and intellectual property. The Company has liability insurance to cover many of these claims.

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

The Company believes the claims against it are without merit and intends to vigorously defend against such claims. The Company is unable to predict the outcome of this case and cannot reasonably estimate a potential range of loss.  However, if it is determined to be adverse to the Company, it could have a material effect on the Company’s financial results.

The Company is not a party to any other pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.

Note D – SHAREHOLDERS EQUITY

The following table reflects the changes in shareholders equity for the three months ended March 31, 2019 and 2018:

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total
	(In thousands, except share and per share data)
Balance at December 31, 2018	$12,662	$(11,008)	$11,008	$34,401	$334,170	$(72,280)	$(53,710)	$(5,873)	$249,370
Net income					1,824				1,824
Foreign currency translation adjustment							1,353		1,353
Recognized net actuarial gain, net of tax provision of $32								93	93
Total comprehensive income									3,270
Share-based compensation				928	(36)				892
Purchase of 40,891 common shares						(2,294)			(2,294)
Issuance of 78,821 common shares	159			(18)					141
Common shares issued to rabbi trust of 705, net		(30)	30						0
Cash dividends declared - $.20 per share				(165)	(1,011)				(1,176)
Balance at March 31, 2019	$12,821	$(11,038)	$11,038	$35,146	$334,947	$(74,574)	$(52,357)	$(5,780)	$250,203

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total
	(In thousands, except share and per share data)
Balance at December 31, 2017	$12,593	$(11,834)	$11,834	$29,734	$311,765	$(68,115)	$(41,425)	$(6,015)	$238,537
Net income					5,528				5,528
Foreign currency translation adjustment							3,832		3,832
Recognized net actuarial gain, net of tax provision of $30								91	91
Total comprehensive income									9,451
Share-based compensation				790	(9)				781
Purchase of 10,907 common shares						(833)			(833)
Issuance of 21,458 common shares	42			52					94
Common shares issued to rabbi trust of 112, net		(15)	15						0
Cash dividends declared - $.20 per share					(1,009)				(1,009)
Balance at March 31, 2018	$12,635	$(11,849)	$11,849	$30,576	$316,275	$(68,948)	$(37,593)	$(5,924)	$247,021

NOTE E – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”).  Net periodic pension cost for this plan included the following components:

	Three Months Ended March 31
	2019	2018
Service cost	$47	$84
Interest cost	354	333
Expected return on plan assets	(488)	(496)
Recognized net actuarial loss	125	121
Net periodic pension cost (benefit)	$38	$42

No contributions were made to the Plan during the three months ended March 31, 2019. The Company does not plan to contribute additional funds to the Plan during the remainder of 2019.

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at January 1	$(5,873)	$(53,710)	$(59,583)	$(6,015)	$(41,425)	$(47,440)
Other comprehensive income before reclassifications:
Gain on foreign currency translation adjustment	0	1,353	1,353	0	3,832	3,832
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	93	0	93	91	0	91
Net current period other comprehensive income	93	1,353	1,446	91	3,832	3,923
Balance at March 31	$(5,780)	$(52,357)	$(58,137)	$(5,924)	$(37,593)	$(43,517)
(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE G – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31, 2019
	2019	2018
Numerator
Net income	$1,824	$5,528
Denominator
Determination of shares
Weighted-average common shares outstanding	5,045	5,046
Dilutive effect - share-based awards	9	18
Diluted weighted-average common shares outstanding	5,054	5,064
Earnings per common share
Basic	$0.36	$1.10
Diluted	$0.36	$1.09

For the three-month period ended March 31, 2019, no stock options were excluded in the calculation of diluted earnings per share as there was no anti-dilutive effect.  For the three-month period ended March 31, 2018, 12,000 stock options, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

NOTE H – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	March 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,788)
Land use rights	1,145	(203)	1,134	(203)
Trademarks	1,721	(1,281)	1,707	(1,247)
Technology	3,022	(1,381)	2,994	(1,334)
Customer relationships	11,895	(6,600)	11,804	(6,415)
	$22,589	$(14,271)	$22,445	$(13,987)
Indefinite-lived intangible assets
Goodwill	$25,465		$15,621

The aggregate amortization expense for other intangibles with finite lives for both three-month periods ended March 31, 2019 and 2018 was $.3 million.  Amortization expense is estimated to be $.9 million for the remaining period of 2019, $.9 million for 2020 and $.8 million for 2021, 2022 and 2023. The weighted-average remaining amortization period is approximately 15.9 years. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 6.8 years; land use rights, 56.7 years; trademarks, 8.4 years; technology, 12.7 years; and customer relationships, 11.2 years.

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

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the three months ended March 31, 2019 are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2019	$3,078	$3,997	$1,355	$7,191	$15,621
Currency translation	0	57	(12)	65	110
Additions			9,734		9,734
Balance at March 31, 2019	$3,078	$4,054	$11,077	$7,256	$25,465

Refer to Note S, “Business Combinations” for further information regarding additions.

NOTE I – SHARE-BASED COMPENSATION

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the three months ended March 31, 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2019	750	$39.10
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	0	$0.00
Outstanding (exercisable and vested) at March 31, 2019	750	$39.10	0.5	$10

There were no stock options exercised under the 1999 Stock Option Plan during either of the three months ended March 31, 2019 or 2018.

As all stock options from the 1999 Stock Option Plan are fully vested, the Company recorded no compensation expense related to stock options for the three months ended March 31, 2019 and 2018.

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

A summary of the RSUs outstanding under the LTIP for the three months ended March 31, 2019 is as follows:

	Restricted Share Units
	Performance and Service Required (1)	Service Required	Total Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2019	213,624	17,298	230,922	$76.20
Granted	63,201	8,123	71,324	56.44
Vested	(75,921)	(1,292)	(77,213)	34.16
Forfeited	(6,753)	(1,068)	(7,821)	68.95
Nonvested as of March 31, 2019	194,151	23,061	217,212	$60.98

(1)	Nonvested performance-based RSUs are reflected above at the maximum performance achievement level.

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Compensation expense related to the time-based RSUs for both three-month periods ended March 31, 2019 and 2018 was $.1 million. As of March 31, 2019, there was $.9 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 2.1 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in either operating or pre-tax income and sales growth over a requisite performance period.  Depending on the extent to which the performance criterions are satisfied under the LTIP and the Incentive Plan, the participants are eligible to earn common shares over the vesting period.  Performance-based compensation expense for the three-month periods ended March 31, 2019 and 2018 was $.8 million and $.7 million, respectively.  As of March 31, 2019, the remaining compensation expense of $5.3 million for outstanding performance-based RSU’s is expected to be recognized over a period of approximately 1.9 years.

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

There were no options granted during either of the three-month periods ended March 31, 2019 and  2018.

Stock option activity under the Company’s LTIP for three months ended March 31, 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2019	30,750	$56.81
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	0	$0.00
Outstanding (vested and expected to vest) at March 31, 2019	30,750	$56.81	6.7	$112
Exercisable at March 31, 2019	23,250	$56.77	5.8	$100

There were no shares exercised during the three-month periods ended March 31, 2019 and 2018.

For both three-month periods ended March 31, 2019 and 2018, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million.  The total compensation cost related to nonvested awards not yet recognized at March 31, 2019 is expected to be $.1 million over a weighted-average period of approximately 2.4 years.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s common shares held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of March 31, 2019, 270,335 shares have been deferred and are being held in the rabbi trust.

NOTE J – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the consolidated balance sheets as of March 31, 2019 and 2018:

Description	Balance as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$2,281	$2,281	$0	$0
Total Assets	$2,281	$2,281	$0	$0

Liabilities:
Supplemental profit sharing plan	5,273	0	5,273	0
Total Liabilities	$5,273	$0	$5,273	$0

Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$1,648	$1,648	$0	$0
Total Assets	$1,648	$1,648	$0	$0

Liabilities:
Supplemental profit sharing plan	4,946	0	4,946	0
Total Liabilities	$4,946	$0	$4,946	$0

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives. The liability for this unfunded Supplemental Profit Sharing Plan was $5.3 million at March 31, 2019 and $4.9 million at December 31, 2018.  These amounts are recorded within Other noncurrent liabilities on the Company’s consolidated balance sheets. During January 2018, the Company amended the Supplemental Profit Sharing Plan to allow the participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

In order to mitigate the risk associated with the Supplemental Profit Sharing Plan, the Company has invested in marketable securities, principally equity based mutual funds.  The balances of $2.3 million and $1.6 million were reported at fair value within Other current assets on the Company’s consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.  Changes in the fair value of the securities of $.1 million and less than $.1 million were recognized within Other income, net within the consolidated statements of income for the three-month periods ended March 31, 2019 and 2018, respectively. Additionally, the Company also invested in a Corporate Owned Life Insurance Policy (“COLI”).  At March 31, 2019 and December 31, 2018, the cash surrender value of the COLI was $3.0 million and $2.8 million, respectively, and is recorded in Other assets on the Company’s consolidated balance sheet.

NOTE K – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2018, the FASB issued ASU 2018-02, “Income Statement (Topic 220), Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which gives the entity the option to reclassify to retained earnings the tax effect resulting the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) related items that the FASB refers to as having been stranded in accumulated other comprehensive income (“OCI”).  The Company adopted ASU 2018-02 effective January 1, 2019 and did not elect the option to reclassify to retained earnings the tax effects resulting from the Tax Act that are stranded in OCI.  The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  The amendments in this update require the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements.  Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases classified as operating leases under previous guidance. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease.  Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. The lessee is also required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities.

This ASU was applied using a modified retrospective adoption method with the option of applying the guidance either retrospectively to each prior comparative reporting period presented or retrospectively at the beginning of the period of adoption, effective January 1, 2019.  The Company applied the transitional package of practical expedients allowed by the standard to not reassess the identification, classification and initial direct costs of leases commencing before this ASU's effective date, however, the Company did not elect the hindsight transitional practical expedient. The Company also applied the practical expedient to not separate lease and non-lease components to new leases as well as existing leases through transition. The Company also elected the practical expedient allowed under “Leases (Topic 842)” to exclude leases with a term of twelve months or less form the calculation of the lease liabilities and right-of-use assets.

In July of 2018, the FASB issued ASU 2018-11, “Targeted Improvements to ASC 842,” which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the initial application of transition.  The amendments in Topic 842 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.

The Company has finalized its policy elections, the discount rate used, data and business processes and controls to support recognition and disclosure under the new standard.  The adoption of this ASU resulted in recognition of right-of-use assets and corresponding current and long-term lease obligations, on a discounted basis, of its lease obligations of $10.4 million on the Company’s balance sheet.  Refer to Note Q “Leases” for additional details regarding the Company’s leases.  The adoption of ASU 842 did not have a material impact on the Company’s results of operations, cash flows or debt covenants.

NOTE L – NEW ACCOUNTING STANDARDS TO BE ADOPTED

The Company considers the applicability and impact of all ASU’s.  Recently issued ASU’s that are not listed below were assessed and determined to be not applicable in the current reporting period.

In August 2018, the FASB issued ASU 2018-13 “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which will modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including the removal of certain disclosure requirements.  The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted.  An entity is permitted to early adopt any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until the effective date.  The Company is currently evaluating what impact its adoption, effective January 1, 2020, will have to the presentation of the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 changes how entities will measure credit losses for most financial assets and other instruments that are not measured at fair value through net income.  This update introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument.  As no specific method to calculate the estimate is defined in ASU 2016-13, the application will require significant judgement.  ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company is currently evaluating what impact its adoption, effective January 1, 2020, will have to the presentation of the Company’s consolidated financial statements.

NOTE M – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three months ended March 31, 2019 and 2018. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended March 31
	2019	2018
Net sales
PLP-USA	$41,425	$39,443
The Americas	13,771	19,546
EMEA	15,634	15,081
Asia-Pacific	26,323	24,069
Total net sales	$97,153	$98,139
Intersegment sales
PLP-USA	$2,263	$2,183
The Americas	2,130	1,968
EMEA	237	334
Asia-Pacific	3,195	1,710
Total intersegment sales	$7,825	$6,195
Income taxes
PLP-USA	$(513)	$374
The Americas	176	1,388
EMEA	75	237
Asia-Pacific	366	102
Total income taxes	$104	$2,101
Net income (loss)
PLP-USA	$(81)	$1,714
The Americas	964	3,143
EMEA	513	363
Asia-Pacific	428	308
Total net income	$1,824	$5,528

	March 31, 2019	December 31, 2018
Assets
PLP-USA	$124,226	$118,171
The Americas	73,839	69,764
EMEA	73,840	57,263
Asia-Pacific	115,223	113,599
Total identifiable assets	$387,128	$358,797

NOTE N – INCOME TAXES

The Company’s effective tax rate was 5% and 28% for the three months ended March 31, 2019 and 2018, respectively.  The lower effective tax rate for the three months ended March 31, 2019 compared to the U.S. federal statutory rate of 21% was primarily due to the recognition of benefits related to stock based compensation, partially offset by U.S. permanent items primarily related to deductibility of executive compensation and increased earnings in jurisdictions with higher tax rates than the U.S. statutory rate.  The higher effective tax rate for the three months ended March 31, 2018 compared to the U.S. federal statutory rate of 21% was primarily due to an increase in earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested and an increase in various U.S. permanent items related to provisions of the Tax Cuts and Jobs Act enacted December 22, 2017.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  No significant changes to the valuation allowances were reflected for the periods ended March 31, 2019 and March 31, 2018.

The Company previously considered the majority of the earnings in non-U.S. subsidiaries to be permanently reinvested and accordingly did not record any associated deferred income taxes on such earnings.  The Company intends to continue to invest most or all of these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and does not expect to incur any significant additional taxes related to such amounts.

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

The following is a rollforward of the product warranty reserve:

	Three Months Ended March 31
	2019	2018
Beginning of period balance	$928	$1,076
Additions charged to income	4	8
Warranty usage	(43)	(16)
Currency translation	9	4
End of period balance	$898	$1,072

NOTE P – DEBT ARRANGEMENTS

On March 13, 2018, the Company extended the term on its $65 million credit facility from June 30, 2019 to June 30, 2021.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless its funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the LIBOR spread becomes 1.500%.  At March 31, 2019, the Company’s Polish subsidiary had borrowed $.9 million U.S. dollars at a rate of 1.125% plus the Warsaw Interbank Offer Rate with a term expiring June 30, 2021.  At March 31, 2019, the Company’s Australian subsidiary had borrowed $6.4 million U.S. dollars, also with a term expiring June 30, 2021.  At March 31, 2019, the interest rates on the U.S., Polish and Australian line of credit agreement were 3.620%, 2.765% and 2.975%, respectively.  Under the credit facility, at March 31, 2019, the Company had utilized $31.3 million with $33.7 million available under the line of credit, net of long-term outstanding letters of credit.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability.  At March 31, 2019, the Company was in compliance with these covenants.

On February 28, 2019, the Company acquired SubCon Electrical Fittings GmbH (“SubCon”), headquartered in Dornbirn, Austria.  The Company’s Austrian subsidiary has a line of credit with a term expiration of May 31, 2019 with the option to renew for an additional twelve months indefinitely.  At March 31, 2019, the Company’s Austrian subsidiary had borrowed its full capacity on the line of credit at $1.0 million euros, or $1.1 million U.S. dollars, at an interest rate of 2.000%.

For both periods ended March 31, 2019 and December 31, 2018, the Company’s Asia Pacific segment had $.3 million in restricted cash used to secure bank debt.  The restricted cash is shown on the balance sheet in Other assets.

NOTE Q – LEASES

The Company adopted guidance effective in ASU 2016-02, “Leases (Topic 842)” on January 1, 2019.  Adoption of this guidance did not change the Company’s balance sheet or income statement recognition of finance leases.  As a result of adopting this guidance, the Company recorded short and long-term lease liabilities and corresponding right-of-use assets related to its operating leases.

The Company regularly enters into leases in the normal course of business.  As of March 31, 2019, the leases in effect were related to land, buildings, vehicles, office equipment and other production equipment under operating leases with lease terms of up to 99 years. The Company often has the option to renew lease terms for buildings and other assets.  The exercise of lease renewal options are generally at the Company’s sole discretion.  In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion.  The Company evaluates renewal and termination options at the lease commencement date to determine if the Company is reasonably certain to exercise the option on the basis of economic factors.  The weighted average remaining lease term for the Company’s operating and financing leases as of March 31, 2019 was 18.9 and 3.0 years, respectively.

Lease expense is recognized for these leases on a straight-line basis over the lease term with variable lease payments recognized in the period those payments are incurred.  The components of operating and finance lease costs are recognized in Costs and expenses and Interest expense, respectively, on the Company’s Consolidated Statements of Income.  The Company’s operating and finance lease costs for the three months ended March 31, 2019 were as follows:

Three Months Ended March 31, 2019
Components of Lease Expense
Operating lease cost	$665

Finance lease cost
Amortization of right-of-use assets	18
Interest on lease liabilities	3
Total lease cost	$686

The discount rate implicit within each lease is often not determinable and, therefore, the Company establishes the discount rate based on its incremental borrowing rate.  The incremental borrowing rate for the Company’s leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral.  The weighted average discount rate used to measure the Company’s operating and finance lease liabilities as of March 31, 2019 was 5.21% and 4.52%, respectively.

Future maturities of the Company’s lease liabilities as of March 31, 2019 are as follows:

	Operating Leases	Finance Leases
2019	$1,783	$81
2020	1,983	110
2021	1,699	36
2022	1,299	27
2022	793	25
2023 and thereafter	8,954	2
Total lease payments	$16,511	$281
Less amount of lease payment representing interest	6,127	19
Total present value of lease payments	$10,384	$262

The Company’s current and non-current finance lease liabilities are recorded in Accrued expenses and other liabilities and Other noncurrent liabilities, respectively, on the Company’s Consolidated Balance Sheets.  The total minimum sublease rentals under noncancelable subleases to be received through 2023 is $4.3 million.

Supplemental cash flow information related to leases for the three-month period ended March 31, 2019 was as follows:

Three Months Ended March 31, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3
Operating cash flows from finance leases	702
Financing cash flows from finance leases	26

NOTE R – RELATED PARTY TRANSACTIONS

On February 6, 2019, the Company purchased 36,413 shares of the Company from current Officers at a price per share of $56.44, which was calculated from a 30-day average market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

NOTE S – BUSINESS COMBINATIONS

On February 28, 2019, the Company acquired 100% of SubCon.  Subcon is headquartered in Dornbirn, Austria with manufacturing operations in Brno, Czech Republic. The results of Subcon are included in the Company’s EMEA reportable segment.  The acquisition of SubCon will strengthen the Company’s position in the global substation market and will expand its operational presence in Europe. The majority of assets acquired were intangible assets and are reported as Goodwill on the Company’s consolidated balance sheet in the amount of $9.7 million at March 31, 2019.  The values related to the acquisition are preliminary and subject to final opening balance sheet adjustments.

NOTE T – SUBSEQUENT EVENTS

On April 1, 2019, the Company acquired MICOS Telcom s.r.o (“Micos Telcom”) headquartered in Prostějov, Czech Republic.  The acquisition is not considered material as assets acquired are less than 5% of the Company’s total consolidated assets.  The acquisition of MICOS Telcom will strengthen the Company’s position in the global telecom market and will also expand its operational presence in Europe.

On April 25, 2019, the Company borrowed $8.0 million U.S. dollars on behalf of its Indonesian subsidiary at a rate of 3.501% with a term expiring on April 30, 2024.  For further information regarding this debt, refer to Exhibit 10.1, Term Note dated April 25, 2019 between the Company and PNC Bank, National Association and Exhibit 10.2, Joinder and Amendment No. 5 to Amended and Restated Loan Agreement dated April 25, 2019 between the Company and PNC Bank, National Association.

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

OVERVIEW

Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) was incorporated in Ohio in 1947.  We are an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries. Our primary products support, protect, connect, terminate, and secure cables and wires. We also provide solar hardware systems, mounting hardware for a variety of solar power applications, and fiber optic and copper splice closures. PLPC is respected around the world for quality, dependability and market-leading customer service. Our goal is to continue to achieve profitable growth as a leader in the research, innovation, development, manufacture, and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets. We have 27 sales and manufacturing operations in 19 different countries.

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

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies strengthen against the U.S. dollar, our sales and costs increase as the foreign currency-denominated financial statements translate into more U.S. dollars, and, conversely, when foreign currencies weaken, our sales and costs decrease upon translation into U.S. dollars.  The fluctuations of foreign currencies during the three months ended March 31, 2019 had a $4.8 million unfavorable effect on net sales compared to the same period in 2018.  The favorable effect on net income was $.2 million for the three-month period ended March 31, 2019.  On a reportable segment basis, the impact of foreign currency on net sales and net income for the three months ended March 31, 2019 was as follows:

	Foreign Currency Translation Impact
	Net Sales	Net Income
(Thousands of dollars)	Three Months	Three Months
The Americas	$(2,247)	$179
EMEA	(1,558)	(47)
Asia-Pacific	(1,011)	43
Total	$(4,816)	$175

The operating results for the three months ended March 31, 2019 are compared to the same period in 2018. Net sales for the three months ended March 31, 2019 of $97.2 million decreased $1.0 million, or 1.0%, compared to 2018.  As a percentage of net sales, gross profit decreased to 28.1% in 2019 from 32.1% in 2018.  Gross profit for the three-month periods ended March 31, 2019 and 2018 was $27.3 million and $31.5 million, respectively.  Excluding the unfavorable impact of foreign currency translation, gross profit decreased $2.8 million, or 9.0%, compared to 2018.  Costs and expenses of $25.2 million increased $1.4 million compared to 2018, which includes a favorable impact from currency translation of $1.7 million.  Operating income for the three months ended March 31, 2019 was $2.0 million, a decrease of $5.7 million when compared to 2018.  Net income for the three months ended March 31, 2019 of $1.8 million decreased $3.7 million compared to the three months ended March 31, 2018.  The effect of currency translation had favorable impacts on operating income of $.3 million and net income of $.2 million, respectively.

The following table reflects the impact of foreign currency fluctuations on operating income for the three months ended March 31, 2019 and 2018:

	Foreign Currency Translation Impact
	Three Months Ended March 31
(Thousands of dollars)	2019	2018
Operating income	$2,046	$7,745
Translation gain	(251)	0
Transaction loss (gain)	(20)	(64)
Operating income excluding currency impact	$1,775	$7,681

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THREE MONTHS ENDED MARCH 31, 2018

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended March 31, 2019 and 2018. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended March 31
(Thousands of dollars)	2019		2018		Change
Net sales	$97,153	100.0%	$98,139	100.0%	$(986)
Cost of products sold	69,888	71.9	66,621	67.9	3,267
GROSS PROFIT	27,265	28.1	31,518	32.1	(4,253)
Costs and expenses	25,219	26.0	23,773	24.2	1,446
OPERATING INCOME	2,046	2.1	7,745	7.9	(5,699)
Other expense - net	(118)	(0.1)	(116)	(0.1)	(2)
INCOME BEFORE INCOME TAXES	1,928	2.0	7,629	7.8	(5,701)
Income taxes	104	0.1	2,101	2.1	(1,997)
NET INCOME	$1,824	1.9%	$5,528	5.6%	$(3,704)

Net sales. Net sales were $97.2 million for the three months ended March 31, 2019, a decrease of $1.0 million, or 1%, from the three months ended March 31, 2018.  Excluding the unfavorable effect of currency translation, net sales for the three months ended March 31, 2019 increased $3.8 million compared to the same period in 2018, or 4%, as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2019	2018	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$41,425	$39,443	$1,982	$0	$1,982	5%
The Americas	13,771	19,546	(5,775)	(2,247)	(3,528)	(18)
EMEA	15,634	15,081	553	(1,558)	2,111	14
Asia-Pacific	26,323	24,069	2,254	(1,011)	3,265	14
Consolidated	$97,153	$98,139	$(986)	$(4,816)	$3,830	4%

The year-over-year increase in PLP-USA net sales of $2.0 million, or 5%, was primarily due to a volume increase in energy product sales.  International net sales for the three months ended March 31, 2019 experienced an unfavorable impact of $4.8 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation.  The Americas net sales of $13.8 million decreased $3.5 million, or 18%, primarily due to a volume decrease in energy and communication product sales.  EMEA net sales of $15.6 million increased $2.1 million, or 14%, primarily due to a volume increase in energy product sales within the region.  In Asia-Pacific, net sales of $26.3 million increased $3.3 million, or 14%, compared to 2018 primarily due to a sales volume increase in the energy and special industries products.

Gross profit. Gross profit was $27.3 million and $31.5 million for the three-month periods ended March 31, 2019 and 2018, respectively.  Excluding the unfavorable effect of currency translation, gross profit decreased $2.8 million, or 9%, as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2019	2018	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$12,016	$13,486	$(1,470)	$0	$(1,470)	(11)%
The Americas	4,071	7,943	(3,872)	(694)	(3,178)	(40)
EMEA	4,589	4,414	175	(443)	618	14
Asia-Pacific	6,589	5,675	914	(270)	1,184	21
Consolidated	$27,265	$31,518	$(4,253)	$(1,407)	$(2,846)	(9)%

Despite year-over-year favorable sales growth, PLP-USA gross profit of $12.0 million decreased $1.5 million compared to the same period in 2018 as a result of increases in raw material and production costs.  International gross profit for the three months ended March 31, 2019 was unfavorably impacted by $1.4 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit decrease of $3.2 million was primarily the result of the sales decrease of $3.5 million combined with product margin decline in the region due to sales mix and increases in raw material and production costs.  EMEA gross profit increased $.6 million mainly as a result of increased sales volume.  Asia-Pacific gross profit increased $1.2 million primarily as a result of a year-over-year increase in sales of $3.3 million and a sales mix shift to higher margin products.

Costs and expenses. Costs and expenses of $25.2 million for the three months ended March 31, 2019 increased $1.4 million, or 6%.  Excluding the favorable effect of currency translation, costs and expenses increased $3.1 million, or 13%, as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2019	2018	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$12,434	$11,168	$1,266	$0	$1,266	11%
The Americas	2,990	3,469	(479)	(961)	482	14
EMEA	4,057	3,855	202	(393)	595	15
Asia-Pacific	5,738	5,283	455	(304)	759	14
Consolidated	$25,219	$23,775	$1,444	$(1,658)	$3,102	13%

PLP-USA costs and expenses of $12.4 million for the three months ended March 31, 2019 increased $1.3 million, or 11%, compared to 2018 mainly due to increased professional fees of $.7 million, higher bad debt expense of $.4 million, higher personnel related expenses including benefits of $.2 million, a $.2 million reduction in net foreign currency exchange gains and miscellaneous net increases in expenses of $.2 million.  Lower commission expense of $.4 million partially offset the year-over-year increase in U.S. cost and expenses.  Foreign currency exchange gains and losses are primarily related to translating into U.S. dollars its foreign denominated loans, trade and royalty receivables from its foreign subsidiaries at the March 31, 2019 exchange rates.  On a consolidated basis, costs and expenses for the three months ended March 31, 2019 were favorably impacted by $1.7 million when local currencies were translated to U.S. dollars.  The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $3.0 million increased $.5 million for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to a $.3 million net loss on foreign currency transactional exchange, higher salary related expense of $.1 million combined with increased professional fees of $.1 million.  EMEA costs and expenses of $4.1 million increased $.6 million mainly due to an increase in personnel related expenses of $.3 million, higher professional fees of $.1 million and a $.1 million incremental loss in net foreign currency exchange effect.  Asia-Pacific costs and expenses of $5.7 million increased $.8 million. This increase was primarily due to increased personnel related expenses of $.3 million, higher commission expense of $.1 million, increased combined travel and advertising expense of $.1 million, increased bad debt expense of $.1 million along with combined increases in various expenses of $.2 million.

Other income (expense). Other expense for both three-month periods ended March 31, 2019 and 2018 was $.1 million.

Income taxes.  Income taxes for the three months ending March 31, 2019 and 2018 were $.1 million and $2.1 million, respectively, based on pre-tax income of $1.9 million and $7.6 million, respectively. The effective tax rate for the three-month periods ending March 31, 2019 and 2018 was 5% and 28%, respectively, compared to the U.S. federal statutory rate of 21%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions.  It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate:

2019

1.	A $.4 million, or 21%, net decrease resulting from U.S. permanent items, primarily related to tax benefits related to stock-based compensation.
2.	A $.1 million, or 5%, increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

2018

1.	A less than $.1 million, or 1%, net increase resulting from higher U.S. permanent items primarily related to provisions of the Tax Cuts and Jobs Act enacted December 22, 2017.

2.	A $.4 million, or 6%, increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate.

Net income. As a result of the preceding items, net income for the three months ended March 31, 2019 was $1.8 million, compared to $5.5 million for the three months ended March 31, 2018, a decrease of $3.7 million as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2019	2018	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income (loss)
PLP-USA	$(81)	$1,714	$(1,795)	$0	$(1,795)	(105)%
The Americas	964	3,143	(2,179)	179	(2,358)	(75)
EMEA	513	363	150	(47)	197	54
Asia-Pacific	428	308	120	43	77	25
Consolidated	$1,824	$5,528	$(3,704)	$175	$(3,879)	(70)%

PLP-USA’s net income for the three months ended March 31. 2019 decreased $1.8 million compared to the same period in 2018 due to a decrease in operating income of $2.7 million, partially offset by a decrease in income taxes of $.9 million due to a tax benefit recorded in the current period.  The following discussion of net income excludes the effect of currency translation.  The Americas net income decreased $2.4 million as a result of a $3.7 million decrease in operating income, partially offset by lower income taxes of $1.3 million. EMEA net income increased $.2 million mainly as a result of a $.2 million year-over-year decrease in income tax expense as EMEA’s operating income was flat year-over year at $.6 million. Asia-Pacific net income increased $.1 million as a result of a $.4 million increase in operating income partially offset by an increase in income tax expense of $.3 million.

POLICIES AND ESTIMATES

Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2018 filed on March 8, 2019 with the Securities and Exchange Commission and are, therefore, not presented herein.  For more detail regarding the January 1, 2019 adoption of ASU 2016-02, “Leases (Topic 842),” refer to Note Q “Leases” and Note K “Recently Adopted Accounting Pronouncements.”

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first three months of 2019, we used cash of $2.4 million for capital expenditures. We ended the first three months of 2019 with $43.8 million of cash, and cash equivalents and restricted cash (“Cash”). Our Cash is held in various locations throughout the world. At March 31, 2019, the majority of our Cash was held outside the U.S. We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt at March 31, 2019 was $51.0 million.  At March 31, 2019, our unused availability under our line of credit was $33.7 million and our bank debt to equity percentage was 20.4%. In 2018, we extended the term on our $65 million credit facility from June 30, 2019 to June 30, 2021.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless our funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread becomes 1.500%.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and funded debt-to-earnings before interest, taxes, depreciation and amortization along with an interest coverage ratio. The net worth and profitability requirements are calculated based on the line of credit agreement. At March 31, 2019 and December 31, 2018, we were in compliance with these covenants.

We expect that our major source of funding for 2019 and beyond will be our operating cash flows, our existing Cash as well as our line of credit agreement. We earn a significant amount of our operating income outside the United States, which, except for current earnings in certain jurisdictions, is deemed to be indefinitely reinvested in foreign jurisdictions.  We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months and thereafter for the foreseeable future. In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions. We also believe that we can expand our borrowing capacity, if necessary; however, we do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

Sources and Uses of Cash

Cash decreased $3.0 million compared to the same period in 2018.  Net Cash provided by operating activities was $.5 million. The most significant net investing and financing uses of Cash in the three months ended March 31, 2019 were payments of long-term debt of $17.4 million, Cash used to fund the acquisition of Subcon of $10.2 million, capital expenditures of $2.4 million, share repurchases of $2.3 million and dividends paid of $1.0 million, partially offset by net debt and notes payable proceeds of $31.8 million. Currency had a positive $1.3 million impact on Cash when translating foreign denominated financial statements to U.S. dollars.

Net provided by operating activities for the three months ended March 31, 2019 and 2018 was $.5 million compared to a use of Cash of $1.0 million during the three months ended March 31, 2018.  The $1.5 million increase was primarily a result of a decrease in Cash usage for operating assets (net of operating liabilities) of $5.8 million, which included a decrease resulting from the 2018 $5.3 million contribution to the pension plan, partially offset by a decrease in net income of $3.7 million and a decrease in non-cash items of $.6 million.

Net Cash used in investing activities of $13.1 million for the three months ended March 31, 2019 increased $6.1 million when compared to Cash used in investing activities in the three months ended March 31, 2018 of $7.0 million. The change was primarily related to Cash used to fund the Subcon acquisition, net of Cash, of $10.2 million, partially offset by a reduction in Cash used year-over year to purchase marketable securities of $3.8 million and a reduction in capital expenditures of $.3 million.

Cash provided by financing activities for the three months ended March 31, 2019 was $11.1 million compared to $8.3 million for the three months ended March 31, 2018. The $2.8 million decrease was primarily the result of a net increase in debt borrowings in 2019 compared to 2018 of $4.3 million, partially offset by Cash used for net stock issuances and repurchases of $1.5 million.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

See Note K of the Notes to the Consolidated Financial Statements

NEW ACCOUNTING STANDARDS TO BE ADOPTED

See Note L of the Notes to the Consolidated Financial Statements

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

•	The Company’s ability to identify, complete, obtain funding for and integrate acquisitions for profitable growth;
•	The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers and of any legal or regulatory claims;
•	The relative degree of competitive and customer price pressure on the Company’s products;
•	The cost, availability and quality of raw materials required for the manufacture of products and any tariffs that may be associated with the purchase of these products;
•	Strikes, labor disruptions and other fluctuations in labor costs;
•	Changes in significant government regulations affecting environmental compliances or other litigation matters;
•	The telecommunication market’s continued deployment of Fiber-to-the-Premises; and
•	Those factors described under the heading “Risk Factors” on page 11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 8, 2019.

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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%.  As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar.  The remeasurement impact to the three months ended March 31, 2019 was immaterial and is included in the Company’s consolidated financial statements.

As of March 31, 2019, the Company had no foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading or speculative purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $5.2 million and on income before taxes of $1.3 million.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $31.3 million at March 31, 2019. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.4 million for the three months ended March 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842).” For the adoption, the Company implemented changes to its lease recognition process and control activities, including the development of new entity-wide policies, processes, including the use of a software package, controls, training and ongoing lease contract reviews to accommodate presentation and disclosure requirements.  For more detail regarding the January 1, 2019 adoption of ASU No. 2016-02, refer to Note Q “Leases” and Note K “Recently Adopted Accounting Pronouncements.”

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three-month period ended March 31, 2019 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company believes the claims against it are without merit and intends to vigorously defend against such claims. We are unable to predict the outcome of this case and cannot reasonably estimate a potential range of loss.  However, if it is determined adverse to the Company, it could have a material effect on the Company’s financial results.

The Company is not a party to any other pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flow.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 8, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 13, 2017, the Board of Directors authorized a plan to repurchase up to an additional 228,138 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three months ended March 31, 2019:

Period (2019)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January	1,000	$55.70	53,318	196,682
February	36,413	56.44	89,731	160,269
March	3,478	52.66	93,209	156,791
Total	40,891

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Term Not April 25, 2019 between the Company and PNC Bank, National Association, filed herewith.

10.2	Joinder and Amendment No. 5 to Amended and Restated Line of Credit Note dated April 25, 2019 between the Company and PNC Bank, National Association, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Michael A. Weisbarth, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Michael A. Weisbarth, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2019	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 3, 2019	/s/ Michael A. Weisbarth
Michael A. Weisbarth
Vice President – Finance and Treasurer
(Principal Accounting Officer)