Form 10-Q
period 2019-06-30
PREFORMED LINE PRODUCTS CO
filed 2019-08-02
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of common shares outstanding as of July 29, 2019: 5,030,181.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $2.00 per share	PLPC	NASDAQ

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$41,260	$43,609
Accounts receivable, less allowances of $3,753 ($3,178 in 2018)	91,767	73,139
Inventories - net	92,732	85,259
Prepaids	7,299	6,205
Prepaid taxes	2,127	3,169
Other current assets	2,036	2,882
TOTAL CURRENT ASSETS	237,221	214,263
Property, plant and equipment - net	112,263	102,955
Operating lease, right-of-use assets	13,011	0
Intangibles - net	12,859	8,458
Goodwill	28,726	15,621
Deferred income taxes	7,462	6,900
Other assets	13,611	10,600
TOTAL ASSETS	$425,153	$358,797
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$28,727	$26,414
Notes payable to banks	9,846	9,042
Operating lease liabilities, current	2,142	0
Current portion of long-term debt	2,279	1,448
Accrued compensation and amounts withheld from employees	14,413	11,153
Accrued expenses and other liabilities	19,354	12,582
Accrued profit-sharing and other benefits	4,312	6,982
Dividends payable	1,092	1,051
Income taxes payable	1,337	815
TOTAL CURRENT LIABILITIES	83,502	69,487
Long-term debt, less current portion	55,222	24,960
Unfunded pension obligation	5,085	5,259
Operating lease liabilities, non-current	8,806	0
Deferred income taxes	3,198	1,711
Other noncurrent liabilities	11,526	8,010
SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,030,181 and 5,020,410 issued and outstanding, at June 30, 2019 and December 31, 2018, respectively	12,822	12,662
Common shares issued to rabbi trust, 270,860 and 269,630 shares at June 30, 2019 and December 31, 2018, respectively	(11,066)	(11,008)
Deferred compensation liability	11,066	11,008
Paid-in capital	36,200	34,401
Retained earnings	341,804	334,170
Treasury shares, at cost, 1,381,002 and 1,310,387 shares at June 30, 2019 and December 31, 2018, respectively	(76,030)	(72,280)
Accumulated other comprehensive loss	(56,944)	(59,583)
TOTAL PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS’ EQUITY	257,852	249,370
Noncontrolling interest	(38)	0
TOTAL SHAREHOLDERS’ EQUITY	257,814	249,370
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$425,153	$358,797

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
(Thousands of dollars, except per share data)
Net sales	$114,842	$108,915	$211,995	$207,054
Cost of products sold	77,035	73,712	146,923	140,333
GROSS PROFIT	37,807	35,203	65,072	66,721
Costs and expenses
Selling	9,046	9,471	17,458	18,332
General and administrative	12,893	11,288	25,211	22,203
Research and engineering	4,428	3,646	8,569	7,307
Other operating expense - net	325	1,465	673	1,800
	26,692	25,870	51,911	49,642
OPERATING INCOME	11,115	9,333	13,161	17,079
Other income (expense)
Interest income	223	134	402	229
Interest expense	(585)	(348)	(952)	(628)
Other income - net	97	105	167	173
	(265)	(109)	(383)	(226)
INCOME BEFORE INCOME TAXES	10,850	9,224	12,778	16,853
Income tax expense	2,984	2,489	3,088	4,590
NET INCOME	$7,866	$6,735	$9,690	$12,263
Less: Net loss attributable to noncontrolling interests	(38)	0	(38)	0
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$7,904	$6,735	$9,728	$12,263
WEIGHTED EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$1.57	$1.34	$1.93	$2.43
Diluted	$1.56	$1.33	$1.92	$2.42
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	5,049	5,044	5,047	5,045
Diluted	5,058	5,064	5,056	5,064

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
(Thousands of dollars)
Net income	$7,866	$6,735	$9,690	$12,263
Other comprehensive income, net of tax
Foreign currency translation adjustment	1,100	(13,367)	2,453	(9,535)
Recognized net actuarial gain (net of tax provision of $31 and $29 for the three months ended June 30, 2019 and 2018, respectively, and net of tax provision of $63 and $59 for the six months ended June 30, 2019 and 2018, respectively).	93	92	186	183
Other comprehensive income (loss), net of tax	1,193	(13,275)	2,639	(9,352)
Add: Comprehensive loss attributable to noncontrolling interests	38	0	38	0
Comprehensive income (loss) attributable to Preformed Line Products Company shareholders	$9,097	$(6,540)	$12,367	$2,911

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
	2019	2018
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$9,690	$12,263
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	6,539	6,524
Provision for accounts receivable allowances	737	575
Provision for inventory reserves	895	1,455
Deferred income taxes	(712)	(462)
Share-based compensation expense	1,956	1,717
Gain on sale of property and equipment	0	(99)
Other - net	67	54
Changes in operating assets and liabilities
Accounts receivable	(16,162)	(7,595)
Inventories	(4,114)	(10,280)
Trade accounts payable and accrued liabilities	8,765	3,732
Income taxes - net	211	2,305
Other - net	(2,037)	(2,510)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,835	7,679
INVESTING ACTIVITIES
Capital expenditures	(11,983)	(5,573)
Proceeds from the sale of property and equipment	0	3
Purchase of marketable securities	(496)	(4,690)
Proceeds from marketable securities	2,309	2,953
Purchase of company owned life insurance policy	(2,309)	(2,953)
Acquisition of businesses, net of cash acquired	(18,974)	0
NET CASH USED IN INVESTING ACTIVITIES	(31,453)	(10,260)
FINANCING ACTIVITIES
Increase in notes payable to banks	578	2,055
Proceeds from long-term debt	55,636	35,272
Payments of long-term debt	(25,581)	(32,430)
Dividends paid	(2,220)	(2,065)
Proceeds from issuance of common shares	0	252
Purchase of common shares for treasury	(1,695)	(110)
Purchase of common shares for treasury from related parties	(2,055)	(1,705)
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,663	1,269
Effects of exchange rate changes on cash and cash equivalents	(1,370)	(2,570)
Net decrease in cash, cash equivalents and restricted cash	(2,325)	(3,882)
Cash, cash equivalents and restricted cash at beginning of year	43,910	45,579
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD(1)	$41,585	$41,697

(1)	Includes restricted cash of $.3 million at both June 30, 2019 and December 31, 2018. For further information regarding restricted cash, refer to Note P, “Debt Arrangements.”

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2019.

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

Disaggregated revenue

The Company’s revenues by segment and product type are as follows:

	Three Months Ended June 30, 2019
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	63%	66%	48%	66%	62%
Communications	30	29	32	10	25
Special Industries	7	5	20	24	13
Total	100%	100%	100%	100%	100%

	Three Months Ended June 30, 2018
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	57%	77%	75%	70%	68%
Communications	36	19	6	4	19
Special Industries	7	4	19	26	13
Total	100%	100%	100%	100%	100%

	Six Months Ended June 30, 2019
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	64%	63%	61%	64%	63%
Communications	30	31	24	8	24
Special Industries	6	6	15	28	13
Total	100%	100%	100%	100%	100%

	Six Months Ended June 30, 2018
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	58%	77%	78%	74%	69%
Communications	36	19	6	5	20
Special Industries	6	4	16	21	11
Total	100%	100%	100%	100%	100%

NOTE C – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	June 30, 2019	December 31, 2018
Raw materials	$48,324	$43,041
Work-in-process	9,888	8,818
Finished Goods	43,328	42,163
	101,540	94,022
Excess of current cost over LIFO cost	(4,852)	(4,474)
Noncurrent portion of inventory	(3,956)	(4,289)
	$92,732	$85,259

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $29.2 million at June 30, 2019 and $29.5 million at December 31, 2018.  An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.  During the three and six-month periods ended June 30, 2019, the net change in LIFO inventories resulted in no change and $.3 million of expense, respectively, to Income before income taxes.  During the three and six-month periods ended June 30, 2018, the net change in LIFO inventories resulted in $.2 million and $.4 million of expense, respectively, to Income before income taxes.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment—net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	June 30, 2019	December 31, 2018
Land and improvements	$16,821	$12,552
Buildings and improvements	78,051	74,743
Machinery, equipment and aircraft	179,200	171,015
Construction in progress	5,874	3,392
	279,946	261,702
Less accumulated depreciation	(167,683)	(158,747)
	$112,263	$102,955

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

The Company and its subsidiaries Helix Uniformed Ltd. (“Helix”) and Preformed Line Products (Canada) Limited (“PLPC Canada”), were each named, jointly and severally, with each of SNC-Lavalin ATP, Inc. (“SNC ATP”), HD Supply Canada Inc., by its trade names HD Supply Power Solutions and HD Supply Utilities (“HD Supply”), and Anixter Power Solutions Canada Inc. (the corporate successor to HD Supply), “Anixter” and, together with the Company, PLPC Canada, Helix, SNC ATP and HD Supply, the (“Defendants”) in a complaint filed by Altalink, L.P. (the “Plaintiff”) in the Court of Queen’s Bench of Alberta in Alberta, Canada in November 2016 (the “Complaint”).

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

NOTE D – SHARE HOLDERS EQUITY

The following table reflects the changes in shareholders equity for the three and six months ended June 30, 2019 and 2018:

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity
	(In thousands, except share and per share data)
Balance at December 31, 2018	$12,662	$(11,008)	$11,008	$34,401	$334,170	$(72,280)	$(53,710)	$(5,873)	$249,370
Net income					1,824				1,824
Foreign currency translation adjustment							1,353		1,353
Recognized net actuarial gain, net of tax provision of $32								93	93
Total comprehensive income									3,270
Share-based compensation				928	(36)				892
Purchase of 40,891 common shares						(2,294)			(2,294)
Issuance of 78,821 common shares	159			(18)					141
Common shares issued to rabbi trust of 705, net		(30)	30						0
Cash dividends declared - $.20 per share				(165)	(1,011)				(1,176)
Balance at March 31, 2019	$12,821	$(11,038)	$11,038	$35,146	$334,947	$(74,574)	$(52,357)	$(5,780)	$250,203
Net income					7,904				7,904
Foreign currency translation adjustment							1,100		1,100
Recognized net actuarial gain, net of tax provision of $31								93	93
Total comprehensive income									9,097
Share-based compensation				1,028	(43)				985
Purchase of 29,724 common shares						(1,456)			(1,456)
Issuance of 525 common shares	1			26					27
Common shares issued to rabbi trust of 525, net		(28)	28						0
Cash dividends declared - $.20 per share					(1,004)				(1,004)
Balance at June 30, 2019	$12,822	$(11,066)	$11,066	$36,200	$341,804	$(76,030)	$(51,257)	$(5,687)	$257,852

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total
	(In thousands, except share and per share data)
Balance at December 31, 2017	$12,593	$(11,834)	$11,834	$29,734	$311,765	$(68,115)	$(41,425)	$(6,015)	$238,537
Net income					5,528				5,528
Foreign currency translation adjustment							3,832		3,832
Recognized net actuarial gain, net of tax provision of $30								91	91
Total comprehensive income									9,451
Share-based compensation				790	(9)				781
Purchase of 10,907 common shares						(833)			(833)
Issuance of 21,458 common shares	42			52					94
Common shares issued to rabbi trust of 112, net		(15)	15						0
Cash dividends declared - $.20 per share					(1,009)				(1,009)
Balance at March 31, 2018	$12,635	$(11,849)	$11,849	$30,576	$316,275	$(68,948)	$(37,593)	$(5,924)	$247,021
Net income					6,735				6,735
Foreign currency translation adjustment							(13,367)		(13,367)
Recognized net actuarial gain, net of tax provision of $29								92	92
Total comprehensive income									(6,540)
Share-based compensation				927	(49)				878
Purchase of 13,500 common shares						(981)			(981)
Issuance of 1,730 common shares	4			154					158
Common shares distributed from rabbi trust of 19,780, net		861	(861)						0
Cash dividends declared - $.20 per share					(1,007)				(1,007)
Balance at June 30, 2018	$12,639	$(10,988)	$10,988	$31,657	$321,954	$(69,929)	$(50,960)	$(5,832)	$239,529

NOTE E – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”).  Net periodic pension cost for this plan included the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Service cost	$48	$84	$95	$166
Interest cost	354	333	708	666
Expected return on plan assets	(488)	(496)	(976)	(991)
Recognized net actuarial loss	125	121	250	242
Net periodic pension cost	$39	$42	$77	$83

No contributions were made to the Plan during the three months ended June 30, 2019. The Company does not plan to contribute additional funds to the Plan during the remainder of 2019.

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at April 1	$(5,780)	$(52,357)	$(58,137)	$(5,924)	$(37,593)	$(43,517)
Other comprehensive income (loss) before reclassifications:
Gain (loss) on foreign currency translation adjustment	0	1,100	1,100	0	(13,367)	(13,367)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	93	0	93	92	0	92
Net current period other comprehensive income (loss)	93	1,100	1,193	92	(13,367)	(13,275)
Balance at June 30	$(5,687)	$(51,257)	$(56,944)	$(5,832)	$(50,960)	$(56,792)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at January 1	$(5,873)	$(53,710)	$(59,583)	$(6,015)	$(41,425)	$(47,440)
Other comprehensive income (loss) before reclassifications:
Gain (loss) on foreign currency translation adjustment	0	2,453	2,453	0	(9,535)	(9,535)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	186	0	186	183	0	183
Net current period other comprehensive income (loss)	186	2,453	2,639	183	(9,535)	(9,352)
Balance at June 30	$(5,687)	$(51,257)	$(56,944)	$(5,832)	$(50,960)	$(56,792)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE G – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Numerator
Net income attributable to Preformed Line Products Company Shareholders	$7,904	$6,735	$9,728	$12,263
Denominator
Determination of shares
Weighted-average common shares outstanding	5,049	5,044	5,047	5,045
Dilutive effect - share-based awards	9	20	9	19
Diluted weighted-average common shares outstanding	5,058	5,064	5,056	5,064
Earnings per common share
Basic	$1.57	$1.34	$1.93	$2.43
Diluted	$1.56	$1.33	$1.92	$2.42

For both the three and six-month periods ended June 30, 2019, 15,000 stock options were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.  Also, for the three and six-month periods ended June 30, 2018, no stock options were excluded from the calculation of diluted earnings per share as there was no anti-dilutive effect.

NOTE H – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	June 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,788)
Land use rights	1,134	(203)	1,134	(203)
Trademarks	1,712	(1,297)	1,707	(1,247)
Technology	5,387	(1,439)	2,994	(1,334)
Customer relationships	14,340	(6,775)	11,804	(6,415)
	$27,379	$(14,520)	$22,445	$(13,987)
Indefinite-lived intangible assets
Goodwill	$28,726		$15,621

The aggregate amortization expense for other intangibles with finite lives for the three and six months ended June 30, 2019 was $.3 million and $.6 million, respectively. The aggregate amortization expense for other intangibles with finite lives for the three and six months ended June 30, 2018 was $.3 million and $.5 million, respectively.  Amortization expense is estimated to be $1.1 million for the remaining period of 2019, $1.2 million for 2020 and 2021, and $1.1 million for and 2022 and 2023. The weighted-average remaining amortization period is approximately 15.3 years. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 6.5 years; land use rights, 56.5 years; trademarks, 8.1 years; technology, 13.6 years; and customer relationships, 12.0 years.

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

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the six months ended June 30, 2019 are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2019	$3,078	$3,997	$1,355	$7,191	$15,621
Currency translation	0	135	(151)	(71)	(87)
Additions			13,192		13,192
Balance at June 30, 2019	$3,078	$4,132	$14,396	$7,120	$28,726

Refer to Note S, “Business Combinations” for further information regarding additions.

NOTE I – SHARE-BASED COMPENSATION

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the six months ended June 30, 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2019	750	$39.10
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	0	$0.00
Outstanding (exercisable and vested) at June 30, 2019	750	$39.10	0.3	$12

There were no stock options exercised under this Plan during either of the six months ended June 30, 2019 or 2018.

As all stock options from the 1999 Stock Option Plan are fully vested, the Company recorded no compensation expense related to stock options for the six months ended June 30, 2019 and 2018.

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

The RSUs are offered at no cost to the employees. The fair value of RSUs is based on the market price of a common share on the grant date and the shares underlying the awards are not issued until they vest.  Dividends declared are accrued in cash.

A summary of the RSUs outstanding under the LTIP for the six months ended June 30, 2019 is as follows:

	Restricted Share Units
	Performance and Service Required (1)	Service Required	Total Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2019	213,624	17,298	230,922	$76.20
Granted	65,392	8,123	73,515	56.22
Vested	(75,921)	(1,292)	(77,213)	34.16
Forfeited	(6,753)	(1,068)	(7,821)	68.95
Nonvested as of June 30, 2019	196,342	23,061	219,403	$60.86

(1)	Nonvested performance-based RSUs are reflected above at the maximum performance achievement level.

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Compensation expense related to the time-based RSUs for the three and six-month periods ended June 30, 2019 was $.1 million and $.2 million, respectively.  Compensation expense related to the time-based RSUs for the three and six-month periods ended June 30, 2018 was $.1 million and $.2 million, respectively. As of June 30, 2019, there was $.7 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 1.9 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in either operating or pre-tax income and sales growth over a requisite performance period.  Depending on the extent to which the performance criterions are satisfied under the LTIP and the Incentive Plan, the participants are eligible to earn common shares over the vesting period.  Performance-based compensation expense for the three and six-month periods ended June 30, 2019 was $.9 million and $1.7 million, respectively.  Performance-based compensation expense for the three and six-month periods ended June 30, 2018 was $.7 million and $1.4 million, respectively.  As of June 30, 2019, the remaining compensation expense of $4.4 million for outstanding performance-based RSU’s is expected to be recognized over a period of approximately 1.7 years.

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

There were no options granted for either of the six-month periods ended June 30, 2019 and 2018.

Stock option activity under the Company’s LTIP for six months ended June 30, 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2019	30,750	$56.81
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	0	$0.00
Outstanding (vested and expected to vest) at June 30, 2019	30,750	$56.81	6.4	$151
Exercisable at June 30, 2019	24,500	$56.33	5.7	$141

There were no stock options exercised during the six-month period ended June 30, 2019.  There were 1,500 shares exercised during the six-month period ended June 30, 2018.

For both three and six-month periods ended June 30, 2019, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million.  For both three and six-month periods ended June 30, 2018, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million.  The total compensation cost related to nonvested awards not yet recognized at June 30, 2019 is expected to be less than $.1 million over a weighted-average period of approximately 2.1 years.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s common shares held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of June 30, 2019, 270,860 shares have been deferred and are being held in the rabbi trust.

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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the consolidated balance sheets as of June 30, 2019 and December 31, 2018:

Description	Balance as of June 30, 2019	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Supplemental profit sharing plan	$5,316	$0	$5,316	$0
Total Liabilities	$5,316	$0	$5,316	$0

Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$1,648	$1,648	$0	$0
Total Assets	$1,648	$1,648	$0	$0

Liabilities:
Supplemental profit sharing plan	$4,946	$0	$4,946	$0
Total Liabilities	$4,946	$0	$4,946	$0

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives. The liability for this unfunded Supplemental Profit Sharing Plan was $5.3 million at June 30, 2019 and $4.9 million at December 31, 2018.  These amounts are recorded within Other noncurrent liabilities on the Company’s consolidated balance sheets. During January 2018, the Company amended the Supplemental Profit Sharing Plan to allow the participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

In order to mitigate the risk associated with the Supplemental Profit Sharing Plan, the Company had invested in marketable securities, principally equity based mutual funds, which were all transferred to the Company’s Corporate Owned Life Insurance Policy (“COLI”) as of June 30, 2019.  In April 2019, the full mutual fund investment balance was transferred to the Company’s COLI.  The balance in the marketable securities of $0 million and $1.6 million were reported at fair value within Other current assets on the Company’s consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.  At June 30, 2019 and December 31, 2018, the cash surrender value of the COLI was $5.3 million and $2.8 million, respectively, and is recorded in Other assets on the Company’s consolidated balance sheet.  Changes in the fair value of the securities of $.1 million and $.2 million were recognized within Other income, net within the consolidated statements of income for the three and six-month periods ended June 30, 2019, respectively.  Changes in the fair value of the securities of less than $.1 million were recognized within Other income, net within the consolidated statements of income for both the three and six-month periods ended June 30, 2018.

NOTE K – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In August 2018, the SEC issued Final Rule Release No. 33-10532, “Disclosure Update and Simplification,” which makes a number of changes meant to simplify interim disclosures.  The new rule requires a presentation of changes in shareholders’ equity and noncontrolling interest in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods.  The Company adopted the new disclosure requirements for the period ending June 30, 2019.  The additional components of this release did not have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement (Topic 220), Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”) which gives the entity the option to reclassify to retained earnings the tax effect resulting the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) related items that the FASB refers to as having been stranded in accumulated other comprehensive income (“OCI”).  The Company adopted ASU 2018-02 effective January 1, 2019 and did not elect the option to reclassify to retained earnings the tax effects resulting from the Tax Act that are stranded in OCI.  The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

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

In July 2018, the FASB issued ASU 2018-11, “Targeted Improvements to ASC 842,” which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the initial application of transition.  The amendments in Topic 842 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.

The Company has finalized its policy elections, the discount rate used and data to support recognition and disclosure under the new standard.  The adoption of this ASU resulted in recognition of right-of-use assets and corresponding current and long-term lease obligations, on a discounted basis, of its lease obligations of $10.9 million on the Company’s balance sheet at June 30, 2019.  Refer to Note Q “Leases” for additional details regarding the Company’s leases.  The adoption of ASU 842 did not have a material impact on the Company’s results of operations, cash flows or debt covenants.

NOTE L – NEW ACCOUNTING STANDARDS TO BE ADOPTED

The Company considers the applicability and impact of all ASUs.  Recently issued ASUs that are not listed below were assessed and determined to be not applicable in the current reporting period.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which will modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including the removal of certain disclosure requirements.  The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted.  An entity is permitted to early adopt any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until the effective date.  The Company is currently evaluating what impact its adoption, effective January 1, 2020, will have to the presentation of the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 changes how entities will measure credit losses for most financial assets and other instruments that are not measured at fair value through net income.  This update introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument.    ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company is currently evaluating what impact its adoption, effective January 1, 2020, will have to the presentation of the Company’s consolidated financial statements.

NOTE M – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three and six months ended June 30, 2019 and 2018. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net sales
PLP-USA	$46,369	$42,665	$87,794	$82,107
The Americas	17,708	18,008	31,479	37,555
EMEA	22,610	21,402	38,244	36,483
Asia-Pacific	28,155	26,840	54,478	50,909
Total net sales	$114,842	$108,915	$211,995	$207,054
Intersegment sales
PLP-USA	$2,166	$2,252	$4,429	$4,434
The Americas	1,626	2,614	3,756	4,582
EMEA	326	506	563	840
Asia-Pacific	3,932	3,562	7,127	5,272
Total intersegment sales	$8,050	$8,934	$15,875	$15,128
Income taxes
PLP-USA	$1,766	$854	$1,252	$1,228
The Americas	870	979	1,046	2,368
EMEA	3	421	78	659
Asia-Pacific	345	235	712	335
Total income taxes	$2,984	$2,489	$3,088	$4,590
Net income
PLP-USA	$4,278	$1,843	$4,197	$3,556
The Americas	1,659	2,657	2,623	5,800
EMEA	805	1,561	1,317	1,925
Asia-Pacific	1,162	674	1,591	982
Total net income	$7,904	$6,735	$9,728	$12,263

	June 30, 2019	December 31, 2018
Assets
PLP-USA	$127,315	$118,171
The Americas	79,423	69,764
EMEA	94,884	57,263
Asia-Pacific	123,531	113,599
Total identifiable assets	$425,153	$358,797

NOTE N – INCOME TAXES

The Company’s effective tax rate was 28% and 27% for the three months ended June 30, 2019 and 2018, respectively, and 24% and 27% for the six months ended June 30, 2019 and 2018, respectively.  The higher effective tax rate for the three and six months ended June 30, 2019 and 2018 compared to the U.S. federal statutory rate of 21% was primarily due to an increase in earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested and an increase in various U.S. permanent items, primarily limitations on the deductibility of executive compensation.

As described in Note K, effective January 1, 2019, the Company adopted the new guidance under ASU 2018-02 and has elected not to reclassify the income tax effects of the U.S. Tax Act from accumulated other comprehensive income to retained earnings.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  No significant changes to the valuation allowances were reflected for the periods ended June 30, 2019 and 2018.

The Company has no unrecognized tax benefits for the periods ending June 30, 2019 and 2018.  The Company does not anticipate any significant changes to its gross unrecognized tax benefits within the next twelve months.

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

The following is a rollforward of the product warranty reserve:

	Six Months Ended June 30
	2019	2018
Beginning of period balance	$928	$1,076
Additions charged to income	506	14
Warranty usage	(5)	(143)
Currency translation	1	(68)
End of period balance	$1,430	$879

NOTE P – DEBT ARRANGEMENTS

On March 13, 2018, the Company extended the term on its $65 million credit facility from June 30, 2019 to June 30, 2021.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless its funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the LIBOR spread becomes 1.500%.  At June 30, 2019, the Company’s Polish subsidiary had borrowed $2.2 million U.S. dollars at a rate of 1.125% plus the Warsaw Interbank Offer Rate with a term expiring June 30, 2021.  At June 30, 2019, the Company’s Australian subsidiary had borrowed $6.3 million U.S. dollars, also with a term expiring June 30, 2021.  At June 30, 2019, the interest rates on the U.S., Polish and Australian line of credit agreement were 3.523%, 2.765% and 2.515%, respectively.  Under the credit facility, at June 30, 2019, the Company had utilized $38.1 million with $26.9 million available under the line of credit, net of long-term outstanding letters of credit.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability.  At June 30, 2019, the Company was in compliance with these covenants.

On February 28, 2019, the Company acquired SubCon Electrical Fittings GmbH (“SubCon”), headquartered in Dornbirn, Austria.  The Company’s Austrian subsidiary has a line of credit with a term expiration of May 31, 2020 with the option to renew for an additional twelve months indefinitely.  At June 30, 2019, the Company’s Austrian subsidiary had borrowed its full capacity on the line of credit at $1.0 million euros, or $1.1 million U.S. dollars, at an interest rate of 1.200%.

On April 25, 2019, the Company borrowed $8.0 million U.S. dollars on behalf of its Indonesian subsidiary at a rate of 3.501% with a term expiring on April 30, 2024.  At June 30, 2019, $7.9 million was outstanding on this debt facility, of which $.8 million is classified as current.

For both periods ended June 30, 2019 and December 31, 2018, the Company’s Asia Pacific segment had $.3 million in restricted cash used to secure bank debt.  The restricted cash is shown on the balance sheet in Other assets.

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

The Company regularly enters into leases in the normal course of business.  As of June 30, 2019, the leases in effect were related to land, buildings, vehicles, office equipment and other production equipment under operating leases with lease terms of up to 99 years.  The Company often has the option to renew lease terms for buildings and other assets.  The exercise of lease renewal options are generally at the Company’s sole discretion.  In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion.  The Company evaluates renewal and termination options at the lease commencement date to determine if the Company is reasonably certain to exercise the option on the basis of economic factors.  The weighted average remaining lease term for the Company’s operating and financing leases as of June 30, 2019 was 17.4 and 1.0, respectively.

Lease expense is recognized for these leases on a straight-line basis over the lease term with variable lease payments recognized in the period those payments are incurred.  The components of operating and finance lease costs are recognized in Costs and expenses and Interest expense, respectively, on the Company’s Consolidated Statements of Income.  The Company’s operating and finance lease costs for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Components of Lease Expense
Operating lease cost	$814	$1,479
Finance lease cost
Amortization of right-of-use assets	16	34
Interest on lease liabilities	3	6
Total lease cost	$833	$1,519

The discount rate implicit within each lease is often not determinable and, therefore, the Company establishes the discount rate based on its incremental borrowing rate.  The incremental borrowing rate for the Company’s leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral.  The weighted average discount rate used to measure the Company’s operating and finance lease liabilities as of June 30, 2019 was 5.16% and 1.58%, respectively.

Future maturities of the Company’s lease liabilities as of June 30, 2019 are as follows:

	Operating Leases	Finance Leases
2019	$1,463	$55
2020	2,312	109
2021	1,935	45
2022	1,497	24
2022	1,031	21
2023 and thereafter	8,762	0
Total lease payments	$17,000	$254
Less amount of lease payment representing interest	6,052	60
Total present value of lease payments	$10,948	$194

The total minimum sublease rentals under noncancelable subleases to be received through 2023 is $4.1 million.

Supplemental cash flow information related to leases for the three-month period ended June 30, 2019 was as follows:

Six Months Ended June 30, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	3,676
Operating cash flows for finance leases	6
Financing cash flows for finance leases	49

NOTE R – RELATED PARTY TRANSACTIONS

On February 6, 2019, the Company purchased 36,413 shares of the Company from current Officers at a price per share of $56.44, which was calculated from a 30-day average market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

NOTE S – BUSINESS COMBINATIONS

On February 28, 2019, the Company acquired 100% of SubCon.  Subcon is headquartered in Dornbirn, Austria with manufacturing operations in Brno, Czech Republic.  The acquisition of SubCon will strengthen the Company’s position in the global substation market and will expand its operational presence in Europe. The majority of assets acquired were intangible assets and are reported as Goodwill and Intangibles - net on the Company’s consolidated balance sheet in the amounts of $7.0 million and $4.8 million, respectively, at June 30, 2019.  The values related to the acquisition are preliminary and subject to final opening balance sheet adjustments.

On April 1, 2019, the Company acquired MICOS Telcom s.r.o (“MICOS Telcom”) headquartered in Prostějov, Czech Republic.  The acquisition of MICOS Telcom will strengthen the Company’s position in the global telecom market and will also expand its operational presence in Europe.  The majority of assets acquired were intangible assets and are reported as Goodwill on the Company’s consolidated balance sheet in the amount of $6.2 million at June 30, 2019.  The values related to the acquisition are preliminary and subject to final opening balance sheet adjustments.

The Company paid $19.0 million, net of cash acquired, for the two acquisitions.  The purchase price was predominantly allocated to goodwill of $13.2 million, intangible assets of $4.8 million and net working capital of $4.2 million.  The remaining purchase price was allocated to other long-term liabilities, net of long-term assets.  The overall purchase price includes an earn-out consideration payment for SubCon that will be considered for remeasurement each reporting period as the operating results of SubCon are evaluated.  From an accounting perspective, the acquisitions are not considered material to the Company’s Consolidated Balance Sheets or Statements of Consolidated Income.  The values related to the acquisitions are preliminary and subject to final opening balance sheet adjustments.  The operating results and financial positions of SubCon and MICOS Telcom are included in the Company’s EMEA reportable segment.

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

OVERVIEW

Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) was incorporated in Ohio in 1947.  We are an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries. Our primary products support, protect, connect, terminate, and secure cables and wires. We also provide solar hardware systems, mounting hardware for a variety of solar power applications, and fiber optic and copper splice closures. PLPC is respected around the world for quality, dependability and market-leading customer service. Our goal is to continue to achieve profitable growth as a leader in the research, innovation, development, manufacture, and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets. We have 28 sales and manufacturing operations in 20 different countries.

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

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies strengthen against the U.S. dollar, our sales and costs increase as the foreign currency-denominated financial statements translate into more U.S. dollars, and, conversely, when foreign currencies weaken, our sales and costs decrease upon translation into U.S. dollars.  The fluctuations of foreign currencies during the three and six months ended June 30, 2019 had a $4.6 million unfavorable and a $9.4 million unfavorable effect on net sales, respectively, compared to the same periods in 2018.  The unfavorable effect on net income was $.4 million for the three-month period ended June 30, 2019 and a $.2 million unfavorable effect for the six-month period ended June 30, 2019 as compared to the prior year.  On a reportable segment basis, the impact of foreign currency on net sales and net income for the three and six months ended June 30, 2019 was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income
(Thousands of dollars)	Three Months	Six Months	Three Months	Six Months
The Americas	$(1,866)	$(4,113)	$(207)	$(27)
EMEA	(1,430)	(2,988)	(123)	(171)
Asia-Pacific	(1,311)	(2,321)	(42)	1
Total	$(4,607)	$(9,422)	$(372)	$(197)

The operating results for the three months ended June 30, 2019 are compared to the same period in 2018. Net sales for the three months ended June 30, 2019 of $114.8 million increased $5.9 million, or 5%, compared to 2018.  As a percentage of net sales, gross profit increased to 32.9% in 2019 from 32.3% in 2018.  Gross profit for the three-month periods ended June 30, 2019 and 2018 was $37.8 million and $35.2 million, respectively.  Excluding the unfavorable impact of foreign currency translation, gross profit increased $4.1 million, or 12%, compared to 2018.  Costs and expenses of $26.7 million increased $.8 million compared to 2018, including a favorable impact from currency translation of $1.0 million.  Operating income for the three months ended June 30, 2019 was $11.1 million, an increase of $1.8 million compared to 2018.  Net income for the three months ended June 30, 2019 of $7.9 million increased $1.1 million compared to the three months ended June 30, 2018.  The effect of currency translation had unfavorable impacts on operating income of $.5 million and net income of $.4 million.

The operating results for the six months ended June 30, 2019 are compared to the same period in 2018. Net sales for the six months ended June 30, 2019 of $212.0 million increased $4.9 million, or 2%, compared to the same period in 2018.  As a percentage of net sales, gross profit decreased to 30.7% in 2019 from 32.2% in 2018.  Gross profit for the six months ended June 30, 2019 of $65.1 million decreased $1.6 million, or 2%, compared to 2018.  Excluding the unfavorable impact of currency translation, gross profit increased $1.2 million, or 2%, compared to 2018.  Costs and expenses of $51.9 million increased $2.3 million compared to 2018 which included a favorable impact from currency translation of $2.7 million.  Operating income for the six months ended June 30, 2019 was $13.2 million, a decrease of $3.9 million compared to 2018. Net income for the six months ended June 30, 2019 of $9.7 million decreased $2.6 million compared to the same period in 2018.  The effect of currency translation had unfavorable impacts on both operating income and net income of $.2 million.

The following table reflects the impact of foreign currency fluctuations on operating income for the three and six months ended June 30, 2019 and 2018:

	Foreign Currency Translation Impact
	Three Months Ended June 30		Six Months Ended June 30
(Thousands of dollars)	2019	2018	2019
Operating income	$11,115	$9,333	$13,161	$17,079
Translation loss	479	0	229	0
Transaction (gain) loss	(109)	1,263	(129)	1,199
Operating income excluding currency impact	$11,485	$10,596	$13,261	$18,278

Despite the constant changes in the current global economy, we believe our business fundamentals and our financial position are sound and that we are strategically well-positioned. We remain focused on assessing our business structure, global facilities and overall capacity in conjunction with the requirements of local manufacturing in the markets that we serve. If necessary, we will modify redundant processes and utilize our global manufacturing network to manage costs, increase sales volumes and deliver value to our customers. We have continued to invest in the business to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 26.1% and can borrow needed funds at a competitive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THREE MONTHS ENDED JUNE 30, 2018

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended June 30, 2019 and 2018. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended June 30
(Thousands of dollars)	2019		2018		Change
Net sales	$114,842	100.0%	$108,915	100.0%	$5,927
Cost of products sold	77,035	67.1	73,712	67.7	3,323
GROSS PROFIT	37,807	32.9	35,203	32.3	2,604
Costs and expenses	26,692	23.2	25,870	23.8	822
OPERATING INCOME	11,115	9.7	9,333	8.6	1,782
Other expense - net	(265)	(0.2)	(109)	(0.1)	(156)
INCOME BEFORE INCOME TAXES	10,850	9.4	9,224	8.5	1,626
Income taxes	2,984	2.6	2,489	2.3	495
NET INCOME	7,866	6.8	6,735	6.2	1,131
Less: Net loss attributable to noncontrolling interests	(38)	0.0	0	0.0	(38)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$7,904	6.9%	$6,735	6.2%	$1,169

Net sales. Net sales were $114.8 million for the three months ended June 30, 2019, an increase of $5.9 million, or 5%, from the three months ended June 30, 2018.  Excluding the unfavorable effect of currency translation, net sales for the three months ended June 30, 2019 increased $10.5 million compared to the same period in 2018, or 10%, as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2019	2018	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$46,369	$42,665	$3,704	$0	$3,704	9%
The Americas	17,708	18,008	(300)	(1,866)	1,566	9
EMEA	22,610	21,402	1,208	(1,430)	2,638	12
Asia-Pacific	28,155	26,840	1,315	(1,311)	2,626	10
Consolidated	$114,842	$108,915	$5,927	$(4,607)	$10,534	10%

The year-over-year increase in PLP-USA net sales of $3.7 million, or 9%, was primarily due to a volume increase in energy product sales.  International net sales for the three months ended June 30, 2019 experienced an unfavorable impact of $4.6 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation.  The Americas net sales of $17.7 million increased $1.6 million, or 9%, primarily due to a volume increase in energy and communication product sales.  EMEA net sales of $22.6 million increased $2.6 million, or 12%, primarily due to a volume increase in energy product sales within the region, including incremental sales from the newly acquired businesses.  In Asia-Pacific, net sales of $28.2 million increased $2.6 million, or 10%, compared to 2018 primarily due to a volume increase in the energy, communication and special industries products.

Gross profit. Gross profit was $37.8 million and $35.2 million for the three-month periods ended June 30, 2019 and 2018, respectively.  Excluding the unfavorable effect of currency translation, gross profit increased $4.1 million, or 12%, as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2019	2018	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$18,589	$15,188	$3,401	$0	$3,401	22%
The Americas	5,844	7,336	(1,492)	(660)	(832)	(11)
EMEA	6,334	6,044	290	(450)	740	12
Asia-Pacific	7,040	6,635	405	(363)	768	12
Consolidated	$37,807	$35,203	$2,604	$(1,473)	$4,077	12%

PLP-USA gross profit of $18.6 million increased $3.4 million compared to the same period in 2018 as a result of increased sales volume combined with a product sales mix shift to higher margin products.  International gross profit for the three months ended June 30, 2018 was unfavorably impacted by $1.5 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit decrease of $.8 million was primarily the result of a product margin decline in the region due to sales mix and increases in raw material costs.  EMEA gross profit increased $.7 million, mainly as a result of increased sales volume.  Asia-Pacific gross profit increased $.8 million primarily as a result of a year-over-year increase in sales combined with a sales mix shift to higher margin products.

Costs and expenses. Costs and expenses of $26.7 million for the three months ended June 30, 2019 increased $.8 million, or 3%.  Excluding the favorable effect of currency translation, costs and expenses increased $1.8 million, or 7%, as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2019	2018	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$12,235	$12,207	$28	$0	$28	0%
The Americas	3,401	3,823	(422)	(362)	(60)	(2)
EMEA	5,610	4,102	1,508	(327)	1,835	45
Asia-Pacific	5,446	5,738	(292)	(304)	12	0
Consolidated	$26,692	$25,870	$822	$(993)	$1,815	7%

PLP-USA costs and expenses of $12.2 million for the three months ended June 30, 2019 increased less than $.1 million compared to 2018 mainly due to $.5 million of higher personnel-related expenses and $.2 million of increased professional fees, partially offset by a net increase in foreign currency exchange gains of $.7 million.  Foreign currency exchange gains and losses are primarily related to translating into U.S. dollars its foreign denominated loans, trade and royalty receivables from its foreign subsidiaries at the June 30, 2019 exchange rates.  On a consolidated basis, costs and expenses for the three months ended June 30, 2019 were favorably impacted by $1.0 million when local currencies were translated to U.S. dollars.  The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $3.4 million decreased less than $.1 million for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to lower personnel-related expenses of $.1 million. EMEA costs and expenses of $5.6 million increased $1.8 million mainly due to costs incurred in acquired businesses.  Asia-Pacific costs and expenses of $5.4 million increased less than $.1 million. This slight increase was primarily due to increased salary-related expenses of $.1 million, partially offset by a net increase in foreign currency exchange gains of $.1 million.

Other income (expense). Other expense for the three-month periods ended June 30, 2019 and 2018 was $.3 million and $.1 million, respectively.

Income taxes.  Income taxes for the three months ended June 30, 2019 and 2018 were $3.0 million and $2.5 million, respectively. The effective tax rate for the three months ended June 30, 2019 and 2018 was 28% and 27%, respectively, compared to the U.S. federal statutory rate of 21%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions.  It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate:

2019

1.	A $.6 million, or 5%, net increase resulting from higher U.S. permanent items primarily related to limitations on the deductibility of executive compensation.
2.	A $.2 million, or 2%, increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate.

2018

1.	A $.3 million, or 3%, net increase resulting from higher U.S. permanent items primarily related to limitations on the deductibility of executive compensation

2.	A $.3 million, or 3%, increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate.

Net income. As a result of the preceding items, net income for the three months ended June 30, 2019 was $7.9 million, compared to $6.7 million for the three months ended June 30, 2018, an increase of $1.1 million as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2019	2018	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income (loss)
PLP-USA	$4,278	$1,843	$2,435	$0	$2,435	132%
The Americas	1,659	2,657	(998)	(207)	(791)	(30)
EMEA	767	1,561	(794)	(123)	(671)	(43)
Asia-Pacific	1,162	674	488	(42)	530	79
Consolidated	$7,866	$6,735	$1,131	$(372)	$1,503	22%

PLP-USA’s net income for the three months ended June 30, 2019 increased $2.4 million compared to the same period in 2018 due to an increase in operating income of $3.4 million, partially offset by an increase in income taxes of $1.0 million.  The following discussion of net income excludes the effect of currency translation.  The Americas net income decreased $.8 million as a result of a $.8 million decrease in operating income. EMEA net income decreased $.7 million as a result of a $.8 million decrease in operating income offset by a $.1 million year-over-year decrease in income tax expense. Asia-Pacific net income increased $.5 million due to a $.7 million increase in operating income, partially offset by an increase in other non-operating expenses of $.1 million and an increase in income tax expense of $.1 million.

PLP’s EMEA segment incurred a net loss attributable to noncontrolling interests of less than $.1 million, which when added back to  net income, resulted in an immaterial change to net income attributable to Preformed Line Products Company Shareholders.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO SIX MONTHS ENDED JUNE 30, 2018

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the six months ended June 30, 2019 and 2018. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended June 30
(Thousands of dollars)	2019		2018		Change
Net sales	$211,995	100.0%	$207,054	100.0%	$4,941
Cost of products sold	146,923	69.3	140,333	67.8	6,590
GROSS PROFIT	65,072	30.7	66,721	32.2	(1,649)
Costs and expenses	51,911	24.5	49,642	24.0	2,269
OPERATING INCOME	13,161	6.2	17,079	8.2	(3,918)
Other expense—net	(383)	(0.2)	(226)	(0.1)	(157)
INCOME BEFORE INCOME TAXES	12,778	6.0	16,853	8.1	(4,075)
Income taxes	3,088	1.5	4,590	2.2	(1,502)
NET INCOME	9,690	4.6	12,263	5.9	(2,573)
Less: Net loss attributable to noncontrolling interests	(38)	0.0	0	0.0	(38)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$9,728	4.6%	$12,263	5.9%	$(2,535)

Net sales. Net sales were $212.0 million for the six months ended June 30, 2019, an increase of $4.9 million, or 2%, from the six months ended June 30, 2018.  Excluding the unfavorable effect of currency translation, net sales for the six months ended June 30, 2019 increased $14.4 million compared to the same period in 2018, or 7%, as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2019	2018	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$87,794	$82,107	$5,687	$0	$5,687	7%
The Americas	31,479	37,555	(6,076)	(4,113)	(1,963)	(5)
EMEA	38,244	36,483	1,761	(2,988)	4,749	13
Asia-Pacific	54,478	50,909	3,569	(2,321)	5,890	12
Consolidated	$211,995	$207,054	$4,941	$(9,422)	$14,363	7%

The year-over-year increase in PLP-USA net sales of $5.7 million, or 7%, was primarily due to a volume increase in energy product sales.  International net sales for the six months ended June 30, 2019 experienced an unfavorable impact of $9.4 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation.  The Americas net sales of $31.5 million decreased $2.0 million, or 5%, primarily due to a volume decrease in energy and communication product sales.  EMEA net sales of $38.2 million increased $4.7 million, or 13%, primarily due to a volume increase in energy product sales within the region.  In Asia-Pacific, net sales of $54.5 million increased $5.9 million, or 12%, compared to 2018 primarily due to a volume increase in energy and special industries products.

Gross profit. Gross profit of $65.1 million for the six months ended June 30, 2019 decreased $1.6 million, or 2%, compared to the six months ended June 30, 2018.  Excluding the $2.9 million unfavorable effect of currency translation, gross profit increased $1.2 million, or 2%, as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2019	2018	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$30,605	$28,674	$1,931	$0	$1,931	7%
The Americas	9,915	15,279	(5,364)	(1,355)	(4,009)	(26)
EMEA	10,924	10,458	466	(892)	1,358	13
Asia-Pacific	13,628	12,310	1,318	(633)	1,951	16
Consolidated	$65,072	$66,721	$(1,649)	$(2,880)	$1,231	2%

PLP-USA gross profit of $30.6 million increased $1.9 million compared to the same period in 2018 as a result of higher sales volume combined with a product sales mix shift to higher margin products, primarily energy products.  International gross profit for the six months ended June 30, 2019 was unfavorably impacted by $2.9 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit decrease of $4.0 million was primarily the result of a year-over-year reduction in sales of $2.0 million combined with product margin decline in the region due to sales mix and increases in raw material costs.  EMEA gross profit increased $1.4 million year over year mainly as a result of the $4.7 million increase in sales volume.  Asia-Pacific gross profit increased $2.0 million predominantly due to the region’s year-over-year $5.9 million increase in sales and a sales mix shift to higher margin products.

Costs and expenses. Costs and expenses of $51.9 million for the six months ended June 30, 2019 increased $2.3 million, or 5%.  Excluding the favorable effect of currency translation, costs and expenses increased $4.9 million, or 10%, as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2019	2018	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$24,669	$23,372	$1,297	$0	$1,297	6%
The Americas	6,391	7,296	(905)	(1,322)	417	6
EMEA	9,667	7,951	1,716	(721)	2,437	31
Asia-Pacific	11,184	11,023	161	(608)	769	7
Consolidated	$51,911	$49,642	$2,269	$(2,651)	$4,920	10%

PLP-USA costs and expenses of $24.7 million for the six months ended June 30, 2019 increased $1.3 million, or 6%, compared to 2018 mainly due to an increase in professional fees, which consisted of acquisition-related expenses of $.8 million, $.7 million of higher personnel-related and benefits expenses combined with $.4 million increase in bad debt expense, partially offset by $.6 million of net year-over-year gains on foreign currency exchange.  Foreign currency exchange gains and losses are primarily related to translating into U.S. dollars its foreign denominated loans, trade and royalty receivables from its foreign subsidiaries at the June 30, 2019 exchange rates.  On a consolidated basis, costs and expenses for the six months ended June 30, 2019 were favorably impacted by $2.7 million when local currencies were translated to U.S. dollars.  The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $6.4 million increased $.4 million for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to a year-over-year increase in personnel-related expenses of $.2 million combined with increased professional fees of $.2 million.  EMEA costs and expenses of $9.7 million increased $2.4 million mainly due to costs incurred in acquired businesses.  Asia-Pacific costs and expenses of $11.2 million increased $.8 million. This increase was primarily due to higher personnel costs of $.5 million, combined with increased net year-over-year loss on foreign currency exchange transactions of $.3 million.

Other income (expense). Other expense for the six-month periods ended June 30, 2019 and 2018 was $.4 million and $.2 million, respectively.

Income taxes.  Income taxes for the six months ended June 30, 2019 and 2018 were $3.1 million and $4.6 million, respectively. The effective tax rate for the six months ended June 30, 2019 and 2018 was 24% and 27%, respectively, compared to the U.S. federal statutory rate of 21%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions.  It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate:

2019

1.	A $.2 million, or 1%, net increase resulting from higher U.S. permanent items primarily related to limitations on the deductibility of executive compensation.

2.	A $.3 million, or 2%, increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate.

2018

1.	A $.2 million, or 1%, net increase resulting from higher U.S. permanent items primarily related to limitations on the deductibility of executive compensation.

2.	A $.1 million, or 1%, increase resulting from losses in certain jurisdictions where no tax benefit is recognized.

3.	A $.8 million, or 4%, increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate.

Net income. As a result of the preceding items, net income for the six months ended June 30, 2019 was $9.7 million, compared to $12.3 million for the six months ended June 30, 2018, an decrease of $2.6 million as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2019	2018	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$4,197	$3,556	$641	$0	$641	18%
The Americas	2,623	5,800	(3,177)	(27)	(3,150)	(54)
EMEA	1,279	1,925	(646)	(171)	(475)	(25)
Asia-Pacific	1,591	982	609	1	608	62
Consolidated	$9,690	$12,263	$(2,573)	$(197)	$(2,376)	(19)%

PLP-USA’s net income for the six months ended June 30, 2019 increased $.6 million compared to the same period in 2018 mainly due to a $.6 million increase in operating income.  The following discussion of net income excludes the effect of currency translation.  The Americas net income decreased $3.2 million as a result of a $4.4 million decrease in operating income, partially offset by a decrease in income tax expense of $1.2 million. EMEA net income decreased by $.5 million as a result of a decrease in operating income of $.8 million which was partially offset by a decrease in income tax expense of $.3 million. Asia-Pacific net income increased $.6 million as a result of a $1.2 million increase in operating income partially offset by an increase in income tax expense of $.6 million.

PLP’s EMEA segment incurred a net loss attributable to noncontrolling interests of less than $.1 million, which when added back to net income, resulted in an immaterial change to net income attributable to Preformed Line Products Company Shareholders.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first six months of 2019, we used cash of $12.0 million for capital expenditures. We ended the first six months of 2019 with $41.6 million of cash, cash equivalents and restricted cash (“Cash”). Our Cash is held in various locations throughout the world. At June 30, 2019, the majority of our Cash was held outside the United States (“U.S.”). We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt at June 30, 2019 was $67.3 million.  At June 30, 2019, our unused availability under our line of credit was $26.9 million and our bank debt to equity percentage was 26.1%.  In 2018, we extended the term on our $65 million credit facility from June 30, 2019 to June 30, 2021.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless our funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the LIBOR spread becomes 1.500%.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and funded debt-to-earnings before interest, taxes, depreciation and amortization along with an interest coverage ratio. The net worth and profitability requirements are calculated based on the line of credit agreement. At June 30, 2019 and December 31, 2018, we were in compliance with these covenants.

We expect that our major source of funding for 2019 and beyond will be our operating cash flows, our existing Cash as well as our line of credit agreement. We earn a significant amount of our operating income outside the U.S., which, except for current earnings in certain jurisdictions, is deemed to be indefinitely reinvested in foreign jurisdictions.  We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months and thereafter for the foreseeable future. In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions. We also believe that we can expand our borrowing capacity, if necessary; however, we do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

Sources and Uses of Cash

Cash decreased $.1 million compared to the same period in 2018.  Net Cash provided by operating activities was $5.8 million. The most significant net investing and financing uses of Cash in the six months ended June, 2019 were payments of long-term debt of $25.6 million, Cash used to fund the acquisition of SubCon and MICOS Telcom of $19.0 million, capital expenditures of $12.0 million, share repurchases of $3.8 million and dividends paid of $2.2 million, partially offset by net debt and notes payable proceeds of $56.2 million. Currency had a negative $1.4 million impact on Cash when translating foreign denominated financial statements to U.S. dollars.

Net Cash provided by operating activities for the six months ended June 30, 2019 and 2018 was $5.8 million compared to $7.7 million during the six months ended June 30, 2018.  The $1.9 million decrease was primarily a result of a decrease in net income of $2.6 million, partially offset by a decrease in Cash usage for operating assets (net of operating liabilities) of $1.0 million, which included a decrease resulting from the $5.3 million contribution to the pension plan in 2018 and a decrease in non-cash items of $.3 million.

Net Cash used in investing activities of $31.5 million for the six months ended June 30, 2019 increased $21.2 million when compared to Cash used in investing activities in the six months ended June 30, 2018 of $10.3 million. The change was primarily related to Cash used to fund the SubCon and MICOS Telcom acquisitions, net of Cash, of $19.0 million and a year-over-year increase in capital expenditures of $6.7 million, partially offset by a reduction in Cash used year-over year to purchase marketable securities of $4.2 million.

Cash provided by financing activities for the six months ended June 30, 2019 was $24.7 million compared to $1.3 million for the six months ended June 30, 2018. The $23.4 million increase was primarily the result of a net increase in debt borrowings in 2019 compared to 2018 of $25.7 million, partially offset by a year-over-year change in Cash used for stock repurchases of $1.9 million and a decrease in proceeds from common shares of $.3 million.

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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%.  As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar.  The remeasurement impact to the three and six-month periods ended June 30, 2019 was immaterial and is included in the Company’s consolidated financial statements.

As of June 30, 2019, the Company had no foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading or speculative purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $4.9 million and on income before taxes of $.6 million.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $38.1 million at June 30, 2019. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.2 million for the six months ended June 30, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2019.

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

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) of the Securities and Exchange Act of 1934 during the six-month period ended June 30, 2019 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company and its subsidiaries, Helix Uniformed Ltd. (“Helix”) and Preformed Line Products (Canada) Limited (“PLPC Canada”), were each named, jointly and severally, with each of SNC-Lavalin ATP, Inc. (“SNC ATP”), HD Supply Canada Inc., by its trade names HD Supply Power Solutions and HD Supply Utilities (“HD Supply”), and Anixter Power Solutions Canada Inc. (the corporate successor to HD Supply), “Anixter” and, together with the Company, PLPC Canada, Helix, SNC ATP and HD Supply, the (“Defendants”) in a complaint filed by Altalink, L.P. (the “Plaintiff”) in the Court of Queen’s Bench of Alberta in Alberta, Canada in November 2016 (the “Complaint”).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 13, 2017, the Board of Directors authorized a plan to repurchase up to an additional 228,138 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three months ended June 30, 2019:

Period (2019)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April	950	$54.65	94,159	155,841
May	14,278	48.94	108,437	141,563
June	14,496	48.67	122,933	127,067
Total	29,724

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

August 2, 2019	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 2, 2019	/s/ Michael A. Weisbarth
Michael A. Weisbarth
Vice President – Finance and Treasurer
(Principal Accounting Officer)