Form 10-Q
period 2019-09-30
PREFORMED LINE PRODUCTS CO
filed 2019-11-01
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

The number of common shares outstanding as of October 28, 2019: 5,008,398.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $2.00 per share	PLPC	NASDAQ

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$41,158	$43,609
Accounts receivable, less allowances of $3,845 ($3,178 in 2018)	85,842	73,139
Inventories - net	92,227	85,259
Prepaids	6,821	6,205
Prepaid taxes	2,068	3,169
Other current assets	4,798	2,882
TOTAL CURRENT ASSETS	232,914	214,263
Property, plant and equipment - net	117,697	102,955
Operating lease, right-of-use assets	12,512	0
Intangibles - net	15,216	8,458
Goodwill	25,278	15,621
Deferred income taxes	8,220	6,900
Other assets	13,167	10,600
TOTAL ASSETS	$425,004	$358,797
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$28,607	$26,414
Notes payable to banks	7,398	9,042
Operating lease liabilities, current	2,090	0
Current portion of long-term debt	2,719	1,448
Accrued compensation and amounts withheld from employees	14,957	11,153
Accrued expenses and other liabilities	17,806	12,582
Accrued profit-sharing and other benefits	5,959	6,982
Dividends payable	1,132	1,051
Income taxes payable	2,814	815
TOTAL CURRENT LIABILITIES	83,482	69,487
Long-term debt, less current portion	52,888	24,960
Unfunded pension obligation	5,082	5,259
Operating lease liabilities, non-current	8,366	0
Deferred income taxes	3,619	1,711
Other noncurrent liabilities	11,850	8,010
SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 5,016,293 and 5,020,410 issued and outstanding, at September 30, 2019 and December 31, 2018, respectively	12,825	12,662
Common shares issued to rabbi trust, 267,641 and 269,630 shares at September 30, 2019 and December 31, 2018, respectively	(10,981)	(11,008)
Deferred compensation liability	10,981	11,008
Paid-in capital	37,642	34,401
Retained earnings	348,710	334,170
Treasury shares, at cost, 1,396,152 and 1,310,387 shares at September 30, 2019 and December 31, 2018, respectively	(76,781)	(72,280)
Accumulated other comprehensive loss	(62,733)	(59,583)
TOTAL PREFORMED LINE PRODUCTS, COMPANY SHAREHOLDERS’ EQUITY	259,663	249,370
Noncontrolling interest	54	0
TOTAL SHAREHOLDERS’ EQUITY	259,717	249,370
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$425,004	$358,797

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
(Thousands of dollars, except per share data)
Net sales	$119,217	$108,413	$331,212	$315,467
Cost of products sold	79,874	74,922	226,798	215,255
GROSS PROFIT	39,343	33,491	104,414	100,212
Costs and expenses
Selling	9,410	8,965	26,868	27,297
General and administrative	13,275	11,655	38,486	33,859
Research and engineering	4,240	3,706	12,809	11,013
Other operating expense - net	775	1,150	1,447	2,950
	27,700	25,476	79,610	75,119
OPERATING INCOME	11,643	8,015	24,804	25,093
Other income (expense)
Interest income	211	111	613	340
Interest expense	(735)	(364)	(1,688)	(992)
Other income - net	138	94	306	267
	(386)	(159)	(769)	(385)
INCOME BEFORE INCOME TAXES	11,257	7,856	24,035	24,708
Income tax expense (benefit)	3,213	(1,198)	6,302	3,390
NET INCOME	$8,044	$9,054	$17,733	$21,318
Less: Net income attributable to noncontrolling interests	93	0	54	0
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$7,951	$9,054	$17,679	$21,318
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	5,024	5,025	5,039	5,038
Diluted	5,119	5,138	5,077	5,088
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$1.58	$1.80	$3.51	$4.23
Diluted	$1.55	$1.76	$3.48	$4.19

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
(Thousands of dollars)
Net income	$8,044	$9,054	$17,733	$21,318
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(5,897)	(563)	(3,444)	(10,098)
Recognized net actuarial gain (net of tax provision of $32 and $35 for the three months ended September 30, 2019 and 2018, respectively, and net of tax provision of $95 and $94 for the nine months ended September 30, 2019 and 2018, respectively).	108	116	294	299
Other comprehensive loss, net of tax	(5,789)	(447)	(3,150)	(9,799)
Less: Comprehensive income attributable to noncontrolling interests	93	0	54	0
Comprehensive income attributable to Preformed Line Products Company shareholders	$2,162	$8,607	$14,529	$11,519

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
	2019	2018
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$17,733	$21,318
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	9,844	9,295
Provision for accounts receivable allowances	1,327	853
Provision for inventory reserves	1,288	1,728
Deferred income taxes	(1,503)	(480)
Share-based compensation expense	3,344	2,301
Gain on sale of property and equipment	(47)	(147)
Other - net	(35)	152
Changes in operating assets and liabilities
Accounts receivable	(12,865)	(17,471)
Inventories	(6,891)	(9,912)
Trade accounts payable and accrued liabilities	11,591	8,870
Income taxes - net	1,880	(726)
Contributions to company pension plan	0	(5,340)
Other - net	(4,997)	(3,354)
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,669	7,087
INVESTING ACTIVITIES
Capital expenditures	(21,950)	(7,292)
Proceeds from the sale of property and equipment	48	3
Purchase of marketable securities	(496)	(4,690)
Proceeds from marketable securities	2,309	2,953
Purchase of company owned life insurance policy	(2,309)	(2,953)
Acquisition of businesses, net of cash acquired	(18,894)	0
NET CASH USED IN INVESTING ACTIVITIES	(41,292)	(11,979)
FINANCING ACTIVITIES
(Decrease) increase in notes payable to banks	(1,478)	3,131
Proceeds from long-term debt	70,730	57,488
Payments of long-term debt	(41,578)	(59,295)
Dividends paid	(3,226)	(3,121)
Proceeds from issuance of common shares	29	1,146
Purchase of common shares for treasury	(2,397)	(155)
Purchase of common shares for treasury from related parties	(2,104)	(3,971)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	19,976	(4,777)
Effects of exchange rate changes on cash and cash equivalents	(1,778)	(1,569)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,425)	(11,238)
Cash, cash equivalents and restricted cash at beginning of year	43,910	45,579
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD(1)	$41,485	$34,341

(1)	Includes restricted cash of $.3 million at both September 30, 2019 and December 31, 2018. For further information regarding restricted cash, refer to Note P, “Debt Arrangements.”

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2019.

Noncontrolling interests are presented in the Company’s consolidated financial statements as if parent company investors (controlling interests) and other minority investors (noncontrolling interests) in partially-owned subsidiaries have similar economic interests in a single entity. As a result, investments in noncontrolling interests are reported as equity in our consolidated financial statements. Additionally, the Company’s consolidated financial statements include 100% of a controlled subsidiary’s earnings, rather than only its share. Transactions between the parent company and noncontrolling interests are reported in equity as transactions between stockholders, provided that these transactions do not create a change in control.

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

Disaggregated revenue

The Company’s revenues by segment and product type are as follows:

	Three Months Ended September 30, 2019
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	63%	72%	54%	75%	66%
Communications	29	26	34	5	23
Special Industries	8	2	12	20	11
Total	100%	100%	100%	100%	100%

	Three Months Ended September 30, 2018
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	60%	51%	63%	68%	61%
Communications	33	44	25	4	26
Special Industries	7	5	12	28	13
Total	100%	100%	100%	100%	100%

	Nine Months Ended September 30, 2019
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	63%	67%	59%	68%	64%
Communications	30	29	27	7	24
Special Industries	7	4	14	25	12
Total	100%	100%	100%	100%	100%

	Nine Months Ended September 30, 2018
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	59%	70%	73%	72%	66%
Communications	35	26	13	4	22
Special Industries	6	4	14	24	12
Total	100%	100%	100%	100%	100%

NOTE C – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	September 30, 2019	December 31, 2018
Raw materials	$48,948	$43,041
Work-in-process	10,926	8,818
Finished Goods	40,945	42,163
	100,819	94,022
Excess of current cost over LIFO cost	(4,978)	(4,474)
Noncurrent portion of inventory	(3,614)	(4,289)
	$92,227	$85,259

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $30.3 million at September 30, 2019 and $29.5 million at December 31, 2018.  An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.  During the three and nine-month periods ended September 30, 2019, the net change in LIFO inventories resulted in $.1 million and $.5 million of expense, respectively, to Income before income taxes.  During the three and nine-month periods ended September 30, 2018, the net change in LIFO inventories resulted in $.6 million and $1.1 million of expense, respectively, to Income before income taxes.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment—net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	September 30, 2019	December 31, 2018
Land and improvements	$18,380	$12,552
Buildings and improvements	81,896	74,743
Machinery, equipment and aircraft	179,503	171,015
Construction in progress	6,356	3,392
	286,135	261,702
Less accumulated depreciation	(168,438)	(158,747)
	$117,697	$102,955

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

NOTE D – SHARE HOLDERS EQUITY

The following table reflects the changes in shareholders equity for the three and nine months ended September 30, 2019 and 2018:

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)
Balance at December 31, 2018	$12,662	$(11,008)	$11,008	$34,401	$334,170	$(72,280)	$(53,710)	$(5,873)	$249,370	$0	$249,370
Net income					1,824				1,824		1,824
Foreign currency translation adjustment							1,353		1,353		1,353
Recognized net actuarial gain, net of tax provision of $32								93	93		93
Total comprehensive income									3,270		3,270
Share-based compensation				928	(36)				892		892
Purchase of 40,891 common shares						(2,294)			(2,294)		(2,294)
Issuance of 78,821 common shares	159			(18)					141		141
Common shares issued to rabbi trust of 705, net		(30)	30						0		0
Cash dividends declared – $.20 per share				(165)	(1,011)				(1,176)		(1,176)
Balance at March 31, 2019	$12,821	$(11,038)	$11,038	$35,146	$334,947	$(74,574)	$(52,357)	$(5,780)	$250,203	$0	$250,203
Net income					7,904				7,904	(39)	7,865
Foreign currency translation adjustment							1,100		1,100		1,100
Recognized net actuarial gain, net of tax provision of $31								93	93		93
Total comprehensive income									9,097	(39)	9,058
Share-based compensation				1,028	(43)				985		985
Purchase of 29,724 common shares						(1,456)			(1,456)		(1,456)
Issuance of 525 common shares	1			26					27		27
Common shares issued to rabbi trust of 525, net		(28)	28						0		0
Cash dividends declared – $.20 per share					(1,004)				(1,004)		(1,004)
Balance at June 30, 2019	$12,822	$(11,066)	$11,066	$36,200	$341,804	$(76,030)	$(51,257)	$(5,687)	$257,852	$(39)	$257,813
Net income					7,951				7,951	93	8,044
Foreign currency translation adjustment							(5,897)		(5,897)		(5,897)
Recognized net actuarial gain, net of tax provision of $32								108	108		108
Total comprehensive income									2,162	93	2,255
Share-based compensation				1,388	(43)				1,345		1,345
Purchase of 15,150 common shares						(751)			(751)		(751)
Issuance of 1,262 common shares	3			54					57		57
Common shares distributed from rabbi trust of 3,219, net		85	(85)						0		0
Cash dividends declared – $.20 per share					(1,002)				(1,002)		(1,002)
Balance at September 30, 2019	$12,825	$(10,981)	$10,981	$37,642	$348,710	$(76,781)	$(57,154)	$(5,579)	$259,663	$54	$259,717

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Equity
	(In thousands, except share and per share data)
Balance at December 31, 2017	$12,593	$(11,834)	$11,834	$29,734	$311,765	$(68,115)	$(41,425)	$(6,015)	$238,537
Net income					5,528				5,528
Foreign currency translation adjustment							3,832		3,832
Recognized net actuarial gain, net of tax provision of $30								91	91
Total comprehensive income									9,451
Share-based compensation				790	(9)				781
Purchase of 10,907 common shares						(833)			(833)
Issuance of 21,458 common shares	42			52					94
Common shares issued to rabbi trust of 112, net		(15)	15						0
Cash dividends declared - $.20 per share					(1,009)				(1,009)
Balance at March 31, 2018	$12,635	$(11,849)	$11,849	$30,576	$316,275	$(68,948)	$(37,593)	$(5,924)	$247,021
Net income					6,735				6,735
Foreign currency translation adjustment							(13,367)		(13,367)
Recognized net actuarial gain, net of tax provision of $29								92	92
Total comprehensive income									(6,540)
Share-based compensation				1,994	(49)				1,945
Purchase of 13,500 common shares						(981)			(981)
Issuance of 1,730 common shares	4								4
Common shares distributed from rabbi trust of 19,780, net		861	(861)						0
Cash dividends declared - $.20 per share				(913)	(1,007)				(1,920)
Balance at June 30, 2018	$12,639	$(10,988)	$10,988	$31,657	$321,954	$(69,929)	$(50,960)	$(5,832)	$239,529
Net income					9,054				9,054
Foreign currency translation adjustment							(563)		(563)
Recognized net actuarial gain, net of tax provision of $35								116	116
Total comprehensive income									8,607
Share-based compensation				1,421	(17)				1,404
Purchase of 27,141 common shares						(2,313)			(2,313)
Issuance of 272 common shares	4			206					210
Common shares issued to rabbi trust of 272, net		(20)	20						0
Cash dividends declared - $.20 per share					(1,032)				(1,032)
Balance at September 30, 2018	$12,643	$(11,008)	$11,008	$33,284	$329,959	$(72,242)	$(51,523)	$(5,716)	$246,405

NOTE E – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”).  Net periodic pension cost for this plan included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Service cost	$130	$22	$225	$188
Interest cost	350	346	1,058	1,012
Expected return on plan assets	(483)	(612)	(1,459)	(1,603)
Recognized net actuarial loss	140	151	390	393
Net periodic pension cost (benefit)	$137	$(93)	$214	$(10)

No contributions were made to the Plan during the nine months ended September 30, 2019. The Company does not plan to contribute additional funds to the Plan during the remainder of 2019.

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at July 1	$(5,687)	$(51,257)	$(56,944)	$(5,832)	$(50,960)	$(56,792)
Other comprehensive loss before reclassifications:
Loss on foreign currency translation adjustment	0	(5,897)	(5,897)	0	(563)	(563)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	108	0	108	116	0	116
Net current period other comprehensive income (loss)	108	(5,897)	(5,789)	116	(563)	(447)
Balance at September 30	$(5,579)	$(57,154)	$(62,733)	$(5,716)	$(51,523)	$(57,239)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at January 1	$(5,873)	$(53,710)	$(59,583)	$(6,015)	$(41,425)	$(47,440)
Other comprehensive loss before reclassifications:
Loss on foreign currency translation adjustment	0	(3,444)	(3,444)	0	(10,098)	(10,098)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	294	0	294	299	0	299
Net current period other comprehensive income (loss)	294	(3,444)	(3,150)	299	(10,098)	(9,799)
Balance at September 30	$(5,579)	$(57,154)	$(62,733)	$(5,716)	$(51,523)	$(57,239)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE G – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Numerator
Net income	$7,951	$9,054	$17,679	$21,318
Denominator
Determination of shares
Weighted-average common shares outstanding	5,024	5,025	5,039	5,038
Dilutive effect - share-based awards	95	113	38	50
Diluted weighted-average common shares outstanding	5,119	5,138	5,077	5,088
Earnings per common share
Basic	$1.58	$1.80	$3.51	$4.23
Diluted	$1.55	$1.76	$3.48	$4.19

For both the three and nine-month periods ended September 30, 2019, 15,000 stock options were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.  For both of the three and nine-month periods ended September 30, 2018, no stock options were excluded from the calculation of diluted earnings per share as there was no anti-dilutive effect.

NOTE H – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	September 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,788)
Land use rights	1,124	(258)	1,134	(203)
Trademarks	1,672	(1,294)	1,707	(1,247)
Technology	6,767	(1,539)	2,994	(1,334)
Customer relationships	15,672	(6,928)	11,804	(6,415)
	$30,041	$(14,825)	$22,445	$(13,987)
Indefinite-lived intangible assets
Goodwill	$25,278		$15,621

At September 30, 2019, the Company’s total net Finite-lived intangible assets includes $3.9 million of Customer relationships and $3.7 million of Technology attributable to its newly acquired businesses. Refer to Note S, “Business Combinations” for further information regarding additions.

The aggregate amortization expense for other intangibles with finite lives for the three and nine months ended September 30, 2019 was $.5 million and $1.1 million, respectively. The aggregate amortization expense for other intangibles with finite lives for the three and nine months ended September 30, 2018 was $.3 million and $.8 million, respectively.  Amortization expense is estimated to be $1.1 million for the remaining period of 2019, $1.5 million for 2020 and $1.4 million for 2021, 2022 and 2023. The weighted-average remaining amortization period is approximately 14.8 years. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 6.3 years; land use rights, 56.0 years; trademarks, 7.8; technology, 13.7 years; and customer relationships, 12.3 years.

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

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2019 are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2019	$3,078	$3,997	$1,355	$7,191	$15,621
Currency translation		101	(451)	(403)	(753)
Additions			10,410		10,410
Balance at September 30, 2019	$3,078	$4,098	$11,314	$6,788	$25,278

The Company’s total Indefinite-lived intangible assets includes $10.4 million attributable to its newly acquired businesses.  Refer to Note S, “Business Combinations” for further information regarding additions.

NOTE I – SHARE-BASED COMPENSATION

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the nine months ended September 30, 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2019	750	$39.10
Granted	0	$0.00
Exercised	750	$39.10
Forfeited	0	$0.00
Outstanding (exercisable and vested) at September 30, 2019	0	$0.00	0.0	$0

There were 750 and -0- stock options exercised under this Plan during the nine months ended September 30, 2019 and 2018, respectively.

As all stock options from the 1999 Stock Option Plan had been fully vested and exercised, the Company recorded no compensation expense related to stock options for the nine months ended September 30, 2019 and 2018.

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

A summary of the RSUs outstanding under the LTIP for the nine months ended September 30, 2019 is as follows:

	Restricted Share Units
	Performance and Service Required (1)	Service Required	Total Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2019	213,624	17,298	230,922	$76.20
Granted	65,392	8,123	73,515	56.22
Vested	(75,921)	(1,292)	(77,213)	34.16
Forfeited	(6,753)	(1,068)	(7,821)	68.95
Nonvested as of September 30, 2019	196,342	23,061	219,403	$60.86

(1)	Nonvested, performance-based RSUs are reflected above at the maximum performance achievement level.

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Compensation expense related to the time-based RSUs for the three and nine-month periods ended September 30, 2019 was $.2 million and $.4 million, respectively.  Compensation expense related to the time-based RSUs for the three and nine-month periods ended September 30, 2018 was $.1 million and $.3 million, respectively. As of September 30, 2019, there was $.6 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 1.8 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in either operating or pre-tax income and sales growth over a requisite performance period.  Depending on the extent to which the performance criterions are satisfied under the LTIP and the Incentive Plan, the participants are eligible to earn common shares over the vesting period.  Performance-based compensation expense for the three and nine-month periods ended September 30, 2019 was $1.2 million and $2.9 million, respectively.  Performance-based compensation expense for the three and nine-month periods ended September 30, 2018 was $1.3 million and $2.7 million, respectively.  As of September 30, 2019, the remaining compensation expense of $4.8 million for outstanding performance-based RSU’s is expected to be recognized over a period of approximately 1.7 years.

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

There were no options granted for either of the nine-month periods ended September 30, 2019 and 2018.

Stock option activity under the Company’s LTIP for nine months ended September 30, 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2019	30,750	$56.81
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	0	$0.00
Outstanding (vested and expected to vest) at September 30, 2019	30,750	$56.81	6.2	$136
Exercisable at September 30, 2019	24,500	$56.33	5.4	$128

There were -0- and 3,500 shares exercised during the nine-month periods ended September 30, 2019 and 2018, respectively.

For the three and nine-month periods ended September 30, 2019, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million and $.1 million, respectively.  For both three and nine-month periods ended September 30, 2018, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million.  The total compensation cost related to nonvested awards not yet recognized at September 30, 2019 is expected to be less than $.1 million over a weighted-average period of approximately 1.9 years.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s common shares held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of September 30, 2019, 267,641 shares have been deferred and are being held in the rabbi trust.

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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the consolidated balance sheets as of September 30, 2019 and December 31, 2018:

Description	Balance as of September 30, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Supplemental profit sharing plan	5,334	0	5,334	0
Total Liabilities	$5,334	$0	$5,334	$0

Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$1,648	$1,648	$0	$0
Total Assets	$1,648	$1,648	$0	$0

Liabilities:
Supplemental profit sharing plan	4,946	0	4,946	0
Total Liabilities	$4,946	$0	$4,946	$0

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives. The liability for this unfunded Supplemental Profit Sharing Plan was $5.3 million at September 30, 2019 and $4.9 million at December 31, 2018.  These amounts are recorded within Other noncurrent liabilities on the Company’s consolidated balance sheets. During January 2018, the Company amended the Supplemental Profit Sharing Plan to allow the participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

In order to mitigate the risk associated with the Supplemental Profit Sharing Plan, the Company had invested in marketable securities, principally equity-based mutual funds, which were all transferred to the Company’s Corporate Owned Life Insurance Policy (“COLI”) in April 2019.  The balance in the marketable securities of $0 million and $1.6 million were reported at fair value within Other current assets on the Company’s consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.  At September 30, 2019 and December 31, 2018, the cash surrender value of the COLI was $5.4 million and $2.8 million, respectively, and is recorded in Other assets on the Company’s consolidated balance sheet.  Changes in the fair value of the securities of $.0 million and $.2 million were recognized within Other income, net within the consolidated statements of income for the three and nine-month periods ended September 30, 2019, respectively.  Changes in the fair value of the securities of less than $.1 million and $.1 million were recognized within Other income, net within the consolidated statements of income for the three and nine-month periods ended September 30, 2018, respectively.

NOTE K – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In August 2018, the SEC issued Final Rule Release No. 33-10532, “Disclosure Update and Simplification,” which makes a number of changes meant to simplify interim disclosures.  The new rule requires a presentation of the changes in shareholders’ equity and noncontrolling interest in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods.  The Company adopted the new disclosure requirements for the period ending September 30, 2019.  The additional components of this release did not have a material impact on the Company’s consolidated financial statements.

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

The Company has finalized its policy elections, the discount rate used and data to support recognition and disclosure under the new standard.  The adoption of this ASU resulted in an initial recognition of right-of-use assets and corresponding current and long-term lease obligations, on a discounted basis, of its lease obligations of $10.4 million on the Company’s balance sheet at January 1, 2019.  Refer to Note Q “Leases” for additional details regarding the Company’s leases as of September 30. 2019.  The adoption of ASU 842 did not have a material impact on the Company’s results of operations, cash flows or debt covenants.

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

NOTE M – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three and nine months ended September 30, 2019 and 2018. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Net sales
PLP-USA	$47,617	$46,189	$135,411	$128,296
The Americas	19,663	14,662	51,142	52,217
EMEA	21,132	18,273	59,376	54,756
Asia-Pacific	30,805	29,289	85,283	80,198
Total net sales	$119,217	$108,413	$331,212	$315,467
Intersegment sales
PLP-USA	$3,440	$4,862	$7,868	$9,296
The Americas	2,149	2,622	5,905	7,204
EMEA	335	510	898	1,350
Asia-Pacific	3,572	3,409	10,699	8,681
Total intersegment sales	$9,496	$11,403	$25,370	$26,531
Income taxes
PLP-USA	$1,333	$(1,968)	$2,585	$(743)
The Americas	901	213	1,948	2,581
EMEA	496	230	574	889
Asia-Pacific	483	327	1,195	663
Total income taxes	$3,213	$(1,198)	$6,302	$3,390
Net income attributable to Preformed Line Products Company shareholders
PLP-USA	$3,246	$6,200	$7,442	$9,759
The Americas	2,565	811	5,188	6,611
EMEA	853	805	2,171	2,729
Asia-Pacific	1,287	1,238	2,878	2,219
Total net income attributable to Preformed Line Products Company shareholders	$7,951	$9,054	$17,679	$21,318

	September 30, 2019	December 31, 2018
Assets
PLP-USA	$132,197	$118,171
The Americas	73,453	69,764
EMEA	92,667	57,263
Asia-Pacific	126,687	113,599
Total identifiable assets	$425,004	$358,797

NOTE N – INCOME TAXES

The Company’s effective tax rate was 29% and (15%) for the three months ended September 30, 2019 and 2018, respectively, and 26% and 14% for the nine months ended September 30, 2019 and 2018, respectively.  The higher effective tax rate for the three and nine months ended September 30, 2019 compared to the U.S. federal statutory rate of 21% was primarily due to an increase in earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested and an increase in various U.S. permanent items, primarily limitations on the deductibility of executive compensation.  The lower effective tax rate for the three months and nine months ended September 30, 2018 compared to the U.S. federal statutory rate of 21% was primarily due to the recognition of benefits related to the Tax Act for discrete items related to the Deemed Repatriation Transition Tax (“Transition Tax”).

As described in Note K, effective January 1, 2019, the Company adopted the new guidance under ASU 2018-02 and has elected not to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  No significant changes to the valuation allowances were reflected for the periods ended September 30, 2019 and 2018.

During the nine-month period ended September 30, 2019, the Company recorded $.1 million of unrecognized tax benefits and as of September 30, 2019, the Company had $.1 million in total unrecognized tax benefits.  The Company does not anticipate any significant changes to its gross unrecognized tax benefits within the next twelve months.

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

The following is a rollforward of the product warranty reserve:

	Nine Months Ended September 30
	2019	2018
Beginning of period balance	$928	$1,076
Additions charged to income	692	103
Warranty usage	(293)	(156)
Currency translation	(46)	(74)
End of period balance	$1,281	$949

NOTE P – DEBT ARRANGEMENTS

On March 13, 2018, the Company extended the term on its $65 million credit facility from June 30, 2019 to June 30, 2021.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless its funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the LIBOR spread becomes 1.500%.  At September 30, 2019, the Company’s Polish subsidiary had borrowed $4.7 million U.S. dollars at a rate of 1.125% plus the Warsaw Interbank Offer Rate with a term expiring June 30, 2021.  At September 30, 2019, the Company’s Australian subsidiary had borrowed $5.7 million U.S. dollars, also with a term expiring June 30, 2021.  At September 30, 2019, the interest rates on the U.S., Polish and Australian line of credit agreement were 3.141%, 2.765% and 2.155%, respectively.  Under the credit facility, at September 30, 2019, the Company had utilized $32.1 million with $32.9 million available under the line of credit, net of long-term outstanding letters of credit.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability.  At September 30, 2019, the Company was in compliance with these covenants.

On February 28, 2019, the Company acquired its Austrian subsidiary, SubCon Electrical Fittings GmbH (“SubCon”), headquartered in Dornbirn, Austria.  The Company’s Austrian subsidiary has a $1.0 million euros, or $1.1 million U.S. dollars line of credit with a term expiration of May 31, 2020 with the option to renew for an additional twelve months indefinitely.  At September 30, 2019, the Company’s Austrian subsidiary had borrowed $.6 million on the line of credit at an interest rate of 1.400%.

On April 25, 2019, the Company borrowed $8.0 million U.S. dollars on behalf of its Indonesian subsidiary at a rate of 3.501% with a term expiring on April 30, 2024.  At September 30, 2019, $7.7 million was outstanding on this debt facility, of which $.8 million is classified as current.

On August 14, 2019, the Company’s New Zealand subsidiary borrowed $5.3 million U.S. dollars at a rate of 3.900% with a term expiring on August 26, 2021.  At September 30, 2019, $5.2 million was outstanding on this facility, of which $.5 million is classified as current.  This loan is secured by the Company’s New Zealand subsidiary’s land and building.

For both periods ended September 30, 2019 and December 31, 2018, the Company’s Asia Pacific segment had $.3 million in restricted cash used to secure bank debt.  The restricted cash is shown on the balance sheet in Other assets.

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

The Company regularly enters into leases in the normal course of business.  As of September 30, 2019, the leases in effect were related to land, buildings, vehicles, office equipment and other production equipment under operating leases with lease terms of up to 99 years.  The Company often has the option to renew lease terms for buildings and other assets.  The exercise of lease renewal options are generally at the Company’s sole discretion.  In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion.  The Company evaluates renewal and termination options at the lease commencement date to determine if the Company is reasonably certain to exercise the option on the basis of economic factors.  The weighted average remaining lease term for the Company’s operating and financing leases as of September 30, 2019 was 17.2 and 2.7, respectively.

Lease expense is recognized for these leases on a straight-line basis over the lease term with variable lease payments recognized in the period those payments are incurred.  The components of operating and finance lease costs are recognized in Costs and expenses and Interest expense, respectively, on the Company’s Consolidated Statements of Income.  The Company’s operating and finance lease costs for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Components of lease expense
Operating lease cost	$859	$2,338

Finance lease cost
Amortization of right-of-use assets	17	51
Interest on lease liabilities	2	8
Total lease cost	$878	$2,397

The discount rate implicit within each lease is often not determinable and, therefore, the Company establishes the discount rate based on its incremental borrowing rate.  The incremental borrowing rate for the Company’s leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral.  The weighted average discount rate used to measure the Company’s operating and finance lease liabilities as of September 30, 2019 was 4.53% and 5.14%, respectively.

Future maturities of the Company’s lease liabilities as of September 30, 2019 are as follows:

	Operating Leases	Finance Leases
2019	$644	$27
2020	2,268	107
2021	1,880	44
2022	1,503	25
2023 and thereafter	9,602	20
Total lease payments	$15,897	$223
Less amount of lease payment representing interest	5,441	11
Total present value of lease payments	$10,456	$212

The total minimum sublease rentals under noncancelable subleases to be received through 2023 is $3.9 million.

Supplemental cash flow information related to leases for the three-month period ended September 30, 2019 was as follows:

Nine Months Ended September 30, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,610
Operating cash flows from finance leases	8
Financing cash flows from finance leases	74

NOTE R – RELATED PARTY TRANSACTIONS

On February 6, 2019, the Company purchased 36,413 shares of the Company from current Officers at a price per share of $56.44, which was calculated from a 30-day average market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

On July 2, 2019, the Company purchased 952 shares of the Company from a retired Officer at a price per share of $51.20, which was calculated from a 30-day average market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

NOTE S – BUSINESS COMBINATIONS

The Company accounts for business combinations using the acquisition method of accounting and, accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the date of acquisition.

On February 28, 2019, the Company acquired 100% of SubCon.  Subcon is headquartered in Dornbirn, Austria with manufacturing operations in Brno, Czech Republic.  The acquisition of SubCon will strengthen the Company’s position in the global substation market and will expand its operational presence in Europe.  The total purchase price was $10.2 million in cash, net of $1.8 million in cash acquired.  The preliminary purchase price was predominantly allocated to Goodwill of $7.0 million and Intangible assets of $4.7 million with useful lives of 15 years.  SubCon’s overall purchase price includes an estimated liability of .9 million Euros for an earn-out consideration with a potential maximum payment of 4.0 million Euros that will be considered for remeasurement during each reporting period as the operating results of SubCon are evaluated on an Income before income taxes basis over a four-year period.  The earnout of $.9 million Euros is recorded in Other noncurrent liabilities on the Company’s consolidated balance sheet. The values related to the acquisition are preliminary and subject to final opening balance sheet adjustments.

On April 1, 2019, the Company acquired MICOS Telcom s.r.o (“MICOS Telcom”) headquartered in Prostějov, Czech Republic.  The acquisition of MICOS Telcom will strengthen the Company’s position in the global telecom market and will also expand its operational presence in Europe.  The total purchase price was $8.8 million in cash, net of $.5 million in cash acquired, including a hold-back liability of $1.5 million payable in two years from the date of purchase.  The hold-back liability is recorded in Other noncurrent liabilities on the Company’s consolidated balance sheet. The preliminary purchase price was predominantly allocated to Goodwill of $3.4 million, Intangible assets of $3.5 million and Property, plant and equipment of $1.9 million.  During the quarter ended June 30, 2019, the Intangible assets of $3.5 million were included in Goodwill.  The Intangible assets included in the acquisition of MICOS have useful lives of 15 years.  The values related to the acquisition are preliminary and subject to final opening balance sheet adjustments.

The operating results and financial position of both SubCon and MICOS Telcom are included in the Company’s EMEA reportable segment as of their respective dates of acquisition.  Pro-forma results of the Company’s consolidated operations for the three and nine-month periods ended September 30, 2019 and 2018 would not have been materially different from reported results and are therefore not presented.

The purchase price was preliminarily allocated based on information available at the date of acquisition and is subject to change as the Company completes its analysis of the fair values of the assets and liabilities assumed at the acquisition date during the remeasurement period as defined under FASB Accounting Standards Codification 805, Business Combinations.  The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date:

Assets acquired
Current assets, net of cash	$5,976
Property, plant and equipment	2,669
Goodwill	10,403
Finite-lived intangible assets	8,144
Other long-term assets	1,883
Total assets acquired	$29,075
Liabilities assumed	(10,181)
Net assets acquired	$18,894

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

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies strengthen against the U.S. dollar, our sales and costs increase as the foreign currency-denominated financial statements translate into more U.S. dollars, and, conversely, when foreign currencies weaken, our sales and costs decrease upon translation into U.S. dollars.  The fluctuations of foreign currencies during the three and nine months ended September 30, 2019 had a $3.3 million and $12.7 million unfavorable effect on net sales, respectively, compared to the same periods in 2018.  There was no effect on net income for the three-months ended September 30, 2019 and an unfavorable effect on net income of $.2 million for the nine-month period ended September 30, 2019 as compared to the prior year.  On a reportable segment basis, the impact of foreign currency on net sales and net income for the three and nine months ended September 30, 2019 was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income
(Thousands of dollars)	Three Months	Nine Months	Three Months	Nine Months
The Americas	$(1,380)	$(5,493)	$134	$106
EMEA	(939)	(3,927)	(44)	(215)
Asia-Pacific	(931)	(3,252)	(87)	(86)
Total	$(3,250)	$(12,672)	$3	$(195)

The operating results for the three months ended September 30, 2019 are compared to the same period in 2018. Net sales for the three months ended September 30, 2019 of $119.2 million increased $10.8 million, or 10%, compared to 2018.  As a percentage of net sales, gross profit increased to 33.0% in 2019 from 30.9% in 2018.  Gross profit for the three-month periods ended September 30, 2019 and 2018 was $39.3 million and $33.5 million, respectively.  Excluding the unfavorable impact of foreign currency translation, gross profit increased $6.9 million, or 21%, compared to 2018.  Costs and expenses of $27.7 million increased $2.2 million compared to 2018 and included a favorable impact from currency translation of $1.1 million.  Operating income for the three months ended September 30, 2019 was $11.6 million, an increase of $3.6 million compared to 2018.  Net income for the three months ended September 30, 2019 of $8.0 million decreased $1.1 million compared to the three months ended September 30, 2018.  The effect of currency translation had virtually no impact on operating income or net income.

The operating results for the nine months ended September 30, 2019 are compared to the same period in 2018. Net sales for the nine months ended September 30, 2019 of $331.2 million increased $15.7 million, or 5%, compared to the same period in 2018.  As a percentage of net sales, gross profit decreased to 31.5% in 2019 from 31.8% in 2018.  Gross profit for the nine months ended September 30, 2019 of $104.4 million increased $4.2 million, or 4%, compared to 2018.  Excluding the unfavorable impact of currency translation, gross profit increased $8.2 million, or 8%, compared to 2018.  Costs and expenses of $79.6 million increased $4.5 million compared to 2018 and included a favorable impact from currency translation of $3.7 million.  Operating income for the nine months ended September 30, 2019 was $24.8 million, a decrease of $.3 million compared to 2018. Net income for the nine months ended September 30, 2019 of $17.7 million decreased $3.6 million compared to the same period in 2018.  The effect of currency translation had unfavorable impacts on operating income and net income of $.3 million and $.2 million, respectively.

The following table reflects the impact of foreign currency fluctuations on operating income for the three and nine months ended September 30, 2019 and 2018:

	Foreign Currency Translation Impact
	Three Months Ended September 30		Nine Months Ended September 30
(Thousands of dollars)	2019	2018	2019	2018
Operating income	$11,643	$8,015	$24,804	$25,093
Translation loss	23	0	251	0
Transaction loss	308	1,126	179	2,324
Operating income excluding currency impact	$11,974	$9,141	$25,234	$27,417

Despite the constant changes in the current global economy, we believe our business fundamentals and our financial position are sound and that we are strategically well-positioned. We remain focused on assessing our business structure, global facilities and overall capacity in conjunction with the requirements of local manufacturing in the markets that we serve. If necessary, we will modify redundant processes and utilize our global manufacturing network to manage costs, increase sales volumes and deliver value to our customers. We have continued to invest in the business to expand into new markets for the Company, improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 24.3% and can borrow needed funds at a competitive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2018

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended September 30, 2019 and 2018. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended September 30
(Thousands of dollars)	2019		2018		Change
Net sales	$119,217	100.0%	$108,413	100.0%	$10,804
Cost of products sold	79,874	67.0	74,922	69.1	4,952
GROSS PROFIT	39,343	33.0	33,491	30.9	5,852
Costs and expenses	27,700	23.2	25,476	23.5	2,224
OPERATING INCOME	11,643	9.8	8,015	7.4	3,628
Other expense - net	(386)	(0.3)	(159)	(0.1)	(227)
INCOME BEFORE INCOME TAXES	11,257	9.4	7,856	7.2	3,401
Income tax expense (benefit)	3,213	2.7	(1,198)	(1.1)	4,411
NET INCOME	8,044	6.7	9,054	8.4	(1,010)
Less: Net income attributable to noncontrolling interests	93	0.1	0	0.0	93
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$7,951	6.7%	$9,054	8.4%	$(1,103)

Net sales. Net sales were $119.2 million for the three months ended September 30, 2019, an increase of $10.8 million, or 10%, from the three months ended September 30, 2018.  Excluding the unfavorable effect of currency translation, net sales for the three months ended September 30, 2019 increased $14.1 million compared to the same period in 2018, or 13%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2019	2018	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$47,617	$46,189	$1,428	$0	$1,428	3%
The Americas	19,663	14,662	5,001	(1,380)	6,381	44
EMEA	21,132	18,273	2,859	(939)	3,798	21
Asia-Pacific	30,805	29,289	1,516	(931)	2,447	8
Consolidated	$119,217	$108,413	$10,804	$(3,250)	$14,054	13%

The year-over-year increase in PLP-USA net sales of $1.4 million, or 3%, was primarily due to a volume increase in energy product sales.  International net sales for the three months ended September 30, 2019 experienced an unfavorable impact of $3.3 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation.  The Americas net sales of $19.7 million increased $6.4 million, or 44%, primarily due to a volume increase in energy and communications product sales.  EMEA net sales of $21.1 million increased $3.8 million, or 21%, primarily due to a volume increase in energy and communications product sales within the region, including incremental sales from the newly acquired businesses.  In Asia-Pacific, net sales of $30.8 million increased $2.4 million, or 8%, compared to 2018 primarily due to a combined volume increase in the energy, communications and special industries products.

Gross profit. Gross profit was $39.3 million and $33.5 million for the three-month periods ended September 30, 2019 and 2018, respectively.  Excluding the unfavorable effect of currency translation, gross profit increased $6.9 million, or 21%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2019	2018	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$17,687	$16,293	$1,394	$0	$1,394	9%
The Americas	7,254	5,290	1,964	(535)	2,499	47
EMEA	6,768	4,683	2,085	(285)	2,370	51
Asia-Pacific	7,634	7,225	409	(271)	680	9
Consolidated	$39,343	$33,491	$5,852	$(1,091)	$6,943	21%

PLP-USA gross profit of $17.7 million increased $1.4 million compared to the same period in 2018 as a result of increased sales volume combined with a product sales mix shift to higher margin product.  International gross profit for the three months ended September 30, 2019 was unfavorably impacted by $1.1 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $2.5 million was primarily the result of a $6.3 million increase in sales combined with a product margin improvement in the region due to sales product mix.  EMEA gross profit increased $2.4 million, mainly as a result of increased sales volume.  Asia-Pacific gross profit increased $.7 million primarily as a result of a year-over-year increase in sales combined with a sales mix shift to higher margin products.

Costs and expenses. Costs and expenses of $27.7 million for the three months ended September 30, 2019 increased $2.2 million, or 9%.  Excluding the favorable effect of currency translation, costs and expenses increased $3.3 million, or 13%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2019	2018	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$12,848	$11,789	$1,059	$0	$1,059	9%
The Americas	3,721	4,340	(619)	(683)	64	1
EMEA	5,375	3,687	1,688	(225)	1,913	52
Asia-Pacific	5,756	5,660	96	(159)	255	5
Consolidated	$27,700	$25,476	$2,224	$(1,067)	$3,291	13%

PLP-USA costs and expenses of $12.8 million for the three months ended September 30, 2019 increased $1.1 million compared to 2018 mainly due to $.3 million of higher personnel-related expenses, a net increase in foreign currency exchange losses of $.3 million, $.2 million of increased professional fees combined with a net $.2 million of higher year-over-year miscellaneous expenses.  Foreign currency exchange gains and losses are primarily related to translating into U.S. dollars its foreign denominated loans, trade and royalty receivables from its foreign subsidiaries at the September 30, 2019 exchange rates.  On a consolidated basis, costs and expenses for the three months ended September 30, 2019 were favorably impacted by $1.1 million when local currencies were translated to U.S. dollars.  The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $3.7 million increased $.1 million for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to a $.1 million increase in personnel-related expenses.  EMEA costs and expenses of $5.4 million increased $1.9 million mainly due to incremental costs incurred with our acquired businesses.  Asia-Pacific costs and expenses of $5.8 million increased $.3 million. This increase was primarily due to an increase in commission expense of $.2 million along with net higher various combined expenses of $.1 million.

Other income (expense). Other expense for the three-month periods ended September 30, 2019 and 2018 was $.4 million and $.2 million, respectively.

Income taxes. Income taxes for the three months ended September 30, 2019 and 2018 were $3.2 million and $(1.2) million, respectively, based on pre-tax income of $11.2 million and $7.9 million, respectively.  The effective tax rate for the three months ended September 30, 2019 and 2018 was 29% and (15%), respectively, compared to the U.S. federal statutory rate of 21%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions.  It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate:

2019

1.	A $.3 million, or 3%, net increase resulting from higher U.S. permanent items primarily related to uncertain tax positions.
2.	A $.6 million, or 5%, increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate.

2018

1.	A $.9 million, or 12%, net decrease resulting from the final calculation of the Transition Tax.

2.	A $.7 million, or 9%, net decrease resulting from a net reduction in our deferred taxes due to the result of the U.S. federal statutory rate decrease included in the tax act.

3.	A $1.2 million, or 15%, net decrease resulting from favorable U.S. permanent items primarily related to discrete items.

Net income. As a result of the preceding items, net income for the three months ended September 30, 2019 was $8.0 million, compared to $9.1 million for the three months ended September 30, 2018, a decrease of $1.1 as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2019	2018	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$3,246	$6,200	$(2,954)	$0	$(2,954)	(48)%
The Americas	2,565	811	1,754	134	1,620	200
EMEA	853	805	48	(44)	92	11
Asia-Pacific	1,287	1,238	49	(87)	136	11
Consolidated	$7,951	$9,054	$(1,103)	$3	$(1,106)	(12)%

PLP-USA’s net income for the three months ended September 30, 2019 decreased $3.0 million compared to the same period in 2018.  While operating income increased $.3 million, it was completely offset by an increase in income taxes of $3.3 million primarily due to a prior year, non-recurring, favorable adjustment resulting from the Tax Act.  The following discussion of net income excludes the effect of currency translation.  The Americas net income increased $1.6 million as a result of a $2.3 million increase in operating income, partially offset by higher income taxes of $.7 million. EMEA net income increased $.1 million as a result of a $.4 million increase in operating income, partially offset by a $.3 million year-over-year increase in income tax expense. Asia-Pacific net income increased $.1 million due to a $.4 million increase in operating income, partially offset by an increase in income tax expense of $.3 million.

PLP’s EMEA segment incurred net income attributable to noncontrolling interests of $.1 million, which when added back to net income, resulted in an immaterial change to net income attributable to PLP Shareholders.

NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2018

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the nine months ended September 30, 2019 and 2018. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended September 30
(Thousands of dollars)	2019		2018		Change
Net sales	$331,212	100.0%	$315,467	100.0%	$15,745
Cost of products sold	226,798	68.5	215,255	68.2	11,543
GROSS PROFIT	104,414	31.5	100,212	31.8	4,202
Costs and expenses	79,610	24.0	75,119	23.8	4,491
OPERATING INCOME	24,804	7.5	25,093	8.0	(289)
Other expense—net	(769)	(0.2)	(385)	(0.1)	(384)
INCOME BEFORE INCOME TAXES	24,035	7.3	24,708	7.8	(673)
Income tax expense	6,302	1.9	3,390	1.1	2,912
NET INCOME	$17,733	5.4%	$21,318	6.8%	$(3,585)
Less: Net income attributable to noncontrolling interests	54	0.0	0	0.0	54
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$17,679	5.3%	$21,318	6.8%	$(3,639)

Net sales. Net sales were $331.2 million for the nine months ended September 30, 2019, an increase of $15.7 million, or 5%, from the nine months ended September 30, 2018.  Excluding the unfavorable effect of currency translation, net sales for the nine months ended September 30, 2019 increased $28.4 million compared to the same period in 2018, or 9%, as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2019	2018	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$135,411	$128,296	$7,115	$0	7,115	6%
The Americas	51,142	52,217	(1,075)	(5,493)	4,418	8
EMEA	59,376	54,756	4,620	(3,927)	8,547	16
Asia-Pacific	85,283	80,198	5,085	(3,252)	8,337	10
Consolidated	$331,212	$315,467	$15,745	$(12,672)	$28,417	9%

The year-over-year increase in PLP-USA net sales of $7.1 million, or 6%, was primarily due to a volume increase in energy product sales.  International net sales for the nine months ended September 30, 2019 experienced an unfavorable impact of $12.7 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation.  The Americas net sales of $51.1 million increased $4.4 million, or 8%, primarily due to a volume increase in energy and communications product sales.  EMEA net sales of $59.4 million increased $8.5 million, or 16%, primarily due to a volume increase in energy product sales within the region.  In Asia-Pacific, net sales of $85.3 million increased $8.3 million, or 10%, compared to 2018 primarily due to a volume increase in energy and special industries products.

Gross profit. Gross profit of $104.4 million for the nine months ended September 30, 2019 increased $4.2 million, or 4%, compared to the nine months ended September 30, 2018.  Excluding the $4.2 million unfavorable effect of currency translation, gross profit increased $8.2 million, or 8%, as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2019	2018	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$48,291	$44,967	$3,324	$0	$3,324	7%
The Americas	17,169	20,569	(3,400)	(1,889)	(1,511)	(7)
EMEA	17,692	15,141	2,551	(1,178)	3,729	25
Asia-Pacific	21,262	19,535	1,727	(904)	2,631	13
Consolidated	$104,414	$100,212	$4,202	$(3,971)	$8,173	8%

PLP-USA gross profit of $48.3 million increased $3.3 million compared to the same period in 2018 as a result of higher sales volume combined with a product sales mix shift to higher margin products, primarily energy products.  International gross profit for the nine months ended September 30, 2019 was unfavorably impacted by $4.0 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. Despite the increase in sales, the Americas gross profit decreased $1.5 million which was primarily the result of a year-over-year product margin decline in the region due to sales mix and increases in raw material cost.  EMEA gross profit increased $3.7 million year-over-year mainly as a result of the $8.5 million increase in sales volume combined with incremental growth from the newly acquired businesses.  Asia-Pacific gross profit increased $2.6 million predominantly due to the region’s year-over-year $8.3 million increase in sales and a sales mix shift to higher margin products.

Costs and expenses. Costs and expenses of $79.6 million for the nine months ended September 30, 2019 increased $4.5 million, or 6%.  Excluding the favorable effect of currency translation, costs and expenses increased $8.2 million, or 11%, as summarized in the following table:

	Nine Months Ended September 30
Thousands of dollars)	2019	2018	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$37,518	$35,161	$2,357	$0	$2,357	7%
The Americas	10,111	11,634	(1,523)	(2,006)	483	4
EMEA	15,042	11,637	3,405	(946)	4,351	37
Asia-Pacific	16,939	16,687	252	(768)	1,020	6
Consolidated	$79,610	$75,119	$4,491	$(3,720)	$8,211	11%

PLP-USA costs and expenses of $37.5 million for the nine months ended September 30, 2019 increased $2.4 million, or 7%, compared to 2018 mainly due to a $1.1 million increase in professional fees, which includes acquisition-related expenses, $1.0 million of higher personnel-related and benefits expenses combined with a $.4 million increase in bad debt expense, partially offset by $.1 million of net year-over-year gains on foreign currency exchange.  Foreign currency exchange gains and losses are primarily related to translating into U.S. dollars its foreign denominated loans, trade and royalty receivables from its foreign subsidiaries at the September 30, 2019 exchange rates.  On a consolidated basis, costs and expenses for the nine months ended September 30, 2019 were favorably impacted by $3.7 million when local currencies were translated to U.S. dollars.  The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $10.1 million increased $.5 million for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to a year-over-year increase in personnel-related expenses.  EMEA costs and expenses of $15.0 million increased $4.4 million mainly due to the incremental costs incurred in the newly acquired businesses.  Asia-Pacific costs and expenses of $16.9 million increased $1.0 million. This increase was primarily due to higher personnel costs of $.4 million, higher commissions of $.2 million and increased combined legal and bad debt expense of $.4 million.

Other income (expense). Other expense for the nine-month periods ended September 30, 2019 and 2018 was $.8 million and $.4 million, respectively.

Income taxes.  Income taxes for the nine months ended September 30, 2019 and 2018 were $6.3 million and $3.4 million, respectively, based on pre-tax income of $24.0 million and $24.7 million, respectively. The effective tax rate for the nine months ended September 30, 2019 and 2018 was 26% and 14%, respectively, compared to the U.S. federal statutory rate of 21%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions.  It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate:

2019

1.	A $.5 million, or 2%, net increase resulting from higher U.S. permanent items and discrete items related to uncertain tax positions.

2.	A $.8 million, or 3%, increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate.

2018

1.	A $.9 million, or 4%, net decrease resulting from the final calculation of the Transition Tax.

2.	A $.7 million, or 3%, net decrease resulting from a net reduction in our deferred taxes due to the result of the U.S. federal statutory rate decrease included in the Tax Act.

3.	A $1.0 million, or 4%, net decrease resulting from favorable U.S. permanent items primarily related to discrete items and provisions of the Tax Act.

4.	A $.8 million, or 4%, increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate.

Net income. As a result of the preceding items, net income for the nine months ended September 30, 2019 was $17.7 million, compared to $21.3 million for the nine months ended September 30, 2018, a decrease of $3.4 million when foreign currency impact is excluded as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2019	2018	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$7,442	$9,759	$(2,317)	$0	$(2,317)	(24)%
The Americas	5,188	6,611	(1,423)	106	(1,529)	(23)
EMEA	2,171	2,729	(558)	(215)	(343)	(13)
Asia-Pacific	2,878	2,219	659	(86)	745	34
Consolidated	$17,679	$21,318	$(3,639)	$(195)	$(3,444)	(16)%

PLP-USA’s net income for the nine months ended September 30, 2019 decreased $2.3 million compared to the same period in 2018.  There was a $1.0 million increase in operating income that was completely offset by an income tax expense increase of $3.3 million which primarily resulted from a non-recurring, favorable prior year adjustment related to the Tax Act.  The following discussion of net income excludes the effect of currency translation.  The Americas net income decreased $1.5 million as a result of a $2.0 million decrease in operating income and an increase in net interest expense of $.2 million, partially offset by a decrease in income tax expense of $.7 million. EMEA net income decreased by $.3 million primarily as a result of a decrease in operating income of $.6 million, partially offset by a decrease in income tax expense of $.3 million. Asia-Pacific net income increased $.7 million as a result of a $1.6 million increase in operating income, partially offset by an increase in net interest expense of $.3 million combined with an increase in income tax expense of $.6 million.

PLP’s EMEA segment incurred net attributable to noncontrolling interests of less than $.1 million, which when added back to net income, resulted in an immaterial change to net income attributable to PLP Shareholders.

POLICIES AND ESTIMATES

Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2018 filed on March 8,

2019 with the Securities and Exchange Commission and are, therefore, not presented herein.  For more detail regarding the January 1, 2019 adoption of ASU 2016-02, “Leases (Topic 842),” refer to Note R “Leases” and Note K “Recently Adopted Accounting Pronouncements.”

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first nine months of 2019, we used cash of $22.0 million for capital expenditures. We ended the first nine months of 2019 with $41.5 million of cash, cash equivalents and restricted cash (“Cash”). Our Cash is held in various locations throughout the world. At September 30, 2019, the majority of our Cash was held outside the United States (“U.S.”). We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt at September 30, 2019 was $63.0 million.  At September 30, 2019, our unused availability under our line of credit was $32.9 million and our bank debt to equity percentage was 24.3%.  In 2018, we extended the term on our $65 million credit facility from June 30, 2019 to June 30, 2021.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless our funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the LIBOR spread becomes 1.500%.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and funded debt-to-earnings before interest, taxes, depreciation and amortization along with an interest coverage ratio. The net worth and profitability requirements are calculated based on the line of credit agreement. At September 30, 2019 and December 31, 2018, we were in compliance with these covenants.

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

Sources and Uses of Cash

Cash increased $7.1 million compared to the same period in 2018.  Net Cash provided by operating activities was $20.7 million. The most significant net investing and financing uses of Cash in the nine months ended September 30, 2019 were payments of long-term debt of $41.6 million, Cash used to fund the acquisition of SubCon and MICOS Telcom of $18.9 million, capital expenditures of $22.0 million, share repurchases of $4.5 million and dividends paid of $3.2 million, partially offset by net debt and notes payable proceeds of $69.3 million. Currency had a negative $1.8 million impact on Cash when translating foreign denominated financial statements to U.S. dollars.

Net Cash provided by operating activities for the nine months ended September 30, 2019 and 2018 was $20.7 million compared to $7.1 million during the nine months ended September 30, 2018.  The $13.6 million increase was primarily a result of a decrease in Cash usage for operating assets (net of operating liabilities) of $16.7 million, which included a reduction resulting from the $5.3 million contribution to the pension plan in 2018, partially offset by a decrease in net income of $3.6 million and an increase in non-cash items of $.5 million.

Net Cash used in investing activities of $41.3 million for the nine months ended September 30, 2019 increased $29.3 million when compared to Cash used in investing activities in the nine months ended September 30, 2018 of $12.0 million. The change was primarily related to Cash used to fund the SubCon and MICOS Telcom acquisitions, net of Cash, of $18.9 million and a year-over-year increase in capital expenditures of $14.7 million, partially offset by a reduction in Cash used year-over year to purchase marketable securities of $4.2 million in 2018.

Cash provided by financing activities for the nine months ended September 30, 2019 was $20.0 million compared to a cash usage of $4.8 million for the nine months ended September 30, 2018. The $24.8 million improvement was primarily the result of a net increase in debt borrowings in 2019 compared to 2018 of $26.4 million, partially offset by a year-over-year change in Cash used for net stock repurchases of $1.5 million.

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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%.  As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar.  The remeasurement impact to the three and nine-month periods ended September 30, 2019 was immaterial and is included in the Company’s consolidated financial statements.

As of September 30, 2019, the Company had no foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading or speculative purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $4.1 million and on income before taxes of $1.1 million.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of borrowings of $32.1 million at September 30, 2019. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.2 million for the nine months ended September 30, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2019.

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

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) of the Securities and Exchange Act of 1934 during the nine-month period ended September 30, 2019 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 13, 2017, the Board of Directors authorized a plan to repurchase up to an additional 228,138 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three months ended September 30, 2019:

Period (2019)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July	952	$51.20	123,885	126,115
August	10,176	49.09	134,061	115,939
September	4,022	50.22	138,083	111,917
Total	15,150

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

November 1, 2019	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 1, 2019	/s/ Michael A. Weisbarth
Michael A. Weisbarth
Vice President – Finance and Treasurer
(Principal Accounting Officer)