Form 10-K
period 2019-12-31
PREFORMED LINE PRODUCTS CO
filed 2020-03-06
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

Commission file number 0-31164

Preformed Line Products Company

(Exact name of registrant as specified in its charter)

Ohio	34‑0676895
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

660 Beta Drive Mayfield Village, Ohio	44143
(Address of Principal Executive Office)	(Zip Code)

(440) 461‑5200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $2 par value per share	PLPC	NASDAQ

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

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2019 was $135,299,054 based on the closing price of such common shares, as reported on the NASDAQ National Market System.  As of March 2, 2020, there were 5,023,812 common shares of the Company ($2 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2020 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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

•

The potential impact of global economic conditions on the Company’s ongoing profitability and future growth opportunities in the Company’s core markets in the U.S. and other foreign countries, which may experience continued or further instability due to political and economic conditions, social unrest, terrorism, changes in diplomatic and trade relationships and public health concerns (including viral outbreaks such as COVID-19);

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

Part I

Item 1.  Business

Background

Preformed Line Products Company together with its subsidiaries (the “Company”) is an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication) and other similar industries.  The Company’s primary products support, protect, connect, terminate and secure cables and wires.  The Company also provides solar hardware systems and mounting hardware for a variety of solar power applications.  The Company’s goal is to continue to achieve profitable growth as a leader in the research, innovation, development, manufacture and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets.

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

Energy Products are used  to support, protect, terminate and secure both power conductor and communication cables and to control cable dynamics (e.g., vibration).  Formed wire products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape.  Advantages of using the Company’s helical formed wire products are that they are economical, dependable and easy to use.  The Company introduced formed wire products to the power industry over 70 years ago and such products enjoy an almost universal acceptance in the Company’s markets. Related hardware products include hardware for supporting and protecting transmission conductors, spacers, spacer-dampers, stockbridge dampers, corona suppression devices and various compression fittings for dead-end applications.  Energy products were approximately 67%, 66% and 69% of the Company’s revenues in 2019, 2018 and 2017, respectively.

Communications Products, including splice cases, are used to protect fixed line communication networks, such as copper cable or fiber optic cable, from moisture, environmental hazards and other potential contaminants.  Communications products were approximately 22%, 21% and 22% of the Company’s revenues in 2019, 2018 and 2017, respectively.

Special Industries Products include data communication cabinets, hardware assemblies, pole line hardware, resale products, underground connectors, solar hardware systems, guy markers, tree guards, fiber optic cable markers, pedestal markers and urethane products.  They are used by energy, renewable energy, communications, cable and special industries (i.e., metal building, tower and antenna industries, the agriculture and arborist industries, and marine systems industry) for various applications and are defined as products that complement the Company’s core line offerings.  Special industries products were approximately 11%, 13% and 9% of the Company’s revenues in 2019, 2018 and 2017, respectively.

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

The success of the Company’s formed wire products in the U.S. led to expansion abroad.  The first international license agreement was established in the mid-1950s in Canada.  In the late 1950s, the Company’s products were being sold through joint ventures and licensees in Canada, England, Germany, Spain and Australia.  Additionally, the Company began export operations and promoted products into other selected offshore markets.  The Company continued its expansion program, bought out most of the original licensees, and, by the mid-1990s, had complete ownership of operations in Australia, Brazil, Canada, Great Britain, South Africa and Spain.  By 2002, it also had complete ownership of operations in Mexico and China.  The Company’s international subsidiaries have the necessary infrastructure (i.e., manufacturing, engineering, marketing and general management) to support local business activities.  Each is staffed with local personnel to ensure that the Company is well versed in local business and cultural practices, technical requirements and the intricacies of local client relationships.

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

In 2019, the Company acquired SubCon Electrical Fittings GmbH (“SubCon”), headquartered in Dornbirn, Austria with manufacturing operations in Brno, Czech Republic.  The acquisition of SubCon will strengthen the Company’s position in the global substation market and will expand the Company’s operational presence in Europe.

In 2019, the Company acquired 90% of MICOS Telcom s.r.o (“MICOS Telcom”) headquartered in Prostějov, Czech Republic with the remaining 10% to be acquired over the next three years.  The acquisition of MICOS Telcom will strengthen the Company’s position in the global telecom market and also will expand its operational presence in Europe.

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

The Company’s protective closures and splice cases are used to protect cable from moisture, environmental hazards and other potential contaminants. The Company’s splice cases are easily re-enterable closures that allow utility maintenance workers access to the cables located inside the closure to repair or add communications services.  Over the years, the Company has made many significant improvements in splice cases that have greatly increased its versatility and application in the marketplace.  The Company also designs and markets custom splice cases to satisfy specific customer requirements.  This has allowed the Company to remain a strong partner with several primary customers and has earned the Company the reputation as a responsive and reliable supplier.

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

Electric Utilities - Transmission. The electric transmission grid is the interconnected network of high voltage aluminum conductors used to transport large blocks of electric power from generating facilities to distribution networks.  Currently, there are three major power grids in the U.S.:  the Eastern Interconnect, the Western Interconnect and the Texas Interconnect.  Virtually all electrical energy utilities are connected with at least one other utility by one of these major grids.  The Company believes that transmission grids are in need of upgrades throughout much of the U.S.  With demand for power now exceeding supply in some areas, the need for the movement of bulk power from the energy-rich areas to the energy-deficient areas means that new transmission lines will likely be built and many existing lines will likely be refurbished.  Connecting renewable energy sources to the grid should also continue to attract new investment to fund transmission infrastructure projects in the future.  The Company believes that this may generate opportunities for the Company’s products in this market over at least the next several years.  In addition, increased construction of international transmission grids is occurring in many regions of the world.  However, consolidations in the markets that the Company services with increased global competition, as well as stagnant or declining economic conditions, limited government funding and lower energy prices, may also have an adverse impact on the Company’s sales.

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

Early in its history, the Company recognized the need to understand the performance of its products and the needs of its customers.  To that end, the Company developed a 29,000 square foot Research and Engineering Center located at its corporate headquarters in Mayfield Village, Ohio.  In 2013, the Company expanded its Research and Engineering Center by an additional 8,000 square feet.  Using the Research and Engineering Center, engineers and technicians simulate a wide range of external conditions encountered by the Company’s products to ensure quality, durability and performance.  The work performed in the Research and Engineering Center includes advanced studies and experimentation with various forms of vibration and environmental changes.  This work has contributed significantly to the collective knowledge base of the industries the Company serves and is the subject matter of many papers and seminars presented to these industries, and has led to the expansion and support of 12 research labs located in its facilities around the world.

The Company believes that its Research and Engineering Center is one of the most sophisticated in the world in its specialized field.  The Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling.  Today, the Company’s reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a competitive advantage.  In addition to testing, the work performed at the Company’s Research and Development Center continues to fuel product development efforts.  For example, the Company estimates that approximately 18.4% of 2019 revenues were attributed to products developed by the Company in the past five years.  In addition, the Company’s position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations which are charged with the responsibility of establishing industry-wide specifications and performance criteria, including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission). Research and development costs are expensed as incurred.  Research and development costs for new products were $3.0 million in 2019, $2.4 million in 2018 and $2.1 million in 2017.

Patents and Trademarks

The Company applies for patents in the U.S. and other countries, as appropriate, to protect its significant patentable developments.  As of December 31, 2019, the Company had in force 44 U.S. patents and 109 international patents in 21 countries and had 19 pending U.S. patent applications and 48 pending international applications.  While such domestic and international patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company’s business.  The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company’s business as a whole or to any of its businesses.  Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks.  The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology.  As of December 31, 2019, the Company had obtained U.S. registration on 36 trademarks and one trademark application remained pending.  International registrations amounted to 234 registrations in 35 countries, with two pending international registrations.

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
•

The Company is sensitive to the marketplace and provides an extra measure of service in cases of emergency, storm damage and other supply delivery situations. This high level of customer service and customer responsiveness is a hallmark of the Company.

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

The fiber optic closure market is one of the most competitive product areas for the Company, with the Company competing against, among others, CommScope and Corning.  There are a number of primary competitors and several smaller niche competitors that compete at all levels in the marketplace.  The Company believes that it is one of four leading suppliers of fiber optic closures.

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

Raw material costs were stable throughout 2019.  The Company expects prices on metals and plastics to remain stable throughout 2020.

The Company cannot currently predict the impact of COVID-19 on its supply chain or global business operations in general, but does expect some disruption with respect to certain products and materials currently sourced from China.

Backlog Orders

The Company’s backlog was approximately $111.2 million at the end of 2019 and $92.9 million at the end of 2018.  All customer orders entered are firm at the time of entry.  Most orders are shipped within a two to four-week period unless the customer requests an alternative date.

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

The Company believes it is in compliance in all material respects, with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability.  The Company does not expect to make any material capital expenditures during 2020 for environmental control facilities.  The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays.  However, the Company does not believe that these expenditures will ultimately result in a material adverse effect on its financial position or results of operations.  The Company cannot predict the precise effect such future requirements, if enacted, would have on the Company.  The Company believes that such regulations would be enacted over time and would affect the industry as a whole.

Employees

At December 31, 2019, the Company had 2,983 employees.  Approximately 24% of the Company’s employees are located in the U.S.

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

The Company’s sales to the energy and telecommunication industries represent a substantial portion of the Company’s historical sales. The concentration of revenue in such industries is expected to continue into the foreseeable future.  Demand for products to these industries depends primarily on capital spending by customers for constructing, rebuilding, maintaining or upgrading their systems.  The amount of capital spending and, therefore, the Company’s sales and profitability are affected by a variety of factors, including general economic conditions, access by customers to financing, government regulation, demand for energy and cable services, energy prices and technological factors.  As a result, some customers may significantly reduce or delay their spending or may not continue as going concerns, which could have a material adverse effect on the Company’s business, operating results and financial condition.  In addition, the Company may incur exit-related costs and impairments of goodwill, definite and indefinite-lived intangible assets and property, fixtures and equipment as the Company makes corresponding changes to its business to reflect these changes and uncertainties in the Company’s industries and customer demand, and these costs and impairments could have a significant negative impact on the Company’s operating results for the period in which they are incurred.  Consolidation presents an additional risk to the Company in that merged customers will rely on relationships with a source other than the Company.  Consolidation may also increase the pressure on suppliers, such as the Company, to sell product at lower prices.

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

Price increases or decreased or delayed availability of raw materials could result in lower earnings.

The Company’s cost of sales may be materially adversely affected by increases in the market prices of the raw materials used in the Company’s manufacturing processes.  The Company may not be able to pass on price increases in raw materials to the Company’s customers through increases in product prices.  As a result, the Company’s operating results could be adversely affected.  In addition, any decrease or delay in the availability of these materials or interruptions generally in the global supply chain could slow production and delivery to the Company’s customers.

The Company’s international operations subject the Company to additional business risks that may have a material adverse effect on the Company’s business, operating results and financial condition.

International sales account for a substantial portion of the Company’s net sales (60%, 60% and 61% in 2019, 2018 and 2017, respectively) and the Company expects these sales could increase as a percentage of net sales in the future.  Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, which could materially adversely affect U.S. dollar sales or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, reduced or limited protection of intellectual property rights, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards.  The Company is subject to foreign currency volatility which could materially impact the Company’s operating results, including the impact of hyper-inflationary conditions in certain economies, particularly where exchange controls limit or eliminate the Company’s ability to convert from local currency.  The Company is also subject to general geopolitical risks, such as political and economic instability, social unrest, terrorism and changes in diplomatic and trade relationships as well as public health concerns (including viral outbreaks such as COVID-19), in connection with its international operations. Any such disruption could cause delays in the production and distribution of our products and the loss of sales and customers. Moreover, these types of events could negatively impact consumer spending or the economy in the impacted regions or depending upon the severity, globally.  These risks of conducting business internationally may have a material adverse effect on the Company’s business, operating results and financial condition.

Additionally, uncertainty relating to the United Kingdom’s departure from the European Union (“Brexit”) could adversely impact the Company.  The UK formally exited the European Union on January 31, 2020 and a transition period is in place until December 31, 2020 during which the UK will maintain access to the European Union single market and to the global trade deals negotiated by the European Union and remain subject to European Union law. The ongoing uncertainty regarding the transition could continue to or have a further adverse impact on global economic conditions, the stability of global financial markets and global market liquidity, including due to the widespread use, including under the Company’s credit facility, of LIBOR as a reference interest rate. Any of these factors could depress economic activity or lead to long-term volatility in the currency markets, which could adversely impact the Company’s business, financial condition and results of operations.

The Company may not be able to successfully integrate businesses that it may acquire in the future or complete acquisitions on satisfactory terms, which could have a material adverse effect on the Company’s business, operating results and financial condition.

A portion of the Company’s growth in sales and earnings has been generated from acquisitions.  The Company expects to continue a strategy of identifying and acquiring businesses with complementary products.  In connection with this growth strategy, the Company faces certain risks and uncertainties in addition to the risks faced in the Company’s day-to-day operations, including the risks pertaining to integrating acquired businesses, realizing the benefits of acquired technology and utilizing new personnel.  In addition, the Company may incur debt to finance future acquisitions, and the Company may issue securities in connection with future acquisitions that may dilute the holdings of current and future shareholders.  Covenant restrictions relating to additional indebtedness could restrict the Company’s ability to pay dividends, fund capital expenditures, consummate additional acquisitions and significantly increase the Company’s interest expense.  Any failure to successfully complete acquisitions or to successfully integrate such strategic acquisitions could have a material adverse effect on the Company’s business, operating results and financial condition.

The Company may have interruptions in or lose business due to the uncertainty of the global economy, specifically related to the lack of available funding for the Company’s customers.

The demand for the Company’s products is significantly affected by the amount of discretionary business and consumer spending, each of which is impacted by the continued uncertainty of the global economy.  The Company’s operations could be adversely affected by global economic conditions such as recession, political or social unrest, economic instability, terrorism and changes in diplomatic and trade relationships, public health concerns or otherwise.  The liquidity and financial position of the Company’s customers could also impact their ability to pay in full and/or on a timely basis.  This lack of funding could have a negative impact on the Company’s operating results and financial condition.

The Company may be adversely impacted by laws, regulation, and litigation.

The Company is subject to various laws and regulation.  For example, extensive environmental regulations related to air and water quality, the discharge of pollutants, the handling of toxic waste and the handling and transport of products and components classified as hazardous impact its daily operations.  The introduction of new laws or regulations, or changes in existing laws or regulations, could increase the costs of doing business.  At any given time, the Company may also be subject to litigation or claims related to its products, suppliers, customers, employees, shareholders, distributors, sales representatives, intellectual property or acquisitions, among other things, the disposition of which may have an adverse effect upon the Company’s business, financial condition, or results of operation. The outcome of litigation is difficult to assess or quantify. Lawsuits can result in the payment of substantial damages by defendants. If the Company is required to pay substantial damages and expenses as a result of these or other types of lawsuits, the Company’s business and results of operations would be adversely affected. Regardless of whether any claims against the Company are valid or whether it is liable, claims may be expensive to defend, may cause reputational harm (particularly where any claims relate to significant harm to persons and property) and may divert time and money away from the Company’s operations. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of the Company’s insurance coverage for any claims could adversely affect the Company’s business and operating results.

The Company may not be able to successfully manage its intellectual property and may be subject to infringement claims.

The Company relies on a combination of contractual rights and patent, trademark, copyright and trade secret laws to establish and protect its proprietary technology. Third parties may challenge, invalidate, circumvent, infringe or misappropriate the Company’s intellectual property, or such intellectual property may not be sufficient to permit the Company to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product offerings or other competitive harm. Others, including its competitors may independently develop similar technology, duplicate or design around the Company’s intellectual property, and in such cases, it could not assert its intellectual property rights against such parties. The Company may also be subject to costly litigation in the event its technology infringes upon or otherwise violate a third party’s proprietary rights. Any claim from third parties may result in a limitation on its ability to use the intellectual property subject to these claims.  The Company may be forced to litigate to enforce or determine the scope and enforceability of its intellectual property rights, trade secrets and know-how, which is expensive, could cause a diversion of resources and may not prove successful, especially in countries where such rights are more difficult to enforce. The loss of intellectual property protection or the inability to obtain third party intellectual property could harm its business and ability to compete.

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could impact the Company’s operating results and financial condition.

The Company is subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating the provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. The Company’s effective tax rates could be affected by numerous factors, including but not limited to, intercompany transactions, the relative amount of its foreign earnings, including earnings being lower than anticipated in jurisdictions where the Company has lower statutory rates and higher than anticipated in jurisdictions where the Company has higher statutory rates, losses incurred in jurisdictions for which the Company is not able to realize the related tax benefit, changes in foreign currency exchange rates, changes in its deferred tax assets and liabilities and any related valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations.  In addition, many countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the U.S. tax reform legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Finally, foreign governments may enact tax laws in response to the Tax Act that could result in further changes to global taxation and materially affect the Company’s financial position and results of operations.

The Company employs information technology systems to support its business, and any material breach, interruption or failure may adversely impact the Company’s business.

The Company employs information technology systems to support its business. Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations, and compromise information belonging to the Company and its customers, suppliers and employees, exposing the Company to liability which could adversely impact the Company’s business and reputation. In the ordinary course of business, the Company relies on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores certain data, including proprietary business information, and may have access to confidential or personal information in certain of its businesses that is subject to privacy and security laws, regulations and customer-imposed controls.  Despite the Company’s cybersecurity measures and oversight of such matters by the Board of Directors, which are continuously reviewed and upgraded, the Company’s information technology networks and infrastructure and protected data may still be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, service providers including cloud services, natural disasters or other catastrophic events. It is possible for such vulnerabilities to remain undetected for an extended period, up to and including several years.  Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to the Company’s reputation, which could adversely affect the Company’s business.

Item 1B. Unresolved Staff Comments

The Company does not have any unresolved staff comments.

Item 2.  Properties

The Company currently owns or leases 29 facilities, which together contain approximately 2.4 million square feet of manufacturing, warehouse, research and development, sales and office space worldwide.  Most of the Company’s international facilities contain space for offices, research and engineering (R&E), warehousing and manufacturing with manufacturing using a majority of the space.  The following table provides information regarding the Company’s principal facilities:

						Total Approximate
		Number of Facilities				Square Feet
Segment	Location	Manufacturing	Warehouse	R&E	Office	Owned	Leased
United States	United States	2	2	1	3	704,900

Americas	Brazil	1	1	1	1	167,600
	Argentina	1	1		1		26,400
	Canada	2	2	1	2	124,400
	Mexico	1	1		2	113,000	1,100

Asia-Pac	Australia	1	1	1	4	122,900	79,200
	China	1	1	1	1	132,100
	Indonesia	2	1		2	197,900
	Malaysia	1	1				18,600
	Thailand	1	3		1	80,000	49,500
	New Zealand	1	2	1	2	34,200	6,200

EMEA	Great Britain	1	1	1	1	90,400
	Austria	1			1		14,100
	Czech Republic	2	1	1	1		66,700
	South Africa	1	1	1	1	68,800
	Spain	1	1	1	1	63,300	10,800
	Poland	1	1	1	1	175,000

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

The Company believes the claims against it are without merit and intends to vigorously defend against such claims. We are unable to predict the outcome of this case and cannot reasonably estimate a potential range of loss.  However, if it is determined adverse to the Company, it could have a material effect on the Company’s operating results.

The Company is not a party to any other pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, operating results or cash flow.

Item 4. Mine Safety Disclosures

Not applicable

Item 4A. Information about our Executive Officers

Each executive officer is elected by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal.

Name	Age	Position
Robert G. Ruhlman	63	Chairman, President and Chief Executive Officer
Dennis F. McKenna	53	Chief Operating Officer
William H. Haag	56	Vice President - Asia Pacific Region
John M. Hofstetter	55	Vice President - Sales and Global Communications Markets
Tim O'Shaughnessy	49	Vice President - Human Resources
John J. Olenik	49	Vice President - Research and Engineering
J. Ryan Ruhlman	36	Vice President - Marketing and Business Development
David C. Sunkle	61	Vice President - Research and Engineering and Manufacturing
Caroline S. Vaccariello	53	General Counsel and Corporate Secretary
Michael A. Weisbarth	55	Vice President - Finance and Treasurer

The following sets forth the name and recent business experience for each person who is an executive officer of the Company at March 2, 2020:

Robert G. Ruhlman was elected Chairman in July 2004.  Mr. Ruhlman has served as Chief Executive Officer since July 2000 and as President since 1995 (positions he continues to hold). Mr. Ruhlman is the father of J. Ryan Ruhlman, Vice-President – Marketing and Business Development and a Director of the Company, and of Maegan A. R. Cross, also a Director of the Company.

Dennis F. McKenna was elected Chief Operating Officer in January 2019.  Prior to that, Mr. McKenna served as Executive Vice President Global Business Development since January 2015 where he expanded his role to include worldwide marketing and business development strategies.  Prior to that, he was elected Vice President - Marketing and Global Business Development in April 2004.

William H. Haag was elected Vice President – Asia Pacific Region in January 2018.  Prior to that, Mr. Haag served as the Company’s Vice President - International Operations since April 1999.

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

John J. Olenik was elected Vice President – Research and Engineering in January 2020.  Prior to that, Mr. Olenik was the Company’s Director of Engineering since 2013 where he was promoted from his prior role as Engineering Manager of Power Product Development.  Mr. Olenik has been with the Company since 1997.

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

David C. Sunkle was elected Vice President - Research and Engineering in January 2007.  In addition, Mr. Sunkle has taken on the role of Vice President – Manufacturing since July 2008.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on NASDAQ under the trading symbol “PLPC”.  As of March 2, 2020, the Company had approximately 2,000 shareholders of record.  The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company’s common shares as reported by the NASDAQ and (ii) the amount per share of cash dividends paid by the Company.

	Year ended December 31
	2019			2018
Quarter	High	Low	Dividend	High	Low	Dividend
First	$62.98	$51.52	$0.20	$84.40	$59.95	$0.20
Second	57.57	46.40	0.20	92.00	61.90	0.20
Third	58.60	47.01	0.20	90.54	70.28	0.20
Fourth	75.01	49.99	0.20	74.50	50.13	0.20

While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company’s Board of Directors in light of the current needs of the Company.  Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(1)	(1)	(2)
Equity compensation plans approved by security holders	243,384	$58.77	764,401
Equity compensation plans not approved by security holders	0	$0.00	0
Total	243,384		764,401

(1)	Of these shares, 211,634 were issued in the form of restricted stock units, which have no exercise price. Accordingly, such shares were not included in the weighted average exercise price.

(2)

The Company’s Long-Term Incentive Plan of 2008 was replaced in May 2016 by the 2016 Incentive Plan.  Up to 900,000 of the 1,000,000 shares initially authorized may be issued in the form of restricted shares or units under the new plan.  See Note H in the Notes to Consolidated Financial Statements for information relating to the Company’s 2016 Incentive Plan.

Performance Graph

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the Company’s common shares with the cumulative total return of hypothetical investments in the NASDAQ Composite Index and the Peer Group Index based on the respective market price of each investment at December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017, December 31, 2018, and December 31, 2019, assuming in each case an initial investment of $100 on December 31, 2014, and reinvestment of dividends.

	2014	2015	2016	2017	2018	2019
PREFORMED LINE PRODUCTS CO	100.00	78.62	110.55	137.06	105.89	119.48
NASDAQ MARKET INDEX	100.00	106.96	116.45	150.96	146.67	200.49
PEER GROUP INDEX	100.00	95.81	118.19	134.61	110.60	143.19

Purchases of Equity Securities

On December 13, 2017, the Board of Directors authorized a plan to repurchase up to an additional 228,138 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date.  The following table includes repurchases for the three months ended December 31, 2019:

Period (2019)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October	7,895	$51.08	145,978	104,022
November	0	$0.00	145,978	104,022
December	27,188	$70.71	173,166	76,834
Total	35,083

Item 6. Selected Financial Data

	2019	2018	2017	2016	2015
	(Thousands of dollars, except per share data)
Net Sales and Income
Net sales	$444,861	$420,878	$378,212	$336,634	$354,666
Operating income	32,627	32,934	26,108	21,479	12,349
Income before income taxes	31,458	32,588	25,806	20,953	11,706
Net income	23,336	26,581	12,654	15,255	6,675
Net Income attributable to Preformed Line Products Company Shareholders	23,303	26,581	12,654	15,255	6,675
Per Share Amounts
Net income - basic	$4.63	$5.28	$2.48	$2.95	$1.25
Net income - diluted	4.58	5.21	2.47	2.95	1.24
Dividends declared	0.80	0.80	0.80	0.80	0.80
Shareholders' equity	53.39	49.56	47.35	43.68	41.94
Other Financial Information
Current assets	$231,975	$214,263	$207,130	$189,107	$188,497
Total assets	433,571	358,797	359,785	340,937	324,573
Current liabilities	81,073	69,487	62,833	55,455	51,891
Long-term debt (including current portion)	57,076	26,408	36,046	44,391	31,864
Shareholders' equity	268,568	249,370	238,537	223,543	218,984

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

OVERVIEW

Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) was incorporated in Ohio in 1947.  We are an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries.  Our primary products support, protect, connect, terminate, and secure cables and wires.  We also provide solar hardware systems, mounting hardware for a variety of solar power applications, and fiber optic and copper splice closures. PLPC is respected around the world for quality, dependability and market-leading customer service.  Our goal is to continue to achieve profitable growth as a leader in the research, innovation, development, manufacture, and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets.  We have 29 sales and manufacturing operations in 20 different countries.

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

RECENT DEVELOPMENTS

On February 28, 2019, the Company acquired SubCon, headquartered in Dornbirn, Austria with manufacturing operations in Brno, Czech Republic.  The acquisition of SubCon will strengthen the Company’s position in the global substation market and will expand its operational presence in Europe.

On April 1, 2019, the Company acquired 90% of MICOS Telcom,  headquartered in Prostějov, Czech Republic.  The acquisition of MICOS Telcom will strengthen the Company’s position in the global telecom market and also will expand its operational presence in Europe.

See Note O in the notes to Consolidated Financial Statements for more information regarding the aforementioned acquisitions.

MARKET OVERVIEW

Our business continues to be highly concentrated in the energy and communications markets.  During the past several years, industry consolidation continued as distributor and service provider integrations occurred in our major markets.  The fluctuation of foreign currencies coupled with the varying degrees of recovery throughout the global economy has led to a challenging environment. In addition, low oil prices, increasing commodity prices and changes in governmental leadership in certain markets have affected construction projects worldwide and there has been a historical lack of commitment by developed countries to upgrade and strengthen their electrical grids and communication networks, despite the growing need.  While these factors are likely to continue to provide inherent uncertainty going forward, the Company has increased its sales over the past few years despite the global economic instability.

In 2019, sales in the energy market continued to increase due to the number and scale of transmission projects in North America.  We believe that our leadership position in the market and ability to deliver reliable products quickly will enable us to take advantage of prospects for continued growth as transmission grids are enhanced and extended.  As communication networks continue to be upgraded and expanded, our product offering positions us well to participate in the expansion.

Our international business is more concentrated in the energy and communications markets, which is where we experienced our most significant top line growth in 2019.  Historically, our international sales were primarily related to the medium voltage distribution segment of the energy market but have grown through acquisition and new product development to include a significant contribution from the transmission and telecommunications markets.  We believe that we are well positioned to supply the needs of the world’s diverse energy market requirements as a result of our strategically located operations and array of product designs and technologies.

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

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weaken against the U.S. dollar, our sales and costs decrease as the foreign currency-denominated financial statements translate into fewer U.S. dollars.  In total, foreign currencies weakened against the U.S. dollar in both 2019 and 2018.  The fluctuations of foreign currencies during the years ended December 31, 2019 and 2018 had an unfavorable impact on net sales of $14.2 million and $5.7 million, respectively.  On a reportable segment basis, the unfavorable impact of foreign currency translation on net sales and net income for the years ended December 31, 2019 and 2018, respectively, was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income (Loss)
(Thousands of dollars)	2019	2018	2019	2018
The Americas	$(6,752)	$(8,173)	$(121)	$(311)
EMEA	(4,323)	2,443	(233)	157
Asia-Pacific	(3,092)	75	11	(22)
Total	$(14,167)	$(5,655)	$(343)	$(176)

The effect of currency translation had an unfavorable impact on net income in the years ended December 31, 2019 and 2018 of $.3 million and $.2 million, respectively.  There were $.4 million in losses on foreign currency translation on operating income for the year ended December 31, 2019.  There were transaction losses of $.2 million and $1.5 million in the years ended December 31, 2019 and 2018, respectively, as summarized in the following table:

	Foreign Currency Translation Impact
	Year Ended December 31
(Thousands of dollars)	2019	2018
Operating income	$32,627	$32,934
Translation loss	432	0
Transaction loss	211	1,528
Operating income excluding currency impact	$33,270	$34,462

Despite the continued changes in the current global economy, we believe our business fundamentals and our financial position are sound and strategically well-positioned. We remain focused on assessing our global market opportunities and overall manufacturing capacity in conjunction with the requirements of local manufacturing in the markets that we serve. If necessary, we will utilize our global manufacturing network to manage costs, while driving sales and delivering value to our customers.  We have continued to invest in the business to expand into new markets for us to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our current and new customers.  We currently have a bank debt to equity ratio of 24.5% and can borrow needed funds at a competitive interest rate under our credit facility.  A consolidated increase in debt of $30.2 million as of December 31, 2019 in order to fund two acquisitions, acquire certain manufacturing facilities and acquire properties for plant relocations during 2019 drove the increase in our bank debt to equity ratio from 14.2% at December 31, 2018.  See Note E in the Notes to Consolidated Financial Statements for more information related to our debt position.

The following table sets forth a summary of the Company’s consolidated income statements and the percentage of net sales for the years ended December 31, 2019 and 2018.  The Company’s past operating results are not necessarily indicative of future operating results.

	Year Ended December 31
(Thousands of dollars)	2019		2018		Change
Net sales	$444,861	100.0%	$420,878	100.0%	$23,983
Cost of products sold	304,266	68.4	288,647	68.6	15,619
GROSS PROFIT	140,595	31.6	132,231	31.4	8,364
Costs and expenses	107,968	24.3	99,297	23.6	8,671
OPERATING INCOME	32,627	7.3	32,934	7.8	(307)
Other expense, net	(1,169)	(0.3)	(346)	(0.1)	(823)
INCOME BEFORE INCOME TAXES	31,458	7.1	32,588	7.7	(1,130)
Income taxes	8,122	1.8	6,007	1.4	2,115
NET INCOME	23,336	5.2	26,581	6.3	(3,245)
Less: Net income attributable to noncontrolling interests	(33)	(0.0)	0	0.0	(33)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$23,303	5.2%	$26,581	6.3%	$(3,278)

2019 RESULTS OF OPERATIONS COMPARED TO 2018

Net sales.  In 2019, net sales were $444.9 million, an increase of $24.0 million, or 6%, compared to 2018.  Excluding the unfavorable effect of currency translation, net sales increased 9% as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2019	2018	Change	Translation	Translation	Change
Net sales
PLP-USA	$178,301	$169,040	$9,261	$0	$9,261	5%
The Americas	68,293	66,868	1,425	(6,752)	8,177	12
EMEA	79,158	69,773	9,385	(4,323)	13,708	20
Asia-Pacific	119,109	115,197	3,912	(3,092)	7,004	6
Consolidated	$444,861	$420,878	$23,983	$(14,167)	$38,150	9%

The increase in PLP-USA net sales of $9.3 million, or 5%, was primarily due to a volume increase in energy product sales.  International net sales for the year ended December 31, 2019 were unfavorably affected by $14.2 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation.  The Americas net sales of $68.3 million increased $8.2 million, or 12%, primarily due to higher volume in energy and communication product sales.  EMEA net sales of $79.2 million increased $13.7 million, or 20%, primarily due to volume increases in energy products in the region as well as incremental sales growth from the newly acquired businesses.  The Asia-Pacific net sales of $119.1 million increased $7.0 million, or 6%, compared to 2018.  The increase in net sales is primarily due to a combined sales volume increase in energy, communication and special industries products.

Gross Profit.  Gross profit of $140.6 million for 2019 increased $8.4 million, or 6%, compared to 2018.  Excluding the unfavorable effect of currency translation, gross profit increased $13.1 million, or 10%, as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2019	2018	Change	Translation	Translation	Change
Gross profit
PLP-USA	$63,630	$59,012	$4,618	$0	$4,618	8%
The Americas	22,912	25,570	(2,658)	(2,573)	(85)	0
EMEA	23,435	19,747	3,688	(1,269)	4,957	25
Asia-Pacific	30,618	27,902	2,716	(864)	3,580	13
Consolidated	$140,595	$132,231	$8,364	$(4,706)	$13,070	10%

PLP-USA gross profit of $63.6 million increased by $4.6 million compared to 2018 mostly due to an increase in sales volume and a shift in mix toward higher margin products.  International gross profit for the year ended December 31, 2019 was unfavorably impacted by $4.7 million when local currencies were translated to U.S. dollars.  The following discussion of gross profit changes excludes the effects of currency translation.  Despite the increase in sales, the Americas gross profit decreased $.1 million, which was primarily the result of a year-over-year product margin decline in the region due to sales mix and increases in raw material costs.  EMEA gross profit increased $5.0 million due to the $13.7 million increase in sales in the region, which includes the incremental growth from newly acquired businesses.  Asia-Pacific’s gross profit increased $3.6 million as sales mix shifted to higher margin products alongside an increase in sales of $7.0 million.

Costs and expenses. Costs and expenses of $108.0 million for the year ended December 31, 2019 increased $8.7 million, or 9%, compared to 2018.  Excluding the favorable effect of currency translation, costs and expenses increased $12.9 million, or 13%, as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2019	2018	Change	Translation	Translation	Change
Costs and expenses
PLP-USA	$51,216	$47,866	$3,350	$0	$3,350	7%
The Americas	13,807	14,053	(246)	(2,425)	2,179	16
EMEA	20,058	15,198	4,860	(1,015)	5,875	39
Asia-Pacific	22,887	22,180	707	(833)	1,540	7
Consolidated	$107,968	$99,297	$8,671	$(4,273)	$12,944	13%

PLP-USA costs and expenses of $51.2 million increased $3.4 million, or 7%.  PLP-USA’s year-over-year increase was attributable to higher personnel related expenses, including benefits, of $1.4 million, increased professional fees of $1.1 million, higher allowance for doubtful accounts of $.6 million, an increase in travel and entertainment expenses of $.3 million combined with a net increase in miscellaneous expenses of $.2 million  The increases were offset by a $.2 million incremental gain in net foreign currency transaction exchange effect.  Foreign currency exchange losses were primarily related to translating into U.S. dollars its foreign currency denominated loans, trade receivables and royalty receivables from its foreign subsidiaries at the December 2019 year-end exchange rates.  International costs and expenses for the year ended December 31, 2019 were favorably impacted by $4.3 million when local currencies were translated to U.S. dollars.  The following discussions of costs and expenses exclude the effect of currency translation.  The Americas costs and expenses increase of $2.2 million was primarily due to higher personnel related costs of $.4 million, higher professional fee expenses of $.2 million, higher facility and maintenance expenses of $.2 million and a combined net loss on foreign currency transactional exchange and loss on sale of assets of $.5 million, along with higher combined travel and miscellaneous expenses of $.9 million, which includes higher expenses related to bank guarantees associated with large projects in the region.  EMEA costs and expenses of $20.1 million increased $5.9 million mainly due to incremental costs incurred with our newly acquired businesses.  Asia-Pacific costs and expenses of $22.9 million increased $1.5 million primarily due to higher personnel related expenses of $.2 million, increased professional fees of $.2 million, a higher allowance for doubtful accounts of $.2 million, increased commissions of $.2 million and a combined increase in travel, plant relocation and maintenance and miscellaneous expenses of $.7 million.

Other income (expense).  Other expense of $1.2 million for the year ended December 31, 2019 increased $.8 million when compared to the twelve months ended December 31, 2018 mainly due to higher interest expense.

Income taxes.  Income taxes for the years ended December 31, 2019 and 2018 were $8.1 million and $6.0 million, respectively, based on pre-tax income of $31.5 million and $32.6 million, respectively.  The effective tax rate for the years ended December 31, 2019 and 2018 was 25.8% and 18.4%, respectively, compared to the U.S. federal statutory rate of 21%.  Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S. federal statutory income tax rate, and the relative amount of income earned in those jurisdictions where such earnings are permanently reinvested.  It is also affected by discrete items that may occur in any given period but are not consistent from year to year.  The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0%:

2019

1.	A $.9 million, or 3%, net increase resulting from higher U.S. permanent items primarily related to limitations on the deductibility of executive compensation.
2.	A $.4 million, or 1.2%, net decrease resulting from losses in certain jurisdictions where no tax benefit was previously recognized.
3.	A $.9 million, or 3%, net increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

2018

1.

A $1.2 million, or 3.6%, net decrease resulting primarily from a final measurement of the provisional amount of the Deemed Repatriation Transition Tax and other U.S. permanent items and state and local income taxes.

2.

A $.7 million, or 2.1%, net decrease resulting from a net increase of the prior year provisional adjustment of our deferred taxes due to the result of U.S. federal statutory rate decrease included in the Tax Act.

3.	A $1.1 million, or 3.1%, net increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

Net income.  As a result of the preceding items, net income for the year ended December 31, 2019 was $23.3 million, compared to $26.6 million for 2018.  Excluding the effect of currency translation, net income decreased $2.9 million as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2019	2018	Change	Translation	Translation	Change
Net income
PLP-USA	$8,054	$9,900	$(1,846)	$0	$(1,846)	(19)%
The Americas	6,657	8,479	(1,822)	(121)	(1,701)	(20)
EMEA	2,935	3,527	(592)	(233)	(359)	(10)
Asia-Pacific	5,657	4,675	982	11	971	21
Consolidated	$23,303	$26,581	$(3,278)	$(343)	$(2,935)	(11)%

PLP-USA’s net income of $8.1 million decreased $1.8 million year over year, mainly due to a year-over-year increase in income tax expense of $3.3 million resulting from favorable prior year adjustments related to the Tax Act, partially offset by a $1.0 million increase in operating income.  International net income for the year ended December 31, 2019 was unfavorably affected by approximately $.3 million when local currencies were converted to U.S. dollars.  The following discussion of net income excludes the effect of currency translation.  The Americas net income of $6.7 million decreased $1.7 million mainly as a result of a $1.9 million decrease in operating income, slightly offset by a $.2 million decrease in income tax expense.  EMEA net income decreased $.4 million as a result of a $.3 million decrease in operating income combined with a year-over-year increase in income taxes of $.1 million.  Asia-Pacific net income improved $1.0 million mainly as a result of a $1.6 million increase in operating income offset by an increase in income tax expense for the region of $.6 million.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives.  In 2019, we used cash of $29.5 million for capital expenditures.  We ended 2019 with $39.3 million of cash, cash equivalents and restricted cash (“Cash”).  Our Cash is held in various locations throughout the world.  At December 31, 2019, the majority of our cash is held outside the U.S.

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

Our financial position remains strong and our current ratio at December 31, 2019 and 2018 was 2.9 to 1 and 3.1 to 1, respectively.  Total debt at December 31, 2019 was $65.8 million.  At December 31, 2019, our unused availability under our line of credit was $31.4 million and our bank debt to equity percentage was 24.5%.  On March 13, 2018, the Company extended the term on its $65.0 million credit facility from June 30, 2019 to June 30, 2021.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless its funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread becomes 1.500%.  As of December 31, 2019, the Company’s Polish subsidiary had borrowed $6.5 million at a rate of 1.125% plus the Warsaw Interbank Offer Rate with a term expiring June 30, 2021.  At December 31, 2019, the Company’s Australian subsidiary had borrowed $5.5 million U.S. dollars, also with a term expiring June 30, 2021.  As of December 31, 2019, the interest rates on the U.S., Polish and Australian lines of credit agreement were 2.89% and 2.76% and 1.96%, respectively.  Under the credit facility, at December 31, 2019, the Company had utilized $33.6 million with $31.4 million available under the line of credit net of long-term outstanding letters of credit.  The PLP-USA line of credit provides for $20.0 million to be available to the Company’s subsidiaries.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability.  At both December 31, 2019 and 2018, the Company was in compliance with all covenants.

On February 28, 2019, the Company acquired its Austrian subsidiary, SubCon.  The Company’s Austrian subsidiary has a 1.0 million euros, or $1.1 million U.S. dollars line of credit with a term expiration of May 31, 2020 with the option to renew for an additional twelve months indefinitely.  At December 31, 2019, the Company’s Austrian subsidiary had borrowed $.6 million, all of which is current, on the line of credit at an interest rate of 1.400%.

On April 25, 2019, the Company borrowed the U.S. equivalent of $8.3 million dollars on behalf of its Indonesian subsidiary at a rate of 3.501% with a term expiring on April 30, 2024.  At December 31, 2019, $7.5 million was outstanding on this debt facility, of which $.8 million is classified as current.

On August 14, 2019, the Company’s New Zealand subsidiary borrowed the U.S. dollar equivalent of $5.3 million at a rate of 3.900% with a term expiring on August 26, 2021.  At December 31, 2019, $5.4 million was outstanding on this facility, of which $.5 million is classified as current.  This loan is secured by the Company’s New Zealand subsidiary’s land and building.

The Company owns a corporate aircraft with a remaining balance due on the loan of $8.1 million, of which $1.4 million is classified as short-term, with a term expiring in 2026.  The loan is secured by the purchased aircraft.

We expect that our major source of funding for 2020 and beyond will be our operating cash flows, our existing cash and cash equivalents as well as our line of credit agreement.  We earn a significant amount of our operating income outside the United States, which, except for current earnings in certain jurisdictions, is deemed to be indefinitely reinvested in foreign jurisdictions.  We currently do not intend nor foresee a need to repatriate these funds.  We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months and thereafter for the foreseeable future.  In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions.  We also believe that we can expand our borrowing capacity, if necessary; however, we do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

Sources and Uses of Cash

Cash at December 31, 2019 decreased $4.6 million compared to December 31, 2018.  Net Cash provided by operating activities was $27.2 million. The most significant net investing and financing uses of Cash were payments of long-term debt of $64.1 million, capital expenditures of $29.5 million, Cash used to fund the acquisition of SubCon and MICOS Telcom of $18.9 million, share repurchases of $6.8 million and dividends paid of $4.2 million, partially offset by net debt and notes payable proceeds of $93.0+ million. Currency had a negative $.8 million impact on Cash when translating foreign denominated financial statements to U.S. dollars.

Net Cash provided by operating activities for the years ended December 31, 2019 and 2018 was $27.2 million and $23.0 million, respectively.  The $4.2 million increase was primarily a result of a prior year, non-recurring, contribution to the pension plan of $5.3 million, partially offset by a decrease in net income and miscellaneous net unfavorable movements in non-cash and cash items.

Net Cash used in investing activities of $48.8 million for the year ended December 31, 2019 represents an increase of $34.8 million when compared to cash used in investing activities for the year ended December 31, 2018.  The increased use of Cash was primarily related to an increase in Cash used for capital expenditures of $29.5 million, cash used for the acquisition of SubCon and MICOS Telcom of $18.9 million, partially offset by a reduction in net Cash used of $4.8 million related to the purchase of marketable securities and company-owned life insurance policies.

Cash from financing activities for the year ended December 31, 2019 was $17.7 million compared to a use of $9.1 million in the year ended December 31, 2018. The $26.8 million increase was primarily a result of a net increase in debt transactions of $29.6 million in 2019 as compared to 2018, partially offset by a net year-over-year increase in cash used in capital stock transactions of $2.7 million combined with an increase in dividends paid of $.1 million.

We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and capital leases primarily for equipment.

Contractual obligations and other commercial commitments are summarized in the following tables:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(Thousands of dollars)
Notes payable to bank (A)	$8,696	$8,696	$0	$0	$0
Long-term debt (B)	57,076	3,353	39,335	5,535	8,853
Financing leases	202	109	93	0	0
Operating leases	16,274	2,462	4,699	340	8,773
Pension contribution and other retirement plans (C)	0	0	0	0	0

	Amount of Commitment Expiration by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(Thousands of dollars)
Letters of credit	$7,564	$7,564	$0	$0	$0
Guarantees	11,479	2,952	6,950	1,376	201

(A)	Interest on short-term debt is included in the table at interest rates from 1.40% to 9.40% in effect at December 31, 2019.
(B)	Interest on long-term debt is included in the table at interest rates from 1.40% to 4.60% based on the variable interest rates in effect at December 31, 2019.
(C)

The Company does not expect to make contributions to the Company’s defined benefit pension plan in 2020.  Future expected amounts beyond one year have not been disclosed as such amounts are subject to change based on performance of the assets in the plan as well as the discount rate used to determine the obligation.

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

Receivable Allowances

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The allowance for doubtful accounts represents approximately less than 3.7% and 3.5% of our trade receivables balance at December 31, 2019 and 2018, respectively.

Excess and Obsolescence Reserves

We provide excess and obsolescence reserves to state inventories at the lower of cost or estimated net realizable value.  We identify inventory items that have had no usage or are in excess of the usages over the historical 12 to 24 months.  A management team with representatives from marketing, manufacturing, engineering and finance reviews these inventory items, determines the disposition of the inventory and assesses the net realizable value based on their knowledge of the product and market conditions.  These conditions include, among other things, future demand for product, product utility, unique customer order patterns or unique raw material purchase patterns, changes in customer and quality issues.  The reserve for excess and obsolete inventory was 7.7% and 9.6% of gross inventory for the years ended December 31, 2019 and December 31, 2018, respectively.  If the impact of market conditions deteriorates from those projected by management, additional inventory reserves may be necessary.

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

Our measurement date for our annual impairment test is October 1 of each year.  We performed our annual impairment tests for goodwill as of October 1, 2019.  We did not have any impairment for goodwill for the years ended December 31, 2019 or 2018. See Note J for additional information.

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

ASC 740 requires subjectivity to identify outcomes and to assign probability in order to estimate the settlement amount.  We provide estimates in order to determine settlement amounts.  During the year ended December 31, 2019, we recorded $.1 million of reserves for uncertain tax positions.  At December 31, 2018, there was no reserve requirement for uncertain tax positions.

Pensions

We record obligations and expenses related to a pension benefit plan based on actuarial valuations, which include key assumptions on discount rates, expected returns on plan assets and compensation increases.  These actuarial assumptions are reviewed annually and modified as appropriate.  The effect of modifications is generally recorded or amortized over future periods.  The discount rate of 3.50% at December 31, 2019 reflects an analysis of yield curves as of the end of the year and the schedule of expected cash needs of the plan.  The expected long-term return on plan assets of 7.0% reflects the plan’s historical returns and represents our best estimate of the likely future returns on the plan’s asset mix.  We believe the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries.  However, an increase in the discount rate would decrease the plan obligations and the net periodic benefit cost, while a decrease in the discount rate would increase the plan obligations and the net periodic benefit cost.  In addition, an increase in the expected long-term return on plan assets would decrease the net periodic pension cost, while a decrease in expected long-term return on plan assets would increase the net periodic pension cost.

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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%.  As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar.  Revenue from operations in Argentina represented less than 2% of total consolidated net sales for the years ended December 31, 2019 and 2018.

As of December 31, 2019, the Company had no foreign currency forward exchange contracts outstanding.  The Company does not hold derivatives for trading purposes.

The Company's primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and payables and cash and short-term investments.  A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $6.0 million and on income before tax of $2.3 million.

The Company is exposed to market risk, including changes in interest rates.  The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of long-term borrowings of $57.1 million at December 31, 2019.  A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.5 million for the year ended December 31, 2019.

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

A discount rate is used to determine the present value of future payments.  In general, our liability increases as the discount rate decreases and decreases as the discount rate increases.  The discount rate used to determine the future benefit obligation was 3.50% and 4.25% at December 31, 2019 and 2018, respectively.  The discount rate is a significant factor in determining the amounts reported.  A 50 basis point change in the discount rate of 3.50% used at December 31, 2019 would have a $3.1 million effect on the Plan’s projected benefit obligation.

The Company developed the expected return on Plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns.  The Company assumed an expected rate of return of 7.00% and 8.00% at December 31, 2019 and 2018, respectively.  A 50 basis point change in the expected rate of return would have a $.2 million effect on the Plan’s subsequent year’s net periodic pension cost.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Preformed Line Products Company

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Preformed Line Products and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related Statements of Consolidated Income, Comprehensive Income, Cash Flows, and Shareholders' Equity for each of the three years in the period ended December 31, 2019 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008

Cleveland, Ohio

March 6, 2020

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	2019	2018
	(Thousands of dollars, except share and per share data)
ASSETS
Cash and cash equivalents	$38,929	$43,609
Accounts receivable, less allowances of $3,849 ($3,178 in 2018)	83,517	73,139
Inventories - net	95,718	85,259
Prepaids	6,921	6,205
Prepaid taxes	2,601	3,169
Other current assets	4,289	2,882
TOTAL CURRENT ASSETS	231,975	214,263
Property, plant and equipment - net	124,018	102,955
Operating lease, right-of-use assets	12,453	0
Intangibles - net	15,116	8,458
Goodwill	27,840	15,621
Deferred income taxes	7,564	6,900
Other assets	14,605	10,600
TOTAL ASSETS	$433,571	$358,797
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable	$28,282	$26,414
Notes payable to banks	8,696	9,042
Operating lease liabilities, current	2,062	0
Current portion of long-term debt	3,354	1,448
Accrued compensation and amounts withheld from employees	11,817	11,153
Accrued expenses and other liabilities	16,718	12,582
Accrued profit-sharing and other benefits	7,213	6,982
Dividends payable	1,173	1,051
Income taxes payable	1,758	815
TOTAL CURRENT LIABILITIES	81,073	69,487
Long-term debt, less current portion	53,722	24,960
Unfunded pension obligation	5,278	5,259
Operating lease liabilities, non-current	8,246	0
Deferred income taxes	3,116	1,711
Other noncurrent liabilities	13,568	8,010
SHAREHOLDERS' EQUITY
Shareholders' equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 4,992,979 and 5,020,410 issued and outstanding, at December 31, 2019 and December 31, 2018, respectively	12,848	12,662
Common shares issued to rabbi trust, 267,641 and 269,630 shares at December 31, 2019 and December 31, 2018, respectively	(10,981)	(11,008)
Deferred compensation liability	10,981	11,008
Paid-in capital	38,854	34,401
Retained earnings	353,292	334,170
Treasury shares, at cost, 1,431,235 and 1,310,387 shares at
December 31, 2019 and December 31, 2018, respectively	(79,106)	(72,280)
Accumulated other comprehensive loss	(57,353)	(59,583)
TOTAL PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS' EQUITY	268,535	249,370
Noncontrolling interest	33	0
TOTAL SHAREHOLDERS' EQUITY	268,568	249,370
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$433,571	$358,797

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31
	2019	2018	2017
	(In thousands, except per share data)
Net sales	$444,861	$420,878	$378,212
Cost of products sold	304,266	288,647	259,584
GROSS PROFIT	140,595	132,231	118,628
Costs and expenses
Selling	36,609	36,358	34,048
General and administrative	51,806	45,398	43,160
Research and engineering	17,187	15,107	14,327
Other operating expenses - net	2,366	2,434	985
	107,968	99,297	92,520
OPERATING INCOME	32,627	32,934	26,108
Other income (expense)
Interest income	783	486	430
Interest expense	(2,217)	(1,290)	(1,061)
Other income	265	458	329
	(1,169)	(346)	(302)
INCOME BEFORE INCOME TAXES	31,458	32,588	25,806
Income taxes	8,122	6,007	13,152
NET INCOME	$23,336	$26,581	$12,654
Less: Net income attributable to noncontrolling interests	(33)	0	0
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$23,303	$26,581	$12,654
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	5,031	5,032	5,102
Diluted	5,087	5,107	5,133
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$4.63	$5.28	$2.48
Diluted	$4.58	$5.21	$2.47

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31
	2019	2018	2017
	(Thousands of dollars)
Net income	$23,336	$26,581	$12,654
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,028	(12,285)	10,070
Recognized net actuarial gains	397	386	269
Loss on unfunded pension obligations	(195)	(244)	(410)
Other comprehensive income (loss), net of tax	2,230	(12,143)	9,929
Less: Comprehensive income attributable to noncontrolling interests	(33)	0	0
Comprehensive income attributable to Preformed Line Products Company shareholders	$25,533	$14,438	$22,583

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31
	2019	2018	2017
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$23,336	$26,581	$12,654
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	13,748	12,444	12,790
Provision for accounts receivable allowances	2,132	1,206	1,165
Provision for inventory reserves	1,283	2,402	1,205
Deferred income taxes	(1,274)	314	2,436
Share-based compensation expense	4,396	4,236	3,055
Loss (gain) on sale of property and equipment	10	(156)	160
Other - net	292	192	213
Changes in operating assets and liabilities assets:
Accounts receivable	(9,777)	(4,499)	(9,205)
Inventories	(9,455)	(13,703)	(2,208)
Trade accounts payables and accrued liabilities	6,087	3,048	4,957
Income taxes, net	634	(1,896)	7,134
Contributions to company pension plan	0	(5,340)	(225)
Other - net	(4,195)	(1,853)	(301)
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,217	22,976	33,830
INVESTING ACTIVITIES
Capital expenditures	(29,467)	(9,528)	(11,233)
Proceeds from the sale of property and equipment	54	195	142
Purchase of marketable securities	(496)	(4,690)	0
Proceeds from sale of marketable securities	2,309	2,953	0
Purchase of company owned life insurance policies	(2,309)	(2,953)	0
Acquisition of businesses, net of cash	(18,894)	0	0
Fixed-term deposits	0	0	8,527
NET CASH USED IN INVESTING ACTIVITIES	(48,803)	(14,023)	(2,564)
FINANCING ACTIVITIES
(Decrease) increase in notes payable to banks	(355)	8,446	(537)
Proceeds from long-term debt	93,036	76,030	55,581
Payments of long-term debt	(64,124)	(85,496)	(63,981)
Dividends paid	(4,230)	(4,088)	(4,099)
Proceeds from issuance of common shares	213	222	1,962
Purchase of common shares for treasury	(2,800)	(191)	(2)
Purchase of common shares for treasury from related parties	(4,026)	(3,974)	(8,475)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	17,714	(9,051)	(19,551)
Effects of exchange rate changes on cash and cash equivalents	(775)	(1,591)	1,359
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,647)	(1,689)	13,074
Cash, cash equivalents and restricted cash at beginning of year	43,910	45,599	32,525
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR(1)	$39,263	$43,910	$45,599

(1)

Includes restricted cash of $.3 million, $.3 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.  For further information regarding restricted cash, refer to Note E, “Debt Arrangements.”

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)

Balance at January 1, 2017	$12,508	$(12,054)	$12,054	$24,629	$303,415	$(59,640)	$(51,495)	$(5,874)	$223,543	$0	$223,543
Net income					12,654				12,654		12,654
Foreign currency translation adjustment							10,070		10,070		10,070
Recognized net actuarial loss, net of tax provision of $199								269	269		269
(Gain) on unfunded pension obligations, net of tax provision of $247								(410)	(410)		(410)
Total comprehensive income									22,583	0	22,583
Share-based compensation				3,055	(231)				2,824		2,824
Purchase of 121,626 common shares						(8,475)			(8,475)		(8,475)
Issuance of 42,080 common shares	85			2,050					2,135		2,135
Common shares distributed from rabbi trust of 8,255, net		220	(220)						0		0
Cash dividends declared - $.80 per share					(4,073)				(4,073)		(4,073)
Balance at December 31, 2017	$12,593	$(11,834)	$11,834	$29,734	$311,765	$(68,115)	$(41,425)	$(6,015)	$238,537	$0	$238,537
Net income					26,581				26,581		26,581
Foreign currency translation adjustment							(12,285)		(12,285)		(12,285)
Recognized net actuarial gain, net of tax provision of $139								386	386		386
Loss on unfunded pension obligations, net of tax benefit of $77								(244)	(244)		(244)
Total comprehensive income									14,438	0	14,438
Share-based compensation				4,236	(152)				4,084		4,084
Purchase of 52,318 common shares						(4,165)			(4,165)		(4,165)
Issuance of 34,521 common shares	69			431					500		500
Common shares distributed from rabbi trust of 19,396, net		826	(826)						0		0
Cash dividends declared - $.80 per share					(4,024)				(4,024)		(4,024)
Balance at December 31, 2018	$12,662	$(11,008)	$11,008	$34,401	$334,170	$(72,280)	$(53,710)	$(5,873)	$249,370	$0	$249,370
Net income					23,303				23,303	33	23,336
Foreign currency translation adjustment							2,028		2,028		2,028
Recognized net actuarial gain, net of tax provision of $123								397	397		397
Loss on unfunded pension obligations, net of tax benefit of $60								(195)	(195)		(195)
Total comprehensive income									25,533	33	25,566
Share-based compensation				4,396	(167)				4,229		4,229
Purchase of 120,848 common shares						(6,826)			(6,826)		(6,826)
Issuance of 88,377 common shares	186			57					243		243
Common shares distributed from rabbi trust of 1,989, net		27	(27)						0		0
Cash dividends declared - $.80 per share					(4,014)				(4,014)		(4,014)
Balance at December 31, 2019	$12,848	$(10,981)	$10,981	$38,854	$353,292	$(79,106)	$(51,682)	$(5,671)	$268,535	$33	$268,568

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

Principles of Consolidation and Noncontrolling Interests

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries for which it has a controlling interest.  All intercompany accounts and transactions have been eliminated upon consolidation.

Noncontrolling interests are presented in the Company’s Consolidated Financial Statements as if parent company investors (controlling interests) and other minority investors (noncontrolling interests) in partially owned subsidiaries have similar economic interests in a single entity. As a result, investments in noncontrolling interests are reported as equity in our Consolidated Financial Statements. Additionally, the Company’s Consolidated Financial Statements include 100% of a controlled subsidiary’s earnings, rather than only our share. Transactions between the parent company and noncontrolling interests are reported in equity as transactions between stockholders, provided that these transactions do not create a change in control.

Cash and Cash Equivalents

Cash equivalents are stated at fair value and consist of highly liquid investments with original maturities of three months or less at the time of acquisition.

Receivable Allowances

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances for uncollectible accounts receivable are based upon the number of days the accounts are past due, the current business environment and specific information such as bankruptcy or liquidity issues of customers.  The Company also maintains an allowance for future sales credits related to sales recorded during the year.  The estimated allowance is based on historical sales credits issued in the subsequent year related to the prior year and any significant, preapproved open return good authorizations as of the balance sheet date.

Inventories

The Company uses the last-in, first-out (“LIFO”) method of determining cost for the majority of its material portion of inventories in PLP-USA.  All other inventories are determined by the first-in, first-out (“FIFO”) or average cost methods.  Inventories are carried at the lower of cost or market.  Reserves are maintained for estimated obsolescence or excess inventory based on past usage and future demand.

Fair Value of Financial Instruments

Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of the fair value of financial instruments.  The estimated fair value of financial instruments was principally based on market prices where such prices were available, and when unavailable, fair values were estimated based on market prices of similar instruments.

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

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying value of the assets are impaired and the undiscounted future cash flows estimated to be generated by such assets are less than the carrying value. The Company’s cash flows are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions.  The net carrying value of assets not recoverable is then reduced to fair value.  The estimate of fair value represents the Company’s best estimate based on industry trends and reference to market rates and transactions.  The Company did not record any impairment to long-lived assets during the years ended December 31, 2019 and 2018.

Goodwill and Other Intangibles

Goodwill and other intangible assets generally result from business acquisitions. Goodwill is not subject to amortization but is subject to annual impairment testing.  Intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, technology, customer backlogs, trademarks and land use rights, are generally amortized over periods from less than one year to twenty years.  The Company’s intangible assets with finite lives are generally amortized using a projected cash flow basis method over their useful lives unless another method was demonstrated to be more appropriate.  Customer relationships, technology and trademark intangibles acquired in 2014 and 2012 are amortized using a projected cash flow basis method over the period in which the economic benefits of the intangibles are consumed.  Customer relationships, technology and trademarks acquired in 2010 and 2019 are being amortized using the straight-line method over their useful lives.  This straight-line method was more appropriate because it better reflected the pattern in which the economic benefits of the intangible asset are consumed or otherwise expire compared to using a projected cash flow basis method.  An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis and when events and circumstances warrant an evaluation. The Company assesses intangible assets with a determinable life for impairment consistent with its policy for assessing other long-lived assets.  Goodwill and intangible assets are also reviewed for impairment annually or more frequently when changes in circumstances indicate the carrying amount may be impaired, or in the case of finite-lived intangible assets, when the carrying amount may not be recoverable.  Events or circumstances that would result in an impairment review primarily include operations reporting losses or a significant change in the use of an asset.  Impairment charges are recognized pursuant to FASB ASC 350-20, “Goodwill.”

The Company performs the annual impairment test for goodwill utilizing a combination of discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit.  The Company compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired based on assumptions and estimates regarding projected economic and market conditions, growth rates, operating margins and cash expenditures and the weighting used for each respective valuation methodology, results of the valuations could be significantly changed.  The fair value of the reporting unit is based on a number of subjective factors including; the weighting used for each respective valuation methodology, consideration of the Company’s business outlook, and assumptions regarding the weighted average cost of capital (WACC) discount rate applied, growth rates in the discrete and terminal periods and market multiples for estimated cash flows.  The Company believes that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.

The Company performed its annual impairment test for goodwill as of October 1, 2019 and 2018 and determined that no adjustment to the carrying value was required for the years ended December 31, 2019 and 2018.

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

Research and Development

Research and development costs for new products are expensed as incurred and totaled $3.0 million in 2019, $2.4 million in 2018 and $2.1 million in 2017.

Income Taxes

Income taxes are computed in accordance with the provisions of FASB ASC 740, “Income taxes” and includes U.S. (federal and state) and foreign income taxes. In the Consolidated Financial Statements, the benefits of a consolidated return have been reflected where such returns have or could be filed based on the entities and jurisdictions included in the financial statements. Provisions of the U.S. Tax Cuts and Jobs Act ("U.S. Tax Act") became effective for the Company in 2018. The Foreign-Derived Intangible Income (“FDII”) provision generates a deduction against the Company’s U.S. taxable income for U.S. earnings derived offshore that utilize intangibles held by the Company in the U.S. Conversely, the Global Intangible Low-Taxed Income (“GILTI”) provision requires the Company to subject to U.S. taxation a portion of its foreign subsidiary earnings that exceed an allowable return. The Company elects to treat any Global Intangible Low-Taxed Income (“GILTI”) inclusion as a period expense in the year incurred.

Deferred Tax Assets

Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax basis of assets and liabilities and operating loss and tax credit carryforwards.  The Company establishes a valuation allowance to record deferred tax assets at an amount that is more-likely-than-not to be realized.  In the event the Company were to determine that it would be able to realize our deferred tax assets in the future in excess of the recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.  Likewise, should the Company determine that it would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to expense in the period such determination was made.

Uncertain Tax Positions

The Company identifies tax positions taken on the federal, state, local and foreign income tax returns filed or to be filed.  A tax position can include: a reduction in taxable income reported in a previously filed tax return or expected to be reported on a future tax return that impacts the measurement of current or deferred  income tax assets or liabilities in the period being reported; a decision not to file a tax return; an allocation or a shift of income between jurisdictions; the characterization of income or a decision to exclude reporting taxable income in a tax return; or a decision to classify a transaction, entity or other position in a tax return as tax exempt. The Company determines whether a tax position is an uncertain or a routine business transaction tax position that is more-likely-than-not to be sustained at the full amount upon examination.

Under FASB ASC 740, “Tax Benefits from Uncertain Tax Positions” that reduce our current or future income tax liability are reported in our financial statements only to the extent that each benefit is recognized and measured under a two-step approach.  The first step requires us to assess whether each tax position based on its technical merits and facts and circumstances as of the reporting date, is more-likely-than-not to be sustained upon examination.  The second step measures the amount of tax benefit that we would recognize in the financial statements based on a cumulative probability approach.  A tax position that meets the more-likely-than-not threshold that is not highly certain is measured based on the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming that the tax authority has examined the position and has full knowledge of all relevant information.

ASC 740 requires subjectivity to identify outcomes and to assign probability in order to estimate the settlement amount.  The Company provides estimates in order to determine settlement amounts.  During the year ended December 31, 2019, the Company recorded $.1 million of reserves for uncertain tax positions.  At December 31, 2019, there was no reserve requirement for uncertain tax positions.

Advertising

Advertising costs are expensed as incurred and totaled $1.9 million in both 2019 and 2018 and $1.7 million in 2017.

Foreign Currency Translation

Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the Consolidated Balance Sheet.  The translation adjustments are recorded in Accumulated other comprehensive income (loss).  Revenues and expenses are translated at weighted average exchange rates in effect during the period.  Transaction gains and losses arising from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income and expense as incurred.  Aggregate transaction gains and losses for the years ended December 31, 2019, 2018 and 2017 were a loss of $.2 million, a loss of $1.5 million and a gain of $.3 million, respectively.  Upon sale or substantially complete liquidation of an investment in a foreign entity, the cumulative translation adjustment for that entity is reclassified from Accumulated other comprehensive income (loss) to earnings.

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%.  As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar.  The impact to the Company’s Consolidated financial statements was not material and is included in the December 31, 2019 and 2018 results.  Revenue from operations in Argentina was less than 2% of total consolidated net sales for both years ended December 31, 2019 and 2018.

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

Business Combinations

Upon acquisition of a business, the Company uses the income, market or cost approach (or a combination thereof) for the valuation as appropriate. The valuation inputs in these models and analyses are based on market participant assumptions.  Market participants are considered to be buyers and sellers unrelated to the Company in the principal or most advantageous market for the asset or liability.

The Company used a valuation model to measure the contingent consideration. The significant assumptions used in the simulation included volatility, discount rate, and revenue projections. The Company used a discounted cash flow model to measure the useful lives of intangible assets. The significant assumptions used to estimate the value of the intangible assets (customer relationships and developed technology) included discount rates and certain assumptions that form the basis of future cash flows (such as revenue growth rates in the discrete and terminal periods, attrition rate, royalty rate). These assumptions relate to the future performance of the acquired businesses, are forward-looking and could be affected by future economic and market conditions.

Fair value estimates are based on a series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. Management values property, plant and equipment using the cost approach supported where available by observable market data, which includes consideration of obsolescence.  Acquired inventories are marked to fair value. For certain items, the carrying value is determined to be a reasonable approximation of fair value based on information available to the Company

Derivative Financial Instruments

The Company does not hold derivatives for trading purposes.

Recently Adopted Accounting Pronouncements

In August 2018, the SEC issued Final Rule Release No. 33-10532, “Disclosure Update and Simplification,” which makes a number of changes meant to simplify interim disclosures.  The new rule requires a presentation of the changes in shareholders’ equity and noncontrolling interest in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods.  The Company adopted the new disclosure requirements for the period ending December 31, 2019.  The additional components of this release did not have a material impact on the Company’s consolidated financial statements.

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

The Company has finalized its policy elections, the discount rate used and data to support recognition and disclosure under the new standard.  The adoption of this ASU resulted in an initial recognition of right-of-use assets and corresponding current and long-term lease obligations, on a discounted basis, of its lease obligations of $10.4 million on the Company’s balance sheet at January 1, 2019.  Refer to Note F “Leases” for additional details regarding the Company’s leases.

New Accounting Standards To Be Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes” (“ASU 2019-12”) which simplifies certain specific aspects of ASC 740.  ASU 2019-12 addresses the income tax accounting implications of hybrid tax regimes, which includes tax regimes that impose the greater of two taxes, one based on income or one based on items other than income, the treatment of tax basis step-up of goodwill in a transaction that does not qualify as a business combination, the application of the intra-period tax allocation rules in certain situations involving a valuation allowance, the income tax accounting impact on the change of the ownership of an investment from a subsidiary to an equity method investment and a change in an investment from an equity method investment to a subsidiary, income tax accounting related to interim reporting, including the treatment of enacted changes in tax law during interim periods and the treatment of year-to-date loss limitations.  ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods therein.  Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not been issued.  The Company has not yet adopted ASU 2019-12 and does not believe the adoption of this ASU will have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU 2018-13”) which will modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including the removal of certain disclosure requirements.  The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted.  An entity is permitted to early adopt any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until the effective date.  The Company is currently evaluating what impact its adoption, effective January 1, 2020, will have to the presentation of the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 changes how entities will measure credit losses for most financial assets and other instruments that are not measured at fair value through net income.  This update introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument.  ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company is nearing the end of its evaluation process and does not expect the adoption to have a material impact to the Company’s consolidated financial statements upon its adoption that is effective January 1, 2020.

Note B - Other Financial Statement Information

Inventories – net

	December 31
	2019	2018
Raw materials	$49,729	$43,041
Work-in-process	9,352	8,818
Finished products	45,760	42,163
	104,841	94,022
Excess of current cost over LIFO cost	(4,667)	(4,474)
Noncurrent portion of inventory	(4,456)	(4,289)
	$95,718	$85,259

Costs for inventories of certain material are determined using the LIFO method and totaled approximately $32.0 million and $29.5 million at December 31, 2019 and 2018, respectively.

Property and equipment – net

Major classes of property, plant and equipment are as follows:

	December 31
	2019	2018
Land and improvements	$22,218	$12,552
Buildings and improvements	82,811	74,743
Machinery, equipment and aircraft	180,221	171,015
Construction in progress	9,460	3,392
	294,710	261,702
Less accumulated depreciation	(170,692)	(158,747)
	$124,018	$102,955

Depreciation of property and equipment was $12.3 million in 2019, $12.1 million in 2018 and $11.8 million in 2017.  Machinery, equipment and aircraft includes $.2 million and $.1 million of financing leases at the years ended December 31, 2019 and 2018, respectively.

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

Net periodic pension cost for the Plan consists of the following components for the year ended December 31:

	2019	2018	2017
Service cost	$299	$250	$255
Interest cost	1,411	1,349	1,456
Expected return on plan assets	(1,946)	(1,985)	(1,903)
Recognized net actuarial loss	520	525	468
Net periodic pension cost	$284	$139	$276

The following tables set forth benefit obligations, plan assets and the accrued benefit cost of the Plan at December 31:

	2019	2018
Projected benefit obligation at beginning of the year	$33,931	$36,031
Service cost	299	250
Interest cost	1,411	1,349
Actuarial loss (gain)	3,528	(2,409)
Benefits paid	(1,233)	(1,290)
Projected benefit obligation at end of year	$37,936	$33,931

Fair value of plan assets at beginning of the year	$28,672	$25,367
Actual return on plan assets	5,219	(745)
Employer contributions	0	5,340
Benefits paid	(1,233)	(1,290)
Fair value of plan assets at end of the year	$32,658	$28,672

Unfunded pension obligation	$5,278	$5,259

In accordance with ASC 715-20, the Company recognizes the underfunded status of the Plan as a liability.  The amount recognized in Accumulated other comprehensive loss related to the Plan at December 31 is comprised of the following:

	2019	2018
Balance at January 1	$(5,873)	$(6,015)

Reclassification adjustments:
Pre-tax amortized net actuarial loss	520	525
Tax provision	(123)	(139)
	397	386

Adjustment to recognize gain (loss) on unfunded pension obligations:
Pre-tax loss	(255)	(321)
Tax provision	60	77
	(195)	(244)

Balance at December 31	$(5,671)	$(5,873)

The 2019 pre-tax unfunded pension obligation loss of 0.2 million included a loss of $4.0 million due to a .75% decrease in the discount rate to 3.50%, a gain of less than $.1 million associated with the industry updates to the mortality table used, a gain of $.2 million due to demographic changes combined with a gain of $3.3 million resulting from asset performance above the 7.00% rate of return assumption and a gain of $.3 million to account for the service cost expense load on the Company’s frozen plan.   The estimated net loss for the Plan that will be amortized from Accumulated other comprehensive income into periodic benefit cost for 2020 is $.5 million.  There is no prior service cost to be amortized in the future.

The Plan had accumulated benefit obligations in excess of Plan assets as follows:

	2019	2018
Accumulated benefit obligation	$37,936	$33,931
Fair market value of assets	32,658	28,672

	2019	2018
Discount rate	3.50%	4.25%
Rate of compensation increase	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	2019	2018	2017
Discount rate	3.50%	4.25%	4.25%
Rate of compensation increase	n/a	n/a	n/a
Expected long-term return on plan assets	7.00	8.00	8.00

The net periodic pension cost for 2019 was based on a long-term asset rate-of-return of 7.00%.  This rate is based upon management’s estimate of future long-term rates of return on similar assets and is consistent with historical returns on such assets.  Using the Plan’s mix of assets and based on the average historical returns and expected future returns for such mix, an expected long-term rate-of-return of 7.00% is justified.

During the year ended December 31, 2019, the Company changed its Plan asset base from a combined Level 1 and Level 2 allocation to utilize net asset value (“NAV”) as the practical expedient for its pooled investment funds and the assets are no longer   classified in the fair value hierarchy.  At December 31, 2019, the Plan’s pooled investment funds were measured at fair value using the net asset value.  The NAV is based on the value of the assets owned by the plan, less liabilities.  These pooled assets are not quoted on an active exchange.

At December 31, 2018, the fair value of the Plan assets included inputs in Level 1: Quoted market prices in active markets for identical assets or liabilities and Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data. The fair value of the Plan assets as of December 31, 2019 and 2018, by category, are as follows:

At December 31, 2019
Assets measured at net asset value
Pooled investment fund	$32,658
Total	32,658

	At December 31, 2018
	Total Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value
Cash	$462	$462	$0	$0
Equity Securities	10,470	10,470	0	0
U.S. Treasury Bonds	13,109	13,109	0	0
Corporate Bonds	4,631	0	4,631	0
Total	$28,672	$24,041	$4,631	$0

The Plan weighted-average asset allocations at December 31, 2019 and 2018, by asset category, are as follows:

	Plan assets
	at December 31
	2019	2018
Asset category
Equity securities	48%	37%
Debt securities	51	61
Cash and equivalents	1	2
	100%	100%

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

	Range	Target
Equities	40-60%	50%
Fixed Income	40-60%	50%
Cash Equivalents	0-10%	0.0%

Investment in these markets is projected to provide performance consistent with expected long-term returns with appropriate diversification.

The Company's policy is to fund amounts deductible for federal income tax purposes.  The Company does not expect to contribute to the Plan in 2020.

The benefits expected to be paid out of the Plan assets in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years are as follows:

Year	Pension Benefits
2020	$1,225
2021	1,292
2022	1,382
2023	1,469
2024	1,566
2025-2029	9,077

The Company also provides retirement benefits through various defined contribution plans including PLP-USA’s Profit Sharing Plan.  Expense for these defined contribution plans was $6.0 million in 2019, $5.6 million in 2018 and $5.1 million in 2017.

Further, the Company also provides retirement benefits through the Supplemental Profit Sharing Plan.  To the extent an employee’s award under PLP-USA’s Profit Sharing Plan exceeds the maximum allowable contribution permitted under existing tax laws, the excess is accrued for (but not funded) under a non-qualified Supplemental Profit Sharing Plan.  During January 2018, the Company amended the Supplemental Profit Sharing Plan to allow the participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds.   Expense for the Supplemental Profit Sharing Plan was $1.1 million for 2019, $.2 million for 2018 and $.5 million for 2017.  The Supplemental Profit Sharing Plan unfunded status for the years ended December 31, 2019 and 2018 was $6.1 million and $4.9 million, respectively, and is included in Other noncurrent liabilities.

Note D - Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Year Ended December 31, 2019			Year Ended December 31, 2018
		Cumulative			Cumulative
	Unrecognized	Translation		Unrecognized	Translation
	Benefit Cost	Adjustment	Total	Benefit Cost	Adjustment	Total
Balance at January 1	$(5,873)	$(53,710)	$(59,583)	$(6,015)	$(41,425)	$(47,440)
Other comprehensive income before reclassifications:
Gain (loss) on foreign currency translation adjustment	0	2,028	2,028	0	(12,285)	(12,285)
Loss on unfunded pension obligations	(195)	0	(195)	(244)	0	(244)

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	397	0	397	386	0	386

Net current period other comprehensive income (loss)	202	2,028	2,230	142	(12,285)	(12,143)
Balance at December 31	$(5,671)	$(51,682)	$(57,353)	$(5,873)	$(53,710)	$(59,583)

(a)	This AOCI component is included in the computation of net periodic pension costs as noted in Note C – Pension Plans.

Note E - Debt and Credit Arrangements

	December 31
	2019	2018
Short-term debt
Secured notes
Thailand Bhat denominated at 4.35%	3,670	1,797
Thailand Bhat denominated at 4.08%	1,882	683
Brazil Real denominated at 2.83%	1,152	802
Brazil Real denominated at 5.40%	752	842
Brazil Real denominated at 9.40%	1,240	4,918
Current portion of long-term debt
U.S. dollar denominated at 2.71%	1,448	1,448
Austria Euro denominated at 2.32%	30	0
Austria Euro denominated at 1.40%	560	0
Austria Euro denominated at 3.00%	22	0
Indonesia U.S. Dollar denominated at 3.50%	800	0
New Zealand U.S. Dollar denominated at 3.90%	494	0
Total short-term debt	12,050	10,490

Long-term debt
U.S. Dollar denominated at 2.89%, due 2021	21,552	12,189
U.S. Dollar denominated at 2.71%, due 2026	9,535	10,984
Brazilian Real denominated at 4.60% due 2022	147	214
Poland Zloty denominated at 2.76% due 2021	6,524	904
Australian Dollar denominated at 1.96%, due 2021	5,526	2,117
Austria Euro denominated at 2.32% due 2030	224	0
Austria Euro denominated at 1.40% due 2020	560	0
Austria Euro denominated at 3.00% due 2021	134	0
Indonesia U.S Dollar denominated at 3.50% due 2024	7,467	0
New Zealand Dollar denominated at 3.90% due 2021	5,407	0
Total long-term debt	57,076	26,408
Less current portion	(3,354)	(1,448)
Total long-term debt, less current portion	53,722	24,960
Total debt	$65,772	$35,450

On March 13, 2018, the Company extended the term on its $65.0 million credit facility from June 30, 2019 to June 30, 2021.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless its funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, then the LIBOR spread becomes 1.500%.  As of December 31, 2019, the Company’s Polish subsidiary had borrowed $6.5 million at a rate of 1.125% plus the Warsaw Interbank Offer Rate with a term expiring June 30, 2021.  At December 31, 2019, the Company’s Australian subsidiary had borrowed $5.5 million U.S. dollars, also with a term expiring June 30, 2021.  As of December 31, 2019, the interest rates on the U.S., Polish and Australian lines of credit agreement were 2.89% and 2.76% and 1.96%, respectively.  Under the credit facility, at December 31, 2019, the Company had utilized $33.6 million with $31.4 million available under the line of credit net of long-term outstanding letters of credit.  The PLP-USA line of credit provides for $20.0 million to be available to the Company’s subsidiaries, of which $8.0 million was available to the subsidiaries at December 31, 2019.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability.  At both December 31, 2019 and 2018, the Company was in compliance with all covenants.

On February 28, 2019, the Company acquired its Austrian subsidiary, SubCon, headquartered in Dornbirn, Austria.  SubCon has a 1.0 million euros, or $1.1 million U.S. dollars line of credit with a term expiration of May 31, 2020 with the option to renew for an additional twelve months indefinitely.  At December 31, 2019, SubCon had borrowed $.6 million on the line of credit at an interest rate of 1.400%.

On April 25, 2019, the Company borrowed $8.0 million U.S. dollars on behalf of its Indonesian subsidiary at a rate of 3.501% with a term expiring on April 30, 2024.  At December 31, 2019, $7.5 million was outstanding on this debt facility, of which $.8 million is classified as current.

On August 14, 2019, the Company’s New Zealand subsidiary borrowed the U.S equivalent dollar of $5.3 million at a rate of 3.900% with a term expiring on August 26, 2021.  At December 31, 2019, $5.4 million was outstanding on this facility, of which $.5 million is classified as current.  This loan is secured by the Company’s New Zealand subsidiary’s land and building.

The Company owns a corporate aircraft with a remaining balance due on the loan of $9.5 million, of which $1.4 million is classified as short-term, with a term expiring in 2026.  The loan is secured by the purchased aircraft.

The Company’s Asia Pacific segment had $.3 million in restricted cash at both periods ended December 31, 2019 and 2018.  The restricted cash is used to secure bank debt and is included in Other assets on the balance sheet.

Aggregate maturities of long-term debt during the next five years are as follows: $3.4 million for 2020, $36.4 million for 2021,  $2.8 million for 2022, $2.8 million for 2023 and $11.7 million thereafter.

Interest paid was $2.0 million in 2019, $1.8 million in 2018 and $1.0 million in 2017.

Guarantees and Letters of Credit

The Company has provided financial guarantees for uncompleted work and financial commitments.  The terms of these guarantees vary with end dates ranging from the current year through the completion of such transactions.  The guarantees would typically be triggered in the event of non-performance.  As of December 31, 2019, the Company had total outstanding guarantees of $11.5 million.  Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order.  As of December 31, 2019, the Company had total outstanding letters of credit of $7.6 million.

Note F - Leases

The Company adopted guidance effective in ASU 2016-02, “Leases (Topic 842)” on January 1, 2019.  Adoption of this guidance did not change the Company’s balance sheet or income statement recognition of finance leases.  As a result of adopting this guidance, the Company recorded short and long-term lease liabilities and corresponding right-of-use assets related to its operating leases.

The Company regularly enters into leases in the normal course of business.  As of December 31, 2019, the leases in effect were related to land, buildings, vehicles, office equipment and other production equipment under operating leases with lease terms of up to 99 years.  The Company often has the option to renew lease terms for buildings and other assets.  The exercise of lease renewal options is generally at the Company’s sole discretion.  In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion.

The Company evaluates renewal and termination options at the lease commencement date to determine if the Company is reasonably certain to exercise the option on the basis of economic factors.  The weighted average remaining lease term for the Company’s operating and financing leases as of December 31, 2019 was 18.2 and 2.5 years, respectively.

Lease expense is recognized for these leases on a straight-line basis over the lease term with variable lease payments recognized in the period those payments are incurred.  The components of operating and finance lease costs are recognized in Costs and expenses and Interest expense, respectively, on the Company’s Consolidated Statements of Income.  The Company’s operating and finance lease costs for the year ended December 31, 2019 were as follows:

Year Ended December 31, 2019
Components of lease expense
Operating lease cost	$3,138

Finance lease cost
Amortization of right-of-use assets	67
Interest on lease liabilities	11
Total lease cost	$3,216

The discount rate implicit within each lease is often not determinable and, therefore, the Company establishes the discount rate based on its incremental borrowing rate.  The incremental borrowing rate for the Company’s leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral.  The weighted average discount rate used to measure the Company’s operating and finance lease liabilities as of December 31, 2019 was 5.02% and 4.54%, respectively.

For both years ended December 31, 2018 and 2017, prior to the adoption of Topic 842, rental expense for leases was $2.6 million.

Future maturities of the Company’s lease liabilities as of December 31, 2019 are as follows:

	Year Ended December 31, 2019
	Operating Leases	Finance Leases
2020	$2,462	$109
2021	2,026	45
2022	1,607	26
2023	1,066	22
2024 and thereafter	9,113	0
Total lease payments	$16,274	$202
Less amount of lease payment representing interest	5,966	10
Total present value of lease payments	$10,308	$192

Amounts recognized as finance lease obligations are reported in Accrued expense and other liabilities and Other noncurrent liabilities in the Consolidated Balance sheets.

The total minimum sublease rentals under noncancelable subleases to be received through 2024 is $3.6 million.

As of December 31, 2018, prior to the adoption of Topic 842, future minimum lease payments under operating leases were $2.2 million in 2019, $1.8 million in 2020, $1.6 million in 2021, $.9 million in 2022, $.2 million in 2023 and $6.3 million thereafter.

Supplemental cash flow information related to leases for the year ended December 31, 2019 was as follows:

Year Ended December 31, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,321
Operating cash flows from finance leases	11
Financing cash flows from finance leases	100

Note G - Income Taxes

The Company recorded net tax provisions of $8.1 million, $6.0 million, and $13.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.  Cash taxes paid net of refunds were $7.8 million, $5.6 million, and $3.4 million for the years ending December 31, 2019, 2018, and 2017, respectively.

As described in Note A, effective January 1, 2019, the Company adopted ASU 2018-02 and has elected not to reclassify the income tax effects of the U.S. Tax Act from Accumulated other comprehensive income to retained earnings.

Income before income taxes was derived from the following sources:

	2019	2018	2017
United States	$11,353	$10,268	$4,774
Foreign	20,105	22,320	21,032
	$31,458	$32,588	$25,806

The components of income taxes for the years ended December 31 are as follows:

	2019	2018	2017
Current
Federal	$2,835	$(904)	$4,592
Foreign	6,170	6,247	5,998
State and local	391	350	126
	9,396	5,693	10,716
Deferred
Federal	(10)	801	2,316
Foreign	(1,347)	(608)	12
State and local	83	121	108
	(1,274)	314	2,436
Income taxes	$8,122	$6,007	$13,152

The differences between the provision for income taxes at the U.S. federal statutory rate and the tax shown in the Statements of Consolidated Income for the years ended December 31 are summarized as follows:

	2019	2018	2017
U. S. federal statutory tax rate	21%	21%	35%

Federal tax at statutory rate	$6,606	$6,843	$9,033
State and local taxes, net of federal benefit	308	273	82
U.S. federal permanent items	621	240	(60)
Global intangible low-taxed income	1,738	1,721	(116)
Foreign tax credits	(1,422)	(1,707)	0
Transition tax	0	(1,780)	2,592
Non-U.S. tax rate variances	929	1,011	(1,491)
Valuation allowance	(346)	(57)	88
Tax credits	(464)	(295)	(255)
Tax act impact, deferred rate	0	(680)	3,161
Other, net	152	438	118
	$8,122	$6,007	$13,152

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying value for financial statement purposes.  The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2019	2018
Deferred tax assets:
Accrued compensation and benefits	$1,180	$1,387
Inventory valuation reserves	2,384	2,256
Allowance for doubtful accounts	473	346
Benefit plan reserves	7,586	7,153
Net operating loss carryforwards	3,003	2,651
Other accrued expenses	3,012	2,830
Unrealized foreign exchange	718	1,217
Gross deferred tax assets	18,356	17,840
Valuation allowance	(3,137)	(3,495)
Net deferred tax assets	15,219	14,345

Deferred tax liabilities:
Depreciation and other basis differences	(6,867)	(6,855)
Intangibles	(3,742)	(2,057)
Undistributed foreign earnings	0	(172)
Other	(162)	(72)
Deferred tax liabilities	(10,771)	(9,156)
Net deferred tax assets	$4,448	$5,189

	2019	2018
Change in net deferred tax assets:
Deferred income tax expense
Ordinary movement	$1,275	$(993)
Deferred tax balances from business acquisition	(1,883)	0
Tax impact deferred rate	0	680
Items of other comprehensive income (loss)	(62)	(62)
Currency translation	(71)	(120)
Total change in net deferred tax assets	$(741)	$(495)

Deferred taxes are recorded at a rate at which such items are expected to reverse based on currently enacted tax rates for temporary differences between the financial reporting and income tax basis of assets and liabilities and operating loss and tax credit carryforwards.

At December 31, 2019, the Company had $10.6 million of foreign net operating loss carryforwards of which $8.7 million have an indefinite carryforward and $1.9 million will expire between the years 2024 and 2029.

The Company assesses the available positive and negative evidence to determine if it is more likely than not sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction.  Based on this evaluation, the Company has established a valuation allowance of $3.1 million at December 31, 2019 in order to measure only the portion of the deferred tax asset that is more likely than not to be realized.  The net decrease in the valuation allowance during the year was $.4 million, of which $.3 million impacts the income tax provision and the remainder relates to currency translation.

The Company considers the majority of the earnings in our non-U.S. subsidiaries to be permanently reinvested and accordingly did not record any associated deferred income taxes on such earnings.  Accordingly, the Company intends to continue to invest approximately $110.6 million of the approximate $112.2 million of such earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S.  The Company has recorded a tax liability of $.1 million related to the cost to remit such earnings not permanently reinvested, which is primarily related to local country withholding.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.  As of December 31, 2019, with few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2015 and state, local or foreign examinations by tax authorities for years before 2013.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits related to uncertain tax positions, excluding interest and penalties, for the year ended December 31:

	2019	2018	2017
Balance at January 1	$0	$0	$0
Additions for tax positions of current year	0	0	0
Additions for tax positions of prior years	118	0	0
Reductions for tax positions of prior years	0	0	0
Expiration of statutes of limitations	0	0	0
Balance at December 31	$118	$0	$0

The Company records accrued interest as well as penalties related to unrecognized tax benefits as part of the provision for income taxes.  During the years ended December 31, 2019, 2018 and 2017, the Company had no significant activity with regard to unrecognized tax benefits.  The Company had less than $.1 million of accrued interest and penalties as of December 31, 2019 and no accrued interest as of December 31, 2018 and 2017.  The Company does not anticipate a change in the unrecognized tax benefits within the next twelve months.

Note H - Share-Based Compensation

The 1999 Stock Option Plan

Activity in the Company’s 1999 Stock Option Plan for the year ended December 31, 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	750	$39.10
Exercised	(750)	$39.10
Forfeited	0	$0.00
Outstanding (exercisable and vested) at December 31, 2019	0	$0.00	0.0	$0

There were 750, 0 and 4,800 in stock options exercised during the years ended December 31, 2019, 2018 and 2017, respectively.  The total intrinsic value of stock options exercised during the year ended December 31, 2019 was approximately $.1 million.  Less than $.1 million in cash was received for the exercise of stock options during 2019.

The Company recorded no compensation expense related to these stock options for the years ended December 31, 2019, 2018 and 2017, as all options were fully vested as of December 31, 2012.

Long Term Incentive Plan of 2008 and 2016 Incentive Plan

The Company maintains an equity award program to give the Company a competitive advantage in attracting, retaining, and motivating officers, employees and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance.  Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers, and directors were eligible to receive awards of options, restricted shares and restricted share units (RSUs).  The total number of Company common shares reserved for awards under the LTIP was 900,000, of which 800,000 common shares were reserved for RSUs and 100,000 common shares were reserved for share options.  The Preformed Line Products Company 2016 Incentive Plan (the “Incentive Plan”) was put in place upon approval by the Company’s Shareholders at the 2016 Annual Meeting of Shareholders on May 10, 2016.  No further awards will be made under the LTIP and previously granted awards remain outstanding in accordance with their terms.  Under the Incentive Plan, certain employees, officers, and directors will be eligible to receive awards of options, restricted shares and RSUs.  The total number of Company common shares reserved for awards under the Incentive Plan is 1,000,000 of which 900,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options.  As of December 31, 2019, 15,000 options and 235,599 restricted shares have been granted under the Incentive Plan.  The Incentive Plan expires on May 10, 2026.

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

A summary of the RSUs for the year ended December 31, 2019 is as follows:

	Restricted Share Awards
	Performance		Total	Weighted-Average
	and Service	Service	Restricted	Grant-Date
	Required	Required	Awards	Fair Value
Nonvested as of January 1, 2019	213,624	17,298	230,922	$53.68
Granted	65,392	8,123	73,515	56.22
Vested	(75,921)	(9,061)	(84,982)	36.03
Forfeited	(6,753)	(1,068)	(7,821)	68.95
Nonvested as of December 31, 2019	196,342	15,292	211,634	$53.68

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income.  Annual compensation expense related to the time-based RSUs for the years ended December 31, 2019, 2018 and 2017 was $.5 million, $.5 million and $.4 million, respectively.  During the year ended December 31, 2019, retired Officers of the Company forfeited 1,068 RSUs granted during 2018 and 2017.  As of December 31, 2019, there was $.5 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 1.6 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in pre-tax income and sales growth over a requisite performance period.  Depending on the extent to which the performance criteria are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period.  Performance-based compensation expense for the years ended December 31, 2019, 2018 and 2017 was $3.9 million, $3.7 million and $2.7 million, respectively.  During the year ended December 31, 2019, Company participants and retired Officers of the Company forfeited 6,753 RSUs granted during 2018 and 2017.  As of December 31, 2019, the remaining performance-based RSUs compensation expense of $3.9 million is expected to be recognized over a period of approximately 1.6 years.

The excess tax benefits from service and performance-based RSUs was $.5 million, $.2 million and $.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.  This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for restricted shares vested in the current period.

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

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan.  This plan allows for two deferrals.  First, Directors make elective deferrals of Director fees payable and held in the rabbi trust.  The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash.  Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares.  Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock.  The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust.  Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares.  As of December 31, 2019, 267,641 LTIP shares have been deferred and are being held by the rabbi trust.

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

There were 5,000 options granted during each of the years ended December 31, 2019, 2018 and 2017.  The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2019	2018	2017
Risk-free interest rate	1.8%	2.8%	2.0%
Dividend yield	1.6%	1.6%	1.7%
Expected life (years)	5	5	5
Expected volatility	42.0%	40.0%	36.8%

Activity in the Company’s LTIP and Incentive Plan for the year ended December 31, 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	30,750	$56.81
Granted	5,000	$60.60
Exercised	(4,000)	$45.96
Forfeited	0	$0.00
Outstanding (vested and expected to vest) at December 31, 2019	31,750	$58.77	6.6	$169
Exercisable at December 31, 2019	23,000	$58.68	5.6	$154

The weighted-average grant-date fair value of options granted during 2019 was $60.60. There were 4,000, 3,500, and 28,500 stock options exercised during the years ended December 31, 2019, 2018 and 2017, respectively.  The total intrinsic value of stock options exercised was $.1 million, $.1 million and $.7 for the years ended December 31, 2019, 2018 and 2017, respectively.  Cash received for the exercise of stock options during 2019 was $.2 million, $.2 million in 2018 and $1.5 million in 2017.

For each of the three years ended December 31, 2019, 2018 and 2017, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million.  The total compensation cost related to nonvested awards not yet recognized at December 31, 2019 is expected to be $.2 million over a weighted-average period of approximately 2.5 years.

The excess tax benefits from share-based awards for each of the years ended December 31, 2019, 2018 and 2017 was less than $.1 million.  This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.

Note I - Computation of Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding for each respective period.  Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the years presented.

The calculation of basic and diluted earnings per share for the year ended December 31 was as follows:

	2019	2018	2017
Numerator
Net income	$23,303	$26,581	$12,654

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	5,031	5,032	5,102
Dilutive effect - share-based awards	56	75	31
Diluted weighted-average common shares outstanding	5,087	5,107	5,133

Earnings per common share
Basic	$4.63	$5.28	$2.48

Diluted	$4.58	$5.21	$2.47

For the year ended December 31, 2019, 2018 and 2017, 15,041, 260 and 13,000 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

Note J - Goodwill and Other Intangibles

The Company’s finite and indefinite-lived intangible assets consist of the following:

	December 31, 2019		December 31, 2018
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,788)
Land use rights	1,128	(331)	1,134	(203)
Trademark	1,718	(1,358)	1,707	(1,247)
Technology	7,185	(1,708)	2,994	(1,334)
Customer relationships	15,811	(7,329)	11,804	(6,415)
	$30,648	$(15,532)	$22,445	$(13,987)
Indefinite-lived intangible assets
Goodwill	$27,840		$15,621

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

The Company performed its annual impairment test for goodwill as of October 1, 2019 and October 1, 2018 and determined that no adjustment to the carrying value was required.

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2018	$3,078	$4,292	$1,495	$7,679	$16,544
Currency translation and other	0	(295)	(140)	(488)	(923)
Balance at December 31, 2018	3,078	3,997	1,355	7,191	15,621

Currency translation	0	161	(45)	(29)	87
Goodwill acquired during the year	0	0	18,619	0	18,619
Purchase price allocation adjustments	0	0	(6,487)	0	(6,487)
Balance at December 31, 2019	$3,078	$4,158	$13,442	$7,162	$27,840

The Company’s only intangible asset with an indefinite life is goodwill.  The Company’s goodwill is not deductible for tax purposes.   Of the $6.5 million in purchase price allocation adjustments, $6.3 million represents an allocation to definite lived intangible assets and $.2 million represents an inventory step-up allocation.   Refer to Note O “Business Combinations” for additional details regarding the Company’s purchase price allocations.

The aggregate amortization expense for other intangibles with finite lives, ranging from 4 to 82 years, for the year ended December 31, 2019 was $1.5 million and was $1.0 million for both years ended December 31, 2018 and 2017.  Amortization expense is estimated to be $1.6 million for 2020, and $1.5 million for 2021, 2022, 2023 and 2024. The weighted-average remaining amortization period is approximately 12.9 years.  The weighted-average remaining amortization period by intangible asset class; patents, 6.0 years; land use rights, 56.0 years; trademark, 8.6 years; technology, 11.1 years and customer relationships, 10.3 years.

Note K - Fair Value of Financial Assets and Liabilities

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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the consolidated balance sheets as of December 31, 2019 and 2018:

Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Supplemental profit sharing plan	$6,059	$0	$6,059	$0
Earn-out	581	0	0	581
Total Liabilities	$6,640	$0	$6,059	$581

Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$1,648	$1,648	$0	$0
Total Assets	$1,648	$1,648	$0	$0

Liabilities:
Supplemental profit sharing plan	4,946	0	4,946	0
Total Liabilities	$4,946	$0	$4,946	$0

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives. The liability for this unfunded Supplemental Profit Sharing Plan was $6.1 million at December 31, 2019 and $4.9 million at December 31, 2018.  These amounts are recorded within Other noncurrent liabilities on the Company’s consolidated balance sheets. During January 2018, the Company amended the Supplemental Profit Sharing Plan to allow the participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

In order to mitigate the risk associated with the Supplemental Profit Sharing Plan, the Company had invested in marketable securities, principally equity-based mutual funds, which were all transferred to the Company’s Corporate Owned Life Insurance Policy (“COLI”) in April 2019.  The balance in the marketable securities of $0 million and $1.6 million were reported at fair value within Other current assets on the Company’s consolidated balance sheets as of December 31, 2019 and 2018, respectively.  At December 31, 2019 and 2018, the cash surrender value of the COLI was $5.5 million and $2.8 million, respectively, and is recorded in Other assets on the Company’s consolidated balance sheets.  Changes in the fair value of the marketable securities of $.2 million and $.1 million were recognized within Other income, net within the consolidated statements of income for the twelve-month periods ended December 30, 2019 and 2018, respectively.

The earn-out represents the estimated fair value of additional cash consideration payable in connection with a recent acquisition that is contingent upon the achievement of certain performance milestones using expected future cash flows over the earn-out period and applied a discount rate that appropriately captures the risk associated with the obligation.  These are considered to be Level 3 inputs.  The contingent liabilities of $.6 million are recorded in Other noncurrent liabilities on the Company’s consolidated balance sheet.

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments.

At December 31, 2019, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. There have been no transfers in or out of Level 2 for the year ended December 31, 2019.  Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	December 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$56,539	$57,076	$27,017	$26,408

Note L - Revenue

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

Disaggregated revenue

The Company’s revenues by segment and product type are as follows:

	Year Ended December 31, 2019
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	62%	67%	68%	72%	67%
Communications	30%	27%	24%	6%	22%
Special Industries	8%	6%	8%	22%	11%
Total	100%	100%	100%	100%	100%

	Year Ended December 31, 2018
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	60%	67%	73%	68%	66%
Communications	34%	29%	12%	4%	21%
Special Industries	6%	4%	15%	28%	13%
Total	100%	100%	100%	100%	100%

Note M - Segment Information

The Company designs, manufactures and sells hardware employed in the construction and maintenance of telecommunication, energy and other utility networks, data communication products and mounting hardware for solar power applications. Principal products include cable anchoring, control hardware and splice enclosures, which are sold primarily to customers in North and South America, Europe, South Africa and Asia-Pacific.

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

The accounting policies of the operating segments are the same as those described in Note A in the Notes to Consolidated Financial Statements. No single customer accounts for more than ten percent of the Company’s consolidated revenue.  U.S. net sales for the year ended December 31, 2019, 2018, and 2017 were $178.3 million, $169.0 million and $147.6 million, respectively.  U.S. long-lived assets as of December 31, 2019 and 2018 were $51.1 million and $51.5 million, respectively.

The following table presents a summary of the Company’s reportable segments for the year ended December 31, 2019, 2018 and 2017. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profits in inventory.

	Year Ended December 31
	2019	2018	2017
Net sales
PLP-USA	$178,301	$169,040	$147,646
The Americas	68,293	66,868	69,764
EMEA	79,158	69,773	63,916
Asia-Pacific	119,109	115,197	96,886
Total net sales	$444,861	$420,878	$378,212

Intersegment sales
PLP-USA	$10,757	$11,648	$12,234
The Americas	7,774	9,480	5,570
EMEA	1,375	1,664	1,120
Asia-Pacific	12,720	11,907	8,596
Total intersegment sales	$32,626	$34,699	$27,520

Interest income
PLP-USA	$0	$0	$0
The Americas	412	273	283
EMEA	192	102	47
Asia-Pacific	179	111	100
Total interest income	$783	$486	$430

Interest expense
PLP-USA	$(972)	$(1,023)	$(941)
The Americas	(466)	(111)	(10)
EMEA	(149)	(58)	(31)
Asia-Pacific	(630)	(98)	(79)
Total interest expense	$(2,217)	$(1,290)	$(1,061)

Income taxes
PLP-USA	$3,299	$367	$7,142
The Americas	2,551	3,349	3,593
EMEA	616	1,204	1,583
Asia-Pacific	1,656	1,087	834
Total income taxes	$8,122	$6,007	$13,152

Net income (loss) attributable to Preformed Line Products Company shareholders
PLP-USA	$8,054	$9,900	$(2,367)
The Americas	6,657	8,479	8,169
EMEA	2,935	3,527	4,088
Asia-Pacific	5,657	4,675	2,764
Total net income	$23,303	$26,581	$12,654

	Year Ended December 31
	2019	2018	2017
Expenditure for long-lived assets
PLP-USA	$4,928	$3,672	$4,474
The Americas	2,864	1,746	1,272
EMEA	5,304	1,591	2,329
Asia-Pacific	16,371	2,519	3,158
Total expenditures for long-lived assets	$29,467	$9,528	$11,233

Depreciation and amortization
PLP-USA	$5,393	$5,452	$5,389
The Americas	1,862	1,488	1,985
EMEA	2,528	1,808	1,678
Asia-Pacific	3,965	3,696	3,738
Total depreciation and amortization	$13,748	$12,444	$12,790

	As of December 31
	2019	2018
Identifiable assets
PLP-USA	$127,428	$118,171
The Americas	71,908	69,764
EMEA	97,126	57,263
Asia-Pacific	137,109	113,599
Total identifiable assets	$433,571	$358,797

Long-lived assets
PLP-USA	$51,097	$51,506
The Americas	15,874	14,847
EMEA	16,419	11,768
Asia-Pacific	40,628	24,834
Total long-lived assets	$124,018	$102,955

Note N - Related Party Transactions

On February 6, 2019, the Company purchased 36,413 shares of the Company from current and retired Officers at a price per share of $56.44, which was calculated from a 30-day average market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

On July 2, 2019, the Company purchased 952 shares of the Company from a retired Officer at a price per share of $51.20, which was calculated from a 30-day average market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

On December 12, 2019, the Company purchased 20,862 shares of the Company from current Officers at a price per share of $70.39, which was calculated from a 30-day average market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

On December 19, 2019, the Company purchased 6,326 shares of the Company from a retired Officer at a price per share of $71.75, which was calculated from a 30-day average market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

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

The Company’s Australian subsidiary utilizes copper extrusion services from Cast Alloy.  During the years ended December 31, 2019, 2018 and 2017, PLP-Australia incurred a total of $.1 million, $.2 million and $.2 million for these expenses.  Cast Alloy is owned by Simi Almasan, Continuous Improvement Engineer, a current PLP employee.  The Audit Committee of the Board of Directors approved these transactions.

The Company’s New Zealand subsidiary, Electropar previously leased one parcel of property, on which it had its corporate office, manufacturing and warehouse space.  The entities that leased the property to Electropar were owned, in part, by Grant Wallace, a former Director who is no longer with the Company as of March 2017, therefore, no related party expense was incurred in 2019 or 2018.  For the year ended December 31, 2017, Electropar incurred less than $.1 million for such lease expense.

The Company’s Austrian subsidiary currently has a loan due, carrying an interest rate of 3.0%, to one if its current employees which is reflected on the Company’s balance sheet in the amount of $.1 million.  Interest incurred on this loan during the year ended December 31, 2019 was negligible.  This loan is due in December of 2025.

The Company’s Austrian subsidiary leases a portion of its Dornbirn, Austria location from a holding company owned by a current employee.  During the year ended December 31, 2019, the Company paid $.1 million in lease expenses.  The lease is valid for an indefinite period of time and can be terminated if the lessee and lessor provide a six-month notice at the end of any chosen calendar year.

The Company’s Czech Republic subsidiary leases a factory at its Prostějov, Czech Republic location from a company currently owned by two current employees.  During the year ended December 31, 2019, the Company paid $.2 million in lease expenses.  The lease term is for 5 years from its original effective date of April 1, 2019.

During each year ended December 31, 2019, 2018 and 2017, the Company paid approximately $.1 million in legal fees to Baker & Hostetler LLP, of which R. Steven Kestner was the Chairman and the chair of its policy committee.  Mr. Kestner is a Director of the Company.

Note O - Business Combinations

The Company accounts for business combinations using the acquisition method of accounting and, accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the date of acquisition.

On February 28, 2019, the Company acquired 100% of SubCon.  Subcon is headquartered in Dornbirn, Austria with manufacturing operations in Brno, Czech Republic.  The acquisition of SubCon will strengthen the Company’s position in the global substation market and will expand its operational presence in Europe.  The total purchase price was $10.1 million in cash, net of $1.9 million in cash acquired.  The purchase price was predominantly allocated to Goodwill of $6.6 million and Intangible assets of $4.7 million with useful lives ranging from 10 to 11 years.  SubCon’s overall purchase price includes an estimated contingent liability of $.6 million for an earn-out consideration with a potential maximum payment of 4.0 million Euros that will be considered for remeasurement during each reporting period as the operating results of SubCon are evaluated during each reporting period based upon operating results over a four year period.  The earn-out of $.6 million is recorded in Other noncurrent liabilities on the Company’s consolidated balance sheet.

On April 1, 2019, the Company acquired 90% of MICOS Telcom s.r.o. (“MICOS Telcom”) headquartered in Prostějov, Czech Republic with the remaining 10% to be acquired over the next three years.  The acquisition of MICOS Telcom will strengthen the Company’s position in the global telecom market and will also expand its operational presence in Europe.  The total purchase price was $8.8 million in cash, net of $.5 million in cash acquired and a hold-back liability of $1.5 million U.S. dollars payable in two years from the date of purchase and $.9 million of deferred consideration for the remaining 10%.  The hold-back liability and deferred consideration are recorded in Other noncurrent liabilities on the Company’s consolidated balance sheet.  The purchase price was predominantly allocated to Goodwill of $5.6 million and Intangible assets of $3.4 million.  The Intangible assets included in the acquisition of MICOS have useful lives of 12 years.

The operating results and financial position of both SubCon and MICOS Telcom are included in the Company’s EMEA reportable segment as of their respective dates of acquisition.  Pro-forma results of the Company’s consolidated operations for the years ended December 31, 2019 and 2018 would not have been materially different from reported results and are therefore not presented.

There was no material impact on the Company’s Consolidated Statements of Income as a result of the finalization of purchase price accounting.  The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition dates:

Assets acquired
Current assets, net of cash	$5,976
Property, plant and equipment	1,189
Goodwill	12,132
Finite-lived intangible assets	8,092
Other long-term assets	1,883
Total assets acquired	$29,272
Liabilities assumed	(10,378)
Net assets acquired	$18,894

Note P - Product Warranty Reserve

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

The following is a rollforward of the product warranty reserve:

	2019	2018	2017
Balance at January 1	$928	$1,076	$1,058
Additions charged to costs and expenses	481	97	347
Warranty usage	(317)	(133)	(399)
Currency translation	217	(112)	70
Balance at December 31	$1,309	$928	$1,076

Note Q - Quarterly Financial Information (unaudited)

The following table summarizes the Company’s results of operations for each of the quarters in 2019 and 2018:

	Quarter ended
	March 31	June 30	September 30	December 31
2019
Net sales	$97,153	$114,842	$119,217	$113,649
Gross profit	27,265	37,807	39,343	36,180
Income before income taxes	1,928	10,850	11,257	7,423
Net income	1,824	7,866	8,044	5,602
Net income attributable to Preformed Line Products Company Shareholders	1,824	7,904	7,951	5,624
Net income, basic	$0.36	$1.57	$1.58	$1.12
Net income, diluted	$0.36	$1.56	$1.55	$1.09

2018
Net sales	$98,139	$108,915	$108,413	$105,411
Gross profit	31,518	35,203	33,491	32,019
Income before income taxes	7,629	9,224	7,856	7,879
Net income	5,528	6,735	9,054	5,264
Net income, basic	$1.10	$1.34	$1.80	$1.05
Net income, diluted	$1.09	$1.33	$1.76	$1.02

Note R - Subsequent Events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded based on their review thereof that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2019.

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

The Company completed the acquisitions of SubCon Electrical Fittings GmbH (“SubCon”) and 90% of MICOS Telcom s.r.o. (“MICOS Telcom”).  As permitted by SEC guidance, the scope of our evaluation of internal control over financial reporting as of December 31, 2019 did not include the internal control over SubCon and MICOS.  The results of SubCon and MICOS are included in the Company’s consolidated financial statements from the date at which the businesses were acquired.  The combined total assets of SubCon and MICOS represented approximately 7% of the Company’s total assets at December 31, 2019.  The combined Net sales and Net income of SubCon and MICOS represented approximately 3% of the Company’s consolidated Net sales and less than 1% of the Company’s Net income for the year ended December 31, 2019.

Management, with the participation of the Company's Chief Executive Officer and Vice President of Finance and Treasurer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based upon its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report, a copy of which is included below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2019 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Preformed Line Products Company

Opinion on Internal Control over Financial Reporting

We have audited Preformed Line Products Company and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Preformed Line Products and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Subcon Electrical Fittings GmbH (SubCon) and MICOS Telecom s.r.o. (MICOS Telcom), which are included in the 2019 consolidated financial statements of the Company and on a combined basis constituted 7% of total assets as of December 31, 2019 and 3% of consolidated net sales and less than 1% of consolidated net income for the year then ended.  Our audit of internal control over financial reporting of Preformed Line Products and subsidiaries also did not include an evaluation of the internal control over financial reporting of SubCon and MICOS Telecom.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of Preformed Line Products and subsidiaries as of December 31, 2019 and 2018, and the related Statements of Consolidated Income, Comprehensive Income, Cash Flows, and Shareholders’ Equity for each of the three years in the period ended December 31, 2019 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) of the Company and our report dated March 6, 2020 expressed an unqualified opinion thereon.

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

March 6, 2020

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the information under the captions “Corporate Governance – Board Composition”, “Corporate Governance - Election of Directors”, “Section 16(a) Beneficial Ownership Compliance”, “Corporate Governance – Code of Conduct” and “Corporate Governance – Board Committees and Meetings – Audit Committee” in the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 5, 2020 (the “Proxy Statement”).  Information relative to executive officers of the Company is contained in Part I of this Annual Report on Form 10-K.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedule

Page	Financial Statements

31	Consolidated Balance Sheets
32	Statements of Consolidated Income
33	Statements of Consolidated Comprehensive Income
34	Statements of Consolidated Cash Flows
35	Statements of Consolidated Shareholders’ Equity
36	Notes to Consolidated Financial Statements

Page	Schedule

73	II - Valuation and Qualifying Accounts

(b)	Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

3.3	Amendment to the Amended and Restated Code of Regulations of Preformed Line Products Company, effective May 10, 2016, filed herewith

4	Description of Specimen Share Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

4.2	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934, filed herewith.

10.1	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.2	Preformed Line Products Company Officers Bonus Plan (incorporated by reference to the Company’s 10-K filed for the year ended December 31, 2007).*

10.3	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.4	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

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

10.29	Term Note April 25, 2019 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-Q filing for the quarter ended March 31, 2019).

10.30

Joinder and Amendment No. 5 to Amended and Restated Line of Credit Note dated April 25, 2019 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-Q filing for the quarter ended March 31, 2019).

14.1	Preformed Line Products Company Code of Conduct (incorporated by reference to the Company’s 8-K current report filing dated August 6, 2007).

14.2	Preformed Line Products Amended Company Code of Conduct, filed herewith.

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Accounting Officer, Michael A. Weisbarth, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Michael A. Weisbarth, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contracts or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company

March 6, 2020	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(principal executive officer)

March 6, 2020	/s/ Michael A. Weisbarth
Michael A. Weisbarth
Vice President – Finance and Treasurer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 6, 2020	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer

March 6, 2020	/s/ Glenn E. Corlett
Glenn E. Corlett
Director

March 6, 2020	/s/ Matthew E. Frymier
Matthew E. Frymier
Director

March 6, 2020	/s/ Michael E. Gibbons
Michael E. Gibbons
Director

March 6, 2020	/s/ R. Steven Kestner
R. Steven Kestner
Director

March 6, 2020	/s/ Richard R. Gascoigne
Richard R. Gascoigne
Director

March 6, 2020	/s/ J. Ryan Ruhlman
J. Ryan Ruhlman
Director
March 6, 2020	/s/ Maegan A. R. Cross
Maegan A. R. Cross
Director

PREFORMED LINE PRODUCTS COMPANY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2019, 2018 and 2017

(Thousands of dollars)

For the year ended December 31, 2019:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions	Balance at end of period
Allowance for doubtful accounts	$2,652	$1,294	$(697)	$(25)	$3,224
Reserve for credit memos	526	817	(739)	21	625
Slow-moving and obsolete inventory reserves	8,462	1,283	(1,104)	236	8,877
Accrued product warranty	928	481	(317)	217	1,309
Foreign net operating loss tax carryforwards	3,495	153	(499)	(12)	3,137

For the year ended December 31, 2018:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions	Balance at end of period
Allowance for doubtful accounts	$2,910	$449	$(529)	$(178)	$2,652
Reserve for credit memos	415	802	(688)	(3)	526
Slow-moving and obsolete inventory reserves	9,066	1,341	(1,658)	(287)	8,462
Accrued product warranty	1,076	97	(133)	(112)	928
Foreign net operating loss tax carryforwards	3,965	568	(761)	(277)	3,495

For the year ended December 31, 2017:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions	Balance at end of period
Allowance for doubtful accounts	$2,815	$472	$(432)	$55	$2,910
Reserve for credit memos	395	693	(675)	2	415
Slow-moving and obsolete inventory reserves	11,560	998	(3,855)	363	9,066
Accrued product warranty	1,058	347	(399)	70	1,076
Foreign net operating loss tax carryforwards	3,805	490	(312)	(18)	3,965