Form 10-Q
period 2020-03-31
PREFORMED LINE PRODUCTS CO
filed 2020-05-01
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of common shares outstanding as of April 27, 2020: 4,979,833.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $2.00 per share	PLPC	NASDAQ

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$34,117	$38,929
Accounts receivable, less allowances of $3,326 ($3,849 in 2019)	83,441	83,517
Inventories - net	92,513	95,718
Prepaids	6,255	6,921
Prepaid taxes	3,498	2,601
Other current assets	2,659	4,289
TOTAL CURRENT ASSETS	222,483	231,975
Property, plant and equipment - net	119,356	124,018
Operating lease, right-of-use assets	13,062	12,453
Intangibles - net	13,480	15,116
Goodwill	25,814	27,840
Deferred income taxes	6,094	7,564
Other assets	12,968	14,605
TOTAL ASSETS	$413,257	$433,571
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$28,534	$28,282
Notes payable to banks	10,512	8,696
Operating lease liabilities, current	1,991	2,062
Current portion of long-term debt	3,309	3,354
Accrued compensation and amounts withheld from employees	11,220	11,817
Accrued expenses and other liabilities	13,993	16,718
Accrued profit-sharing and other benefits	2,447	7,213
Dividends payable	1,205	1,173
Income taxes payable	1,240	1,758
TOTAL CURRENT LIABILITIES	74,451	81,073
Long-term debt, less current portion	58,724	53,722
Unfunded pension obligation	5,279	5,278
Operating lease liabilities, non-current	8,675	8,246
Deferred income taxes	2,829	3,116
Other noncurrent liabilities	11,799	13,568
SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 4,995,114 and 4,992,979 issued and outstanding, at March 31, 2020 and December 31, 2019, respectively	13,003	12,848
Common shares issued to rabbi trust, 264,283 and 267,641 shares at March 31, 2020 and December 31, 2019, respectively	(10,880)	(10,981)
Deferred compensation liability	10,880	10,981
Paid-in capital	39,747	38,854
Retained earnings	355,984	353,292
Treasury shares, at cost, 1,506,481 and 1,431,235 shares at March 31, 2020 and December 31, 2019, respectively	(83,086)	(79,106)
Accumulated other comprehensive loss	(74,136)	(57,353)
TOTAL PREFORMED LINE PRODUCTS, COMPANY SHAREHOLDERS’ EQUITY	251,512	268,535
Noncontrolling interest	(12)	33
TOTAL SHAREHOLDERS’ EQUITY	251,500	268,568
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$413,257	$433,571

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended March 31
	2020	2019
(Thousands of dollars, except per share data)
Net sales	$102,852	$97,153
Cost of products sold	69,942	69,888
GROSS PROFIT	32,910	27,265
Costs and expenses
Selling	8,905	8,413
General and administrative	13,434	12,318
Research and engineering	4,296	4,140
Other operating expense - net	1,122	348
	27,757	25,219
OPERATING INCOME	5,153	2,046
Other income (expense)
Interest income	111	179
Interest expense	(709)	(368)
Other income - net	549	71
	(49)	(118)
INCOME BEFORE INCOME TAXES	5,104	1,928
Income tax expense	1,451	104
NET INCOME	$3,653	$1,824
Add: Net adjustment attributable to noncontrolling interests	45	0
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$3,698	$1,824
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	5,008	5,045
Diluted	5,017	5,054
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$0.74	$0.36
Diluted	$0.74	$0.36

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31
	2020	2019
(Thousands of dollars)
Net income	$3,653	$1,824
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(16,881)	1,353
Recognized net actuarial gain (net of tax provision of $31 and $32 for the three months ended March 31, 2020 and 2019, respectively).	98	93
Other comprehensive (loss) income, net of tax	(16,783)	1,446
Add: Comprehensive adjustment attributable to noncontrolling interests	45	0
Comprehensive (loss) income attributable to Preformed Line Products Company shareholders	$(13,085)	$3,270

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
	2020	2019
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$3,653	$1,824
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	3,357	3,140
Provision for accounts receivable allowances	424	440
Provision for inventory reserves	365	87
Deferred income taxes	1,163	96
Share-based compensation expense	976	928
Gain on sale of property and equipment	0	(33)
Other - net	(364)	(137)
Changes in operating assets and liabilities
Accounts receivable	(5,192)	391
Inventories	(3,481)	(2,376)
Trade accounts payable and accrued liabilities	(2,112)	1,481
Income taxes - net	(328)	(775)
Other - net	(1,516)	(4,565)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,055)	501
INVESTING ACTIVITIES
Capital expenditures	(5,997)	(2,396)
Purchase of marketable securities	0	(496)
Acquisition, net of cash acquired	0	(10,173)
NET CASH USED IN INVESTING ACTIVITIES	(5,997)	(13,065)
FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	3,337	(1,307)
Proceeds from long-term debt	24,945	33,132
Payments of long-term debt	(17,652)	(17,354)
Dividends paid	(1,175)	(1,043)
Proceeds from issuance of common shares	236	0
Purchase of common shares for treasury	(1,602)	(239)
Purchase of common shares for treasury from related parties	(2,378)	(2,055)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,711	11,134
Effects of exchange rate changes on cash and cash equivalents	(1,805)	1,292
Net decrease in cash, cash equivalents and restricted cash	(5,146)	(138)
Cash, cash equivalents and restricted cash at beginning of year	39,263	43,910
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD(1)	$34,117	$43,772

(1)	Includes no restricted cash at March 31, 2020 and $.3 million at December 31, 2019. For further information regarding restricted cash, refer to Note P, “Debt Arrangements.”

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2020.

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

The Consolidated Balance Sheet at December 31, 2019 has been derived from the audited consolidated financial statements but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s 2019 Annual Report on Form 10-K filed on March 6, 2020 with the Securities and Exchange Commission.

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

Disaggregated revenue

The Company’s revenues by segment and product type are as follows:

	Three Months Ended March 31, 2020
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	64%	71%	62%	74%	66%
Communications	30	22	30	4	24
Special Industries	6	7	8	22	10
Total	100%	100%	100%	100%	100%

	Three Months Ended March 31, 2019
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	64%	59%	77%	63%	65%
Communications	30	34	14	6	22
Special Industries	6	7	9	31	13
Total	100%	100%	100%	100%	100%

NOTE C – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	March 31, 2020	December 31, 2019
Raw materials	$46,620	$49,729
Work-in-process	9,270	9,352
Finished Goods	44,690	45,760
	100,580	104,841
Excess of current cost over LIFO cost	(4,849)	(4,667)
Noncurrent portion of inventory	(3,218)	(4,456)
	$92,513	$95,718

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $30.8 million at March 31, 2020 and $32.0 million at December 31, 2019.  An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.  During the three-month periods ended March 31, 2020 and 2019, the net change in LIFO inventories resulted in $.2 million and $.3 million, respectively, of expense to Income before income taxes.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment—net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	March 31, 2020	December 31, 2019
Land and improvements	$20,519	$22,218
Buildings and improvements	80,885	82,811
Machinery, equipment and aircraft	172,777	180,221
Construction in progress	10,947	9,460
	285,128	294,710
Less accumulated depreciation	(165,772)	(170,692)
	$119,356	$124,018

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

NOTE D – SHARE HOLDERS EQUITY

The following table reflects the changes in shareholders equity for the three months ended March 31, 2020 and 2019:

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)
Balance at December 31, 2019	$12,848	$(10,981)	$10,981	$38,854	$353,292	$(79,106)	$(51,682)	$(5,671)	$268,535	$33	$268,568
Net income					3,698				3,698	(45)	3,653
Foreign currency translation adjustment							(16,881)		(16,881)		(16,881)
Recognized net actuarial gain, net of tax provision of $31								98	98		98
Total comprehensive income									(13,085)	(45)	(13,130)
Share-based compensation				976	(43)				933		933
Purchase of 75,246 common shares						(3,980)			(3,980)		(3,980)
Issuance of 77,381 common shares	155								155		155
Common shares distributed from rabbi trust of 3,358, net		101	(101)						0		0
Cash dividends declared - $.20 per share				(83)	(963)				(1,046)		(1,046)
Balance at March 31, 2020	$13,003	$(10,880)	$10,880	$39,747	$355,984	$(83,086)	$(68,563)	$(5,573)	$251,512	$(12)	$251,500

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)
Balance at December 31, 2018	$12,662	$(11,008)	$11,008	$34,401	$334,170	$(72,280)	$(53,710)	$(5,873)	$249,370	$0	$249,370
Net income					1,824				1,824		1,824
Foreign currency translation adjustment							1,353		1,353		1,353
Recognized net actuarial gain, net of tax provision of $32								93	93		93
Total comprehensive income									3,270	0	3,270
Share-based compensation				928	(36)				892		892
Purchase of 40,891 common shares						(2,294)			(2,294)		(2,294)
Issuance of 78,821 common shares	159			(18)					141		141
Common shares issued to rabbi trust of 705, net		(30)	30						0		0
Cash dividends declared - $.20 per share				(165)	(1,011)				(1,176)		(1,176)
Balance at March 31, 2019	$12,821	$(11,038)	$11,038	$35,146	$334,947	$(74,574)	$(52,357)	$(5,780)	$250,203	$0	$250,203

NOTE E – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”).  Net periodic pension cost for this plan included the following components:

	Three Months Ended March 31
	2020	2019
Service cost	$91	$47
Interest cost	327	354
Expected return on plan assets	(557)	(488)
Recognized net actuarial loss	129	125
Net periodic pension cost (benefit)	$(10)	$38

No contributions were made to the Plan during the three months ended March 31, 2020. The Company does not plan to contribute additional funds to the Plan during the remainder of 2020.

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Unrecognized pension benefit cost	Currency Translation Adjustment	Total	Unrecognized pension benefit cost	Currency Translation Adjustment	Total
Balance at January 1	$(5,671)	$(51,682)	$(57,353)	$(5,873)	$(53,710)	$(59,583)
Other comprehensive loss before reclassifications:
(Loss) gain on foreign currency translation adjustment	0	(16,881)	(16,881)	0	1,353	1,353
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	98	0	98	93	0	93
Net current period other comprehensive income (loss)	98	(16,881)	(16,783)	93	1,353	1,446
Balance at March 31	$(5,573)	$(68,563)	$(74,136)	$(5,780)	$(52,357)	$(58,137)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE G – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31
	2020	2019
Numerator
Net income	$3,698	$1,824
Denominator
Determination of shares
Weighted-average common shares outstanding	5,008	5,045
Dilutive effect - share-based awards	9	9
Diluted weighted-average common shares outstanding	5,017	5,054
Earnings per common share
Basic	$0.74	$0.36
Diluted	$0.74	$0.36

For the three-month period ended March 31, 2020, 20,000 stock options were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. For the three-month period ended March 31, 2019, no stock options were excluded from the calculation of diluted earnings per share as there was no anti-dilutive effect.

NOTE H – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	March 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	1,078	(432)	1,128	(331)
Trademarks	1,579	(1,291)	1,718	(1,358)
Technology	6,687	(1,776)	7,185	(1,708)
Customer relationships	14,895	(7,260)	15,811	(7,329)
	$29,045	$(15,565)	$30,648	$(15,532)
Indefinite-lived intangible assets
Goodwill	$25,814		$27,840

The aggregate amortization expense for other intangibles with finite lives for the three month periods ended March 31, 2020 and 2019 was $.4 million and $.3 million, respectively. Amortization expense is estimated to be $1.2 million for the remaining period of 2020, $1.5 million for each of the years 2021, 2022 and 2023 and $1.4 million for 2024. The combined weighted-average remaining amortization period is approximately 13.0 years. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 5.8 years; land use rights, 55.4 years; trademarks, 8.6 years; technology, 10.8 years; and customer relationships, 10.2 years.

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

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the three months ended March 31, 2020 are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2020	$3,078	$4,158	$13,442	$7,162	$27,840
Currency translation	0	(316)	(769)	(941)	(2,026)
Balance at March 31, 2020	$3,078	$3,842	$12,673	$6,221	$25,814

NOTE I – SHARE-BASED COMPENSATION

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

A summary of the RSUs outstanding under the LTIP for the three months ended March 31, 2020 is as follows:

	Restricted Share Units
	Performance and Service Required (1)	Service Required	Total Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2020	196,342	15,292	211,634	$53.68
Granted	71,539	9,547	81,086	55.63
Vested	73,053	0	73,053	54.60
Forfeited	0	0	0	0.00
Nonvested as of March 31, 2020	194,828	24,839	219,667	$61.10

(1)	Nonvested, performance-based RSUs are reflected above at the maximum performance achievement level.

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Compensation expense related to the time-based RSUs for both three-month periods ended March 31, 2020 and 2019 was $.1 million. As of March 31, 2020, there was $.9 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 2.2 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in either operating or pre-tax income and sales growth over a requisite performance period.  Depending on the extent to which the performance criterions are satisfied under the LTIP and the Incentive Plan, the participants are eligible to earn common shares over the vesting period.  Performance-based compensation expense for both three-month periods ended March 31, 2020 and 2019 was $.8 million. As of March 31, 2020, the remaining compensation expense of $5.1 million for outstanding performance-based RSU’s is expected to be recognized over a period of approximately 1.9 years.

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

There were no options granted for either of the three-month periods ended March 31, 2020 and 2019.

Stock option activity under the Company’s LTIP for three months ended March 31, 2020 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2020	31,750	$58.77
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	0	$0.00
Outstanding (vested and expected to vest) at March 31, 2020	31,750	$58.77	6.4	$46
Exercisable at March 31, 2020	23,000	$56.58	5.4	$43

There were no shares exercised during either of the three-month periods ended March 31, 2020 and 2019.

For both three-month periods ended March 31, 2020 and 2019, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million. The total compensation cost related to nonvested awards not yet recognized at March 31, 2020 is expected to be $.1 million over a weighted-average period of approximately 2.3 years.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s common shares held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of March 31, 2020, 264,283 shares have been deferred and are being held in the rabbi trust.

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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the consolidated balance sheets as of March 31, 2020 and December 31, 2019:

Description	Balance as of March 31, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts, net	$456	$0	$456	$0
Total Assets	$456	$0	$456	$0
Liabilities:
Supplemental profit sharing plan	$5,326	$0	$5,326	$0
Earn-out	192	0	0	192
Total Liabilities	$5,518	$0	$5,326	$192

Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Supplemental profit sharing plan	$6,059	$0	$6,059	$0
Earn-out	581	0	0	581
Total Liabilities	$6,640	$0	$6,059	$581

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We currently use foreign currency forward contracts to reduce the risk related to some of these transactions.  These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other operating expense - net” on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three months ended March 31, 2020, the Company recognized net gains of $1.1 million on foreign currency forward contracts. There were no foreign currency contracts in place at March 31, 2019.

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives. The liability for this unfunded Supplemental Profit Sharing Plan was $5.3 million at March 31, 2020 and $6.1 million at December 31, 2019.  These amounts are recorded within Other noncurrent liabilities on the Company’s consolidated balance sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily include mutual funds.  The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

The earn-out represents the estimated fair value of additional cash consideration payable in connection with a recent acquisition that is contingent upon the achievement of certain performance milestones using expected future cash flows over the earn-out period while applying a discount rate that appropriately captures the risk associated with the obligation.  These are considered to be Level 3 inputs.  The contingent liabilities at March 31, 2020 and December 31, 2019 of $.2 million and $.6 million, respectively, are recorded in Other noncurrent liabilities on the Company’s consolidated balance sheet.

NOTE K – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which will modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including the removal of certain disclosure requirements.  The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The Company adopted the new disclosure requirements for the period ending March 31, 2020.  The additional components of this release did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 changes how entities will measure credit losses for most financial assets and other instruments that are not measured at fair value through net income.  This update introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument.  ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company has completed its evaluation process and the January 1, 2020 adoption did not have a material impact to the Company’s consolidated financial statements for the three months ended March 31, 2020.

NOTE L – NEW ACCOUNTING STANDARDS TO BE ADOPTED

The Company considers the applicability and impact of all ASUs.  Recently issued ASUs that are not considered were assessed and determined to be not applicable in the current reporting period.

NOTE M – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three months ended March 31, 2020 and 2019. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended March 31
	2020	2019
Net sales
PLP-USA	$46,601	$41,425
The Americas	17,241	13,771
EMEA	20,360	15,634
Asia-Pacific	18,650	26,323
Total net sales	$102,852	$97,153
Intersegment sales
PLP-USA	$2,860	$2,263
The Americas	1,863	2,130
EMEA	450	237
Asia-Pacific	2,087	3,195
Total intersegment sales	$7,260	$7,825
Income taxes
PLP-USA	$845	$(513)
The Americas	634	176
EMEA	86	75
Asia-Pacific	(114)	366
Total income taxes	$1,451	$104
Net income attributable to Preformed Line Products Company shareholders
PLP-USA	$3,550	$(81)
The Americas	995	964
EMEA	337	513
Asia-Pacific	(1,184)	428
Total net income attributable to Preformed Line Products Company shareholders	$3,698	$1,824

	March 31, 2020	December 31, 2019
Assets
PLP-USA	$129,042	$127,428
The Americas	66,056	71,908
EMEA	94,510	97,126
Asia-Pacific	123,649	137,109
Total identifiable assets	$413,257	$433,571

NOTE N – INCOME TAXES

The Company’s effective tax rate was 28% and 5% for the three months ended March 31, 2020 and 2019, respectively.  The higher effective tax rate for the three months ended March 31, 2020 compared to the U.S. federal statutory rate of 21% was primarily due to increase in earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested and an increase in various U.S. permanent items, primarily limitations on the deductibility of executive compensation.   The lower effective tax rate for the three months ended March 31, 2019 compared to the U.S. federal statutory rate of 21% was primarily due to the recognition of benefits related to stock based compensation, partially offset by U.S. permanent items primarily related to deductibility of executive compensation and increased earnings in jurisdictions with higher tax rates than the U.S. statutory rate.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  No significant changes to the valuation allowances were reflected for the periods ended March 31, 2020 or March 31, 2019.

The Company previously considered the majority of the earnings in non-U.S. subsidiaries to be permanently reinvested and accordingly did not record any associated deferred income taxes on such earnings.  The Company intends to continue to invest most or all of these earnings, as well as its capital in these subsidiaries, indefinitely, outside of the U.S. and does not expect to incur any significant additional taxes related to such amounts.

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

The following is a rollforward of the product warranty reserve:

	Three Months Ended March 31
	2020	2019
Beginning of period balance	$1,309	$928
Additions charged to income	38	4
Warranty usage	(28)	(43)
Currency translation	(152)	9
End of period balance	$1,167	$898

NOTE P – DEBT ARRANGEMENTS

On March 13, 2018, the Company extended the term on its $65 million credit facility from June 30, 2019 to June 30, 2021.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless its funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the LIBOR spread becomes 1.500%.  At March 31, 2020, the Company’s Polish subsidiary had borrowed $6.0 million U.S. dollars at a rate of 1.125% plus the Warsaw Interbank Offer Rate with a term expiring June 30, 2021.  At March 31, 2020, the Company’s Australian subsidiary had borrowed $4.5 million U.S. dollars, also with a term expiring June 30, 2021.  At March 31, 2020, the interest rates on the U.S., Polish and Australian line of credit agreement were 2.118%, 2.755% and 1.955%, respectively.  Under the credit facility, at March 31, 2020, the Company had utilized $38.5 million with $26.5 million available under the line of credit, net of long-term outstanding letters of credit.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability. At March 31, 2020, the Company was in compliance with these covenants.

On February 28, 2019, the Company acquired its Austrian subsidiary, SubCon Electrical Fittings GmbH (“SubCon”), headquartered in Dornbirn, Austria.  The Company’s Austrian subsidiary has a 1.0 million euros, or $1.1 million U.S. dollars line of credit with a term expiration of May 31, 2020 with the option to renew for an additional twelve months indefinitely.  At March 31, 2020, the Company’s Austrian subsidiary had borrowed $.5 million on the line of credit at an interest rate of 1.400%.

On April 25, 2019, the Company borrowed $8.0 million U.S. dollars on behalf of its Indonesian subsidiary at a rate of 3.501% with a term expiring on April 30, 2024.  At March 31, 2020, $7.3 million was outstanding on this debt facility, of which $.8 million is classified as current.

On August 14, 2019, the Company’s New Zealand subsidiary borrowed $5.3 million U.S. dollars at a rate of 3.900% with a term expiring on August 26, 2021.  At March 31, 2020, $4.6 million was outstanding on this facility, of which $.4 million is classified as current.  This loan is secured by the Company’s New Zealand subsidiary’s land and building.

For the periods ended March 31, 2020 and December 31, 2019, the Company’s Asia Pacific segment had none and $.3 million, respectively, in restricted cash used to secure bank debt.  The restricted cash is shown on the balance sheet in Other assets.

NOTE Q – LEASES

The Company regularly enters into leases in the normal course of business.  As of March 31, 2020, the leases in effect were related to land, buildings, vehicles, office equipment and other production equipment under operating leases with lease terms of up to 99 years.  The Company often has the option to renew lease terms for buildings and other assets.  The exercise of lease renewal options are generally at the Company’s sole discretion.  In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion.  The Company evaluates renewal and termination options at the lease commencement date to determine if the Company is reasonably certain to exercise the option on the basis of economic factors.  The weighted average remaining lease term for the Company’s operating and financing leases as of March 31, 2020 was 17.3 and 2.2 years, respectively.

Lease expense is recognized for these leases on a straight-line basis over the lease term with variable lease payments recognized in the period those payments are incurred.  The components of operating and finance lease costs are recognized in Costs and expenses and Interest expense, respectively, on the Company’s Consolidated Statements of Income.  The Company’s operating and finance lease costs for the three months ended March 31, 2020 were as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Components of lease expense
Operating lease cost	$709	$665

Finance lease cost
Amortization of right-of-use assets	16	18
Interest on lease liabilities	2	3
Total lease cost	$727	$686

The discount rate implicit within each lease is often not determinable and, therefore, the Company establishes the discount rate based on its incremental borrowing rate.  The incremental borrowing rate for the Company’s leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral.  The weighted average discount rate used to measure the Company’s operating and finance lease liabilities as of March 31, 2020 was 4.71% and 4.24%, respectively.

Future maturities of the Company’s lease liabilities as of March 31, 2020 are as follows:

	Operating Leases	Finance Leases
2020	$1,781	$91
2021	2,106	59
2022	1,671	40
2023	1,190	35
2024 and thereafter	9,406	6
Total lease payments	$16,154	$231
Less amount of lease payment representing interest	5,488	69
Total present value of lease payments	$10,666	$162

The total minimum sublease rentals under noncancelable subleases to be received through 2023 is $3.4 million.

Supplemental cash flow information related to leases for the three-month period ended March 31, 2020 was as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2	$3
Operating cash flows from finance leases	730	702
Financing cash flows from finance leases	29	26

NOTE R – RELATED PARTY TRANSACTIONS

On January 2, 2020, the Company purchased 1,157 shares of the Company from a retired Officer at a price per share of $67.71, which was calculated from a 30-day average market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

On February 5, 2020, the Company purchased 39,208 shares of the Company from current and retired Officers at a price per share of $58.65, which was calculated from a 30-day average market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

NOTE S – BUSINESS COMBINATIONS

The Company accounts for business combinations using the acquisition method of accounting and, accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the date of acquisition.

On February 28, 2019, the Company acquired 100% of SubCon.  Subcon is headquartered in Dornbirn, Austria with manufacturing operations in Brno, Czech Republic.  The acquisition of SubCon will strengthen the Company’s position in the global substation market and will expand its operational presence in Europe.  The total purchase price was $10.1 million in cash, net of $1.9 million in cash acquired.  The purchase price was predominantly allocated to Goodwill of $6.6 million and Intangible assets of $4.7 million with useful lives ranging from 10 to 11 years.  SubCon’s overall purchase price included an estimated contingent liability of $.6 million for an earn-out consideration with a potential maximum payment of 4.0 million Euros that will be considered for remeasurement during each reporting period as the operating results of SubCon are evaluated during each reporting period based upon operating results over a four year period.  At March 31, 2020, the current earnout value of $.2 million is recorded in Other noncurrent liabilities on the Company’s consolidated balance sheet.

On April 1, 2019, the Company acquired MICOS Telcom s.r.o (“MICOS Telcom”) headquartered in Prostějov, Czech Republic.  The acquisition of MICOS Telcom will strengthen the Company’s position in the global telecom market and will also expand its operational presence in Europe.  The total purchase price was $8.8 million in cash, net of $.5 million in cash acquired, including a hold-back liability of $1.5 million payable in two years from the date of purchase and $.9 million of deferred consideration for the remaining 10%.  The hold-back liability and deferred consideration are recorded in Other noncurrent liabilities on the Company’s consolidated balance sheet. The purchase price was predominantly allocated to Goodwill of $5.6 million and Intangible assets of $3.4 million.  The Intangible assets included in the acquisition of MICOS have useful lives of 12 years.

The operating results and financial position of both SubCon and MICOS Telcom are included in the Company’s EMEA reportable segment as of their respective dates of acquisition.  Pro-forma results of the Company’s consolidated operations for the three-month periods ended March 31, 2020 and 2019 would not have been materially different from reported results and are, therefore, not presented.

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition dates:

Assets acquired
Current assets, net of cash	$5,976
Property, plant and equipment	1,189
Goodwill	12,132
Finite-lived intangible assets	8,092
Other long-term assets	1,883
Total assets acquired	$29,272
Liabilities assumed	(10,378)
Net assets acquired	$18,894

NOTE T – SUBSEQUENT EVENTS

On April 17, 2020, the Company extended the term on its $65 million credit facility from June 30, 2021 to June 30, 2024.  All other terms remain the same. In addition to extending the term, the Company added its Austrian subsidiary as a borrower on the credit facility. For further information regarding this debt, refer to Exhibit 10.1, Term Note dated April 17, 2020 between the Company and PNC Bank, National Association and Exhibit 10.2, Amended and Restated Loan Agreement dated April 17, 2020 between the Company and PNC Bank, National Association.

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

The following discussion describes our results of operations for the three months ended March 31, 2020. The first quarter of 2020 saw the global outbreak of a novel strain of coronavirus (“COVID-19”), which in the latter part of the quarter created significant global economic disruption.  While the recent outbreak did not have a material impact on our reported results for this three-month period, it created challenges for us in countries that were the earliest to be impacted by the pandemic, namely our Asia-Pacific business segment. Due to restrictions on our operations, the operations of our customers and the global supply chain, and we are actively monitoring its impact on the second quarter and for future periods.

As the virus spread, we took action to protect the health and safety of our employees while we maintained critical operations to protect our customers and suppliers.  Currently, many of our customers are considered “essential” and are open for business, although maybe in a limited capacity, which has slowed demand into the second quarter. Nearly all of our North American plants have remained operational and only some of our international plants have been closed temporarily. While there are some restrictions to the supply of products globally and those restrictions may continue or expand to other regions, our global supply chain currently remains strong.

Due to the uncertainty created by COVID-19, we are actively managing costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs.  We are  scaling back capital expenditures and reducing operating expenses and could experience lower variable SG&A, primarily through a decrease in employee-related expenses and reduced travel-related expenses incurred by our associates, due to travel restrictions in place.

While we expect the COVID-19 outbreak will continue to have an adverse impact on our business, we cannot predict the duration or scope of the COVID-19 pandemic or the magnitude of its impact on our business and results of operations. The extent of any future impact is dependent upon several factors including those described below under Part II, Item 1A, Risk Factors, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 6, 2020 other than as set forth below.  In addition, the impact of COVID-19 could potentially exacerbate other risks discussed, any of which could have a material adverse effect on the Company.

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies strengthen against the U.S. dollar, our sales and costs increase as the foreign currency-denominated financial statements translate into more U.S. dollars, and, conversely, when foreign currencies weaken, our sales and costs decrease upon translation into U.S. dollars. The fluctuations of foreign currencies during the three months ended March 31, 2020 had a $4.1 million unfavorable effect on net sales compared to the same period in 2019. There was a $.1 million unfavorable effect on net income for the three-months ended March 31, 2020 as compared to the prior year. On a reportable segment basis, the impact of foreign currency on net sales and net income for the three months ended March 31, 2020 was as follows:

	Foreign Currency Translation Impact
	Net Sales	Net Income
(Thousands of dollars)	Three Months	Three Months
The Americas	$(2,431)	$(142)
EMEA	(661)	4
Asia-Pacific	(991)	13
Total	$(4,083)	$(125)

The operating results for the three months ended March 31, 2020 are compared to the same period in 2019. Net sales for the three months ended March 31, 2020 of $102.9 million increased $5.7 million, or 6%, compared to 2019.  As a percentage of net sales, gross profit increased to 32.0% in 2020 from 28.1% in 2019.  Gross profit for the three-month periods ended March 31, 2020 and 2019 was $32.9 million and $27.3 million, respectively.  Excluding the unfavorable impact of foreign currency translation, gross profit increased $6.9 million, or 25%, compared to 2019.  Costs and expenses of $27.8 million increased $2.5 million compared to 2019 and included a favorable impact from currency translation of $1.0 million.  Operating income for the three months ended March 31, 2020 was $5.2 million, an increase of $3.2 million compared to 2019. Net income for the three months ended March 31, 2020 of $3.7 million increased $1.8 million compared to the three months ended March 31, 2019. The effect of currency translation had a $.2 million and a $.1 million negative impact on operating income and net income, respectively.

The following table reflects the impact of foreign currency fluctuations on operating income for the three months ended March 31, 2020 and 2019:

	Foreign Currency Impact
	Three Months Ended March 31
(Thousands of dollars)	2020	2019
Operating income	$5,153	$2,046
Translation loss	12	0
Transaction loss (gain)	1,792	(20)
Net gain on forward currency contracts	(1,125)	0
Operating income excluding currency impact	$5,832	$2,026

Despite the constant changes in the current global economy, and aside from the uncertainty created by the COVID-19 outbreak, we believe our business fundamentals and our financial position are sound and that we are strategically well-positioned. We remain focused on assessing our business structure, global facilities and overall capacity in conjunction with the requirements of local manufacturing in the markets that we serve. If necessary, we will modify redundant processes and utilize our global manufacturing network to manage costs, increase sales volumes and deliver value to our customers. We have continued to invest in the business to expand into new markets for the Company, improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 28.8% and can borrow needed funds at a competitive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THREE MONTHS ENDED MARCH 31, 2019

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended March 31, 2020 and 2019. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended March 31
(Thousands of dollars)	2020		2019		Change
Net sales	$102,852	100.0%	$97,153	100.0%	$5,699
Cost of products sold	69,942	68.0	69,888	71.9	54
GROSS PROFIT	32,910	32.0	27,265	28.1	5,645
Costs and expenses	27,757	27.0	25,219	26.0	2,538
OPERATING INCOME	5,153	5.0	2,046	2.1	3,107
Other expense - net	(49)	(0.0)	(118)	(0.1)	69
INCOME BEFORE INCOME TAXES	5,104	5.0	1,928	2.0	3,176
Income tax expense	1,451	1.4	104	0.1	1,347
NET INCOME	3,653	3.6	1,824	1.9	1,829
Add: Net adjustment attributable to noncontrolling interests	45	0.0	0	0.0	45
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$3,698	3.6%	$1,824	1.9%	$1,874

Net sales. Net sales were $102.9 million for the three months ended March 31, 2020, an increase of $5.7 million, or 6%, from the three months ended March 31, 2019.  Excluding the unfavorable effect of currency translation, net sales for the three months ended March 31, 2020 increased $9.8 million compared to the same period in 2019, or 10%, as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2020	2019	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$46,601	$41,425	$5,176	$0	$5,176	12%
The Americas	17,241	13,771	3,470	(2,431)	5,901	43
EMEA	20,360	15,634	4,726	(661)	5,388	34
Asia-Pacific	18,650	26,323	(7,673)	(991)	(6,683)	(25)
Consolidated	$102,852	$97,153	$5,699	$(4,083)	$9,782	10%

The year-over-year increase in PLP-USA net sales of $5.2 million, or 12%, was primarily due to a volume increase in energy product sales. International net sales for the three months ended March 31, 2020 experienced an unfavorable impact of $4.1 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation.  The Americas net sales of $17.2 million increased $5.9 million, or 43%, primarily due to a volume increase in energy and communications product sales. EMEA net sales of $20.4 million increased $5.4 million, or 34%, primarily due to a volume increase in energy and communications product sales within the region, including incremental sales from the newly acquired businesses.  In Asia-Pacific, net sales of $18.7 million decreased $6.7 million, or 25%, compared to 2019 primarily due to a combined volume decrease in the energy, communications and special industries products mostly as a result of the disruption to the global economy caused by the COVID-19 pandemic.

Gross profit. Gross profit was $32.9 million and $27.3 million for the three-month periods ended March 31, 2020 and 2019, respectively.  Excluding the unfavorable effect of currency translation, gross profit increased $6.9 million, or 25%, as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2020	2019	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$17,396	$12,016	$5,380	$0	$5,380	45%
The Americas	5,246	4,071	1,175	(773)	1,948	48
EMEA	5,959	4,589	1,370	(181)	1,551	34
Asia-Pacific	4,309	6,589	(2,280)	(257)	(2,023)	(31)
Consolidated	$32,910	$27,265	$5,645	$(1,211)	$6,856	25%

PLP-USA gross profit of $17.4 million increased $5.4 million compared to the same period in 2019 as a result of increased sales volume combined with a product sales mix shift to higher margin product and cost containment within material, labor and manufacturing expense.  International gross profit for the three months ended March 31, 2020 was unfavorably impacted by $1.2 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $1.9 million was primarily the result of a $5.9 million increase in sales combined with a product margin improvement in the region due to sales product mix.  EMEA gross profit increased $1.6 million, mainly as a result of increased sales volume. Asia-Pacific gross profit decreased $2.0 million primarily as a result of a year-over-year reduction in sales volume and the negative impact related to the COVID-19 pandemic.

Costs and expenses. Costs and expenses of $27.8 million for the three months ended March 31, 2020 increased $2.5 million, or 10%.  Excluding the favorable effect of currency translation, costs and expenses increased $3.5 million, or 14%, as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2020	2019	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$13,193	$12,434	$759	$0	$759	6%
The Americas	3,530	2,990	540	(533)	1,073	0
EMEA	5,601	4,057	1,544	(181)	1,725	0
Asia-Pacific	5,433	5,738	(305)	(259)	(46)	0
Consolidated	$27,757	$25,219	$2,538	$(973)	$3,511	14%

PLP-USA costs and expenses of $13.2 million for the three months ended March 31, 2020 increased $.8 million compared to 2019 mainly due to $.9 million of higher personnel-related expenses which were partially offset by net combined miscellaneous decreases of $.1 million.  Foreign currency exchange gains and losses are primarily related to translating into U.S. dollars its foreign denominated loans, trade and royalty receivables from its foreign subsidiaries at the March 31, 2020 exchange rates.  On a consolidated basis, costs and expenses for the three months ended March 31, 2020 were favorably impacted by $1.0 million when local currencies were translated to U.S. dollars.  The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $3.5 million increased $1.1 million for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a $.5 million increase in personnel-related expenses and an increase in foreign currency exchange losses of $.7 million, partially offset by combined decreases in miscellaneous expenses of $.2 million.  EMEA costs and expenses of $5.6 million increased $1.7 million mainly due to incremental costs incurred with our acquired businesses.  Asia-Pacific costs and expenses of $5.4 million decreased less than $.1 million. This decrease was primarily due to a decrease in combined personnel-related, travel and entertainment and commission expenses.

Other income (expense). Other expense for the three-month periods ended March 31, 2020 and 2019 was $.4 million and $.1 million, respectively.

Income taxes. Income taxes for the three months ending March 31, 2020 and 2019 were $1.5 million and $.1 million, respectively, based on pre-tax income of $5.1 million and $1.9 million, respectively. The effective tax rate for the three-month periods ending March 31, 2020 and 2019 was 28% and 5%, respectively, compared to the U.S. federal statutory rate of 21%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions.  It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate:

2020

1.	A $.1 million, or 1%, net increase resulting from U.S. permanent items, primarily related to tax benefits related to stock-based compensation.
2.	A $.3 million, or 6%, increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

2019

1.	A $.4 million, or 21%, net decrease resulting from U.S. permanent items, primarily related to tax benefits related to stock-based compensation.

2.	A $.1 million, or 5%, increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

Net income. As a result of the preceding items, net income for the three months ended March 31, 2020 was $3.7 million, compared to $1.8 million for the three months ended March 31, 2019, an increase of $1.9 million as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2020	2019	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$3,550	$(81)	$3,631	$0	$3,631	NM	%
The Americas	995	964	31	(142)	173	18
EMEA	337	513	(176)	4	(180)	(35)
Asia-Pacific	(1,184)	428	(1,612)	13	(1,625)	(380)
Consolidated	$3,698	$1,824	$1,874	$(125)	$1,999	110%

NM – Not meaningful

PLP-USA’s net income for the three months ended March 31, 2020 increased $3.6 million compared to the same period in 2019, primarily due to an increase in operating income of $4.6 million combined with an increase in other income of $.4 million, partially offset by an increase in income taxes of $1.4 million.  The following discussion of net income excludes the effect of currency translation.  The Americas net income increased $.2 million as a result of a $.9 million increase in operating income, partially offset by higher income taxes of $.5 million combined with an increase in other non-operating expense of $.2 million. EMEA net income decreased $.2 million as a result of a $.3 million decrease in operating income, partially offset by a $.1 million year-over-year increase in income tax expense. Asia-Pacific net income decreased $1.6 million due to a $1.9 million decrease in operating income and an increase in other expense of $.1 million, partially offset by a decrease in income tax expense of $.4 million.

PLP’s EMEA segment incurred a net adjustment attributable to noncontrolling interests of less than $.1 million, which when added back to net income, resulted in an immaterial change to net income attributable to PLP Shareholders.

POLICIES AND ESTIMATES

Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2019 filed on March 6, 2020 with the Securities and Exchange Commission and are, therefore, not presented herein.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first three months of 2020, we used cash of $6.0 million for capital expenditures. We ended the first three months of 2020 with $34.1 million of cash, cash equivalents and restricted cash (“Cash”). Our Cash is held in various locations throughout the world. At March 31, 2020, the majority of our Cash was held outside the United States (“U.S.”). We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future operating cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt, including notes payable, at March 31, 2020 was $72.5 million.  At March 31, 2020, our unused availability under our line of credit was $26.5 million and our bank debt to equity percentage was 28.8%.  In 2018, we extended the term on our $65 million credit facility from June 30, 2019 to June 30, 2021, and, on April 17, 2020, we further extended the term to June 30, 2024. All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless our funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the LIBOR spread becomes 1.500%.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and funded debt-to-earnings before interest, taxes, depreciation and amortization along with an interest coverage ratio. The net worth and profitability requirements are calculated based on the line of credit agreement. At March 31, 2020 and December 31, 2019, we were in compliance with these covenants.

We expect that our major source of funding for 2020 and beyond will be our operating cash flows and our existing Cash as well as our line of credit agreement. We earn a significant amount of our operating income outside the U.S., which, except for current earnings in certain jurisdictions, is deemed to be indefinitely reinvested in foreign jurisdictions.

As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the negative financial impact to our financial results and liquidity cannot be reasonably estimated but could be material.  We are actively managing the business to maintain cash flow and secure favorable liquidity position. We believe that our future cash flows, together with these factors, will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next twelve months and thereafter for the foreseeable future. In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions. We also believe that we can expand our borrowing capacity, if necessary; however, we do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

Sources and Uses of Cash

Cash decreased $9.7 million compared to the same period in 2019.  Net Cash used in operating activities was $3.1 million. The most significant net investing and financing uses of Cash in the three months ended March 31, 2020 were payments of long-term debt of $17.7 million, capital expenditures of $6.0 million, share repurchases of $4.0 million and dividends paid of $1.2 million, partially offset by net debt and notes payable proceeds of $28.3 million. Currency had a negative $1.8 million impact on Cash when translating foreign denominated financial statements to U.S. dollars.

Net Cash from operating activities for the three months ended March 31, 2020 was a use of $3.1 million compared to $.5 million of cash generated in the prior year three-month period. The $3.6 million decrease was primarily a result of an increase in Cash usage for operating assets (net of operating liabilities) of $6.8 million, partially offset by a decrease in usage for non-cash items of $1.4 million and an  increase in net income of $1.8 million.

Net Cash used in investing activities of $6.0 million for the three months ended March 31, 2020 decreased $7.1 million when compared to Cash used in investing activities in the three months ended March 31, 2019 of $13.1 million. The change was primarily related to Cash used in the prior year to fund the SubCon acquisition, net of Cash, of $10.2 million combined with cash used to purchase marketable securities of $.5 million during the three months ended March 31, 2019, partially offset by a year-over-year increase in capital expenditures of $3.6 million.

Cash provided by financing activities for the three months ended March 31, 2020 was $5.7 million compared to $11.1 million for the three months ended March 31, 2019. The $5.4 million reduction was primarily the result of a net decrease in debt borrowings in 2020 compared to 2019 of $3.8 million and an increase in share repurchases of $1.4 million.

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

•

The potential impact of global economic conditions on the Company’s ongoing profitability and future growth opportunities in the Company’s core markets in the U.S. and other foreign countries, which may experience continued or further instability due to political and economic conditions, social unrest, terrorism, changes in diplomatic and trade relationships and public health concerns (including viral outbreaks such as COVID-19). The COVID-19 pandemic has significantly impacted worldwide economic conditions and has and will continue to have an adverse effect on the Company’s operations and businesses as government authorities impose mandatory closures, work-from-home orders and social distancing protocols along with other unknown potential restrictions.  The duration and scope of the COVID-19 pandemic cannot be predicted, therefore, anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated;

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
•

The cost, availability and quality of raw materials required for the manufacture of products and any tariffs that may be associated with the purchase of these products. The Company’s supply chain could be disrupted by the COVID-19 pandemic which could have a material, adverse effect on the ability to secure raw materials and supplies;

•	Strikes, labor disruptions and other fluctuations in labor costs;
•	Changes in significant government regulations affecting environmental compliances or other litigation matters;
•	Security breaches or other disruptions to the Company’s information technology structure;
•	The telecommunication market’s continued deployment of Fiber-to-the-Premises; and
•

Those factors described under the heading “Risk Factors” in Item 1A, on page 11, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 which was filed on March 6, 2020. The impact of COVID-19 could potentially exacerbate other risks discussed, any of which could have a material impact on the Company. The situation continues to change rapidly and additional impacts may arise that the Company is not aware of currently.

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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%.  As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar.  The remeasurement impact to the three-month periods ended March 31, 2020 was immaterial and is included in the Company’s consolidated financial statements.

The Company does not hold derivatives for trading or speculative purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $4.9 million and on income before taxes of $1.7 million.

The Company is exposed to market risk, including changes in interest rates and foreign exchange rates since we conduct business in a variety of foreign currencies. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of long-term borrowings, which includes the current portion, of $62.0 million at March 31, 2020. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.7 million for the three months ended March 31, 2020.

As discussed elsewhere in this report, the recent outbreak of COVID-19 could negatively impact the Company’s business and results of operations. Since we cannot predict the duration or scope of the COVID-19 pandemic, the potential negative financial impact to the Company’s results cannot be reasonably estimated, but could be material.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) of the Securities and Exchange Act of 1934 during the three-month period ended March 31, 2020 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to a variety of claims and lawsuits, including, but not limited to, litigation relating to employment, workers’ compensation, products liability, environmental and intellectual property.  The ultimate outcomes of these matters are not predictable with certainty.  The Company has liability insurance to cover many of these claims.

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

ITEM 1A. RISK FACTORS

There were no defined material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 6, 2020 other than as set forth below. In addition, the impact of COVID-19 could potentially exacerbate other risks discussed, any of which could have a material adverse effect on the Company. The situation continues to change rapidly and additional impacts may arise that the Company is not aware of currently.

Our business, results of operations and financial condition have been and may in the future be adversely impacted by the COVID-19 pandemic.

The outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has created significant volatility, uncertainty and disruption in the U.S. and global economies. The COVID-19 pandemic has resulted and will result in lost or delayed revenue to us and could have a material adverse effect on our business, results of operations and financial condition. In response to recommendations by public health organizations, federal, state, local and foreign governments have adopted various measures in an effort to slow and limit the spread of the COVID-19 virus, including mandatory closures, work-from-home and shelter in place orders and social distancing protocols. These and other measures have had and may continue to have an adverse impact on our business, as well as those of our suppliers (particularly in the Asia-Pacific region), customers and other business partners, which could cause delays in the production and distribution of our products, delays and cancellations of projects utilizing our products and the loss of sales and customers.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on various factors which continue to evolve and cannot be predicted, including: the scope, duration and severity of the pandemic; the effectiveness of stimulus measures and other actions implemented by federal, state, local or foreign governments; the ability of our suppliers to obtain or produce the materials needed for our products or to meet delivery requirements and commitments; disruptions to our global supply chain; the effect on our customers’ demand for our services and products; limitations on our ability to sell and provide our services and products due to the inability of our employees to perform their job due to illness caused by the pandemic or governmental stay at home orders or travel restrictions; reduced availability of ground or air transportation; the effectiveness of our actions to contain costs and maintain liquidity; and the ability of our customers to conduct their business or to pay for our services and products in a timely manner. The long-term financial and economic impacts of the COVID-19 pandemic may be prolonged and cannot be reliably quantified or estimated at this time due to the uncertainty of these future developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 13, 2017, the Board of Directors authorized a plan to repurchase up to an additional 228,138 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January	1,157	$67.71	174,323	75,677
February	42,972	57.98	217,295	32,705
March	31,117	45.31	248,412	1,588
Total	75,246

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On April 17, 2020, we entered into an amendment to the loan agreement for our $65 million credit facility to extend the term from June 30, 2021 to June 30, 2024 and to add its Austrian subsidiary as a borrower.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless our funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the LIBOR spread becomes 1.500%.

ITEM 6. EXHIBITS

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 1, 2020	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 1, 2020	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(Principal Accounting Officer)