Form 10-Q
period 2020-06-30
PREFORMED LINE PRODUCTS CO
filed 2020-08-06
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of common shares outstanding as of August 3, 2020: 4,915,537.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $2.00 per share	PLPC	NASDAQ

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$36,507	$38,929
Accounts receivable, less allowances of $3,340 ($3,849 in 2019)	94,840	83,517
Inventories - net	95,454	95,718
Prepaids	6,518	6,921
Prepaid taxes	1,851	2,601
Other current assets	3,051	4,289
TOTAL CURRENT ASSETS	238,221	231,975
Property, plant and equipment - net	124,261	124,018
Operating lease, right-of-use assets	12,989	12,453
Intangibles - net	13,786	15,116
Goodwill	27,048	27,840
Deferred income taxes	6,275	7,564
Other assets	13,686	14,605
TOTAL ASSETS	$436,266	$433,571
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$30,866	$28,282
Notes payable to banks	12,402	8,696
Operating lease liabilities, current	2,170	2,062
Current portion of long-term debt	2,789	3,354
Accrued compensation and amounts withheld from employees	15,216	11,817
Accrued expenses and other liabilities	13,564	16,718
Accrued profit-sharing and other benefits	4,443	7,213
Dividends payable	1,220	1,173
Income taxes payable	1,668	1,758
TOTAL CURRENT LIABILITIES	84,338	81,073
Long-term debt, less current portion	57,657	53,722
Unfunded pension obligation	5,148	5,278
Operating lease liabilities, non-current	8,642	8,246
Deferred income taxes	2,879	3,116
Other noncurrent liabilities	13,446	13,568
SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 4,934,506 and 4,992,979 issued and outstanding, at June 30, 2020 and December 31, 2019, respectively	13,003	12,848
Common shares issued to rabbi trust, 264,886 and 267,641 shares at June 30, 2020 and December 31, 2019, respectively	(10,910)	(10,981)
Deferred compensation liability	10,910	10,981
Paid-in capital	40,385	38,854
Retained earnings	365,443	353,292
Treasury shares, at cost, 1,567,692 and 1,431,235 shares at June 30, 2020 and December 31, 2019, respectively	(86,097)	(79,106)
Accumulated other comprehensive loss	(68,573)	(57,353)
TOTAL PREFORMED LINE PRODUCTS, COMPANY SHAREHOLDERS’ EQUITY	264,161	268,535
Noncontrolling interest	(5)	33
TOTAL SHAREHOLDERS’ EQUITY	264,156	268,568
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$436,266	$433,571

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
(Thousands of dollars, except per share data)
Net sales	$117,629	$114,842	$220,481	$211,995
Cost of products sold	78,063	77,035	148,005	146,923
GROSS PROFIT	39,566	37,807	72,476	65,072
Costs and expenses
Selling	8,439	9,046	17,344	17,458
General and administrative	12,432	12,893	25,865	25,211
Research and engineering	4,113	4,428	8,408	8,569
Other operating (income) expense - net	(225)	325	1,408	673
	24,759	26,692	53,025	51,911
OPERATING INCOME	14,807	11,115	19,451	13,161
Other income (expense)
Interest income	79	223	190	402
Interest expense	(719)	(585)	(1,428)	(952)
Other (expense) income - net	(282)	97	776	167
	(922)	(265)	(462)	(383)
INCOME BEFORE INCOME TAXES	13,885	10,850	18,989	12,778
Income tax expense	3,397	2,984	4,848	3,088
NET INCOME	$10,488	$7,866	$14,141	$9,690
Net adjustment attributable to noncontrolling interests	(7)	38	38	38
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$10,481	$7,904	$14,179	$9,728
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,966	5,049	4,987	5,047
Diluted	4,973	5,058	4,994	5,056
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$2.11	$1.57	$2.84	$1.93
Diluted	$2.11	$1.56	$2.84	$1.92

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
(Thousands of dollars)
Net income	$10,488	$7,866	$14,141	$9,690
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	5,472	1,100	(11,409)	2,453
Recognized net actuarial gain (net of tax provision of $39 and $31 for the three month periods ended June 30, 2020 and 2019, respectively). Recognized net actuarial gain (net of tax provision of $70 and $63 for the six months ended June 30, 2020 and 2019, respectively).	91	93	189	186
Other comprehensive income (loss), net of tax	5,563	1,193	(11,220)	2,639
Comprehensive adjustment attributable to noncontrolling interests	(7)	38	38	38
Comprehensive income (loss) attributable to Preformed Line Products Company shareholders	$16,044	$9,097	$2,959	$12,367

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
	2020	2019
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$14,141	$9,690
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	6,661	6,539
Provision for accounts receivable allowances	678	737
Provision for inventory reserves	1,001	895
Deferred income taxes	677	(712)
Share-based compensation expense	1,588	1,956
Other - net	(330)	67
Changes in operating assets and liabilities
Accounts receivable	(15,713)	(16,162)
Inventories	(4,780)	(4,114)
Trade accounts payable and accrued liabilities	4,710	8,765
Income taxes - net	95	211
Other - net	456	(2,037)
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,184	5,835
INVESTING ACTIVITIES
Capital expenditures	(11,820)	(11,983)
Purchase of marketable securities	0	(496)
Proceeds from marketable securities	0	2,309
Purchase of company owned life insurance policy	0	(2,309)
Acquisition, net of cash acquired	0	(18,974)
NET CASH USED IN INVESTING ACTIVITIES	(11,820)	(31,453)
FINANCING ACTIVITIES
Increase in notes payable to banks	5,148	578
Proceeds from long-term debt	41,163	55,636
Payments of long-term debt	(36,717)	(25,581)
Dividends paid	(2,173)	(2,220)
Proceeds from issuance of common shares	266	(0)
Purchase of common shares for treasury	(4,613)	(1,695)
Purchase of common shares for treasury from related parties	(2,378)	(2,055)
NET CASH PROVIDED BY FINANCING ACTIVITIES	696	24,663
Effects of exchange rate changes on cash and cash equivalents	(817)	(1,370)
Net decrease in cash, cash equivalents and restricted cash	(2,757)	(2,325)
Cash, cash equivalents and restricted cash at beginning of year	39,263	43,910
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD(1)	$36,506	$41,585

(1)	Includes no restricted cash at June 30, 2020 and $.3 million at December 31, 2019. For further information regarding restricted cash, refer to Note P, “Debt Arrangements.”

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2020.

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

Disaggregated revenue

The Company’s revenues by segment and product type are as follows:

	Three Months Ended June 30, 2020
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	65%	78%	60%	74%	68%
Communications	30	18	33	4	23
Special Industries	5	4	7	22	9
Total	100%	100%	100%	100%	100%

	Three Months Ended June 30, 2019
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	63%	66%	48%	66%	62%
Communications	30	29	32	10	25
Special Industries	7	5	20	24	13
Total	100%	100%	100%	100%	100%

	Six Months Ended June 30, 2020
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	64%	76%	57%	74%	67%
Communications	30	18	35	4	24
Special Industries	6	6	8	22	9
Total	100%	100%	100%	100%	100%

	Six Months Ended June 30, 2019
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	64%	63%	61%	64%	63%
Communications	30	31	24	8	24
Special Industries	6	6	15	28	13
Total	100%	100%	100%	100%	100%

NOTE C – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	June 30, 2020	December 31, 2019
Raw materials	$50,155	$49,729
Work-in-process	8,910	9,352
Finished Goods	44,559	45,760
	103,624	104,841
Excess of current cost over LIFO cost	(4,863)	(4,667)
Noncurrent portion of inventory	(3,307)	(4,456)
	$95,454	$95,718

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $30.8 million at June 30, 2020 and $32.0 million at December 31, 2019.  An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.  During the three and six-month periods ended June 30, 2020, the net change in LIFO inventories resulted in less than $.1 million and $.2 million, respectively, of expense to Income before income taxes. During the three and six-month periods ended June 30, 2019, the net change in LIFO inventories resulted in no change and $.3 million, respectively, of expense to Income before income taxes.

Noncurrent inventory is included in Other assets on the Consolidated Balance Sheets.

Property, plant and equipment—net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	June 30, 2020	December 31, 2019
Land and improvements	$21,101	$22,218
Buildings and improvements	82,654	82,811
Machinery, equipment and aircraft	177,881	180,221
Construction in progress	14,025	9,460
	295,661	294,710
Less accumulated depreciation	(171,400)	(170,692)
	$124,261	$124,018

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

NOTE D – SHAREHOLDERS EQUITY

The following table reflects the changes in shareholders equity for the three months ended June 30, 2020 and 2019:

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Non controlling Interests	Total Equity
	(In thousands, except share and per share data)
Balance at December 31, 2019	$12,848	$(10,981)	$10,981	$38,854	$353,292	$(79,106)	$(51,682)	$(5,671)	$268,535	$33	$268,568
Net income (loss)					3,698				3,698	(45)	3,653
Foreign currency translation adjustment							(16,881)		(16,881)		(16,881)
Recognized net actuarial gain, net of tax provision of $31								98	98		98
Total comprehensive income									(13,085)	(45)	(13,130)
Share-based compensation				976	(43)				933		933
Purchase of 75,246 common shares						(3,980)			(3,980)		(3,980)
Issuance of 77,381 common shares	155								155		155
Common shares distributed from rabbi trust of 3,358, net		101	(101)						0		0
Cash dividends declared - $.20 per share				(83)	(963)				(1,046)		(1,046)
Balance at March 31, 2020	$13,003	$(10,880)	$10,880	$39,747	$355,984	$(83,086)	$(68,563)	$(5,573)	$251,512	$(12)	$251,500
Net income					10,481				10,481	7	10,488
Foreign currency translation adjustment							5,472		5,472		5,472
Recognized net actuarial gain, net of tax provision of $39								91	91		91
Total comprehensive income									16,044	7	16,051
Share-based compensation				612	(26)				586		586
Purchase of 60,608 common shares						(3,011)			(3,011)		(3,011)
Issuance of 603 common shares				26					26		26
Common shares issued to rabbi trust of 603, net		(30)	30						0		0
Cash dividends declared - $.20 per share					(996)				(996)		(996)
Balance at June 30, 2020	$13,003	$(10,910)	$10,910	$40,385	$365,443	$(86,097)	$(63,091)	$(5,482)	$264,161	$(5)	$264,156

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Non Controlling Interests	Total Equity
	(In thousands, except share and per share data)
Balance at December 31, 2018	$12,662	$(11,008)	$11,008	$34,401	$334,170	$(72,280)	$(53,710)	$(5,873)	$249,370	$0	$249,370
Net income					1,824				1,824		1,824
Foreign currency translation adjustment							1,353		1,353		1,353
Recognized net actuarial gain, net of tax provision of $32								93	93		93
Total comprehensive income									3,270	0	3,270
Share-based compensation				928	(36)				892		892
Purchase of 40,891 common shares						(2,294)			(2,294)		(2,294)
Issuance of 78,821 common shares	159			(18)					141		141
Common shares issued to rabbi trust of 705, net		(30)	30						0		0
Cash dividends declared - $.20 per share				(165)	(1,011)				(1,176)		(1,176)
Balance at March 31, 2019	$12,821	$(11,038)	$11,038	$35,146	$334,947	$(74,574)	$(52,357)	$(5,780)	$250,203	$0	$250,203
Net income					7,904				7,904	(38)	7,866
Foreign currency translation adjustment							1,100		1,100		1,100
Recognized net actuarial gain, net of tax provision of $31								93	93		93
Total comprehensive income									9,097	(38)	9,059
Share-based compensation				1,028	(43)				985		985
Purchase of 29,724 common shares						(1,456)			(1,456)		(1,456)
Issuance of 525 common shares	1			26					27		27
Common shares distributed from rabbi trust of 525, net		(28)	28						0		0
Cash dividends declared - $.20 per share					(1,004)				(1,004)		(1,004)
Balance at June 30, 2019	$12,822	$(11,066)	$11,066	$36,200	$341,804	$(76,030)	$(51,257)	$(5,687)	$257,852	$(38)	$257,814

NOTE E – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”).  Net periodic pension cost for this plan included the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Service cost	$90	$48	$181	$95
Interest cost	326	354	653	708
Expected return on plan assets	(556)	(488)	(1,113)	(976)
Recognized net actuarial loss	130	125	259	250
Net periodic pension cost (benefit)	$(10)	$39	$(20)	$77

No contributions were made to the Plan during the six months ended June 30, 2020.  The Company plans to contribute additional funds in the amount of $.3 million to the Plan during the third quarter of 2020.

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Unrecognized pension benefit cost	Currency Translation Adjustment	Total	Unrecognized pension benefit cost	Currency Translation Adjustment	Total
Balance at April 1	$(5,573)	$(68,563)	$(74,136)	$(5,780)	$(52,357)	$(58,137)
Other comprehensive loss before reclassifications:
(Loss) gain on foreign currency translation adjustment	0	5,472	5,472	0	1,100	1,100
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	91	0	91	93	0	93
Net current period other comprehensive income (loss)	91	5,472	5,563	93	1,100	1,193
Balance at June 30	$(5,482)	$(63,091)	$(68,573)	$(5,687)	$(51,257)	$(56,944)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at January 1	$(5,671)	$(51,682)	$(57,353)	$(5,873)	$(53,710)	$(59,583)
Other comprehensive loss before reclassifications:
Loss on foreign currency translation adjustment	0	(11,409)	(11,409)	0	2,453	2,453
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	189	0	189	186	0	186
Net current period other comprehensive income (loss)	189	(11,409)	(11,220)	186	2,453	2,639
Balance at June 30	$(5,482)	$(63,091)	$(68,573)	$(5,687)	$(51,257)	$(56,944)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE G – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Numerator
Net income	$10,481	$7,904	$14,179	$9,728
Denominator
Determination of shares
Weighted-average common shares outstanding	4,966	5,049	4,987	5,047
Dilutive effect - share-based awards	7	9	7	9
Diluted weighted-average common shares outstanding	4,973	5,058	4,994	5,056
Earnings per common share
Basic	$2.11	$1.57	$2.84	$1.93
Diluted	$2.11	$1.56	$2.84	$1.92

For the three and six-month periods ended June 30, 2020, 40,313 and 30,157 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. For both three and six-month periods ended June 30, 2019, 15,000 stock options were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

NOTE H – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	June 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	1,078	(433)	1,128	(331)
Trademarks	1,653	(1,366)	1,718	(1,358)
Technology	6,994	(1,954)	7,185	(1,708)
Customer relationships	15,462	(7,648)	15,811	(7,329)
	$29,993	$(16,207)	$30,648	$(15,532)
Indefinite-lived intangible assets
Goodwill	$27,048		$27,840

The aggregate amortization expense for other intangibles with finite lives for the three and six-month periods ended June 30, 2020 was $.4 million and $.9 million, respectively. The aggregate amortization expense for other intangibles with finite lives for the three and six-month periods ended June 30, 2019 was $.3 million and $.6 million, respectively.  Amortization expense is estimated to be $.8 million for the remaining period of 2020 and $1.5 million for each of the years 2021, 2022 and 2023 and 2024. The combined weighted-average remaining amortization period is approximately 12.8 years. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 5.5 years; land use rights, 55.3 years; trademarks, 8.5 years; technology, 10.6 years; and customer relationships, 9.9 years.

The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. The Company performs its annual impairment test for goodwill utilizing a discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit to its carrying value to assess if goodwill has been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly different. However, the Company believes that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units.  The Company’s valuation method uses Level 3 inputs under the fair value hierarchy.

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the three months ended June 30, 2020 are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2020	$3,078	$4,158	$13,442	$7,162	$27,840
Currency translation	0	(188)	(355)	(249)	(792)
Balance at June 30, 2020	$3,078	$3,970	$13,087	$6,913	$27,048

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

A summary of the RSUs outstanding under the LTIP for the six months ended June 30, 2020 is as follows:

	Restricted Share Units
	Performance and Service Required (1)	Service Required	Total Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2020	196,342	15,292	211,634	$53.68
Granted	71,539	9,547	81,086	55.63
Vested	(73,053)	0	(73,053)	54.60
Forfeited	(11,051)	(2,763)	(13,814)	61.29
Nonvested as of June 30 , 2020	183,777	22,076	205,853	$61.09

(1)	Nonvested, performance-based RSUs are reflected above at the maximum performance achievement level.

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Compensation expense related to the time-based RSUs for the three and six-month periods ended June 30, 2020 was $.1 million and $.2 million, respectively. Compensation expense related to the time-based RSUs for the three and six-month periods ended June 30, 2019 was also $.1 million and $.2 million, respectively. As of June 30, 2020, there was $.7 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 2.0 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in either operating or pre-tax income and sales growth over a requisite performance period.  Depending on the extent to which the performance criterions are satisfied under the LTIP and the Incentive Plan, the participants are eligible to earn common shares over the vesting period.  Performance-based compensation expense for the three and six-month periods ended June 30, 2020 was $.5 million and $1.3 million, respectively. Performance-based compensation expense for the three and six-month periods ended June 30, 2019 was $.9 million and $1.7 million, respectively As of June 30, 2020, the remaining compensation expense of $3.9 million for outstanding performance-based RSU’s is expected to be recognized over a period of approximately 1.7 years.

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

There were 25,500 options granted for the six-month period ended June 30, 2020 and no options granted for the six-month period ended June 30, 2019.

Stock option activity under the Company’s LTIP for six months ended June 30, 2020 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2020	31,750	$58.77
Granted	25,500	$48.13
Exercised	0	$0.00
Forfeited	(1,250)	$48.00
Outstanding (vested and expected to vest) at June 30, 2020	56,000	$54.17	7.4	$93
Exercisable at June 30, 2020	23,000	$58.68	4.0	$45

There were no stock option shares exercised during either of the six-month periods ended June 30, 2020 and 2019.

For each of the three and six-month periods ended June 30, 2020 and 2019, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million. The total compensation cost related to nonvested awards not yet recognized at June 30, 2020 is expected to be $.5 million over a weighted-average period of approximately 2.7 years.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s common shares held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of June 30, 2020, 264,886 shares have been deferred and are being held in the rabbi trust.

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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the consolidated balance sheets as of June 30, 2020 and December 31, 2019:

Description	Balance as of June 30, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts, net	$382	$0	$382	$0
Total Assets	$382	$0	$382	$0
Liabilities:
Supplemental profit sharing plan	$5,848	$0	$5,848	$0
Earn-out	196	0	0	196
Total Liabilities	$6,044	$0	$5,848	$196

Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Supplemental profit sharing plan	$6,059	$0	$6,059	$0
Earn-out	581	0	0	581
Total Liabilities	$6,640	$0	$6,059	$581

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions.  These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other operating expense - net” on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three months and six months ended June 30, 2020, the Company recognized a net loss of $.3 million and a net gain of $.9 million, respectively, on foreign currency forward contracts. There were no foreign currency contracts in place at June 30, 2019.

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives. The liability for this unfunded Supplemental Profit Sharing Plan was $5.8 million at June 30, 2020 and $6.1 million at December 31, 2019.  These amounts are recorded within Other noncurrent liabilities on the Company’s consolidated balance sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily include mutual funds.  The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

The earn-out represents the estimated fair value of additional cash consideration payable in connection with a recent acquisition that is contingent upon the achievement of certain performance milestones using expected future cash flows over the earn-out period while applying a discount rate that appropriately captures the risk associated with the obligation.  These are considered to be Level 3 inputs.  The contingent liabilities at June 30, 2020 and December 31, 2019 of $.2 million and $.6 million, respectively, are recorded in Other noncurrent liabilities on the Company’s consolidated balance sheet.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (“Topic 326”):  Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 changes how entities will measure credit losses for most financial assets and other instruments that are not measured at fair value through net income.  This update introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument.  ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company has completed its evaluation process and the January 1, 2020 adoption did not have a material impact to the Company’s consolidated financial statements for the six months ended June 30, 2020.

NOTE L – NEW ACCOUNTING STANDARDS TO BE ADOPTED

The Company considers the applicability and impact of all ASUs.  Recently issued ASUs that are not considered were assessed and determined to be not applicable in the current reporting period.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“Topic 740”), which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740 and clarifies certain other aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2020 on a prospective basis and early adoption is permitted. The Company is currently evaluating the impact of the provisions of this standard on the Company’s Consolidated Financial Statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides for temporary optional expedients and exceptions to the current guidance on certain contract modifications and hedging relationships to ease the burdens related to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) or other reference rates to alternative reference rates. The guidance is effective upon issuance and can be applied through December 31, 2022. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements.

NOTE M – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three and six months ended June 30, 2020 and 2019. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net sales
PLP-USA	$53,966	$46,369	$100,567	$87,794
The Americas	17,486	17,708	34,727	31,479
EMEA	21,048	22,610	41,408	38,244
Asia-Pacific	25,129	28,155	43,779	54,478
Total net sales	$117,629	$114,842	$220,481	$211,995
Intersegment sales
PLP-USA	$2,129	$2,166	$5,001	$4,429
The Americas	2,813	1,626	4,677	3,756
EMEA	1,156	326	1,622	563
Asia-Pacific	3,910	3,932	6,004	7,127
Total intersegment sales	$10,008	$8,050	$17,304	$15,875
Income taxes
PLP-USA	$2,025	$1,766	$2,871	$1,252
The Americas	812	870	1,445	1,046
EMEA	445	3	531	78
Asia-Pacific	115	345	1	712
Total income taxes	$3,397	$2,984	$4,848	$3,088
Net income attributable to Preformed Line Products Company shareholders
PLP-USA	$6,135	$4,278	$9,686	$4,197
The Americas	1,695	1,659	2,690	2,623
EMEA	2,247	805	2,583	1,317
Asia-Pacific	404	1,162	(780)	1,591
Total net income attributable to Preformed Line Products Company shareholders	$10,481	$7,904	$14,179	$9,728

	June 30, 2020	December 31, 2019
Assets
PLP-USA	$134,700	$127,428
The Americas	70,792	71,908
EMEA	100,903	97,126
Asia-Pacific	129,871	137,109
Total identifiable assets	$436,266	$433,571

NOTE N – INCOME TAXES

The Company’s effective tax rate was 25% and 28% for the three months ended June 30, 2020 and 2019, respectively, and 26% and 24% for the six months ended June 30, 2020 and 2019, respectively.  The higher effective tax rate for the three and six months ended June 30, 2020 and 2019 compared to the U.S. federal statutory rate of 21% was primarily due to increases in earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested, an increase in various U.S. permanent items, primarily limitations on the deductibility of executive compensation, and losses in jurisdictions where no tax benefit is realized.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  No significant changes to the valuation allowances were reflected for the periods ended June 30, 2020 or June 30, 2019.

The Company previously considered the majority of the earnings in its non-U.S. subsidiaries to be permanently reinvested and accordingly did not record any associated deferred income taxes on remittance of such earnings.  The Company intends to continue to invest most or all of these earnings, as well as its capital in these subsidiaries, indefinitely, outside of the U.S. and does not expect to incur any significant additional taxes related to such earnings.

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

The following is a rollforward of the product warranty reserve:

	Six Months Ended June 30
	2020	2019
Beginning of period balance	$1,309	$928
Additions charged to income	48	506
Warranty usage	(28)	(5)
Currency translation	(87)	1
End of period balance	$1,242	$1,430

NOTE P – DEBT ARRANGEMENTS

On April 17, 2020, the Company extended the term on its $65 million credit facility from June 30, 2021 to June 30, 2024 and added its Austrian subsidiary as a borrower on the facility.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless its funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the LIBOR spread becomes 1.500%.  At June 30, 2020, the Company’s Polish subsidiary had borrowed $6.2 million U.S. dollars at a rate of 1.125% plus the Warsaw Interbank Offer Rate with a term expiring June 30, 2024.  At June 30, 2020, the Company’s Australian subsidiary had borrowed $5.2 million U.S. dollars, also with a term expiring June 30, 2024.  At June 30, 2020, the interest rates on the U.S., Polish and Australian line of credit agreement were 1.287%, 1.365% and 1.225%, respectively.  Under the credit facility, at June 30, 2020, the Company had utilized $37.5 million with $27.5 million available under the line of credit, net of long-term outstanding letters of credit of $.1 million.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability. At June 30, 2020, the Company was in compliance with these covenants.

On February 28, 2019, the Company acquired its Austrian subsidiary, SubCon Electrical Fittings GmbH (“SubCon”), headquartered in Dornbirn, Austria.  The Company’s Austrian subsidiary had a 1.0 million euros, or $1.1 million U.S. dollars line of credit with a term expiration of May 31, 2021 with the option to renew for an additional twelve months indefinitely.  On June 26 2020, the Company’s Austrian subsidiary borrowed $.6 million on the Company’s line of credit at an interest rate of 1.315%.  The proceeds were used to repay the previously outstanding local line of credit.  At repayment, the local line of credit was cancelled.

On April 25, 2019, the Company borrowed $8.0 million U.S. dollars on behalf of its Indonesian subsidiary at a rate of 3.501% with a term expiring on April 30, 2024.  At June 30, 2020, $7.1 million was outstanding on this debt facility, of which $.8 million is classified as current.

On August 14, 2019, the Company’s New Zealand subsidiary borrowed $5.3 million U.S. dollars at a rate of 3.900% with a term expiring on August 26, 2021.  At June 30, 2020, $4.9 million was outstanding on this facility, of which $.5 million is classified as current.  This loan is secured by the Company’s New Zealand subsidiary’s land and building.

For the periods ended June 30, 2020 and December 31, 2019, the Company’s Asia Pacific segment had none and $.3 million, respectively, in restricted cash used to secure bank debt.  The restricted cash is shown on the balance sheet in Other assets.

NOTE Q – LEASES

The Company regularly enters into leases in the normal course of business.  As of June 30, 2020, the leases in effect were related to land, buildings, vehicles, office equipment and other production equipment under operating leases with lease terms of up to 99 years.  The Company often has the option to renew lease terms for buildings and other assets.  The exercise of lease renewal options are generally at the Company’s sole discretion.  In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion.  The Company evaluates renewal and termination options at the lease commencement date to determine if the Company is reasonably certain to exercise the option on the basis of economic factors.  The weighted average remaining lease term for the Company’s operating and financing leases as of June 30, 2020 was 17.1 and 2.8 years, respectively.

Lease expense is recognized for these leases on a straight-line basis over the lease term with variable lease payments recognized in the period those payments are incurred.  The components of operating and finance lease costs are recognized in Costs and expenses and Interest expense, respectively, on the Company’s Consolidated Statements of Income.  The Company’s operating and finance lease costs for the six months ended June 30, 2020 were as follows:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Components of lease expense
Operating lease cost	$1,442	$1,479

Finance lease cost
Amortization of right-of-use assets	32	34
Interest on lease liabilities	5	6
Total lease cost	$1,479	$1,519

The discount rate implicit within each lease is often not determinable and, therefore, the Company establishes the discount rate based on its incremental borrowing rate.  The incremental borrowing rate for the Company’s leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral.  The weighted average discount rate used to measure the Company’s operating and finance lease liabilities as of June 30, 2020 was 4.63% and 4.21%, respectively.

Future maturities of the Company’s lease liabilities as of June 30, 2020 are as follows:

	Operating Leases	Finance Leases
2020	$1,322	$61
2021	2,326	60
2022	1,840	40
2023	1,300	36
2024 and thereafter	9,814	6
Total lease payments	$16,602	$203
Less amount of lease payment representing interest	5,790	11
Total present value of lease payments	$10,812	$192

The total minimum sublease rentals under noncancelable subleases to be received through 2023 is $3.1 million.

Supplemental cash flow information related to leases for the six-month period ended June 30, 2020 was as follows:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating and financing leases	$1,346	$3,682
Financing cash flows from finance leases	57	49

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

On February 28, 2019, the Company acquired 100% of SubCon.  Subcon is headquartered in Dornbirn, Austria with manufacturing operations in Brno, Czech Republic.  The acquisition of SubCon will strengthen the Company’s position in the global substation market and will expand its operational presence in Europe.  The total purchase price was $10.1 million in cash, net of $1.9 million in cash acquired.  The purchase price was predominantly allocated to Goodwill of $6.6 million and Intangible assets of $4.7 million with useful lives ranging from 10 to 11 years.  SubCon’s overall purchase price included an estimated contingent liability of $.6 million for an earn-out consideration with a potential maximum payment of 4.0 million Euros that will be considered for remeasurement during each reporting period as the operating results of SubCon are evaluated during each reporting period based upon operating results over a four year period.  At June 30, 2020, the current earnout value of $.2 million is recorded in Other noncurrent liabilities on the Company’s consolidated balance sheet.

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

The operating results and financial position of both SubCon and MICOS Telcom are included in the Company’s EMEA reportable segment as of their respective dates of acquisition.  Pro-forma results of the Company’s consolidated operations for the three and six-month periods ended June 30, 2020 and 2019 would not have been materially different from reported results and are, therefore, not presented.

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

We report our segments in four geographic regions: PLP-USA (including corporate), The Americas (includes operations in North and South America without PLP-USA), EMEA (Europe, Middle East & Africa) and Asia-Pacific in accordance with accounting standards codified in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, Segment Reporting. Each segment distributes a full range of our primary products. Our PLP-USA segment is comprised of our U.S. operations manufacturing our traditional products primarily supporting our domestic energy, communications and special industries products. Our other three segments, The Americas, EMEA and Asia-Pacific, support our energy, communications and special industries products in each respective geographical region.

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

The following discussion describes our results of operations for the three and six months ended June 30, 2020. The first quarter of 2020 saw the global outbreak of a novel strain of coronavirus (“COVID-19”), which in the latter part of the quarter created significant global economic disruption.  While the recent outbreak did not have a material impact on our reported results for the reported periods, it created challenges for us in countries that were the earliest to be impacted by the pandemic, namely our Asia-Pacific business segment. Due to restrictions on our operations, the operations of our customers and the global supply chain, we are actively monitoring its impact on future periods.

As the virus spread, we took action to protect the health and safety of our employees while we maintained critical operations to protect our customers and suppliers.  Currently, many of our customers are considered “essential” and are open for business, although maybe in a limited capacity, which has slowed demand into the second quarter. Nearly all of our North American plants have remained operational and only some of our international plants were closed temporarily. While there are some restrictions to the supply of products globally and those restrictions may continue or expand to other regions, our global supply chain currently remains strong.

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

While we expect the COVID-19 outbreak will continue to have an adverse impact on our business, the businesses of our customers and the global economy, we cannot predict the duration or scope of the COVID-19 pandemic or the magnitude of its impact on our business and results of operations. The extent of any future impact is dependent upon several factors including those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2020 and the Company’s Quarterly Report on Form 10-Q file with the SEC on May 1, 2020.  In addition, the impact of COVID-19 could potentially exacerbate other risks discussed, any of which could have a material adverse effect on the Company.

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies strengthen against the U.S. dollar, our sales and costs increase as the foreign currency-denominated financial statements translate into more U.S. dollars, and, conversely, when foreign currencies weaken, our sales and costs decrease upon translation into U.S. dollars. The fluctuations of foreign currencies during the three and six months ended June 30, 2020 had a $7.1 million and $11.3 million unfavorable effect, respectively, on net sales compared to the same period in 2019. There was a $.5 million and a $.7 million unfavorable effect, respectively, on net income for the three and six months ended June 30, 2020 as compared to the prior year. On a reportable segment basis, the impact of foreign currency on net sales and net income for the three and six months ended June 30, 2020 was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income
(Thousands of dollars)	Three Months	Six Months	Three Months	Six Months
The Americas	$(4,936)	$(7,368)	$(485)	$(626)
EMEA	(1,156)	(1,904)	(48)	(96)
Asia-Pacific	(1,009)	(2,020)	11	23
Total	$(7,101)	$(11,292)	$(522)	$(699)

The operating results for the three months ended June 30, 2020 are compared to the same period in 2019. Net sales for the three months ended June 30, 2020 of $117.6 million increased $2.8 million, or 2%, compared to 2019.  As a percentage of net sales, gross profit increased to 33.6% in 2020 from 32.9% in 2019.  Gross profit for the three-month periods ended June 30, 2020 and 2019 was $39.6 million and $37.8 million, respectively.  Excluding the unfavorable impact of foreign currency translation, gross profit increased $4.0 million, or 11%, compared to 2019.  Costs and expenses of $24.8 million decreased $1.9 million compared to 2019 and included a favorable impact from currency translation of $1.4 million.  Operating income for the three months ended June 30, 2020 was $14.8 million, an increase of $3.7 million compared to 2019. Net income for the three months ended June 30, 2020 of $10.5 million increased $2.6 million compared to the three months ended June 30, 2019.  The effect of currency translation had a $.9 million and a $.5 million negative impact on operating income and net income, respectively.

The operating results for the six months ended June 30, 2020 are compared to the same period in 2019. Net sales for the six months ended June 30, 2020 of $220.5 million increased $8.5 million, or 4%, compared to 2019.  As a percentage of net sales, gross profit increased to 32.9% in 2020 from 30.7% in 2019.  Gross profit for the six-month periods ended June 30, 2020 and 2019 was $72.5 million and $65.1 million, respectively.  Excluding the unfavorable impact of foreign currency translation, gross profit increased $10.8 million, or 17%, compared to 2019.  Costs and expenses of $53.0 million increased $1.1 million compared to 2019 and included a favorable impact from currency translation of $2.4 million.  Operating income for the six months ended June 30, 2020 was $19.5 million, an increase of $6.3 million compared to 2019. Net income for the six months ended June 30, 2020 of $14.2 million increased $4.5 million compared to the six months ended June 30, 2019.  The year-to-date effect of currency translation had a $1.1 million and a $.7 million negative impact on operating income and net income, respectively.

The following table reflects the impact of foreign currency fluctuations on operating income for the three and six-month periods ended June 30, 2020 and 2019:

	Foreign Currency Impact
	Three Months Ended June 30		Six Months Ended June 30
(Thousands of dollars)	2020	2019	2020	2019
Operating income	$14,807	$11,115	$19,451	$13,161
Translation loss	885	0	1,131	0
Transaction loss (gain)	(400)	(109)	1,392	(129)
Net loss (gain) on forward currency contracts	221	0	(904)	0
Operating income excluding currency impact	$15,513	$11,006	$21,974	$13,032

Despite the constant changes in the current global economy, and aside from the uncertainty created by the COVID-19 outbreak, we believe our business fundamentals and our financial position are sound and that we are strategically well-positioned. We remain focused on assessing our business structure, global facilities and overall capacity in conjunction with the requirements of local manufacturing in the markets that we serve. If necessary, we will modify redundant processes and utilize our global manufacturing network to manage costs, increase sales volumes and deliver value to our customers. We have continued to invest in the business to expand into new markets for the Company, improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 27.6% and can borrow needed funds at a competitive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THREE MONTHS ENDED JUNE 30, 2019

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended June 30, 2020 and 2019. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended June 30
(Thousands of dollars)	2020		2019		Change
Net sales	$117,629	100.0%	$114,842	100.0%	$2,787
Cost of products sold	78,063	66.4	77,035	67.1	1,028
GROSS PROFIT	39,566	33.6	37,807	32.9	1,759
Costs and expenses	24,759	21.0	26,692	23.2	(1,933)
OPERATING INCOME	14,807	12.6	11,115	9.7	3,692
Other expense - net	(922)	(0.8)	(265)	(0.2)	(657)
INCOME BEFORE INCOME TAXES	13,885	11.8	10,850	9.4	3,035
Income tax expense	3,397	2.9	2,984	2.6	413
NET INCOME	10,488	8.9	7,866	6.8	2,622
Add: Net adjustment attributable to noncontrolling interests	(7)	(0.0)	38	0.0	(45)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$10,481	8.9%	$7,904	6.9%	$2,577

Net sales. Net sales were $117.6 million for the three months ended June 30, 2020, an increase of $2.8 million, or 2%, from the three months ended June 30, 2019.  Excluding the unfavorable effect of currency translation, net sales for the three months ended June 30, 2020 increased $9.9 million compared to the same period in 2019, or 9%, as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2020	2019	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$53,966	$46,369	$7,597	$0	$7,597	16%
The Americas	17,486	17,708	(222)	(4,936)	4,714	27
EMEA	21,048	22,610	(1,562)	(1,156)	(405)	(2)
Asia-Pacific	25,129	28,155	(3,026)	(1,009)	(2,018)	(7)
Consolidated	$117,629	$114,842	$2,787	$(7,101)	$9,888	9%

The year-over-year increase in PLP-USA net sales of $7.6 million, or 16%, was primarily due to a volume increase in energy product sales. International net sales for the three months ended June 30, 2020 experienced an unfavorable impact of $7.1 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation.  The Americas net sales of $17.5 million increased $4.7 million, or 27%, primarily due to a volume increase in energy product sales. EMEA net sales of $21.0 million decreased $.4 million, or 2%, primarily due to a volume decrease in energy and communications product sales within the region, slightly offset by additional incremental sales from a newly acquired business in the prior year.  In Asia-Pacific, net sales of $25.1 million decreased $2.0 million, or 7%, compared to 2019 primarily due to a combined volume decrease in communications and special industries products mostly as a result of the disruption to the global economy caused by the COVID-19 pandemic.

Gross profit. Gross profit was $39.6 million and $37.8 million for the three-month periods ended June 30, 2020 and 2019, respectively.  Excluding the unfavorable effect of currency translation, gross profit increased $4.0 million, or 11%, as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2020	2019	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$20,370	$18,589	$1,781	$0	$1,781	10%
The Americas	5,876	5,844	32	(1,625)	1,657	36
EMEA	7,641	6,334	1,307	(404)	1,711	30
Asia-Pacific	5,679	7,040	(1,361)	(215)	(1,146)	(23)
Consolidated	$39,566	$37,807	$1,759	$(2,244)	$4,003	11%

PLP-USA gross profit of $20.4 million increased $1.8 million compared to the same period in 2019 as a result of increased sales volume combined with a product sales mix shift to higher margin product and continued cost containment within material, labor and manufacturing expense.  International gross profit for the three months ended June 30, 2020 was unfavorably impacted by $2.2 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $1.7 million was primarily the result of a $4.7 million increase in sales combined with a product margin improvement in the region due to sales product mix.  Despite a decrease in net sales, EMEA gross profit increased $1.7 million, mainly as a result of a shift to higher sales volume in higher margin products. Asia-Pacific gross profit decreased $1.1 million primarily as a result of a year-over-year reduction in sales volume and the negative impact related to the COVID-19 pandemic.

Costs and expenses. Costs and expenses of $25.8 million for the three months ended June 30, 2020 decreased $1.9 million, or 7%.  Excluding the favorable effect of currency translation, costs and expenses decreased $.6 million, or 2%, as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2020	2019	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$11,617	$12,235	$(618)	$0	$(618)	(5)%
The Americas	3,182	3,401	(219)	(838)	619	18
EMEA	4,956	5,610	(654)	(300)	(354)	(6)
Asia-Pacific	5,004	5,446	(442)	(221)	(221)	(4)
Consolidated	$24,759	$26,692	$(1,933)	$(1,359)	$(574)	(2)%

PLP-USA costs and expenses of $11.6 million for the three months ended June 30, 2020 decreased $.6 million compared to 2019 mainly due to $.6 million of lower travel and entertainment expenses and $.2 million of lower professional fees, which were partially offset by higher combined personnel-related costs and miscellaneous decreases of $.2 million.  On a consolidated basis, costs and expenses for the three months ended June 30, 2020 were favorably impacted by $1.4 million when local currencies were translated to U.S. dollars.  The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $3.2 million increased $.6 million for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to a $.2 million increase in personnel-related expenses and an increase in foreign currency exchange losses of $.3 million, combined with higher commissions of $.1 million.  EMEA costs and expenses of $5.0 million decreased $.4 million mainly due to lower travel and entertainment expenses of $.2 million, lower professional fees of $.2 and decreased personnel-related expenses of $.1 million.  These decreases were offset by the remaining incremental costs incurred with our acquired businesses.  Asia-Pacific costs and expenses of $5.0 million decreased $.2 million. This decrease was primarily due to a decrease in combined personnel-related and travel and entertainment expenses of $.2 million.

Other income (expense). Other expense for the three-month periods ended June 30, 2020 and 2019 was $.9 million and $.3 million, respectively.

Income taxes. Income taxes for the three months ending June 30, 2020 and 2019 were $3.4 million and $3.0 million, respectively, based on pre-tax income of $13.9 million and $10.9 million, respectively. The effective tax rate for the three-month periods ending June 30, 2020 and 2019 was 25% and 28%, respectively, compared to the U.S. federal statutory rate of 21%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions.  It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate:

2020:

1.	A $.4 million, or 3%, net increase resulting from U.S. permanent items, primarily related to limitations on the deductibility of executive compensation.
2.	A $.1 million, or 1%, increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

2019:

1.	A $.6 million, or 5%, net increase resulting from U.S. permanent items, primarily related to limitations on the deductibility of executive compensation.

2.	A $.2 million, or 2%, increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

Net income. As a result of the preceding items, net income for the three months ended June 30, 2020 was $10.5 million, compared to $7.9 million for the three months ended June 30, 2019, an increase of $2.6 million as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2020	2019	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$6,135	$4,278	$1,857	$0	$1,857	43%
The Americas	1,695	1,659	36	(485)	521	26
EMEA	2,247	805	1,442	(48)	1,490	185
Asia-Pacific	404	1,162	(758)	11	(769)	(150)
Consolidated	$10,481	$7,904	$2,577	$(522)	$3,099	39%

PLP-USA’s net income for the three months ended June 30, 2020 increased $1.9 million compared to the same period in 2019, primarily due to an increase in operating income of $2.4, partially offset by a decrease in other income of $.2 million combined with an increase in income taxes of $.3 million.  The following discussion of net income excludes the effect of currency translation.  The Americas net income increased $.5 million as a result of a $1.0 million increase in operating income, partially offset by higher income taxes of $.2 million combined with an increase in other non-operating expense of $.3 million. EMEA net income increased $1.5 million as a result of a $2.0 million increase in operating income, partially offset by a $.5 million year-over-year increase in income tax expense. Asia-Pacific net income decreased $.8 million due to a $.8 million decrease in operating income and an increase in other expense of $.2 million, partially offset by a decrease in income tax expense of $.2 million.

PLP’s EMEA segment incurred a net adjustment attributable to noncontrolling interests of less than $.1 million, which when added back to net income, resulted in an immaterial change to net income attributable to PLP Shareholders.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO SIX MONTHS ENDED JUNE 30, 2019

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the six months ended June 30, 2020 and 2019. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended June 30
(Thousands of dollars)	2020		2019		Change
Net sales	$220,481	100.0%	$211,995	100.0%	$8,486
Cost of products sold	148,005	67.1	146,923	69.3	1,082
GROSS PROFIT	72,476	32.9	65,072	30.7	7,404
Costs and expenses	53,025	24.0	51,911	24.5	1,114
OPERATING INCOME	19,451	8.8	13,161	6.2	6,290
Other expense—net	(462)	(0.2)	(383)	(0.2)	(79)
INCOME BEFORE INCOME TAXES	18,989	8.6	12,778	6.0	6,211
Income tax expense	4,848	2.2	3,088	1.5	1,760
NET INCOME	$14,141	6.4%	$9,690	4.6%	$4,451
Net adjustment attributable to noncontrolling interests	38	0.0	38	0.0	0
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$14,179	6.4%	$9,728	4.6%	$4,451

Net sales. Net sales were $220.5 million for the six months ended June 30, 2020, an increase of $8.5 million, or 4%, from the six months ended June 30, 2019.  Excluding the unfavorable effect of currency translation, net sales for the six months ended June 30, 2020 increased $19.8 million compared to the same period in 2019, or 9%, as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2020	2019	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$100,567	$87,794	$12,773	$0	12,773	15%
The Americas	34,727	31,479	3,248	(7,368)	10,616	34
EMEA	41,408	38,244	3,164	(1,904)	5,068	13
Asia-Pacific	43,779	54,478	(10,699)	(2,020)	(8,679)	(16)
Consolidated	$220,481	$211,995	$8,486	$(11,292)	$19,778	9%

The year-over-year increase in PLP-USA net sales of $12.8 million, or 15%, was primarily due to a volume increase in energy product sales. International net sales for the six months ended June 30, 2020 experienced an unfavorable impact of $11.3 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation.  The Americas net sales of $34.7 million increased $10.6 million, or 34%, primarily due to a volume increase in energy product sales. EMEA net sales of $41.4 million increased $5.1 million, or 13%, primarily due to a volume increase in energy and communications product sales within the region, including the remaining incremental sales from the newly acquired businesses.  In Asia-Pacific, net sales of $43.8 million decreased $8.7 million, or 16%, compared to 2019 primarily due to a combined volume decrease in the energy, communications and special industries products mostly as a result of the disruption to the global economy caused by the COVID-19 pandemic.

Gross profit. Gross profit was $72.5 million and $65.1 million for the six-month periods ended June 30, 2020 and 2019, respectively.  Excluding the unfavorable effect of currency translation, gross profit increased $10.8 million, or 17%, as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2020	2019	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$37,767	$30,605	$7,162	$0	$7,162	23%
The Americas	11,121	9,915	1,206	(2,399)	3,605	36
EMEA	13,600	10,924	2,676	(566)	3,242	30
Asia-Pacific	9,988	13,628	(3,640)	(475)	(3,165)	(23)
Consolidated	$72,476	$65,072	$7,404	$(3,440)	$10,844	17%

PLP-USA gross profit of $37.8 million increased $7.2 million compared to the same period in 2019 as a result of increased sales volume of $12.8 million combined with a product sales mix shift to higher margin product and continued cost containment within material, labor and manufacturing expense.  International gross profit for the six months ended June 30, 2020 was unfavorably impacted by $3.4 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $3.6 million was primarily the result of a $10.6 million increase in sales combined with a product margin improvement in the region due to sales product mix.  EMEA gross profit increased $3.2 million, mainly as a result of increased sales volume. Asia-Pacific gross profit decreased $3.2 million primarily as a result of a year-over-year reduction in sales volume and the negative impact related to the COVID-19 pandemic.

Costs and expenses. Costs and expenses of $53.0 million for the six months ended June 30, 2020 increased $1.1 million, or 2%.  Excluding the favorable effect of currency translation, costs and expenses increased $3.5 million, or 7%, as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2020	2019	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$25,321	$24,669	$652	$0	$652	3%
The Americas	6,712	6,391	321	(1,371)	1,692	26
EMEA	10,556	9,667	889	(504)	1,393	14
Asia-Pacific	10,436	11,184	(748)	(480)	(268)	(2)
Consolidated	$53,025	$51,911	$1,114	$(2,355)	$3,469	7%

PLP-USA costs and expenses of $25.3 million for the six months ended June 30, 2020 increased $.7 million compared to 2019 mainly due to $1.1 million of higher personnel-related expenses combined with an increase in miscellaneous net expense of $.1 million, partially offset by a decrease in professional fees of $.6 million. On a consolidated basis, costs and expenses for the six months ended June 30, 2020 were favorably impacted by $2.4 million when local currencies were translated to U.S. dollars.  The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $6.7 million increased $1.7 million for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to a $.7 million increase in personnel-related expenses and an increase in foreign currency exchange losses of $.8 million combined with net increases in miscellaneous expenses of $.2 million.  EMEA costs and expenses of $10.6 million increased $1.4 million mainly due to incremental costs incurred with our acquired businesses.  Asia-Pacific costs and expenses of $10.4 million decreased $.3 million. This decrease was primarily due to a decrease in combined personnel-related and travel and entertainment expenses.

Other income (expense). Other expense for the six-month periods ended June 30, 2020 and 2019 was $.5 million and $.4 million, respectively.

Income taxes. Income taxes for the six months ending June 30, 2020 and 2019 were $4.8 million and $3.1 million, respectively, based on pre-tax income of $19.0 million and $12.8 million, respectively. The effective tax rate for the six-month periods ending June 30, 2020 and 2019 was 26% and 24%, respectively, compared to the U.S. federal statutory rate of 21%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions.  It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate:

2020:

1.	A $.5 million, or 3%, net increase resulting from U.S. permanent items, primarily related to limitations on the deductibility of executive compensation.
2.	A $.4 million, or 2%, increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

2019:

1.	A $.2 million, or 1%, net increase resulting from U.S. permanent items, primarily related to limitations on the deductibility of executive compensation.

2.	A $.3 million, or 2%, increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate.

Net income. As a result of the preceding items, net income for the six months ended June 30, 2020 was $14.2 million, compared to $9.7 million for the six months ended June 30, 2019, an increase of $4.5 million as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2020	2019	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$9,686	$4,197	$5,489	$0	$5,489	131%
The Americas	2,690	2,623	67	(626)	693	26
EMEA	2,583	1,279	1,304	(96)	1,400	109
Asia-Pacific	(780)	1,591	(2,371)	23	(2,394)	(150)
Consolidated	$14,179	$9,690	$4,489	$(699)	$5,188	54%

PLP-USA’s net income for the six months ended June 30, 2020 increased $5.5 million compared to the same period in 2019, primarily due to an increase in operating income of $6.5 million combined with an increase in other income of $.6 million, partially offset by an increase in income taxes of $1.6 million.  The following discussion of net income excludes the effect of currency translation.  The Americas net income increased $.7 million as a result of a $1.9 million increase in operating income, partially offset by higher income taxes of $.7 million combined with an increase in other non-operating expense of $.5 million.  EMEA net income increased $1.4 million as a result of a $1.9 million increase in operating income, partially offset by a $.5 million year-over-year increase in income tax expense. Asia-Pacific net income decreased $2.4 million due to a $2.8 million decrease in operating income and an increase in other expense of $.3 million, partially offset by a decrease in income tax expense of $.7 million.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first six months of 2020, we used cash of $11.8 million for capital expenditures. We ended the first six months of 2020 with $36.5 million of cash, cash equivalents and restricted cash (“Cash”). Our Cash is held in various locations throughout the world. At June 30, 2020, the majority of our Cash was held outside the United States (“U.S.”). We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future operating cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt, including notes payable, at June 30, 2020 was $72.8 million.  At June 30, 2020, our unused availability under our line of credit was $27.5 million and our bank debt to equity percentage was 27.6%.  On April 17, 2020, we further extended the term to June 30, 2024. All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless our funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the LIBOR spread becomes 1.500%.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and funded debt-to-earnings before interest, taxes, depreciation and amortization along with an interest coverage ratio. The net worth and profitability requirements are calculated based on the line of credit agreement. At June 30, 2020 and December 31, 2019, we were in compliance with these covenants.

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

Sources and Uses of Cash

Cash decreased $5.1 million compared to the same period in 2019.  Net Cash provided by operating activities was $9.2 million. The most significant net investing and financing uses of Cash in the six months ended June 30, 2020 were payments of long-term debt of $36.7 million, capital expenditures of $11.8 million, share repurchases of $7.0 million and dividends paid of $2.2 million, partially offset by net debt and notes payable proceeds of $46.3 million. Currency had a negative $.8 million impact on Cash when translating foreign denominated financial statements to U.S. dollars.

Net Cash provided from operating activities for the six months ended June 30, 2020 was $9.2 million compared to $5.8 million of cash generated in the comparable prior year six-month period. The $3.4 million increase was primarily a result of an increase in in net income of $4.5 million combined with an increase in cash provided by non-cash items of $.8 million, partially offset by an increase in Cash usage for operating assets (net of operating liabilities) of $1.9 million.

Net Cash used in investing activities of $11.8 million for the six months ended June 30, 2020 decreased $19.6 million when compared to Cash used in investing activities in the six months ended June 30, 2019 of $31.5 million. The change was primarily related to Cash used in the prior year to fund the SubCon and MICOS acquisitions, net of Cash, of $19.0 million combined with cash used to purchase marketable securities of $.5 million during the six months ended June 30, 2019 and a year-over-year decrease in capital expenditures of $.1 million.

Cash provided by financing activities for the six months ended June 30, 2020 was $.7 million compared to $24.7 million for the six months ended June 30, 2019. The $24.0 million reduction was primarily the result of a net decrease in net debt borrowings and payments in 2020 compared to 2019 of $21.0 million and an increase in net share repurchases and issuances of $3.0 million.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

See Note K of the Notes to the Consolidated Financial Statements

NEW ACCOUNTING STANDARDS TO BE ADOPTED

See Note L of the Notes to the Consolidated Financial Statements

FORWARD LOOKING STATEMENTS

Cautionary Statement for “Safe Harbor” Purposes Under The Private Securities Litigation Reform Act of 1995

This Form 10-Q and other documents we file with the SEC contain forward-looking statements regarding the Company’s and management’s beliefs and expectations. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance (as opposed to historical items) and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the Company’s control. Such uncertainties and factors could cause the Company’s actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:

•

The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the U.S, Canada, Australia and Western Europe and may grow slowly or experience prolonged delay in developing regions despite expanding power needs;

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
•

The cost, availability and quality of raw materials required for the manufacture of products and any tariffs that may be associated with the purchase of these products. The Company’s supply chain has and could continue to be disrupted by the COVID-19 pandemic which could have a material, adverse effect on the ability to secure raw materials and supplies;

•	Strikes, labor disruptions and other fluctuations in labor costs;
•	Changes in significant government regulations affecting environmental compliances or other litigation matters;
•	Security breaches or other disruptions to the Company’s information technology structure;
•	The telecommunication market’s continued deployment of Fiber-to-the-Premises; and
•

Those factors described under the heading “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 which was filed on March 6, 2020 and in Item 1A of Part II of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020. The impact of COVID-19 could potentially exacerbate other risks discussed, any of which could have a material impact on the Company. The situation continues to change rapidly and additional impacts may arise that the Company is not aware of currently.

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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%.  As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar.  The remeasurement impact to the three and six-month periods ended June 30, 2020 was immaterial and is included in the Company’s consolidated financial statements.

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

The Company is exposed to market risk, including changes in interest rates and foreign exchange rates since we conduct business in a variety of foreign currencies. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of long-term borrowings, which includes the current portion, of $60.4 million at June 30, 2020. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.7 million for the six months ended June 30, 2020.

As discussed elsewhere in this report, the recent outbreak of COVID-19 could negatively impact the Company’s business and results of operations. Since we cannot predict the duration or scope of the COVID-19 pandemic, the potential negative financial impact to the Company’s results cannot be reasonably estimated but could be material.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) of the Securities and Exchange Act of 1934, as amended, during the six-month period ended June 30, 2020 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 6, 2020 and the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020. In addition, the impact of COVID-19 could potentially exacerbate other risks discussed, any of which could have a material adverse effect on the Company. The situation continues to change rapidly and additional impacts may arise that the Company is not aware of currently.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 16, 2020, the Board of Directors authorized a plan to repurchase up to an additional 235,625 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three months ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April	19,803	$48.06	19,803	230,197
May	25,069	49.60	44,872	205,128
June	16,339	49.92	61,211	188,789
Total	61,211

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

The Company entered into a separation agreement with the Company’s former Vice-President Finance and Treasurer in connection with his departure from the Company on April 9, 2020.  Pursuant to the separation agreement, he is entitled to six months of base salary and to receive a prorated portion of his annual cash incentive award to the extent the Company achieves the performance metrics established by the Compensation Committee upon the conclusion of the current fiscal year.  The separation agreement also includes a release of claims and certain other covenants.

ITEM 6. EXHIBITS

10.1	Amended and Restated Loan Agreement, dated April 17, 2020, between the Company and PNC Bank, National Association, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data (embedded with the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2020	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2020	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(Principal Accounting Officer)