Form 10-Q
period 2020-09-30
PREFORMED LINE PRODUCTS CO
filed 2020-10-30
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of common shares outstanding as of October 26, 2020: 4,914,543.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $2.00 per share	PLPC	NASDAQ

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$41,248	$38,929
Accounts receivable, less allowances of $3,536 ($3,849 in 2019)	96,712	83,517
Inventories - net	94,315	95,718
Prepaids	8,336	6,921
Prepaid taxes	2,794	2,601
Other current assets	2,517	4,289
TOTAL CURRENT ASSETS	245,922	231,975
Property, plant and equipment - net	134,440	124,018
Operating lease, right-of-use assets	12,762	12,453
Intangibles - net	13,926	15,116
Goodwill	27,689	27,840
Deferred income taxes	6,515	7,564
Other assets	10,787	14,605
TOTAL ASSETS	$452,041	$433,571
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$30,299	$28,282
Notes payable to banks	15,582	8,696
Operating lease liabilities, current	2,214	2,062
Current portion of long-term debt	7,198	3,354
Accrued compensation and amounts withheld from employees	17,764	11,817
Accrued expenses and other liabilities	14,931	16,718
Accrued profit-sharing and other benefits	6,484	7,213
Dividends payable	1,256	1,173
Income taxes payable	2,467	1,758
TOTAL CURRENT LIABILITIES	98,195	81,073
Long-term debt, less current portion	45,220	53,722
Unfunded pension obligation	4,384	5,278
Operating lease liabilities, non-current	8,528	8,246
Deferred income taxes	2,890	3,116
Other noncurrent liabilities	13,246	13,568
SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 4,914,543 and 4,992,979 issued and outstanding, at September 30, 2020 and December 31, 2019, respectively	13,013	12,848
Common shares issued to rabbi trust, 265,508 and 267,641 shares at September 30, 2020 and December 31, 2019, respectively	(10,940)	(10,981)
Deferred compensation liability	10,940	10,981
Paid-in capital	42,047	38,854
Retained earnings	377,384	353,292
Treasury shares, at cost, 1,592,027 and 1,431,235 shares at September 30, 2020 and December 31, 2019, respectively	(87,320)	(79,106)
Accumulated other comprehensive loss	(65,549)	(57,353)
TOTAL PREFORMED LINE PRODUCTS, COMPANY SHAREHOLDERS’ EQUITY	279,575	268,535
Noncontrolling interest	3	33
TOTAL SHAREHOLDERS’ EQUITY	279,578	268,568
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$452,041	$433,571

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
(Amounts in thousands of dollars, except earnings per share data)
Net sales	$127,463	$119,217	$347,944	$331,212
Cost of products sold	82,549	79,874	230,554	226,798
GROSS PROFIT	44,914	39,343	117,390	104,414
Costs and expenses
Selling	8,884	9,410	26,228	26,868
General and administrative	14,037	13,275	39,903	38,486
Research and engineering	4,541	4,240	12,950	12,809
Other operating expense - net	562	775	1,969	1,447
	28,024	27,700	81,050	79,610
OPERATING INCOME	16,890	11,643	36,340	24,804
Other income (expense)
Interest income	36	211	226	613
Interest expense	(504)	(735)	(1,932)	(1,688)
Other income (expense) - net	998	138	1,775	306
	530	(386)	69	(769)
INCOME BEFORE INCOME TAXES	17,420	11,257	36,409	24,035
Income tax expense	4,458	3,213	9,306	6,302
NET INCOME	$12,962	$8,044	$27,103	$17,733
Net income (loss) attributable to noncontrolling interests	(8)	(93)	30	(54)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$12,954	$7,951	$27,133	$17,679
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,917	5,024	4,963	5,039
Diluted	5,011	5,119	4,998	5,077
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$2.63	$1.58	$5.47	$3.51
Diluted	$2.59	$1.55	$5.43	$3.48

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
(Thousands of dollars)
Net income	$12,962	$8,044	$27,103	$17,733
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	2,949	(5,897)	(8,460)	(3,444)
Recognized net actuarial gain (net of tax provision of $23 and $32 for the three months ended September 30, 2020 and 2019, respectively). Recognized net actuarial gain (net of tax provision of $84 and $95 for the nine months ended September 30, 2020 and 2019, respectively).	75	108	264	294
Other comprehensive (income) loss, net of tax	3,024	(5,789)	(8,196)	(3,150)
Comprehensive (income) loss attributable to noncontrolling interests	(8)	(93)	30	(54)
Comprehensive income attributable to Preformed Line Products Company shareholders	$15,978	$2,162	$18,937	$14,529

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
	2020	2019
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$27,103	$17,733
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	10,080	9,844
Provision for accounts receivable allowances	1,374	1,327
Provision for inventory reserves	1,718	1,288
Deferred income taxes	1,064	(1,503)
Share-based compensation expense	3,046	3,344
Gain (loss) on sale of property and equipment	15	(47)
Other - net	(9)	(35)
Changes in operating assets and liabilities
Accounts receivable	(17,620)	(12,865)
Inventories	(27)	(6,891)
Trade accounts payable and accrued liabilities	9,555	11,591
Income taxes - net	864	1,880
Contributions to company pension plan	(330)	0
Other - net	(3,276)	(4,997)
NET CASH PROVIDED BY OPERATING ACTIVITIES	33,557	20,669
INVESTING ACTIVITIES
Capital expenditures	(24,219)	(21,950)
Proceeds from the sale of property and equipment	0	48
Purchase of marketable securities	0	(496)
Proceeds from marketable securities	0	2,309
Purchase of company owned life insurance policy	0	(2,309)
Acquisition, net of cash acquired	0	(18,894)
NET CASH USED IN INVESTING ACTIVITIES	(24,219)	(41,292)
FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	8,642	(1,478)
Proceeds from long-term debt	68,789	70,730
Payments of long-term debt	(72,693)	(41,578)
Dividends paid	(3,188)	(3,226)
Proceeds from issuance of common shares	174	29
Purchase of common shares for treasury	(5,832)	(2,397)
Purchase of common shares for treasury from related parties	(2,378)	(2,104)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(6,486)	19,976
Effects of exchange rate changes on cash and cash equivalents	(867)	(1,778)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,985	(2,425)
Cash, cash equivalents and restricted cash at beginning of year	39,263	43,910
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD(1)	$41,248	$41,485

(1)	Includes no restricted cash at September 30, 2020 and $.3 million at December 31, 2019. For further information regarding restricted cash, refer to Note P, “Debt Arrangements.”

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2020.

Noncontrolling interests are presented in the Company’s consolidated financial statements as if parent company investors (controlling interests) and other minority investors (noncontrolling interests) in partially-owned subsidiaries have similar economic interests in a single entity. As a result, investments in noncontrolling interests are reported as equity in the Company’s consolidated financial statements. Additionally, the Company’s consolidated financial statements include 100% of a controlled subsidiary’s earnings, rather than only its share. Transactions between the parent company and noncontrolling interests are reported in equity as transactions between stockholders, provided that these transactions do not create a change in control.

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

Disaggregated revenue

The Company’s revenues by segment and product type are as follows:

	Three Months Ended September 30, 2020
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	60%	80%	59%	60%	63%
Communications	34	16	35	4	25
Special Industries	6	4	6	36	12
Total	100%	100%	100%	100%	100%

	Three Months Ended September 30, 2019
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	63%	72%	54%	75%	66%
Communications	29	26	34	5	23
Special Industries	8	2	12	20	11
Total	100%	100%	100%	100%	100%

	Nine Months Ended September 30, 2020
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	63%	78%	58%	69%	66%
Communications	31	17	35	4	24
Special Industries	6	5	7	27	10
Total	100%	100%	100%	100%	100%

	Nine Months Ended September 30, 2019
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	63%	67%	59%	68%	64%
Communications	30	29	27	7	24
Special Industries	7	4	14	25	12
Total	100%	100%	100%	100%	100%

NOTE C – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	September 30, 2020	December 31, 2019
Raw materials	$52,779	$49,729
Work-in-process	9,330	9,352
Finished Goods	37,015	45,760
	99,124	104,841
Excess of current cost over LIFO cost	(4,809)	(4,667)
Noncurrent portion of inventory	0	(4,456)
	$94,315	$95,718

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $31.1 million at September 30, 2020 and $32.0 million at December 31, 2019.  An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.  During the three and nine-month periods ended September 30, 2020, the net change in LIFO inventories resulted in $.1 million of income and $.1 million of expense, respectively, to Income before income taxes. During the three and nine-month periods ended September 30, 2019, the net change in LIFO inventories resulted in $.1 million and $.5 million, respectively, of expense to Income before income taxes.

Noncurrent inventory is included in Other assets on the Company’s Consolidated Balance Sheets.

Property, plant and equipment—net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	September 30, 2020	December 31, 2019
Land and improvements	$21,168	$22,218
Buildings and improvements	83,480	82,811
Machinery, equipment and aircraft	187,372	180,221
Construction in progress	17,770	9,460
	309,790	294,710
Less accumulated depreciation	(175,350)	(170,692)
	$134,440	$124,018

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

NOTE D – SHAREHOLDERS EQUITY

The following table reflects the changes in shareholders equity for the three and nine months ended September 30, 2020 and 2019:

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)
Balance at December 31, 2019	$12,848	$(10,981)	$10,981	$38,854	$353,292	$(79,106)	$(51,682)	$(5,671)	$268,535	$33	$268,568
Net income (loss)					3,698				3,698	(45)	3,653
Foreign currency translation adjustment							(16,881)		(16,881)		(16,881)
Recognized net actuarial gain, net of tax provision of $31								98	98		98
Total comprehensive income									(13,085)	(45)	(13,130)
Share-based compensation				976	(43)				933		933
Purchase of 75,246 common shares						(3,980)			(3,980)		(3,980)
Issuance of 77,381 common shares	155								155		155
Common shares distributed from rabbi trust of 3,358, net		101	(101)						0		0
Cash dividends declared - $.20 per share				(83)	(963)				(1,046)		(1,046)
Balance at March 31, 2020	$13,003	$(10,880)	$10,880	$39,747	$355,984	$(83,086)	$(68,563)	$(5,573)	$251,512	$(12)	$251,500
Net income					10,481				10,481	7	10,488
Foreign currency translation adjustment							5,472		5,472		5,472
Recognized net actuarial gain, net of tax provision of $39								91	91		91
Total comprehensive income									16,044	7	16,051
Share-based compensation				612	(26)				586		586
Purchase of 60,608 common shares						(3,011)			(3,011)		(3,011)
Issuance of 603 common shares				26					26		26
Common shares issued to rabbi trust of 603, net		(30)	30						0		0
Cash dividends declared - $.20 per share					(996)				(996)		(996)
Balance at June 30, 2020	$13,003	$(10,910)	$10,910	$40,385	$365,443	$(86,097)	$(63,091)	$(5,482)	$264,161	$(5)	$264,156
Net income					12,954				12,954	8	12,962
Foreign currency translation adjustment							2,949		2,949		2,949
Recognized net actuarial gain, net of tax provision of $23								75	75		75
Total comprehensive income									15,978	8	15,986
Share-based compensation				1,458					1,458		1,458
Purchase of 24,335 common shares						(1,223)			(1,223)		(1,223)
Issuance of 622 common shares	10			204					214		214
Common shares issued to rabbi trust of 622, net		(30)	30						0		0
Cash dividends declared - $.20 per share					(1,013)				(1,013)		(1,013)
Balance at September 30, 2020	$13,013	$(10,940)	$10,940	$42,047	$377,384	$(87,320)	$(60,142)	$(5,407)	$279,575	$3	$279,578

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)
Balance at December 31, 2018	$12,662	$(11,008)	$11,008	$34,401	$334,170	$(72,280)	$(53,710)	$(5,873)	$249,370	$0	$249,370
Net income					1,824				1,824		1,824
Foreign currency translation adjustment							1,353		1,353		1,353
Recognized net actuarial gain, net of tax provision of $32								93	93		93
Total comprehensive income									3,270	0	3,270
Share-based compensation				928	(36)				892		892
Purchase of 40,891 common shares						(2,294)			(2,294)		(2,294)
Issuance of 78,821 common shares	159			(18)					141		141
Common shares issued to rabbi trust of 705, net		(30)	30						0		0
Cash dividends declared - $.20 per share				(165)	(1,011)				(1,176)		(1,176)
Balance at March 31, 2019	$12,821	$(11,038)	$11,038	$35,146	$334,947	$(74,574)	$(52,357)	$(5,780)	$250,203	$0	$250,203
Net income					7,904				7,904	(39)	7,865
Foreign currency translation adjustment							1,100		1,100		1,100
Recognized net actuarial gain, net of tax provision of $31								93	93		93
Total comprehensive income									9,097	(39)	9,058
Share-based compensation				1,028	(43)				985		985
Purchase of 29,724 common shares						(1,456)			(1,456)		(1,456)
Issuance of 525 common shares	1			26					27		27
Common shares distributed from rabbi trust of 525, net		(28)	28						0		0
Cash dividends declared - $.20 per share					(1,004)				(1,004)		(1,004)
Balance at June 30, 2019	$12,822	$(11,066)	$11,066	$36,200	$341,804	$(76,030)	$(51,257)	$(5,687)	$257,852	$(39)	$257,813
Net income					7,951				7,951	93	8,044
Foreign currency translation adjustment							(5,897)		(5,897)		(5,897)
Recognized net actuarial gain, net of tax provision of $32								108	108		108
Total comprehensive income									2,162	93	2,255
Share-based compensation				1,388	(43)				1,345		1,345
Purchase of 15,150 common shares						(751)			(751)		(751)
Issuance of 1,262 common shares	3			54					57		57
Common shares distributed from rabbi trust of 3,219, net		85	(85)						0		0
Cash dividends declared - $.20 per share					(1,002)				(1,002)		(1,002)
Balance at September 30, 2019	$12,825	$(10,981)	$10,981	$37,642	$348,710	$(76,781)	$(57,154)	$(5,579)	$259,663	$54	$259,717

NOTE E – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”).  Net periodic pension cost for this plan included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Service cost	$0	$130	$0	$225
Interest cost	325	350	976	1,058
Expected return on plan assets	(563)	(483)	(1,688)	(1,459)
Recognized net actuarial loss	98	140	348	390
Net periodic pension cost (benefit)	$(140)	$137	$(364)	$214

The Company contributed $.3 million to the Plan during the nine months ended September 30, 2020.  The Company does not plan to contribute additional funds to the Plan during the remainder of 2020.

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Unrecognized pension benefit cost	Currency Translation Adjustment	Total	Unrecognized pension benefit cost	Currency Translation Adjustment	Total
Balance at July 1	$(5,482)	$(63,091)	$(68,573)	$(5,687)	$(51,257)	$(56,944)
Other comprehensive loss before reclassifications:
(Loss) gain on foreign currency translation adjustment	0	2,949	2,949	0	(5,897)	(5,897)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	75	0	75	108	0	108
Net current period other comprehensive income (loss)	75	2,949	3,024	108	(5,897)	(5,789)
Balance at September 30	$(5,407)	$(60,142)	$(65,549)	$(5,579)	$(57,154)	$(62,733)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at January 1	$(5,671)	$(51,682)	$(57,353)	$(5,873)	$(53,710)	$(59,583)
Other comprehensive loss before reclassifications:
Loss on foreign currency translation adjustment	0	(8,460)	(8,460)	0	(3,444)	(3,444)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	264	0	264	294	0	294
Net current period other comprehensive income (loss)	264	(8,460)	(8,196)	294	(3,444)	(3,150)
Balance at September 30	$(5,407)	$(60,142)	$(65,549)	$(5,579)	$(57,154)	$(62,733)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE G – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Numerator
Net income	$12,954	$7,951	$27,133	$17,679
Denominator
Determination of shares
Weighted-average common shares outstanding	4,917	5,024	4,963	5,039
Dilutive effect - share-based awards	94	95	35	38
Diluted weighted-average common shares outstanding	5,011	5,119	4,998	5,077
Earnings per common share
Basic	$2.63	$1.58	$5.47	$3.51
Diluted	$2.59	$1.55	$5.43	$3.48

For the three and nine-month periods ended September 30, 2020, 45,500 and 35,364 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. For both three and nine-month periods ended September 30, 2019, 15,000 stock options were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

NOTE H – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	September 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	1,262	(437)	1,128	(331)
Trademarks	1,675	(1,397)	1,718	(1,358)
Technology	7,173	(2,142)	7,185	(1,708)
Customer relationships	15,735	(7,943)	15,811	(7,329)
	$30,651	$(16,725)	$30,648	$(15,532)
Indefinite-lived intangible assets
Goodwill	$27,689		$27,840

The aggregate amortization expense for other intangibles with finite lives for the three and nine-month periods ended September 30, 2020 was $.5 million and $1.3 million, respectively. The aggregate amortization expense for other intangibles with finite lives for the three and nine-month periods ended September 30, 2019 was $.5 million and $1.1 million, respectively.  Amortization expense is estimated to be $.5 million for the remainder of 2020 and $1.6 million for each of the years 2021, 2022 and 2023 and $1.5 million for 2024. The combined weighted-average remaining amortization period is approximately 12.6 years. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 5.3 years; land use rights, 55.6 years; trademarks, 8.4 years; technology, 10.3 years; and customer relationships, 9.7 years.

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

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2020 are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2020	$3,078	$4,158	$13,442	$7,162	$27,840
Currency translation	0	(97)	34	(88)	(151)
Balance at September 30, 2020	$3,078	$4,061	$13,476	$7,074	$27,689

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

A summary of the RSUs outstanding under the LTIP for the nine months ended September 30, 2020 is as follows:

	Restricted Share Units
	Performance and Service Required (1)	Service Required	Total Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2020	196,342	15,292	211,634	$53.68
Granted	71,539	9,547	81,086	55.63
Vested	(73,053)	0	(73,053)	54.60
Forfeited	(11,051)	(2,763)	(13,814)	61.29
Nonvested as of September 30 , 2020	183,777	22,076	205,853	$61.09

(1)	Nonvested, performance-based RSUs are reflected above at the maximum performance achievement level.

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Compensation expense related to the time-based RSUs for the three and nine-month periods ended September 30, 2020 was $.1 million and $.3 million, respectively. Compensation expense related to the time-based RSUs for the three and nine-month periods ended September 30, 2019 was $.2 million and $.4 million, respectively. As of September 30, 2020, there was $.6 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 1.8 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in either operating or pre-tax income and sales growth over a requisite performance period.  Depending on the extent to which the performance criterions are satisfied under the LTIP and the Incentive Plan, the participants are eligible to earn common shares over the vesting period.  Performance-based compensation expense for the three and nine-month periods ended September 30, 2020 was $1.2 million and $2.6 million, respectively. Performance-based compensation expense for the three and nine-month periods ended September 30, 2019 was $1.2 million and $2.9 million, respectively. As of September 30, 2020, the remaining compensation expense of $4.6 million for outstanding performance-based RSU’s is expected to be recognized over a period of approximately 1.8 years.

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

There were 25,500 options granted for the nine-month period ended September 30, 2020 and no options granted for the nine-month period ended September 30, 2019.

Stock option activity under the Company’s LTIP for nine months ended September 30, 2020 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2020	31,750	$58.77
Granted	25,500	$48.13
Exercised	(3,750)	$48.00
Forfeited	(1,250)	$48.00
Outstanding (vested and expected to vest) at September 30, 2020	52,250	$54.61	7.7	$44
Exercisable at September 30, 2020	19,250	$60.76	4.5	$29

There were 3,750 and -0- stock option shares exercised during the nine-month periods ended September 30, 2020 and 2019, respectively.

For the three and nine-month periods ended September 30, 2020 and 2019, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million and $.1 million, respectively. The total compensation cost related to nonvested awards not yet recognized at September 30, 2020 is expected to be $.4 million over a weighted-average period of approximately 2.4 years.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s common shares held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of September 30, 2020, 265,508 shares have been deferred and are being held in the rabbi trust.

NOTE J – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The Company measures and records certain assets and liabilities at fair value. A fair value hierarchy is used for those assets and liabilities measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of the following three levels:

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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, on the Company’s Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019:

Description	Balance as of September 30, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$646	$0	$646	$0
Total Assets	$646	$0	$646	$0
Liabilities:
Supplemental profit sharing plan	$6,140	$0	$6,140	$0
Foreign currency forward contracts	(277)	0	(277)	0
Earn-out	204	0	0	204
Total Liabilities	$6,067	$0	$6,140	$204

Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Supplemental profit sharing plan	$6,059	$0	$6,059	$0
Earn-out	581	0	0	581
Total Liabilities	$6,640	$0	$6,059	$581

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions.  These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other operating expense - net” on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three months and nine months ended September 30, 2020, the Company recognized a net gain of $.1 million and $1.0 million, respectively, on foreign currency forward contracts. The Company recognized a gain of $.1 million in both three and nine-month periods ended September 30, 2019.

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives. The liability for this unfunded Supplemental Profit Sharing Plan was $6.1 million at both September 30, 2020 and December 31, 2019.  These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily include mutual funds.  The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

The earn-out represents the estimated fair value of additional cash consideration payable in connection with a recent acquisition that is contingent upon the achievement of certain performance milestones using expected future cash flows over the earn-out period while applying a discount rate that appropriately captures the risk associated with the obligation.  These are considered to be Level 3 inputs.  The contingent liabilities at September 30, 2020 and December 31, 2019 of $.2 million and $.6 million, respectively, are recorded in Other noncurrent liabilities on the Company’s Consolidated Balance Sheets.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (“Topic 326”):  Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 changes how entities will measure credit losses for most financial assets and other instruments that are not measured at fair value through net income.  This update introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument.  ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company has completed its evaluation process and the January 1, 2020 adoption did not have a material impact to the Company’s consolidated financial statements for the nine months ended September 30, 2020.

NOTE L – NEW ACCOUNTING STANDARDS TO BE ADOPTED

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

NOTE M – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three and nine months ended September 30, 2020 and 2019. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net sales
PLP-USA	$53,027	$47,617	$153,595	$135,411
The Americas	19,914	19,663	54,641	51,142
EMEA	27,034	21,132	68,441	59,376
Asia-Pacific	27,488	30,805	71,267	85,283
Total net sales	$127,463	$119,217	$347,944	$331,212
Intersegment sales
PLP-USA	$2,786	$3,440	$7,787	$7,868
The Americas	3,029	2,149	7,706	5,905
EMEA	892	335	2,513	898
Asia-Pacific	4,176	3,572	10,180	10,699
Total intersegment sales	$10,883	$9,496	$28,186	$25,370
Income taxes
PLP-USA	$2,020	$1,333	$4,891	$2,585
The Americas	875	901	2,321	1,948
EMEA	1,205	496	1,735	574
Asia-Pacific	358	483	359	1,195
Total income taxes	$4,458	$3,213	$9,306	$6,302
Net income attributable to Preformed Line Products Company shareholders
PLP-USA	$6,753	$3,246	$16,439	$7,442
The Americas	1,908	2,565	4,598	5,188
EMEA	2,912	853	5,495	2,171
Asia-Pacific	1,381	1,287	601	2,878
Total net income attributable to Preformed Line Products Company shareholders	$12,954	$7,951	$27,133	$17,679

	September 30, 2020	December 31, 2019
Assets
PLP-USA	$143,935	$127,428
The Americas	69,151	71,908
EMEA	107,362	97,126
Asia-Pacific	131,593	137,109
Total identifiable assets	$452,041	$433,571

NOTE N – INCOME TAXES

The Company’s effective tax rate was 26% and 29% for the three months ended September 30, 2020 and 2019, respectively, and 26% for both nine-month periods ended September 30, 2020 and 2019.  The higher effective tax rate for the three and nine months ended September 30, 2020 and 2019 compared to the U.S. federal statutory rate of 21% was primarily due to increases in earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested, an increase in various U.S. permanent items, primarily limitations on the deductibility of executive compensation, and losses in jurisdictions where no tax benefit is realized.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  No significant changes to the valuation allowances were reflected for the periods ended September 30, 2020 or September 30, 2019.

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

NOTE O – PRODUCT WARRANTY RESERVE

The Company records an accrual for estimated warranty costs to Costs of products sold in the Statements of Consolidated Income. These amounts are recorded in Accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets. The Company records and accounts for its warranty reserve based on specific claim incidents. Should the Company become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the accruals as claim information changes.

The following is a rollforward of the product warranty reserve:

	Nine Months Ended September 30
	2020	2019
Beginning of period balance	$1,309	$928
Additions charged to income	247	692
Warranty usage	(37)	(293)
Currency translation	(76)	(46)
End of period balance	$1,443	$1,281

NOTE P – DEBT ARRANGEMENTS

On April 17, 2020, the Company extended the term on its $65 million credit facility from June 30, 2021 to June 30, 2024 and added its Austrian subsidiary as a borrower on the facility.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless its funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the LIBOR spread becomes 1.500%.  At September 30, 2020, the Company’s Polish subsidiary had borrowed $6.3 million U.S. dollars at a rate of 1.125% plus the Warsaw Interbank Offer Rate with a term expiring June 30, 2024.  At September 30, 2020, the Company’s Australian subsidiary had borrowed $5.3 million U.S. dollars, also with a term expiring June 30, 2024.  At September 30, 2020, the interest rates on the U.S., Polish and Australian line of credit agreement were 1.273%, 1.325% and 1.215%, respectively.  Under the credit facility, at September 30, 2020, the Company had utilized $30.1 million with $34.9 million available under the line of credit, net of long-term outstanding letters of credit of $.1 million.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability. At September 30, 2020, the Company was in compliance with these covenants.

On February 28, 2019, the Company acquired its Austrian subsidiary, SubCon Electrical Fittings GmbH (“SubCon”), headquartered in Dornbirn, Austria.  The Company’s Austrian subsidiary had a 1.0 million euros, or $1.1 million U.S. dollars line of credit with a term expiration of May 31, 2021 with the option to renew for an additional twelve months indefinitely.  On June 26, 2020, the Company’s Austrian subsidiary borrowed $.6 million on the Company’s line of credit at an interest rate of 1.308%.  The proceeds were used to repay the previously outstanding local line of credit.  At repayment, the local line of credit was cancelled.

On April 25, 2019, the Company borrowed $8.0 million U.S. dollars on behalf of its Indonesian subsidiary at a rate of 3.501% with a term expiring on April 30, 2024.  At September 30, 2020, $6.9 million was outstanding on this debt facility, of which $.8 million is classified as current.

On August 14, 2019, the Company’s New Zealand subsidiary borrowed $5.3 million U.S. dollars at a rate of 3.900% with a term expiring on August 26, 2021.  At September 30, 2020, $4.9 million was outstanding on this facility, all of which is classified as current.  This loan is secured by the Company’s New Zealand subsidiary’s land and building.

For the periods ended September 30, 2020 and December 31, 2019, the Company’s Asia Pacific segment had none and $.3 million, respectively, in restricted cash used to secure bank debt.  The restricted cash is shown on the Company’s Consolidated Balance Sheets in Other assets.

NOTE Q – LEASES

The Company regularly enters into leases in the normal course of business.  As of September 30, 2020, the leases in effect were related to land, buildings, vehicles, office equipment and other production equipment under operating leases with lease terms of up to 99 years.  The Company often has the option to renew lease terms for buildings and other assets.  The exercise of lease renewal options are generally at the Company’s sole discretion.  In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion.  The Company evaluates renewal and termination options at the lease commencement date to determine if the Company is reasonably certain to exercise the option on the basis of economic factors.  The weighted average remaining lease term for the Company’s operating and financing leases as of September 30, 2020 was 17.5 and 2.7 years, respectively.

Lease expense is recognized for these leases on a straight-line basis over the lease term with variable lease payments recognized in the period those payments are incurred.  The components of operating and finance lease costs are recognized in Costs and expenses and Interest expense, respectively, on the Company’s Consolidated Statements of Income.  The Company’s operating and finance lease costs for the three and nine months ended September 30, 2020 were as follows:

	Three Months Ended
	September 30, 2020	September 30, 2019
Components of lease expense
Operating lease cost	$751	$859

Finance lease cost
Amortization of right-of-use assets	15	17
Interest on lease liabilities	1	2
Total lease cost	$767	$878

	Nine Months Ended
	September 30, 2020	September 30, 2019
Components of lease expense
Operating lease cost	$2,193	$2,338

Finance lease cost
Amortization of right-of-use assets	47	51
Interest on lease liabilities	6	8
Total lease cost	$2,246	$2,397

The discount rate implicit within each lease is often not determinable and, therefore, the Company establishes the discount rate based on its incremental borrowing rate.  The incremental borrowing rate for the Company’s leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral.  The weighted average discount rate used to measure the Company’s operating and finance lease liabilities as of September 30, 2020 was 4.55% and 4.19%, respectively.

Future maturities of the Company’s lease liabilities as of September 30, 2020 are as follows:

	Operating Leases	Finance Leases
2020	$668	$30
2021	2,408	60
2022	1,905	40
2023	1,343	36
2024 and thereafter	10,003	6
Total lease payments	$16,327	$172
Less amount of lease payment representing interest	5,585	9
Total present value of lease payments	$10,742	$163

The total minimum sublease rentals under noncancelable subleases to be received through 2023 is $2.9 million.

Supplemental cash flow information related to leases for the nine-month period ended September 30, 2020 was as follows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating and financing leases	$2,100	$4,618
Financing cash flows from finance leases	87	74

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

On February 28, 2019, the Company acquired 100% of SubCon.  Subcon is headquartered in Dornbirn, Austria with manufacturing operations in Brno, Czech Republic.  The acquisition of SubCon will strengthen the Company’s position in the global substation market and will expand its operational presence in Europe.  The total purchase price was $10.1 million in cash, net of $1.9 million in cash acquired.  The purchase price was predominantly allocated to Goodwill of $6.6 million and Intangible assets of $4.7 million with useful lives ranging from 10 to 11 years.  SubCon’s overall purchase price included an estimated contingent liability of $.6 million for an earn-out consideration with a potential maximum payment of 4.0 million Euros that will be considered for remeasurement during each reporting period as the operating results of SubCon are evaluated during each reporting period based upon operating results over a four year period.  At September 30, 2020, the current earnout value of $.2 million is recorded in Other noncurrent liabilities on the Company’s Consolidated Balance Sheets.

On April 1, 2019, the Company acquired MICOS Telcom s.r.o (“MICOS Telcom”) headquartered in Prostějov, Czech Republic.  The acquisition of MICOS Telcom will strengthen the Company’s position in the global telecom market and will also expand its operational presence in Europe.  The total purchase price was $8.8 million in cash, net of $.5 million in cash acquired, including a hold-back liability of $1.5 million payable in two years from the date of purchase and $.9 million of deferred consideration for the remaining 10%.  The hold-back liability and deferred consideration are recorded in Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The purchase price was predominantly allocated to Goodwill of $5.6 million and Intangible assets of $3.4 million.  The Intangible assets included in the acquisition of MICOS have useful lives of 12 years.

The operating results and financial position of both SubCon and MICOS Telcom are included in the Company’s EMEA reportable segment as of their respective dates of acquisition.  Pro-forma results of the Company’s consolidated operations for the three and nine-month periods ended September 30, 2020 and 2019 would not have been materially different from reported results and are, therefore, not presented.

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition dates:

Assets acquired
Current assets, net of cash	$5,976
Property, plant and equipment	1,189
Goodwill	12,132
Finite-lived intangible assets	8,092
Other long-term assets	1,883
Total assets acquired	29,272
Liabilities assumed	(10,378)
Net assets acquired	$18,894

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

The following discussion describes our results of operations for the three and nine months ended September 30, 2020. The first quarter of 2020 saw the global outbreak of a novel strain of coronavirus (“COVID-19”), which in the latter part of the quarter created significant global economic disruption.  While the recent outbreak did not have a material impact on our results for the reported periods, it created challenges for us in countries that were the earliest to be impacted by the pandemic, namely our Asia-Pacific business segment. Due to restrictions on our operations, the operations of our customers and the global supply chain, we are actively monitoring its impact on future periods.

As the virus spread, we took action to protect the health and safety of our employees while we maintained critical operations to protect our customers and suppliers.  Many of our customers are considered “essential” and are open for business, although maybe in a limited capacity, which has slowed demand into the second and third quarter, most notably for specific customers in Asia Pacific. Our North American plants have remained fully operational and only some of our international plants were closed temporarily. While there are some restrictions to the supply of products globally and those restrictions may continue or expand to other regions, our global supply chain currently remains strong.

Due to the uncertainty created by COVID-19, we are actively managing costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs.  We are reducing operating expenses and could experience lower variable SG&A, primarily through a decrease travel-related expenses incurred by our associates, due to travel restrictions in place.

While we expect the COVID-19 outbreak will continue to have an adverse impact on our business, the businesses of our customers and the global economy, we cannot predict the duration or scope of the COVID-19 pandemic or the magnitude of its impact on our business and results of operations. The extent of any future impact is dependent upon several factors including those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2020 and the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020 and August 6, 2020.  In addition, the impact of COVID-19 could potentially exacerbate other risks discussed, any of which could have a material adverse effect on the Company.

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies strengthen against the U.S. dollar, our sales and costs increase as the foreign currency-denominated financial statements translate into more U.S. dollars, and, conversely, when foreign currencies weaken, our sales and costs decrease upon translation into U.S. dollars. The fluctuations of foreign currencies during the three and nine months ended September 30, 2020 had a $3.7 million and $15.0 million unfavorable effect, respectively, on net sales compared to the same period in 2019. There was a $.3 million and a $1.0 million unfavorable effect, respectively, on net income for the three and nine months ended September 30, 2020 as compared to the prior year. On a reportable segment basis, the impact of foreign currency on net sales and net income for the three and nine months ended September 30, 2020 was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income
(Thousands of dollars)	Three Months	Nine Months	Three Months	Nine Months
The Americas	$(4,670)	$(12,037)	$(418)	$(1,044)
EMEA	547	(1,358)	93	(3)
Asia-Pacific	463	(1,557)	58	81
Total	$(3,660)	$(14,952)	$(267)	$(966)

The operating results for the three months ended September 30, 2020 are compared to the same period in 2019. Net sales for the three months ended September 30, 2020 of $127.5 million increased $8.2 million, or 7%, compared to 2019.  As a percentage of net sales, gross profit increased to 35.2% in 2020 from 33.0% in 2019.  Gross profit for the three-month periods ended September 30, 2020 and 2019 was $44.9 million and $39.3 million, respectively.  Excluding the unfavorable impact of foreign currency translation, gross profit increased $6.7 million, or 17%, compared to 2019.  Costs and expenses of $28.0 million increased $.3 million compared to 2019 and included a favorable impact from currency translation of $.6 million.  Operating income for the three months ended September 30, 2020 was $16.9 million, an increase of $5.2 million compared to 2019. Net income for the three months ended September 30, 2020 of $13.3 million increased $5.3 million compared to the three months ended September 30, 2019.  The effect of currency translation had negative impacts of $.5 million and $.3 million on operating income and net income, respectively.

The operating results for the nine months ended September 30, 2020 are compared to the same period in 2019. Net sales for the nine months ended September 30, 2020 of $347.9 million increased $16.7 million, or 5%, compared to 2019.  As a percentage of net sales, gross profit increased to 33.7% in 2020 from 31.5% in 2019.  Gross profit for the nine-month periods ended September 30, 2020 and 2019 was $117.4 million and $104.41 million, respectively.  Excluding the unfavorable impact of foreign currency translation, gross profit increased $17.6 million, or 17%, compared to 2019.  Costs and expenses of $81.1 million increased $1.4 million compared to 2019 and included a favorable impact from currency translation of $3.0 million.  Operating income for the nine months ended September 30, 2020 was $36.3 million, an increase of $11.5 million compared to 2019. Net income for the nine months ended September 30, 2020 of $27.4 million increased $9.7 million compared to the nine months ended September 30, 2019.  The year-to-date effect of currency translation had a $1.7 million and a $1.0 million negative impact on operating income and net income, respectively.

The following table reflects the impact of foreign currency fluctuations on operating income for the three and nine-month periods ended September 30, 2020 and 2019:

	Foreign Currency Impact
	Three Months Ended September 30		Nine Months Ended September 30
(Thousands of dollars)	2020	2019	2020	2019
Operating income	$16,890	$11,643	$36,340	$24,804
Translation loss	528	0	1,653	0
Transaction loss	314	308	1,702	179
Net gain on forward currency contracts	(136)	0	(1,039)	0
Operating income excluding currency impact	$17,596	$11,951	$38,656	$24,983

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2019

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended September 30, 2020 and 2019. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended September 30
(Thousands of dollars)	2020		2019		Change
Net sales	$127,463	100.0%	$119,217	100.0%	$8,246
Cost of products sold	82,549	64.8	79,874	67.0	2,675
GROSS PROFIT	44,914	35.2	39,343	33.0	5,571
Costs and expenses	28,024	22.0	27,700	23.2	324
OPERATING INCOME	16,890	13.3	11,643	9.8	5,247
Other income (expense) net	530	0.4	(386)	(0.3)	916
INCOME BEFORE INCOME TAXES	17,420	13.7	11,257	9.4	6,163
Income tax expense	4,458	3.5	3,213	2.7	1,245
NET INCOME	12,962	10.2	8,044	6.7	4,918
Net adjustment attributable to noncontrolling interests	(8)	(0.0)	(93)	(0.1)	85
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$12,954	10.2%	$7,951	6.7%	$5,003

Net sales. Net sales were $127.5 million for the three months ended September 30, 2020, an increase of $8.2 million, or 7%, from the three months ended September 30, 2019.  Excluding the unfavorable effect of currency translation, net sales for the three months ended September 30, 2020 increased $11.9 million compared to the same period in 2019, or 10%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2020	2019	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$53,027	$47,617	$5,410	$0	$5,410	11%
The Americas	19,914	19,663	251	(4,670)	4,921	25
EMEA	27,034	21,132	5,902	547	5,355	25
Asia-Pacific	27,488	30,805	(3,317)	463	(3,780)	(12)
Consolidated	$127,463	$119,217	$8,246	$(3,660)	$11,906	10%

The year-over-year increase in PLP-USA net sales of $5.4 million, or 11%, was primarily due to a volume increase in energy product sales. International net sales for the three months ended September 30, 2020 experienced an unfavorable impact of $3.7 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation.  The Americas net sales of $19.9 million increased $4.9 million, or 25%, primarily due to a volume increase in energy product sales. EMEA net sales of $27.0 million increased $5.4 million, or 25%, primarily due to a volume increase in energy product sales within the region.  In Asia-Pacific, net sales of $27.5 million decreased $3.8 million, or 12%, compared to 2019 primarily due to a combined volume decrease in energy products mostly as a result of the disruption to the global economy caused by the COVID-19 pandemic.

Gross profit. Gross profit was $44.9 million and $39.3 million for the three-month periods ended September 30, 2020 and 2019, respectively.  Excluding the unfavorable effect of currency translation, gross profit increased $6.7 million, or 17%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2020	2019	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$21,613	$17,687	$3,926	$0	$3,926	22%
The Americas	6,535	7,254	(719)	(1,453)	734	10
EMEA	10,021	6,768	3,253	213	3,040	45
Asia-Pacific	6,745	7,634	(889)	114	(1,003)	(13)
Consolidated	$44,914	$39,343	$5,571	$(1,126)	$6,697	17%

PLP-USA gross profit of $21.6 million increased $3.9 million compared to the same period in 2019 as a result of increased sales volume combined with a product sales mix shift to higher margin product and continued cost containment within material, labor and manufacturing expense.  International gross profit for the three months ended September 30, 2020 was unfavorably impacted by $1.1 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $.7 million was primarily the result of a $4.9 million increase in sales combined with a product margin improvement in the region due to sales product mix.  EMEA’s gross profit increased $3.0 million, mainly as a result of a shift to higher sales volume in higher margin products. Asia-Pacific gross profit decreased $1.0 million primarily as a result of a year-over-year reduction in sales volume, largely caused by the negative impact related to the COVID-19 pandemic.  The gross profit decrease in Asia-Pacific was partially offset by $.2 million of COVID-19 subsidies.

Costs and expenses. Costs and expenses of $28.0 million for the three months ended September 30, 2020 increased $.3 million, or 1%.  Excluding the favorable effect of currency translation, costs and expenses increased $.9 million, or 3%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2020	2019	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$12,872	$12,848	$24	$0	$24	0%
The Americas	3,707	3,721	(14)	(803)	789	21
EMEA	5,863	5,375	488	91	397	7
Asia-Pacific	5,582	5,756	(174)	113	(287)	(5)
Consolidated	$28,024	$27,700	$324	$(599)	$923	3%

PLP-USA costs and expenses of $12.9 million for the three months ended September 30, 2020 were relatively flat compared to 2019 mainly due to $.7 million of combined lower travel and entertainment and marketing expenses and lower professional fees of $.1 million, partially offset by higher personnel-related costs of $.5 million and increased commissions of $.3 million.  On a consolidated basis, costs and expenses for the three months ended September 30, 2020 were favorably impacted by $.6 million when local currencies were translated to U.S. dollars.  The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $3.7 million increased $.8 million for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to an increase in net foreign currency exchange losses of $.4 million, higher compensation expense of $.3 million and higher commissions of $.1 million.  EMEA costs and expenses of $5.9 million increased $.4 million mainly due to higher personnel-related expenses of $.3 million combined with miscellaneous net expenses of $.1 million.  Asia-Pacific costs and expenses of $5.6 million decreased $.3 million primarily due to a decrease in travel and entertainment expenses.

Other income (expense). Other income (expense) for the three-month periods ended September 30, 2020 and 2019 was $.5 million of income and $.4 million of expense, respectively.  During the quarter ended September 30, 2020, Asia-Pacific received government subsidies of $.7 million related to COVID-19.

Income taxes. Income taxes for the three months ending September 30, 2020 and 2019 were $4.5 million and $3.2 million, respectively, based on pre-tax income of $17.4 million and $11.3 million, respectively. The effective tax rate for the three-month periods ending September 30, 2020 and 2019 was 26% and 29%, respectively, compared to the U.S. federal statutory rate of 21%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions.  It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate:

2020:

1.	A $1.1 million, or 7%, net increase resulting from U.S. permanent items, primarily related to limitations on the deductibility of executive compensation.
2.	A $.2 million, or 1%, decrease resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

2019:

1.	A $.3 million, or 3%, net increase resulting from U.S. permanent items, primarily related to limitations on the deductibility of executive compensation.

2.	A $.6 million, or 5%, increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

Net income. As a result of the preceding items, net income for the three months ended September 30, 2020 was $13.0 million, compared to $8.0 million for the three months ended September 30, 2019, an increase of $5.0 million as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2020	2019	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$6,753	$3,246	$3,507	$0	$3,507	108%
The Americas	1,908	2,565	(657)	(418)	(239)	(9)
EMEA	2,912	853	2,059	93	1,966	230
Asia-Pacific	1,381	1,287	94	58	36	3
Consolidated	$12,954	$7,951	$5,003	$(267)	$5,270	66%

PLP-USA’s net income for the three months ended September 30, 2020 increased $3.5 million compared to the same period in 2019, primarily due to an increase in operating income of $3.9 million combined with an increase in other income of $.3 million, partially offset by an increase in income taxes of $.7 million.  The following discussion of net income excludes the effect of currency translation.  The Americas net income decreased $.2 million as a result of operating income that was relatively unchanged year-over-year combined with higher income taxes of $.2 million. EMEA net income increased $2.0 million as a result of a $2.6 million increase in operating income, partially offset by a $.6 million year-over-year increase in income tax expense. Asia-Pacific net income remained relatively flat due to a $.7 million decrease in operating income, partially offset by an increase in other income of $.6 million along with a decrease in income tax expense of $.1 million.

During the three-month period ended September 30, 2020, the Americas, EMEA and Asia-Pacific received COVID-19 government subsidies of $.2 million, $.1 million and $1.1 million, respectively.  PLP-USA did not apply for or receive any COVID-19 related government subsidies.

PLP’s EMEA segment incurred a net adjustment attributable to noncontrolling interests of less than $.1 million, which when added back to net income, resulted in an immaterial change to net income attributable to PLP Shareholders.

NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2019

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the nine months ended September 30, 2020 and 2019. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended September 30
(Thousands of dollars)	2020		2019		Change
Net sales	$347,944	100.0%	$331,212	100.0%	$16,732
Cost of products sold	230,554	66.3	226,798	68.5	3,756
GROSS PROFIT	117,390	33.7	104,414	31.5	12,976
Costs and expenses	81,050	23.3	79,610	24.0	1,440
OPERATING INCOME	36,340	10.4	24,804	7.5	11,536
Other income (expense) net	69	0.0	(769)	(0.2)	838
INCOME BEFORE INCOME TAXES	36,409	10.5	24,035	7.3	12,374
Income tax expense	9,306	2.7	6,302	1.9	3,004
NET INCOME	$27,103	7.8	$17,733	5.4	$9,370
Net income (loss) attributable to noncontrolling interests	30	0.0	(54)	(0.0)	84
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$27,133	7.8%	$17,679	5.3%	$9,454

Net sales. Net sales were $347.9 million for the nine months ended September 30, 2020, an increase of $16.7 million, or 5%, from the nine months ended September 30, 2019.  Excluding the unfavorable effect of currency translation, net sales for the nine months ended September 30, 2020 increased $31.7 million compared to the same period in 2019, or 10%, as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2020	2019	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$153,595	$135,411	$18,184	$0	18,184	13%
The Americas	54,641	51,142	3,499	(12,037)	15,536	30
EMEA	68,441	59,376	9,065	(1,358)	10,423	18
Asia-Pacific	71,267	85,283	(14,016)	(1,557)	(12,459)	(15)
Consolidated	$347,944	$331,212	$16,732	$(14,952)	$31,684	10%

The year-over-year increase in PLP-USA net sales of $18.2 million, or 13%, was primarily due to a volume increase mainly in  energy product sales. International net sales for the nine months ended September 30, 2020 experienced an unfavorable impact of $15.0 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation.  The Americas net sales of $54.6 million increased $15.5 million, or 30%, primarily due to a volume increase in energy and communication product sales. EMEA net sales of $68.4 million increased $10.4 million, or 18%, primarily due to a volume increase in energy and communications product sales within the region, inclusive of the remaining incremental sales from the newly acquired businesses.  In Asia-Pacific, net sales of $71.3 million decreased $12.5 million, or 15%, compared to 2019 primarily due to a combined volume decrease in the energy, communications and special industries products mostly resulting from the disruption to the global economy caused by the COVID-19 pandemic.

Gross profit. Gross profit was $117.4 million and $104.4 million for the nine-month periods ended September 30, 2020 and 2019, respectively.  Excluding the unfavorable effect of currency translation, gross profit increased $17.6 million, or 17%, as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2020	2019	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$59,379	$48,291	$11,088	$0	$11,088	23%
The Americas	17,658	17,169	489	(3,852)	4,341	25
EMEA	23,621	17,692	5,929	(404)	6,333	36
Asia-Pacific	16,732	21,262	(4,530)	(358)	(4,172)	(20)
Consolidated	$117,390	$104,414	$12,976	$(4,614)	$17,590	17%

PLP-USA gross profit of $59.4 million increased $11.1 million compared to the same period in 2019 as a result of increased sales volume of $18.2 million combined with a product sales mix shift to higher margin product and continued cost containment within material, labor and manufacturing expense.  International gross profit for the nine months ended September 30, 2020 was unfavorably impacted by $4.6 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $4.3 million was primarily the result of a $15.5 million increase in sales combined with a product margin improvement in the region due to sales product mix.  EMEA gross profit increased $6.3 million, mainly as a result of increased sales volume. Asia-Pacific gross profit decreased $4.2 million primarily as a result of a year-over-year reduction in sales volume and the negative impact related to the COVID-19 pandemic.

Costs and expenses. Costs and expenses of $81.1 million for the nine months ended September 30, 2020 increased $1.4 million, or 2%.  Excluding the favorable effect of currency translation, costs and expenses increased $4.4 million, or 6%, as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2020	2019	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$38,193	$37,518	$675	$0	$675	2%
The Americas	10,419	10,111	308	(2,173)	2,481	25
EMEA	16,420	15,042	1,378	(414)	1,792	12
Asia-Pacific	16,018	16,939	(921)	(367)	(554)	(3)
Consolidated	$81,050	$79,610	$1,440	$(2,954)	$4,394	6%

PLP-USA costs and expenses of $38.2 million for the nine months ended September 30, 2020 increased $.7 million compared to 2019 mainly due to $1.6 million of higher personnel-related expenses, increased commissions of $.8 million and an increase in miscellaneous net expense of $.2 million. Partially offsetting the higher expenses were decreases in travel and entertainment expenses of $.9 million, professional fees of $.7 million combined with lower bad debt expense of $.3 million. On a consolidated basis, costs and expenses for the nine months ended September 30, 2020 were favorably impacted by $3.0 million when local currencies were translated to U.S. dollars.  The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $10.4 million increased $2.5 million for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to a $.9 million increase in personnel-related expenses, higher commissions of $.3 million and an increase in foreign currency exchange losses of $1.4 million, partially offset by net decreases in miscellaneous expenses of $.1 million.  The higher costs were offset by savings in travel and entertainment expenses of $.3 million.  EMEA costs and expenses of $16.4 million increased $1.8 million mainly due to higher personnel-related expense of $1.2 million and the various additional incremental costs incurred with our acquired businesses.  Asia-Pacific costs and expenses of $16.0 million decreased $.6 million, primarily due to a decrease in travel and entertainment expenses.

Other income (expense). Other income (expense) for the nine-month periods ended September 30, 2020 and 2019 was $.1 million of income and expense of $.8 million, respectively.  During the nine-month period ended September 30, 2020, Asia-Pacific received government subsidies of $.7 million related to COVID-19.

Income taxes. Income taxes for the nine months ended September 30, 2020 and 2019 were $9.3 million and $6.3 million, respectively, based on pre-tax income of $36.4 million and $24.0 million, respectively. The effective tax rate for both nine-month periods ended September 30, 2020 and 2019 was 26% compared to the U.S. federal statutory rate of 21%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions.  It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state and local income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate:

2020:

1.	A $1.6 million, or 4%, net increase resulting from U.S. permanent items, primarily related to limitations on the deductibility of executive compensation.
2.	There was no material movement in earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate.

2019:

1.	A $.5 million, or 2%, net increase resulting from higher U.S. permanent items and discrete items related to uncertain tax positions.

2.	A $.8 million, or 3%, increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate.

Net income. As a result of the preceding items, net income for the nine months ended September 30, 2020 was $27.1 million, compared to $17.7 million for the nine months ended September 30, 2019, an increase of $9.5 million as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2020	2019	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$16,439	$7,442	$8,997	$0	$8,997	121%
The Americas	4,598	5,188	(590)	(1,044)	454	9
EMEA	5,495	2,171	3,324	(3)	3,327	153
Asia-Pacific	601	2,878	(2,277)	81	(2,358)	(82)
Consolidated	$27,133	$17,679	$9,454	$(966)	$10,420	59%

PLP-USA’s net income for the nine months ended September 30, 2020 increased $9.0 million compared to the same period in 2019, primarily due to an increase in operating income of $10.4 million combined with an increase in other income of $.9 million, partially offset by an increase in income taxes of $2.3 million.  The following discussion of net income excludes the effect of currency translation.  The Americas net income increased $.5 million as a result of a $1.9 million increase in operating income, partially offset by higher income taxes of $.9 million combined with an increase in other non-operating expense of $.5 million.  EMEA net income increased $3.3 million as a result of a $4.5 million increase in operating income, partially offset by a $1.2 million year-over-year increase in income tax expense. Asia-Pacific net income decreased $2.4 million due to a $3.5 million decrease in operating income partially offset by an increase in other income of $.3 million and a decrease in income tax expense of $.8 million.

During the nine-month period ended September 30, 2020, the Americas, EMEA and Asia-Pacific received COVID-19 government subsidies of $.5 million, $.2 million and $1.5 million respectively.  PLP-USA did not apply for or receive any COVID-19 government subsidies.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first nine months of 2020, we used cash of $24.2 million for capital expenditures. We ended the first nine months of 2020 with $41.2 million of cash, cash equivalents and restricted cash (“Cash”). Our Cash is held in various locations throughout the world. At September 30, 2020, the majority of our Cash was held outside the United States (“U.S.”). We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future operating cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt, including notes payable, at September 30, 2020 was $68.0 million.  At September 30, 2020, our unused availability under our line of credit was $34.9 million and our bank debt to equity percentage was 24.3%.  On April 17, 2020, we further extended the term to June 30, 2024. All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless our funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the LIBOR spread becomes 1.500%.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and funded debt-to-earnings before interest, taxes, depreciation and amortization along with an interest coverage ratio. The net worth and profitability requirements are calculated based on the line of credit agreement. At September 30, 2020 and December 31, 2019, we were in compliance with these covenants.

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

Sources and Uses of Cash

Cash decreased $.2 million compared to the same period in 2019.  Net Cash provided by operating activities was $33.6 million. The most significant net investing and financing uses of Cash in the nine months ended September 30, 2020 were payments of long-term debt of $72.7 million, capital expenditures of $24.2 million, share repurchases of $8.0 million and dividends paid of $3.2 million, partially offset by debt and notes payable proceeds of $77.4 million. Currency had a negative $.9 million impact on Cash when translating foreign denominated financial statements to U.S. dollars.

Net Cash provided from operating activities for the nine months ended September 30, 2020 was $33.6 million compared to $20.7 in the comparable prior year nine-month period. The $12.9 million increase was primarily a result of an increase in net income of $9.4 million combined with an increase in cash provided by non-cash items of $3.1 million, combined with a slight increase in Cash provided by operating assets (net of operating liabilities) of $.4 million.

Net Cash used in investing activities of $24.2 million for the nine months ended September 30, 2020 decreased $17.1 million when compared to Cash used in investing activities in the nine months ended September 30, 2019 of $41.3 million. The change was primarily related to Cash used in the prior year to fund the SubCon and MICOS acquisitions, net of Cash, of $18.9 million combined with cash used to purchase marketable securities of $.5 million during the nine months ended September 30, 2019, partially offset by a year-over-year increase in capital expenditures of $2.3 million.

Cash used in financing activities for the nine months ended September 30, 2020 was $6.5 million compared to Cash provided by financing activities of $20.0 million during the nine months ended September 30, 2019. The $26.5 million change was primarily the result of a net decrease in net debt borrowings, net of payments in 2020 compared to 2019 of $23.0 million and an increase in net share repurchases and issuances of $3.5 million.

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

The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:

•

The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the U.S. Canada, Australia and Western Europe and may grow slowly or experience prolonged delay in developing regions despite expanding power needs;

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

•	The ability of the Company’s customers to raise funds needed to build the infrastructure their customers require;
•	Technological developments that affect longer-term trends for communication lines, such as enhancements to wireless communication;
•	The decreasing demand for product supporting copper-based infrastructure due to the introduction of products using new technologies or adoption of new industry standards;
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

•	Strikes, labor disruptions and other fluctuations in labor costs;
•	Changes in significant government regulations affecting environmental compliances or other litigation matters;
•	Security breaches, malicious computer viruses or other disruptions to the Company’s information technology structure or on the economy as a whole;
•	The telecommunication market’s continued deployment of Fiber-to-the-Premises; and

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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%.  As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar.  The remeasurement impact to the three and nine-month periods ended September 30, 2020 continues to be immaterial and is included in the Company’s consolidated financial statements.

The Company does not hold derivatives for trading or speculative purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $4.6 million and on income before taxes of $2.1 million.

The Company is exposed to market risk, including changes in interest rates and foreign exchange rates since we conduct business in a variety of foreign currencies. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of long-term borrowings, which includes the current portion, of $52.4 million at September 30, 2020. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.7 million for the nine months ended September 30, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) of the Securities and Exchange Act of 1934, as amended, during the nine-month period ended September 30, 2020 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 16, 2020, the Board of Directors authorized a plan to repurchase up to an additional 235,625 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three-month period ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July	22,065	$49.72	83,276	166,724
August	2,270	55.63	85,546	164,454
September	0	N/A	85,546	164,454
Total	24,335

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

October 30, 2020	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

October 30, 2020	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(Principal Accounting Officer)