Form 10-K
period 2020-12-31
PREFORMED LINE PRODUCTS CO
filed 2021-03-05
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

(Mark One)

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

or

☐  Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period From   ________To _______

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2020 was $115,197,295 based on the closing price of such common shares, as reported on the NASDAQ National Market System.  As of March 1, 2021, there were 4,932,008 common shares of the Company ($2 par value) outstanding.

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

•

The potential impact of global economic conditions on the Company’s ongoing profitability and future growth opportunities in the Company’s core markets in the U.S. and other foreign countries, which may experience continued or further instability due to political and economic conditions, social unrest, terrorism, changes in diplomatic and trade relationships and public health concerns (including viral outbreaks such as COVID-19). The COVID-19 pandemic has significantly impacted worldwide economic conditions and has and could continue to have an adverse effect on the Company’s operations and businesses as government authorities could continue to impose mandatory closures, work-from-home orders and social distancing protocols along with other unknown potential restrictions.  The duration and scope of the COVID-19 pandemic cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated;

•	The ability of the Company’s customers to raise funds needed to build the infrastructure projects their customers require;
•	Technological developments that affect longer-term trends for communication lines, such as wireless communication;
•	The decreasing demand for product supporting copper-based infrastructure due to the introduction of products using new technologies or adoption of new industry standards;
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

•

The impact of COVID-19 could potentially exacerbate all the risks discussed, any of which could have a material impact on the Company. The situation continues to change and additional impacts may arise that the Company is not aware of currently; and

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

Part I

Item 1.  Business

Background

Preformed Line Products Company together with its subsidiaries (the “Company”) is an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead, ground-mounted and underground networks for the energy, telecommunication, cable operators, information (data communication) and other similar industries.  The Company’s primary products support, protect, connect, terminate and secure cables and wires.  The Company also provides solar hardware systems and mounting hardware for a variety of solar power applications.  The Company’s goal is to continue to achieve profitable growth as a leader in the research, innovation, development, manufacture and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets.

The Company serves a worldwide market through strategically located domestic and international manufacturing facilities.  With the exception of one sales office, each of the Company’s domestic and international manufacturing facilities have obtained an International Organization of Standardization (“ISO”) 9001:2015 Certified Management System Certificate. The ISO 9001:2015 certified management system is a globally recognized certified quality standard for manufacturing and assists the Company in marketing its products throughout the world.  The Company’s customers include public and private energy utilities and communication companies, cable operators, financial institutions, governmental agencies, contractors and subcontractors, distributors and value-added resellers.  The Company is not dependent on a single customer or small group of customers.  No single customer accounts for more than 10% of the Company's consolidated revenues.

The Company’s products include:

•	Energy Products
•	Communications Products
•	Special Industries Products

Energy Products are used  to support, protect, terminate and secure both power conductor and fiber communication cables and to control cable dynamics (e.g., vibration).  Formed wire products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape.  Advantages of using the Company’s helical formed wire products are that they are economical, dependable and easy to use.  The Company introduced formed wire products to the power industry over 70 years ago and such products enjoy an almost universal acceptance in the Company’s markets. Related hardware products include hardware for supporting and protecting transmission conductors, spacers, spacer-dampers, stockbridge dampers, corona suppression devices and various compression fittings for dead-end applications.  Energy products were approximately 66%, 67% and 66% of the Company’s revenues in 2020, 2019 and 2018, respectively.

Communications Products, including splice cases, are used to protect fixed line communication networks, such as copper cable or fiber optic cable, from moisture, environmental hazards and other potential contaminants.  Communications products were approximately 24%, 22% and 21% of the Company’s revenues in 2020, 2019 and 2018, respectively.

Special Industries Products include data communication cabinets, hardware assemblies, pole line hardware, resale products, underground connectors, solar hardware systems, guy markers, tree guards, fiber optic cable markers, pedestal markers and urethane products.  They are used by energy, renewable energy, communications, cable and special industries (i.e., metal building, tower and antenna industries, the agriculture and arborist industries, and marine systems industry) for various applications and are defined as products that complement the Company’s core line offerings.  Special industries products were approximately 10%, 11% and 13% of the Company’s revenues in 2020, 2019 and 2018, respectively.

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

In 2019, the Company acquired 90% of MICOS Telcom s.r.o (“MICOS Telcom”) headquartered in Prostějov, Czech Republic with the remaining 10% to be acquired over the next two years.  The acquisition of MICOS Telcom will strengthen the Company’s position in the global telecom market and also will expand its operational presence in Europe.

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

Fiber optic cable was first deployed in the outside plant environment in the early 1980s.  Through fiber optic technologies, a much greater amount of both voice and data communication can be transmitted reliably.  In addition, this technology solved the cable congestion problem that the large count copper cable was causing in underground, buried and aerial applications.  The Company developed and adapted copper closures for use in the emerging fiber optic world.  In the late 1980s, the Company developed a series of splice cases designed specifically for fiber optic application.  In the mid-1990s, the Company developed its plastic COYOTE® Closure and has since expanded the product line to address Fiber-to-the-Premises (FTTP) applications.  The COYOTE Closure is an example of the Company developing a new line of proprietary products to meet the changing needs of its customers.

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

Electric Utilities - Transmission. The electric transmission grid is the interconnected network of high voltage aluminum conductors used to transport large blocks of electric power from generating facilities to distribution networks.  Currently, there are three major power grids in the U.S.:  the Eastern Interconnect, the Western Interconnect and the Texas Interconnect.  Virtually all electrical energy utilities are connected with at least one other utility by one of these major grids.  The Company believes that transmission grids need upgrades throughout much of the U.S.  With demand for power now exceeding supply in some areas, the need for the movement of bulk power from the energy-rich areas to the energy-deficient areas means that new transmission lines will likely be built and many existing lines will likely be refurbished.  Connecting renewable energy sources to the grid should also continue to attract new investment to fund transmission infrastructure projects in the future.  The Company believes that this may generate opportunities for the Company’s products in this market over at least the next several years.  In addition, increased construction of international transmission grids is occurring in many regions of the world.  However, consolidations in the markets that the Company services with increased global competition, as well as stagnant or declining economic conditions, limited government funding and lower energy prices, may also have an adverse impact on the Company’s sales.

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

Early in its history, the Company recognized the need to understand the performance of its products and the needs of its customers.  To that end, the Company developed a 29,000 square foot Research and Engineering Center located at its corporate headquarters in Mayfield Village, Ohio.  In 2013, the Company expanded its Research and Engineering Center by an additional 8,000 square feet.  Using the Research and Engineering Center, engineers and technicians simulate a wide range of external conditions encountered by the Company’s products to ensure quality, durability and performance.  The work performed in the Research and Engineering Center includes advanced studies and experimentation with various forms of vibration and environmental changes.  This work has contributed significantly to the collective knowledge base of the industries the Company serves and is the subject matter of many papers and seminars presented to these industries and has led to the expansion and support of 12 research labs located in its facilities around the world.

The Company believes that its Research and Engineering Center is one of the most sophisticated in the world in its specialized field.  The Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling.  Today, the Company’s reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a competitive advantage.  In addition to testing, the work performed at the Company’s Research and Development Center continues to fuel product development efforts.  For example, the Company estimates that approximately 16.7% of 2020 revenues were attributed to products developed by the Company in the past five years.  In addition, the Company’s position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations which are charged with the responsibility of establishing industry-wide specifications and performance criteria, including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission).  Research and development costs are expensed as incurred.  Research and development costs for new products were $2.8 million in 2020, $3.0 million in 2019 and $2.4 million in 2018.

Patents and Trademarks

The Company applies for patents in the U.S. and other countries, as appropriate, to protect its significant patentable developments.  As of December 31, 2020, the Company had in force 44 U.S. patents and 119 international patents in 21 countries and had 23 pending U.S. patent applications and 48 pending international applications.  While such domestic and international patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company’s business.  The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company’s business as a whole or to any of its businesses.  Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks.  The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology.  As of December 31, 2020, the Company had obtained U.S. registration on 34 trademarks and 5 trademark application remained pending.  International registrations amounted to 241 registrations in 35 countries, with 6 pending international registrations.

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

•	The Company’s 30 sales and manufacturing locations ensure close support and proximity to customers worldwide.

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

Sources and Availability of Raw Materials

The principal raw materials used by the Company are galvanized wire, stainless steel, aluminum covered steel wire, aluminum rod, plastic resins, glass-filled plastic compounds, neoprene rubbers and aluminum castings.  The Company also uses certain other materials such as fasteners, packaging materials and fiber communications devices. The Company believes that it has adequate sources of supply for the raw materials used in its manufacturing processes and it regularly attempts to develop and maintain sources of supply in order to extend availability and encourage competitive pricing of these products.

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

Raw material costs were stable throughout most of 2020 and then began to gradually increase in the fourth quarter.  The Company expects prices on metals and plastics to continue to increase throughout 2021.

The Company cannot currently predict the continuing impact of the COVID-19 pandemic on its supply chain or global business operations. The Company’s supply chain has been and could continue to be disrupted by the COVID-19 pandemic which could have a material, adverse effect on its ability to secure raw materials and supplies.

Backlog Orders

The Company’s backlog was approximately $115.1 million at the end of 2020 and $111.2 million at the end of 2019.  All customer orders entered are firm at the time of entry.  Most orders can be shipped within a two to four-week period unless the customer requests an alternative date.

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

Human Capital

At December 31, 2020, the Company had 2,969 employees, the overwhelming majority of which are full-time employees.  Approximately 25% of the Company’s employees are located in the U.S.

The Company views its employees and culture as keys to its success.  The Company aims to attract and retain employees who will be empowered to have the freedom to make decisions and take actions in the best interest of the Company, while being recognized and accountable for those decisions and actions.  The Company focuses on innovation, inclusion and diversity, safety and engagement to develop the best talent.

The COVID-19 pandemic continues to impact businesses globally.  The Company has been successful with proactive measures to protect the health and safety of its employees and to maintain business continuity.  The Company has established several safety protocols in its production and office areas, including, but not limited to schedule rotations, face coverings, barriers, physical distance requirements, enhanced cleaning procedures and body temperature monitoring.  The Company continues to assess all challenges related to COVID-19 and regularly updates its employees.

For more information on the risks related to the Company’s human capital resources, see Item 1A – Risk Factors.

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

Item 1A. Risk Factors

The Company’s business, operating results, financial condition and cash flows may be affected by a number of factors including, but not limited to those discussed below.  Any of these factors could cause the Company’s actual results to vary material from recent results of future anticipated results.

Industry and Economic Risks

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

The Company’s cost of sales may be materially adversely affected by increases in the market prices of the raw materials used in the Company’s manufacturing processes.  The Company may not be able to pass on price increases in raw materials to the Company’s customers through increases in product prices.  As a result, the Company’s operating results could be adversely affected.  In addition, any decrease or delay in the availability of these materials or interruptions generally in the global supply chain could slow production and delivery to the Company’s customers.  The Company’s supply chain has been and could continue to be disrupted by the COVID-19 pandemic which could have a material, adverse effect on the ability to secure raw materials and supplies.

The Company’s international operations subject the Company to additional business risks that may have a material adverse effect on the Company’s business, operating results and financial condition.

International sales account for a substantial portion of the Company’s net sales (57%, 60% and 61% in 2020, 2019 and 2018, respectively) and the Company expects these sales could increase as a percentage of net sales in the future.  Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, which could materially adversely affect U.S. dollar sales or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, reduced or limited protection of intellectual property rights, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards.  The Company is subject to foreign currency volatility which could materially impact the Company’s operating results, including the impact of hyper-inflationary conditions in certain economies, particularly where exchange controls limit or eliminate the Company’s ability to convert from local currency.  The Company is also subject to general geopolitical risks, such as political and economic instability, social unrest, terrorism and changes in diplomatic and trade relationships in connection with its international operations. Any such disruption could cause delays in the production and distribution of the Company’s products and the loss of sales and customers. Moreover, these types of events could negatively impact consumer spending or the economy in the impacted regions or depending upon the severity, globally.  These risks of conducting business internationally may have a material adverse effect on the Company’s business, operating results and financial condition.

Additionally, in 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”).  Continued uncertainty relating to Brexit could adversely impact the Company.  The United Kingdom formally exited the European Union on January 31, 2020 and had a transition period that ended on December 31, 2020.  Since January 1, 2021, the European Union – United Kingdom Trade and Cooperative Agreement has provisionally been in effect.  Due to the lack of comparable precedent, the ongoing uncertainty regarding the current situation could continue to or have a further adverse impact on global economic conditions, the stability of global financial markets and global market liquidity, including effects on the discontinuation, reform or replacement of LIBOR as a reference interest rate included under the Company’s credit facility. Any of these factors could depress economic activity or lead to long-term volatility in the currency markets which could adversely impact the Company’s business, financial condition and results of operations.

The COVID-19 pandemic may have a material adverse effect on the Company’s business, operating results and financial condition

The Company is subject to public health concerns, including viral outbreaks such as the COVID-19 pandemic. COVID-19 has significantly impacted worldwide economic conditions and could continue to have an adverse effect on the Company’s operations and businesses as government authorities could continue to impose mandatory closures, work-from-home orders and social distancing protocols along with other unknown potential restrictions.  COVID-19 has disrupted and could continue to disrupt the Company’s supply chain, which could have a material, adverse effect on the Company’s ability to secure raw materials and supplies and could result in increased costs and the loss of sales and customers. The impact of COVID-19 could potentially exacerbate all the risks discussed and lead to the creation of new risks, any of which could have a material adverse effect on the Company’s business, operating results and financial condition. The duration and scope of the COVID-19 pandemic cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated.

Business and Operations Risks

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

Legal, Tax and Regulatory Risks

The Company may be adversely impacted by laws, regulation, and litigation.

The Company is subject to various laws and regulation.  For example, extensive environmental regulations related to air and water quality, the discharge of pollutants, the handling of toxic waste and the handling and transport of products and components classified as hazardous impact its daily operations.  The introduction of new laws or regulations, or changes in existing laws or regulations, could increase the costs of doing business. It is difficult to predict what impact, if any, changes in federal policy, including environmental and tax policies, as a result of recent U.S. federal elections will have on our industry, the economy as a whole, consumer confidence and spending. As a result, the nature, timing and impact on our business of potential changes to the current legal and regulatory frameworks are uncertain.  At any given time, the Company may also be subject to litigation or claims related to its products, suppliers, customers, employees, shareholders, distributors, sales representatives, intellectual property or acquisitions, among other things, the disposition of which may have an adverse effect upon the Company’s business, financial condition, or results of operation. The outcome of litigation is difficult to assess or quantify. Lawsuits can result in the payment of substantial damages by defendants. If the Company is required to pay substantial damages and expenses as a result of these or other types of lawsuits, the Company’s business and results of operations would be adversely affected. Regardless of whether any claims against the Company are valid or whether it is liable, claims may be expensive to defend, may cause reputational harm (particularly where any claims relate to significant harm to persons and property) and may divert time and money away from the Company’s operations. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of the Company’s insurance coverage for any claims could adversely affect the Company’s business and operating results.

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

The Company is subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating the provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. The Company’s effective tax rates could be affected by numerous factors, including but not limited to, intercompany transactions, the relative amount of its foreign earnings, including earnings being lower than anticipated in jurisdictions where the Company has lower statutory rates and higher than anticipated in jurisdictions where the Company has higher statutory rates, losses incurred in jurisdictions for which the Company is not able to realize the related tax benefit, changes in foreign currency exchange rates, changes in its deferred tax assets and liabilities and any related valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations.  Finally, due to the Covid-19 pandemic foreign governments tried to help stimulate the economy by enacting new tax legislation throughout the 2020 year.  These foreign governments will continue to look into future changes to the

Risk Factors Related to Human Capital

The Company depends on maintaining a skilled workforce and any interruption in the workforce could negatively impact the Company’s operating results and financial condition.

The Company’s ability to sustain and grow its business requires a commitment to hire, retain and develop a highly skilled and diverse management team and workforce.  Failure to ensure that we have the depth and breadth of personnel with the necessary skill set and experience, or the loss of key employees, could impede the Company’s ability to deliver its growth objectives and execute its strategy.

The Company continues to develop and invest in human capital through continuing education, work-related certifications, and talent and performance management systems.  These efforts directly impact the ability to deliver its growth objectives and execute its strategy.

Item 1B. Unresolved Staff Comments

The Company does not have any unresolved staff comments.

Item 2.  Properties

The Company currently owns or leases 40 facilities, which together contain approximately 2.6 million square feet of manufacturing, warehouse, research and development, sales and office space worldwide.  Most of the Company’s international facilities contain space for offices, research and engineering (R&E), warehousing and manufacturing with manufacturing using a majority of the space.  The following table provides information regarding the Company’s principal facilities:

						Total Approximate
		Number of Facilities				Square Feet
Segment	Location	Manufacturing	Warehouse	R&E	Office	Owned	Leased
United States	United States	2	2	1	3	704,900

Americas	Brazil	1	1	1	1	167,600
	Argentina	1	1		1		26,400
	Colombia		1		2		18,600
	Canada	2	2	1	2	124,400
	Mexico	1	1		2	113,000	1,100

Asia-Pac	Australia	1	2	1	3	122,900	79,000
	China	3	2	2	2	295,000
	Indonesia	2	1		2	197,900
	Malaysia	1	1				18,600
	Thailand	1	3		1	80,000	49,500
	New Zealand	1	2	1	2	34,200	6,200
	Vietnam				1		8,700

EMEA	Great Britain	1	1	1	1	90,400
	Austria	1			1		14,100
	Czech Republic	2	1	1	1		66,700
	France			2	2		53,700
	Russia	1					9,100
	South Africa	1	1	1	1	68,800
	Spain	1	1	1	1	63,300	10,800
	Poland	1	1	1	1	175,000

Item 3. Legal Proceedings

The Company can be party to a variety of pending legal proceedings and claims arising in the normal course of business, including, but not limited to, litigation relating to employment, workers’ compensation, product liability, environmental and intellectual property. The Company has liability insurance to cover many of these claims.

Although the outcomes of these matters are not predictable with certainty, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the event the Company determines that a loss is not probable, but is reasonably possible, and the likelihood to develop what the Company believes to be a reasonable range of potential loss exists, the Company will include disclosure related to such matters.  To the extent that there is a reasonable possibility the losses could exceed amounts already accrued, the Company will adjust the accrual in the period in which the determination is made, disclose an estimate of the additional loss or range of loss and if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.  During the year ended December 31, 2020, the Company accrued approximately $2.2 million representing its best estimate for losses to be incurred on a variety of global legal matters.

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

The Complaint states that Plaintiff engaged SNC ATP to design, engineer, procure and construct numerous power distribution and transmission facilities in Alberta (the “Projects”) and that through SNC ATP and HD Supply (now Anixter), spacer dampers manufactured by Helix were procured and installed in the Projects.  The Complaint alleges that the spacer dampers have and may continue to become loose, open and detach from the conductors, resulting in damage and potential injury and a failure to perform the intended function of providing spacing and damping to the Project.  The Plaintiffs are seeking an estimated $56.0 million Canadian dollars in damages jointly and severally from the Defendants, representing the costs of monitoring and replacing the spacer dampers and remediating property damage, due to alleged defects in the design and construction of, and supply of materials for, the Projects by SNC ATP and HD Supply/Anixter and in the design of the spacer dampers by Helix.

The Company believes the claims against it are without merit and intends to vigorously defend against such claims. The Company is unable to predict the outcome of this case, however, it has recorded a reserve for the low end of the range for potential loss associated with this matter.  If this matter is concluded in a manner adverse to the Company, it could have a material effect on the Company’s financial results.

Item 4. Mine Safety Disclosures

Not applicable

Item 4A. Information about our Executive Officers

Each executive officer is elected by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal.

Name	Age	Position
Robert G. Ruhlman	64	Chairman, President and Chief Executive Officer
William H. Haag	57	Vice President - Asia Pacific Region
John M. Hofstetter	56	Executive Vice President - U.S. Operations
Andrew S. Klaus	55	Chief Financial Officer
Dennis F. McKenna	54	Chief Operating Officer
John J. Olenik	50	Vice President - Research and Engineering
Tim O'Shaughnessy	50	Vice President - Human Resources
J. Ryan Ruhlman	37	Vice President - Marketing and Business Development
Caroline S. Vaccariello	54	General Counsel and Corporate Secretary

The following sets forth the name and recent business experience for each person who is an executive officer of the Company at March 1, 2021:

Robert G. Ruhlman was elected Chairman in July 2004.  Mr. Ruhlman has served as Chief Executive Officer since July 2000 and as President since 1995 (positions he continues to hold). Mr. Ruhlman is the father of J. Ryan Ruhlman, Vice-President – Marketing and Business Development and a Director of the Company, and of Maegan A. R. Cross, also a Director of the Company.

William H. Haag was elected Vice President - Asia Pacific Region in January 2018.  Prior to that, Mr. Haag served as the Company’s Vice President - International Operations since April 1999.

John M. Hofstetter was elected Executive Vice President - U.S. Operations in October 2020.  Prior to that, Mr. Hofstetter served as Vice President – Sales and Global Communications Markets and Business Development in April 2012.

Andrew S. Klaus was elected Chief Financial Officer in April 2020.  Previous to his employment with the Company, Mr. Klaus served as the Chief Accounting Officer and VP Corporate Controller at Vertiv Holdings Co. since 2017.  Mr. Klaus served as the Chief Financial Officer of Consolidated Precisions Products Corporation from 2013 to 2017 and Vice President, Corporate Controller for JMC Steel Group (now known as Zekelman Industries, Inc.) from 2007 to 2013.

Dennis F. McKenna was elected Chief Operating Officer in January 2019.  Prior to that, Mr. McKenna served as Executive Vice President Global Business Development since January 2015 where he expanded his role to include worldwide marketing and business development strategies.  Prior to that, he was elected Vice President - Marketing and Global Business Development in April 2004.

John J. Olenik was elected Vice President - Research and Engineering in January 2020.  Prior to that, Mr. Olenik was the Company’s Director of Engineering since 2013 where he was promoted from his prior role as Engineering Manager of Power Product Development.  Mr. Olenik has been with the Company since 1997.

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

J. Ryan Ruhlman was elected to the Company’s Board of Directors in July 2015 and as Vice President - Marketing and Business Development in December 2015, which expanded his role to include new acquisition and market opportunities.  Prior to that, he was promoted to Director Marketing and Business Development in January 2015 including responsibilities for Special Industries, Distribution and Transmission Markets, as well as Marketing Communications.  Mr. Ruhlman is the son of Robert G. Ruhlman, the Chief Executive Officer and Chairman of the Company, and the brother of Maegan A. R. Cross, a Director of the Company.

Caroline S. Vaccariello was elected General Counsel and Corporate Secretary in January 2007.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on NASDAQ under the trading symbol “PLPC”.  As of March 1, 2021, the Company had approximately 2,000 shareholders of record.  The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company’s common shares as reported by the NASDAQ and (ii) the amount per share of cash dividends paid by the Company.

	Year ended December 31
	2020			2019
Quarter	High	Low	Dividend	High	Low	Dividend
First	$60.76	$36.41	$0.20	$62.98	$51.52	$0.20
Second	55.00	38.43	0.20	57.57	46.40	0.20
Third	60.45	47.25	0.20	58.60	47.01	0.20
Fourth	67.59	48.77	0.20	75.01	49.99	0.20

While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company’s Board of Directors in light of the current needs of the Company.  Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(1)	(1)	(2)
Equity compensation plans approved by security holders	250,513	$54.81	672,879
Equity compensation plans not approved by security holders	0	$0.00	0
Total	250,513		672,879

(1)	Of these shares, 199,563 were issued in the form of restricted stock units, which have no exercise price. Accordingly, such shares were not included in the weighted average exercise price.

(2)

The Company’s Long-Term Incentive Plan of 2008 was replaced in May 2016 by the 2016 Incentive Plan.  Up to 900,000 of the 1,000,000 shares initially authorized may be issued in the form of restricted shares or units under the new plan.  See Note H in the Notes to Consolidated Financial Statements for information relating to the Company’s 2016 Incentive Plan.

Performance Graph

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the Company’s common shares with the cumulative total return of hypothetical investments in the NASDAQ Composite Index and the Peer Group Index based on the respective market price of each investment at December 31, 2015, December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019, and December 31, 2020, assuming in each case an initial investment of $100 on December 31, 2015, and reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Preformed Line Products, the NASDAQ Composite Index,
and Hemscott Industry Group 627 (Industrial Electrical Equipment)

$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Preformed Line Products
NASDAQ Composite
Hemscott Industry Group 627 (Industrial Electrical Equipment)

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	2015	2016	2017	2018	2019	2020
PREFORMED LINE PRODUCTS CO	100.00	140.61	174.34	134.69	151.98	174.96
NASDAQ MARKET INDEX	100.00	108.87	141.13	137.12	187.44	271.64
PEER GROUP INDEX	100.00	123.36	140.50	115.45	149.46	181.59

Purchases of Equity Securities

On March 16, 2020, the Board of Directors authorized a plan to repurchase up to an additional 235,625 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date.  The following table includes repurchases for the three months ended December 31, 2020:

Period (2020)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October	0	$0.00	85,546	164,454
November	0	$0.00	85,546	164,454
December	19,900	$62.71	105,446	144,554
Total	19,900

Item 6.  Selected Financial Data

Omitted

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

The MD&A is organized as follows:

➣	Overview
➣	Market Overview
➣	Preface
➣	Results of Operations
➣	Working Capital, Liquidity and Capital Resources
➣	Critical Accounting Policies and Estimates
➣	Recently Adopted Accounting Pronouncements
➣	New Accounting Standards to be Adopted

OVERVIEW

Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) was incorporated in Ohio in 1947.  We are an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries.  Our primary products support, protect, connect, terminate, and secure cables and wires.  We also provide solar hardware systems, mounting hardware for a variety of solar power applications, and fiber optic and copper splice closures. PLPC is respected around the world for quality, dependability and market-leading customer service.  Our goal is to continue to achieve profitable growth as a leader in the research, innovation, development, manufacture, and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets.  We have 30 sales and manufacturing operations in 21 different countries.

We report our segments in four geographic regions: PLP-USA (including corporate), The Americas (includes operations in North and South America without PLP-USA), EMEA (Europe, Middle East & Africa) and Asia-Pacific, in accordance with accounting standards codified in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, “Segment Reporting”.  Each segment distributes a full range of our primary products.  Our PLP-USA segment is comprised of our U.S. operations manufacturing our traditional products primarily supporting our domestic energy, telecommunications and solar products.  Our other three segments, The Americas, EMEA and Asia-Pacific, support our energy, telecommunications, data communication and solar products in each respective geographical region.

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

In 2020, sales in the energy market continued to increase due to the number and scale of energy and communication projects in North America.  We believe that our leadership position in the market and ability to deliver reliable products quickly will enable us to take advantage of prospects for continued growth as transmission grids are enhanced and extended.  As communication networks continue to be upgraded and expanded, our product offering positions us well to participate in the expansion.

Our international business is more concentrated in the energy and communications markets, which is where we experienced our most significant top line growth in 2020.  Historically, our international sales were primarily related to the medium voltage distribution segment of the energy market but have grown through acquisition and new product development to include a significant contribution from the transmission and telecommunications markets.  We believe that we are well positioned to supply the needs of the world’s diverse energy market requirements as a result of our strategically located operations and array of product designs and technologies.

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

The following discussion describes our results of operations for the years ended December 31, 2020 and 2019. The first quarter of 2020 saw the global outbreak of a novel strain of coronavirus (“COVID-19”), which in the latter part of the quarter created significant global economic disruption.  While the recent outbreak did not have a material impact on our results for the reported periods, it created challenges for us in countries that were the earliest to be impacted by the pandemic, namely countries in our Asia-Pacific business segment. Due to restrictions on our operations, the operations of our customers and the global supply chain, we are continuing to actively monitor the impact of COVID-19 on future periods.

As the virus spread, we took action to protect the health and safety of our employees while we maintained critical operations to protect our customers and suppliers.  Many of our customers are considered “essential” and remained open for business, although in a limited capacity in some cases, which slowed demand into the second and third quarter, most notably for specific customers in our Asia Pacific business segment. Our North American plants have remained fully operational and only some of our international plants were closed temporarily. There are some restrictions on the supply of products and potential price increases globally.  The possibility of these restrictions may continue or expand to other regions, but our global supply chain currently remains strong.

Due to the uncertainty created by COVID-19, we are actively managing costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs.  We have reduced and may continue to reduce operating expenses and could experience lower variable SG&A, primarily through a decrease in travel-related expenses incurred by our associates, due to travel restrictions.

While we expect the COVID-19 outbreak could continue to have an adverse impact on our business, the businesses of our customers and the global economy, we cannot predict the duration or scope of the COVID-19 pandemic or the magnitude of its impact on our business and results of operations.  In addition, the impact of COVID-19 could potentially exacerbate other risks discussed, any of which could have a material adverse effect on the Company.  We continue to assess all challenges related to COVID-19 and plan accordingly.

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies weaken against the U.S. dollar, our sales and costs decrease as the foreign currency-denominated financial statements translate into fewer U.S. dollars.  In total, foreign currencies weakened against the U.S. dollar in both 2020 and 2019.  The fluctuations of foreign currencies during the years ended December 31, 2020 and 2019 had an unfavorable impact on net sales of $16.9 million and $14.2 million, respectively.  On a reportable segment basis, the unfavorable impact of foreign currency translation on net sales and net income for the years ended December 31, 2020 and 2019, respectively, was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income (Loss)
(Thousands of dollars)	2020	2019	2020	2019
The Americas	$(15,523)	$(6,752)	$(1,391)	$(121)
EMEA	(777)	(4,323)	(26)	(233)
Asia-Pacific	(563)	(3,092)	73	11
Total	$(16,863)	$(14,167)	$(1,344)	$(343)

The effect of currency translation had an unfavorable impact on net income in the years ended December 31, 2020 and 2019 of $1.3 million and $.3 million, respectively.  There were $2.1 million in losses on foreign currency translation on operating income for the year ended December 31, 2020.  There were transaction losses of $1.5 million that were partially mitigated by forward currency contract gains of $.4 million in the year ended December 31, 2020 and $.2 million of transaction losses in the year ended December 31, 2019 as summarized in the following table:

	Foreign Currency Impact
	Year Ended December 31
(Thousands of dollars)	2020	2019
Operating income	$40,207	$32,627
Translation loss	2,143	0
Transaction loss	1,455	211
Net gain on forward currency contracts	(415)	0
Operating income excluding currency impact	$43,390	$32,838

Despite the continued changes in the current global economy, we believe our business fundamentals and our financial position are sound and strategically well-positioned.  We remain focused on assessing our global market opportunities and overall manufacturing capacity in conjunction with the requirements of local manufacturing in the markets that we serve. If necessary, we will utilize our global manufacturing network to manage costs, while driving sales and delivering value to our customers.  We have continued to invest in the business to expand into new markets for us to improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our current and new customers.  We currently have a bank debt to equity ratio of 19.2% and can borrow needed funds at a competitive interest rate under our credit facility.  A consolidated decrease in debt of $9.8 million as of December 31, 2020 was partially a result of prior year funding needs for two acquisitions and the 2020 sale of a corporate aircraft, which contributed to the decrease in our bank debt to equity ratio from 24.5% at December 31, 2019.  See Note E in the Notes to Consolidated Financial Statements for more information related to our debt position.

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the years ended December 31, 2020 and 2019.  The Company’s past operating results are not necessarily indicative of future operating results.

	Year Ended December 31
(Thousands of dollars)	2020		2019		Change
Net sales	$466,449	100.0%	$444,861	100.0%	$21,588
Cost of products sold	312,436	67.0	304,266	68.4	8,170
GROSS PROFIT	154,013	33.0	140,595	31.6	13,418
Costs and expenses	113,806	24.4	107,968	24.3	5,838
OPERATING INCOME	40,207	8.6	32,627	7.3	7,580
Other income (expense), net	364	0.1	(1,169)	(0.3)	1,533
INCOME BEFORE INCOME TAXES	40,571	8.7	31,458	7.1	9,113
Income taxes	10,810	2.3	8,122	1.8	2,688
NET INCOME	29,761	6.4	23,336	5.2	6,425
Net income (loss) attributable to noncontrolling interests	42	0.0	(33)	(0.0)	75
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$29,803	6.4%	$23,303	5.2%	$6,500

2020 RESULTS OF OPERATIONS COMPARED TO 2019

Net sales.  In 2020, net sales were $466.4 million, an increase of $21.6 million, or 5%, compared to 2019.  Excluding the unfavorable effect of currency translation, net sales increased 9% as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2020	2019	Change	Translation	Translation	Change
Net sales
PLP-USA	$201,277	$178,301	$22,976	$0	$22,976	13%
The Americas	74,192	68,293	5,899	(15,523)	21,422	31
EMEA	91,108	79,158	11,950	(777)	12,727	16
Asia-Pacific	99,872	119,109	(19,237)	(563)	(18,674)	(16)
Consolidated	$466,449	$444,861	$21,588	$(16,863)	$38,451	9%

The increase in PLP-USA net sales of $23.0 million, or 13%, was primarily due to a volume increase in energy and communication product sales.  International net sales for the year ended December 31, 2020 were unfavorably affected by $16.9 million when local currencies were converted to U.S. dollars.  The following discussion of changes in net sales excludes the effect of currency translation.  The Americas net sales of $74.2 million increased $21.4 million, or 31%, primarily due to higher volume in energy and communication product sales.  EMEA net sales of $91.1 million increased $12.7 million, or 16%, primarily due to volume increases in communication products in the region, including incremental sales from businesses acquired in 2019.  The Asia-Pacific net sales of $99.9 million decreased $18.7 million, or 16%, compared to 2019 primarily due to a combined volume decrease mostly as a result of the disruption to the global economy caused by the COVID-19 pandemic.

Gross Profit.  Gross profit of $154.0 million for 2020 increased $13.4 million, or 10%, compared to 2019.  Excluding the unfavorable effect of currency translation, gross profit increased $18.5 million, or 13%, as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2020	2019	Change	Translation	Translation	Change
Gross profit
PLP-USA	$75,182	$63,630	$11,552	$0	$11,552	18%
The Americas	23,854	22,912	942	(4,830)	5,772	25
EMEA	31,019	23,435	7,584	(205)	7,789	33
Asia-Pacific	23,958	30,618	(6,660)	(84)	(6,576)	(21)
Consolidated	$154,013	$140,595	$13,418	$(5,119)	$18,537	13%

PLP-USA gross profit of $75.2 million increased by $11.6 million, or 18%, compared to 2019 mostly due to an increase in sales volume and a shift in mix toward higher margin products.  International gross profit for the year ended December 31, 2020 was unfavorably impacted by $5.1 million when local currencies were translated to U.S. dollars.  The following discussion of gross profit changes excludes the effects of currency translation.  The Americas gross profit increased $5.8 million, which was primarily the result of the year-over-year increase in sales of $21.4 million combined with approximately $.3 million of COVID-19 subsidies.  EMEA gross profit increased $7.8 million due to the $12.7 million increase in sales in the region, which continued to include the incremental growth from businesses acquired in 2019.  Asia-Pacific’s gross profit decreased $6.6 million primarily as a result of a year-over-year reduction in sales volume, largely caused by negative impact related to the COVID-19 pandemic.  The gross profit decrease in Asia-Pacific was partially offset by $.4 of COVID-19 subsidies.

Costs and expenses. Costs and expenses of $113.8 million for the year ended December 31, 2020 increased $5.8 million, or 5%, compared to 2019.  Excluding the favorable effect of currency translation, costs and expenses increased $8.8 million, or 8%, as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2020	2019	Change	Translation	Translation	Change
Costs and expenses
PLP-USA	$52,794	$51,216	$1,578	$0	$1,578	3%
The Americas	16,008	13,807	2,201	(2,701)	4,902	36
EMEA	22,636	20,058	2,578	(195)	2,773	14
Asia-Pacific	22,368	22,887	(519)	(79)	(440)	(2)
Consolidated	$113,806	$107,968	$5,838	$(2,975)	$8,813	8%

PLP-USA costs and expenses of $52.8 million increased $1.6 million, or 3%.  PLP-USA’s year-over-year increase was attributable to higher personnel related expenses, including benefits, of $1.4 million, a loss on sale of capital assets of $1.0 million, increased commissions of $1.0 million and higher insurance expense of $.4 million.  Offsetting these losses were lower travel expenses of $1.5 million, decreases in both professional fees and allowance for doubtful accounts of $.3 million and a year-over-year net incremental gain on foreign currency transactional exchange.  PLP’s foreign currency exchange losses were primarily related to translating into U.S. dollars its foreign currency denominated loans, trade receivables and royalty receivables from its foreign subsidiaries at the December 2020 year-end exchange rates.  PLP’s costs and expenses for the year ended December 31, 2020 were favorably impacted by $3.0 million when local currencies were translated to U.S. dollars.  The following discussions of costs and expenses exclude the effect of currency translation.  The Americas costs and expenses increase of $4.9 million was primarily due to higher expenses related to a litigation reserve of $2.0 million, higher personnel related costs of $1.3 million, an incremental net loss on foreign currency transactions exchange of $.9 million, higher commissions of $.5 million and combined increases in allowance for doubtful accounts and professional fees of $.2 million.  EMEA costs and expenses of $22.6 million increased $2.8 million mainly due to higher personnel related costs of $1.7 million, increased rental expense of $.5 million, higher amortization expense of $.4 million, associated with acquired businesses, higher allowance for doubtful accounts of $.4 million and an increase in professional fees of $.1 million.  The increases were partially offset by a government subsidy of $.2 million.  Asia-Pacific costs and expenses of $22.4 million decreased $.4 million primarily due to a decrease in travel and entertainment expenses related to business conditions resulting from the COVID-19 pandemic combined with a government subsidy of $.4 million, which was partially offset by an incremental loss on foreign currency transactional exchange of $.7 million and an increase in professional fees of $.1 million.

Other income (expense).  Other income of $.4 million for the year ended December 31, 2020 was favorable by $1.6 million when compared to other (expense) for the twelve months ended December 31, 2019 of $1.2 million.  During the twelve months ended December 31, 2020, Asia-Pacific received government subsidies of $1.1 million related to COVID-19.

Income taxes.  Income taxes for the years ended December 31, 2020 and 2019 were $10.8 million and $8.1 million, respectively, based on pre-tax income of $40.6 million and $31.5 million, respectively. The effective tax rate for the years ended December 31, 2020 and 2019 was 26.6% and 25.7%, respectively, compared to the U.S. federal statutory rate of 21%.  Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S. federal statutory income tax rate, and the relative amount of income earned in those jurisdictions where such earnings are permanently reinvested.  It is also affected by discrete items that may occur in any given period but are not consistent from year to year.  The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21%:

2020

1.	A $.7 million, or 1.7%, net increase resulting from higher U.S. permanent items primarily related to limitations on the deductibility of executive compensation.
2.	A $.2 million, or .6%, net decrease resulting from losses in certain jurisdictions where no tax benefit was previously recognized.
3.	A $1.3 million, or 3.2%, net increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.
4.	A $.9 million, or 2.2%, net increase resulting from state and local taxes, net of federal benefit.

2019

1.	A $.9 million, or 2.9%, net increase resulting from higher U.S. permanent items primarily related to limitations on the deductibility of executive compensation
2.	A $.4 million, or 1.3%, net decrease resulting from losses in certain jurisdictions where no tax benefit was previously recognized.
3.	A $.9 million, or 2.9%, net increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

Net income.  As a result of the preceding items, net income for the year ended December 31, 2020 was $29.8 million, compared to $23.3 million for 2019.  Excluding the effect of currency translation, net income increased $7.8 million as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2020	2019	Change	Translation	Translation	Change
Net income
PLP-USA	$16,564	$8,054	$8,510	$0	$8,510	106%
The Americas	5,068	6,657	(1,589)	(1,391)	(198)	(3)
EMEA	6,644	2,935	3,709	(26)	3,735	127
Asia-Pacific	1,527	5,657	(4,130)	73	(4,203)	(74)
Consolidated	$29,803	$23,303	$6,500	$(1,344)	$7,844	34%

PLP-USA’s net income of $16.6 million increased $8.5 million year over year, mainly due to a year-over-year increase in operating income of $10.0 million and a $1.4 million increase in other income, partially offset by an increase in income tax expense of $2.9 million.  International net income for the year ended December 31, 2020 was unfavorably affected by approximately $1.3 million when local currencies were converted to U.S. dollars.  The following discussion of net income excludes the effect of currency translation.  The Americas net income of $5.1 million decreased $.2 million mainly as a result of a $.9 million increase in operating income, partially offset by an increase in other expense, net of $.6 million and an increase in income tax expense of $.5 million.  EMEA net income increased $3.7 million as a result of a $5.0 million increase in operating income, partially offset by an increase in income tax expense of $1.3 million and an increase in other expense, net, of $.2 million.  Asia-Pacific net income decreased $4.2 million mainly as a result of a $6.0 million decrease in operating income partially offset by a decrease in income tax expense for the region of $1.2 million and an increase in other income, net, of $.6 million.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives.  In 2020, we used cash of $24.6 million for capital expenditures.  We ended 2020 with $45.2 million of cash, cash equivalents and restricted cash (collectively “Cash”).  Our Cash is held in various locations throughout the world.  At December 31, 2020, the majority of our cash is held outside the U.S.

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

Our financial position remains strong and our current ratio at December 31, 2020 and 2019 was 2.4 to 1 and 2.9 to 1, respectively.  Total debt at December 31, 2020 was $56.0 million.  At December 31, 2020, our unused availability under our line of credit was $39.6 million and our bank debt to equity percentage was 19.2%.  On April 17, 2020, the Company extended the term on its $65.0 million credit facility from June 30, 2021 to June 30, 2024 and added its Austrian subsidiary as a borrower on the facility.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the LIBOR spread becomes 1.500%.  At December 31, 2020, the Company’s Polish subsidiary had borrowed $6.7 million U.S. dollars at a rate of 1.125% plus the Warsaw Interbank Offer Rate with a term expiring June 30, 2024.  At December 31, 2020, the Company’s Australian subsidiary had borrowed $5.3 million U.S. dollars, also with a term expiring June 30, 2024.  At December 31, 2020, the interest rates on the U.S., Polish and Australian line of credit agreement were 1.27%, 1.33% and 1.15%, respectively.  Under the credit facility, at December 31, 2020, the Company had utilized $25.4 million with $39.6 million available under the line of credit, net of long-term outstanding letters of credit of $.1 million.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability. At December 31, 2020, the Company was in compliance with all covenants.

On February 28, 2019, the Company acquired its Austrian subsidiary, SubCon Electrical Fittings GmbH (“SubCon”), headquartered in Dornbirn, Austria.  The Company’s Austrian subsidiary had a 1.0 million euros, or $1.1 million U.S. dollars line of credit with a term expiring on May 31, 2021 with the option to renew for an additional twelve months indefinitely.  On June 26, 2020, the Company’s Austrian subsidiary borrowed $.6 million on the Company’s line of credit at an interest rate of 1.273%.  The proceeds were used to repay the previously outstanding local line of credit.  At repayment, the local line of credit was cancelled.

On April 25, 2019, the Company borrowed $8.0 million U.S. dollars on behalf of its Indonesian subsidiary at a rate of 3.501% with a term expiring on April 30, 2024.  At December 31, 2020, $6.7 million was outstanding on this debt facility, of which $.8 million is classified as current.

On August 14, 2019, the Company’s New Zealand subsidiary borrowed $5.3 million U.S. dollars at a rate of 3.900% with a term expiring on August 26, 2021.  At December 31, 2020, $4.4 million was outstanding on this facility, all of which is classified as current and is has an interest rate of 3.250%.  This loan is secured by the Company’s New Zealand subsidiary’s land and building.

The Company’s Asia Pacific segment had $.6 million and $.3 million in restricted cash at December 31, 2020 and 2019, respectively.  The restricted cash was used to secure bank debt and is included in Cash and Other assets for the years ended December 31, 2020 and 2019, respectively, on the balance sheet.

The Company sold its corporate aircraft in December of 2020, thereby eliminating the balance due on the loan which was secured by the corporate aircraft.  Of the of $8.1 million previously outstanding, $1.4 million was classified as short-term.  The proceeds of the sale were used to pay off the debt associated with the former aircraft.  On January 19, 2021, the Company received funding for a term loan in the amount of $20.5 million to fund the purchase of a corporate aircraft.  See Note Q for more information.

We expect that our major source of funding for 2021 and beyond will be our operating cash flows, our existing cash and cash equivalents as well as our line of credit agreement.  We earn a significant amount of our operating income outside the United States, which, except for current earnings in certain jurisdictions, is deemed to be indefinitely reinvested in foreign jurisdictions.  We currently do not intend nor foresee a need to repatriate these funds.  We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months and thereafter for the foreseeable future.  In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions.  We also believe that we can expand our borrowing capacity, if necessary; however, we do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

Sources and Uses of Cash

Cash at December 31, 2020 increased $5.9 million compared to December 31, 2019.  Net Cash provided by operating activities was $41.6 million. The most significant net investing and financing uses of Cash were net payments of long-term debt of $38.3 million, capital expenditures of $24.6 million, share repurchases of $9.5 million and dividends paid of $4.2 million. Currency had a positive $1.5 million impact on Cash when translating foreign denominated financial statements to U.S. dollars.

Net Cash provided by operating activities for the years ended December 31, 2020 and 2019 was $41.6 million and $27.2 million, respectively.  The $14.4 million increase was primarily a result of an increase in net income of $6.4 million and decrease in cash used to fund working capital of $7.5 million, partially offset by miscellaneous net unfavorable movements in non-cash and cash items of $.1 million.

Net Cash used in investing activities of $14.0 million for the year ended December 31, 2020 represents a decrease of $34.8 million when compared to Cash used in investing activities for the year ended December 31, 2019.  The decreased use of Cash was primarily related to the prior year Cash being used for the acquisitions of SubCon and MICOS Telcom of $18.9 million, current-year proceeds from the sale of property and equipment of $10.5 million, primarily from the sale of the corporate aircraft,  a reduction in Cash used for capital expenditures of $4.9 million and a reduction resulting from net Cash used during 2019 of $.5 million related to the purchase of marketable securities.

Cash used in financing activities for the year ended December 31, 2020 was $23.2 million compared to Cash generated from financing activities of $17.7 million for the year ended December 31, 2019. The $40.9 million unfavorable change was primarily a result of an increase in net debt payments of $38.3 million, $8.1 million of which was related to payment of remaining debt on the corporate aircraft and a year-over-year increase in cash used in capital stock transactions of $2.6 million.

We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and capital leases primarily for equipment.

As of December 31, 2020, the Company had total outstanding guarantees of $9.8 million.  Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order.  As of December 31, 2020, the Company had total outstanding letters of credit of $8.0 million.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The allowance for doubtful accounts represents approximately less than 2.8% and 3.7% of our trade receivables balance at December 31, 2020 and 2019, respectively.

Excess and Obsolescence Reserves

We provide excess and obsolescence reserves to state inventories at the lower of cost or estimated net realizable value.  We identify inventory items that have had no usage or are in excess of the usages over the historical 12 to 24 months.  A management team with representatives from marketing, manufacturing, engineering and finance reviews these inventory items, determines the disposition of the inventory and assesses the net realizable value based on their knowledge of the product and market conditions.  These conditions include, among other things, future demand for product, product utility, unique customer order patterns or unique raw material purchase patterns, changes in customer and quality issues.  The reserve for excess and obsolete inventory was 7.5% and 7.7% of gross inventory for the years ended December 31, 2020 and December 31, 2019, respectively.  If the impact of market conditions deteriorates from those projected by management, additional inventory reserves may be necessary.

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

Goodwill

We perform our annual impairment test for goodwill utilizing a combination of the income approach, which uses a discounted cash flow methodology, and the market approach, which uses comparable market multiples, and an overall market capitalization reasonableness test in computing fair value by reporting unit.  We then compare the fair value of the reporting unit with our carrying value to assess if goodwill has been impaired. The fair value estimates are subjective and sensitive to significant assumptions, such as revenue growth rates, operating margins, the weighted-average cost of capital (WACC), and estimated market multiples, of which are affected by expectations of future market or economic conditions. We believe that the methodologies, significant assumptions, and weightings used are reasonable and result in appropriate fair values of the reporting units.

Our measurement date for our annual impairment test is October 1 of each year.  We performed our annual impairment tests for goodwill as of October 1, 2020.  We did not have any impairment for goodwill for the years ended December 31, 2020 or 2019. See Note J for additional information.

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

ASC 740 requires subjectivity to identify outcomes and to assign probability in order to estimate the settlement amount.  We provide estimates in order to determine settlement amounts.  During the year ended December 31, 2020, we recorded $.1 million of reserves for uncertain tax positions.

Pensions

We record obligations and expenses related to a pension benefit plan based on actuarial valuations, which include key assumptions on discount rates, expected returns on plan assets and compensation increases.  These actuarial assumptions are reviewed annually and modified as appropriate.  The effect of modifications is generally recorded or amortized over future periods.  The discount rate of 2.69% at December 31, 2020 reflects an analysis of yield curves as of the end of the year and the schedule of expected cash needs of the plan.  The expected long-term return on plan assets of 7.00% reflects the plan’s historical returns and represents our best estimate of the likely future returns on the plan’s asset mix.  We believe the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries.  However, an increase in the discount rate would decrease the plan obligations and the net periodic benefit cost, while a decrease in the discount rate would increase the plan obligations and the net periodic benefit cost.  In addition, an increase in the expected long-term return on plan assets would decrease the net periodic pension cost, while a decrease in expected long-term return on plan assets would increase the net periodic pension cost.

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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%.  As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar.  Revenue from operations in Argentina represented less than 1% of total consolidated net sales for the year ended December 31, 2020 and less than 2% of consolidated net sales for the years ended December 31, 2019 and 2018.

As of December 31, 2020, the Company had $.1 million in foreign currency forward exchange contracts outstanding.  The Company does not hold derivatives for trading purposes.

The Company's primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and payables and cash and short-term investments.  A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $5.3 million and on income before tax of $2.5 million.

The Company is exposed to market risk, including changes in interest rates.  The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of long-term borrowings of $38.5 million at December 31, 2020.  A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.6 million for the year ended December 31, 2020.

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

A discount rate is used to determine the present value of future payments.  In general, our liability increases as the discount rate decreases and decreases as the discount rate increases.  The discount rate used to determine the future benefit obligation was 2.69% and 3.50% at December 31, 2020 and 2019, respectively.  The discount rate is a significant factor in determining the amounts reported.  A 50 basis point change in the discount rate of 2.69% used at December 31, 2020 would have a $3.7 million effect on the Plan’s projected benefit obligation.

The Company developed the expected return on Plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns.  The Company assumed an expected rate of return of 6.50% and 7.00% for the years ended December 31, 2020 and 2019, respectively.  A 50 basis point change in the expected rate of return would have a $.2 million effect on the Plan’s subsequent year’s net periodic pension cost.

As discussed elsewhere in this report, the outbreak of COVID-19 could negatively impact the Company’s business and results of operations. Since we cannot predict the duration or scope of the COVID-19 pandemic, the potential negative financial impact to the Company’s results cannot be reasonably estimated but could be material.  Although the recent deployment of vaccinations is expected to mitigate potential future adverse impact, the impact cannot be predicted with certainty.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Preformed Line Products Company

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Preformed Line Products (the Company) as of December 31, 2020 and 2019, the related Statements of Consolidated Income, Comprehensive Income, Cash Flows, and Shareholders' Equity for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Quantitative Impairment Assessment of Goodwill

Description of the matter How we addressed the matter in our audit

At December 31, 2020, the Company’s goodwill was $29.5 million. As discussed in Note J to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level or more frequently if impairment indicators arise. Goodwill is tested for impairment utilizing a combination of the income approach, which uses a discounted cash flow methodology, and the market approach, which uses comparable company market multiples, to estimate the fair value of each reporting unit.

Auditing management’s quantitative goodwill impairment assessment for one reporting unit was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as revenue growth rates, operating margins, weighted average cost of capital (WACC), and estimated market multiples, which are affected by expectations of future market or economic conditions.

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process.  This included controls over management’s review of the significant assumptions underlying the fair value determination described above.

To test the estimated fair value of the Company’s reporting unit, we performed audit procedures that included, among others, assessing the methodologies used,  testing the significant assumptions described above, and testing   the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management to current industry and economic trends and to historical results. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We also utilized our specialists to review the methodology, and certain assumptions such as the WACC and market multiples. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008

Cleveland, Ohio

March 5, 2021

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	2020	2019
	(Thousands of dollars, except share and per share data)
ASSETS
Cash and cash equivalents	$45,175	$38,929
Accounts receivable, less allowances of $3,464 ($3,849 in 2019)	92,686	83,517
Inventories - net	97,537	95,718
Prepaids	15,289	6,921
Prepaid taxes	2,371	2,601
Other current assets	3,256	4,289
TOTAL CURRENT ASSETS	256,314	231,975
Property, plant and equipment - net	125,965	124,018
Operating lease, right-of-use assets	13,139	12,453
Intangibles - net	14,443	15,116
Goodwill	29,508	27,840
Deferred income taxes	10,863	7,564
Other assets	10,855	14,605
TOTAL ASSETS	$461,087	$433,571
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable	$31,646	$28,282
Notes payable to banks	17,428	8,696
Operating lease liabilities, current	2,240	2,062
Current portion of long-term debt	5,216	3,354
Accrued compensation and amounts withheld from employees	14,736	11,817
Accrued expenses and other liabilities	17,508	16,718
Accrued profit-sharing and other benefits	8,252	7,213
Dividends payable	1,292	1,173
Income taxes payable	5,456	1,758
TOTAL CURRENT LIABILITIES	103,774	81,073
Long-term debt, less current portion	33,333	53,722
Unfunded pension obligation	5,826	5,278
Operating lease liabilities, non-current	8,743	8,246
Deferred income taxes	2,921	3,116
Other noncurrent liabilities	14,421	13,568
SHAREHOLDERS' EQUITY
Shareholders' equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 4,902,233 and 4,992,979 issued and outstanding, at December 31, 2020 and December 31, 2019, respectively	13,028	12,848
Common shares issued to rabbi trust, 265,508 and 267,641 shares at December 31, 2020 and December 31, 2019, respectively	(10,940)	(10,981)
Deferred compensation liability	10,940	10,981
Paid-in capital	43,134	38,854
Retained earnings	379,035	353,292
Treasury shares, at cost, 1,611,927 and 1,431,235 shares at
December 31, 2020 and December 31, 2019, respectively	(88,568)	(79,106)
Accumulated other comprehensive loss	(54,551)	(57,353)
TOTAL PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS' EQUITY	292,078	268,535
Noncontrolling interest	(9)	33
TOTAL SHAREHOLDERS' EQUITY	292,069	268,568
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$461,087	$433,571

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31
	2020	2019	2018
	(In thousands, except per share data)
Net sales	$466,449	$444,861	$420,878
Cost of products sold	312,436	304,266	288,647
GROSS PROFIT	154,013	140,595	132,231
Costs and expenses
Selling	35,637	36,609	36,358
General and administrative	56,335	51,806	45,398
Research and engineering	17,625	17,187	15,107
Other operating expenses - net	4,209	2,366	2,434
	113,806	107,968	99,297
OPERATING INCOME	40,207	32,627	32,934
Other income (expense)
Interest income	259	783	486
Interest expense	(2,396)	(2,217)	(1,290)
Other income	2,501	265	458
	364	(1,169)	(346)
INCOME BEFORE INCOME TAXES	40,571	31,458	32,588
Income taxes	10,810	8,122	6,007
NET INCOME	$29,761	$23,336	$26,581
Net income (loss) attributable to noncontrolling interests	42	(33)	0
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$29,803	$23,303	$26,581
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,923	5,031	5,032
Diluted	4,984	5,087	5,107
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$6.05	$4.63	$5.28
Diluted	$5.98	$4.58	$5.21

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31
	2020	2019	2018
	(Thousands of dollars)
Net income	$29,761	$23,336	$26,581
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,835	2,028	(12,285)
Recognized net actuarial gains	363	397	386
Loss on unfunded pension obligations	(1,396)	(195)	(244)
Other comprehensive income (loss), net of tax	2,802	2,230	(12,143)
Less: Comprehensive income attributable to noncontrolling interests	42	(33)	0
Comprehensive income attributable to Preformed Line Products Company shareholders	$32,605	$25,533	$14,438

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31
	2020	2019	2018
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$29,761	$23,336	$26,581
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	13,838	13,748	12,444
Provision for accounts receivable allowances	2,053	2,132	1,206
Provision for inventory reserves	2,035	1,283	2,402
Deferred income taxes	(3,380)	(1,274)	314
Share-based compensation expense	4,089	4,396	4,236
Loss (gain) on sale of property and equipment	1,108	10	(156)
Other - net	6	292	192
Changes in operating assets and liabilities assets:
Accounts receivable	(10,539)	(9,777)	(4,499)
Inventories	80	(9,455)	(13,703)
Prepaid expenses	(8,786)	(932)	(3,723)
Trade accounts payables and accrued liabilities	6,952	6,087	3,048
Income taxes, net	3,470	634	(1,896)
Contributions to company pension plan	(330)	0	(5,340)
Other - net	1,285	(3,263)	1,870
NET CASH PROVIDED BY OPERATING ACTIVITIES	41,642	27,217	22,976
INVESTING ACTIVITIES
Capital expenditures	(24,569)	(29,467)	(9,528)
Proceeds from the sale of property and equipment	10,525	54	195
Purchase of marketable securities	0	(496)	(4,690)
Proceeds from sale of marketable securities	0	2,309	2,953
Purchase of company owned life insurance policies	0	(2,309)	(2,953)
Acquisition of businesses, net of cash	0	(18,894)	0
NET CASH USED IN INVESTING ACTIVITIES	(14,044)	(48,803)	(14,023)
FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	9,465	(355)	8,446
Proceeds from long-term debt	90,847	93,036	76,030
Payments of long-term debt	(110,083)	(64,124)	(85,496)
Dividends paid	(4,184)	(4,230)	(4,088)
Proceeds from issuance of common shares	252	213	222
Purchase of common shares for treasury	(5,836)	(2,800)	(191)
Purchase of common shares for treasury from related parties	(3,626)	(4,026)	(3,974)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(23,165)	17,714	(9,051)
Effects of exchange rate changes on cash and cash equivalents	1,479	(775)	(1,591)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,912	(4,647)	(1,689)
Cash, cash equivalents and restricted cash at beginning of year	39,263	43,910	45,599
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$45,175	$39,263	$43,910

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)

Balance at January 1, 2018	$12,593	$(11,834)	$11,834	$29,734	$311,765	$(68,115)	$(41,425)	$(6,015)	$238,537	$0	$238,537
Net income					26,581				26,581		26,581
Foreign currency translation adjustment							(12,285)		(12,285)		(12,285)
Recognized net actuarial gain, net of tax provision of $139								386	386		386
Loss on unfunded pension obligations, net of tax benefit of $77								(244)	(244)		(244)
Total comprehensive income									14,438	0	14,438
Share-based compensation				4,236	(152)				4,084		4,084
Purchase of 52,318 common shares						(4,165)			(4,165)		(4,165)
Issuance of 34,521 common shares	69			431					500		500
Common shares distributed from rabbi trust of 19,396, net		826	(826)						0		0
Cash dividends declared - $.80 per share					(4,024)				(4,024)		(4,024)
Balance at December 31, 2018	$12,662	$(11,008)	$11,008	$34,401	$334,170	$(72,280)	$(53,710)	$(5,873)	$249,370	$0	$249,370
Net income					23,303				23,303	33	23,336
Foreign currency translation adjustment							2,028		2,028		2,028
Recognized net actuarial gain, net of tax provision of $123								397	397		397
Loss on unfunded pension obligations, net of tax benefit of $60								(195)	(195)		(195)
Total comprehensive income									25,533	33	25,566
Share-based compensation				4,396	(167)				4,229		4,229
Purchase of 120,848 common shares						(6,826)			(6,826)		(6,826)
Issuance of 88,377 common shares	186			57					243		243
Common shares distributed from rabbi trust of 1,989, net		27	(27)						0		0
Cash dividends declared - $.80 per share					(4,014)				(4,014)		(4,014)
Balance at December 31, 2019	$12,848	$(10,981)	$10,981	$38,854	$353,292	$(79,106)	$(51,682)	$(5,671)	$268,535	$33	$268,568
Net income					29,803				29,803	(42)	29,761
Foreign currency translation adjustment							3,835		3,835		3,835
Recognized net actuarial gain, net of tax provision of $112								363	363		363
Loss on unfunded pension obligations, net of tax benefit of $433								(1,396)	(1,396)		(1,396)
Total comprehensive income									32,605	(42)	32,563
Share-based compensation				4,089	(148)				3,941		3,941
Purchase of 180,692 common shares						(9,462)			(9,462)		(9,462)
Issuance of 89,946 common shares	180			191					371		371
Common shares distributed from rabbi trust of 2,133, net		41	(41)						0		0
Cash dividends declared - $.80 per share					(3,912)				(3,912)		(3,912)
Balance at December 31, 2020	$13,028	$(10,940)	$10,940	$43,134	$379,035	$(88,568)	$(47,847)	$(6,704)	$292,078	$(9)	$292,069

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

Cash and Cash Equivalents

Cash, cash equivalents and restricted cash (“Cash”) are stated at fair value and consist of highly liquid investments with original maturities of three months or less at the time of acquisition.  Restricted cash is included on the Cash and cash equivalents on the Company’s Consolidated Balance Sheets.

Allowances for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Prior to the adoption of Financial Accounting Standards Board (“FASB”) ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326), the allowances for uncollectible accounts receivable were based upon the number of days the accounts are past due, the current business and macroeconomic environment, geographic considerations and specific information such as bankruptcy or liquidity issues of its customers.  Rather than recognizing losses when they are deemed to be probable, the Company now uses a current expected credit loss model in order to immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments, mainly trade receivables.  Additionally, the allowance is based upon identified delinquent accounts, customer payment patterns and other analyses of historical data trends.  The Company also maintains an allowance for future sales credits related to sales recorded during the year.  The estimated allowance is based on historical sales credits issued in the subsequent year related to the prior year and any significant, preapproved open return good authorizations as of the balance sheet date.

Inventories

The Company uses the last-in, first-out (“LIFO”) method of determining cost for the majority of its material portion of inventories in PLP-USA.  All other inventories are determined by the first-in, first-out (“FIFO”) or average cost methods.  Inventories are carried at net realizable value.  Reserves are maintained for estimated obsolescence or excess inventory based on past usage and future demand.

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

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying value of the assets are impaired and the undiscounted future cash flows estimated to be generated by such assets are less than the carrying value. The Company’s cash flows are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions.  The net carrying value of assets not recoverable is then reduced to fair value.  The estimate of fair value represents the Company’s best estimate based on industry trends and reference to market rates and transactions.  The Company did not record any impairment to long-lived assets during the years ended December 31, 2020 and 2019.

Goodwill and Other Intangibles

Goodwill and other intangible assets generally result from business acquisitions. Goodwill is not subject to amortization but is subject to annual impairment testing.  Intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, technology, customer backlogs, trademarks and land use rights, are generally amortized over periods from less than one year to twenty years.  The Company’s intangible assets with finite lives are generally amortized over the period in which the economic benefits of the intangibles are consumed, using either a projected cash flow basis method or the straight-line method. The straight-line method is used in circumstances in which it better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise expire compared to using a projected cash flow basis method.  An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis and when events and circumstances warrant an evaluation. The Company assesses intangible assets with a determinable life for impairment consistent with its policy for assessing other long-lived assets.  Goodwill and intangible assets are also reviewed for impairment annually or more frequently when changes in circumstances indicate the carrying amount may be impaired, or in the case of finite-lived intangible assets, when the carrying amount may not be recoverable.  Events or circumstances that would result in an impairment review primarily include operations reporting losses or a significant change in the use of an asset.  Impairment charges are recognized pursuant to FASB ASC 350-20, “Goodwill.”

The Company performs its annual impairment test for goodwill utilizing a combination of the income approach, which uses a discounted cash flow methodology, and the market approach, which uses comparable market multiples, and an overall market capitalization reasonableness test in computing fair value by reporting unit.  The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. The fair value estimates are subjective and sensitive to significant assumptions, such as revenue growth rates, operating margins, the weighted-average cost of capital (WACC), and estimated market multiples, of which are affected by expectations of future market or economic conditions. The Company believes that the methodologies, significant assumptions, and weightings used are reasonable and result in appropriate fair values of the reporting units.

The Company performed its annual impairment test for goodwill as of October 1, 2020 and 2019 and determined that no adjustment to the carrying value was required for the years ended December 31, 2020 and 2019.

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

Research and Development

Research and development costs for new products are expensed as incurred and totaled $2.8 million in 2020, $3.0 million in 2019 and $2.4 million in 2018.

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

ASC 740 requires subjectivity to identify outcomes and to assign probability in order to estimate the settlement amount.  The Company provides estimates in order to determine settlement amounts.  During the year ended December 31, 2020, the Company recorded $.1 million of reserves for uncertain tax positions.

Advertising

Advertising costs are expensed as incurred and totaled $.3 million in 2020 and $1.9 million in both 2019 and 2018.

Foreign Currency Translation

Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the Consolidated Balance Sheet.  The translation adjustments are recorded in Accumulated other comprehensive income (loss).  Revenues and expenses are translated at weighted average exchange rates in effect during the period.  Transaction gains and losses arising from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income and expense as incurred.  Aggregate transaction losses, including hedge activity, for the years ended December 31, 2020, 2019 and 2018 were $1.0  million, $.2 million and $1.5 million, respectively.  Upon sale or substantially complete liquidation of an investment in a foreign entity, the cumulative translation adjustment for that entity is reclassified from Accumulated other comprehensive income (loss) to earnings.

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%.  As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar.  The impact to the Company’s consolidated financial statements for accounting of the Argentina subsidiary under highly inflationary economy rules is not material.  Revenue from operations in Argentina was less than 1% of total consolidated net sales for the year ended December 31, 2020 and less than 2% of consolidated net sales for the years ended December 31, 2019 and 2018.

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

In the event there is an earn-out associated with an acquisition, the Company uses a valuation model to measure the contingent consideration, which may include significant assumptions such as revenue projections and discount rates. The Company uses a discounted cash flow model to measure the useful lives of intangible assets. The significant assumptions used to estimate the fair value of the intangible assets  include discount rates and certain assumptions that form the basis of future cash flows (such as revenue growth rates, attrition rates, and royalty rates). These assumptions relate to the future performance of the acquired businesses, are forward-looking and could be affected by future economic and market conditions.

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

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions.  These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other operating expense - net” on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. The Company records the contracts at fair value in the Consolidated Balance Sheets. The Company does not hold derivatives for trading purposes.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes” (ASU 2019-12”) which simplifies certain specific aspects of ASC 740.  ASU 2019-12 addresses the income tax accounting implications of hybrid tax regimes, which includes tax regimes that impose the greater of two taxes, one based on income or one based on items other than income, the treatment of tax basis step-up of goodwill in a transaction that does not qualify as a business combination, the application of the intra-period tax allocation rules in certain situations involving a valuation allowance, the income tax accounting impact on the change of the ownership of an investment from a subsidiary to an equity method investment and a change in an investment from an equity method investment to a subsidiary, income tax accounting related to interim reporting, including the treatment of enacted changes in tax law during interim periods and the treatment of year-to-date loss limitations.  ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods therein.  Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not been issued.  The Company has not adopted ASU 2019-12, as ASU 2019-12 would not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which will modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including the removal of certain disclosure requirements.  The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The Company adopted the new disclosure requirements beginning in the period ending March 31, 2020.  The additional components of this release did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans (“Topic 715”).  ASU 2018-14 modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Among other requirements, the ASU requires an entity to disclose the reasons for significant gains and losses related to changes in the benefit obligation. Refer to Note C to the Consolidated Financial Statements for further details.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (“Topic 326”):  Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 changes how entities will measure credit losses for most financial assets and other instruments that are not measured at fair value through net income.  This update introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument.  ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company has completed its evaluation process and the January 1, 2020 adoption did not have a material impact to the Company’s consolidated financial statements for the twelve months ended December 31, 2020.

New Accounting Standards To Be Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides for temporary optional expedients and exceptions to the current guidance on certain contract modifications and hedging relationships to ease the burdens related to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) or other reference rates to alternative reference rates. The guidance is available and may be implemented in any period prior to the guidance expiration on December 31, 2022. The Company is currently assessing which of its various contracts will require an update for a new reference rate and will determine the timing for implementation of this guidance at the completion of that analysis.

Note B - Other Financial Statement Information

Inventories – net

	December 31
	2020	2019
Raw materials	$53,947	$49,729
Work-in-process	9,272	9,352
Finished products	38,801	45,760
	102,020	104,841
Excess of current cost over LIFO cost	(4,483)	(4,667)
Noncurrent portion of inventory	0	(4,456)
	$97,537	$95,718

Costs for inventories of certain material are determined using the LIFO method and totaled approximately $32.0 million at each of the years ended December 31, 2020 and 2019.  The Company’s reserves for slow-moving and obsolete inventory at December 31, 2020 and 2019 were $9.9 million and $8.9 million, respectively.

Noncurrent portion of inventory is included in Other assets on the Company’s Consolidated Balance Sheets.

Property and equipment – net

Major classes of property, plant and equipment are as follows:

	December 31
	2020	2019
Land and improvements	$22,132	$22,218
Buildings and improvements	97,909	82,811
Machinery, equipment and aircraft	176,377	180,221
Construction in progress	9,563	9,460
	305,981	294,710
Less accumulated depreciation	(180,016)	(170,692)
	$125,965	$124,018

Depreciation of property and equipment was $12.2 million in 2020, $12.3 million in 2019 and $12.1 million in 2018.  Machinery, equipment and aircraft includes $.3 million of financing leases at both years ended December 31, 2020 and 2019.

Legal proceedings

The Company can be party to a variety of pending legal proceedings and claims arising in the normal course of business, including, but not limited to, litigation relating to employment, workers’ compensation, product liability, environmental and intellectual property. The Company has liability insurance to cover many of these claims.

Although the outcomes of these matters are not predictable with certainty, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the event the Company determines that a loss is not probable, but is reasonably possible, and the likelihood to develop what the Company believes to be a reasonable range of potential loss exists, the Company will include disclosure related to such matters.  To the extent that there is a reasonable possibility the losses could exceed amounts already accrued, the Company will adjust the accrual in the period in which the determination is made, disclose an estimate of the additional loss or range of loss and if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.  During the year ended December 31, 2020, the Company accrued approximately $2.2 million representing its best estimate for losses to be incurred on a variety of global legal matters.

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

The Complaint states that Plaintiff engaged SNC ATP to design, engineer, procure and construct numerous power distribution and transmission facilities in Alberta (the “Projects”) and that through SNC ATP and HD Supply (now Anixter), spacer dampers manufactured by Helix were procured and installed in the Projects.  The Complaint alleges that the spacer dampers have and may continue to become loose, open and detach from the conductors, resulting in damage and potential injury and a failure to perform the intended function of providing spacing and damping to the Project.  The Plaintiffs are seeking an estimated $56.0 million Canadian dollars in damages jointly and severally from the Defendants, representing the costs of monitoring and replacing the spacer dampers and remediating property damage, due to alleged defects in the design and construction of, and supply of materials for, the Projects by SNC ATP and HD Supply/Anixter and in the design of the spacer dampers by Helix.

The Company believes the claims against it are without merit and intends to vigorously defend against such claims. The Company is unable to predict the outcome of this case, however, it has recorded a reserve for the low end of the range for potential loss associated with this matter.  If this matter is concluded in a manner adverse to the Company, it could have a material effect on the Company’s financial results.

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

Net periodic pension cost for the Plan consists of the following components for the year ended December 31:

	2020	2019	2018
Service cost	$0	$299	$250
Interest cost	1,301	1,411	1,349
Expected return on plan assets	(2,251)	(1,946)	(1,985)
Recognized net actuarial loss	475	520	525
Net periodic pension cost	$(475)	$284	$139

The following tables set forth benefit obligations, plan assets and the accrued benefit cost of the Plan at December 31:

	2020	2019
Projected benefit obligation at beginning of the year	$37,936	$33,931
Service cost	0	299
Interest cost	1,301	1,411
Actuarial loss (gain)	4,590	3,528
Benefits paid	(1,245)	(1,233)
Projected benefit obligation at end of year	$42,582	$37,936

Fair value of plan assets at beginning of the year	$32,658	$28,672
Actual return on plan assets	5,013	5,219
Employer contributions	330	0
Benefits paid	(1,245)	(1,233)
Fair value of plan assets at end of the year	$36,756	$32,658

Unfunded pension obligation	$5,826	$5,278

The actuarial loss in 2020 was primarily the result of a decrease in the Plan discount rate from 3.50% in 2019 to 2.69% in 2020.

In accordance with ASC 715-20, the Company recognizes the underfunded status of the Plan as a liability.  The amount recognized in Accumulated other comprehensive loss related to the Plan at December 31 is comprised of the following:

	2020	2019
Balance at January 1	$(5,671)	$(5,873)

Reclassification adjustments:
Pre-tax amortized net actuarial loss	475	520
Tax provision	(112)	(123)
	363	397

Adjustment to recognize gain (loss) on unfunded pension obligations:
Pre-tax loss	(1,829)	(255)
Tax provision	433	60
	(1,396)	(195)

Balance at December 31	$(6,704)	$(5,671)

The 2020 pre-tax unfunded pension obligation loss of $1.8 million included a loss of $5 million due to an .81% decrease in the discount rate to 2.69%, a gain of $.2 million associated with the industry updates to the mortality table used, a gain of $.2 million due to demographic changes combined and a gain of $2.8 million resulting from asset performance above the 6.50% rate of return assumption.  There is no prior service cost to be amortized in the future.

The Plan had accumulated benefit obligations in excess of Plan assets as follows:

	2020	2019
Accumulated benefit obligation	$42,582	$37,936
Fair market value of assets	$36,756	$32,658

Weighted-average assumptions used to determine benefit obligations at December 31	2020	2019
Discount rate	2.69%	3.50%
Rate of compensation increase	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost at December 31	2020	2019	2018
Discount rate	3.50%	3.50%	4.25%
Rate of compensation increase	n/a	n/a	n/a
Expected long-term return on plan assets	7.00	7.00	8.00

The net periodic pension cost for 2020 was based on a long-term asset rate-of-return of 7.00%.  This rate is based upon management’s estimate of future long-term rates of return on similar assets and is consistent with historical returns on such assets.

During the year ended December 31, 2019, the Company changed its Plan asset base from a combined Level 1 and Level 2 allocation to utilize net asset value (“NAV”) as the practical expedient for its pooled investment funds and the assets are no longer   classified in the fair value hierarchy.  At December 31, 2020 and 2019, the Plan’s pooled investment funds were measured at fair value using the NAV.  The NAV is based on the value of the assets owned by the plan, less liabilities.  These pooled assets are not quoted on an active exchange.  The fair value of the Plan assets as of December 31, 2020 and 2019, by category, are as follows:

	2020	2019
Assets measured at net asset value
Pooled investment fund	$36,756	$32,658
Total	$36,756	$32,658

The Plan weighted-average asset allocations at December 31, 2020 and 2019, by asset category, are as follows:

	Plan assets
	at December 31
	2020	2019
Asset category
Equity securities	47%	48%
Debt securities	53	51
Cash and equivalents	0	1
	100%	100%

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

The Company's policy is to fund amounts deductible for federal income tax purposes.  The Company does not currently expect to contribute to the Plan in 2021.

The benefits expected to be paid out of the Plan assets in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years are as follows:

Year	Pension Benefits
2021	$1,273
2022	1,359
2023	1,449
2024	1,540
2025	1,616
2026-2030	9,344

The Company also provides retirement benefits through various defined contribution plans including PLP-USA’s Profit Sharing Plan.  Expense for these defined contribution plans was $5.9 million in 2020, $4.9 million in 2019 and $5.6 million in 2018.

Further, the Company also provides retirement benefits through the Supplemental Profit Sharing Plan.  To the extent an employee’s award under PLP-USA’s Profit Sharing Plan exceeds the maximum allowable contribution permitted under existing tax laws, the excess is accrued for (but not funded) under a non-qualified Supplemental Profit Sharing Plan.  The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. Expense for the Supplemental Profit Sharing Plan was $1.1 million for both 2020 and 2019 and $.2 million for 2018.  The Supplemental Profit Sharing Plan unfunded status for the years ended December 31, 2020 and 2019 was $7.1 million and $6.1 million, respectively, and is included in Other noncurrent liabilities.

Note D - Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Year Ended December 31, 2020			Year Ended December 31, 2019
		Cumulative			Cumulative
	Unrecognized	Translation		Unrecognized	Translation
	Benefit Cost	Adjustment	Total	Benefit Cost	Adjustment	Total
Balance at January 1	$(5,671)	$(51,682)	$(57,353)	$(5,873)	$(53,710)	$(59,583)
Other comprehensive income before reclassifications:
Gain (loss) on foreign currency translation adjustment	0	3,835	3,835	0	2,028	2,028
Loss on unfunded pension obligations	(1,396)	0	(1,396)	(195)	0	(195)

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	363	0	363	397	0	397

Net current period other comprehensive income (loss)	(1,033)	3,835	2,802	202	2,028	2,230
Balance at December 31	$(6,704)	$(47,847)	$(54,551)	$(5,671)	$(51,682)	$(57,353)

(a)	This AOCI component is included in the computation of net periodic pension costs as noted in Note C – Pension Plans.

Note E - Debt and Credit Arrangements

	December 31
	2020	2019
Short-term debt
Secured notes
Thailand Bhat denominated at 3.60%	$5,291	$3,670
Thailand Bhat denominated at 3.29%	2,384	1,882
Thailand Bhat denominated at 2.97%	957	0
France Euro denominated at 2.50%	6,142	0
Brazil Real denominated at 2.83%	0	1,152
Brazil Real denominated at 5.40%	1,854	752
Brazil Real denominated at 9.40%	0	1,240
Brazil Real denominated at 3.30%	800	0
Current portion of long-term debt
U.S. dollar denominated at 2.71%	0	1,448
Austria Euro denominated at 2.48%	25	30
Austria Euro denominated at 1.40%	0	560
Austria Euro denominated at 3.00%	22	22
Indonesia U.S. Dollar denominated at 3.50%	800	800
New Zealand U.S. Dollar denominated at 3.25%	4,369	494
Total short-term debt	22,644	12,050

Long-term debt
U.S. Dollar denominated at 1.27%, due 2024	12,706	21,552
U.S. Dollar denominated at 2.71%, due 2026	0	9,535
Brazilian Real denominated at 4.60% due 2022	68	147
Brazilian Real denominated at 8.30% due 2025	1,800	0
Poland Zloty denominated at 1.33% due 2024	6,696	6,524
Australian Dollar denominated at 1.15%, due 2024	5,288	5,526
Austria Euro denominated at 2.48% due 2022	25	0
Austria Euro denominated at 2.32% due 2030	128	224
Austria Euro denominated at 2.76% due 2022	67	0
Austria Euro denominated at 1.27% due 2024	614	560
Austria Euro denominated at 3.00% due 2025	121	134
Indonesia U.S Dollar denominated at 3.50% due 2024	6,667	7,467
New Zealand Dollar denominated at 3.25% due 2021	4,369	0
New Zealand Dollar denominated at 3.90% due 2021	0	5,407
Total long-term debt	38,549	57,076
Less current portion	(5,216)	(3,354)
Total long-term debt, less current portion	33,333	53,722
Total debt	$55,977	$65,772

On April 17, 2020, the Company extended the term on its $65.0 million credit facility from June 30, 2021 to June 30, 2024 and added its Austrian subsidiary as a borrower on the facility.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless its funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the LIBOR spread becomes 1.500%.  At December 31, 2020, the Company’s Polish subsidiary had borrowed $6.7 million U.S. dollars at a rate of 1.125% plus the Warsaw Interbank Offer Rate with a term expiring June 30, 2024.  At December 31, 2020, the Company’s Australian subsidiary had borrowed $5.3 million U.S. dollars, also with a term expiring June 30, 2024.  At December 31, 2020, the interest rates on the U.S., Polish and Australian line of credit agreement were 1.269%, 1.325% and 1.145%, respectively.  Under the credit facility, at December 31, 2020, the Company had utilized $25.4 million with $39.6 million available under the line of credit, net of long-term outstanding letters of credit of $.1 million.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability. At December 31, 2020, the Company was in compliance with these covenants.

On December 22, 2020, the Company sold its corporate aircraft which had an outstanding balance of $8.1 million, of which $1.4 was classified as current.  At December 31, 2020, the balance on this credit facility was zero.  In September 2020, the company placed a $6.8 million deposit on a new corporate aircraft.  Subsequently, in January 2021, the Company purchased the new corporate aircraft and the deposit was refunded and then included in the principal value of the loan.  See Note Q for more information regarding this transaction.

On February 28, 2019, the Company acquired its Austrian subsidiary, SubCon Electrical Fittings GmbH (“SubCon”), headquartered in Dornbirn, Austria.  The Company’s Austrian subsidiary had a 1.0 million euros, or $1.1 million U.S. dollars line of credit with a term expiration of May 31, 2021 with the option to renew for an additional twelve months indefinitely.  On June 26, 2020, the Company’s Austrian subsidiary borrowed $.6 million on the Company’s line of credit at an interest rate of 1.273%.  The proceeds were used to repay the previously outstanding local line of credit.  At repayment, the local line of credit was cancelled.

On April 25, 2019, the Company borrowed $8.0 million U.S. dollars on behalf of its Indonesian subsidiary at a rate of 3.501% with a term expiring on April 30, 2024.  At December 31, 2020, $6.7 million was outstanding on this debt facility, of which $.8 million is classified as current.

On August 14, 2019, the Company’s New Zealand subsidiary borrowed $5.3 million U.S. dollars at a rate of 3.900% with a term expiring on August 26, 2021.  At December 31, 2020, $4.4 million was outstanding on this facility, all of which is classified as current and has an interest rate of 3.250%.  This loan is secured by the Company’s New Zealand subsidiary’s land and building.

The Company’s Asia Pacific segment had $.6 million and $.3 million in restricted cash at December 31, 2020 and 2019, respectively.  The restricted cash was used to secure bank debt and is included in Cash and cash equivalents and Other current assets on the Company’s Consolidated Balance Sheets at December 31, 2020 and 2019, respectively.

Aggregate maturities of long-term debt during the next five years are as follows: $22.6 million for 2021, $1.0 million for 2022,  $.8 million for 2023, $26.1 million for 2024 and $5.4 million thereafter.

Interest paid was $1.9 million in 2020, $2.0 million in 2019 and $1.8 million in 2018.

Guarantees and Letters of Credit

The Company has provided financial guarantees for uncompleted work and financial commitments.  The terms of these guarantees vary with end dates ranging from the current year through the completion of such transactions.  The guarantees would typically be triggered in the event of non-performance.  As of December 31, 2020, the Company had total outstanding guarantees of $9.8 million.  Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order.  As of December 31, 2020, the Company had total outstanding letters of credit of $8.0 million.

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

The Company regularly enters into leases in the normal course of business.  As of December 31, 2020, the leases in effect were related to land, buildings, vehicles, office equipment and other production equipment under operating leases with lease terms of up to 99 years.  The Company often has the option to renew lease terms for buildings and other assets.  The exercise of lease renewal options is generally at the Company’s sole discretion.  In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion.

The Company evaluates renewal and termination options at the lease commencement date to determine if the Company is reasonably certain to exercise the option on the basis of economic factors.  The weighted average remaining lease term for the Company’s operating and financing leases as of December 31, 2020 was 17.7 and 3.6 years, respectively.

Lease expense is recognized for these leases on a straight-line basis over the lease term with variable lease payments recognized in the period those payments are incurred.  The components of operating and finance lease costs are recognized in Costs and expenses and Interest expense, respectively, on the Company’s Consolidated Statements of Income.  The Company’s operating and finance lease costs for the year ended December 31, 2020 were as follows:

	Year Ended December 31
	2020	2019
Components of lease expense
Operating lease cost	$2,957	$3,138

Finance lease cost
Amortization of right-of-use assets	66	67
Interest on lease liabilities	9	11
Total lease cost	$3,032	$3,216

The discount rate implicit within each lease is often not determinable and, therefore, the Company establishes the discount rate based on its incremental borrowing rate.  The incremental borrowing rate for the Company’s leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral.  The weighted average discount rate used to measure the Company’s operating and finance lease liabilities as of December 31, 2020 and December 31, 2019 was 4.46% and 4.33%, respectively.

Future maturities of the Company’s lease liabilities as of December 31, 2020 are as follows:

	Year Ended December 31, 2020
	Operating Leases	Finance Leases
2021	$2,580	$83
2022	2,156	64
2023	1,482	60
2024	777	30
2025 and thereafter	9,928	19
Total lease payments	$16,923	$256
Less amount of lease payment representing interest	5,940	19
Total present value of lease payments	$10,983	$237

Amounts recognized as finance lease obligations are reported in Accrued expense and other liabilities and Other noncurrent liabilities in the Consolidated Balance sheets.

The total minimum sublease rentals under noncancelable subleases to be received through 2023 is $2.6 million.

Supplemental cash flow information related to leases for the year ended December 31, 2020 was as follows:

	Year Ended December 31
	2020	2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,793	$5,321
Operating cash flows from finance leases	9	11
Financing cash flows from finance leases	118	100

Note G - Income Taxes

The Company recorded net tax provisions of $10.8 million, $8.1 million, and $6.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.  Cash taxes paid net of refunds were $7.7 million, $7.8 million, and $5.6 million for the years ending December 31, 2020, 2019, and 2018, respectively.

Income before income taxes was derived from the following sources:

	2020	2019	2018
United States	$22,725	$11,353	$10,268
Foreign	17,846	20,105	22,320
	$40,571	$31,458	$32,588

The components of income taxes for the years ended December 31 are as follows:

	2020	2019	2018
Current
Federal	$7,909	$2,835	$(904)
Foreign	5,093	6,170	6,247
State and local	1,188	391	350
	14,190	9,396	5,693
Deferred
Federal	(2,290)	(10)	801
Foreign	(445)	(1,347)	(608)
State and local	(645)	83	121
	(3,380)	(1,274)	314
Income taxes	$10,810	$8,122	$6,007

The differences between the provision for income taxes at the U.S. federal statutory rate and the tax shown in the Statements of Consolidated Income for the years ended December 31 are summarized as follows:

	2020	2019	2018
U. S. federal statutory tax rate	21%	21%	21%

Federal tax at statutory rate	$8,520	$6,606	$6,843
State and local taxes, net of federal benefit	942	308	273
U.S. federal permanent items	1,323	621	240
Global intangible low-taxed income	1,222	1,738	1,721
Foreign tax credits	(1,204)	(1,422)	(1,707)
Transition tax	0	0	(1,780)
Non-U.S. tax rate variances	1,330	929	1,011
Valuation allowance	(245)	(346)	(57)
Tax credits	(349)	(464)	(295)
Tax act impact, deferred rate	0	0	(680)
Other, net	(729)	152	438
	$10,810	$8,122	$6,007

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying value for financial statement purposes.  The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2020	2019
Deferred tax assets:
Accrued compensation and benefits	$1,518	$1,180
Inventory valuation reserves	2,535	2,384
Allowance for doubtful accounts	480	473
Benefit plan reserves	7,564	7,586
Net operating loss carryforwards	1,851	3,003
Other accrued expenses	3,825	3,012
Unrealized foreign exchange	799	718
Other	284	0
Gross deferred tax assets	18,856	18,356
Valuation allowance	(2,912)	(3,137)
Net deferred tax assets	15,944	15,219
Deferred tax liabilities:
Depreciation and other basis differences	(4,514)	(6,867)
Intangibles	(3,419)	(3,742)
Other	(69)	(162)
Deferred tax liabilities	(8,002)	(10,771)
Net deferred tax assets	$7,942	$4,448

	2020	2019
Change in net deferred tax assets:
Deferred income tax expense
Ordinary movement	$3,380	$1,275
Deferred tax balances from business acquisition	0	(1,883)
Items of other comprehensive income (loss)	319	(62)
Currency translation	(205)	(71)
Total change in net deferred tax assets	$3,494	$(741)

Deferred taxes are recorded at a rate at which such items are expected to reverse based on currently enacted tax rates for temporary differences between the financial reporting and income tax basis of assets and liabilities and operating loss and tax credit carryforwards.

At December 31, 2020, the Company had $7.0 million of foreign net operating loss carryforwards of which $5.4 million has an indefinite carryforward and $1.6 million will expire between the years 2024 and 2030.

The Company assesses the available positive and negative evidence to determine if it is more likely than not sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction.  Based on this evaluation, the Company has established a valuation allowance of $2.9 million at December 31, 2020 in order to measure only the portion of the deferred tax asset that is more likely than not to be realized.  The net decrease in the valuation allowance during the year was $.3 million, of which $.2 million impacts the income tax provision and the remainder relates to currency translation.

The Company considers the majority of the earnings in our non-U.S. subsidiaries to be permanently reinvested and accordingly did not record any associated deferred income taxes on such earnings.  Accordingly, the Company intends to continue to invest approximately $115.8 million of such earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.  As of December 31, 2020, with few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2015 and state, local or foreign examinations by tax authorities for years before 2014.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits related to uncertain tax positions, excluding interest and penalties, for the year ended December 31:

	2020	2019	2018
Balance at January 1	$118	$0	$0
Additions for tax positions of current year	0	0	0
Additions for tax positions of prior years	0	118	0
Reductions for tax positions of prior years	0	0	0
Expiration of statutes of limitations	(52)	0	0
Balance at December 31	$66	$118	$0

The Company records accrued interest as well as penalties related to unrecognized tax benefits as part of the provision for income taxes.  During the year ended December 31, 2020, the 2016 portion of the Company’s uncertain tax position in the amount of $.1 million expired due to the stature of limitation taking effect.  The Company had no significant activity with regard to unrecognized tax benefits.  The Company had less than $.1 million of accrued interest and penalties as of December 31, 2020 and 2019.  There was no accrued interest or penalties as of December 31, 2018.  The remaining balance of $.1 million will expire within the next twelve months due to the statute of limitations.

Note H - Share-Based Compensation

Long Term Incentive Plan of 2008 and 2016 Incentive Plan

The Company maintains an equity award program to give the Company a competitive advantage in attracting, retaining, and motivating officers, employees and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance.  Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers, and directors were eligible to receive awards of options, restricted shares and restricted share units (RSUs).  The total number of Company common shares reserved for awards under the LTIP was 900,000, of which 800,000 common shares were reserved for RSUs and 100,000 common shares were reserved for share options.  The Preformed Line Products Company 2016 Incentive Plan (the “Incentive Plan”) was put in place upon approval by the Company’s Shareholders at the 2016 Annual Meeting of Shareholders on May 10, 2016.  No further awards will be made under the LTIP and previously granted awards remain outstanding in accordance with their terms.  Under the Incentive Plan, certain employees, officers, and directors will be eligible to receive awards of options, restricted shares and RSUs.  The total number of Company common shares reserved for awards under the Incentive Plan is 1,000,000 of which 900,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options.  As of December 31, 2020, 40,500 options and 316,685 restricted shares have been granted under the Incentive Plan.  The Incentive Plan expires on May 10, 2026.

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

A summary of the RSUs for the year ended December 31, 2020 is as follows:

	Restricted Share Awards
	Performance		Total	Weighted-Average
	and Service	Service	Restricted	Grant-Date
	Required	Required	Awards	Fair Value
Nonvested as of January 1, 2020	196,342	15,292	211,634	$53.68
Granted	71,539	9,547	81,086	54.25
Vested	(73,053)	(6,290)	(79,343)	56.13
Forfeited	(11,051)	(2,763)	(13,814)	61.29
Nonvested as of December 31, 2020	183,777	15,786	199,563	$60.33

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income.  Annual compensation expense related to the time-based RSUs for the years ended December 31, 2020, 2019 and 2018 was $.4 million, $.5 million and $.5 million, respectively.  During the year ended December 31, 2020, a former Officer of the Company forfeited 2,763 RSUs granted during 2020, 2019 and 2018.  As of December 31, 2020, there was $.5 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 1.7 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in pre-tax income and sales growth over a requisite performance period.  Depending on the extent to which the performance criteria are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period.  Performance-based compensation expense for the years ended December 31, 2020, 2019 and 2018 was $3.5 million, $3.9 million and $3.7 million, respectively.  During the year ended December 31, 2020, a former Officer of the Company forfeited 11,051 RSUs granted during 2020, 2019 and 2018.  As of December 31, 2020, the remaining performance-based RSUs compensation expense of $3.6 million is expected to be recognized over a period of approximately 1.7 years.

The excess tax benefits from service and performance-based RSUs was $.4 million, $.5 million and $.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.  This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for restricted shares vested in the current period.

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

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan.  This plan allows for two deferrals.  First, Directors make elective deferrals of Director fees payable and held in the rabbi trust.  The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash.  Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares.  Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock.  The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust.  Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares.  As of December 31, 2020, 265,508 LTIP shares have been deferred and are being held by the rabbi trust.

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

There were 25,500 options granted during the year ended December 31, 2020 and 5,000 granted in both years ended December 31, 2019 and 2018.  The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2020	2019	2018
Risk-free interest rate	1.8%	1.8%	2.8%
Dividend yield	1.6%	1.6%	1.6%
Expected life (years)	5	5	5
Expected volatility	42.0%	42.0%	40.0%

Activity in the Company’s LTIP and Incentive Plan for the year ended December 31, 2020 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	31,750	$58.77
Granted	25,500	$48.13
Exercised	(5,050)	$47.68
Forfeited	(1,250)	$48.00
Outstanding (vested and expected to vest) at December 31, 2020	50,950	$54.81	7.5	$726
Exercisable at December 31, 2020	21,700	$61.77	5.0	$151

The weighted-average grant-date fair value of options granted during 2020 was $48.13 There were 5,050, 4,000, and 3,500 stock options exercised during the years ended December 31, 2020, 2019 and 2018, respectively.  The total intrinsic value of stock options exercised was less than $.1 million for the year ended December 31, 2020 and $.1 million for both years ended December 31, 2019 and 2018.  Cash received for the exercise of stock options during 2020 was $.2 million and $.2 million in 2020 and 2019, respectively.

For the year ended December 31, 2020, the Company recorded compensation expense related to the stock options currently vested of $.1 million and less than $.1 million in both years ended December 31, 2019 and 2018.  The total compensation cost related to nonvested awards not yet recognized at December 31, 2020 is expected to be $.3 million over a weighted-average period of approximately 2.2 years.

The excess tax benefits from share-based awards for each of the years ended December 31, 2020, 2019 and 2018 was less than $.1 million.  This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.

Note I - Computation of Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding for each respective period.  Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the years presented.

The calculation of basic and diluted earnings per share for the year ended December 31 was as follows:

	2020	2019	2018
Numerator
Net income	$29,803	$23,303	$26,581

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	4,923	5,031	5,032
Dilutive effect - share-based awards	61	56	75
Diluted weighted-average common shares outstanding	4,984	5,087	5,107

Earnings per common share
Basic	$6.05	$4.63	$5.28

Diluted	$5.98	$4.58	$5.21

For the year ended December 31, 2020, 2019 and 2018, 37,919, 15,041 and 260 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

Note J - Goodwill and Other Intangibles

The Company’s finite and indefinite-lived intangible assets consist of the following:

	December 31, 2020		December 31, 2019
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	1,286	(396)	1,128	(331)
Trademark	1,756	(1,474)	1,718	(1,358)
Technology	7,673	(2,402)	7,185	(1,708)
Customer relationships	16,441	(8,441)	15,811	(7,329)
	$31,962	$(17,519)	$30,648	$(15,532)
Indefinite-lived intangible assets
Goodwill	$29,508		$27,840

The Company performs its annual impairment test for goodwill utilizing a combination of the income approach, which uses a discounted cash flow methodology, and the market approach, which uses comparable market multiples, and an overall market capitalization reasonableness test in computing fair value by reporting unit.  The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. The fair value estimates are subjective and sensitive to significant assumptions, such as revenue growth rates, operating margins, the weighted-average cost of capital (WACC), and estimated market multiples, of which are affected by expectations of future market or economic conditions. The Company believes that the methodologies, significant assumptions, and weightings used are reasonable and result in appropriate fair values of the reporting units.

The Company performed its annual impairment test for goodwill as of October 1, 2020 and October 1, 2019 and determined that no adjustment to the carrying value was required.

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2019	$3,078	$3,997	$1,355	$7,191	$15,621
Currency translation	0	161	(45)	(29)	87
Goodwill acquired during the year	0	0	18,619	0	18,619
Purchase price allocation adjustments	0	0	(6,487)	0	(6,487)
Balance at December 31, 2019	3,078	4,158	13,442	7,162	27,840
Currency translation	0	93	1,007	568	1,668
Balance at December 31, 2020	$3,078	$4,251	$14,449	$7,730	$29,508

The Company’s only intangible asset with an indefinite life is goodwill.  The Company’s goodwill is not deductible for tax purposes.   Of the $6.5 million in purchase price allocation adjustments at December 31, 2019, $6.3 million represented an allocation to definite lived intangible assets and $.2 million represented an inventory step-up allocation.   Refer to Note O “Business Combinations” for additional details regarding the Company’s purchase price allocations during fiscal 2019.

The aggregate amortization expense for other intangibles with finite lives, ranging from 4 to 82 years, for the year ended December 31, 2020 was $1.8 million and was $1.5 million for both years ended December 31, 2019 and 2018.  Amortization expense is estimated to be $1.7 million for 2021, $1.6 million for 2022, 2023 and 2024 and $1.4 million for 2025. The weighted-average remaining amortization period is approximately 12.4 years.  The weighted-average remaining amortization period by intangible asset class; patents, 5.0 years; land use rights, 55.6 years; trademark, 8.6 years; technology, 10.1 years and customer relationships, 9.5 years.

Note K - Fair Value of Financial Assets and Liabilities

The Company measures and records certain assets and liabilities at fair value. A fair value hierarchy is used for those assets and liabilities measured at fair value that distinguishes between assumptions based on market data (observable inputs), and the Company’s assumptions (unobservable inputs). The hierarchy consists of the following three levels:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2	Inputs other than Level 1 inputs that are either directly or indirectly observable, which may include:
•	Quoted prices for similar assets in active markets;
•	Quoted prices for identical or similar assets or liabilities in inactive markets;
•	Inputs other than quoted prices that are observable for the asset or liability; and
•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3	Inputs to the valuation methodology are unobservable and developed using estimates and assumptions developed by the Company which reflect those that a market participant would use.

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the consolidated balance sheets as of December 31, 2020 and 2019:

Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$359	$0	$359	$0
Total Assets	$359	$0	$359	$0

Liabilities:
Supplemental profit sharing plan	$7,143	$0	$7,143	$0
Foreign currency forward contracts	56	0	56	0
Earn-out	0	0	0	0
Total Liabilities	$7,199	$0	$7,199	$0

Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Supplemental profit sharing plan	$6,059	$0	$6,059	$0
Earn-out	581	0	0	581
Total Liabilities	$6,640	$0	$6,059	$581

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions.  These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other operating expense - net” on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the twelve months ended December 31, 2020 and 2019, the Company recognized a net gain of $.4 million and loss of $.2 million, respectively, on foreign currency forward contracts. The gains and losses on foreign currency forward contracts are recorded in Other operating expense, net on the Company’s Statement of Consolidated Income.

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives. The liability for this unfunded Supplemental Profit Sharing Plan was $7.1 million at December 31, 2020 and $6.1 million at December 31, 2019.  These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

The earn-out represents the estimated fair value of additional cash consideration payable in connection with a recent acquisition that is contingent upon the achievement of certain performance milestones using expected future cash flows over the earn-out period and applied a discount rate that appropriately captures the risk associated with the obligation.  These are considered to be Level 3 inputs.  The contingent liabilities of $0 and $.6 million are recorded in Other noncurrent liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments.

At December 31, 2020, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs.  Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	December 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$38,726	$38,549	$56,539	$57,076

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

Disaggregated revenue

The Company’s revenues by segment and product type are as follows:

	Year Ended December 31, 2020
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	62%	78%	57%	70%	66%
Communications	32%	17%	36%	4%	24%
Special Industries	6%	5%	7%	26%	10%
Total	100%	100%	100%	100%	100%

	Year Ended December 31, 2019
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	62%	67%	68%	72%	67%
Communications	30%	27%	24%	6%	22%
Special Industries	8%	6%	8%	22%	11%
Total	100%	100%	100%	100%	100%

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

The accounting policies of the operating segments are the same as those described in Note A in the Notes to Consolidated Financial Statements. No single customer accounts for more than ten percent of the Company’s consolidated revenue.  U.S. net sales for the year ended December 31, 2020, 2019, and 2018 were $201.3 million, $178.3 million and $169.0 million, respectively.  U.S. long-lived assets as of December 31, 2020 and 2019 were $44.2 million and $51.1 million, respectively.

The following table presents a summary of the Company’s reportable segments for the year ended December 31, 2020, 2019 and 2018. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profits in inventory.

	Year Ended December 31
	2020	2019	2018
Net sales
PLP-USA	$201,277	$178,301	$169,040
The Americas	74,192	68,293	66,868
EMEA	91,108	79,158	69,773
Asia-Pacific	99,872	119,109	115,197
Total net sales	$466,449	$444,861	$420,878

Intersegment sales
PLP-USA	$9,702	$10,757	$11,648
The Americas	9,938	7,774	9,480
EMEA	3,682	1,375	1,664
Asia-Pacific	14,452	12,720	11,907
Total intersegment sales	$37,774	$32,626	$34,699

Interest income
PLP-USA	$0	$0	$0
The Americas	112	412	273
EMEA	67	192	102
Asia-Pacific	80	179	111
Total interest income	$259	$783	$486

Interest expense
PLP-USA	$(741)	$(972)	$(1,023)
The Americas	(586)	(466)	(111)
EMEA	(233)	(149)	(58)
Asia-Pacific	(836)	(630)	(98)
Total interest expense	$(2,396)	$(2,217)	$(1,290)

Income taxes
PLP-USA	$6,161	$3,299	$367
The Americas	2,461	2,551	3,349
EMEA	1,768	616	1,204
Asia-Pacific	420	1,656	1,087
Total income taxes	$10,810	$8,122	$6,007

Net income attributable to Preformed Line Products Company shareholders
PLP-USA	$16,564	$8,054	$9,900
The Americas	5,068	6,657	8,479
EMEA	6,644	2,935	3,527
Asia-Pacific	1,527	5,657	4,675
Total net income	$29,803	$23,303	$26,581

	Year Ended December 31
	2020	2019	2018
Expenditure for long-lived assets
PLP-USA	$9,536	$4,928	$3,672
The Americas	3,527	2,864	1,746
EMEA	3,007	5,304	1,591
Asia-Pacific	8,499	16,371	2,519
Total expenditures for long-lived assets	$24,569	$29,467	$9,528

Depreciation and amortization
PLP-USA	$5,321	$5,393	$5,452
The Americas	1,710	1,862	1,488
EMEA	2,797	2,528	1,808
Asia-Pacific	4,010	3,965	3,696
Total depreciation and amortization	$13,838	$13,748	$12,444

	As of December 31
	2020	2019
Identifiable assets
PLP-USA	$137,689	$127,428
The Americas	75,438	71,908
EMEA	106,922	97,126
Asia-Pacific	141,038	137,109
Total identifiable assets	$461,087	$433,571

Property, plant and equipment
PLP-USA	$44,184	$51,097
The Americas	16,507	15,874
EMEA	18,362	16,419
Asia-Pacific	46,912	40,628
Total property, plant and equipment	$125,965	$124,018

Note N - Related Party Transactions

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

On October 28, 2020, the Board of the Directors of the Company approved the appointment of David C. Sunkle to serve on its Board of Directors effective upon his retirement at December 31, 2020 for a term commencing January 1, 2021 and ending when his successor has been duly elected and qualified at the annual meeting of shareholders in 2022 or until his earlier resignation or removal.

On December 15, 2020, the Company purchased 19,900 shares of the Company from current Officers at a price per share of $62.71, which was calculated from a 30-day average market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

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

The Company’s Australian subsidiary previously utilized copper extrusion services from Cast Alloy.  As of December 31, 2020, the Company’s Australian subsidiary no longer utilizes the copper extrusion services from Cast Alloy, therefore, there was no expense in the current year.  During the years ended December 31, 2019 and 2018, PLP-Australia incurred a total of $.1 million and $.2 million for these expenses.  Cast Alloy is owned by Simi Almasan, Continuous Improvement Engineer, a current PLP employee.  The Audit Committee of the Board of Directors approved these transactions.

The Company’s Austrian subsidiary currently has a loan due, carrying an interest rate of 3.0%, to one if its current employees which is reflected on the Company’s balance sheet in the amount of $.1 million.  Interest incurred on this loan during the year ended December 31, 20 was negligible.  This loan is due in December of 2025.

The Company’s Austrian subsidiary leases a portion of its Dornbirn, Austria location from a holding company owned by a current employee.  During the years ended December 31, 2020 and 2019, the Company paid $.2 million and $.1 million in lease expenses, respectively.  The lease is valid for an indefinite period of time and can be terminated if the lessee and lessor provide a six-month notice at the end of any chosen calendar year.

The Company’s Czech Republic subsidiary leases a factory at its Prostějov, Czech Republic location from a company currently owned by two current employees.  During both years ended December 31, 2020 and 2019, the Company paid $.2 million in lease expenses.  The lease term is for 5 years from its original effective date of April 1, 2019.

During each year ended December 31, 2020, 2019 and 2018, the Company paid approximately $.1 million in legal fees to Baker & Hostetler LLP, of which R. Steven Kestner was the Chairman and the chair of its policy committee.  Mr. Kestner is a Director of the Company.

Note O - Business Combinations

The Company accounts for business combinations using the acquisition method of accounting and, accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the date of acquisition.

On February 28, 2019, the Company acquired 100% of SubCon.  Subcon is headquartered in Dornbirn, Austria with manufacturing operations in Brno, Czech Republic.  The acquisition of SubCon will strengthen the Company’s position in the global substation market and will expand its operational presence in Europe.  The total purchase price was $10.1 million in cash, net of $1.9 million in cash acquired.  The purchase price was predominantly allocated to Goodwill of $6.6 million and Intangible assets of $4.7 million with useful lives ranging from 10 to 11 years.  SubCon’s overall purchase price included an estimated contingent liability of $.6 million for an earn-out consideration with a potential maximum payment of 4.0 million Euros which was reduced to zero during 2020.  The earn-out of $0.0 and $.6 million is recorded in Other noncurrent liabilities on the Company’s Consolidated Balance Sheets at December 31, 2020 and 2019, respectively.

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

The following is a rollforward of the product warranty reserve:

	2020	2019	2018
Balance at January 1	$1,309	$928	$1,076
Additions charged to costs and expenses	279	481	97
Warranty usage	(314)	(317)	(133)
Currency translation	8	217	(112)
Balance at December 31	$1,282	$1,309	$928

Note Q - Subsequent Events

On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the amount of $20.5 million to fund the purchase of a corporate aircraft.  The principal of $20.5 million includes an amount that transacted as a deposit in September of 2020 and then, subsequently, refunded in January of 2021.  The aircraft replaces the Company’s former aircraft, which was sold in December 2020.  The proceeds of the sale were used to pay off the debt associated with the former aircraft.

The term of the loan is 120 months at a fixed interest rate of 2.744%.  The loan is payable in 119 equal monthly installments, commencing on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date.  The loan is secured by the aircraft.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded based on their review thereof that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2020.

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

Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based upon its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report, a copy of which is included below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Preformed Line Products Company

Opinion on Internal Control over Financial Reporting

We have audited Preformed Line Products Company’s’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Preformed Line Products (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of the Company as of December 31, 2020 and 2019, the related Statements of Consolidated Income, Comprehensive Income, Cash Flows, and Shareholders’ Equity for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)  and our report dated March 5, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Cleveland, Ohio

March 5, 2021

Item 8B. Other Information

None

Part III

Item 9. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the information under the captions “Corporate Governance – Board Composition”, “Corporate Governance - Election of Directors”, “Section 16(a) Beneficial Ownership Compliance”, “Corporate Governance – Code of Conduct” and “Corporate Governance – Board Committees and Meetings – Audit Committee” in the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 4, 2021 (the “Proxy Statement”).  Information relative to executive officers of the Company is contained in Part I of this Annual Report on Form 10-K.

Item 10. Executive Compensation

The information set forth under the caption “Directors and Executive Officers Compensation” and “Compensation Policies and Risk” in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than the information required by Item 201(d) of Regulation S-K the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.  The information required by Item 201(d) of Regulation S-K is set forth in Item 5 of this report.

Item 12. Certain Relationships, Related Transactions and Director Independence

The information set forth under the captions “Transactions with Related Persons” and “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 13. Principal Accounting Fees and Services

The information set forth under the captions “Independent Registered Public Accounting Firm”, “Audit Fees”, “Audit-Related Fees”, “Tax Fees” and “All Other Fees” in the Proxy Statement is incorporated herein by reference.

Part IV

Item 14. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedule

Page	Financial Statements

35	Consolidated Balance Sheets
36	Statements of Consolidated Income
37	Statements of Consolidated Comprehensive Income
38	Statements of Consolidated Cash Flows
39	Statements of Consolidated Shareholders’ Equity
40	Notes to Consolidated Financial Statements

Page	Schedule

75	II - Valuation and Qualifying Accounts

(b)	Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

3.3	Amendment to the Amended and Restated Code of Regulations of Preformed Line Products Company, effective May 10, 2016, filed herewith

4	Description of Specimen Share Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

4.2

Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company’s 10-K filed for the year ended December 31, 2019)

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

10.6	Preformed Line Products Company 1999 Employee Stock Option Plan Incentive Stock Option agreement (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2004).*

10.7	Preformed Line Products Company Chief Executive Officer Bonus Plan (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2007).*

10.8	Preformed Line Products Company Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on March 11, 2011).*

10.9	Deferred Shares Plan (incorporated by reference to the Company’s 8-K current report filing dated August 21, 2008).

10.10

Form of Restricted Shares Grant Agreement under the Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 10-Q filing for the quarter ended September 30, 2008).*

10.11

Form of Restricted Stock Unit Award Agreement under the Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2013).*

10.12

Form of Restricted Stock Unit Award Agreement under the Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2014).*

10.13	Form of Restricted Stock Agreement under the Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2015).*

10.14

Form of Restricted Stock Unit Award Agreement under the Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2015).*

10.15

Amendment to Amended and Restated Loan Agreement dated November 6, 2015 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2015).

10.16	Preformed Line Products Company 2016 Incentive Plan (filed herewith).

10.17	Promissory Note dated June 27, 2016, between the Company and PNC Bank, National Association (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended September 30, 2016).

10.18

Amendment No. 2 to Amended and Restated Loan Agreement dated August 22, 2016 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended September 30, 2016).

10.19

Amended and Restated Line of Credit Note dated August 22, 2016 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended September 30, 2016).

10.20

Amended and Restated Line of Credit Note dated March 13, 2018 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended March 31, 2018).

10.21

Amendment No. 3 to Amended and Restated Line of Credit Note dated March 13, 2018 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended March 31, 2018).

10.22	Term Note April 25, 2019 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-Q filing for the quarter ended March 31, 2019).

10.23

Joinder and Amendment No. 5 to Amended and Restated Line of Credit Note dated April 25, 2019 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-Q filing for the quarter ended March 31, 2019).

10.24

Amended and Restated Loan Agreement, dated April 17, 2020, between the Company and PNC Bank, National Association Joinder and Amendment No. 5 to Amended and Restated Line of Credit Note dated April 25, 2019 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-Q filing for the quarter ended June 30, 2020).

10.25	Promissory Note dated December 31, 2020, between the Company and PNC Bank National Association (filed herewith).

14.1	Preformed Line Products Amended Company Code of Conduct (incorporated by reference to the Company’s 10-K filed for the year ended December 31, 2019)

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104   Cover Page Interactive Data File (embedded within the inline XBRL document)

*	Indicates management contracts or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company

March 5, 2021	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(principal executive officer)

March 5, 2021	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 5, 2021	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer

March 5, 2021	/s/ Glenn E. Corlett
Glenn E. Corlett
Director

March 5, 2021	/s/ Matthew E. Frymier
Matthew E. Frymier
Director

March 5, 2021	/s/ Michael E. Gibbons
Michael E. Gibbons
Director

March 5, 2021	/s/ R. Steven Kestner
R. Steven Kestner
Director

March 5, 2021	/s/ Richard R. Gascoigne
Richard R. Gascoigne
Director

March 5, 2021	/s/ J. Ryan Ruhlman
J. Ryan Ruhlman
Director
March 5, 2021	/s/ Maegan A. R. Cross
Maegan A. R. Cross
March 5, 2021	Director /s/ David C. Sunkle David C. Sunkle Director

PREFORMED LINE PRODUCTS COMPANY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2020, 2019 and 2018

(Thousands of dollars)

For the year ended December 31, 2020:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions	Balance at end of period
Allowance for doubtful accounts	$3,224	$1,279	$(1,527)	$(128)	$2,848
Reserve for credit memos	625	774	(792)	9	616
Slow-moving and obsolete inventory reserves	8,877	2,035	(1,097)	85	9,900
Accrued product warranty	1,309	279	(314)	8	1,282
Foreign net operating loss tax carryforwards	3,137	1,176	(1,473)	72	2,912

For the year ended December 31, 2019:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions	Balance at end of period
Allowance for doubtful accounts	$2,652	$1,294	$(697)	$(25)	$3,224
Reserve for credit memos	526	817	(739)	21	625
Slow-moving and obsolete inventory reserves	8,462	1,283	(1,104)	236	8,877
Accrued product warranty	928	481	(317)	217	1,309
Foreign net operating loss tax carryforwards	3,495	153	(499)	(12)	3,137

For the year ended December 31, 2018:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions	Balance at end of period
Allowance for doubtful accounts	$2,910	$449	$(529)	$(178)	$2,652
Reserve for credit memos	415	802	(688)	(3)	526
Slow-moving and obsolete inventory reserves	9,066	1,341	(1,658)	(287)	8,462
Accrued product warranty	1,076	97	(133)	(112)	928
Foreign net operating loss tax carryforwards	3,965	568	(761)	(277)	3,495