Form 10-Q
period 2021-03-31
PREFORMED LINE PRODUCTS CO
filed 2021-04-30
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of common shares outstanding as of April 26, 2021: 4,912,959.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $2.00 per share	PLPC	NASDAQ

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$34,685	$45,175
Accounts receivable, less allowances of $3,436 ($3,464 in 2020)	93,654	92,686
Inventories - net	99,694	97,537
Prepaids	7,642	15,289
Prepaid taxes	1,080	2,371
Other current assets	3,283	3,256
TOTAL CURRENT ASSETS	240,038	256,314
Property, plant and equipment - net	145,400	125,965
Operating lease, right-of-use assets	12,426	13,139
Intangibles - net	13,811	14,443
Goodwill	28,844	29,508
Deferred income taxes	5,459	10,863
Other assets	11,025	10,855
TOTAL ASSETS	$457,003	$461,087
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$33,945	$31,646
Notes payable to banks	12,853	17,428
Operating lease liabilities, current	2,083	2,240
Current portion of long-term debt	9,033	5,216
Accrued compensation and amounts withheld from employees	16,823	14,736
Accrued expenses and other liabilities	18,001	17,508
Accrued profit-sharing and other benefits	3,104	8,252
Dividends payable	1,183	1,292
Income taxes payable	648	5,456
TOTAL CURRENT LIABILITIES	97,673	103,774
Long-term debt, less current portion	37,394	33,333
Unfunded pension obligation	5,522	5,826
Operating lease liabilities, non-current	8,190	8,743
Deferred income taxes	2,802	2,921
Other noncurrent liabilities	14,284	14,421
SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 4,912,959 and 4,902,233 issued and outstanding, at March 31, 2021 and December 31, 2020, respectively	13,155	13,028
Common shares issued to rabbi trust, 261,781 and 265,508 shares at March 31, 2021 and December 31, 2020, respectively	(10,820)	(10,940)
Deferred compensation liability	10,820	10,940
Paid-in capital	44,322	43,134
Retained earnings	385,184	379,035
Treasury shares, at cost, 1,664,517 and 1,611,927 shares at March 31, 2021 and December 31, 2020, respectively	(92,246)	(88,568)
Accumulated other comprehensive loss	(59,266)	(54,551)
TOTAL PREFORMED LINE PRODUCTS, COMPANY SHAREHOLDERS’ EQUITY	291,149	292,078
Noncontrolling interest	(11)	(9)
TOTAL SHAREHOLDERS’ EQUITY	291,138	292,069
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$457,003	$461,087

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended March 31
	2021	2020
(Amounts in thousands of dollars, except earnings per share data)
Net sales	$117,553	$102,852
Cost of products sold	77,361	69,942
GROSS PROFIT	40,192	32,910
Costs and expenses
Selling	9,601	8,905
General and administrative	14,394	13,434
Research and engineering	4,611	4,296
Other operating expense - net	818	1,122
	29,424	27,757
OPERATING INCOME	10,768	5,153
Other income (expense)
Interest income	21	111
Interest expense	(463)	(709)
Other income - net	228	549
	(214)	(49)
INCOME BEFORE INCOME TAXES	10,554	5,104
Income tax expense	3,377	1,451
NET INCOME	$7,177	$3,653
Net loss attributable to noncontrolling interests	2	45
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$7,179	$3,698
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,917	5,008
Diluted	4,936	5,017
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$1.46	$0.74
Diluted	$1.45	$0.74

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31
	2021	2020
(Thousands of dollars)
Net income	$7,177	$3,653
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(4,829)	(16,881)
Recognized net actuarial gain (net of tax provision of $35 and $31 for the three months ended March 31, 2021 and 2020, respectively).	114	98
Other comprehensive loss, net of tax	(4,715)	(16,783)
Comprehensive loss attributable to noncontrolling interests	2	45
Comprehensive income (loss) attributable to Preformed Line Products Company shareholders	$2,464	$(13,085)

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
	2021	2020
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$7,177	$3,653
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	3,145	3,357
Provision for accounts receivable allowances	390	424
Provision for inventory reserves	811	365
Deferred income taxes	4,921	1,163
Share-based compensation expense	1,034	976
Loss on sale of property and equipment	(16)	0
Other - net	318	(364)
Changes in operating assets and liabilities
Accounts receivable	(3,114)	(5,192)
Inventories	(5,154)	(3,481)
Prepaid expenses	8,134	(1,409)
Trade accounts payable and accrued liabilities	795	(2,112)
Income taxes - net	(4,782)	(328)
Other - net	(423)	(107)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	13,236	(3,055)
INVESTING ACTIVITIES (1)
Capital expenditures	(3,469)	(5,997)
Proceeds from the sale of property and equipment	4	0
NET CASH USED IN INVESTING ACTIVITIES	(3,465)	(5,997)
FINANCING ACTIVITIES(1)
(Decrease) increase in notes payable to banks	(3,811)	3,337
Proceeds from long-term debt	15,242	24,945
Payments of long-term debt	(27,106)	(17,652)
Dividends paid	(1,131)	(1,175)
Proceeds from issuance of common shares	0	236
Purchase of common shares for treasury	0	(1,602)
Purchase of common shares for treasury from related parties	(3,678)	(2,378)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(20,484)	5,711
Effects of exchange rate changes on cash and cash equivalents	223	(1,805)
Net decrease in cash, cash equivalents and restricted cash	(10,490)	(5,146)
Cash, cash equivalents and restricted cash at beginning of year	45,175	39,263
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$34,685	$34,117

(1) Non-cash investing and financing activities:  The Company purchased a new corporate aircraft during the period ended March 31, 2021 with a term loan in the principal amount of $20.5 million.  For further information regarding this transaction, refer to Note P, “Debt Arrangements.”

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2021.

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

The Consolidated Balance Sheet at December 31, 2020 has been derived from the audited consolidated financial statements but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s 2020 Annual Report on Form 10-K filed on March 5, 2021 with the Securities and Exchange Commission.

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

Disaggregated revenue

The Company’s revenues by segment and product type are as follows:

	Three Months Ended March 31, 2021
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	57%	74%	60%	72%	63%
Communications	38	22	33	5	29
Special Industries	5	4	7	23	8
Total	100%	100%	100%	100%	100%

	Three Months Ended March 31, 2020
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	64%	71%	62%	74%	66%
Communications	30	22	30	4	24
Special Industries	6	7	8	22	10
Total	100%	100%	100%	100%	100%

NOTE C – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	March 31, 2021	December 31, 2020
Raw materials	$55,150	$53,947
Work-in-process	9,251	9,272
Finished Goods	40,315	38,801
	104,716	102,020
Excess of current cost over LIFO cost	(5,022)	(4,483)
Net Inventory	$99,694	$97,537

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $32.1 million at March 31, 2021 and $32.0 million at December 31, 2020.  An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.  During the three-month periods ended March 31, 2021 and 2020, the net change in LIFO inventories resulted in expense of $.5 million and $.2 million, respectively, to Income before income taxes.

Property, plant and equipment—net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	March 31, 2021	December 31, 2020
Land and improvements	$21,507	$22,132
Buildings and improvements	99,366	97,909
Machinery, equipment and aircraft	195,897	176,377
Construction in progress	9,348	9,563
	326,118	305,981
Less accumulated depreciation	(180,718)	(180,016)
	$145,400	$125,965

Legal proceedings

The Company can be party to a variety of pending legal proceedings and claims arising in the normal course of business, including, but not limited to, litigation relating to employment, workers’ compensation, product liability, environmental and intellectual property. The Company has liability insurance to cover many of these claims.

Although the outcomes of these matters are not predictable with certainty, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the event the Company determines that a loss is not probable, but is reasonably possible, and the likelihood to develop what the Company believes to be a reasonable range of potential loss exists, the Company will include disclosure related to such matters.  To the extent that there is a reasonable possibility the losses could exceed amounts already accrued, the Company will adjust the accrual in the period in which the determination is made, disclose an estimate of the additional loss or range of loss and if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.  During the year ended December 31, 2020, the Company accrued approximately $2.2 million representing its best estimate for losses to be incurred on a variety of global legal matters.  The accrual remained unchanged at $2.2 million at March 31, 2021.

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

NOTE D – SHAREHOLDERS EQUITY

The following table reflects the changes in shareholders equity for the three months ended March 31, 2021 and 2020:

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)
Balance at December 31, 2020	$13,028	$(10,940)	$10,940	$43,134	$379,035	$(88,568)	$(47,847)	$(6,704)	$292,078	$(9)	$292,069
Net income (loss)					7,179				7,179	(2)	7,177
Foreign currency translation adjustment							(4,829)		(4,829)		(4,829)
Recognized net actuarial gain, net of tax provision of $35								114	114		114
Total comprehensive income									2,464	(2)	2,462
Share-based compensation				1,034	(40)				994		994
Purchase of 52,590 common shares						(3,678)			(3,678)		(3,678)
Issuance of 63,316 common shares	127			270					397		397
Common shares distributed from rabbi trust of 3,727, net		120	(120)						0		0
Cash dividends declared - $.20 per share				(116)	(990)				(1,106)		(1,106)
Balance at March 31, 2021	$13,155	$(10,820)	$10,820	$44,322	$385,184	$(92,246)	$(52,676)	$(6,590)	$291,149	$(11)	$291,138

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)
Balance at December 31, 2019	$12,848	$(10,981)	$10,981	$38,854	$353,292	$(79,106)	$(51,682)	$(5,671)	$268,535	$33	$268,568
Net income					3,698				3,698	(45)	3,653
Foreign currency translation adjustment							(16,881)		(16,881)		(16,881)
Recognized net actuarial gain, net of tax provision of $31								98	98		98
Total comprehensive income									(13,085)	(45)	(13,130)
Share-based compensation				976	(43)				933		933
Purchase of 75,246 common shares						(3,980)			(3,980)		(3,980)
Issuance of 77,381 common shares	155								155		155
Common shares distributed from rabbi trust of 3,358, net		101	(101)						0		0
Cash dividends declared - $.20 per share				(83)	(963)				(1,046)		(1,046)
Balance at March 31, 2020	$13,003	$(10,880)	$10,880	$39,747	$355,984	$(83,086)	$(68,563)	$(5,573)	$251,512	$(12)	$251,500

NOTE E – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”).  Net periodic pension cost for this plan included the following components:

	Three Months Ended March 31
	2021	2020
Service cost	$0	$91
Interest cost	282	327
Expected return on plan assets	(586)	(557)
Recognized net actuarial loss	149	129
Net periodic pension cost (benefit)	$(155)	$(10)

There were no contributions to the Plan during the three months ended March 31, 2021.  The Company does not plan to contribute additional funds to the Plan during the remainder of 2021.

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Unrecognized pension benefit cost	Currency Translation Adjustment	Total	Unrecognized pension benefit cost	Currency Translation Adjustment	Total
Balance at January 1	$(6,704)	$(47,847)	$(54,551)	$(5,671)	$(51,682)	$(57,353)
Other comprehensive loss before reclassifications:
Loss on foreign currency translation adjustment	0	(4,829)	(4,829)	0	(16,881)	(16,881)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	114	0	114	98	0	98
Net current period other comprehensive income (loss)	114	(4,829)	(4,715)	98	(16,881)	(16,783)
Balance at March 31	$(6,590)	$(52,676)	$(59,266)	$(5,573)	$(68,563)	$(74,136)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE G – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31
	2021	2020
Numerator
Net income	$7,179	$3,698
Denominator
Determination of shares
Weighted-average common shares outstanding	4,917	5,008
Dilutive effect - share-based awards	19	9
Diluted weighted-average common shares outstanding	4,936	5,017
Earnings per common share
Basic	$1.46	$0.74
Diluted	$1.45	$0.74

For the three-month periods ended March 31, 2021 and 2020, 15,000 and 20,000 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

NOTE H – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	March 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,813	$(4,806)	$4,806	$(4,806)
Land use rights	1,259	(413)	1,286	(396)
Trademarks	1,863	(1,482)	1,756	(1,474)
Technology	7,458	(2,489)	7,673	(2,402)
Customer relationships	16,250	(8,642)	16,441	(8,441)
	$31,643	$(17,832)	$31,962	$(17,519)
Indefinite-lived intangible assets
Goodwill	$28,844		$29,508

The aggregate amortization expense for other intangibles with finite lives for the three-month periods ended March 31, 2021 and 2020 was $.5 million and $.4 million, respectively.  Amortization expense is estimated to be $1.5 million for the remainder of 2021, $1.7 million for 2022 and 2023, $1.6 million for 2024 and $1.4 million for 2025. The combined weighted-average remaining amortization period is approximately 12.2 years. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 4.8 years; land use rights, 55.2 years; trademarks, 6.3 years; technology, 9.8 years; and customer relationships, 9.2 years.

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

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the three months ended March 31, 2021 are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2021	$3,078	$4,251	$14,449	$7,730	$29,508
Currency translation	0	62	(584)	(142)	(664)
Balance at March 31, 2021	$3,078	$4,313	$13,865	$7,588	$28,844

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

A summary of the RSUs outstanding under the LTIP for the three months ended March 31, 2021 is as follows:

	Restricted Share Units
	Performance and Service Required (1)	Service Required	Total Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2021	183,777	15,786	199,563	$60.33
Granted	51,308	12,285	63,593	71.84
Vested	(56,973)	0	(56,973)	73.86
Forfeited	0	0	0	0.00
Nonvested as of March 31, 2021	178,112	28,071	206,183	$60.49

(1)	Nonvested, performance-based RSUs are reflected above at the maximum performance achievement level.

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Compensation expense related to the time-based RSUs for both three-month periods ended March 31, 2021 and 2020 was $.1 million.  As of March 31, 2021, there was $1.2 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 2.4 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in either operating or pre-tax income and sales growth over a requisite performance period.  Depending on the extent to which the performance criterions are satisfied under the LTIP and the Incentive Plan, the participants are eligible to earn common shares over the vesting period.  Performance-based compensation expense for the three-month periods ended March 31, 2021 and 2020 was $.7 million and $.8 million, respectively. As of March 31, 2021, the remaining compensation expense of $4.8 million for outstanding performance-based RSU’s is expected to be recognized over the weighted-average period of approximately 1.9 years.

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

There were no options granted during either of the three-month periods ended March 31, 2021 and 2020.

Stock option activity under the Company’s LTIP for three months ended March 31, 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2021	50,950	$54.81
Granted	0
Exercised	0
Forfeited	0
Outstanding (vested and expected to vest) at March 31, 2021	50,950	$54.81	7.3	$730
Exercisable at March 31, 2021	21,700	$61.62	4.8	$184

There were no stock option shares exercised during either of the three-month periods ended March 31, 2021 and 2020.

For the three-month periods ended March 31, 2021 and 2020, the Company recorded compensation expense related to the stock options currently vested of $.1 million and less than $.1 million, respectively. The total compensation cost related to nonvested awards not yet recognized at March 31, 2021 is expected to be $.3 million over a weighted-average period of approximately 1.9 years.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s common shares held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of March 31, 2021, 261,781 shares have been deferred and are being held in the rabbi trust.

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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, on the Company’s Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020:

Description	Balance as of March 31, 2021	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$634	$0	$634	$0
Total Assets	$634	$0	$634	$0

Liabilities:
Supplemental profit sharing plan	$7,136	$0	$7,136	$0
Foreign currency forward contracts	55	0	55	0
Total Liabilities	$7,191	$0	$7,191	$0

Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$359	$0	$359	$0
Total Assets	$359	$0	$359	$0

Liabilities:
Supplemental profit sharing plan	$7,143	$0	$7,143	$0
Foreign currency forward contracts	56	0	56	0
Total Liabilities	$7,199	$0	$7,199	$0

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions.  These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other operating expense - net” on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three-month periods ended March 31, 2021 and 2020, the Company recognized net gains of $.3 million and $1.1 million, respectively, on foreign currency forward contracts.

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives and directors. The liability for this unfunded Supplemental Profit Sharing Plan was $7.1 million at both March 31, 2021 and December 31, 2020.  These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily include mutual funds.  The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

NOTE K – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU” No. 2021-01), Reference Rate Reform (“Topic 848”) to ASU No. 2020-04, Reference Rate Reform (ASU 2021-01) which was effective immediately. The amendments in ASU 2021-01 provide optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of the reference rate reform. The provisions must be applied at a Topic, Subtopic, or Industry Subtopic level for all transactions other than derivatives, which may be applied at a hedging relationship level. The Company adopted ASU 2021-01 on January 1, 2021 and is currently evaluating the potential future impact, if any, on its Consolidated Financial Statements.

NOTE L – NEW ACCOUNTING STANDARDS TO BE ADOPTED

The Company considers the applicability and impact of all ASUs.  Recently issued ASUs that are not considered were assessed and determined to be not applicable in the current reporting period.

NOTE M – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three months ended March 31, 2021 and 2020. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended March 31
	2021	2020
Net sales
PLP-USA	$56,231	$46,601
The Americas	17,521	17,241
EMEA	23,481	20,360
Asia-Pacific	20,320	18,650
Total net sales	$117,553	$102,852
Intersegment sales
PLP-USA	$2,385	$2,860
The Americas	2,066	1,863
EMEA	511	450
Asia-Pacific	3,652	2,087
Total intersegment sales	$8,614	$7,260
Income taxes
PLP-USA	$2,376	$845
The Americas	610	634
EMEA	445	86
Asia-Pacific	(54)	(114)
Total income taxes	$3,377	$1,451
Net income attributable to Preformed Line Products Company shareholders
PLP-USA	$5,576	$3,550
The Americas	1,192	995
EMEA	1,195	337
Asia-Pacific	(784)	(1,184)
Total net income attributable to Preformed Line Products Company shareholders	$7,179	$3,698

	March 31, 2021	December 31, 2020
Assets
PLP-USA	$149,715	$137,689
The Americas	69,670	75,438
EMEA	103,050	106,922
Asia-Pacific	134,568	141,038
Total identifiable assets	$457,003	$461,087

NOTE N – INCOME TAXES

The Company’s effective tax rate was 32% and 28% for the three month periods ended March 31, 2021 and 2020, respectively.  The higher effective tax rate for the three months ended March 31, 2021 and 2020 compared to the U.S. federal statutory rate of 21% was primarily due to increases in earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested and an increase in various U.S. permanent items, primarily from the deductibility of officer’s compensations. The effective tax rate increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to the decrease in non-deductible executive compensation combined with an increase from adjustments due to foreign income.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  No significant changes to the valuation allowances were reflected for the periods ended March 31, 2021 or December 31, 2020.

There were no significant changes to any of the balances of unrecognized tax benefits on for the three months ended March 31, 2021 or the year ended December 31, 2020.

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

The following is a rollforward of the product warranty reserve:

	Three Months Ended March 31
	2021	2020
Beginning of period balance	$1,282	$1,309
Additions charged to income	313	38
Warranty usage	(93)	(28)
Currency translation	(30)	(152)
End of period balance	$1,472	$1,167

NOTE P – DEBT ARRANGEMENTS

On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million to fund the purchase of a corporate aircraft.  In September 2020, the Company made a deposit of $6.8 million toward the purchase of the aircraft, which amount was subsequently refunded in January 2021 and the full amount of the $20.5 million purchase price was drawn on the loan.  The aircraft replaces the Company’s previously owned aircraft, which was sold in December 2020.  The proceeds of the sale were used to pay off the debt associated with the previously-owned aircraft.  The term of the new loan is 120 months at a fixed interest rate of 2.744%.  The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date.  Of the $20.3 million outstanding on this debt facility at March 31, 2021, $2.1 million was classified as current.  The loan is secured by the aircraft.

On April 17, 2020, the Company extended the term on its $65 million credit facility from June 30, 2021 to June 30, 2024 and added its Austrian subsidiary as a borrower on the facility.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the LIBOR spread becomes 1.500%.  At March 31, 2021, the Company’s Polish subsidiary had borrowed $6.3 million U.S. dollars at a rate of 1.125% plus the Warsaw Interbank Offer Rate with a term expiring June 30, 2024.  At March 31, 2021, the Company’s Australian subsidiary had borrowed $3.7 million U.S. dollars, also with a term expiring June 30, 2024.  At March 31, 2021, the Company’s Austrian subsidiary had borrowed $.6 million U.S. dollars with a term expiring June 30, 2024.  At March 31, 2021, the interest rates on the U.S., Polish, Australian and Austrian line of credit agreement were 1.236%, 1.315%, 1.145% and 1.273%, respectively.  Under the credit facility, at March 31, 2021, the Company had utilized $11.5 million with $53.5 million available under the line of credit, net of long-term outstanding letters of credit of $.1 million.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability. At March 31, 2021, the Company was in compliance with these covenants.

On April 25, 2019, the Company borrowed $8.0 million U.S. dollars on behalf of its Indonesian subsidiary at a rate of 3.501% with a term expiring on April 30, 2024.  At March 31, 2021, $5.7 million was outstanding on this debt facility, of which $.8 million is classified as current.

On August 14, 2019, the Company’s New Zealand subsidiary borrowed $5.3 million U.S. dollars at a rate of 3.900% with a term expiring on August 26, 2021.  At March 31, 2021, $4.1 million was outstanding on this facility, all of which is classified as current and has an interest rate of 3.150%.  This loan is secured by the Company’s New Zealand subsidiary’s land and building.

For the periods ended March 31, 2021 and December 31, 2020, the Company’s Asia Pacific segment had $.7 million and $.6 million, respectively, in restricted cash used to secure bank debt.  The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash and cash equivalents.

NOTE Q – LEASES

The Company regularly enters into leases in the normal course of business.  As of March 31, 2021, the leases in effect were related to land, buildings, vehicles, office equipment and other production equipment under operating leases with lease terms of up to 99 years.  The Company often has the option to renew lease terms for buildings and other assets.  The exercise of lease renewal options are generally at the Company’s sole discretion.  In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion.  The Company evaluates renewal and termination options at the lease commencement date to determine if the Company is reasonably certain to exercise the option on the basis of economic factors.  The weighted average remaining lease term for the Company’s operating and financing leases as of March 31, 2021 was 18.5 and 3.1 years, respectively.

Lease expense is recognized for these leases on a straight-line basis over the lease term with variable lease payments recognized in the period those payments are incurred.  The components of operating and finance lease costs are recognized in Costs and expenses and Interest expense, respectively, on the Company’s Consolidated Statements of Income.  The Company’s operating and finance lease costs for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Components of lease expense
Operating lease cost	$698	$709

Finance lease cost
Amortization of right-of-use assets	103	16
Interest on lease liabilities	8	2
Total lease cost	$809	$727

The discount rate implicit within each lease is often not determinable and, therefore, the Company establishes the discount rate based on its incremental borrowing rate.  The incremental borrowing rate for the Company’s leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral.  The weighted average discount rate used to measure the Company’s operating and finance lease liabilities as of March 31, 2021 was 4.93% and 4.14%, respectively.

Future maturities of the Company’s lease liabilities as of March 31, 2021 are as follows:

	Operating Leases	Finance Leases
2021	$1,801	$306
2022	2,188	215
2023	1,532	126
2024	738	79
2025 and thereafter	9,801	86
Total lease payments	16,060	812
Less amount of lease payment representing interest	5,787	51
Total present value of lease payments	$10,273	$761

The total minimum sublease rentals under noncancelable subleases to be received through 2023 is $2.4 million.

Supplemental cash flow information related to leases for the three-month period ended March 31, 2021 was as follows:

	March 31, 2021	March 31, 2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$740	$2
Operating cash flows from finance leases	8	730
Financing cash flows from finance leases	108	29

NOTE R – RELATED PARTY TRANSACTIONS

On January 4, 2021, the Company purchased 1,160 shares of the Company from a retired Officer at a price per share of $66.01, which was calculated from a 30-day average market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

On February 3, 2021, the Company purchased 29,676 shares of the Company from current and retired Officers at a price per share of $69.19, which was calculated from a 30-day average market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

On March 10, 2021, the Company purchased 19,497 shares of the Company from current Officers at a price per share of $71.10, which was calculated from a 30-day average market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

On March 15, 2021, the Company purchased 2,257 shares of the Company from a current employee at a price per share of $71.91, which was calculated from a 30-day average market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

!ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) was incorporated in Ohio in 1947.  We are an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries. Our primary products support, protect, connect, terminate, and secure cables and wires. We also provide solar hardware systems, mounting hardware for a variety of solar power applications, and fiber optic and copper splice closures. PLPC is respected around the world for quality, dependability and market-leading customer service. Our goal is to continue to achieve profitable growth as a leader in the research, innovation, development, manufacture, and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets. We have 30 sales and manufacturing operations in 22 different countries.

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

The following discussion describes our results of operations for the three months ended March 31, 2021. The first quarter of 2020 saw the initial global outbreak of a novel strain of coronavirus (“COVID-19”), which in the latter part of the quarter created significant global economic disruption.  While the prior year outbreak did not have a material impact on our results for those reported periods, it created challenges for us in countries that were the earliest to be impacted by the pandemic, namely countries in our Asia-Pacific business segment. Due to restrictions on our operations, the operations of our customers and the global supply chain, we are continuing to actively monitor the impact of COVID-19 on current and future periods.

As the virus spread, we took action to protect the health and safety of our employees while we maintained critical operations to protect our customers and suppliers.  Many of our customers are considered “essential” and remained open for business, although in a limited capacity in some cases, which slowed demand into the second and third quarter of the prior year, most notably for specific customers in our Asia Pacific segment. Our North American plants have remained fully operational and only some of our international plants were closed temporarily. While there are some restrictions to the supply of products and potential price increases globally and those restrictions may continue or expand to other regions, our global supply chain currently remains strong.

Due to the uncertainty created by COVID-19, we are continuing to actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs.  We have reduced and may continue to reduce operating expenses and could continue to experience lower variable SG&A, primarily through a decrease in travel-related expenses incurred by our associates due to travel restrictions in place.

While we expect that the COVID-19 outbreak will continue to have an adverse impact on our business, the businesses of our customers and the global economy, we cannot predict the duration or scope of the COVID-19 pandemic or the magnitude of its impact on our business and results of operations.  In addition, the impact of COVID-19 could potentially exacerbate other risks discussed, any of which could have a material adverse effect on the Company.  We continue to assess all challenges related to COVID-19 and plan accordingly.  The extent of any future impact is dependent upon several factors including those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 5, 2021.

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies strengthen against the U.S. dollar, our sales and costs increase as the foreign currency-denominated financial statements translate into more U.S. dollars, and, conversely, when foreign currencies weaken, our sales and costs decrease upon translation into U.S. dollars. The fluctuations of foreign currencies during the three months ended March 31, 2021 had a $1.8 million favorable effect on net sales when compared to the same period in 2020. There was a less than $.1 million favorable effect on net income for the three months ended March 31, 2021 as compared to the same period in 2020. On a reportable segment basis, the impact of foreign currency on net sales and net income for the three months ended March 31, 2021 was as follows:

	Foreign Currency Translation Impact
(Thousands of dollars)	Net Sales	Net Income
The Americas	$(1,802)	$(48)
EMEA	1,682	117
Asia-Pacific	1,905	(41)
Total	$1,785	$28

The operating results for the three months ended March 31, 2021 are compared to the same period in 2020. Net sales for the three months ended March 31, 2021 of $117.6 million increased $14.7 million, or 14%, compared to 2020.  As a percentage of net sales, gross profit increased to 34.2% in 2021 from 32.0% in 2020.  Gross profit for the three-month periods ended March 31, 2021 and 2020 was $40.2 million and $32.9 million, respectively.  Excluding the favorable impact of foreign currency translation, gross profit increased $6.7 million, or 20%, compared to 2020.  Costs and expenses of $29.4 million increased $1.7 million compared to 2020 and included an unfavorable impact from currency translation of $.6 million.  Operating income for the three months ended March 31, 2021 was $10.8 million, an increase of $5.6 million compared to 2020. Net income for the three months ended March 31, 2021 of $7.2 million increased $3.5 million compared to the three months ended March 31, 2020.  The effect of currency translation had negative impacts of less than $.1 million on both operating income and net income.

The following table reflects the impact of foreign currency fluctuations on operating income for the three-month periods ended March 31, 2021 and 2020:

	Foreign Currency Impact
	Three Months Ended March 31
(Thousands of dollars)	2021	2020
Operating income	$10,768	$5,153
Translation gain	(40)	0
Transaction loss	615	1,792
Net gain on forward currency contracts	(327)	(1,125)
Operating income excluding currency impact	$11,016	$5,820

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THREE MONTHS ENDED MARCH 31, 2020

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended March 31, 2021 and 2020. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended March 31
(Thousands of dollars)	2021		2020		Change
Net sales	$117,553	100.0%	$102,852	100.0%	$14,701
Cost of products sold	77,361	65.8	69,942	68.0	7,419
GROSS PROFIT	40,192	34.2	32,910	32.0	7,282
Costs and expenses	29,424	25.0	27,757	27.0	1,667
OPERATING INCOME	10,768	9.2	5,153	5.0	5,615
Other expense, net	(214)	(0.2)	(49)	(0.0)	(165)
INCOME BEFORE INCOME TAXES	10,554	9.0	5,104	5.0	5,450
Income tax expense	3,377	2.9	1,451	1.4	1,926
NET INCOME	7,177	6.1	3,653	3.6	3,524
Net adjustment attributable to noncontrolling interests	2	0.0	45	0.0	(43)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$7,179	6.1%	$3,698	3.6%	$3,481

Net sales. Net sales were $117.6 million for the three months ended March 31, 2021, an increase of $14.7 million, or 14%, from the three months ended March 31, 2020.  Excluding the favorable effect of currency translation, net sales for the three months ended March 31, 2021 increased $12.9 million compared to the same period in 2020, or 13%, as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2021	2020	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$56,231	$46,601	$9,630	$0	$9,630	21%
The Americas	17,521	17,241	280	(1,802)	2,082	12
EMEA	23,481	20,360	3,121	1,682	1,439	7
Asia-Pacific	20,320	18,650	1,670	1,905	(235)	(1)
Consolidated	$117,553	$102,852	$14,701	$1,785	$12,916	13%

The year-over-year increase in PLP-USA net sales of $9.6 million, or 21%, was primarily due to a volume increase in communication product sales. International net sales for the three months ended March 31, 2021 experienced a favorable impact of $1.8 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation.  The Americas net sales of $17.5 million increased $2.1 million, or 12%, primarily due to a volume increase in energy product sales. EMEA net sales of $23.5 million increased $1.4 million, or 7%, primarily due to a volume increase in communication product sales within the region.  Asia-Pacific net sales of $20.3 million decreased $.2 million, or 1%, compared to 2020 primarily due to a volume decrease in energy products, partially resulting from the residual effects of the disruption to the global economy caused by the COVID-19 pandemic.

Gross profit. Gross profit was $40.2 million and $32.9 million for the three-month periods ended March 31, 2021 and 2020, respectively.  Excluding the unfavorable effect of currency translation, gross profit increased $6.7 million, or 20%, as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2021	2020	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$21,077	$17,396	$3,681	$0	$3,681	21%
The Americas	5,544	5,246	298	(509)	807	15
EMEA	8,134	5,959	2,175	593	1,582	27
Asia-Pacific	5,437	4,309	1,128	517	611	14
Consolidated	$40,192	$32,910	$7,282	$601	$6,681	20%

PLP-USA gross profit of $21.1 million increased $3.7 million compared to the same period in 2020 as a result of increased sales volume of $9.6 million combined with a product sales mix shift to higher margin product and continued cost containment within material, labor and manufacturing expense.  International gross profit for the three months ended March 31, 2021 was favorably impacted by $.6 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $.8 million was primarily the result of a $2.1 million increase in sales combined with a product margin improvement in the region due to sales product mix.  EMEA’s gross profit increased $1.6 million, mainly as a result an increase in sales of $1.4 million and a shift to higher sales volume in higher margin communication products. Although Asia-Pacific’s sales decreased by $.2 million, gross profit increased $.6 million primarily as a result of continued cost containment to mitigate the continued effects of the COVID-19 pandemic.

Costs and expenses. Costs and expenses of $29.4 million for the three months ended March 31, 2021 increased $1.7 million, or 6%.  Excluding the unfavorable effect of currency translation, costs and expenses increased $1.1 million, or 4%, as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2021	2020	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$13,134	$13,193	$(59)	$0	$(59)	(0)%
The Americas	3,721	3,530	191	(428)	619	18
EMEA	6,464	5,601	863	439	424	8
Asia-Pacific	6,105	5,433	672	549	123	2
Consolidated	$29,424	$27,757	$1,667	$560	$1,107	4%

PLP-USA costs and expenses of $13.1 million for the three months ended March 31, 2021 were relatively flat compared to 2020 mainly due to offsetting variances, which included $.5 million of combined lower travel and entertainment and marketing expenses, partially offset by higher legal and professional fees of $.2 million and higher commissions of $.2 million.  On a consolidated basis, costs and expenses for the three months ended March 31, 2021 were unfavorably impacted by $.6 million when local currencies were translated to U.S. dollars.  The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $3.7 million increased $.6 million for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to higher personnel-related expense of $.1 million, higher commissions of $.1 million, combined with miscellaneous net increases of $.4 million.  EMEA costs and expenses of $6.5 million increased $.4 million mainly due to higher personnel-related expenses of $.5 million, partially offset by lower travel and entertainment expenses of $.1 million.  Asia-Pacific costs and expenses of $6.1 million increased $.1 million primarily due to an increase in personnel-related expenses of $.4 million, increased travel and entertainment expenses of $.1 million and higher legal and professional fees of $.1 million, partially offset by the favorable effect of transactional foreign currency exchange of $.5 million.

Other income, net. Other income, net for the three-month periods ended March 31, 2021 and 2020 was $.2 million and less than $.1 million, respectively.

Income taxes. Income taxes for the three months ending March 31, 2021 and 2020 were $ 3.4 million and $1.5 million, respectively, based on pre-tax income of $10.6 million and $5.1 million, respectively. The effective tax rate for the three-month periods ending March 31, 2021 and 2020 was 32% and 28%, respectively, compared to the U.S. federal statutory rate of 21%. Our tax rate is affected by recurring items such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions.  It is also affected by discrete items that may occur in any given year but are not consistent from year to year.

On January 1, 2021, we adopted Account Stands Update (“ASU”) 2019-12, Income Taxes (“ASC 740”) - “Simplifying the Accounting for Income Taxes”, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of ASU 2019-12 did not result in any material adjustments.

Net income. As a result of the preceding items, net income for the three months ended March 31, 2021 was $7.2 million, compared to $3.7 million for the three months ended March 31, 2020, an increase of $3.5 million as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2021	2020	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$5,576	$3,550	$2,026	$0	$2,026	57%
The Americas	1,192	995	197	(48)	245	25
EMEA	1,195	337	858	117	741	220
Asia-Pacific	(784)	(1,184)	400	(41)	441	(37)
Consolidated	$7,179	$3,698	$3,481	$28	$3,453	93%

PLP-USA’s net income for the three months ended March 31, 2021 increased $2.0 million compared to the same period in 2020, primarily due to an increase in operating income of $4.3 million, partially offset by a decrease in other income, net of $.8 million combined with an increase in income tax expense of $1.5 million.  The following discussion of net income excludes the effect of currency translation.  The Americas net income increased $.2 million as a result of an increase in operating income of $.2 million. EMEA net income increased $.7 million as a result of a $1.0 million increase in operating income, partially offset by a $.3 million year-over-year increase in income tax expense. Asia-Pacific net income increased $.4 million largely due to a $.5 million decrease in operating expense, partially offset by an increase in income tax expense of $.1 million.

POLICIES AND ESTIMATES

Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2020 filed on March 5, 2021 with the Securities and Exchange Commission and are, therefore, not presented herein.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first three months of 2021, we used cash of $3.5 million for capital expenditures. We ended the first three months of 2021 with $34.7 million of cash, cash equivalents and restricted cash (collectively, “Cash”). Our Cash is held in various locations throughout the world. At March 31, 2021, the majority of our Cash was held outside the United States (“U.S.”). We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future operating cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt, including notes payable, at March 31, 2021 was $59.3 million.  At March 31, 2021, our unused availability under our line of credit was $53.5 million and our bank debt to equity percentage was 20.4%.  On April 17, 2020, we further extended the term on the line of credit to June 30, 2024. All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless our funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the LIBOR spread becomes 1.500%.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and funded debt-to-earnings before interest, taxes, depreciation and amortization along with an interest coverage ratio. The net worth and profitability requirements are calculated based on the line of credit agreement. At March 31, 2021 and December 31, 2020, we were in compliance with these covenants.

We expect that our major source of funding for 2021 and beyond will be our operating cash flows and our existing Cash as well as our line of credit agreement. We earn a significant amount of our operating income outside the U.S., which, except for current earnings in certain jurisdictions, is deemed to be indefinitely reinvested in foreign jurisdictions.

As we cannot predict the duration or scope of the continuing COVID-19 pandemic and its impact on our customers and suppliers, the negative financial impact to our financial results and liquidity cannot be reasonably estimated but could be material.  We are actively managing the business to maintain cash flow and secure favorable liquidity position. We believe that our future cash flows, together with these factors, will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next twelve months and thereafter for the foreseeable future. In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions. We also believe that we can expand our borrowing capacity, if necessary, however, we do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

Sources and Uses of Cash

Cash increased $.6 million compared to the same period in 2020.  Net Cash provided by operating activities was $13.2 million. The most significant net investing and financing uses of Cash in the three months ended March 31, 2021 were payments of long-term debt of $27.1 million, capital expenditures of $3.5 million, share repurchases of $3.7 million and dividends paid of $1.1 million, partially offset by net debt and notes payable proceeds of $11.4 million. Currency had a positive $.2 million impact on Cash when translating foreign denominated financial statements to U.S. dollars.

Net Cash provided from operating activities for the three months ended March 31, 2021 was $13.2 million compared to a use of $3.1 million in the comparable prior year three-month period. The $16.3 million improvement was primarily a result of an increase in net income of $3.5 million, an increase in cash provided by non-cash items of $4.7 million and an increase in Cash provided by operating assets (net of operating liabilities) of $8.1 million which included the $6.8 million deposit on the new corporate aircraft that was paid in the fourth quarter of 2020 and fully refunded in 2021.

Net Cash used in investing activities of $3.5 million for the three months ended March 31, 2021 decreased $2.5 million when compared to Cash used in investing activities in the three months ended March 31, 2020 of $6.0 million. The change was primarily related to a year-over-year decrease in capital expenditures.

Cash used in financing activities for the three months ended March 31, 2021 was $20.5 million compared to Cash provided by financing activities of $5.7 million during the three months ended March 31, 2020. The $26.2 million change was primarily the result of a net decrease in net debt borrowings, net of payments in 2021 compared to 2021 of $26.3 million, partially offset by a decrease in net share repurchases and issuances of $.1 million.

We have commitments under operating leases, primarily for office and manufacturing space, transportation equipment, office and computer equipment and capital leases primarily for equipment.

As of March 31, 2021, the Company had total outstanding guarantees of $6.9 million.  Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order.  As of March 31, 2021, the Company had total outstanding letters of credit of $9.1 million.

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
•

The effects of the possible enactment of the Made in America Tax Plan which could increase the U.S. federal corporate income tax rates on U.S. income and, also, reduce tax credits from foreign sourced income; and

•

Those factors described under the heading “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 which was filed on March 5, 2021. The impact of COVID-19 could potentially exacerbate other risks discussed, any of which could have a material impact on the Company. The situation continues to change and additional impacts may arise that the Company is not aware of currently.

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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%.  As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar.  Revenue from operations in Argentina represented less than 1% of total consolidated net sales for both three-month periods ended March 31, 2021 and 2020.

As of March 31, 2021, the Company had $.1 million in net foreign currency forward exchange contracts outstanding.  The Company does not hold derivatives for trading purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $4.3 million and on income before taxes of $.2 million.

The Company is exposed to market risk, including changes in interest rates and foreign exchange rates since we conduct business in a variety of foreign currencies. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of long-term borrowings, which includes the current portion, of $46.4 million at March 31, 2021. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.6 million for the three months ended March 31, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) of the Securities and Exchange Act of 1934, as amended, during the three-month period ended March 31, 2021 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is and may in the future be party to a variety of pending legal proceedings and claims arising in the normal course of business, including, but not limited to, litigation relating to employment, workers’ compensation, product liability, environmental and intellectual property. The Company has liability insurance to cover many of these claims.

Although the outcomes of these matters are not predictable with certainty, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the event the Company determines that a loss is not probable, but is reasonably possible, and the likelihood to develop what the Company believes to be a reasonable range of potential loss exists, the Company will include disclosure related to such matters.  To the extent that there is a reasonable possibility the losses could exceed amounts already accrued, the Company will adjust the accrual in the period in which the determination is made, disclose an estimate of the additional loss or range of loss and if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.  During the year ended December 31, 2020, the Company accrued approximately $2.2 million representing its best estimate for losses to be incurred on a variety of global legal matters.  The accrual remained unchanged at $2.2 million at March 31, 2021.

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 5, 2021. In addition, the impact of COVID-19 could potentially exacerbate other risks discussed, any of which could have a material adverse effect on the Company. The situation continues to change and additional impacts may arise that the Company is not aware of currently.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 16, 2020, the Board of Directors authorized a plan to repurchase up to an additional 235,625 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three-month period ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January	1,160	$66.01	106,606	143,394
February	29,676	69.19	136,282	113,718
March	21,754	71.18	158,036	91,964
Total	52,590

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Promissory Note dated December 31, 2020, between the Company and PNC Bank National Association (incorporated by reference to the Company’s 10-K filed for the year ended December 31, 2020)

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data (embedded with the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 30, 2021	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

April 30, 2021	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(Principal Accounting Officer)