Form 10-Q
period 2021-06-30
PREFORMED LINE PRODUCTS CO
filed 2021-07-30
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of common shares outstanding as of July 26, 2021: 4,906,559.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $2.00 per share	PLPC	NASDAQ

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$33,454	$45,175
Accounts receivable, less allowances of $3,605 ($3,464 in 2020)	104,674	92,686
Inventories - net	105,428	97,537
Prepaids	10,169	15,289
Prepaid taxes	1,728	2,371
Other current assets	3,149	3,256
TOTAL CURRENT ASSETS	258,602	256,314
Property, plant and equipment - net	148,511	125,965
Operating lease, right-of-use assets	13,414	13,139
Intangibles - net	13,655	14,443
Goodwill	29,316	29,508
Deferred income taxes	9,191	10,863
Other assets	10,720	10,855
TOTAL ASSETS	$483,409	$461,087
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$38,737	$31,646
Notes payable to banks	14,661	17,428
Operating lease liabilities, current	2,108	2,240
Current portion of long-term debt	6,717	5,216
Accrued compensation and amounts withheld from employees	19,950	14,736
Accrued expenses and other liabilities	18,412	17,508
Accrued profit-sharing and other benefits	5,022	8,252
Dividends payable	1,222	1,292
Income taxes payable	617	5,456
TOTAL CURRENT LIABILITIES	107,446	103,774
Long-term debt, less current portion	42,066	33,333
Unfunded pension obligation	5,218	5,826
Operating lease liabilities, non-current	9,202	8,743
Deferred income taxes	2,817	2,921
Other noncurrent liabilities	13,017	14,421
SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 4,906,559 and 4,902,233 issued and outstanding, at June 30, 2021 and December 31, 2020, respectively	13,170	13,028
Common shares issued to rabbi trust, 262,181 and 265,508 shares at June 30, 2021 and December 31, 2020, respectively	(10,850)	(10,940)
Deferred compensation liability	10,850	10,940
Paid-in capital	45,564	43,134
Retained earnings	393,032	379,035
Treasury shares, at cost, 1,678,317 and 1,611,927 shares at June 30, 2021 and December 31, 2020, respectively	(93,292)	(88,568)
Accumulated other comprehensive loss	(54,842)	(54,551)
TOTAL PREFORMED LINE PRODUCTS, COMPANY SHAREHOLDERS’ EQUITY	303,632	292,078
Noncontrolling interest	11	(9)
TOTAL SHAREHOLDERS’ EQUITY	303,643	292,069
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$483,409	$461,087

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
(Amounts in thousands of dollars, except earnings per share data)
Net sales	$133,038	$117,629	$250,591	$220,481
Cost of products sold	89,999	78,063	167,360	148,005
GROSS PROFIT	43,039	39,566	83,231	72,476
Costs and expenses
Selling	10,099	8,439	19,701	17,344
General and administrative	13,770	12,432	28,164	25,865
Research and engineering	4,763	4,113	9,374	8,408
Other operating expense - net	1,669	(225)	2,486	1,408
	30,301	24,759	59,725	53,025
OPERATING INCOME	12,738	14,807	23,506	19,451
Other income (expense)
Interest income	26	79	47	190
Interest expense	(457)	(719)	(920)	(1,428)
Other income (expense) - net	270	(282)	498	776
	(161)	(922)	(375)	(462)
INCOME BEFORE INCOME TAXES	12,577	13,885	23,131	18,989
Income tax expense	3,686	3,397	7,063	4,848
NET INCOME	$8,891	$10,488	$16,068	$14,141
Net loss attributable to noncontrolling interests	(22)	(7)	(20)	38
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$8,869	$10,481	$16,048	$14,179
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,912	4,966	4,914	4,987
Diluted	4,930	4,973	4,935	4,994
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$1.81	$2.11	$3.27	$2.84
Diluted	$1.80	$2.11	$3.25	$2.84

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
(Thousands of dollars)
Net income	$8,891	$10,488	$16,068	$14,141
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	4,311	5,472	(518)	(11,409)
Recognized net actuarial gain (net of tax provision of $35 and $39 for the three months ended June 30, 2021 and 2020, respectively). Recognized net actuarial gain (net of tax provision of $70 for both six-month periods ended June 30, 2021 and 2020).	113	91	227	189
Other comprehensive gain (loss), net of tax	4,424	5,563	(291)	(11,220)
Comprehensive (loss) gain attributable to noncontrolling interests	(22)	(7)	(20)	38
Comprehensive income attributable to Preformed Line Products Company shareholders	$13,293	$16,044	$15,757	$2,959

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
	2021	2020
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$16,068	$14,141
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	6,832	6,661
Provision for accounts receivable allowances	1,046	678
Provision for inventory reserves	1,033	1,001
Deferred income taxes	1,575	677
Share-based compensation expense	1,927	1,588
Gain on sale of property and equipment	(30)	0
Other - net	318	(330)
Changes in operating assets and liabilities
Accounts receivable	(13,446)	(15,713)
Inventories	(9,470)	(4,780)
Prepaid expenses	5,758	(121)
Trade accounts payable and accrued liabilities	9,040	4,710
Income taxes - net	(4,815)	95
Other - net	(1,775)	577
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,061	9,184
INVESTING ACTIVITIES (1)
Capital expenditures	(7,338)	(11,820)
Proceeds from the sale of property and equipment	23	0
NET CASH USED IN INVESTING ACTIVITIES	(7,315)	(11,820)
FINANCING ACTIVITIES(1)
(Decrease) increase in notes payable to banks	(2,183)	5,148
Proceeds from long-term debt	42,954	41,163
Payments of long-term debt	(53,029)	(36,717)
Dividends paid	(2,114)	(2,173)
Proceeds from issuance of common shares	364	266
Purchase of common shares for treasury	(176)	(4,613)
Purchase of common shares for treasury from related parties	(4,548)	(2,378)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(18,732)	696
Effects of exchange rate changes on cash and cash equivalents	265	(817)
Net decrease in cash, cash equivalents and restricted cash	(11,721)	(2,757)
Cash, cash equivalents and restricted cash at beginning of year	45,175	39,263
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$33,454	$36,506

(1) Non-cash investing and financing activities:  The Company purchased a new corporate aircraft during six-month period ended June 30, 2021 with a term loan in the principal amount of $20.5 million.  For further information regarding this transaction, refer to Note P, “Debt Arrangements.”

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2021.

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

Disaggregated revenue

The Company’s revenues by segment and product type are as follows:

	Three Months Ended June 30, 2021
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	61%	65%	51%	65%	60%
Communications	35	31	44	3	30
Special Industries	4	4	5	32	10
Total	100%	100%	100%	100%	100%

	Three Months Ended June 30, 2020
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	65%	78%	60%	74%	68%
Communications	30	18	33	4	23
Special Industries	5	4	7	22	9
Total	100%	100%	100%	100%	100%

	Six Months Ended June 30, 2021
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	59%	70%	55%	67%	61%
Communications	36	26	39	5	30
Special Industries	5	4	6	28	9
Total	100%	100%	100%	100%	100%

	Six Months Ended June 30, 2020
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	64%	76%	57%	74%	67%
Communications	30	18	35	4	24
Special Industries	6	6	8	22	9
Total	100%	100%	100%	100%	100%

NOTE C – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	June 30, 2021	December 31, 2020
Raw materials	$60,987	$53,947
Work-in-process	10,654	9,272
Finished Goods	40,065	38,801
	111,706	102,020
Excess of current cost over LIFO cost	(6,278)	(4,483)
Net Inventory	$105,428	$97,537

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $32.4 million at June 30, 2021 and $32.0 million at December 31, 2020.  An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.  During the three and six-month periods ended June 30, 2021, the net change in LIFO inventories resulted in expense of $1.3 million and $1.8 million, respectively, to Income before income taxes.  During the three and six-month periods ended June 30, 2020, the net change in LIFO inventories resulted in expense of less than $.1 million and $.2 million, respectively, to Income before income taxes.

Property, plant and equipment—net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	June 30, 2021	December 31, 2020
Land and improvements	$21,875	$22,132
Buildings and improvements	100,377	97,909
Machinery, equipment and aircraft	199,447	176,377
Construction in progress	12,577	9,563
	334,276	305,981
Less accumulated depreciation	(185,765)	(180,016)
	$148,511	$125,965

Legal proceedings

The Company can be party to a variety of pending legal proceedings and claims arising in the normal course of business, including, but not limited to, litigation relating to employment, workers’ compensation, product liability, environmental and intellectual property. The Company has liability insurance to cover many of these claims.

Although the outcomes of these matters are not predictable with certainty, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the event the Company determines that a loss is not probable, but is reasonably possible, and the likelihood to develop what the Company believes to be a reasonable range of potential loss exists, the Company will include disclosure related to such matters.  To the extent that there is a reasonable possibility the losses could exceed amounts already accrued, the Company will adjust the accrual in the period in which the determination is made, disclose an estimate of the additional loss or range of loss and if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.  As of June 30, 2021 and December 31, 2020, the Company has accrued approximately $2.2 million, representing its best estimate for losses to be incurred on a variety of global legal matters.

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

NOTE D – SHAREHOLDERS EQUITY

The following table reflects the changes in shareholders equity for the six months ended June 30, 2021 and 2020:

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)
Balance at December 31, 2020	$13,028	$(10,940)	$10,940	$43,134	$379,035	$(88,568)	$(47,847)	$(6,704)	$292,078	$(9)	$292,069
Net income (loss)					7,179				7,179	(2)	7,177
Foreign currency translation adjustment							(4,829)		(4,829)		(4,829)
Recognized net actuarial gain, net of tax provision of $35								114	114		114
Total comprehensive income									2,464	(2)	2,462
Share-based compensation				1,034	(40)				994		994
Purchase of 52,590 common shares						(3,678)			(3,678)		(3,678)
Issuance of 63,316 common shares	127			270					397		397
Common shares distributed from rabbi trust of 3,727, net		120	(120)						0		0
Cash dividends declared - $.20 per share				(116)	(990)				(1,106)		(1,106)
Balance at March 31, 2021	$13,155	$(10,820)	$10,820	$44,322	$385,184	$(92,246)	$(52,676)	$(6,590)	$291,149	$(11)	$291,138
Net income (loss)					8,869				8,869	22	8,891
Foreign currency translation adjustment							4,311		4,311		4,311
Recognized net actuarial gain, net of tax provision of $35								113	113		113
Total comprehensive income									13,293	22	13,315
Share-based compensation				893	(40)				853		853
Purchase of 13,800 common shares						(1,046)			(1,046)		(1,046)
Issuance of 7,400 common shares	15			349					364		364
Common shares issued to rabbi trust of 400, net		(30)	30						0		0
Cash dividends declared - $.20 per share					(981)				(981)		(981)
Balance at June 30, 2021	$13,170	$(10,850)	$10,850	$45,564	$393,032	$(93,292)	$(48,365)	$(6,477)	$303,632	$11	$303,643

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)
Balance at December 31, 2019	$12,848	$(10,981)	$10,981	$38,854	$353,292	$(79,106)	$(51,682)	$(5,671)	$268,535	$33	$268,568
Net income (loss)					3,698				3,698	(45)	3,653
Foreign currency translation adjustment							(16,881)		(16,881)		(16,881)
Recognized net actuarial gain, net of tax provision of $31								98	98		98
Total comprehensive income									(13,085)	(45)	(13,130)
Share-based compensation				976	(43)				933		933
Purchase of 75,246 common shares						(3,980)			(3,980)		(3,980)
Issuance of 77,381 common shares	155								155		155
Common shares distributed from rabbi trust of 3,358, net		101	(101)						0		0
Cash dividends declared - $.20 per share				(83)	(963)				(1,046)		(1,046)
Balance at March 31, 2020	$13,003	$(10,880)	$10,880	$39,747	$355,984	$(83,086)	$(68,563)	$(5,573)	$251,512	$(12)	$251,500
Net income					10,481				10,481	7	10,488
Foreign currency translation adjustment							5,472		5,472		5,472
Recognized net actuarial gain, net of tax provision of $31								91	91		91
Total comprehensive income									16,044	7	16,051
Share-based compensation				612	(26)				586		586
Purchase of 29,724 common shares						(3,011)			(3,011)		(3,011)
Issuance of 525 common shares				26					26		26
Common shares distributed from rabbi trust of 525, net		(30)	30						0		0
Cash dividends declared - $.20 per share					(996)				(996)		(996)
Balance at June 30, 2020	$13,003	$(10,910)	$10,910	$40,385	$365,443	$(86,097)	$(63,091)	$(5,482)	$264,161	$(5)	$264,156

NOTE E – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”).  Net periodic pension cost for this plan included the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Service cost	$0	$90	$0	$181
Interest cost	282	326	564	653
Expected return on plan assets	(586)	(556)	(1,172)	(1,113)
Recognized net actuarial loss	149	130	298	259
Net periodic pension cost (benefit)	$(155)	$(10)	$(310)	$(20)

There were no contributions to the Plan during the six months ended June 30, 2021.  The Company does not plan to contribute additional funds to the Plan during the remainder of 2021.
NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Unrecognized pension benefit cost	Currency Translation Adjustment	Total	Unrecognized pension benefit cost	Currency Translation Adjustment	Total
Balance at April 1	$(6,590)	$(52,676)	$(59,266)	$(5,573)	$(68,563)	$(74,136)
Other comprehensive income before reclassifications:
Gain on foreign currency translation adjustment	0	4,311	4,311	0	5,472	5,472
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	113	0	113	91	0	91
Net current period other comprehensive income	113	4,311	4,424	91	5,472	5,563
Balance at June 30	$(6,477)	$(48,365)	$(54,842)	$(5,482)	$(63,091)	$(68,573)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at January 1	$(6,704)	$(47,847)	$(54,551)	$(5,671)	$(51,682)	$(57,353)
Other comprehensive loss before reclassifications:
Loss on foreign currency translation adjustment	0	(518)	(518)	0	(11,409)	(11,409)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	227	0	227	189	0	189
Net current period other comprehensive income (loss)	227	(518)	(291)	189	(11,409)	(11,220)
Balance at June 30	$(6,477)	$(48,365)	$(54,842)	$(5,482)	$(63,091)	$(68,573)

(a)	This AOCI component is included in the computation of net periodic pension costs.

NOTE G – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Numerator
Net income	$8,869	$10,481	$16,048	$14,179
Denominator
Determination of shares
Weighted-average common shares outstanding	4,912	4,966	4,914	4,987
Dilutive effect - share-based awards	18	7	21	7
Diluted weighted-average common shares outstanding	4,930	4,973	4,935	4,994
Earnings per common share
Basic	$1.81	$2.11	$3.27	$2.84
Diluted	$1.80	$2.11	$3.25	$2.84

For the three and six-month periods ended June 30, 2021, 0 and 10,000 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.  For the three and six-month periods ended June 30, 2020, 40,313 and 30,157 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

NOTE H – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	June 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,813	$(4,806)	$4,806	$(4,806)
Land use rights	1,346	(442)	1,286	(396)
Trademarks	1,872	(1,509)	1,756	(1,474)
Technology	7,593	(2,657)	7,673	(2,402)
Customer relationships	16,399	(8,954)	16,441	(8,441)
	$32,023	$(18,368)	$31,962	$(17,519)
Indefinite-lived intangible assets
Goodwill	$29,316		$29,508

The aggregate amortization expense for other intangibles with finite lives for the three and six-month periods ended June 30, 2021 was $.5 million and $.9 million, respectively.  The aggregate amortization expense for other intangibles with finite lives for the three and six-month periods ended June 30, 2020 was $.4 million and $.9 million, respectively.  Amortization expense is estimated to be $.8 million for the remainder of 2021, $1.7 million for 2022 and 2023, $1.6 million for 2024 and $1.4 million for 2025. The combined weighted-average remaining amortization period is approximately 12.1 years. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 0 years; land use rights, 55.0 years; trademarks, 6.4 years; technology, 9.6 years; and customer relationships, 9.1 years.

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

As of the Company’s most recent annual impairment assessment date, the Asia-Pacific reporting unit’s fair value exceeded carrying value by approximately 15%. Accordingly, the reporting unit is potentially at risk of impairment in the future if there is a continued negative impact on the long-term outlook resulting from the continued effects of the COVID-19 pandemic or other factors such as a postponement of government capital spending. Total goodwill associated with this reporting unit was $7.6 million at June 30, 2021.

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the six months ended June 30, 2021 are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2021	$3,078	$4,251	$14,449	$7,730	$29,508
Currency translation	0	159	(227)	(124)	(192)
Balance at June 30, 2021	$3,078	$4,410	$14,222	$7,606	$29,316

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

A summary of the RSUs outstanding under the LTIP for the six months ended June 30, 2021 is as follows:

	Restricted Share Units
	Performance and Service Required (1)	Service Required	Total Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2021	183,777	15,786	199,563	$60.33
Granted	51,308	12,285	63,593	71.84
Vested	(56,973)	0	(56,973)	73.86
Forfeited	0	0	0	0.00
Nonvested as of June 30, 2021	178,112	28,071	206,183	$60.49

(1)	Nonvested, performance-based RSUs are reflected above at the maximum performance achievement level with the exception of the 2021 grant, which is currently recorded at its target rate.

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Compensation expense related to the time-based RSUs for three and six-month periods ended June 30, 2021 was $.1 million and $.3 million, respectively.  Compensation expense related to the time-based RSUs for both three and six-month periods ended June 30, 2020 was $.1 million and $.2 million, respectively.  As of June 30, 2021, there was $1.1 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 2.1 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in either operating or pre-tax income and sales growth over a requisite performance period.  Depending on the extent to which the performance criterions are satisfied under the LTIP and the Incentive Plan, the participants are eligible to earn common shares over the vesting period.  Performance-based compensation expense for the three and six-month periods ended June 30, 2021 was $.8 million and $1.5 million, respectively. Performance-based compensation expense for the three and six-month periods ended June 30, 2020 was $.5 million and $1.3 million, respectively.  As of June 30, 2021, the remaining compensation expense of $4.0 million for outstanding performance-based RSUs is expected to be recognized over the weighted-average period of approximately 1.8 years.

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

There were no options granted during the six-month period ended June 30, 2021 and 25,500 granted during the six-month period ended June 30, 2020.

Stock option activity under the Company’s LTIP for six months ended June 30, 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2021	50,950	$54.81
Granted	0
Exercised	(7,000)	$47.66
Forfeited	0
Outstanding (vested and expected to vest) at June 30, 2021	43,950	$55.95	6.7	$802
Exercisable at June 30, 2021	27,450	$58.91	5.5	$420

There were 7,000 stock option exercises during the six-month period ended June 30, 2021 and no stock option shares were exercised during the six-month period ended June 30, 2020.

For the three and six-month periods ended June 30, 2021, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million and $.1 million, respectively. For the each of three and six-month periods ended June 30, 2020, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million. The total compensation cost related to nonvested awards not yet recognized at June 30, 2021 is expected to be $.2 million over a weighted-average period of approximately 1.7 years.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s common shares held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of June 30, 2021, 262,181 shares have been deferred and are being held in the rabbi trust.

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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, on the Company’s Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020:

Description	Balance as of June 30, 2021	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$295	$0	$295	$0
Total Assets	$295	$0	$295	$0

Liabilities:
Supplemental profit sharing plan	$7,330	$0	$7,330	$0
Foreign currency forward contracts	155	0	155	0
Total Liabilities	$7,485	$0	$7,485	$0

Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$359	$0	$359	$0
Total Assets	$359	$0	$359	$0

Liabilities:
Supplemental profit sharing plan	$7,143	$0	$7,143	$0
Foreign currency forward contracts	56	0	56	0
Total Liabilities	$7,199	$0	$7,199	$0

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates when foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions.  These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other operating expense - net” on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three and six-month periods ended June 30, 2021, the Company recognized net losses of $1.3 million and $.9 million, respectively, on foreign currency forward contracts. For the three and six-month periods ended June 30, 2020, the Company recognized a net loss of $.3 million and a net gain of $.9 million, respectively, on foreign currency forward contracts.

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives and directors. The liability for this unfunded Supplemental Profit Sharing Plan was $7.3 million and $7.1 million at June 30, 2021 and December 31, 2020, respectively.  These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily include mutual funds.  The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

NOTE K – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued Accounting Standards Update ("ASU" No. 2020-04), Reference Rate Reform (“Topic 848”). Certain amendments were provided for in ASU No. 2021-01, Reference Rate Reform (Topic 848) Scope, which was issued in January 2021. ASU 2020-04 provides temporary optional guidance to ease the financial reporting burden associated with the expected market transition from the London Inter-Bank Offer Rate ("LIBOR") to alternative reference rates. This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. The Company is currently assessing which of its various contracts will require an update for a new reference rate and will determine the timing for implementation of this guidance after completing that analysis.

On January 1, 2021, the Company adopted Account Standards Update (ASU) 2019-12, Income Taxes (ASC 740) – Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of ASU 2019-12 did not result in any material adjustments

NOTE L – NEW ACCOUNTING STANDARDS TO BE ADOPTED

The Company considers the applicability and impact of all ASUs.  Recently issued ASUs that are not considered were assessed and determined to be not applicable in the current reporting period.

NOTE M – SEGMENT INFORMATION

The following tables present a summary of the Company’s reportable segments for the three and six months ended June 30, 2021 and 2020. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net sales
PLP-USA	$62,087	$53,966	$118,316	$100,567
The Americas	18,625	17,486	36,146	34,727
EMEA	27,352	21,048	50,834	41,408
Asia-Pacific	24,974	25,129	45,295	43,779
Total net sales	$133,038	$117,629	$250,591	$220,481
Intersegment sales
PLP-USA	$3,779	$2,129	$6,164	$5,001
The Americas	2,556	2,813	4,622	4,677
EMEA	1,421	1,156	1,932	1,622
Asia-Pacific	4,812	3,910	8,465	6,004
Total intersegment sales	$12,568	$10,008	$21,183	$17,304
Income taxes
PLP-USA	$2,481	$2,025	$4,859	$2,871
The Americas	659	812	1,268	1,445
EMEA	409	445	854	531
Asia-Pacific	137	115	82	1
Total income taxes	$3,686	$3,397	$7,063	$4,848
Net income attributable to Preformed Line Products Company shareholders
PLP-USA	$6,319	$6,135	$11,895	$9,686
The Americas	1,962	1,695	3,153	2,690
EMEA	1,043	2,247	2,239	2,583
Asia-Pacific	(455)	404	(1,239)	(780)
Total net income attributable to Preformed Line Products Company shareholders	$8,869	$10,481	$16,048	$14,179

	June 30, 2021	December 31, 2020
Assets
PLP-USA	$163,557	$137,689
The Americas	77,422	75,438
EMEA	106,629	106,922
Asia-Pacific	135,801	141,038
Total identifiable assets	$483,409	$461,087

NOTE N – INCOME TAXES

The Company’s effective tax rate was 29% and 24% for the three-month periods ended June 30, 2021 and 2020, respectively, and 31% and 26% for the six months ended June 30, 2021 and 2020, respectively.  The higher effective tax rate for the three and six months ended June 30, 2021 and 2020 compared to the U.S. federal statutory rate of 21% was primarily due to an increase in U.S. permanent items primarily related to limitations on the deductibility of executive compensation, plus adjustments due to foreign income and an increase in earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.  The effective tax rate increase for the second quarter of 2021 compared to the second quarter of 2020 is primarily due to a greater increase in pre-tax earnings along with the permanent items having a less significant change in the second quarter of 2021 compared to the second quarter of 2020.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  No significant changes to the valuation allowances were reflected for the periods ended June 30, 2021 or December 31, 2020.

There were no significant changes to any of the balances of unrecognized tax benefits on for the six months ended June 30, 2021 or the year ended December 31, 2020.

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

The following is a rollforward of the product warranty reserve:

	Six Months Ended June 30
	2021	2020
Beginning of period balance	$1,282	$1,309
Additions charged to income	1,325	48
Warranty usage	(244)	(28)
Currency translation	0	(87)
End of period balance	$2,363	$1,242

NOTE P – DEBT ARRANGEMENTS

On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million to fund the purchase of a corporate aircraft.  In September 2020, the Company made a deposit of $6.8 million toward the purchase of the aircraft which was subsequently refunded in January 2021 and the full amount of the $20.5 million purchase price was drawn on the loan.  The aircraft replaces the Company’s previously owned aircraft, which was sold in December 2020.  The proceeds of the sale were used to pay off the debt associated with the previously-owned aircraft.  The term of the new loan is 120 months at a fixed interest rate of 2.744%.  The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date.  Of the $19.8 million outstanding on this debt facility at June 30, 2021, $2.1 million was classified as current.  The loan is secured by the aircraft.

On April 17, 2020, the Company extended the term on its $65 million credit facility from June 30, 2021 to June 30, 2024 and added its Austrian subsidiary as a borrower on the facility.  All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the LIBOR spread becomes 1.500%.  At June 30, 2021, the U.S. borrowed $5.9 million on the facility with a term expiring June 30, 2024.

.At June 30, 2021, the Company’s Polish subsidiary had borrowed $6.6 million U.S. dollars at a rate of 1.125% plus the Warsaw Interbank Offer Rate with a term expiring June 30, 2024.  At June 30, 2021, the Company’s Australian subsidiary had borrowed $3.7 million U.S. dollars, also with a term expiring June 30, 2024.  At June 30, 2021, the Company’s Austrian subsidiary had borrowed $.6 million U.S. dollars with a term expiring June 30, 2024.  At June 30, 2021, the interest rates on the U.S., Polish, Australian and Austrian line of credit agreement were 1.236%, 1.305%, 1.150% and 1.216%, respectively.  Under the credit facility, at June 30, 2021, the Company had utilized $16.8 million with $45.2 million available under the line of credit, net of long-term outstanding letters of credit of $.1 million.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability. At June 30, 2021, the Company was in compliance with these covenants.

On April 25, 2019, the Company borrowed $8.0 million U.S. dollars on behalf of its Indonesian subsidiary at a rate of 3.501% with a term expiring on April 30, 2024.  At June 30, 2021, $6.3 million was outstanding on this debt facility, of which $.8 million is classified as current.

On August 14, 2019, the Company’s New Zealand subsidiary borrowed $5.3 million U.S. dollars at a rate of 3.900% with a term expiring on August 26, 2021.  At June 30, 2021, $3.8 million was outstanding on this facility, all of which is classified as current and has an interest rate of 3.150%.  This loan is secured by the Company’s New Zealand subsidiary’s land and building.

For the periods ended June 30, 2021 and December 31, 2020, the Company’s Asia-Pacific segment had $.3 million and $.6 million, respectively, in restricted cash used to secure bank debt.  The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash and cash equivalents.

NOTE Q – LEASES

The Company regularly enters into leases in the normal course of business.  As of June 30, 2021, the leases in effect were related to land, buildings, vehicles, office equipment and other production equipment under operating leases with lease terms of up to 99 years.  The Company often has the option to renew lease terms for buildings and other assets.  The exercise of lease renewal options are generally at the Company’s sole discretion.  In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion.  The Company evaluates renewal and termination options at the lease commencement date to determine if the Company is reasonably certain to exercise the option on the basis of economic factors.  The weighted average remaining lease term for the Company’s operating and financing leases as of June 30, 2021 was 17.9 and 3.0 years, respectively.

Lease expense is recognized for these leases on a straight-line basis over the lease term with variable lease payments recognized in the period those payments are incurred.  The components of operating and finance lease costs are recognized in Costs and expenses and Interest expense, respectively, on the Company’s Consolidated Statements of Income.  The Company’s operating and finance lease costs for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended
	June 30, 2021	June 30, 2020
Components of lease expense
Operating lease cost	$1,483	$1,442

Finance lease cost
Amortization of right-of-use assets	205	32
Interest on lease liabilities	16	5
Total lease cost	$1,704	$1,479

The discount rate implicit within each lease is often not determinable and, therefore, the Company establishes the discount rate based on its incremental borrowing rate.  The incremental borrowing rate for the Company’s leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral.  The weighted average discount rate used to measure the Company’s operating and finance lease liabilities as of June 30, 2021 was 4.92% and 4.14%, respectively.

Future maturities of the Company’s lease liabilities as of June 30, 2021 are as follows:

	Operating Leases	Finance Leases
2021	$1,241	$202
2022	2,342	231
2023	1,688	130
2024	988	81
2025 and thereafter	11,098	88
Total lease payments	17,357	732
Less amount of lease payment representing interest	6,047	45
Total present value of lease payments	$11,310	$687

The total minimum sublease rentals under noncancelable subleases to be received through 2023 is $2.1 million.

Supplemental cash flow information related to leases for the six-month period ended June 30, 2021 was as follows:

	June 30, 2021	June 30, 2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,440	$1,341
Operating cash flows from finance leases	16	5
Financing cash flows from finance leases	209	57

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

On June 9, 2021, the Company purchased 1,500 shares of the Company from a current employee at a price per share of $74.09, which was calculated from a 30-day average market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

On June 15, 2021, the Company purchased 10,000 shares of the Company from a current Officer at a price per share of $75.87, which was calculated from a 30-day average market price in connection with the vesting of equity awards.  The Audit Committee of the Board of Directors approved this transaction.

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

OVERVIEW

Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) was incorporated in Ohio in 1947.  We are an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries. Our primary products support, protect, connect, terminate, and secure cables and wires. We also provide solar hardware systems, mounting hardware for a variety of solar power applications, and fiber optic and copper splice closures. PLPC is respected around the world for quality, dependability and market-leading customer service. Our goal is to continue to achieve profitable growth as a leader in the research, innovation, development, manufacturing, and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets. We have 30 sales and manufacturing operations in 22 different countries.

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

The following discussion describes our results of operations for the three and six month periods ended June 30, 2021. The first quarter of 2020 saw the initial global outbreak of a novel strain of coronavirus (“COVID-19”), which in the latter part of that quarter created significant global economic disruption.  While the outbreak did not have a material impact on our results for those prior year, it created challenges for us in countries that were the earliest to be impacted by the pandemic, namely countries in our Asia-Pacific business segment.

As the virus spread, we took action to protect the health and safety of our employees while we maintained critical operations to protect our customers and suppliers.  Many of our customers are considered “essential” and remained open for business, although in a limited capacity in some cases, which slowed demand into the second and third quarter of 2020 year, most notably for specific customers in our Asia Pacific segment. Our North American plants have remained fully operational and only some of our international plants were closed temporarily.

During the quarter ended June 30, 2021, the resurgence of COVID-19 and the Delta variant has resulted in new temporary closure requirements, primarily in our Asia Pacific segment. There have been some restrictions to the supply of products since the pandemic began and, during the quarter ended June 30, 2021, we experienced significant raw material and transportation cost inflation that negatively affected our earnings.  To offset these increased costs, we announced price increases in June 2021, but due to our order backlog, these price increases had a limited effect in offsetting increased costs during the second quarter.  Continued cost inflation in these areas through the second half of 2021 may require further price adjustments going forward to maintain profit margin, and any price increases may have a negative effect on demand.

We may experience other potential price increases globally and restrictions on operations may continue or expand to other regions, however, we believe that our global supply chain currently remains strong.

Due to the continued uncertainty created by COVID-19, restrictions on our operations, the operations of our customers and the global supply chain, we are continuing to actively monitor the impact of COVID-19 on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs.  We have reduced and may continue to reduce operating expenses and could continue to experience lower variable SG&A, primarily through a decrease in travel-related expenses incurred by our associates due to travel restrictions in place.

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

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies strengthen against the U.S. dollar, our sales and costs increase as the foreign currency-denominated financial statements translate into more U.S. dollars, and, conversely, when foreign currencies weaken, our sales and costs decrease upon translation into U.S. dollars. The fluctuations of foreign currencies during the three months ended June 30, 2021 had a $6.2 million favorable effect on net sales when compared to the same period in 2020. There was a $.3 million favorable effect on net income for the three months ended June 30, 2021 as compared to the same period in 2020. On a reportable segment basis, the impact of foreign currency on net sales and net income for the three and six-month periods ended June 30, 2021 was as follows:

	Foreign Currency Translation Impact
(Thousands of dollars)	Net Sales		Net Income
	Three Months	Six Months	Three Months	Six Months

The Americas	$797	$(1,006)	$152	$104
EMEA	3,106	4,789	170	287
Asia-Pacific	2,271	4,176	(29)	(69)
Total	$6,174	$7,959	$293	$322

The operating results for the three months ended June 30, 2021 are compared to the same period in 2020. Net sales for the three months ended June 30, 2021 of $133.0 million increased $15.4 million, or 13%, compared to 2020.  As a percentage of net sales, gross profit decreased to 32.4% in 2021 from 33.6% in 2020.  Gross profit for the three-month periods ended June 30, 2021 and 2020 was $43.0 million and $39.6 million, respectively.  Excluding the favorable impact of foreign currency translation, gross profit increased $1.9 million, or 4%, compared to 2020.  Costs and expenses of $30.3 million increased $5.5 million compared to 2020 and included an unfavorable impact from currency translation of $1.5 million.  Operating income for the three months ended June 30, 2021 was $12.7 million, a decrease of $2.1 million compared to 2020. Net income for the three months ended June 30, 2021 of $8.9 million decreased $1.6 million compared to the three months ended June 30, 2020.  The effect of currency translation had favorable impacts of $.4 million and $.3 million on operating income and net income, respectively.

The operating results for the six months ended June 30, 2021 are compared to the same period in 2020. Net sales for the six months ended June 30, 2021 of $250.6 million increased $30.1 million, or 14%, compared to 2020.  As a percentage of net sales, gross profit increased to 33.2% in 2021 from 32.9% in 2020.  Gross profit for the six-month periods ended June 30, 2021 and 2020 was $83.2 million and $72.5 million, respectively.  Excluding the favorable impact of foreign currency translation, gross profit increased $8.3 million, or 11%, compared to 2020.  Costs and expenses of $59.7 million increased $6.7 million compared to 2020 and included an unfavorable impact from currency translation of $2.0 million.  Operating income for the six months ended June 30, 2021 was $23.5 million, an increase of $4.1 million compared to 2020. Net income for the six months ended June 30, 2021 of $16.1 million increased $1.9 million compared to the six months ended June 30, 2020.  The effect of currency translation had favorable impacts of $.5 million and $.3 million on operating income and net income, respectively.

The following table reflects the impact of foreign currency fluctuations on operating income for the three and six-month periods ended June 30, 2021 and 2020:

	Foreign Currency Impact
	Three Months Ended June 30		Six Months Ended June 30
(Thousands of dollars)	2021	2020	2021	2020
Operating income	$12,738	$14,807	$23,506	$19,451
Translation gain	(429)	0	(469)	0
Transaction (gain) loss	(441)	(400)	173	1,392
Net loss (gain) on forward currency contracts	1,266	221	938	(904)
Operating income excluding currency impact	$13,134	$14,628	$24,148	$19,939

Despite the constant changes in the current global economy, and aside from the uncertainty created by the COVID-19 outbreak, we believe our business fundamentals and our financial position are sound and that we are strategically well-positioned. We remain focused on assessing our business structure, global facilities and overall capacity in conjunction with the requirements of local manufacturing in the markets that we serve. The growth in PLP-USA net sales will require additional investment to be made within our PLP-USA facilities, both in the form of operational capacity as well as increased warehouse space. These investments in our U.S. operations will allow us to further enhance the service we provide to our U.S. customers beginning in the quarter ended December 31, 2022. If necessary, we will modify redundant processes and further utilize our global manufacturing network to manage costs, increase sales volumes and deliver value to our customers. We have continued to invest in the business to expand into new markets for the Company, improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 20.9% and have the continued ability borrow needed funds at a competitive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THREE MONTHS ENDED JUNE 30, 2020

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended June 30, 2021 and 2020. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended June 30
(Thousands of dollars)	2021		2020		Change
Net sales	$133,038	100.0%	$117,629	100.0%	$15,409
Cost of products sold	89,999	67.6	78,063	66.4	11,936
GROSS PROFIT	43,039	32.4	39,566	33.6	3,473
Costs and expenses	30,301	22.8	24,759	21.0	5,542
OPERATING INCOME	12,738	9.6	14,807	12.6	(2,069)
Other expense, net	(161)	(0.1)	(922)	(0.8)	761
INCOME BEFORE INCOME TAXES	12,577	9.5	13,885	11.8	(1,308)
Income tax expense	3,686	2.8	3,397	2.9	289
NET INCOME	8,891	6.7	10,488	8.9	(1,597)
Net adjustment attributable to noncontrolling interests	(22)	(0.0)	(7)	(0.0)	(15)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$8,869	6.7%	$10,481	8.9%	$(1,612)

Net sales. Net sales were $133.0 million for the three months ended June 30, 2021, an increase of $15.4 million, or 13%, from the three months ended June 30, 2020.  Excluding the favorable effect of currency translation, net sales for the three months ended June 30, 2021 increased $9.2 million compared to the same period in 2020, or 8%, as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2021	2020	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$62,087	$53,966	$8,121	$0	$8,121	15%
The Americas	18,625	17,486	1,139	797	342	2
EMEA	27,352	21,048	6,304	3,106	3,198	15
Asia-Pacific	24,974	25,129	(155)	2,271	(2,426)	(10)
Consolidated	$133,038	$117,629	$15,409	$6,174	$9,235	8%

The year-over-year increase in PLP-USA net sales of $8.1 million, or 15%, was primarily due to a volume increase in communication product sales. International net sales for the three months ended June 30, 2021 experienced a favorable impact of $6.2 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation.  The Americas net sales of $18.6 million increased $.3 million, or 2%, primarily due to a volume increase in communication product sales. EMEA net sales of $27.4 million increased $3.2 million, or 15%, primarily due to a volume increase in communication product sales within the region.  Asia-Pacific net sales of $25.0 million decreased $2.4 million, or 10%, compared to 2020 primarily due to a volume decrease in energy products, and partially resulting from the continuing effects of the disruption to the global economy caused by the COVID-19 pandemic.

Gross profit. Gross profit was $43.0 million and $39.6 million for the three-month periods ended June 30, 2021 and 2020, respectively.  Excluding the favorable effect of currency translation, gross profit increased $1.6 million, or 4%, as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2021	2020	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$22,826	$20,370	$2,456	$0	$2,456	12%
The Americas	5,892	5,876	16	327	(311)	(5)
EMEA	8,325	7,641	684	988	(304)	(4)
Asia-Pacific	5,996	5,679	317	585	(268)	(5)
Consolidated	$43,039	$39,566	$3,473	$1,900	$1,573	4%

PLP-USA gross profit of $22.8 million increased $2.5 million compared to the same period in 2020 mainly as a result of increased sales volume of $8.1 million combined with a product sales mix shift to higher margin product and continued cost containment within  labor and manufacturing expense, offsetting the negative impact of rising commodity prices and inflation.  International gross profit for the three months ended June 30, 2021 was favorably impacted by $1.9 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit decrease of $.3 million was primarily the result of relatively flat year-over-year sales in the region combined with an unfavorable shift in sales product mix.  Despite an increase in sales of $3.2 million, EMEA’s gross profit decreased $.3 million, mainly due to margin pressure associated with rising commodity prices and inflation. Asia-Pacific’s gross profit decrease was the result of a year-over-year reduction in sales of $2.4 million combined with commodity price increases, partially mitigated by ongoing cost containment initiatives to mitigate the continued effects of the COVID-19 pandemic.

Costs and expenses. Costs and expenses of $30.3 million for the three months ended June 30, 2021 increased $5.5 million, or 22%.  Excluding the unfavorable effect of currency translation, costs and expenses increased $4.1 million, or 16%, as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2021	2020	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$14,011	$11,617	$2,394	$0	$2,394	21%
The Americas	3,324	3,182	142	121	21	1
EMEA	6,784	4,956	1,828	749	1,079	22
Asia-Pacific	6,182	5,004	1,178	602	576	12
Consolidated	$30,301	$24,759	$5,542	$1,472	$4,070	16%

PLP-USA costs and expenses of $14.0 million for the three months ended June 30, 2021 increased when compared to the same period in 2020 due to $1.4 million in net transactional foreign currency losses, increased commissions of $.5 million, higher personnel-related costs of $.4 million combined with net increases in various expenses of $.1 million.  On a consolidated basis, costs and expenses for the three months ended June 30, 2021 were unfavorably impacted by $1.5 million when local currencies were translated to U.S. dollars.  The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $3.3 million were relatively flat when compared to the three-month period ended June 30, 2021.  EMEA costs and expenses of $6.8 million increased $1.1 million mainly due to higher personnel-related expenses of $.5 million, $.3 million in net transactional foreign currency losses and $.2 million of increased professional fees and a net increase in various expenses of $.1 million. Asia-Pacific costs and expenses of $6.2 million increased $.6 million primarily due to unfavorable year-over-year net transactional foreign currency losses of $.4 million combined with higher personnel costs of $.2 million.

Other expense, net. Other expense, net for the three-month periods ended June 30, 2021 and 2020 was $.2 million and $.9 million, respectively.

Income taxes. Income taxes for the three months ending June 30, 2021 and 2020 were $ 3.7 million and $3.4 million, respectively, based on pre-tax income of $12.6 million and $13.9 million, respectively. The effective tax rates for the three-month periods ending June 30, 2021 and 2020 were 29% and 25%, respectively, compared to the U.S. federal statutory rate of 21%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions.  It is also affected by discrete items that may occur in any given year but are not consistent from year to year.

Net income. As a result of the preceding items, net income for the three months ended June 30, 2021 was $8.9 million, compared to $10.5 million for the three months ended June 30, 2020, a decrease of $1.6 million as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2021	2020	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$6,319	$6,135	$184	$0	$184	3%
The Americas	1,962	1,695	267	152	115	7
EMEA	1,043	2,247	(1,204)	170	(1,374)	(61)
Asia-Pacific	(455)	404	(859)	(29)	(830)	(205)
Consolidated	$8,869	$10,481	$(1,612)	$293	$(1,905)	(18)%

PLP-USA’s net income for the three months ended June 30, 2021 increased $.2 million compared to the same period in 2020, primarily due to an increase in operating income of $.2 million combined with an increase in net other income of $.5 million, partially offset by an increase in income tax expense of $.5 million.  The following discussion of net income excludes the effect of currency translation.  The Americas net income increased $.1 million as a result of a decrease in income tax expense of $.2 million, partially offset by a combined net decrease in operating income and net other income of $.1 million. EMEA net income decreased $1.4 million mainly as a result of a $1.4 million decrease in operating income. Asia-Pacific net income decreased $.8 largely due to a $.8 million decrease in operating income.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO SIX MONTHS ENDED JUNE 30, 2020

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the six months ended June 30, 2021 and 2020. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended June 30
(Thousands of dollars)	2021		2020		Change
Net sales	$250,591	100.0%	$220,481	100.0%	$30,110
Cost of products sold	167,360	66.8	148,005	67.1	19,355
GROSS PROFIT	83,231	33.2	72,476	32.9	10,755
Costs and expenses	59,725	23.8	53,025	24.0	6,700
OPERATING INCOME	23,506	9.4	19,451	8.8	4,055
Other expense, net	(375)	(0.1)	(462)	(0.2)	87
INCOME BEFORE INCOME TAXES	23,131	9.2	18,989	8.6	4,142
Income tax expense	7,063	2.8	4,848	2.2	2,215
NET INCOME	$16,068	6.4	$14,141	6.4	$1,927
Net loss attributable to noncontrolling interests	(20)	(0.0)	38	0.0	(58)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$16,048	6.4%	$14,179	6.4%	$1,869

Net sales. Net sales were $250.6 million for the six months ended June 30, 2021, an increase of $30.1 million, or 14%, from the six months ended June 30, 2020.  Excluding the favorable effect of currency translation, net sales for the six months ended June 30, 2021 increased $22.2 million compared to the same period in 2020, or 10%, as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2021	2020	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$118,316	$100,567	$17,749	$0	17,749	18%
The Americas	36,146	34,727	1,419	(1,006)	2,425	7
EMEA	50,834	41,408	9,426	4,789	4,637	11
Asia-Pacific	45,295	43,779	1,516	4,176	(2,660)	(6)
Consolidated	$250,591	$220,481	$30,110	$7,959	$22,151	10%

The year-over-year increase in PLP-USA net sales of $17.7 million, or 18%, was primarily due to a volume increase in communication product sales. International net sales for the six months ended June 30, 2021 experienced a favorable impact of $8.0 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the net effect of currency translation.  The Americas net sales of $36.1 million increased $2.4 million, or 7%, primarily due to a volume increase in communication product sales. EMEA net sales of $50.8 million increased $4.6 million, or 11%, primarily due to a volume increase in communication product sales within the region.  Asia-Pacific net sales of $45.3 million decreased $2.7 million, or 6%, compared to 2020 primarily due to a volume decrease in energy products, partially resulting from the continuing effects of the disruption to the global economy caused by the COVID-19 pandemic.

Gross profit. Gross profit was $83.2 million and $72.5 million for the six-month periods ended June 30, 2021 and 2020, respectively.  Excluding the favorable effect of currency translation, gross profit increased $8.3 million, or 11%, as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2021	2020	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$43,904	$37,767	$6,137	$0	$6,137	16%
The Americas	11,435	11,121	314	(182)	496	4
EMEA	16,459	13,600	2,859	1,581	1,278	9
Asia-Pacific	11,433	9,988	1,445	1,102	343	3
Consolidated	$83,231	$72,476	$10,755	$2,501	$8,254	11%

PLP-USA gross profit of $43.9 million increased $6.1 million compared to the same period in 2020 as a result of increased sales volume of $17.7 million combined with a product sales mix shift to higher margin product and continued cost containment within labor and manufacturing expense, partially offset by commodity price increases and inflation.  International gross profit for the six months ended June 30, 2021 was favorably impacted by $2.5 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $.5 million was primarily the result of a $2.4 million increase in sales combined with a product margin improvement in the region due to sales product mix.  EMEA’s gross profit increased $1.3 million, mainly as a result an increase in sales of $4.6 million and a shift to higher sales volume in higher margin communication products. Despite a reduction in sales, Asia-Pacific’s gross profit increased $.3 million, partially as a result of continued cost containment measures to mitigate the ongoing effects of the COVID-19.

Costs and expenses. Costs and expenses of $59.7 million for the six months ended June 30, 2021 increased $6.7 million, or 13%.  Excluding the unfavorable effect of currency translation, costs and expenses increased $4.7 million, or 9%, as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2021	2020	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$27,143	$25,321	$1,822	$0	$1,822	7%
The Americas	7,045	6,712	333	(307)	640	10
EMEA	13,249	10,556	2,693	1,188	1,505	14
Asia-Pacific	12,288	10,436	1,852	1,151	701	7
Consolidated	$59,725	$53,025	$6,700	$2,032	$4,668	9%

PLP-USA costs and expenses of $27.1 million for the six months ended June 30, 2021 increased $1.8 million when compared to the same period in 2020 mainly due to $1.2 of net unfavorable transactional foreign currency losses and increased personnel costs of $.6 million.  On a consolidated basis, costs and expenses for the six months ended June 30, 2021 were unfavorably impacted by $2.0 million when local currencies were translated to U.S. dollars.  The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $7.0 million increased $.6 million for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to higher personnel-related expense.  EMEA costs and expenses of $13.2 million increased $1.5 million mainly due to higher personnel-related expenses of $1.0 million, and $.3 million increase in professional fees combined with $.2 million of net increases in various expenses.  Asia-Pacific costs and expenses of $12.3 million increased $.7 million primarily due to an increase in personnel-related expense.

Other expense, net. Other expense, net for the six-month periods ended June 30, 2021 and 2020 was $.4 million and $.5 million, respectively

Income taxes. Income taxes for the six months ended June 30, 2021 and 2020 were $7.0 million and $4.8 million, respectively, based on pre-tax income of $23.1 million and $19.0 million, respectively. The effective tax rate for the six months ended June 30, 2021 and 2020 was 31% and 26%, respectively, compared to the U.S. federal statutory rate of 21%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions.  It is also affected by discrete items that may occur in any given year but are not consistent from year to year.

On January 1, 2021, the Company adopted Account Standards Update (ASU) 2019-12, Income Taxes (ASC 740) – Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of ASU 2019-12 did not result in any material adjustments.

Net income. As a result of the preceding items, net income for the six months ended June 30, 2021 was $16.0 million, compared to $14.2 million for the six months ended June 30, 2020, an increase of $1.9 million as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2021	2020	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$11,895	$9,686	$2,209	$0	$2,209	23%
The Americas	3,153	2,690	463	104	359	13
EMEA	2,239	2,583	(344)	287	(631)	(24)
Asia-Pacific	(1,239)	(780)	(459)	(69)	(390)	(50)
Consolidated	$16,048	$14,179	$1,869	$322	$1,547	11%

PLP-USA’s net income for the six months ended June 30, 2021 increased $2.2 million compared to the same period in 2020, primarily due to an increase in operating income of $4.3 million, partially offset by an increase in other expense, net of $.1 million combined with an increase in income tax expense of $2.0 million.  The following discussion of net income excludes the effect of currency translation.  The Americas net income increased $.4 million, mainly as a result of decreased income tax expense of $.2 million combined with a decrease in other expense, net of $.3 million, partially offset by a decrease in operating income of $.1 million.  EMEA net income decreased $.6 million as a result of a $.2 million decrease in operating income and a $.2 million increase in other operating expense, net, of $.2 million combined with a $.2 million year-over-year increase in income tax expense. Asia-Pacific net income decreased $.4 million largely due to a $.4 million decrease in operating expense.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first six months of 2021, we used cash of $7.3 million for capital expenditures. We ended the first six months of 2021 with $33.5 million of cash, cash equivalents and restricted cash (collectively, “Cash”). Our Cash is held in various locations throughout the world. At June 30, 2021, the majority of our Cash was held outside the United States (“U.S.”). We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future operating cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt, including notes payable, at June 30, 2021 was $63.4 million.  At June 30, 2021, our unused availability under our line of credit was $45.2 million and our bank debt to equity percentage was 20.9%.  On April 17, 2020, we further extended the term on the line of credit to June 30, 2024. All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless our funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the LIBOR spread becomes 1.500%.  The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and funded debt-to-earnings before interest, taxes, depreciation and amortization along with an interest coverage ratio. The net worth and profitability requirements are calculated based on the line of credit agreement. At June 30, 2021 and December 31, 2020, we were in compliance with these covenants.

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

Sources and Uses of Cash

Cash decreased $3.1 million compared to the same period in 2020.  Net Cash provided by operating activities was $14.1 million. The most significant net investing and financing uses of Cash in the six months ended June 30, 2021 were payments of long-term debt of $53.0 million, capital expenditures of $7.3 million, share repurchases of $4.7 million and dividends paid of $2.1 million, partially offset by net debt and notes payable proceeds of $40.8 million. Currency had a positive $.3 million impact on Cash when translating foreign denominated financial statements to U.S. dollars.

Net Cash provided from operating activities for the six months ended June 30, 2021 was $14.1 million compared to $9.2 million in the comparable prior year six-month period. The $4.9 million improvement was primarily a result of an increase in net income of $1.9 million, an increase in cash provided by non-cash items of $2.4 million and an increase in Cash provided by operating assets (net of operating liabilities) of $.5 million which included the $6.5 million deposit on the new corporate aircraft that was paid in the fourth quarter of 2020 and fully refunded in 2021, partially offset by increases in working capital aligned with favorable year-over-year sales.

Net Cash used in investing activities of $7.3 million for the six months ended June 30, 2021 decreased $4.5 million when compared to Cash used in investing activities in the six months ended June 30, 2020 of $11.8 million. The change was primarily related to a year-over-year decrease in capital expenditures.

Cash used in financing activities for the six months ended June 30, 2021 was $18.7 million compared to Cash provided by financing activities of $.7 million during the six months ended June 30, 2020. The $19.4 million change was primarily the result of a net decrease in net debt borrowings, net of payments in 2021 compared to 2020 of $21.8 million, partially offset by a decrease in net share repurchases and issuances of $2.3 million.

We have commitments under operating leases, primarily for office and manufacturing space, transportation equipment, office and computer equipment and capital leases primarily for equipment.  See Note Q of the Notes to the Consolidated Financial Statements for more information.

As of June 30, 2021, the Company had total outstanding guarantees of $7.5 million.  Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order.  As of June 30, 2021, the Company had total outstanding letters of credit of $4.5 million.

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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%.  As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar.  Revenue from operations in Argentina represented less than 1% of total consolidated net sales for both six-month periods ended June 30, 2021 and 2020.

As of June 30, 2021, the Company had $.2 million in net foreign currency forward exchange contracts outstanding.  The Company does not hold derivatives for trading purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $5.0 million and a $.6 million favorable/unfavorable impact on income before at June 30, 2021.

The Company is exposed to market risk, including changes in interest rates and foreign exchange rates since we conduct business in a variety of foreign currencies. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of long-term borrowings, which includes the current portion, of $48.8 million at June 30, 2021. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.6 million for the six months ended June 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) of the Securities and Exchange Act of 1934, as amended, during the three-month period ended June 30, 2021 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Although the outcomes of these matters are not predictable with certainty, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the event the Company determines that a loss is not probable, but is reasonably possible, and the likelihood to develop what the Company believes to be a reasonable range of potential loss exists, the Company will include disclosure related to such matters.  To the extent that there is a reasonable possibility the losses could exceed amounts already accrued, the Company will adjust the accrual in the period in which the determination is made, disclose an estimate of the additional loss or range of loss and if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.  As of June 30, 2021 and December 31, 2020, the Company has accrued approximately $2.2 million, representing its best estimate for losses to be incurred on a variety of global legal matters.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 16, 2020, the Board of Directors authorized a plan to repurchase up to an additional 235,625 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three-month period ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April	0	$0.00	158,036	91,964
May	1,000	70.30	159,036	90,964
June	12,800	76.21	171,836	78,164
Total	13,800

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

July 30, 2021	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

July 30, 2021	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(Principal Accounting Officer)