Form 10-Q
period 2021-09-30
PREFORMED LINE PRODUCTS CO
filed 2021-10-29
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of common shares outstanding as of October 25, 2021: 4,899,945.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $2.00 per share	PLPC	NASDAQ

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$38,326	$45,175
Accounts receivable, less allowances of $3,758 ($3,464 in 2020)	108,034	92,686
Inventories - net	108,603	97,537
Prepaid tax expense	2,754	2,371
Other prepaid expenses	10,296	15,289
Other current assets	3,390	3,256
TOTAL CURRENT ASSETS	271,403	256,314
Property, plant and equipment - net	148,097	125,965
Operating lease, right-of-use assets	12,872	13,139
Goodwill	28,695	29,508
Other intangible assets - net	12,939	14,443
Deferred income taxes	8,948	10,863
Other assets	10,639	10,855
TOTAL ASSETS	$493,593	$461,087
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$38,501	$31,646
Notes payable to banks	17,697	17,428
Operating lease liabilities, current	2,100	2,240
Current portion of long-term debt	3,114	5,216
Accrued compensation	21,933	14,736
Accrued expenses and other liabilities	22,055	17,508
Accrued profit-sharing and other benefits	6,871	8,252
Dividends payable	1,261	1,292
Income taxes payable	824	5,456
TOTAL CURRENT LIABILITIES	114,356	103,774
Long-term debt, less current portion	42,424	33,333
Pension obligation	4,923	5,826
Operating lease liabilities, non-current	8,654	8,743
Deferred income taxes	2,687	2,921
Other noncurrent liabilities	11,753	14,421
SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 4,899,945 and 4,902,233 issued and outstanding, at September 30, 2021 and December 31, 2020, respectively	13,171	13,028
Common shares issued to rabbi trust, 243,138 and 265,508 shares at September 30, 2021 and December 31, 2020, respectively	(10,102)	(10,940)
Deferred compensation liability	10,102	10,940
Paid-in capital	46,956	43,134
Retained earnings	402,720	379,035
Treasury shares, at cost, 1,685,387 and 1,611,927 shares at September 30, 2021 and December 31, 2020, respectively	(93,836)	(88,568)
Accumulated other comprehensive loss	(60,221)	(54,551)
TOTAL PREFORMED LINE PRODUCTS, COMPANY SHAREHOLDERS’ EQUITY	308,790	292,078
Noncontrolling interest	6	(9)
TOTAL SHAREHOLDERS’ EQUITY	308,796	292,069
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$493,593	$461,087

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
(Amounts in thousands of dollars, except earnings per share data)
Net sales	$135,380	$127,463	$385,971	$347,944
Cost of products sold	92,217	82,549	259,577	230,554
GROSS PROFIT	43,163	44,914	126,394	117,390
Costs and expenses
Selling	10,142	8,884	29,842	26,228
General and administrative	14,741	14,037	42,905	39,903
Research and engineering	4,861	4,541	14,235	12,950
Other operating expense - net	341	562	2,828	1,969
	30,085	28,024	89,810	81,050
OPERATING INCOME	13,078	16,890	36,584	36,340
Other income (expense)
Interest income	30	36	77	226
Interest expense	(559)	(504)	(1,479)	(1,932)
Other income - net	1,251	998	1,749	1,775
	722	530	347	69
INCOME BEFORE INCOME TAXES	13,800	17,420	36,931	36,409
Income tax expense	3,097	4,458	10,161	9,306
NET INCOME	$10,703	$12,962	$26,770	$27,103
Net loss (gain) attributable to noncontrolling interests	5	(8)	(15)	30
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$10,708	$12,954	$26,755	$27,133
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,900	4,917	4,909	4,963
Diluted	4,975	5,011	4,950	4,998
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$2.19	$2.63	$5.45	$5.47
Diluted	$2.15	$2.59	$5.40	$5.43

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
(Thousands of dollars)
Net income	$10,703	$12,962	$26,770	$27,103
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(5,504)	2,949	(6,022)	(8,460)
Recognized net actuarial gain (net of tax provision of $39 and $23 for the three months ended September 30, 2021 and 2020, respectively). Recognized net actuarial gain (net of tax provision of $109 and $84 for the nine months ended September 30, 2021 and 2020).	125	75	352	264
Other comprehensive (loss) gain, net of tax	(5,379)	3,024	(5,670)	(8,196)
Comprehensive loss (gain) attributable to noncontrolling interests	5	(8)	(15)	30

Comprehensive income attributable to Preformed Line Products Company shareholders	$5,329	$15,978	$21,085	$18,937

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
	2021	2020
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$26,770	$27,103
Adjustments to net cash provided by (used in) operations:
Depreciation and amortization	10,555	10,080
Provision for accounts receivable allowances	1,948	1,374
Provision for inventory reserves	572	1,718
Deferred income taxes	687	1,064
Share-based compensation expense	3,291	3,046
(Loss) gain on sale of property and equipment	(42)	15
Other - net	318	(9)
Changes in operating assets and liabilities
Accounts receivable	(19,482)	(17,620)
Inventories	(14,702)	(27)
Prepaid expenses	3,981	(3,265)
Trade accounts payable and accrued liabilities	15,584	9,555
Accrued income and other taxes	(4,605)	864
Contributions to company pension plan	0	(330)
Other - net	(789)	(11)
NET CASH PROVIDED BY OPERATING ACTIVITIES	24,086	33,557
INVESTING ACTIVITIES (1)
Capital expenditures	(12,605)	(24,219)
Proceeds from the sale of property and equipment	32	0
NET CASH USED IN INVESTING ACTIVITIES	(12,573)	(24,219)
FINANCING ACTIVITIES(1)
Increase in notes payable to banks	1,510	8,642
Proceeds from long-term debt	68,975	68,789
Payments of long-term debt	(81,630)	(72,693)
Dividends paid	(3,094)	(3,188)
Proceeds from issuance of common shares	394	174
Purchase of common shares for treasury	(176)	(5,832)
Purchase of common shares for treasury from related parties	(5,091)	(2,378)
NET CASH USED IN FINANCING ACTIVITIES	(19,112)	(6,486)
Effects of exchange rate changes on cash and cash equivalents	750	(867)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,849)	1,985
Cash, cash equivalents and restricted cash at beginning of year	45,175	39,263
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$38,326	$41,248

(1) Non-cash investing and financing activities: The Company purchased a new corporate aircraft during the nine-month period ended September 30, 2021 with a term loan in the principal amount of $20.5 million. For further information regarding this transaction, refer to Note P, “Debt Arrangements.”

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2021.

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

Disaggregated revenue

The Company’s revenues by segment and product type are as follows:

	Three Months Ended September 30, 2021
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	59%	64%	52%	70%	60%
Communications	36	33	42	3	31
Special Industries	5	3	6	27	9
Total	100%	100%	100%	100%	100%

	Three Months Ended September 30, 2020
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	60%	80%	59%	60%	63%
Communications	34	16	35	4	25
Special Industries	6	4	6	36	12
Total	100%	100%	100%	100%	100%

	Nine Months Ended September 30, 2021
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	59%	68%	54%	70%	61%
Communications	36	28	40	3	30
Special Industries	5	4	6	27	9
Total	100%	100%	100%	100%	100%

	Nine Months Ended September 30, 2020
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	63%	78%	58%	69%	66%
Communications	31	17	35	4	24
Special Industries	6	5	7	27	10
Total	100%	100%	100%	100%	100%

Credit losses for receivables

The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make required payments. The Company uses a current expected credit loss model in order to immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments, mainly trade receivables. Additionally, the allowance is based upon identified delinquent accounts, customer payment patterns and other analyses of historical data trends. Receivable balances are written off against an allowance for credit losses after a final determination has been made.

Accounts receivable are net of an allowance for credit losses of $3,758 and $3,464 at September 30, 2021 and December 31, 2020, respectively. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.

NOTE C – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	September 30, 2021	December 31, 2020
Raw materials	$67,033	$53,947
Work-in-process	9,692	9,272
Finished Goods	39,934	38,801
	116,659	102,020
Excess of current cost over LIFO cost	(8,056)	(4,483)
Net Inventory	$108,603	$97,537

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $34.5 million at September 30, 2021 and $32.0 million at December 31, 2020. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three and nine months ended September 30, 2021, the net change in LIFO inventories resulted in expense of $1.8 million and $3.6 million, respectively, to Income before income taxes. During the three and nine months ended September 30, 2020, the net change in LIFO inventories resulted $.1 million of income and $.1 million of expense, respectively, to Income before income taxes.

Property, plant and equipment—net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	September 30, 2021	December 31, 2020
Land and improvements	$21,253	$22,132
Buildings and improvements	99,628	97,909
Machinery, equipment and aircraft	204,904	176,377
Construction in progress	8,462	9,563
	334,247	305,981
Less accumulated depreciation	(186,150)	(180,016)
	$148,097	$125,965

Legal proceedings

The Company can be party to a variety of pending legal proceedings and claims arising in the normal course of business, including, but not limited to, litigation relating to employment, workers’ compensation, product liability, environmental and intellectual property. The Company has liability insurance to cover many of these claims.

Although the outcomes of these matters are not predictable with certainty, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the event the Company determines that a loss is not probable, but is reasonably possible, and the likelihood to develop what the Company believes to be a reasonable range of potential loss exists, the Company will include disclosure related to such matters. To the extent that there is a reasonable possibility the losses could exceed amounts already accrued, the Company will adjust the accrual in the period in which the determination is made, disclose an estimate of the additional loss or range of loss and if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of September 30, 2021 and December 31, 2020, the Company has accrued approximately $2.2 million, representing its best estimate for losses to be incurred on a variety of global legal matters.

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

NOTE D – SHAREHOLDERS EQUITY

The following table reflects the changes in shareholders equity for the nine months ended September 30, 2021 and 2020:

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)
Balance at December 31, 2020	$13,028	$(10,940)	$10,940	$43,134	$379,035	$(88,568)	$(47,847)	$(6,704)	$292,078	$(9)	$292,069
Net income (loss)					7,179				7,179	(2)	7,177
Foreign currency translation adjustment							(4,829)		(4,829)		(4,829)
Recognized net actuarial gain, net of tax provision of $35								114	114		114
Total comprehensive income									2,464	(2)	2,462
Share-based compensation				1,034	(40)				994		994
Purchase of 52,590 common shares						(3,678)			(3,678)		(3,678)
Issuance of 63,316 common shares	127			270					397		397
Common shares distributed from rabbi trust of 3,727, net		120	(120)						0		0
Cash dividends declared - $.20 per share				(116)	(990)				(1,106)		(1,106)
Balance at March 31, 2021	$13,155	$(10,820)	$10,820	$44,322	$385,184	$(92,246)	$(52,676)	$(6,590)	$291,149	$(11)	$291,138
Net income (loss)					8,869				8,869	22	8,891
Foreign currency translation adjustment							4,311		4,311		4,311
Recognized net actuarial gain, net of tax provision of $35								113	113		113
Total comprehensive income									13,293	22	13,315
Share-based compensation				893	(40)				853		853
Purchase of 13,800 common shares						(1,046)			(1,046)		(1,046)
Issuance of 7,400 common shares	15			349					364		364
Common shares issued to rabbi trust of 400, net		(30)	30						0		0
Cash dividends declared - $.20 per share					(981)				(981)		(981)
Balance at June 30, 2021	$13,170	$(10,850)	$10,850	$45,564	$393,032	$(93,292)	$(48,365)	$(6,477)	$303,632	$11	$303,643
Net income					10,708				10,708	(5)	10,703
Foreign currency translation adjustment							(5,504)		(5,504)		(5,504)
Recognized net actuarial gain, net of tax provision of $39								125	125		125
Total comprehensive income									5,329	(5)	5,324
Share-based compensation				1,364	(40)				1,324		1,324
Purchase of 7,070 common shares						(544)			(544)		(544)
Issuance of 456 common shares	1			28					29		29
Common shares distributed from rabbi trust of 19,043, net		748	(748)						0		0
Cash dividends declared - $.20 per share					(980)				(980)		(980)
Balance at September 30, 2021	$13,171	$(10,102)	$10,102	$46,956	$402,720	$(93,836)	$(53,869)	$(6,352)	$308,790	$6	$308,796

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)
Balance at December 31, 2019	$12,848	$(10,981)	$10,981	$38,854	$353,292	$(79,106)	$(51,682)	$(5,671)	$268,535	$33	$268,568
Net income (loss)					3,698				3,698	(45)	3,653
Foreign currency translation adjustment							(16,881)		(16,881)		(16,881)
Recognized net actuarial gain, net of tax provision of $31								98	98		98
Total comprehensive income									(13,085)	(45)	(13,130)
Share-based compensation				976	(43)				933		933
Purchase of 75,246 common shares						(3,980)			(3,980)		(3,980)
Issuance of 77,381 common shares	155								155		155
Common shares distributed from rabbi trust of 3,358, net		101	(101)						0		0
Cash dividends declared - $.20 per share				(83)	(963)				(1,046)		(1,046)
Balance at March 31, 2020	$13,003	$(10,880)	$10,880	$39,747	$355,984	$(83,086)	$(68,563)	$(5,573)	$251,512	$(12)	$251,500
Net income					10,481				10,481	7	10,488
Foreign currency translation adjustment							5,472		5,472		5,472
Recognized net actuarial gain, net of tax provision of $31								91	91		91
Total comprehensive income									16,044	7	16,051
Share-based compensation				612	(26)				586		586
Purchase of 29,724 common shares						(3,011)			(3,011)		(3,011)
Issuance of 525 common shares				26					26		26
Common shares distributed from rabbi trust of 525, net		(30)	30						0		0
Cash dividends declared - $.20 per share					(996)				(996)		(996)
Balance at June 30, 2020	$13,003	$(10,910)	$10,910	$40,385	$365,443	$(86,097)	$(63,091)	$(5,482)	$264,161	$(5)	$264,156
Net income					12,954				12,954	8	12,962
Foreign currency translation adjustment							2,949		2,949		2,949
Recognized net actuarial gain, net of tax provision of $23								75	75		75
Total comprehensive income									15,978	8	15,986
Share-based compensation				1,458					1,458		1,458
Purchase of 24,335 common shares						(1,223)			(1,223)		(1,223)
Issuance of 622 common shares	10			204					214		214
Common shares distributed from rabbi trust of 622, net		(30)	30						0		0
Cash dividends declared - $.20 per share					(1,013)				(1,013)		(1,013)
Balance at September 30, 2020	$13,013	$(10,940)	$10,940	$42,047	$377,384	$(87,320)	$(60,142)	$(5,407)	$279,575	$3	$279,578

NOTE E – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”). Net periodic pension cost for this plan included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Service cost	$0	$0	$0	$0
Interest cost	289	325	853	976
Expected return on plan assets	(585)	(563)	(1,757)	(1,688)
Recognized net actuarial loss	163	98	461	348
Net periodic pension benefit	$(133)	$(140)	$(443)	$(364)

There were no contributions to the Plan during the nine months ended September 30, 2021. The Company does not plan to contribute additional funds to the Plan during the remainder of 2021.

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Unrecognized pension benefit cost	Currency Translation Adjustment	Total	Unrecognized pension benefit cost	Currency Translation Adjustment	Total
Balance at July 1	$(6,477)	$(48,365)	$(54,842)	$(5,482)	$(63,091)	$(68,573)
Other comprehensive income before reclassifications:
(Loss) Gain on foreign currency translation adjustment	0	(5,504)	(5,504)	0	2,949	2,949
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	125	0	125	75	0	75
Net current period other comprehensive income (loss)	125	(5,504)	(5,379)	75	2,949	3,024
Balance at September 30	$(6,352)	$(53,869)	$(60,221)	$(5,407)	$(60,142)	$(65,549)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Defined benefit pension plan activity	Currency Translation Adjustment	Total	Defined benefit pension plan activity	Currency Translation Adjustment	Total
Balance at January 1	$(6,704)	$(47,847)	$(54,551)	$(5,671)	$(51,682)	$(57,353)
Other comprehensive loss before reclassifications:
Loss on foreign currency translation adjustment	0	(6,022)	(6,022)	0	(8,460)	(8,460)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	352	0	352	264	0	264
Net current period other comprehensive income (loss)	352	(6,022)	(5,670)	264	(8,460)	(8,196)
Balance at September 30	$(6,352)	$(53,869)	$(60,221)	$(5,407)	$(60,142)	$(65,549)

(a)
This AOCI component is included in the computation of net periodic pension costs. See Note E "Pension Plans" for additional information regarding the Plan.

NOTE G – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Numerator
Net income	$10,708	$12,954	$26,755	$27,133
Denominator
Determination of shares
Weighted-average common shares outstanding	4,900	4,917	4,909	4,963
Dilutive effect - share-based awards	75	94	41	35
Diluted weighted-average common shares outstanding	4,975	5,011	4,950	4,998
Earnings per common share
Basic	$2.19	$2.63	$5.45	$5.47
Diluted	$2.15	$2.59	$5.40	$5.43

For both the three and nine-month periods ended September 30, 2021, 13,000 stock options were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. For the three and nine-month periods ended September 30, 2020, 45,500 and 35,364 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

NOTE H – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	September 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,813	$(4,806)	$4,806	$(4,806)
Land use rights	1,324	(451)	1,286	(396)
Trademarks	1,857	(1,528)	1,756	(1,474)
Technology	7,453	(2,749)	7,673	(2,402)
Customer relationships	16,148	(9,122)	16,441	(8,441)
	$31,595	$(18,656)	$31,962	$(17,519)
Indefinite-lived intangible assets
Goodwill	$28,695		$29,508

The aggregate amortization expense for other intangibles with finite lives for the three and nine-month periods ended September 30, 2021 was $.5 million and $1.4 million, respectively. The aggregate amortization expense for other intangibles with finite lives for the three and nine-month periods ended September 30, 2020 was $.5 million and $1.3 million, respectively. Amortization expense is estimated to be $.4 million for the remainder of 2021, $1.7 million for 2022 and 2023, $1.6 million for 2024 and $1.4 million for 2025. The combined weighted-average remaining amortization period is approximately 11.9 years. The weighted-average remaining amortization period by intangible asset class is as follows: patents, 0 years; land use rights, 54.8 years; trademarks, 6.4 years; technology, 9.3 years; and customer relationships, 8.8 years.

The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. The Company performs additional interim impairment assessments as circumstances warrant. The Company performs its annual impairment test for goodwill utilizing a discounted cash flow methodology, market comparables, and an overall market capitalization reasonableness test in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit to its carrying value to assess if goodwill has been impaired. Based on the assumptions as to growth, discount rates and the weighting used for each respective valuation methodology, results of the valuations could be significantly different. However, the Company believes that the methodologies and weightings used are reasonable and result in appropriate fair values of the reporting units. The Company’s valuation method uses Level 3 inputs under the fair value hierarchy.

Given the continued decline in the Company’s results in the Asia Pacific region and the uncertainty surrounding COVID-19 including the lingering impacts of the Delta variant, the Company concluded that an indicator of impairment was present and conducted an interim impairment review of its goodwill in the Asia-Pacific reporting unit as of September 30, 2021. The Company reassessed its previous forecasts for this reporting unit which expected increased sales levels in the second half of 2021. However, actual results were lower than forecast due to extended lockdowns and the postponing of projects. The interim impairment assessment was performed utilizing the same methodologies as the annual assessments discussed above and included revised projections, which are subject to various risks and uncertainties, including forecasted revenues, expenses and cash flows. Based on the interim impairment assessment, the Asia-Pacific reporting unit’s fair value exceeded its carrying value by approximately 10% (15% as of October 1, 2020). While the interim test did not indicate an impairment charge was warranted, the reporting unit continues to be at risk of impairment in the future if there is a continued negative impact on the long-term outlook resulting from the continued effects of the COVID-19 pandemic or other factors such as a postponement of government capital spending. Total goodwill associated with this reporting unit was $7.4 million at September 30, 2021. No indicators of impairment were identified for the Company's other reporting units.

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2021 are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2021	$3,078	$4,251	$14,449	$7,730	$29,508
Currency translation	0	43	(558)	(298)	(813)
Balance at September 30, 2021	$3,078	$4,294	$13,891	$7,432	$28,695

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

A summary of the RSUs outstanding under the LTIP for the nine months ended September 30, 2021 is as follows:

	Restricted Share Units
	Performance and Service Required (1)	Service Required	Total Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2021	183,777	15,786	199,563	$60.33
Granted	51,308	12,285	63,593	71.84
Vested	(56,973)	0	(56,973)	73.86
Forfeited	0	0	0	0.00
Nonvested as of September 30, 2021	178,112	28,071	206,183	$60.49

(1)
Nonvested, performance-based RSUs are reflected above at the maximum performance achievement level.

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and Administrative Expense in the accompanying Statements of Consolidated Income. Compensation expense related to the time-based RSUs for the three and nine-month periods ended September 30, 2021 was $.1 million and $.4 million, respectively. Compensation expense related to the time-based RSUs for the three and nine-month periods ended September 30, 2020 was $.1 million and $.3 million, respectively. As of September 30, 2021, there was $.9 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 2.0 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in either operating or pre-tax income and sales growth over a requisite performance period. Depending on the extent to which the performance criterions are satisfied under the LTIP and the Incentive Plan, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the three and nine-month periods ended September 30, 2021 was $1.2 million and $2.6 million, respectively. Performance-based compensation expense for the three and nine-month periods ended September 30, 2020 was $1.2 million and $2.6 million, respectively. As of September 30, 2021, the remaining compensation expense of $4.7 million for outstanding performance-based RSUs is expected to be recognized over the weighted-average period of approximately 1.8 years.

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

There were 3,000 options granted during the nine-month period ended September 30, 2021 and 25,500 options granted during the nine-month period ended September 30, 2020.

Stock option activity under the Company’s LTIP for nine months ended September 30, 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2021	50,950	$54.81
Granted	3,000	$69.89
Exercised	(7,000)	$47.66
Forfeited	0
Outstanding (vested and expected to vest) at September 30, 2021	46,950	$56.84	6.7	$465
Exercisable at September 30, 2021	27,450	$58.91	5.2	$234

There were option exercises for 7,000 shares during the nine-month period ended September 30, 2021. During the nine-month period ended September 30, 2020, 3,750 stock options were exercised.

For the three and nine-month periods ended September 30, 2021, the Company recorded compensation expense related to the stock options currently vested of less than $.1 million and $.1 million, respectively. For both the three and nine-month periods ended September 30, 2020, the Company also recorded compensation expense related to the stock options currently vested of less than $.1 million and $.1 million, respectively. The total compensation cost related to nonvested awards not yet recognized at September 30, 2021 is expected to be $.3 million over a weighted-average period of approximately 1.8 years.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s common shares held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of September 30, 2021, 243,138 shares have been deferred and are being held in the rabbi trust.

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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, on the Company’s Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020:

Description	Balance as of September 30, 2021	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$475	$0	$475	$0
Total Assets	$475	$0	$475	$0

Liabilities:
Supplemental profit sharing plan	$7,167	$0	$7,167	$0
Foreign currency forward contracts	170	0	170	0
Total Liabilities	$7,337	$0	$7,337	$0

Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$359	$0	$359	$0
Total Assets	$359	$0	$359	$0

Liabilities:
Supplemental profit sharing plan	$7,143	$0	$7,143	$0
Foreign currency forward contracts	56	0	56	0
Total Liabilities	$7,199	$0	$7,199	$0

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates when foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions. These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other operating expense - net” on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three and nine-month periods ended September 30, 2021, the Company recognized a net gain of $.3 million and a net loss of $.7 million, respectively, on foreign currency forward contracts. For the three and nine-month periods ended September 30, 2020, the Company recognized net gains of $.1 million and $1.0 million, respectively, on foreign currency forward contracts.

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives and directors. The liability for this unfunded Supplemental Profit Sharing Plan was $7.2 million and $7.1 million at September 30, 2021 and December 31, 2020, respectively. These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily include mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

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

NOTE M – BUSINESS SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.

The following tables present a summary of the Company’s reportable operating segments for the three and nine months ended September 30, 2021 and 2020. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Net sales
PLP-USA	$66,891	$53,027	$185,208	$153,595
The Americas	18,084	19,914	54,230	54,641
EMEA	26,619	27,034	77,452	68,441
Asia-Pacific	23,786	27,488	69,081	71,267
Total net sales	$135,380	$127,463	$385,971	$347,944
Intersegment sales
PLP-USA	$2,947	$2,786	$9,112	$7,787
The Americas	2,556	3,029	7,178	7,706
EMEA	564	892	2,496	2,513
Asia-Pacific	6,533	4,176	14,997	10,180
Total intersegment sales	$12,600	$10,883	$33,783	$28,186
Income taxes
PLP-USA	$1,362	$2,020	$6,221	$4,891
The Americas	1,108	875	2,376	2,321
EMEA	512	1,205	1,366	1,735
Asia-Pacific	115	358	198	359
Total income taxes	$3,097	$4,458	$10,161	$9,306
Net income attributable to Preformed Line Products Company shareholders
PLP-USA	$6,688	$6,753	$18,583	$16,439
The Americas	2,474	1,908	5,627	4,598
EMEA	697	2,912	2,935	5,495
Asia-Pacific	849	1,381	(390)	601
Total net income attributable to Preformed Line Products Company shareholders	$10,708	$12,954	$26,755	$27,133

	September 30, 2021	December 31, 2020
Assets
PLP-USA	$173,886	$137,689
The Americas	79,055	75,438
EMEA	107,331	106,922
Asia-Pacific	133,321	141,038
Total identifiable assets	$493,593	$461,087

NOTE N – INCOME TAXES

The Company’s effective tax rate was 22% and 26% for the three-month periods ended September 30, 2021 and 2020, respectively. The decrease is primarily related to favorable movement in permanent items including executive retirement compensation. This favorable movement in permanent items also reduced the effective tax rate approximately 3% from the three months ended June 30, 2021. For the nine months ended September 30, 2021 and 2020, the company’s effective tax rate was 28% and 26%, respectively. The increase was due to increased earnings in higher tax jurisdictions.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. No significant changes to the valuation allowances were reflected for the three and nine-month periods ended September 30, 2021.

There were no changes to the balances of unrecognized tax benefits on December 31, 2020 and during the nine months ended September 30, 2021.

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

The following is a rollforward of the product warranty reserve:

	Nine Months Ended September 30
	2021	2020
Beginning of period balance	$1,282	$1,309
Additions charged to income	1,760	247
Warranty usage	(244)	(37)
Currency translation	(61)	(76)
End of period balance	$2,737	$1,443

NOTE P – DEBT ARRANGEMENTS

On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million to fund the purchase of a corporate aircraft. In September 2020, the Company made a deposit of $6.8 million toward the purchase of the aircraft which was subsequently refunded in January 2021 and the full amount of the $20.5 million purchase price was drawn on the loan. The aircraft replaces the Company’s previously owned aircraft, which was sold in December 2020. The proceeds of the sale were used to pay off the debt associated with the previously-owned aircraft. The term of the new loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $19.3 million outstanding on this debt facility at September 30, 2021, $2.1 million was classified as current. The loan is secured by the aircraft.

On April 17, 2020, the Company extended the term on its $65 million credit facility from June 30, 2021 to June 30, 2024 and added its Austrian subsidiary as a borrower on the facility. All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the LIBOR spread becomes 1.500%. At September 30, 2021, the U.S. borrowed $3.8 million on the facility with a term expiring June 30, 2024. At September 30, 2021, the Company’s Polish subsidiary had borrowed $6.3 million U.S. dollars at a rate of 1.125% plus the Warsaw Interbank Offer Rate with a term expiring June 30, 2024. At September 30, 2021, the Company’s Australian subsidiary had borrowed $3.1 million U.S. dollars, also with a term expiring June 30, 2024. At September 30, 2021, the Company’s Austrian subsidiary had borrowed $1.2 million U.S. dollars with a term expiring June 30, 2024. At September 30, 2021, the interest rates on the U.S., Polish,

Australian and Austrian line of credit agreement were 1.205%, 1.315%, 1.145% and 1.216%, respectively. Under the credit facility, at September 30, 2021, the Company had utilized $14.4 million with $50.6 million available under the line of credit, net of long-term outstanding letters of credit of $.1 million. The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability. At September 30, 2021, the Company was in compliance with these covenants.

On April 25, 2019, the Company borrowed $8.0 million U.S. dollars on behalf of its Indonesian subsidiary at a rate of 3.501% with a term expiring on April 30, 2024. At September 30, 2021, $6.1 million was outstanding on this debt facility, of which $.8 million is classified as current.

On August 16, 2021, the Company’s New Zealand subsidiary borrowed $3.8 million U.S. dollars at a rate of 3.150% with a term expiring on August 26, 2026. Of the $3.7 million outstanding on this debt facility at September 30, 2021, $.2 million is classified as current. This loan is secured by the Company’s New Zealand subsidiary’s land and building.

For the periods ended September 30, 2021 and December 31, 2020, the Company’s Asia-Pacific segment had $.2 million and $.6 million, respectively, in restricted cash used to secure bank debt. The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash and cash equivalents.

NOTE Q – LEASES

The Company regularly enters into leases in the normal course of business. As of September 30, 2021, the leases in effect were related to land, buildings, vehicles, office equipment and other production equipment under operating leases with lease terms of up to 99 years. The Company often has the option to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if the Company is reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for the Company’s operating and financing leases as of September 30, 2021 was 18.03 and 3.21 years, respectively.

Lease expense is recognized for these leases on a straight-line basis over the lease term with variable lease payments recognized in the period those payments are incurred. The components of operating and finance lease costs are recognized in Costs and expenses and Interest expense, respectively, on the Company’s Consolidated Statements of Income. The Company’s operating and finance lease costs for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Components of lease expense
Operating lease cost	$2,187	$2,193

Finance lease cost
Amortization of right-of-use assets	321	47
Interest on lease liabilities	11	6
Total lease cost	$2,519	$2,246

The discount rate implicit within each lease is often not determinable and, therefore, the Company establishes the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure the Company’s operating and finance lease liabilities as of September 30, 2021 was 4.74% and 1.51%, respectively.

Future maturities of the Company’s lease liabilities as of September 30, 2021 are as follows:

	Operating Leases	Finance Leases
2021	$683	$93
2022	2,405	242
2023	1,740	150
2024	1,021	102
2025 and thereafter	10,760	104
Total lease payments	16,609	691
Less amount of lease payments representing interest	5,855	8
Total present value of lease payments	$10,754	$683

The total minimum sublease rentals under noncancelable subleases to be received through 2023 is $1.9 million.

Supplemental cash flow information related to leases for the nine-month period ended September 30, 2021 was as follows:

	September 30, 2021	September 30, 2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,195	$2,094
Operating cash flows from finance leases	11	6
Financing cash flows from finance leases	317	87

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

On July 1, 2021, the Company purchased 7,070 shares of the Company from a retired officer at a price per share of $76.87, which was calculated from a 30-day average market price in connection with the vesting of equity awards. The Audit Committee of the Board of Directors approved this transaction.

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

The following discussion describes our results of operations for the three and nine-month periods ended September 30, 2021. The first quarter of 2020 saw the initial global outbreak of a novel strain of coronavirus (“COVID-19”), which created significant global economic disruption. While the outbreak did not have a material impact on our results, it has continued to create challenges for us in countries that have significant outbreak mitigation strategies, namely countries in our Asia-Pacific business segment.

During the quarter ended September 30, 2021, the resurgence of COVID-19 and the Delta variant has resulted in extended lockdowns and temporary project postponements, primarily in our Asia Pacific segment, which continued to impact results in this segment. There have been some restrictions to the supply of products since the pandemic began and, during the quarters ended June 30, 2021 and September 30, 2021, we experienced significant raw material and transportation cost inflation that negatively affected our earnings. To offset these increased costs, we implemented an initial price increase in June 2021, but due to our order backlog, these price increases had a moderate effect in offsetting increased costs during the third quarter. A second price increase was implemented in October 2021 to further mitigate cost inflation. Continued cost inflation in these areas through the remainder of 2021 may require further price adjustments going forward to maintain profit margin, and any price increases may have a negative effect on demand.

We may experience other potential inflationary pressures globally and restrictions on operations may continue or expand to other regions, however, we believe that our global supply chain currently remains strong.

Due to the continued uncertainty created by COVID-19, restrictions on our operations, the operations of our customers and the global supply chain, we are continuing to actively monitor the impact of COVID-19 on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs.

While we expect that the COVID-19 outbreak will continue to bring uncertainty to our business, the businesses of our customers and the global economy, we cannot predict the duration or scope of the COVID-19 pandemic or the magnitude of its impact on our business and results of operations. In addition, the impact of COVID-19 could potentially exacerbate other risks discussed, any of which could have a material adverse effect on the Company. We continue to assess all challenges related to COVID-19 and plan accordingly. The extent of any future impact is dependent upon several factors including those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 5, 2021.

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. As foreign currencies strengthen against the U.S. dollar, our sales and costs increase as the foreign currency-denominated financial statements translate into more U.S. dollars, and, conversely, when foreign currencies weaken, our sales and costs decrease upon translation into U.S. dollars. The fluctuations of foreign currencies during the three and nine months ended September 30, 2021 had a $2.0 million and $10.0 million favorable effect, respectively, on net sales when compared to the same period in 2020. There were favorable effects of $.2 million and $.5 million on net income for the three and nine-month periods ended September 30, 2021, respectively, as compared to the same period in 2020. On a reportable segment basis, the impact of foreign currency on net sales and net income for the three and nine-month periods ended September 30, 2021 was as follows:

	Foreign Currency Translation Impact
(Thousands of dollars)	Net Sales		Net Income
	Three Months	Nine Months	Three Months	Nine Months

The Americas	$381	$(625)	$72	$176
EMEA	993	5,781	90	377
Asia-Pacific	663	4,839	29	(40)
Total	$2,037	$9,995	$191	$513

The operating results for the three months ended September 30, 2021 are compared to the same period in 2020. Net sales for the three months ended September 30, 2021 of $135.4 million increased $7.9 million, or 6%, compared to 2020. As a percentage of net sales, gross profit decreased to 31.9% in 2021 from 35.2% in 2020. Gross profit for the three-month periods ended September 30, 2021 and 2020 was $43.2 million and $44.9 million, respectively. Excluding the favorable impact of foreign currency translation, gross profit decreased $2.5 million, or 5%, compared to 2020. Costs and expenses of $30.1 million increased $2.1 million compared to 2020 and included an unfavorable impact from currency translation of $.5 million. Operating income for the three months ended September 30, 2021 was $13.1 million, a decrease of $3.8 million compared to 2020. Net income for the three months ended September 30, 2021 of $10.7 million decreased $13.0 million compared to the three months ended September 30, 2020. The effect of currency translation had favorable impacts of $.2 million on both operating income and net income.

The operating results for the nine months ended September 30, 2021 are compared to the same period in 2020. Net sales for the nine months ended September 30, 2021 of $386.0 million increased $38.0 million, or 11%, compared to 2020. As a percentage of net sales, gross profit decreased to 32.7% in 2021 from 33.7% in 2020. Gross profit for the nine-month periods ended September 30, 2021 and 2020 was $126.4 million and $117.4 million, respectively. Excluding the favorable impact of foreign currency translation, gross profit increased $5.8 million, or 5%, compared to 2020. Costs and expenses of $89.8 million increased $8.8 million compared to 2020 and included an unfavorable impact from currency translation of $2.5 million. Operating income for the nine months ended September 30, 2021 was $36.6 million, an increase of $.2 million compared to 2020. Net income for the nine months ended September 30, 2021 of $26.8 million decreased $.3 million compared to the nine months ended September 30, 2020. The effect of currency translation had favorable impacts of $.7 million and $.4 million on operating income and net income, respectively.

The following table reflects the impact of foreign currency fluctuations on operating income for the three and nine months ended September 30, 2021 and 2020:

	Foreign Currency Impact
	Three Months Ended September 30		Nine Months Ended September 30
(Thousands of dollars)	2021	2020	2021	2020
Operating income	$13,078	$16,890	$36,584	$36,340
Translation gain	(245)	0	(714)	0
Transaction (gain) loss	(50)	314	124	1,702
Net loss (gain) on forward currency contracts	(198)	(136)	740	(1,039)
Operating income excluding currency impact	$12,585	$17,068	$36,734	$37,003

Despite the constant changes in the current global economy, and aside from the uncertainty created by the COVID-19 outbreak, we believe our business fundamentals and our financial position are sound and we are strategically well-positioned. We remain focused on assessing our business structure, global facilities and overall capacity in conjunction with the requirements of local manufacturing in the markets that we serve. The growth in PLP-USA net sales will require additional investment to be made within our PLP-USA facilities, both in the form of operational capacity as well as increased warehouse space. These investments in our U.S. operations will allow us to further enhance the service we provide to our U.S. customers beginning in late 2022. If necessary, we will modify redundant processes and further utilize our global manufacturing network to manage costs, increase sales volumes and deliver value to our customers. We have continued to invest in the business to expand into new markets for the Company, improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our customers. We currently have a bank debt to equity ratio of 20.5% and have the continued ability borrow needed funds at a competitive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2020

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended September 30, 2021 and 2020. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended September 30
(Thousands of dollars)	2021		2020		Change
Net sales	$135,380	100.0%	$127,463	100.0%	$7,917
Cost of products sold	92,217	68.1	82,549	64.8	9,668
GROSS PROFIT	43,163	31.9	44,914	35.2	(1,751)
Costs and expenses	30,085	22.2	28,024	22.0	2,061
OPERATING INCOME	13,078	9.7	16,890	13.3	(3,812)
Other income, net	722	0.5	530	0.4	192
INCOME BEFORE INCOME TAXES	13,800	10.2	17,420	13.7	(3,620)
Income tax expense	3,097	2.3	4,458	3.5	(1,361)
NET INCOME	10,703	7.9	12,962	10.2	(2,259)
Net loss (gain) attributable to noncontrolling interests	5	0.0	(8)	(0.0)	13
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$10,708	7.9%	$12,954	10.2%	$(2,246)

Net sales. Net sales were $135.4 million for the three months ended September 30, 2021, an increase of $7.9 million, or 6%, from the three months ended September 30, 2020. Excluding the favorable effect of currency translation, net sales for the three months ended September 30, 2021 increased $5.9 million compared to the same period in 2020, or 5%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2021	2020	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$66,891	$53,027	$13,864	$0	$13,864	26%
The Americas	18,084	19,914	(1,830)	381	(2,211)	(11)
EMEA	26,619	27,034	(415)	993	(1,408)	(5)
Asia-Pacific	23,786	27,488	(3,702)	663	(4,365)	(16)
Consolidated	$135,380	$127,463	$7,917	$2,037	$5,880	5%

The year-over-year increase in PLP-USA net sales of $13.9 million, or 26%, was primarily due to a volume increase in communication product sales. International net sales for the three months ended September 30, 2021 experienced a favorable impact of $2.0 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation. The Americas net sales of $18.1 million decreased $2.2 million, or 11%, primarily due to a volume decrease in energy product sales. EMEA net sales of $26.6 million decreased $1.4 million, or 5%, primarily due to a volume decrease in energy product sales within the region. Asia-Pacific net sales of $23.8 million decreased $4.4 million, or 16%, compared to 2020 primarily due to a volume decrease in special industries products, partially resulting from the continuing effects of the disruption to the region's economy caused by the COVID-19 pandemic.

Gross profit. Gross profit was $43.2 million and $44.9 million for the three-month periods ended September 30, 2021 and 2020, respectively. Excluding the favorable effect of currency translation, gross profit decreased $2.5 million, or 5%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2021	2020	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$22,589	$21,613	$976	$0	$976	5%
The Americas	6,283	6,535	(252)	130	(382)	(6)
EMEA	7,522	10,021	(2,499)	352	(2,851)	(28)
Asia-Pacific	6,769	6,745	24	236	(212)	(3)
Consolidated	$43,163	$44,914	$(1,751)	$718	$(2,469)	(5)%

PLP-USA gross profit of $22.6 million increased $1.0 million compared to the same period in 2020 mainly as a result of increased sales volume of $13.9 million, offset by the negative impact of rising commodity prices, freight costs, inflation and an increase in warranty costs. Incremental price increases were enacted in the PLP-USA region in June and October of 2021 to further mitigate the ongoing inflation and commodity price increases. International gross profit for the three months ended September 30, 2021 was favorably impacted by $.7 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit decrease of $.4 million was primarily the result of a year-over-year sales decrease in the region combined with an unfavorable shift in sales product mix. EMEA’s gross profit decreased $2.9 million, mainly due to margin pressure associated with rising commodity prices, freight costs and inflation. Asia-Pacific’s gross profit decrease was the result of a year-over-year reduction in sales of $4.4 million combined with commodity price increases, partially mitigated by ongoing cost containment initiatives to offset the continued negative effects of the COVID-19 pandemic.

Costs and expenses. Costs and expenses of $30.1 million for the three months ended September 30, 2021 increased $2.1 million, or 7%. Excluding the unfavorable effect of currency translation, costs and expenses increased $1.6 million, or 6%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2021	2020	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$14,506	$12,872	$1,634	$0	$1,634	13%
The Americas	3,607	3,707	(100)	49	(149)	(4)
EMEA	6,299	5,863	436	225	211	4
Asia-Pacific	5,673	5,582	91	199	(108)	(2)
Consolidated	$30,085	$28,024	$2,061	$473	$1,588	6%

PLP-USA costs and expenses of $14.5 million for the three months ended September 30, 2021 increased when compared to the same period in 2020 due to increases in commissions expense and professional fees combined with net year-over-year unfavorable transactional foreign currency losses. On a consolidated basis, costs and expenses for the three months ended September 30, 2021 were unfavorably impacted by $.5 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $3.6 million were relatively flat when compared to the three-month period ended September 30, 2021. EMEA costs and expenses of $6.3 million increased $.2 million mainly due to higher personnel-related expenses. Asia-Pacific costs and expenses were relatively flat year-over-year.

Other income, net. Other income, net for the three-month periods ended September 30, 2021 and 2020 was $.7 million and $.5 million, respectively. Other income, net for the three-month period ended September 30, 2021 includes a pre-tax recovery of approximately $1.0 million related to a recent Brazilian Supreme Court decision that granted the Company the right to recover, through offset of federal tax liabilities, certain tax over-payments collected by the Brazilian government. For the three-month period ended September 30, 2020, the Company recorded $.7 million of non-recurring COVID-19 subsidies received by various subsidiaries around the world.

Income taxes. Income taxes for the three months ended September 30, 2021 and 2020 were $3.1 million and $4.5 million, respectively, based on pre-tax income of $13.8 million and $17.3 million, respectively. The effective tax rate for the three-month periods ended September 30, 2021 and 2020 was 22% and 26%, respectively. The decrease in the effective tax rate is primarily related to favorable movement in permanent items including executive retirement compensation.

Net income. As a result of the preceding items, net income for the three months ended September 30, 2021 was $10.7 million, compared to $13.0 million for the three months ended September 30, 2020, a decrease of $2.2 million as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2021	2020	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$6,688	$6,753	$(65)	$0	$(65)	(1)%
The Americas	2,474	1,908	566	72	494	26
EMEA	697	2,912	(2,215)	90	(2,305)	(79)
Asia-Pacific	849	1,381	(532)	29	(561)	(41)
Consolidated	$10,708	$12,954	$(2,246)	$191	$(2,437)	(19)%

PLP-USA’s net income for the three months ended September 30, 2021 decreased $.1 million compared to the same period in 2020, primarily due to an decrease in operating income of $.7 million combined with an increase in net other expense of $.1 million, partially offset by a decrease in income tax expense of $.7 million. The following discussion of net income excludes the effect of currency translation. The Americas net income increased $.5 million mainly as a result of a pre-tax recovery in Brazil of $1.0 million. EMEA net income decreased $2.3 million mainly as a result of a $3.0 million decrease in operating income, partially offset by a decrease in income tax expense of $.7 million. Asia-Pacific net income decreased $.6 largely due to a decrease in operating income of $.1 million combined with an increase of other expense, net of $.8 million, which was due to non-recurring subsidy income recorded during the three months ended September 30, 2020. A decrease in income tax expense of $.3 million partially offset the negative impacts on net income.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2020

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the nine months ended September 30, 2021 and 2020. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended September 30
(Thousands of dollars)	2021		2020		Change
Net sales	$385,971	100.0%	$347,944	100.0%	$38,027
Cost of products sold	259,577	67.3	230,554	66.3	29,023
GROSS PROFIT	126,394	32.7	117,390	33.7	9,004
Costs and expenses	89,810	23.3	81,050	23.3	8,760
OPERATING INCOME	36,584	9.5	36,340	10.4	244
Other income, net	347	0.1	69	0.0	278
INCOME BEFORE INCOME TAXES	36,931	9.6	36,409	10.5	522
Income tax expense	10,161	2.6	9,306	2.7	855
NET INCOME	$26,770	6.9	$27,103	7.8	$(333)
Net (gain) loss attributable to noncontrolling interests	(15)	(0.0)	30	0.0	(45)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$26,755	6.9%	$27,133	7.8%	$(378)

Net sales. Net sales were $386.0 million for the nine months ended September 30, 2021, an increase of $38.0 million, or 11%, from the nine months ended September 30, 2020. Excluding the favorable effect of currency translation, net sales for the nine months ended September 30, 2021 increased $28.0 million compared to the same period in 2020, or 8%, as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2021	2020	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$185,208	$153,595	$31,613	$0	31,613	21%
The Americas	54,230	54,641	(411)	(625)	214	0
EMEA	77,452	68,441	9,011	5,781	3,230	5
Asia-Pacific	69,081	71,267	(2,186)	4,839	(7,025)	(10)
Consolidated	$385,971	$347,944	$38,027	$9,995	$28,032	8%

The year-over-year increase in PLP-USA net sales of $31.6 million, or 21%, was primarily due to a volume increase in communication product sales. International net sales for the nine months ended September 30, 2021 experienced a favorable impact of $10.0 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the net effect of currency translation. The Americas net sales of $54.2 million increased $.2 million, primarily due to a volume increase in communication product sales, partially offset by decreases in energy product sales. EMEA net sales of $77.5 million increased $3.2 million, or 5%, primarily due to a volume increase in communication product sales within the region. Asia-Pacific net sales of $69.1 million decreased $7.0 million, or 10%, compared to 2020 primarily due to a year-over-year volume decrease across all product lines, partially resulting from the continuing effects of the disruption to the region's economy caused by the COVID-19 pandemic.

Gross profit. Gross profit was $126.4 million and $117.4 million for the nine-month periods ended September 30, 2021 and 2020, respectively. Excluding the favorable effect of currency translation, gross profit increased $5.8 million, or 5%, as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2021	2020	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$66,493	$59,379	$7,114	$0	$7,114	12%
The Americas	17,719	17,658	61	(52)	113	1
EMEA	23,981	23,621	360	1,933	(1,573)	(7)
Asia-Pacific	18,201	16,732	1,469	1,338	131	1
Consolidated	$126,394	$117,390	$9,004	$3,219	$5,785	5%

PLP-USA gross profit of $66.5 million increased $7.1 million compared to the same period in 2020 as a result of increased sales volume of $31.6 million combined with a product sales mix shift to higher margin product and continued cost containment within labor and manufacturing expense, partially offset by commodity price increases and inflation. International gross profit for the nine months ended September 30, 2021 was favorably impacted by $3.2 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $.1 million was largely the result of a product margin improvement in the region due to sales product mix. EMEA’s gross profit decreased $1.6 million, primarily as a result an increase in sales of $3.2 million and a shift to higher sales volume in higher margin communication products. Despite the year-over-year decrease in sales, Asia-Pacific’s gross profit remained relatively flat, partially as a result of continued cost containment measures to mitigate the ongoing effects of COVID-19.

Costs and expenses. Costs and expenses of $89.8 million for the nine months ended September 30, 2021 increased $8.8 million, or 11%. Excluding the unfavorable effect of currency translation, costs and expenses increased $6.3 million, or 8%, as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2021	2020	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$41,649	$38,193	$3,456	$0	$3,456	9%
The Americas	10,652	10,419	233	(258)	491	5
EMEA	19,549	16,420	3,129	1,413	1,716	10
Asia-Pacific	17,960	16,018	1,942	1,351	591	4
Consolidated	$89,810	$81,050	$8,760	$2,506	$6,254	8%

PLP-USA costs and expenses of $41.6 million for the nine months ended September 30, 2021 increased $3.5 million when compared to the same period in 2020 mainly due to increased commission expenses and higher personnel-related costs. On a consolidated basis, costs and expenses for the nine months ended September 30, 2021 were unfavorably impacted by $2.5 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $10.7 million increased $.5 million for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to higher net transactional foreign currency losses. EMEA costs and expenses of $19.5 million increased $1.7 million mainly due to higher personnel-related expenses, which were partially offset by a decrease in foreign currency net transactional gains and lower travel and entertainment expenses. Asia-Pacific saw an increase of $.6 million primarily due to increases in personnel related costs.

Other income, net. Other income, net for the nine-month periods ended September 30, 2021 and 2020 was $.5 million and $.1 million, respectively. Other income, net for the nine-month period ended September 30, 2021 includes a pre-tax recovery of approximately $1.0 million related to a recent Brazilian Supreme Court decision that granted the Company the right to recover, through offset of federal tax liabilities, certain tax overpayments collected by the Brazilian government. For the nine-month period ended September 30, 2020, the Company recorded $.8 million of non-recurring COVID-19 subsidies received by various subsidiaries around the world.

Income taxes. Income taxes for the nine months ended September 30, 2021 and 2020 were $10.2 million and $9.0 million, respectively, based on pre-tax income of $36.9 million and $36.4 million, respectively. The effective tax rate for the nine months ended September 30, 2021 and 2020 was 28% and 26%, respectively. The increase in the effective tax rate was due increased earnings in higher tax jurisdictions.

On January 1, 2021, the Company adopted Accounting Standards Update (ASU) 2019-12, Income Taxes ("ASC 740") – Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of ASU 2019-12 did not result in any material adjustments.

Net income. As a result of the preceding items, net income for the nine months ended September 30, 2021 was $26.8 million, compared to $27.1 million for the nine months ended September 30, 2020, a decrease of $.4 million as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2021	2020	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$18,583	$16,439	$2,144	$0	$2,144	13%
The Americas	5,627	4,598	1,029	176	853	19
EMEA	2,935	5,495	(2,560)	377	(2,937)	(53)
Asia-Pacific	(390)	601	(991)	(40)	(951)	158
Consolidated	$26,755	$27,133	$(378)	$513	$(891)	(3)%

PLP-USA’s net income for the nine months ended September 30, 2021 increased $2.1 million, or 13%, compared to the same period in 2020, primarily due to an increase in operating income of $3.7 million, partially offset by an increase in other expense, net of $.3 million combined with an increase in income tax expense of $1.3 million. The following discussion of net income excludes the effect of currency translation. The Americas net income increased $.9 million, mainly as a result of a pre-tax recovery of approximately $1.0 million in Brazil. EMEA net income decreased $2.9 million as a result of a $3.3 million decrease in operating income combined with a $.1 million increase in other operating expense, net, of $.1 million, partially offset by $.5 million year-over-year decrease in income tax expense. Asia-Pacific net income decreased $1.0 million mainly due to a $.5 million decrease in operating expense combined with an increase in other expense, net of $.7 million, partially offset by a decrease in income tax expense of $.2 million.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first nine months of 2021, we used cash of $12.6 million for capital expenditures. We ended the first nine months of 2021 with $38.3 million of cash, cash equivalents and restricted cash (collectively, “Cash”). Our Cash is held in various locations throughout the world. At September 30, 2021, the majority of our Cash was held outside the United States (“U.S.”). We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future operating cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt, including notes payable, at September 30, 2021 was $63.2 million. At September 30, 2021, our unused availability under our line of credit was $50.6 million and our bank debt to equity percentage was 20.5%. On April 17, 2020, we further extended the term on the line of credit to June 30, 2024. All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless our funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the LIBOR spread becomes 1.500%. The line of credit agreement contains, among other provisions, requirements for maintaining levels of net worth and funded debt-to-earnings before interest, taxes, depreciation and amortization along with an interest coverage ratio. The net worth and profitability requirements are calculated based on the line of credit agreement. At September 30, 2021 and December 31, 2020, we were in compliance with these covenants.

We expect that our major source of funding for 2021 and beyond will be our operating cash flows and our existing Cash as well as our line of credit agreement. We earn a significant amount of our operating income outside the U.S., which, except for current earnings in certain jurisdictions, is deemed to be indefinitely reinvested in foreign jurisdictions.

As we cannot predict the duration or scope of the continuing COVID-19 pandemic and its impact on our customers and suppliers, the negative financial impact to our financial results and liquidity cannot be reasonably estimated but could be material. We are actively managing the business to maintain cash flow and a favorable liquidity position. We believe that our future cash flows, together with these factors, will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next twelve months and thereafter for the foreseeable future. In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions. We also believe that we can expand our borrowing capacity, if necessary, however, we do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

Sources and Uses of Cash

Cash decreased $2.9 million compared to the same period in 2020. Net Cash provided by operating activities was $24.1 million. The most significant net investing and financing uses of Cash in the nine months ended September 30, 2021 were payments of long-term debt of $81.6 million, capital expenditures of $12.6 million, share repurchases of $5.3 million and dividends paid of $3.1 million, partially offset by net debt and notes payable proceeds of $70.5 million. Currency had a positive $.8 million impact on Cash when translating foreign denominated financial statements to U.S. dollars.

Net Cash provided from operating activities for the nine months ended September 30, 2021 was $24.1 million compared to $33.6 million in the comparable prior year nine-month period. The $9.5 million decrease was primarily a result of an increase in Cash used by operating assets (net of operating liabilities) of $9.2 million, which included the $6.5 million deposit on the new corporate aircraft that was paid in the fourth quarter of 2020 and fully refunded in 2021, combined with a decrease in net income of $.3 million.

Net Cash used in investing activities of $12.6 million for the nine months ended September 30, 2021 decreased $11.6 million when compared to Cash used in investing activities in the nine months ended September 30, 2020 of $24.2 million. The change was primarily related to a year-over-year decrease in capital expenditures.

Cash used in financing activities for the nine months ended September 30, 2021 was $19.1 million compared to $6.5 million during the nine months ended September 30, 2020. The $12.6 million increase was primarily the result of a net increase in net debt payments, net of borrowings in 2021 compared to 2020 of $15.9 million, partially offset by a decrease in net share repurchases and issuances of $3.2 million.

We have commitments under operating leases, primarily for office and manufacturing space, transportation equipment, office and computer equipment and capital leases primarily for equipment. See Note Q of the Notes to the Consolidated Financial Statements for more information.

As of September 30, 2021, the Company had total outstanding guarantees of $8.7 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of September 30, 2021, the Company had total outstanding letters of credit of $3.2 million.

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
•
The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically, particularly in light of recent price increases;
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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar. Revenue from operations in Argentina represented less than 1% of total consolidated net sales for both nine-month periods ended September 30, 2021 and 2020.

As of September 30, 2021, the Company had $.3 million in net foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $5.2 million and a $1.2 million favorable/unfavorable impact on income before at September 30, 2021.

The Company is exposed to market risk, including changes in interest rates and foreign exchange rates since we conduct business in a variety of foreign currencies. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of long-term borrowings, which includes the current portion, of $45.5 million at September 30, 2021. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.6 million for the nine months ended September 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) of the Securities and Exchange Act of 1934, as amended, during the three-month period ended September 30, 2021 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Although the outcomes of these matters are not predictable with certainty, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the event the Company determines that a loss is not probable, but is reasonably possible, and the likelihood to develop what the Company believes to be a reasonable range of potential loss exists, the Company will include disclosure related to such matters. To the extent that there is a reasonable possibility the losses could exceed amounts already accrued, the Company will adjust the accrual in the period in which the determination is made, disclose an estimate of the additional loss or range of loss and if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of September 30, 2021 and December 31, 2020, the Company has accrued approximately $2.2 million, representing its best estimate for losses to be incurred on a variety of global legal matters.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 28, 2021, the Board of Directors authorized a plan to repurchase up to an additional 191,163 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three-month period ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July	7,070	$76.87	7,070	242,930
August	0	0.00	7,070	242,930
September	0	0.00	7,070	242,930
Total	7,070

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

October 29, 2021	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

October 29, 2021	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(Principal Accounting Officer)