Form 10-K
period 2021-12-31
PREFORMED LINE PRODUCTS CO
filed 2022-03-04
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Auditor Name: Ernst and Young LLP Auditor Firm ID: 0042

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2021 was $169,834,006 based on the closing price of such common shares, as reported on the NASDAQ National Market System. As of March 1, 2022, there were 4,909,855 common shares of the Company ($2 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2022 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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
•
The potential impact of global economic conditions on the Company’s ongoing profitability and future growth opportunities in the Company’s core markets in the U.S. and other foreign countries, which may experience continued or further instability due to political and economic conditions, social unrest, acts of war, military conflict, international hostilities or the perception that hostilities may be imminent, terrorism, changes in diplomatic and trade relationships and public health concerns (including viral outbreaks such as COVID-19). The COVID-19 pandemic has significantly impacted worldwide economic conditions and has and could continue to have an adverse effect on the Company’s operations and businesses as government authorities could continue to impose mandatory closures, work-from-home orders and social distancing protocols along with other unknown potential restrictions. The duration and scope of the COVID-19 pandemic cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated;
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
•
The cost, availability and quality of raw materials required for the manufacture of products and any tariffs that may be associated with the purchase of these products. The Company’s supply chain could continue to be disrupted by the COVID-19 pandemic which could have a material, adverse effect on the ability to secure raw materials and supplies;
•
Strikes, labor disruptions and other fluctuations in labor costs;

•
Changes in significant government regulations affecting environmental compliances or other litigation matters;
•
Security breaches or other disruptions to the Company’s information technology structure;
•
The telecommunication market’s continued deployment of Fiber-to-the-Premises;
•
The effects of the potential enactment of the U.S. Build Back Better Plan which could potentially increase the U.S. federal corporate income tax rate on U.S. income and, also, reduce tax credits from foreign sourced income; and
•
Those factors described under the heading “Risk Factors” on page 10.

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

The Company’s products include:

•
Energy Products
•
Communications Products
•
Special Industries Products

Energy Products are used to support, protect, terminate and secure both power conductor and fiber communication cables and to control cable dynamics (e.g., vibration). Formed wire products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape. Advantages of using the Company’s helical formed wire products are that they are economical, dependable and easy to use. The Company introduced formed wire products to the power industry over 70 years ago and such products enjoy an almost universal acceptance in the Company’s markets. Related products include hardware for supporting and protecting transmission conductors, spacers, spacer-dampers, stockbridge dampers, corona suppression devices and various compression fittings for dead-end applications. Energy products were approximately 61%, 66% and 67% of the Company’s revenues in 2021, 2020 and 2019, respectively.

Communications Products, including protective closures, are used to protect fixed line communication networks, such as fiber optic cable or copper cable, from moisture, environmental hazards and other potential contaminants. The protective closures also support Fiber-to-the-Premises ("FTTP") applications by carrying fiber optic technology into homes and businesses. In addition to closures, the Company supplies the communication industry with formed wire products to hold, support, protect and terminate the copper wires and cables and the fiber optic cables used by that industry to transfer voice, video or data signals. Communications products were approximately 30%, 24% and 22% of the Company’s revenues in 2021, 2020 and 2019, respectively.

Special Industries Products include hardware assemblies, pole line hardware, resale products, underground connectors, solar hardware systems, guy markers, tree guards, fiber optic cable markers, pedestal markers and urethane products. They are used by energy, renewable energy, communications, cable and special industries (i.e., metal building, tower and antenna industries, the agriculture and arborist industries, and marine systems industry) for various applications and are defined as products that complement the Company’s core line offerings. Special industries products were approximately 9%, 10% and 11% of the Company’s revenues in 2021, 2020 and 2019, respectively.

International Operations

The international operations of the Company are essentially the same as its domestic ("PLP-USA") business. The Company manufactures similar types of products in its international plants as are sold domestically, sells to similar types of customers and faces similar types of competition (and in some cases, the same competitors). Sources of supply of raw materials are not significantly different internationally. See Note M in the Notes to Consolidated Financial Statements for information and financial data relating to the Company’s international operations that represent reportable segments.

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

Early in its history, the Company recognized the need to understand the performance of its products and the needs of its customers. To that end, the Company developed a 38,000 square foot Research and Engineering Center located at its corporate headquarters in Mayfield Village, Ohio. Using the Research and Engineering Center, engineers and technicians simulate a wide range of external conditions encountered by the Company’s products to ensure quality, durability and performance. The work performed in the Research and Engineering Center includes advanced studies and experimentation with various forms of vibration and environmental changes.

The Research and Engineering Center is one of the most sophisticated in the world in its specialized field. The Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling. Today, the Company’s reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a competitive advantage. In addition to testing, the work performed at the Company’s Research and Development Center continues to fuel product development efforts. For example, the Company estimates that approximately 17.9% of 2021 revenues were attributed to products developed by the Company in the past five years. In addition, the Company’s position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations which are charged with the responsibility of establishing industry-wide specifications and performance criteria, including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission). Research and development costs are expensed as incurred. Research and development costs for new products were $3.3 million in 2021, $2.8 million in 2020 and $3.0 million in 2019.

Patents and Trademarks

The Company applies for patents in the U.S. and other countries, as appropriate, to protect its significant patentable developments. As of December 31, 2021, the Company had in force 49 U.S. patents and 131 international patents in 21 countries and had 37 pending U.S. patent applications and 47 pending international applications. While such domestic and international patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company’s business. The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company’s business as a whole or to any of its businesses. Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks. The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology. As of December 31, 2021, the Company had obtained U.S. registration on 32 trademarks and 4 trademark application remained pending. International registrations amounted to 240 registrations in 35 countries, with 25 pending international registrations.

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

In the normal course of business, the Company occasionally makes and receives inquiries with regard to possible patent and trademark infringement. The extent of such inquiries from third parties has been limited generally to verbal remarks or letters to Company representatives. The Company believes that it is unlikely that the outcome of these inquiries will have a material adverse effect on the Company’s financial position.

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

The Company relies on sole source manufacturers for certain raw materials used in production. The current state of economic uncertainty presents a risk that existing suppliers could go out of business or be unable to meet customer demand. However, there are other potential sources available for these materials, and the Company believes that it could relocate the tooling and processes to other manufacturers if necessary.

Raw material costs increased throughout 2021, partially as a result of supply chain constraints. The Company expects prices on metals and plastics to continue to increase throughout 2022. Throughout 2021, the Company experienced significant raw material and transportation cost inflation that negatively affected its earnings. To offset these increased costs, the Company implemented several price increases in the U.S. and internationally in 2021. Due to the large volume in the Company's backlog, tailwinds from these increases are expected in 2022, however, continued cost inflation in these areas may require further price adjustments in future periods to maintain profit margin. Any price increases could have a negative effect on demand.

Backlog Orders

The Company’s order backlog is incredibly strong and was approximately $242.9 million at the end of 2021 and $115.1 million at the end of 2020. All customer orders entered are firm at the time of entry. Substantially all of the backlog existing at December 31, 2021 is expected to be shipped to customers in 2022.

Seasonality

The Company markets products that are used by utility maintenance and construction crews worldwide. The products are marketed through distributors and directly to end users, who maintain stock to ensure adequate supply for their customers or construction crews. As a result, the Company does not have a wide variation in sales from quarter to quarter.

Environmental, Social and Governance Matters

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

The Company believes it is in compliance in all material respects, with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability. The Company does not expect to make any material capital expenditures during 2022 for environmental control facilities. The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays. However, the Company does not believe that these expenditures will ultimately result in a material adverse effect on its financial position or results of operations. The Company cannot predict the precise effect such future requirements, if enacted, would have on the Company. The Company believes that such regulations would be enacted over time and would affect the industry as a whole.

Climate change may impact the Company’s business by increasing operating costs due to damage to its facilities and distribution systems and disruptions to its manufacturing processes due to the increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise and other climate-related events. As discussed above, climate change-related regulatory activity and developments may adversely affect the Company’s business and financial results by requiring the Company to reduce its emissions, make capital investments to modernize certain aspects of its operations, purchase carbon offsets, or otherwise pay for its emissions. The Company seeks to address these potential risks in its business continuity planning; however, such events could make it difficult for the Company to deliver products and services to its customers and cause it to incur substantial expense.

The Company is committed to supporting environmental, social and governance ("ESG") initiatives and to its efforts to being a responsible and sustainable contributor to the environment, its employees, and the communities in which it operates. The Company is committed to reducing harmful air emissions, improving gas, electric and water usage efficiency while implementing alternative energy sources. The Company’s locations are also focused on efforts to reduce its waste, water and energy consumption through the implementation of such programs as pollution prevention, recycling waste materials in both manufacturing and office facilities, reducing solid waste disposal, reducing harmful air emissions, and implementing alternative energy sources. An example of this commitment is through solar power installations at some of the Company’s locations around the globe which are currently generating 1.4 megawatts of power. The Company has also installed more efficient LED lighting at many of its operations to further reduce energy usage. Some locations have also achieved the ISO-14001: Environmental Management Systems Certification. The Company has adopted several policies, including the Code of Conduct, which stresses the importance of adhering to the laws and contributing to society.

In addition to monitoring and managing compliance with environmental regulations, the Company is also committed to sustainability and environmental protection initiatives. For example, the Company is committed to protecting wildlife by working with utility companies to design and manufacture wildlife protection products that aid in reducing wildlife mortalities from interaction with electric power distribution lines, structures, and equipment. Its Wildlife Protection line of products includes the BIRD-FLIGHT™ Diverter, RAPTOR PROTECTOR™ Platform and a Squirrel Deterrent System. The Company is also committed to partnering with its customers to develop innovative products, technologies, and services that meet their needs while mitigating risk to the environment and natural resources.

Additionally, the Company's product offerings further enhance global climate sustainability by bolstering grid reliability and efficiency, strengthening resilience to climate events, enabling transitions to renewable energy and upgrading aging infrastructure. The Company also quickly provides repair products to customers in the event of emergencies or natural disasters such as hurricanes, tornadoes, earthquakes, floods or ice storms.

The Company has always supported numerous charitable organizations and promotes community involvement. It makes donations to various organizations and encourages employees to do the same by offering matching donations. The Company shares its successes with the communities in which it operates at both a corporate and local level. Donations and investments in enhancing the lives of the people within the communities it impacts are an integral part of who the Company is and how it intends to represent its values.

Human Capital

At December 31, 2021, the Company had 2,927 employees, the overwhelming majority of which are full-time employees. Approximately 28% of the Company’s employees are located in the U.S.

The Company views its employees and culture as keys to its success and believes that its employees are its greatest asset. The Company aims to attract and retain employees who will be empowered to have the freedom to make decisions and take actions in the best interest of the Company, while being recognized and accountable for those decisions and actions. The Company focuses on innovation, inclusion and diversity, safety and engagement to develop the best talent.

The Company’s goal is to create a work environment that enables employees to perform in an environment where they feel respected and valued. As a global company with employees in over 20 countries, the Company values its broad diversity of cultures, ethnicities, races, languages, religions, sexual and gender orientations and is committed to cultivating a diverse, open and inclusive work environment. Workplace satisfaction is a key to attracting and retaining employees. The Company has built a culture where integrity and honesty guide the decision-making process, while promoting a culture of learning and talent development through tuition reimbursement, training, wellness programs, flexible benefits, and competitive compensation.

The Company has always had safety as a core value and promotes a health and safety culture that engages and empowers its employees to take responsibility for the health and safety of themselves and their co-workers. Further, throughout the COVID-19 pandemic, the Company has been successful with proactive measures to protect the health and safety of its employees and to maintain business continuity. The Company has established several safety protocols in its production and office areas, including, but not limited to, schedule rotations, face coverings, barriers, physical distance requirements, enhanced cleaning procedures, body temperature monitoring, vaccination clinics and employer-sponsored COVID-19 testing. The Company continues to assess all challenges related to COVID-19 and regularly updates its employees.

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

The Company’s cost of sales may be materially adversely affected by increases in the market prices of the raw materials used in the Company’s manufacturing processes. During 2021, the Company implemented several price increases in the U.S. and internationally to mitigate rising material costs. This may have impacted or could continue to impact the Company's demand for its products. The Company may not be able to pass on further price increases in raw materials to the Company’s customers through increases in product prices. As a result, the Company’s operating results could be adversely affected. In addition, any decrease or delay in the availability of these materials or interruptions generally in the global supply chain could slow production and delivery to the Company’s customers. The impact of the COVID-19 pandemic and recent inflation, which is expected to continue, has disrupted and may continue to disrupt the global supply chain and could have a material, adverse effect on the ability to secure raw materials and supplies.

The Company’s international operations subject the Company to additional business risks that may have a material adverse effect on the Company’s business, operating results and financial condition.

International sales account for a substantial portion of the Company’s net sales (50%, 57% and 60% in 2021, 2020 and 2019, respectively). Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, which could materially adversely affect U.S. dollar sales or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, reduced or limited protection of intellectual property rights, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards. The Company is subject to foreign currency volatility, which could materially impact the Company’s operating results, including the impact of hyper-inflationary conditions in certain economies, particularly where exchange controls limit or eliminate the Company’s ability to convert from local currency. The Company is also subject to general geopolitical risks, such as political and economic instability, social unrest, acts of war, military conflict, international hostilities or the perception that hostilities may be imminent, terrorism and changes in diplomatic and trade relationships, including any retaliatory measures, sanctions or tariffs imposed in response to any acts of war or military conflicts in connection with its international operations. Any such disruption could cause delays in the production and distribution of the Company’s products and the loss of sales and customers. Moreover, these types of events could negatively impact consumer spending or the economy in the impacted regions or depending upon the severity, globally. These risks of conducting business internationally may have a material adverse effect on the Company’s business, operating results and financial condition.

Additionally, in 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”). Continued uncertainty relating to Brexit could adversely impact the Company. The United Kingdom formally exited the European Union on January 31, 2020 and had a transition period that ended on December 31, 2020. Since January 1, 2021, the European Union – United Kingdom Trade and Cooperative Agreement has provisionally been in effect and entered into force on May 21, 2021. Due to the lack of comparable precedent, the ultimate effect of Brexit and the trade and cooperative agreement are difficult to predict and could continue to have a further adverse impact on global economic conditions, the stability of global financial markets and global market liquidity, including effects on the discontinuation, reform or replacement of LIBOR as a reference interest rate included under the Company’s credit facility. Any of these factors could depress economic activity or lead to long-term volatility in the currency markets which could adversely impact the Company’s business, financial condition and results of operations.

The Company's financial results could be adversely affected by the change in interest rates.

Any period of interest rate increases may adversely affect the Company’s profitability. As of December 31, 2021, 38% of the Company's indebtedness bears interest at rates that float with the market. A higher level of floating rate debt would increase the exposure to changes in interest rates. Additionally, the interest rates on some of the Company’s debt is tied to LIBOR. The use of LIBOR is expected to be phased out by June 2023. The uncertainty regarding the transition from LIBOR to another reference rate or rates could have adverse impacts on the Company’s available debt that currently uses LIBOR as a reference rate, and ultimately, adversely affect our financial condition and results of operations.

The COVID-19 pandemic may continue to have a material adverse effect on the Company’s business, operating results and financial condition.

The Company is subject to public health concerns, including viral outbreaks such as the COVID-19 pandemic. Worldwide economic conditions have been significantly impacted by COVID-19 and the effects could continue to have an adverse effect on the Company’s operations and businesses as government authorities could continue to impose mandatory closures, work-from-home orders and social distancing protocols along with other unknown potential restrictions. COVID-19 has disrupted and could continue to disrupt the global supply chain, which could have a material, adverse effect on the Company’s ability to secure raw materials and supplies and could result in increased costs and the loss of sales and customers. The impact of COVID-19 could potentially exacerbate all the risks discussed and lead to the creation of new risks, any of which could have a material adverse effect on the Company’s business, operating results and financial condition. The duration and scope of the COVID-19 pandemic cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated.

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

A portion of the Company’s growth in sales and earnings has been generated from acquisitions. The Company expects to continue a strategy of identifying and acquiring businesses with complementary products. In connection with this growth strategy, the Company faces certain risks and uncertainties in addition to the risks faced in the Company’s day-to-day operations, including the risks pertaining to integrating acquired businesses, realizing the benefits of acquired technology, utilizing new personnel and operating in new jurisdictions. In addition, the Company may incur debt to finance future acquisitions, and the Company may issue securities in connection with future acquisitions that may dilute the holdings of current and future shareholders. Covenant restrictions relating to additional indebtedness could restrict the Company’s ability to pay dividends, fund capital expenditures, consummate additional acquisitions and significantly increase the Company’s interest expense. Any failure to successfully complete acquisitions or to successfully integrate such strategic acquisitions could have a material adverse effect on the Company’s business, operating results and financial condition.

The Company may have interruptions in or lose business due to the uncertainty of the global economy, specifically related to the lack of available funding for the Company’s customers.

The demand for the Company’s products is significantly affected by the amount of discretionary business and consumer spending, each of which is impacted by the continued uncertainty of the global economy. The Company’s operations could be adversely affected by global economic conditions such as recession, political or social unrest, economic instability, acts of war, military conflict, international hostilities or the perception that hostilities may be imminent, terrorism and changes in diplomatic and trade relationships, including any retaliatory measures, sanctions or tariffs imposed in response to any acts of war or military conflicts, public health concerns or otherwise. The liquidity and financial position of the Company’s customers could also impact their ability to pay in full and/or on a timely basis. This lack of funding could have a negative impact on the Company’s operating results and financial condition.

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

The Company is subject to various laws and regulation. For example, extensive environmental regulations related to air and water quality, the discharge of pollutants, climate change, the handling of toxic waste and the handling and transport of products and components classified as hazardous impact its daily operations. The introduction of new laws or regulations, or changes in existing laws or regulations, could increase the costs of doing business. It is difficult to predict what impact, if any, changes in federal policy, including environmental and tax policies will have on our industry, the economy as a whole, consumer confidence and spending. As a result, the nature, timing and impact on our business of potential changes to the current legal and regulatory frameworks are uncertain. At any given time, the Company may also be subject to litigation or claims related to its products, suppliers, customers, employees, shareholders, distributors, sales representatives, intellectual property or acquisitions, among other things, the disposition of which may have an adverse effect upon the Company’s business, financial condition, or results of operation. The outcome of litigation is difficult to assess or quantify. Lawsuits can result in the payment of substantial damages by defendants. If the Company is required to pay substantial damages and expenses as a result of these or other types of lawsuits, the Company’s business and results of operations would be adversely affected. Regardless of whether any claims against the Company are valid or whether it is liable, claims may be expensive to defend, may cause reputational harm (particularly where any claims relate to significant harm to persons and property) and may divert time and money away from the Company’s operations. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of the Company’s insurance coverage or financial statement accruals for any claims could adversely affect the Company’s business and operating results.

The Company may not be able to successfully manage its intellectual property and may be subject to infringement claims.

The Company relies on a combination of contractual rights and patent, trademark, copyright and trade secret laws to establish and protect its proprietary technology. Third parties may challenge, invalidate, circumvent, infringe or misappropriate the Company’s intellectual property, or such intellectual property may not be sufficient to permit the Company to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product offerings or other competitive harm. Others, including its competitors may independently develop similar technology, duplicate or design around the Company’s intellectual property, and in such cases, it could not assert its intellectual property rights against such parties. The Company may also be subject to costly litigation in the event its technology infringes upon or otherwise violate a third party’s proprietary rights. Any claim from third parties may result in a limitation on its ability to use the intellectual property subject to these claims or the requirement to pay a licensing fee or royalty. The Company may be forced to litigate to enforce or determine the scope and enforceability of its intellectual property rights, trade secrets and know-how, which is expensive, could cause a diversion of resources and may not prove successful, especially in countries where such rights are more difficult to enforce. The loss of intellectual property protection or the inability to obtain third party intellectual property could harm its business and ability to compete.

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could impact the Company’s operating results and financial condition.

The Company is subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating the provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. The Company’s effective tax rates could be affected by numerous factors, including but not limited to, intercompany transactions, the relative amount of its foreign earnings, including earnings being lower than anticipated in jurisdictions where the Company has lower statutory rates and higher than anticipated in jurisdictions where the Company has higher statutory rates, losses incurred in jurisdictions for which the Company is not able to realize the related tax benefit, changes in foreign currency exchange rates, changes in its deferred tax assets and liabilities and any related valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations. In addition, many countries are actively pursuing changes to their tax laws applicable to corporate multinationals such as the proposed U.S. Build Back Better Plan, which potentially could raise the U.S. corporate tax rate. Additionally, due to the COVID-19 pandemic, foreign governments facilitated economic stimulus by enacting new tax legislation throughout 2021. Foreign governments will continue to contemplate future changes to tax law to assist in economic recovery. These future changes could materially affect the Company’s financial position and results of operations.

Risk Factors Related to Human Capital

The Company depends on maintaining a skilled workforce and any interruption in the workforce could negatively impact the Company’s operating results and financial condition.

The Company’s ability to sustain and grow its business requires a commitment to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that the Company has the depth and breadth of personnel with the necessary skill set and experience, the loss of key employees or interruptions in the Company's workforce, including unionization efforts and changes in labor relations, could impede the Company’s ability to deliver its growth objectives and execute its strategy. Additionally, the health of the Company's employees is critical and protection of its employees is the Company's top priority.

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

						Total Approximate
		Type of Facilities				Square Feet
Segment	Location	Manufacturing	Warehouse	R&E	Office	Owned	Leased
United States	United States	2	2	1	3	704,900

Americas	Brazil	1	1	1	1	167,600
	Argentina	1	1		1		26,400
	Canada	2	2	1	2	124,400
	Mexico	1	1		2	113,000	1,100

Asia-Pac	Australia	1	1	1	4	122,900	79,200
	China	1	1	1	1	132,100
	Indonesia	2	1		2	197,900
	Malaysia	1	1				18,600
	Thailand	1	3		1	80,000	49,500
	New Zealand	1	2	1	2	34,200	6,200

EMEA	Great Britain	1	1	1	1	90,400
	Austria	1			1		14,100
	Czech Republic	2	1	1	1		66,700
	South Africa	1	1	1	1	68,800
	Spain	1	1	1	1	63,300	10,800
	Poland	1	1	1	1	175,000

Item 3. Legal Proceedings

Information regarding the Company’s current legal proceedings is presented in Note B of the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable

Item 4A. Information about our Executive Officers

Each executive officer is elected by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal.

Name	Age	Position
Robert G. Ruhlman	65	Chairman, President and Chief Executive Officer
William H. Haag	58	Vice President - Asia-Pacific Region
John M. Hofstetter	57	Executive Vice President - U.S. Operations
Andrew S. Klaus	56	Chief Financial Officer
Dennis F. McKenna	55	Chief Operating Officer
John J. Olenik	51	Vice President - Research and Engineering
Tim O'Shaughnessy	51	Vice President - Human Resources
J. Ryan Ruhlman	38	Vice President - Marketing and Business Development
Caroline S. Vaccariello	55	General Counsel and Corporate Secretary

The following sets forth the name and recent business experience for each person who is an executive officer of the Company at March 4, 2022:

Robert G. Ruhlman was elected Chairman in July 2004. Mr. Ruhlman has served as Chief Executive Officer since July 2000 and as President since 1995 (positions he continues to hold). Mr. Ruhlman is the father of J. Ryan Ruhlman, Vice-President – Marketing and Business Development and a Director of the Company, and of Maegan A. R. Cross, also a Director of the Company.

William H. Haag was elected Vice President - Asia-Pacific Region in January 2018. Prior to that, Mr. Haag served as the Company’s Vice President - International Operations since April 1999.

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

Caroline S. Vaccariello was elected General Counsel and Corporate Secretary in January 2007.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on NASDAQ under the trading symbol “PLPC”. As of March 1, 2022, the Company had approximately 2,900 shareholders of record. The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company’s common shares as reported by the NASDAQ and (ii) the amount per share of cash dividends paid by the Company.

	Year ended December 31
	2021			2020
Quarter	High	Low	Dividend	High	Low	Dividend
First	79.00	64.29	$0.20	$60.76	$36.41	$0.20
Second	81.30	65.45	0.20	55.00	38.43	0.20
Third	75.76	64.50	0.20	60.45	47.25	0.20
Fourth	71.47	57.15	0.20	67.59	48.77	0.20

While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company’s Board of Directors in light of the current needs of the Company. Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.

There were no equity compensation plans not approved by security holders during the year ended December 31, 2021. The approved transactions for the year ended December 31, 2021 are as follows.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(1)	(1)	(2)
Equity compensation plans approved by security holders	239,504	$56.84	612,717

(1)
Of these shares, 192,554 were issued in the form of restricted stock units, which have no exercise price. Accordingly, such shares were not included in the weighted average exercise price. For further detail, refer to Note H, “Share-Based Compensation.”

(2)
The Company’s Long-Term Incentive Plan of 2008 was replaced in May 2016 by the 2016 Incentive Plan. Up to 900,000 of the 1,000,000 shares initially authorized may be issued in the form of restricted shares or units under the new plan. See Note H in the Notes to Consolidated Financial Statements for information relating to the Company’s 2016 Incentive Plan.

Performance Graph

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the Company’s common shares with the cumulative total return of hypothetical investments in the NASDAQ Composite Index and the Peer Group Index based on the respective market price of each investment at December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019, December 31, 2020, and December 31, 2021, assuming in each case an initial investment of $100 on December 31, 2016, and reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Preformed Line Products, the NASDAQ Composite Index,
and Hemscott Industry Group 627 (Industrial Electrical Equipment)

$350
$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Preformed Line Products
NASDAQ Composite
Hemscott Industry Group 627 (Industrial Electrical Equipment)

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	2016	2017	2018	2019	2020	2021
PREFORMED LINE PRODUCTS CO	100.00	123.98	95.79	108.08	124.43	119.02
NASDAQ MARKET INDEX	100.00	129.64	125.96	172.17	249.51	304.85
PEER GROUP INDEX	100.00	116.69	92.92	123.45	166.33	188.14

Purchases of Equity Securities

On July 28, 2021, the Board of Directors authorized a plan to repurchase up to an additional 191,163 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. There were no repurchases under this plan for the three months ended December 31, 2021. There were 242,930 shares remaining to be purchased as of December 31, 2021.

Item 6. Selected Financial Data

[Reserved]

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

We report our segments in four geographic regions: PLP-USA (including corporate), The Americas (includes operations in North and South America, excluding PLP-USA), EMEA (Europe, Middle East & Africa) and Asia-Pacific, in accordance with accounting standards codified in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, “Segment Reporting”. Each segment distributes a full range of our primary products. Our PLP-USA segment is comprised of our U.S. operations manufacturing our traditional products primarily supporting our domestic energy, telecommunications and solar products. Our other three segments, The Americas, EMEA and Asia-Pacific, support our energy, telecommunications, data communication and solar products in each respective geographical region.

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

MARKET OVERVIEW

Our business continues to be concentrated in the energy and communications markets. During the past several years, industry consolidation continued as distributor and service provider integrations occurred in our major markets. There has also been a historical lack of commitment by developed countries to upgrade and strengthen their electrical grids and communication networks despite the growing need. More recently, increasing commodity prices, transportation costs, and foreign currency fluctuations coupled with the varying degrees of recovery from the COVID-19 pandemic throughout the global economy has led to a challenging operating environment. While these factors are likely to continue to provide inherent uncertainty going forward, the COVID-19 pandemic and other large scale environmental events have placed a renewed focus on key infrastructure priorities around the world, including bolstering grid reliability, strengthening grid resilience to climate events, upgrading aging infrastructure, enhancing communication networks and transitioning to renewable energy. Our focused portfolio is well-positioned to respond to these priorities.

In 2021, sales in the energy market continued to remain strong while sales in the communications market increased due to the number and scale of projects in North America and globally. We believe that our leadership position in these and other markets and the ability to deliver reliable products quickly will position us for continued growth as transmission grids are enhanced and extended. As communication networks continue to be upgraded and expanded, our product offering positions us well to participate in the expansion.

Our international business is mostly concentrated in the energy and communications markets, which is where we experienced our most significant top line growth in 2021. Historically, our international sales were primarily related to the medium voltage distribution segment of the energy market but have grown through acquisition and new product development to include a significant contribution from the transmission and telecommunications markets. We expect growth in our communications business from opportunities where deployment of fixed line and wireless telecommunications services and broadband penetration rates remain low as a percentage of the total population.

We believe that we are well positioned to supply the needs of the world’s diverse energy and communication markets as a result of our focused portfolio, strategic operational footprint and product designs and technologies.

PREFACE

The following discussion describes our results of operations for the years ended December 31, 2021 and 2020. Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends.

While the ongoing COVID-19 pandemic has not had a material effect on our overall results, it has continued to create challenges for us in countries that have significant outbreak mitigation strategies, namely, countries in our Asia-Pacific business segment, which led to temporary project postponements and continued to impact results in this segment. We are continuing to actively monitor the impact of COVID-19 on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs. We cannot predict the duration or scope of the COVID-19 pandemic or the magnitude of its impact on our business and results of operations. In addition, the impact of COVID-19 could potentially exacerbate other risks discussed, any of which could have a material adverse effect on the Company. We continue to assess all challenges related to COVID-19 and plan accordingly.

Overall customer demand remained strong and contributed to record net sales revenue of $517.4 million for the year ended December 31, 2021. However, we also experienced significant commodity and transportation cost inflation that negatively affected our earnings. To mitigate the ongoing inflationary pressures, we implemented several price increases in the U.S. and internationally in 2021. Due to the large volume in our order backlog, we expect tailwinds from these increases into 2022, however, continued cost inflation in these areas may require further price adjustments going forward to maintain profit margin, and any price increases may have a negative effect on demand.

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Foreign currencies strengthened against the U.S. dollar in 2021 as opposed weakening in 2020. The fluctuations of foreign currencies during the year ended December 31, 2021 had a favorable impact on net sales of $9.3 million and an unfavorable impact of $16.9 million during the year ended December 31, 2020. The effect of currency translation had a favorable impact on net income in the year ended December 31, 2021 of $0.4 million and an unfavorable impact of $1.3 million in the year ended December 31, 2020. On a reportable segment basis, the impact of foreign currency translation on net sales and net income for the years ended December 31, 2021 and 2020, respectively, was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income (Loss)
(Thousands of dollars)	2021	2020	2021	2020
The Americas	$(893)	$(15,523)	$59	$(1,391)
EMEA	5,295	(777)	335	(26)
Asia-Pacific	4,864	(563)	20	73
Total	$9,266	$(16,863)	$414	$(1,344)

Loss on foreign currency translation on operating income for the year ended December 31, 2021 was $0.7 million. There were transaction losses of $0.3 million that were combined with losses on forward currency contracts of $0.7 million in the year ended

December 31, 2021 and $1.5 million of transaction losses in the year ended December 31, 2020 which were partially mitigated by forward currency contract gains of $0.4 million as summarized in the following table:

	Foreign Currency Translation Impact
	Year Ended December 31
(Thousands of dollars)	2021	2020
Operating income	$47,549	$40,207
Translation loss	733	0
Transaction loss	308	1,455
Net loss (gain) on forward currency contracts	690	(415)
Operating income excluding currency impact	$49,280	$41,247

Despite the continued challenges in the global economy, we believe our business portfolio and our financial position are sound and strategically well-positioned. We remain focused on assessing our global market opportunities and overall manufacturing capacity in conjunction with the requirements of local manufacturing in the markets that we serve. If necessary, we will utilize our global manufacturing network to manage costs, while driving sales and delivering value to our customers. We have continued to invest in our business to expand our market footprint, improve efficiency, develop new products, increase our capacity and become an even stronger supplier to our current and new customers. Our liquidity remains strong and we currently have a bank debt to equity ratio of 18.8%. We can borrow needed funds at a competitive interest rate under our credit facility. A consolidated increase in debt of $3.6 million as of December 31, 2021 was partially a result of current year funding needs for the purchase of a new corporate aircraft to replace the former aircraft which was substantially offset by decreases in debt levels globally, most notably in variable debt instruments. See Note E "Debt and Credit Arrangements" in the Notes to Consolidated Financial Statements for more information related to our debt position.

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the years ended December 31, 2021 and 2020. The Company’s past operating results are not necessarily indicative of future operating results.

	Year Ended December 31
(Thousands of dollars)	2021		2020		Change
Net sales	$517,417	100.0%	$466,449	100.0%	$50,968
Cost of products sold	351,175	67.9	312,436	67.0	38,739
GROSS PROFIT	166,242	32.1	154,013	33.0	12,229
Costs and expenses	118,693	22.9	113,806	24.4	4,887
OPERATING INCOME	47,549	9.2	40,207	8.6	7,342
Other income, net	1,347	0.3	364	0.1	983
INCOME BEFORE INCOME TAXES	48,896	9.5	40,571	8.7	8,325
Income taxes	13,175	2.5	10,810	2.3	2,365
NET INCOME	35,721	6.9	29,761	6.4	5,960
Less: Net loss attributable to noncontrolling interests	8	0.0	42	0.0	(34)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$35,729	6.9%	$29,803	6.4%	$5,926

2021 RESULTS OF OPERATIONS COMPARED TO 2020

Net sales. In 2021, net sales were $517.4 million, an increase of $51.0 million, or 11%, compared to 2020. Excluding the favorable effect of currency translation, net sales increased 9% as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2021	2020	Change	Translation	Translation	Change
Net sales
PLP-USA	$257,602	$201,277	$56,325	$0	$56,325	28%
The Americas	70,732	74,192	(3,460)	(893)	(2,567)	(3)
EMEA	95,922	91,108	4,814	5,295	(481)	(1)
Asia-Pacific	93,161	99,872	(6,711)	4,864	(11,575)	(12)
Consolidated	$517,417	$466,449	$50,968	$9,266	$41,702	9%

The increase in PLP-USA net sales of $56.3 million, or 28%, was primarily due to a volume increase in communication and energy product sales, combined with benefits resulting from price increases in June and October of 2021. International net sales for the year ended December 31, 2021 were favorably affected by $9.3 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $70.7 million decreased $2.6 million, or 3%, primarily due to decreased volume in energy product sales, partially offset by an in increase in communication product sales. EMEA net sales of $95.9 million decreased $0.5 million, or 1%, primarily due to volume decreases in communication products in the region. The Asia-Pacific net sales of $93.2 million decreased $11.6 million, or 12%, compared to 2020 primarily due to the continued volume decreases from the postponement of large-scale projects caused by the ongoing COVID-19 pandemic.

Gross Profit. Gross profit of $166.2 million for 2021 increased $12.2 million, or 8%, compared to 2020. Excluding the favorable effect of currency translation, gross profit increased $9.2 million, or 6%, as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2021	2020	Change	Translation	Translation	Change
Gross profit
PLP-USA	$87,740	$75,182	$12,558	$0	$12,558	17%
The Americas	23,312	23,854	(542)	(141)	(401)	(2)
EMEA	30,839	31,019	(180)	1,805	(1,985)	(6)
Asia-Pacific	24,351	23,958	393	1,415	(1,022)	(4)
Consolidated	$166,242	$154,013	$12,229	$3,079	$9,150	6%

PLP-USA gross profit of $87.7 million increased by $12.6 million, or 17%, compared to 2020 mostly due to an increase in sales of $56.3 million and a shift in mix toward higher margin products, most notably in the communications market, partially offset by the negative impact of rising commodity prices, freight costs, inflation and an increase in warranty costs. Incremental price increases were enacted in the PLP-USA region in 2021 to further mitigate the ongoing inflation and commodity price increases. International gross profit for the year ended December 31, 2021 was favorably impacted by $3.1 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit decreased $.4 million, or 2%, which was primarily the result of the year-over-year decrease in net sales. EMEA gross profit decreased $2.0 million year-over-year, partially as a result of decreased sales of $0.5 million combined with increased expenses in the region, largely due to higher freight and raw material costs. Asia-Pacific’s gross profit decreased $1.0 million when compared to the year ended December 31, 2020, largely as a result of the year-over-year decrease in sales of $11.6 million, partially offset by manufacturing cost savings.

Costs and expenses. Costs and expenses of $118.7 million for the year ended December 31, 2021 increased $4.9 million, or 4%, when compared to 2020. Excluding the unfavorable effect of currency translation, costs and expenses increased $2.5 million, or 2%, as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2021	2020	Change	Translation	Translation	Change
Costs and expenses
PLP-USA	$55,111	$52,794	$2,317	$0	$2,317	4%
The Americas	13,807	16,008	(2,201)	(335)	(1,866)	(12)
EMEA	25,505	22,636	2,869	1,324	1,545	7
Asia-Pacific	24,270	22,368	1,902	1,357	545	2
Consolidated	$118,693	$113,806	$4,887	$2,346	$2,541	2%

PLP-USA costs and expenses of $55.1 million increased $2.3 million, or 4% year-over-year. PLP-USA’s increase was mainly attributable to increased commissions of $2.1 million, a year-over-year incremental loss on foreign currency exchange of $1.3 million, partially offset by the prior year loss on sale of capital assets of $1.0 million combined with miscellaneous net decreases of $0.1 million. PLP’s foreign currency exchange losses were primarily related to translating into U.S. dollars its foreign currency denominated loans, trade receivables and royalty receivables from its foreign subsidiaries at the December 2021 year-end exchange rates. PLP’s costs and expenses for the year ended December 31, 2020 were unfavorably impacted by $2.3 million when local currencies were translated to U.S. dollars. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses decrease of $1.9 million was primarily due to a prior year litigation reserve of $2.2 million, partially offset by miscellaneous net decreases of $0.3 million. EMEA costs and expenses of $25.5 million increased $1.5 million mainly due to higher personnel related costs of $1.8 million, partially offset by a decrease in bad-debt expense of $0.3 million. Asia-Pacific costs and expenses of $24.3 million increased $0.5 million primarily due to an increase in personnel related costs.

Other income, net. Other income, net of $1.3 million for the year ended December 31, 2021 was favorable by $1.0 million when compared to other income, net for the twelve months ended December 31, 2020 of $0.4 million. Other income, net for year ended December 31, 2021 includes a pre-tax recovery of approximately $2.1 million related to a recent Brazilian Supreme Court decision that granted the Company the right to recover, through offset of federal tax liabilities, certain tax overpayments collected by the Brazilian government. During the year ended December 31, 2020, the Asia-Pacific segment recorded $1.1 million of income for COVID-19 related government subsidies which did not recur in 2021 which partially offset the current year income realized in Brazil.

Income taxes. Income taxes for the years ended December 31, 2021 and 2020 were $13.2 million and $10.8 million, respectively, based on pre-tax income of $48.9 million and $40.6 million, respectively. The effective tax rate for the years ended December 31, 2021 and 2020 was 27.0% and 26.6%, respectively, compared to the U.S. federal statutory rate of 21.0%. Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S. federal statutory income tax rate, and the relative amount of income earned in those jurisdictions where such earnings are permanently reinvested. It is also affected by discrete items that may occur in any given period but are not consistent from year to year. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0%:

2021

1.
A $0.8 million, or 1.6%, net increase resulting from higher U.S. permanent items primarily related to limitations on the deductibility of executive compensation, plus credits.
2.
A $1.0 million, or 2.0%, net increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.
3.
A $0.7 million, or 1.4%, net increase resulting from state and local taxes, net of federal benefit.

2020

1.
A $0.7 million, or 1.7%, net increase resulting from higher U.S. permanent items primarily related to limitations on the deductibility of executive compensation, plus credits.
2.
A $0.2 million, or 0.6%, net decrease resulting from losses in certain jurisdictions where no tax benefit was previously recognized.
3.
A $1.3 million, or 3.2%, net increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.
4.
A $0.9 million, or 2.2%, net increase resulting from state and local taxes, net of federal benefit.

Net income. As a result of the preceding items, net income for the year ended December 31, 2021 was $35.7 million, compared to $29.8 million for 2020. Excluding the effect of currency translation, net income increased $5.5 million as summarized in the following table:

	Year Ended December 31
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2021	2020	Change	Translation	Translation	Change
Net income
PLP-USA	$24,384	$16,564	$7,820	$0	$7,820	47%
The Americas	8,351	5,068	3,283	59	3,224	64
EMEA	3,715	6,644	(2,929)	335	(3,264)	(49)
Asia-Pacific	(721)	1,527	(2,248)	20	(2,268)	(149)
Consolidated	$35,729	$29,803	$5,926	$414	$5,512	18%

PLP-USA’s net income of $24.4 million increased $7.8 million year-over-year, mainly due to an increase in operating income of $10.2 million, partially offset by an increase in income tax expense of $2.5 million. International net income for the year ended December 31, 2021 was favorably affected by approximately $0.4 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income of $8.4 million increased $3.2 million mainly as a result of a $1.5 million increase in operating income combined with an increase in other income (expense) of $2.5 million, partially offset by an increase in income tax expense of $0.7 million. EMEA net income decreased $3.3 million as a result of a $3.5 million decrease in operating income, partially offset by a decrease in income tax expense. Asia-Pacific net income decreased $2.3 million mainly as a result of a $1.6 million decrease in operating income, a decrease in other income, net of $0.9 million, partially offset by a decrease in income tax expense for the region of $0.2 million.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In 2021, we used cash of $18.4 million for capital expenditures. At December 21, 2021, we had $36.4 million of cash, cash equivalents and restricted cash (collectively “Cash”). Our Cash is held in various locations throughout the world. At December 31, 2021, the majority of our cash is held outside the U.S.

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

Our financial position remains strong and our current ratio at December 31, 2021 and 2020 was 2.6 to 1 and 2.4 to 1, respectively. Total debt, including Notes payable, at December 31, 2021 was $59.6 million. On April 17, 2020, we extended the term on its $65.0 million Credit Facility (the "Facility") from June 30, 2021 to June 30, 2024 and added its Austrian subsidiary as a borrower on the Facility. All other terms remained the same, including the interest rate at LIBOR plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the LIBOR spread becomes 1.500%. At December 31, 2021, we had the following borrowings on the $65.0 million Facility; the U.S. borrowed $3.4 million at 1.205%, our Polish subsidiary borrowed $6.1 million at 2.455%, our Australian subsidiary borrowed $2.4 million at 2.980% and our Austrian subsidiary borrowed $1.4 million at 1.216%. Under the Facility, at December 31, 2021, we had utilized $13.3 million with $51.7 million available, net of long-term outstanding letters of credit of $0.1 million. Our bank debt to equity percentage was 18.8%. The Facility agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability. At December 31, 2021, we were in compliance with these covenants.

On March 2, 2022, the we entered into an amendment to the Facility to increase the borrowing capacity from $65.0 million to $90.0 million. As part of this amendment, the index used to determine the interest rate changed from LIBOR to the Bloomberg Short Term Bank Yield Index ("BSBY"). The interest rate will now be defined as BSBY plus 1.125% unless the funded debt to Earnings before Interest, Taxes and Depreciation ration exceeds 2.25 to 1, at which point the BSBY spread becomes 1.500%. The amendment also allows us to change our rate from BSBY to the Second Overnight Financing Rate ("SOFR") at the its discretion. The amendment extended the maturity from June 30, 2024 to March 2, 2026. All other terms remain the same.

Our Asia-Pacific segment had $0.2 million and $0.6 million in restricted cash at December 31, 2021 and 2020, respectively. The restricted cash was used to secure bank debt and is included in Cash and Other assets for the years ended December 31, 2021 and 2020, respectively, on the balance sheet.

We sold our corporate aircraft in December of 2020, thereby eliminating the balance due on the previous loan which was secured by the corporate aircraft. The proceeds of the sale were used to pay off the debt associated with the former aircraft. On January 19, 2021, the Company received funding for a term loan in the amount of $20.5 million to fund the purchase of a new corporate aircraft. At December 31, 2021, the outstanding balance on the term loan was $18.8 million, of which $2.1 million was classified as current. See Note E in the Notes to Consolidated Financial Statements for more information.

We expect that our major source of funding for 2022 and beyond will be our operating cash flows, our existing cash and cash equivalents as well as our Credit Facility agreement. We earn a significant amount of our operating income outside the United States, which, except for current earnings in certain jurisdictions, is deemed to be indefinitely reinvested in foreign jurisdictions. We currently do not intend nor foresee a need to repatriate these funds. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months and thereafter for the foreseeable future. In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions. We also believe that we can further expand our borrowing capacity, if necessary; however, we do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

Sources and Uses of Cash

Cash at December 31, 2021 decreased $8.8 million when compared to December 31, 2020. Net Cash provided by operating activities was $33.6 million. The most significant net investing and financing uses of Cash were net payments of debt of $14.2 million, capital expenditures of $18.4 million, share repurchases of $5.3 million and dividends paid of $4.1 million. Currency had an unfavorable impact of $0.9 million on Cash when translating foreign denominated financial statements to U.S. dollars.

Net Cash provided by operating activities for the years ended December 31, 2021 and 2020 was $33.6 million and $41.6 million, respectively. The $8.0 million decrease was primarily a result of an increase in cash used to fund working capital of $26.9, partially offset by miscellaneous net favorable movements in non-cash items of $12.9 million and an increase in net income of $6.0 million.

Net Cash used in investing activities of $18.2 million for the year ended December 31, 2021 represents an increase of $4.2 million when compared to Cash used in investing activities for the year ended December 31, 2020. The increased use of Cash was primarily related to the prior year Cash proceeds from the sale of property and equipment of $10.5 million, primarily from the sale of the corporate aircraft, partially offset by a decrease in capital expenditures of $6.2 million.

Cash used in financing activities for both years ended December 31, 2021 and 2020 was $23.2 million. The year-over-year change in cash usage was due to an increase in net debt payments of $4.5 million, partially offset by a year-over-year decrease in cash used in capital stock transactions of $4.4 million.

We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and capital leases, primarily for equipment. See Note F in the Notes to Consolidated Financial Statements for more information.

As of December 31, 2021, the Company had total outstanding guarantees of $10.0 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of December 31, 2021, the Company had total outstanding letters of credit of $2.2 million.

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

Allowance for Credit Losses

We maintain an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. We record estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for credit losses represents approximately 3.0% and 2.8% of our trade receivables balance at December 31, 2021 and 2020, respectively.

Excess and Obsolescence Reserves

We provide excess and obsolescence reserves to state inventories at the lower of cost or estimated net realizable value. We identify inventory items that have had no usage or are in excess of the usages over the historical 12 to 24 months. A management team with representatives from marketing, manufacturing, engineering and finance reviews these inventory items, determines the disposition of the inventory and assesses the net realizable value based on their knowledge of the product and market conditions. These conditions include, among other things, future demand for product, product utility, unique customer order patterns or unique raw material purchase patterns, changes in customer and quality issues. The reserve for excess and obsolete inventory was 6.6% and 7.5% of gross inventory for the years ended December 31, 2021 and December 31, 2020, respectively. If the impact of market conditions deteriorates from those projected by management, additional inventory reserves may be necessary.

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

Goodwill

Our measurement date for our annual impairment test is October 1 of each year. We did not have any impairment for goodwill for the years ended December 31, 2021 or 2020. See Note J for additional information.

We may use both quantitative and qualitative approaches when testing goodwill for impairment. For selected reporting units where the qualitative approach is utilized, a qualitative evaluation of events and circumstances impacting the reporting unit is performed to determine if it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. If that determination is made, no further evaluation is necessary. Otherwise, the Company performs a quantitative impairment test on the reporting unit.

For the quantitative approach, the Company uses a combination of the income approach, which uses a discounted cash flow methodology, and the market approach, which uses comparable market multiples, in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. The fair value estimates are subjective and sensitive to significant assumptions, such as revenue growth rates, operating margins, the weighted-average cost of capital ("WACC"), and estimated market multiples, of which are affected by expectations of future market or economic conditions. The Company believes that the methodologies, significant assumptions, and weightings used are reasonable and result in appropriate fair values of the reporting units.

Impairment assessments inherently involve management judgments regarding a number of assumptions. Due to the multiple variables inherent in arriving at the estimates of the reporting unit's fair value, differences in assumptions could have an effect on the estimated fair value of a reporting unit and could result in goodwill impairment charges in a future period.

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

Pension Obligations

We record obligations and expenses related to a pension benefit plan based on actuarial valuations, which include key assumptions on discount rates, expected returns on plan assets and compensation increases. These actuarial assumptions are reviewed annually and modified as appropriate. The effect of modifications is generally recorded or amortized over future periods. The discount rate of 2.92% at December 31, 2021 reflects an analysis of yield curves as of the end of the year and the schedule of expected cash needs of the plan. The expected long-term return on plan assets of 6.50% reflects the plan’s historical returns and represents our best estimate of the likely future returns on the plan’s asset mix. We believe the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries. However, an increase in the discount rate would decrease the plan obligations and the net periodic benefit cost, while a decrease in the discount rate would increase the plan obligations and the net periodic benefit cost. In addition, an increase in the expected long-term return on plan assets would decrease the net periodic pension cost, while a decrease in expected long-term return on plan assets would increase the net periodic pension cost.

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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar. Revenue from operations in Argentina represented less than 1% of total consolidated net sales for the year ended December 31, 2021 and less than 2% of consolidated net sales for the years ended December 31, 2020 and 2019.

As of December 31, 2021, the Company had $0.5 million in foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading purposes.

The Company's primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $5.3 million and on income before tax of $1.6 million.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of long-term borrowings of $43.2 million at December 31, 2021. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $0.6 million for the year ended December 31, 2021.

Included in the Company’s accounting for the defined benefit pension plan (“Plan”) are assumptions on future discount rates and the expected return on Plan assets. The Company considers current market conditions, including changes in interest rates and Plan asset investment returns. Actuarial assumptions may differ materially from actual results due to changing market, demographic and economic conditions or higher or lower withdrawal rates. These differences may result in a significant impact to the amount of net pension expense or income recorded in the future.

A discount rate is used to determine the present value of future payments. In general, our liability increases as the discount rate decreases and decreases as the discount rate increases. The discount rate used to determine the future benefit obligation was 2.92% and 2.69% at December 31, 2021 and 2020, respectively. The discount rate is a significant factor in determining the amounts reported. A 50 basis point change in the discount rate of 2.92% used at December 31, 2021 would have a $3.4 million effect on the Plan’s projected benefit obligation.

The Company developed the expected return on Plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns. The Company assumed an expected rate of return of 6.50% and 7.00% for the years ended December 31, 2021 and 2020, respectively. A 50 basis point change in the expected rate of return would have a $0.2 million effect on the Plan’s subsequent year’s net periodic pension cost.

As discussed elsewhere in this report, the continuing effects of COVID-19 could negatively impact the Company’s business and results of operations. Since we cannot predict the duration or scope of the COVID-19 pandemic or the possibility or severity of new variants, the potential negative financial impact to the Company’s results cannot be reasonably estimated but could be material. Although the recent deployment of vaccinations is expected to mitigate potential future adverse impact, the impact cannot be predicted with certainty.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Preformed Line Products Company

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Preformed Line Products (the Company) as of December 31, 2021 and 2020, the related Statements of Consolidated Income, Comprehensive Income, Cash Flows, and Shareholders' Equity for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2022 expressed an unqualified opinion thereon.

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

Quantitative Impairment Assessment of Goodwill

Description of the matter How we addressed the matter in our audit

At December 31, 2021, the Company’s goodwill was $28.2 million. As discussed in Note J to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level or more frequently if impairment indicators arise using either a qualitative or quantitative assessment. Under the quantitative assessment, goodwill is tested for impairment utilizing a combination of the income approach, which uses a discounted cash flow methodology, and the market approach, which uses comparable company market multiples, to estimate the fair value of each reporting unit.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008

Cleveland, Ohio

March 4, 2022

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	2021	2020
	(Thousands of dollars, except share and per share data)
ASSETS
Cash, cash equivalents and restricted cash	$36,406	$45,175
Accounts receivable, less allowances of $3,744 ($3,464 in 2020)	98,203	92,686
Inventories - net	114,507	97,537
Prepaid expenses	19,778	17,660
Other current assets	3,217	3,256
TOTAL CURRENT ASSETS	272,111	256,314
Property, plant and equipment - net	149,774	125,965
Operating lease, right-of-use assets	12,400	13,139
Goodwill	28,194	29,508
Other intangible assets - net	12,039	14,443
Deferred income taxes	3,839	10,863
Other assets	10,661	10,855
TOTAL ASSETS	$489,018	$461,087
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable	$42,376	$31,646
Notes payable to banks	16,423	17,428
Operating lease liabilities, current	1,986	2,240
Current portion of long-term debt	3,116	5,216
Accrued compensation	13,756	14,736
Accrued expenses and other liabilities	17,522	17,508
Accrued profit-sharing and other benefits	7,947	8,252
Dividends payable	1,301	1,292
Income taxes payable	1,108	5,456
TOTAL CURRENT LIABILITIES	105,535	103,774
Long-term debt, less current portion	40,048	33,333
Pension obligation	3,653	5,826
Operating lease liabilities, non-current	8,154	8,743
Deferred income taxes	2,791	2,921
Other noncurrent liabilities	12,737	14,421
SHAREHOLDERS' EQUITY
Shareholders' equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 4,907,143 and 4,902,233 issued and outstanding, at December 31, 2021 and December 31, 2020, respectively	13,185	13,028
Common shares issued to rabbi trust, 243,138 and 265,508 shares at December 31, 2021 and December 31, 2020, respectively	(10,102)	(10,940)
Deferred compensation liability	10,102	10,940
Paid-in capital	47,814	43,134
Retained earnings	410,673	379,035
Treasury shares, at cost, 1,685,387 and 1,611,927 shares at December 31 and
December 31, 2020, respectively	(93,836)	(88,568)
Accumulated other comprehensive loss	(61,719)	(54,551)
TOTAL PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS' EQUITY	316,117	292,078
Noncontrolling interest	(17)	(9)
TOTAL SHAREHOLDERS' EQUITY	316,100	292,069
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$489,018	$461,087

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31
	2021	2020	2019
	(In thousands, except per share data)
Net sales	$517,417	$466,449	$444,861
Cost of products sold	351,175	312,436	304,266
GROSS PROFIT	166,242	154,013	140,595
Costs and expenses
Selling	40,539	35,637	36,609
General and administrative	55,257	56,335	51,806
Research and engineering	19,188	17,625	17,187
Other operating expenses - net	3,709	4,209	2,366
	118,693	113,806	107,968
OPERATING INCOME	47,549	40,207	32,627
Other income (expense)
Interest income	169	259	783
Interest expense	(2,023)	(2,396)	(2,217)
Other income - net	3,201	2,501	265
	1,347	364	(1,169)
INCOME BEFORE INCOME TAXES	48,896	40,571	31,458
Income tax expense	13,175	10,810	8,122
NET INCOME	$35,721	$29,761	$23,336
Net loss (income) attributable to noncontrolling interests	8	42	(33)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$35,729	$29,803	$23,303
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,907	4,923	5,031
Diluted	4,970	4,984	5,087
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$7.28	$6.05	$4.63
Diluted	$7.19	$5.98	$4.58

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31
	2021	2020	2019
	(Thousands of dollars)
Net income	$35,721	$29,761	$23,336
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(8,376)	3,835	2,028
Recognized net actuarial gains	469	363	397
Gain (loss) on unfunded pension obligations	739	(1,396)	(195)
Other comprehensive (loss) income, net of tax	(7,168)	2,802	2,230
Less: Comprehensive loss (income) attributable to noncontrolling interests	8	42	(33)
Comprehensive income attributable to Preformed Line Products Company shareholders	$28,561	$32,605	$25,533

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31
	2021	2020	2019
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$35,721	$29,761	$23,336
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	15,564	13,838	13,748
Provision for accounts receivable allowances	2,895	2,053	2,132
Provision for inventory reserves	3,052	2,035	1,283
Deferred income taxes	6,544	(3,380)	(1,274)
Share-based compensation expense	4,163	4,089	4,396
(Gain) loss on sale of property and equipment	(184)	1,108	10
Other - net	656	6	292
Changes in operating assets and liabilities assets:
Accounts receivable	(11,576)	(10,539)	(9,777)
Inventories	(24,154)	80	(9,455)
Prepaid expenses	(2,974)	(8,786)	(932)
Trade accounts payables and accrued liabilities	11,558	6,952	6,087
Accrued income and other taxes	(4,332)	3,470	634
Contributions to company pension plan	0	(330)	0
Other - net	(3,335)	1,285	(3,263)
NET CASH PROVIDED BY OPERATING ACTIVITIES	33,598	41,642	27,217
INVESTING ACTIVITIES
Capital expenditures	(18,384)	(24,569)	(29,467)
Proceeds from the sale of property and equipment	141	10,525	54
Purchase of marketable securities	0	0	(496)
Proceeds from sale of marketable securities	0	0	2,309
Purchase of company owned life insurance policies	0	0	(2,309)
Acquisition of businesses, net of cash	0	0	(18,894)
NET CASH USED IN INVESTING ACTIVITIES	(18,243)	(14,044)	(48,803)
FINANCING ACTIVITIES
Increase (decrease) in notes payable to banks	376	9,465	(355)
Proceeds from long-term debt	98,919	90,847	93,036
Payments of long-term debt	(113,537)	(110,083)	(64,124)
Dividends paid	(4,128)	(4,184)	(4,230)
Proceeds from issuance of common shares	409	252	213
Purchase of common shares for treasury	(177)	(5,836)	(2,800)
Purchase of common shares for treasury from related parties	(5,092)	(3,626)	(4,026)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(23,230)	(23,165)	17,714
Effects of exchange rate changes on cash and cash equivalents	(894)	1,479	(775)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,769)	5,912	(4,647)
Cash, cash equivalents and restricted cash at beginning of year	45,175	39,263	43,910
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR(1)	$36,406	$45,175	$39,263

(1) Non-cash investing and financing activities: The Company purchased a new corporate aircraft during the year ended December 31, 2021 with a term loan in the principal amount of $20.5 million. For further information regarding this transaction, refer to Note E, “Debt and Credit Arrangements.”

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)

Balance at January 1, 2019	$12,662	$(11,008)	$11,008	$34,401	$334,170	$(72,280)	$(53,710)	$(5,873)	$249,370	$0	$249,370
Net income					23,303				23,303	33	23,336
Foreign currency translation adjustment							2,028		2,028		2,028
Recognized net actuarial gain, net of tax provision of $123								397	397		397
Loss on unfunded pension obligations, net of tax benefit of $60								(195)	(195)		(195)
Total comprehensive income									25,533	33	25,566
Share-based compensation				4,396	(167)				4,229		4,229
Purchase of 120,848 common shares						(6,826)			(6,826)		(6,826)
Issuance of 88,377 common shares	186			57					243		243
Common shares distributed from rabbi trust of 1,989, net		27	(27)						0		0
Cash dividends declared - $0.80 per share					(4,014)				(4,014)		(4,014)
Balance at December 31, 2019	$12,848	$(10,981)	$10,981	$38,854	$353,292	$(79,106)	$(51,682)	$(5,671)	$268,535	$33	$268,568
Net income					29,803				29,803	(42)	29,761
Foreign currency translation adjustment							3,835		3,835		3,835
Recognized net actuarial gain, net of tax provision of $112								363	363		363
Loss on unfunded pension obligations, net of tax benefit of $433								(1,396)	(1,396)		(1,396)
Total comprehensive income									32,605	(42)	32,563
Share-based compensation				4,089	(148)				3,941		3,941
Purchase of 120,848 common shares						(9,462)			(9,462)		(9,462)
Issuance of 88,377 common shares	180			191					371		371
Common shares distributed from rabbi trust of 19,396, net		41	(41)						0		0
Cash dividends declared - $0.80 per share					(3,912)				(3,912)		(3,912)
Balance at December 31, 2020	$13,028	$(10,940)	$10,940	$43,134	$379,035	$(88,568)	$(47,847)	$(6,704)	$292,078	$(9)	$292,069
Net income					35,729				35,729	(8)	35,721
Foreign currency translation adjustment							(8,376)		(8,376)		(8,376)
Recognized net actuarial gain, net of tax provision of $145								469	469		469
Loss on unfunded pension obligations, net of tax benefit of $229								739	739		739
Total comprehensive income									28,561	(8)	28,553
Share-based compensation				4,163	(166)				3,997		3,997
Purchase of 73,460 common shares						(5,268)			(5,268)		(5,268)
Issuance of 78,730 common shares	157			517					674		674
Common shares distributed from rabbi trust of 22,370, net		838	(838)						0		0
Cash dividends declared - $0.80 per share					(3,925)				(3,925)		(3,925)
Balance at December 31, 2021	$13,185	$(10,102)	$10,102	$47,814	$410,673	$(93,836)	$(56,223)	$(5,496)	$316,117	$(17)	$316,100

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

Accounts Receivable Allowances

The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make required payments. Prior to the adoption of Financial Accounting Standards Board (“FASB”) ASC 326 “Financial Instruments – Credit Losses", the allowances for uncollectible accounts receivable were based upon the number of days the accounts are past due, the current business and macroeconomic environment, geographic considerations and specific information such as bankruptcy or liquidity issues of its customers. Rather than recognizing losses when they are deemed to be probable, the Company now uses a current expected credit loss model in order to immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments, mainly trade receivables. Additionally, the allowance is based upon identified delinquent accounts, customer payment patterns and other analyses of historical data trends. The Company also maintains an allowance for future sales credits related to sales recorded during the year. The estimated allowance is based on historical sales credits issued in the subsequent year related to the prior year and any significant, preapproved open return good authorizations as of the balance sheet date.

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

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying value of the assets are impaired and the undiscounted future cash flows estimated to be generated by such assets are less than the carrying value. The Company’s cash flows are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is then reduced to fair value. The estimate of fair value represents the Company’s best estimate based on industry trends and reference to market rates and transactions. The Company did not record any impairment to long-lived assets during the years ended December 31, 2021 and 2020.

Goodwill and Other Intangibles

Goodwill and other intangible assets are generally recoded as a result of a business acquisition. Goodwill represents the excess of purchase price over the fair value of the tangible and identifiable net assets acquired during a business combination and is not subject to amortization but is subject to annual impairment testing. Goodwill is reviewed for impairment annually on October 1 or more frequently when changes in circumstances indicate the carrying amount may be impaired. Such events or changes may include, but are not limited to, a significant deterioration in overall economic conditions, changes in the business climate of the Company's industry, overall performance indicators, a decline in the Company's market capitalization, business reorganization or restructuring or disposal of all or part of a reporting unit.

Goodwill is tested for impairment at the reporting unit level, and is based on the net assets for each reporting unit, including goodwill and intangible assets. The Company’s reporting units are equivalent to the reportable operating segments, except for the Americas segment which has two reporting units (Canada and Other Americas). Goodwill is assigned to each reporting unit, as this represents the lowest level that constitutes a business and is the level at which management regularly reviews the operating results. The Other Americas reporting unit does not have any allocated goodwill.

Intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, technology, customer backlogs, trademarks and land use rights, are generally amortized over periods from four years to eighty-two years. The Company has no indefinite lived intangible assets other than goodwill. The Company’s intangible assets with finite lives are generally amortized over the period in which the economic benefits of the intangibles are consumed, using either a projected cash flow basis method or the straight-line method. The straight-line method is used in circumstances in which it better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise expire compared to using a projected cash flow basis method. An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis and when events and circumstances warrant an evaluation. The Company assesses intangible assets with a determinable life for impairment when the carrying amount may not be recoverable, consistent with its policy for assessing other long-lived assets. Approximately $0.3 million of impairment charges were recorded in 2021 related to finite-lived intangible assets.

The Company may use both quantitative and qualitative approaches when testing goodwill for impairment. A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and gross profit margins, discount rates and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each reporting unit to determine if it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. If that determination is made, no further evaluation is necessary. Otherwise, the Company performs a quantitative impairment test on the reporting unit.

For the quantitative approach, the Company uses a combination of the income approach, which uses a discounted cash flow methodology, and the market approach, which uses comparable market multiples, in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. The fair value estimates are subjective and sensitive to significant assumptions, such as future cash flows, revenue growth rates, operating margins, the weighted-average cost of capital ("WACC"), and estimated market multiples, of which are affected by expectations of future market or economic conditions. The future cash flows are based on the Company’s long-term operating plan and a terminal value was used to estimate the reporting unit’s cash flows beyond the period covered by the operating plan. The WACC is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. The Company believes that the methodologies, significant assumptions, and weightings used are reasonable and result in appropriate fair values of the reporting units.

Impairment assessments inherently involve management judgments regarding a number of assumptions such as those described above. Due to the multiple variables inherent in arriving at the estimates of the reporting unit's fair value, differences in assumptions could have an effect on the estimated fair value of a reporting unit and could result in goodwill impairment charges in a future period.

Revenue Recognition

Net sales include products and shipping and handling charges, net of estimates for product returns. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies the performance obligations under the contract and control of the product is transferred to the customer, primarily based on shipping terms. Revenue for shipping and handling charges are recognized at the time the products are shipped to, delivered to or picked up by the customer. Payment terms vary by the type and location of the customer and the products offered but are generally short-term in nature. The Company estimates product returns based on historical return rates.

Research and Development

Research and development costs for new products are expensed as incurred and totaled $3.3 million in 2021, $2.8 million in 2020 and $3.0 million in 2019.

Income Taxes

Income taxes are computed in accordance with the provisions of FASB ASC 740, “Income Taxes” and includes U.S. (federal and state) and foreign income taxes. In the Consolidated Financial Statements, the benefits of a consolidated return have been reflected where such returns have or could be filed based on the entities and jurisdictions included in the financial statements.

Uncertain tax positions are recorded in accordance with ASC 740 on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than likely than not to be realized upon ultimate settlement with the related tax authority.

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

Advertising

Advertising costs are expensed as incurred and totaled $1.5 million in 2021, $0.3 million in 2020 and $1.9 million in 2019.

Foreign Currency Translation

Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the Consolidated Balance Sheet. The translation adjustments are recorded in Accumulated other comprehensive income (loss). Revenues and expenses are translated at weighted average exchange rates in effect during the period. Transaction gains and losses arising from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income and expense as incurred. Aggregate transaction losses, including hedge activity, for both years ended December 31, 2021 and 2020 was $1.0 million and was $1.2 million for the year ended December 31, 2019. Upon sale or substantially complete liquidation of an investment in a foreign entity, the cumulative translation adjustment for that entity is reclassified from Accumulated other comprehensive income (loss) to earnings.

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar. The impact to the Company’s consolidated financial statements for accounting of the Argentina subsidiary under highly inflationary economy rules is not material. Revenue from operations in Argentina was less than 1% of total consolidated net sales for both years ended December 31, 2021 and 2020 and less than 2% of consolidated net sales for the year ended December 31, 2019.

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

Fair value estimates are based on a series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. Management values property, plant and equipment using the cost approach supported where available by observable market data, which includes consideration of obsolescence. Acquired inventories are marked to fair value. For certain items, the carrying value is determined to be a reasonable approximation of fair value based on information available to the Company.

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

Recently Adopted Accounting Pronouncements

On January 1, 2021, the Company adopted Account Standards Update (ASU) 2019-12, Income Taxes (ASC 740) – Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of ASU 2019-12 did not have a material impact on the Consolidated financial statements.

No other recently issued or effective ASU's had, or are expected to have, a material impact on the Company's results of operations, financial condition or liquidity.

Note B - Other Financial Statement Information

Inventories – net

	December 31
	2021	2020
Raw materials	$76,636	$53,947
Work-in-process	10,117	9,272
Finished products	37,216	38,801
	123,969	102,020
Excess of current cost over LIFO cost	(9,462)	(4,483)
	$114,507	$97,537

Costs for inventories of certain material, mainly in the U.S., are determined using the LIFO method and totaled approximately $44.0 million and $32.0 million at December 31, 2021 and 2020, respectively. The Company’s reserves for slow-moving and obsolete inventory at December 31, 2021 and 2020 were $10.6 million and $9.9 million, respectively.

Property and equipment – net

Major classes of property, plant and equipment are as follows:

	December 31
	2021	2020
Land and improvements	$21,039	$22,132
Buildings and improvements	99,403	97,909
Machinery, equipment and aircraft	204,945	176,377
Construction in progress	10,605	9,563
	335,992	305,981
Less accumulated depreciation	(186,218)	(180,016)
	$149,774	$125,965

Depreciation of property and equipment was $13.6 million in 2021, $12.2 million in 2020 and $12.3 million in 2019. Machinery, equipment and aircraft includes $0.6 million and $0.3 million of financing leases at December 31, 2021 and 2020, respectively.

Legal proceedings

The Company can be party to a variety of pending legal proceedings and claims arising in the normal course of business, including, but not limited to, litigation relating to employment, workers’ compensation, product liability, environmental and intellectual property. The Company has liability insurance to cover many of these claims.

Although the outcomes of these matters are not predictable with certainty, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the event the Company determines that a loss is not probable, but is reasonably possible, and the likelihood to develop what the Company believes to be a reasonable range of potential loss exists, the Company will include disclosure related to such matters. To the extent that there is a reasonable possibility the losses could exceed amounts already accrued, the Company will adjust the accrual in the period in which the determination is made, disclose an estimate of the additional loss or range of loss and if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. During the years ended December 31, 2021 and 2020, the Company maintained approximately $2.3 million and $2.2 million, respectively, representing its best estimate for losses to be incurred on global legal matters.

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

Net periodic pension cost for the Plan consists of the following components for the year ended December 31:

	2021	2020	2019
Service cost	$0	$0	$299
Interest cost	1,138	1,301	1,411
Expected return on plan assets	(2,343)	(2,251)	(1,946)
Recognized net actuarial loss	614	475	520
Net periodic pension (income) cost	$(591)	$(475)	$284

The following tables set forth benefit obligations, plan assets and the accrued benefit cost of the Plan at December 31:

	2021	2020
Projected benefit obligation at beginning of the year	$42,582	$37,936
Interest cost	1,138	1,301
Actuarial (gain) loss	(958)	4,590
Benefits paid	(1,352)	(1,245)
Projected benefit obligation at end of year	$41,410	$42,582

Fair value of plan assets at beginning of the year	$36,756	$32,658
Actual return on plan assets	2,353	5,013
Employer contributions	0	330
Benefits paid	(1,352)	(1,245)
Fair value of plan assets at end of the year	$37,757	$36,756

Unfunded pension obligation	$3,653	$5,826

The actuarial gain in 2021 was primarily the result of an increase in the Plan discount rate from 3.50% in 2020 to 2.69% in 2021.

In accordance with ASC 715-20, the Company recognizes the underfunded status of the Plan as a liability. The amount recognized in Accumulated other comprehensive loss related to the Plan at December 31 is comprised of the following:

	2021	2020
Balance at January 1	$(6,704)	$(5,671)

Reclassification adjustments:
Pre-tax amortized net actuarial gain	614	475
Tax provision	(145)	(112)
	469	363

Adjustment to recognize (gain) loss on unfunded pension obligations:
Pre-tax gain (loss)	968	(1,829)
Tax (provision) / benefit	(229)	433
	739	(1,396)

Balance at December 31	$(5,496)	$(6,704)

The 2021 pre-tax unfunded pension obligation gain of $1.0 million included a gain of $1.5 million due to a .23% increase in the discount rate to 2.92%, a loss of $0.1 million associated with the industry updates to the mortality table used and a loss of $0.3 million due to demographic changes. Asset performance exceeding the 6.50% rate of return assumption had a negligible effect on the unfunded obligation. There is no prior service cost to be amortized in the future.

The Plan had accumulated benefit obligations in excess of Plan assets as follows:

	2021	2020
Accumulated benefit obligation	$41,410	$42,582
Fair market value of assets	37,757	36,756

Weighted-average assumptions used to determine benefit obligations at December 31:	2021	2020
Discount rate	2.92%	2.69%
Rate of compensation increase	n/a	n/a

Weighted -average assumptions used to determine net periodic benefit cost at December 31:	2021	2020	2019
Discount rate	2.69%	3.50%	3.50%
Rate of compensation increase	n/a	n/a	n/a
Expected long-term return on plan assets	6.50%	7.00%	7.00%

The net periodic pension cost for 2021 was based on a long-term asset rate-of-return of 6.50%. This rate is based upon management’s estimate of future long-term rates of return on similar assets and is consistent with historical returns on such assets.

At December 31, 2021 and 2020, the Plan’s pooled investment funds were measured at fair value using the net asset value ("NAV"). The NAV is based on the value of the assets owned by the plan, less liabilities. These pooled assets are not quoted on an active exchange. The fair value of the Plan assets at December 31, 2021 and 2020 was $37.8 million and $36.8 million, respectively.

The Plan weighted-average asset allocations at December 31, 2021 and 2020, by asset category, are as follows:

	Plan assets
	at December 31
	2021	2020
Asset category
Equity securities	49%	47%
Debt securities	51	53
	100%	100%

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

	Range	Target
Equities	40-60%	50%
Fixed Income	40-60%	50%
Cash Equivalents	0-10%	0%

Investment in these markets is projected to provide performance consistent with expected long-term returns with appropriate diversification.

The Company's policy is to fund amounts deductible for federal income tax purposes. The Company is currently evaluating the option to contribute to the Plan in 2022.

The benefits expected to be paid out of the Plan assets in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years are as follows:

Year	Pension Benefits
2022	$1,385
2023	1,467
2024	1,550
2025	1,624
2026	1,690
2027-2031	9,728

The Company also provides retirement benefits through various defined contribution plans including PLP-USA’s Profit Sharing Plan. Expense for these defined contribution plans was $5.8 million in 2021, $5.9 million in 2020 and $4.9 million in 2019.

Further, the Company also provides retirement benefits through the Supplemental Profit Sharing Plan. To the extent an employee’s award under PLP-USA’s Profit Sharing Plan exceeds the maximum allowable contribution permitted under existing tax laws, the excess is accrued for (but not funded) under a non-qualified Supplemental Profit Sharing Plan. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. Expense for the Supplemental Profit Sharing Plan was $0.9 million for the year ended December 31, 2021 and $1.1 million for both years ended December 31, 2020 and 2019. The Supplemental Profit Sharing Plan unfunded status for the years ended December 31, 2021 and 2020 was $8.0 million and $7.1 million, respectively, and is included in Other noncurrent liabilities.

Note D - Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Year Ended December 31, 2021			Year Ended December 31, 2020
		Cumulative			Cumulative
	Unrecognized	Translation		Unrecognized	Translation
	Benefit Cost	Adjustment	Total	Benefit Cost	Adjustment	Total
Balance at January 1	$(6,704)	$(47,847)	$(54,551)	$(5,671)	$(51,682)	$(57,353)
Other comprehensive income before reclassifications:
(Loss) gain on foreign currency translation adjustment	0	(8,376)	(8,376)	0	3,835	3,835
Gain (loss) on unfunded pension obligations	739	0	739	(1,396)	0	(1,396)

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	469	0	469	363	0	363

Net current period other comprehensive income (loss)	1,208	(8,376)	(7,168)	(1,033)	3,835	2,802
Balance at December 31	$(5,496)	$(56,223)	$(61,719)	$(6,704)	$(47,847)	$(54,551)

(a)
This AOCI component is included in the computation of net periodic pension costs as noted in Note C – Pension Plans.

Note E - Debt and Credit Arrangements

	December 31
	2021	2020
Short-term debt
Notes payable to banks
Thailand Bhat denominated at 3.54%	1,551	5,291
Thailand Bhat denominated at 2.72%	1,346	2,384
Thailand Bhat denominated at 2.97%	635	957
France Euro denominated at 2.50%	5,660	6,142
Brazil Real denominated at 5.40%	791	1,854
Brazil Real denominated at 3.05%	1,600	800
Brazil Real denominated at 7.47%	1,575	0
China Yuan Renminbi denominated at 2.78%	2,000	0
China Yuan Renminbi denominated at 4.50%	1,205	0
Austria Euro denominated at 2.76%	60	0
Current portion of long-term debt
U.S. Dollar denominated at 2.74%	2,050	0
Austria Euro denominated at 2.48%	10	25
Austria Euro denominated at 3.00%	23	22
Indonesia U.S. Dollar denominated at 3.50%	800	800
New Zealand Dollar denominated at 3.65%	212	4,369
Brazil Real denominated at 4.60%	21	0
Total short-term debt	19,539	22,644

Long-term debt
U.S. Dollar denominated at 1.21%, due 2024	3,353	12,706
U.S. Dollar denominated at 2.74%, due 2026	18,790	0
Brazilian Real denominated at 4.60% due 2022	21	68
Brazilian Real denominated at 8.30% due 2025	1,800	1,800
Poland Zloty denominated at 2.46% due 2024	6,105	6,696
Australian Dollar denominated at 2.98%, due 2024	2,353	5,288
Austria Euro denominated at 2.48% due 2022	10	25
Austria Euro denominated at 2.32% due 2030	118	128
Austria Euro denominated at 2.76% due 2021	0	67
Austria Euro denominated at 1.22% due 2024	1,415	614
Austria Euro denominated at 3.00% due 2025	114	121
Indonesia U.S. Dollar denominated at 3.50% due 2024	5,867	6,667
New Zealand Dollar denominated at 3.25% due 2021	0	4,369
New Zealand Dollar denominated at 3.65% due 2024	3,218	0
Total long-term debt	43,164	38,549
Less current portion	(3,116)	(5,216)
Total long-term debt, less current portion	40,048	33,333
Total debt	$59,587	$55,977

On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million to fund the purchase of a corporate aircraft. In September 2020, the Company made a deposit of $6.8 million toward the purchase of the aircraft which was subsequently refunded in January 2021 and the full amount of the $20.5 million purchase price was drawn on the loan. The aircraft replaces the Company’s previously owned aircraft, which was sold in December 2020. The proceeds of the sale were used to pay off the debt associated with the previously-owned aircraft. The term of the new loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $18.8 million outstanding on this debt facility at December 31, 2021, $2.1 million was classified as current. The loan is secured by the aircraft.

On April 17, 2020, the Company extended the term on its $65.0 million Credit Facility ("the Facility") from June 30, 2021 to June 30, 2024 and added its Austrian subsidiary as a borrower on the Facility. All other terms remain the same, including the interest rate at LIBOR plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the LIBOR spread becomes 1.500%. At December 31, 2021, the Company had the following borrowings on the $65.0 million Facility; the U.S. borrowed $3.4 million at 1.205%, the Company’s Polish subsidiary borrowed $6.1 million at 2.455%, the

Company’s Australian subsidiary borrowed $2.4 million at 2.980% and the Company’s Austrian subsidiary borrowed $1.4 million at 1.216%. Under the Facility, at December 31, 2021, the Company had utilized $13.3 million with $51.7 million available, net of long-term outstanding letters of credit of $0.1 million. Our bank debt to equity percentage was 18.8%. The Facility agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability. At December 31, 2021, the Company was in compliance with these covenants.

On April 25, 2019, the Company borrowed $8.0 million U.S. dollars on behalf of its Indonesian subsidiary at a rate of 3.501% with a term expiring on April 30, 2024. At December 31, 2021, $5.9 million was outstanding on this debt facility, of which $0.8 million is classified as current.

On August 16, 2021, the Company's New Zealand subsidiary extended the term of its $3.8 million debt facility from August 26, 2021 to August 26, 2024. All other terms remain the same, including the interest rate of 3.650%. Of the $3.2 million outstanding on this debt facility at December 31, 2021, $0.2 million is classified as current. This loan is secured by the Company's New Zealand subsidiary's land and building.

The Company’s Asia Pacific segment had $0.2 million and $0.6 million in restricted cash at December 31, 2021 and 2020, respectively. The restricted cash was used to secure bank debt and is included in Cash and cash equivalents and Other current assets on the Company’s Consolidated Balance Sheets at December 31, 2021 and 2020, respectively.

Aggregate maturities of long-term debt during the next five years are as follows: $3.1 million for 2022, $3.1 million for 2023, $16.3 million for 2024, $4.9 million for 2025 and $15.8 million thereafter.

Interest paid was $1.6 million in 2021, $1.9 million in 2020 and $2.0 million in 2019.

Guarantees and Letters of Credit

The Company has provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current year through the completion of such transactions. The guarantees would typically be triggered in the event of non-performance. As of December 31, 2021, the Company had total outstanding guarantees of $10.0 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of December 31, 2021, the Company had total outstanding letters of credit of $2.2 million.

Note F - Leases

The Company regularly enters into leases in the normal course of business. As of December 31, 2021, the leases in effect were related to land, buildings, vehicles, office equipment and other production equipment under operating leases with lease terms of up to 99 years. The Company often has the option to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion.

The Company evaluates renewal and termination options at the lease commencement date to determine if the Company is reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for the Company’s operating and financing leases as of December 31, 2021 was 18.4 and 3.0 years, respectively.

Lease expense is recognized for these leases on a straight-line basis over the lease term with variable lease payments recognized in the period those payments are incurred. The components of operating and finance lease costs are recognized in Costs and expenses and Interest expense, respectively, on the Company’s Consolidated Statements of Income. The Company’s operating and finance lease costs for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31
	2021	2020
Components of lease expense
Operating lease cost	$2,870	$2,957

Finance lease cost
Amortization of right-of-use assets	388	66
Interest on lease liabilities	13	9
Total lease cost	$3,271	$3,032

The discount rate implicit within each lease is often not determinable and, therefore, the Company establishes the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure the Company’s operating and finance lease liabilities as of December 31, 2021 was 4.96% and 4.21%, respectively. The weighted average discount rate used to measure the Company’s operating and finance lease liabilities as of December 31, 2020 was 4.46% and 4.33%, respectively.

Future maturities of the Company’s lease liabilities as of December 31, 2021 are as follows:

	Year Ended December 31, 2021
	Operating Leases	Finance Leases
2022	$2,448	$267
2023	1,762	146
2024	1,019	100
2025	883	82
2026 and thereafter	9,713	20
Total lease payments	$15,825	$615
Less amount of lease payment representing interest	5,685	6
Total present value of lease payments	$10,140	$609

Amounts recognized as finance lease obligations are reported in Accrued expense and other liabilities and Other noncurrent liabilities in the Consolidated Balance sheets.

The Company received sublease income of $1.0 million for both years ended December 31, 2021 and 2020. The total minimum sublease rentals under noncancelable subleases to be received through 2023 is $1.6 million.

Supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020 was as follows:

	Year Ended December 31
	2021	2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,608	$2,793
Operating cash flows from finance leases	13	9
Financing cash flows from finance leases	375	118

Note G - Income Taxes

The Company recorded net tax provisions of $13.2 million, $10.8 million, and $8.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. Cash taxes paid, net of refunds, were $16.9 million, $7.7 million, and $7.8 million for the years ending December 31, 2021, 2020, and 2019, respectively. The 2021 payment includes a $5.0 million extension payment during the year ended December 31, 2021 which was related to the 2020 tax return.

Income before income taxes was derived from the following sources:

	2021	2020	2019
United States	$32,570	$22,725	$11,353
Foreign	16,326	17,846	20,105
	$48,896	$40,571	$31,458

The components of income taxes for the years ended December 31 are as follows:

	2021	2020	2019
Current
Federal	$649	$7,909	$2,835
Foreign	5,065	5,093	6,170
State and local	917	1,188	391
	6,631	14,190	9,396
Deferred
Federal	7,172	(2,290)	(10)
Foreign	(75)	(445)	(1,347)
State and local	(553)	(645)	83
	6,544	(3,380)	(1,274)
Income taxes	$13,175	$10,810	$8,122

The differences between the provision for income taxes at the U.S. federal statutory rate and the tax shown in the Statements of Consolidated Income for the years ended December 31 are summarized as follows:

	2021	2020	2019
U. S. federal statutory tax rate	21.0%	21.0%	21.0%

Federal tax at statutory rate	$10,268	$8,520	$6,606
State and local taxes, net of federal benefit	721	942	308
Non-deductible officers' compensation	763	1,161	1,005
Other U.S. federal permanent items	35	162	(384)
Global intangible low-taxed income	770	1,222	1,738
Foreign tax credits	(1,222)	(1,204)	(1,422)
Non-U.S. tax rate variances	2,936	1,330	929
Valuation allowance	(738)	(245)	(346)
Tax credits	(807)	(349)	(464)
Other, net	449	(729)	152
	$13,175	$10,810	$8,122

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying value for financial statement purposes. The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2021	2020
Deferred tax assets:
Accrued compensation and benefits	$1,175	$1,518
Inventory valuation reserves	2,504	2,535
Allowance for credit losses	663	480
Benefit plan reserves	7,048	7,564
Net operating loss carryforwards	2,383	1,851
Foreign tax credit	543	0
Other accrued expenses	2,453	3,825
Unrealized foreign exchange	213	799
Other	0	284
Gross deferred tax assets	16,982	18,856
Valuation allowance	(1,932)	(2,912)
Net deferred tax assets	15,050	15,944

Deferred tax liabilities:
Depreciation and other basis differences	(11,023)	(4,514)
Intangibles	(2,594)	(3,419)
Other	(404)	(69)
Deferred tax liabilities	(14,021)	(8,002)
Net deferred tax assets	$1,029	$7,942

	2021	2020
Change in net deferred tax assets:
Deferred income tax expense
Ordinary movement	$(6,544)	$3,380
Items of other comprehensive (loss) income	(371)	319
Currency translation	2	(205)
Total change in net deferred tax assets	$(6,913)	$3,494

Deferred taxes are recorded at a rate at which such items are expected to reverse based on currently enacted tax rates for temporary differences between the financial reporting and income tax basis of assets and liabilities and operating loss and tax credit carryforwards.

At December 31, 2021, the Company had $13.8 million of foreign net operating loss carryforwards of which $9.2 million has an indefinite carryforward and $4.6 million will expire between the years 2024 and 2030.

The Company assesses the available positive and negative evidence to determine if it is more likely than not that sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. Based on this evaluation, the Company has established a valuation allowance of $1.9 million at December 31, 2021 in order to measure only the portion of the deferred tax asset that is more likely than not to be realized. The net decrease in the valuation allowance during the year was $1.0 million, of which $0.7 million impacts the income tax provision and the remainder relates to currency translation.

The Company considers the majority of the earnings in our non-U.S. subsidiaries to be permanently reinvested and accordingly did not record any associated deferred income taxes on such earnings. Accordingly, the Company intends to continue to invest approximately $114.9 million of such earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As of December 31, 2021, with few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2017 and state, local or foreign examinations by tax authorities for years before 2015.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits related to uncertain tax positions, excluding interest and penalties, for the year ended December 31:

	2021	2020	2019
Balance at January 1	$66	$118	$0
Additions for tax positions of prior years	0	0	118
Expiration of statutes of limitations	(66)	(52)	0
Balance at December 31	$0	$66	$118

The Company records accrued interest as well as penalties related to unrecognized tax benefits as part of the provision for income taxes. During the year ended December 31, 2021, the remaining portion of the Company’s uncertain tax position which was $0.1 million expired due to the statute of limitation taking effect. The Company had no significant activity with regard to unrecognized tax benefits. The Company had less than $0.1 million of accrued interest and penalties as of December 31, 2021.

Note H - Share-Based Compensation

Long Term Incentive Plan of 2008 and 2016 Incentive Plan

The Company maintains an equity award program to give the Company a competitive advantage in attracting, retaining, and motivating officers, employees and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers, and directors were eligible to receive awards of options, restricted shares and restricted share units (RSUs). The total number of Company common shares reserved for awards under the LTIP was 900,000, of which 800,000 common shares were reserved for RSUs and 100,000 common shares were reserved for share options. The Preformed Line Products Company 2016 Incentive Plan (the “Incentive Plan”) was put in place upon approval by the Company’s Shareholders at the 2016 Annual Meeting of Shareholders on May 10, 2016. No further awards will be made under the LTIP and previously granted awards remain outstanding in accordance with their terms. Under the Incentive Plan, certain employees, officers, and directors will be eligible to receive awards of options, restricted shares and RSUs. The total number of Company common shares reserved for awards under the Incentive Plan is 1,000,000 of which 900,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options. As of December 31, 2021, 43,500 options and 380,278 restricted shares have been granted under the Incentive Plan. The Incentive Plan expires on May 10, 2026.

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

A summary of the RSUs for the year ended December 31, 2021 is as follows:

	Restricted Share Awards
	Performance		Total	Weighted-Average
	and Service	Service	Restricted	Grant-Date
	Required (1)	Required	Awards	Fair Value
Nonvested as of January 1, 2021	183,777	15,786	199,563	$60.33
Granted	51,308	12,285	63,593	71.84
Vested	(56,973)	(7,198)	(64,171)	71.77
Forfeited	(5,145)	(1,286)	(6,431)	54.55
Nonvested as of December 31, 2021	172,967	19,587	192,554	$60.34

(1) Nonvested, performance-based RSU's are reflected above at the maximum performance achievement level.

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Annual compensation expense related to the time-based RSUs for the years ended December 31, 2021, 2020 and 2019 was $0.5 million, $0.4 million and $0.5 million, respectively. During the year ended December 31, 2021, a former Officer of the Company forfeited 1,286 time-based RSUs that were granted during 2020 and 2019. As of December 31, 2021, there was $0.7 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 1.8 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in pre-tax income and sales growth over a requisite performance period. Depending on the extent to which the performance criteria are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the years ended December 31, 2021, 2020 and 2019 was $3.4 million, $3.5 million and $3.9 million, respectively. During the year ended December 31, 2021, a former Officer of the Company forfeited 5,145 performance-based RSUs that were granted during 2020 and 2019. As of December 31, 2021, the remaining performance-based RSUs compensation expense of $3.7 million is expected to be recognized over a period of approximately 1.7 years.

The excess tax benefits from service and performance-based RSUs was $0.2 million, $0.4 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for restricted shares vested in the current period.

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

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of December 31, 2021, 243,138 LTIP shares have been deferred and are being held by the rabbi trust.

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

There were 3,000 options granted during the year ended December 31, 2021 and 25,500 and 5,000 options granted in the years ended December 31, 2020 and 2019, respectively. The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2021	2020	2019
Risk-free interest rate	1.1%	1.8%	1.8%
Dividend yield	1.4%	1.6%	1.6%
Expected life (years)	5	5	5
Expected volatility	39.7%	42.0%	42.0%

Activity in the Company’s LTIP and Incentive Plan for the year ended December 31, 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	50,950	$54.81
Granted	3,000	$69.89
Exercised	(7,000)	$47.66
Forfeited	0	-
Outstanding (vested and expected to vest) at December 31, 2021	46,950	$56.84	6.4	$454
Exercisable at December 31, 2021	29,950	$57.39	5.2	$325

The weighted-average grant-date fair value of options granted during 2021 was $69.89. There were 7,000, 5,050, and 4,000 stock options exercised during the years ended December 31, 2021, 2020 and 2019, respectively. The total intrinsic value of stock options exercised was $0.2 million, $0.1 million for both years ended December 31, 2021 and 2020 and less than $0.1 million for the year December 31, 2019. Cash received for the exercise of stock options during the year ended December 31, 2021 was $0.3 million and $0.2 million during both years ended December 31, 2021 and 2020.

The Company recorded compensation expense related to the stock options currently vested of $0.2 million, $0.1 million and less than $0.1 million during the years ended December 31, 2021, 2020 and 2019, respectively. The total compensation cost related to nonvested awards not yet recognized at December 31, 2021 is expected to be $0.2 million over a weighted-average period of approximately 1.6 years.

The excess tax benefits from share-based awards for each of the years ended December 31, 2021, 2020 and 2019 was less than $0.1 million. This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.

Note I - Computation of Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the years presented.

The calculation of basic and diluted earnings per share for the year ended December 31 was are as follows:

	2021	2020	2019
Numerator
Net income	$35,729	$29,803	$23,303

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	4,907	4,923	5,031
Dilutive effect - share-based awards	63	61	56
Diluted weighted-average common shares outstanding	4,970	4,984	5,087

Earnings per common share
Basic	$7.28	$6.05	$4.63

Diluted	$7.19	$5.98	$4.58

For the year ended December 31, 2021, 2020 and 2019, 13,000, 37,919 and 15,041 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

Note J - Goodwill and Other Intangibles

The Company’s finite and indefinite-lived intangible assets consist of the following:

	December 31, 2021		December 31, 2020
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	1,293	(437)	1,286	(396)
Trademark	1,837	(1,533)	1,756	(1,474)
Technology	7,306	(2,830)	7,673	(2,402)
Customer relationships	15,046	(8,643)	16,441	(8,441)
	$30,288	$(18,249)	$31,962	$(17,519)
Indefinite-lived intangible assets
Goodwill	$28,194		$29,508

The aggregate amortization expense for other intangibles with finite lives, ranging from 4 to 82 years, for the years ended December 31, 2021, 2020 and 2019 was $1.9 million, $1.8 million and $1.5 million, respectively. Amortization expense is estimated to be $1.7 million for 2022, $1.6 million for 2023 and 2024, $1.4 million for 2025 and $1.3 million for 2026. The weighted-average remaining amortization period is approximately 11.8 years. The weighted-average remaining amortization period by intangible asset class; land use rights, 54.4 years; trademark, 6.6 years; technology, 9.1 years and customer relationships, 8.6 years.

Goodwill and other intangible assets are generally recoded as a result of a business acquisition. Goodwill represents the excess of purchase price over the fair value of the tangible and identifiable net assets acquired during a business combination and is not subject to amortization but is subject to annual impairment testing. Intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, technology, customer backlogs, trademarks and land use rights, are generally amortized over periods from four years to eighty-two years. The Company’s intangible assets with finite lives are generally amortized over the period in which the economic benefits of the intangibles are consumed, using either a projected cash flow basis method or the straight-line method. The straight-line method is used in circumstances in which it better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise expire compared to using a projected cash flow basis method. An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis and when events and circumstances warrant an evaluation.

The Company assesses intangible assets with a determinable life for impairment consistent with its policy for assessing other long-lived assets. Goodwill and intangible assets are also reviewed for impairment annually in the fourth quarter or more frequently when changes in circumstances indicate the carrying amount may be impaired, or in the case of finite-lived intangible assets, when the carrying amount may not be recoverable. Such events or changes may include, but are not limited to, a significant deterioration in overall economic conditions, changes in the business climate of the Company's industry, overall performance indicators, a decline in the Company's market capitalization, business reorganization or restructuring or disposal of all or part of a reporting unit. Impairment charges are recognized pursuant to FASB ASC 350-20, “Goodwill.”

The Company's goodwill is tested for impairment at a level referred to as the reporting unit. The level at which goodwill is tested for impairment indicates whether the operations within the reporting unit constitute a self-sustaining business.

The Company may use both quantitative and qualitative approaches when testing goodwill for impairment. For selected reporting units where the qualitative approach is utilized, a qualitative evaluation of events and circumstances impacting the reporting unit is performed to determine if it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. If that determination is made, no further evaluation is necessary. Otherwise, the Company performs a quantitative impairment test on the reporting unit.

For the quantitative approach, the Company uses a combination of the income approach, which uses a discounted cash flow methodology, and the market approach, which uses comparable market multiples in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. The fair value estimates are subjective and sensitive to significant assumptions, such as revenue growth rates, operating margins, the weighted-average cost of capital ("WACC"), and estimated market multiples, of which are affected by expectations of future market or economic conditions. The Company believes that the methodologies, significant assumptions, and weightings used are reasonable and result in appropriate fair values of the reporting units.

Given the continued decline in the Company’s results in the Asia-Pacific region and the uncertainty surrounding COVID-19, including the lingering impacts of the Delta variant, the Company concluded that an indicator of impairment was present and conducted an interim quantitative impairment review of its goodwill in the Asia-Pacific reporting unit as of September 30, 2021. The Company reassessed its previous forecasts for this reporting unit which predicted increased sales levels in the second half of 2021. However, actual results were lower than forecast due to extended lockdowns and the postponement of projects within the region. The interim impairment assessment was performed utilizing the same methodologies as the annual assessments discussed above and included revised projections, which are subject to various risks and uncertainties, including forecasted revenues, expenses and cash flows. Based on the interim impairment assessment and annual assessment at October 1, 2021, the Asia-Pacific reporting unit’s fair value exceeded its carrying value by approximately 10% as compared to 15% as of October 1, 2020. No indicators of impairment were identified for the Company's other reporting units.

The Company re-evaluated the results of its Asia-Pacific region at December 31, 2021 and did not identify additional impairment indicators. The Company will continue to evaluate the results of its Asia-Pacific region and conduct interim testing if additional impairment indicators are present in future quarters. At December 31, 2021, the Asia-Pacific reporting unit's goodwill was $7.3 million.

The qualitative goodwill impairment test approach was used on the Company's remaining reporting units and there was no evidence that the fair value of each reporting unit would not exceed its carrying value at the October 1, 2021 measurement date. As such, no impairment was recorded at the measurement date. Total combined goodwill for the remaining reporting units was $21.3 million as shown in the following table:

	USA	The Americas	EMEA	Asia-Pacific	Total

Balance at January 1, 2020	$3,078	$4,158	$13,442	$7,162	$27,840
Currency translation	0	93	1,007	568	1,668
Balance at December 31, 2020	3,078	4,251	14,449	7,730	29,508
Currency translation	0	(7)	(888)	(419)	(1,314)
Balance at December 31, 2021	$3,078	$4,244	$13,561	$7,311	$28,194

Impairment assessments inherently involve management judgments regarding a number of assumptions such as those described above. Due to the multiple variables inherent in arriving at the estimates of the reporting unit's fair value, differences in assumptions could have an effect on the estimated fair value of a reporting unit and could result in goodwill impairment charges in a future period.

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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the consolidated balance sheets as of December 31, 2021 and 2020:

Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$534	$0	$534	$0
Total Assets	$534	$0	$534	$0

Liabilities:
Supplemental profit sharing plan	$8,015	$0	$8,015	$0
Total Liabilities	$8,015	$0	$8,015	$0

Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$359	$0	$359	$0
Total Assets	$359	$0	$359	$0

Liabilities:
Supplemental profit sharing plan	$7,143	$0	$7,143	$0
Foreign currency forward contracts	56	0	56	0
Total Liabilities	$7,199	$0	$7,199	$0

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions. These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other operating expense - net” on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the twelve months ended December 31, 2021 and 2020, the Company recognized a net loss of $0.7 million and gain of $0.4 million, respectively, on foreign currency forward contracts. The gains and losses on foreign currency forward contracts are recorded in Other operating expense, net on the Company’s Statement of Consolidated Income.

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives. The liability for this unfunded Supplemental Profit Sharing Plan was $8.0 million at December 31, 2021 and $7.1 million at December 31, 2020. These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

The carrying value of the Company’s current financial instruments, which include cash, cash equivalents and restricted cash, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments.

At December 31, 2021, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	December 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$46,577	$43,164	$38,726	$38,549

Note L - Revenue

Revenue recognition

Sales are recognized when obligations under the terms of the contract are satisfied and control of promised goods or services have transferred to our customers. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services and is primarily based on shipping terms. Sales are measured as the amount of consideration the Company expects to receive in exchange for transferring products.

Net sales include products and shipping and handling charges, net of estimates for product returns. The Company estimates product returns based on historical return rates. Revenue for shipping and handling charges are recognized at the time the products are shipped to, delivered to or picked up by the customer. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold.

Payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized, and payment is due is not significant. Sales, value added, and other taxes collected concurrent with revenue are excluded from sales.

PLP records reductions to sales for returns, and customer and distributor incentives, primarily comprised of rebates, at the time of the initial sale. Rebates are estimated based on sales terms, historical experience, trend analysis, and projected market conditions in the various markets served.

Sales commissions are expensed when the amortization period is less than a year and are generally not capitalized as they are typically earned at the completion of the contract when the customer is invoiced or when the customer pays PLP.

Sales of products and services varies by segment and are discussed in Note M, "Segment Information".

Disaggregated revenue

The Company’s revenues by segment and product type are as follows:

	Year Ended December 31, 2021
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	57%	68%	55%	71%	61%
Communications	37%	29%	39%	3%	30%
Special Industries	6%	3%	6%	26%	9%
Total	100%	100%	100%	100%	100%

	Year Ended December 31, 2020
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	62%	78%	57%	70%	66%
Communications	32%	17%	36%	4%	24%
Special Industries	6%	5%	7%	26%	10%
Total	100%	100%	100%	100%	100%

Credit losses for receivables

The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make required payments. The Company uses a current expected credit loss model in order to immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments, mainly trade receivables. Additionally, the allowance is based upon identified delinquent accounts, customer payment patterns and other analyses of historical data trends. Receivable balances are written off against an allowance for credit losses after a final determination has been made. The change in the allowance for credit losses includes expense and net write-offs, which are identified in the following table:

	2021	2020	2019
Allowance for credit losses, beginning of period	$2,848	$3,224	$2,652
Additions charged to costs and expenses	931	1,279	1,294
Write-offs	(435)	(1,527)	(697)
Foreign exchange and other	(253)	(128)	(25)
Allowance for credit losses, end of period	$3,091	$2,848	$3,224

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

The accounting policies of the operating segments are the same as those described in Note A in the Notes to Consolidated Financial Statements. No single customer accounts for more than ten percent of the Company’s consolidated revenue. U.S. net sales for the years ended December 31, 2021, 2020, and 2019 were $257.6 million, $201.2 million and $178.3 million, respectively. U.S. long-lived assets as of December 31, 2021 and 2020 were $71.7 million and $44.2 million, respectively.

The following table presents a summary of the Company’s reportable segments for the years ended December 31, 2021, 2020 and 2019. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profits in inventory.

	Year Ended December 31
	2021	2020	2019
Net sales
PLP-USA	$257,602	$201,277	$178,301
The Americas	70,732	74,192	68,293
EMEA	95,922	91,108	79,158
Asia-Pacific	93,161	99,872	119,109
Total net sales	$517,417	$466,449	$444,861

Intersegment sales
PLP-USA	$6,176	$9,702	$10,757
The Americas	9,486	9,938	7,774
EMEA	2,784	3,682	1,375
Asia-Pacific	21,610	14,452	12,720
Total intersegment sales	$40,056	$37,774	$32,626

Interest income
PLP-USA	$0	$0	$0
The Americas	138	112	412
EMEA	4	67	192
Asia-Pacific	27	80	179
Total interest income	$169	$259	$783

Interest expense
PLP-USA	$(665)	$(741)	$(972)
The Americas	(368)	(586)	(466)
EMEA	(309)	(233)	(149)
Asia-Pacific	(681)	(836)	(630)
Total interest expense	$(2,023)	$(2,396)	$(2,217)

Income taxes
PLP-USA	$8,185	$6,161	$3,299
The Americas	3,250	2,461	2,551
EMEA	1,492	1,768	616
Asia-Pacific	248	420	1,656
Total income taxes	$13,175	$10,810	$8,122

Net income attributable to Preformed Line Products Company shareholders
PLP-USA	$24,384	$16,564	$8,054
The Americas	8,351	5,068	6,657
EMEA	3,715	6,644	2,935
Asia-Pacific	(721)	1,527	5,657
Total net income	$35,729	$29,803	$23,303

	Year Ended December 31
	2021	2020	2019
Expenditure for long-lived assets
PLP-USA	$12,750	$9,536	$4,928
The Americas	1,289	3,527	2,864
EMEA	2,785	3,007	5,304
Asia-Pacific	1,560	8,499	16,371
Total expenditures for long-lived assets	$18,384	$24,569	$29,467

Depreciation and amortization
PLP-USA	$6,195	$5,321	$5,393
The Americas	1,855	1,710	1,862
EMEA	3,146	2,797	2,528
Asia-Pacific	4,368	4,010	3,965
Total depreciation and amortization	$15,564	$13,838	$13,748

	As of December 31
	2021	2020
Identifiable assets
PLP-USA	$177,288	$137,689
The Americas	78,766	75,438
EMEA	106,929	106,922
Asia-Pacific	126,035	141,038
Total identifiable assets	$489,018	$461,087

Long-lived assets
PLP-USA	$71,726	$44,184
The Americas	15,663	16,507
EMEA	17,931	18,362
Asia-Pacific	44,454	46,912
Total long-lived assets	$149,774	$125,965

Note N - Related Party Transactions

The Company’s Australian subsidiary previously utilized copper extrusion services from Cast Alloy. As of December 31, 2020, the Company’s Australian subsidiary no longer utilized the copper extrusion services from Cast Alloy, therefore, there was no expense recorded during that year or in the current year. During the year ended December 31, 2019, PLP-Australia incurred a total of $0.1 million for these expenses. Cast Alloy is owned by Simi Almasan, Continuous Improvement Engineer, a current PLP employee. The Audit Committee of the Board of Directors approved these transactions.

The Company’s Austrian subsidiary currently has a loan due, carrying an interest rate of 3.0%, to one if its current employees which is reflected on the Company’s balance sheet in the amount of $0.1 million. Interest incurred on this loan during the year ended December 31, 2021 was negligible. This loan is due in December of 2025.

The Company’s Austrian subsidiary leases a portion of its Dornbirn, Austria location from a holding company owned by a current employee. During each of the years ended December 31, 2021, 2020 and 2019, the Company paid $0.2 million in lease expenses. The lease is valid for an indefinite period of time and can be terminated if the lessee and lessor provide a six-month notice at the end of any chosen calendar year.

The Company’s Czech Republic subsidiary leases a factory at its Prostějov, Czech Republic location from a company currently owned by two current employees. During the year ended December 31, 2021, the Company paid $0.3 million in lease expenses and during each of the years ended December 31, 2020 and 2019, the Company paid $0.2 million in lease expenses. The lease term is for 5 years from its original effective date of April 1, 2019.

During each year of the years ended December 31, 2021, 2020 and 2019, the Company paid approximately $0.1 million in legal fees to Baker & Hostetler LLP, of which R. Steven Kestner was the Chairman and the chair of its policy committee. Mr. Kestner is a Director of the Company.

On October 28, 2020, the Board of the Directors of the Company approved the appointment of David C. Sunkle to serve on its Board of Directors effective upon his retirement at December 31, 2020 for a term commencing January 1, 2021 and ending when his successor has been duly elected and qualified at the annual meeting of shareholders in 2022 or until his earlier resignation or removal. In addition, Mr. Sunkle has a consulting agreement with the Company that expires on December 31, 2025.

Note O - Product Warranty Reserve

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

The following is a rollforward of the product warranty reserve:

	2021	2020	2019
Balance at January 1	$1,282	$1,309	$928
Additions charged to costs and expenses	934	279	481
Warranty usage	(553)	(314)	(317)
Currency translation	(28)	8	217
Balance at December 31	$1,635	$1,282	$1,309

Note P - Subsequent Events

On January 2, 2022, Director Emeritus Barbara P. Ruhlman passed away at the age of 89. Barbara was member of the Company’s Board of Directors from 1988 to 2016, at which time she elected to resign and was appointed as the Company’s Director Emeritus. Barbara was the daughter of the Company’s founder, Thomas F. Peterson, and was the mother of the Company’s current Chief Executive Officer, Robert G. Ruhlman. A Company-owned life insurance policy was maintained for Barbara until her death. At December 31, 2021, the cash surrender value was recorded in Other assets on the Company’s Consolidated Balance Sheets. The Company expects to receive cash proceeds from the life insurance policy of approximately $7.0 million during the first quarter of 2022 and will be recorded in the Company’s Consolidated Financial Statements upon receipt.

On January 4, 2022, the Company acquired all issued and outstanding shares of Maxxweld Conectores Eletricos Ltda. ("Maxxweld"), a Brazilian entity headquartered in Curitiba, Brazil, from its shareholders. Maxxweld designs and manufactures substation connector systems and accessory hardware for high voltage AC systems. The acquisition of Maxxweld will expand and strengthen the Company's operational and technical capabilities in the region while supporting its overall substation strategy. The purchase price was approximately $11.2 million as of the closing date. The purchase price is subject to a holdback of approximately $1.8 million. To fund the Maxxweld acquisition, the Company borrowed $11.2 million on the Facility.

On March 1, 2022, the Company acquired all issued and outstanding shares of Holplast, s.r.o (“Holplast”), an entity headquartered in Prostejov, Czech Republic from its shareholder. Holplast specializes in injection molding and will expand the Company’s operational capabilities in the region and strengthen the Company’s position in the global communications market. The purchase price was approximately $5.3 million with a holdback of $0.8 million.

To fund the Holplast acquisition, the Company borrowed $4.4 million on its Facility. After the incremental borrowings to fund both the Maxxweld and Holplast, the Company had total borrowings on the Facility of $35.1 million as of March 2, 2022.

On March 2, 2022, the Company amended its credit facility to increase the capacity from $65.0 million to $90.0 million. As part of this amendment, the index used to determine the interest rate changed from LIBOR to the Bloomberg Short Term Bank Yield Index (“BSBY”). The interest rate will now be defined as BSBY plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the BSBY spread becomes 1.500%. The amendment also allows the Company to change its rate from BSBY to the Secured Overnight Financing Rate (“SOFR”) at the Company’s discretion. The amendment extended the maturity from June 30, 2024 to March 2, 2026. All other terms remain the same. The Company does not expect this change in index to have a material impact on the Company’s consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded based on their review thereof that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2021.

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

Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based upon its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report, a copy of which is included below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Preformed Line Products Company

Opinion on Internal Control over Financial Reporting

We have audited Preformed Line Products Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Preformed Line Products (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of the Company as of December 31, 2021 and 2020, the related Statements of Consolidated Income, Comprehensive Income, Cash Flows, and Shareholders’ Equity for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 4, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Cleveland, Ohio

March 4, 2022

Item 9B. Other Information

On March 2, 2022, the Company entered into an amendment to the Facility to increase the capacity from $65.0 million to $90.0 million. As part of this amendment, the index used to determine the interest rate changed from LIBOR to the Bloomberg Short Term Bank Yield Index (“BSBY”). The interest rate will now be defined as BSBY plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the BSBY spread becomes 1.500%. The amendment also allows the Company to change its rate from BSBY to the Secured Overnight Financing Rate (“SOFR”) at the Company’s discretion. The amendment extended the maturity from June 30, 2024 to March 2, 2026. All other terms remain the same.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Require Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the information under the captions “Corporate Governance – Board Composition”, “Corporate Governance - Election of Directors”, “Section 16(a) Beneficial Ownership Compliance”, “Corporate Governance – Code of Conduct” and “Corporate Governance – Board Committees and Meetings – Audit Committee” in the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 10, 2022 (the “Proxy Statement”). Information relative to executive officers of the Company is contained in Part I of this Annual Report on Form 10-K.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Financial Statements and Schedule

Page	Financial Statements

30	Consolidated Balance Sheets
31	Statements of Consolidated Income
32	Statements of Consolidated Comprehensive Income
33	Statements of Consolidated Cash Flows
34	Statements of Consolidated Shareholders’ Equity
35	Notes to Consolidated Financial Statements

Page	Schedule

65	II - Valuation and Qualifying Accounts

(b)
Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

3.3	Amendment to the Amended and Restated Code of Regulations of Preformed Line Products Company, effective May 10, 2016 (incorporated by reference to the Company's Registration Statement on Form 10).

4	Description of Specimen Share Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

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

10.16	Preformed Line Products Company 2016 Incentive Plan (incorporated by reference to the Company's 10-K filing for the year ended December 31, 2020).

10.17	Promissory Note dated June 27, 2016, between the Company and PNC Bank, National Association (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended September 30, 2016).

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

10.25	Promissory Note dated December 31, 2020, between the Company and PNC Bank National Association (incorporated by reference to the Company's 10-K filing for the year ended December 31, 2020).

10.26

Amended and Restated Loan Agreement, dated March 2, 2022, between the Company and PNC Bank, National Association Joinder and Amendment No. 12 to Amended and Restated Line of Credit Note dated March 2, 2022 between the Company and PNC Bank, National Association, filed herewith.

10.27	Amendment No. 12 to Amended and Restated Loan Agreement, dated March 2, 2022, between the Company and PNC Bank, National Association, filed herewith.

14.1	Preformed Line Products Amended Company Code of Conduct (incorporated by reference to the Company’s 10-K filed for the year ended December 31, 2019)

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

* Indicates management contracts or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company

March 4, 2022	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(principal executive officer)

March 4, 2022	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 4, 2022	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer

March 4, 2022	/s/ Glenn E. Corlett
Glenn E. Corlett
Director

March 4, 2022	/s/ Matthew D. Frymier
Matthew D. Frymier
Director

March 4, 2022	/s/ Michael E. Gibbons
Michael E. Gibbons
Director

March 4, 2022	/s/ R. Steven Kestner
R. Steven Kestner
Director

March 4, 2022	/s/ Richard R. Gascoigne
Richard R. Gascoigne
Director

March 4, 2022	/s/ J. Ryan Ruhlman
J. Ryan Ruhlman
Director
March 4, 2022	/s/ Maegan A. R. Cross
Maegan A. R. Cross
March 4, 2022	Director /s/ David C. Sunkle David C. Sunkle Director

PREFORMED LINE PRODUCTS COMPANY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2021, 2020 and 2019

(Thousands of dollars)

For the year ended December 31, 2021:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions	Balance at end of period
Allowance for credit losses	$2,848	$931	$(435)	$(253)	$3,091
Reserve for credit memos	616	1,964	(1,918)	(9)	653
Slow-moving and obsolete inventory reserves	9,900	3,052	(2,488)	172	10,636
Accrued product warranty	1,282	934	(553)	(28)	1,635
Foreign net operating loss tax carryforwards	2,912	1,935	(1,297)	0	3,550

For the year ended December 31, 2020:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period
Allowance for credit losses	$3,224	$1,279	$(1,527)	$(128)	$2,848
Reserve for credit memos	625	774	(792)	9	616
Slow-moving and obsolete inventory reserves	8,877	2,035	(1,097)	85	9,900
Accrued product warranty	1,309	279	(314)	8	1,282
Foreign net operating loss tax carryforwards	3,137	1,176	(1,473)	72	2,912

For the year ended December 31, 2019:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period
Allowance for credit losses	$2,652	$1,294	$(697)	$(25)	$3,224
Reserve for credit memos	526	817	(739)	21	625
Slow-moving and obsolete inventory reserves	8,462	1,283	(1,104)	236	8,877
Accrued product warranty	928	481	(317)	217	1,309
Foreign net operating loss tax carryforwards	3,495	153	(499)	(12)	3,137