Form 10-Q
period 2022-03-31
PREFORMED LINE PRODUCTS CO
filed 2022-05-06
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of common shares outstanding as of May 2, 2022: 4,940,094.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $2.00 per share	PLPC	NASDAQ

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash, cash equivalents and restricted cash	$34,630	$36,406
Accounts receivable, less allowances of $4,541 ($3,744 in 2021)	115,764	98,203
Inventories – net	126,113	114,507
Prepaid expenses	19,111	19,778
Other current assets	3,458	3,217
TOTAL CURRENT ASSETS	299,076	272,111
Property, plant and equipment – net	156,434	149,774
Operating lease, right-of-use assets	11,793	12,400
Goodwill	38,435	28,194
Other intangible assets – net	16,669	12,039
Deferred income taxes	5,645	3,839
Other assets	6,448	10,661
TOTAL ASSETS	$534,500	$489,018
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$51,499	$42,376
Notes payable to banks	14,236	16,423
Operating lease liabilities, current	2,012	1,986
Current portion of long-term debt	3,261	3,116
Accrued compensation and other benefits	20,415	21,703
Accrued expenses and other liabilities	21,658	17,522
Dividends payable	1,350	1,301
Income taxes payable	1,066	1,108
TOTAL CURRENT LIABILITIES	115,497	105,535
Long-term debt, less current portion	60,594	40,048
Pension obligation	3,350	3,653
Operating lease liabilities, non-current	7,567	8,154
Deferred income taxes	4,436	2,791
Other noncurrent liabilities	14,147	12,737
SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 4,940,094 and 4,907,143 issued and outstanding, at March 31, 2022 and December 31, 2021, respectively	13,302	13,185
Common shares issued to rabbi trust, 244,485 and 243,138 shares at March 31, 2022 and December 31, 2021, respectively	(10,201)	(10,102)
Deferred compensation liability	10,201	10,102
Paid-in capital	48,847	47,814
Retained earnings	421,921	410,673
Treasury shares, at cost, 1,714,822 and 1,685,387 shares at March 31, 2022 and December 31, 2021, respectively	(95,631)	(93,836)
Accumulated other comprehensive loss	(59,529)	(61,719)
TOTAL PREFORMED LINE PRODUCTS, COMPANY SHAREHOLDERS’ EQUITY	328,910	316,117
Noncontrolling interest	(1)	(17)
TOTAL SHAREHOLDERS’ EQUITY	328,909	316,100
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$534,500	$489,018

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended March 31
	2022	2021
(Thousands of dollars, except earnings per share data)
Net sales	$138,223	$117,553
Cost of products sold	96,272	77,361
GROSS PROFIT	41,951	40,192
Costs and expenses
Selling	10,661	9,601
General and administrative	16,309	14,394
Research and engineering	4,774	4,611
Other operating expense – net	756	818
	32,500	29,424
OPERATING INCOME	9,451	10,768
Other income (expense)
Interest income	113	21
Interest expense	(526)	(463)
Other income – net	5,103	228
	4,690	(214)
INCOME BEFORE INCOME TAXES	14,141	10,554
Income tax expense	1,840	3,377
NET INCOME	$12,301	$7,177
Net (gain) loss attributable to noncontrolling interests	(16)	2
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$12,285	$7,179
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,928	4,917
Diluted	4,943	4,936
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$2.49	$1.46
Diluted	$2.49	$1.45

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31
	2022	2021
(Thousands of dollars)
Net income	$12,301	$7,177
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	2,101	(4,829)
Recognized net actuarial gain (net of tax provision of $28 and $35 for the three months ended March 31, 2022 and 2021, respectively).	89	114
Other comprehensive gain (loss), net of tax	2,190	(4,715)
Comprehensive (gain) loss attributable to noncontrolling interests	(16)	2
Comprehensive income attributable to Preformed Line Products Company shareholders	$14,475	$2,464

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
	2022	2021
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$12,301	$7,177
Adjustments to net cash provided by (used in) operations:
Depreciation and amortization	3,021	3,145
Deferred income taxes	(563)	4,921
Share-based compensation expense	1,023	1,034
Loss on exit of business	989	0
Gain on sale of property and equipment	(792)	(16)
Gain from company-owned life insurance policy	(4,364)	0
Other – net	630	318
Changes in operating assets and liabilities	(17,420)	(3,343)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(5,175)	13,236
INVESTING ACTIVITIES (1)
Capital expenditures	(8,010)	(3,469)
Proceeds from the sale of property and equipment	3,157	4
Proceeds from company-owned life insurance policy	6,909	0
Acquisition of businesses, net of cash	(12,990)	0
NET CASH USED IN INVESTING ACTIVITIES	(10,934)	(3,465)
FINANCING ACTIVITIES(1)
Decrease in notes payable to banks	(2,656)	(3,811)
Proceeds from long-term debt	49,958	15,242
Payments of long-term debt	(29,494)	(27,106)
Dividends paid	(1,031)	(1,131)
Proceeds from issuance of common shares	116	0
Purchase of common shares for treasury	(66)	0
Purchase of common shares for treasury from related parties	(1,729)	(3,678)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,098	(20,484)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(765)	223
Net decrease in cash, cash equivalents and restricted cash	(1,776)	(10,490)
Cash, cash equivalents and restricted cash at beginning of year	36,406	45,175
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$34,630	$34,685

(1) Non-cash investing and financing activities: The Company purchased a new corporate aircraft during the three months ended March 31, 2021 with a term loan in the principal amount of $20.5 million. For further information regarding this transaction, refer to Note L, “Debt Arrangements.”

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2022.

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

The Consolidated Balance Sheet at December 31, 2021 has been derived from the audited consolidated financial statements but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s 2021 Annual Report on Form 10-K filed on March 4, 2022 with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncements and new accounting standards to be adopted

The Company considers the applicability and impact of all ASUs. In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers.” This ASU requires an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The ASU is effective for fiscal years and interim periods beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the impact of adopting this ASU.

No other recently issued or effective ASUs had, or are expected to have, a material impact on the Company's results of operations, financial condition or liquidity.

NOTE B – REVENUE

Revenue recognition

Sales are recognized when obligations under the terms of the contract are satisfied and control of promised goods or services has transferred to our customers. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services and is primarily based on shipping terms. Sales are measured as the amount of consideration the Company expects to receive in exchange for transferring products.

Disaggregated revenue

The Company’s revenues by segment and product type are as follows:

	Three Months Ended March 31, 2022
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	56%	72%	54%	65%	59%
Communications	40	26	38	3	33
Special Industries	4	2	8	32	8
Total	100%	100%	100%	100%	100%

	Three Months Ended March 31, 2021
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	57%	74%	60%	72%	63%
Communications	38	22	33	5	29
Special Industries	5	4	7	23	8
Total	100%	100%	100%	100%	100%

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

	Three Months Ended March 31
	2022	2021
Allowance for credit losses, beginning of period	$3,091	$2,848
Additions charged to costs and expenses	723	252
Write-offs	(133)	(124)
Foreign exchange and other	54	(79)
Allowance for credit losses, end of period	$3,735	$2,897

NOTE C – OTHER FINANCIAL STATEMENT INFORMATION

Inventories – net

	March 31, 2022	December 31, 2021
Raw materials	$84,201	$76,636
Work-in-process	12,681	10,117
Finished Goods	40,027	37,216
	136,909	123,969
Excess of current cost over LIFO cost	(10,796)	(9,462)
Net Inventory	$126,113	$114,507

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $47.7 million at March 31, 2022 and $44.0 million at December 31, 2021. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three-month periods ended March 31, 2022 and 2021, the net change in LIFO inventories resulted in expense of $1.3 million and $0.5 million, respectively, to Costs of products sold.

Property, plant and equipment – net

Major classes of Property, plant and equipment are stated at cost and were as follows:

	March 31, 2022	December 31, 2021
Land and improvements	$19,840	$21,039
Buildings and improvements	100,260	99,403
Machinery, equipment and aircraft	211,028	204,945
Construction in progress	15,765	10,605
	346,893	335,992
Less accumulated depreciation	(190,459)	(186,218)
	$156,434	$149,774

Legal proceedings

The Company can be party to a variety of pending legal proceedings and claims arising in the normal course of business, including, but not limited to, litigation relating to employment, workers’ compensation, product liability, environmental and intellectual property. The Company has liability insurance to cover many of these claims.

Although the outcomes of these matters are not predictable with certainty, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the event the Company determines that a loss is not probable, but is reasonably possible, and the likelihood to develop what the Company believes to be a reasonable range of potential loss exists, the Company will include disclosure related to such matters. To the extent that there is a reasonable possibility the losses could exceed amounts already accrued, the Company will adjust the accrual in the period in which the determination is made, disclose an estimate of the additional loss or range of loss and if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of March 31, 2022 and December 31, 2021, the Company has accrued approximately $2.2 million and $2.3 million, respectively, representing its best estimate for losses to be incurred on global legal matters.

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

The Complaint states that the Plaintiff engaged SNC ATP to design, engineer, procure and construct numerous power distribution and transmission facilities in Alberta (the “Projects”) and that through SNC ATP and HD Supply (now Anixter), spacer dampers manufactured by Helix were procured and installed in the Projects. The Complaint alleges that the spacer dampers have and may continue to become loose, open and detach from the conductors, resulting in damage and potential injury and a failure to perform the intended function of providing spacing and damping to the Project. The Plaintiff is seeking an estimated $56.0 million Canadian dollars in damages jointly and severally from the Defendants, representing the costs of monitoring and replacing the spacer dampers and remediating property damage, due to alleged defects in the design and construction of, and supply of materials for, the Projects by SNC ATP and HD Supply/Anixter and in the design of the spacer dampers by Helix.

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

Insurance Settlement

On January 2, 2022, Director Emeritus Barbara P. Ruhlman passed away at the age of 89. Mrs. Ruhlman was member of the Company’s Board of Directors from 1988 to 2016, at which time she elected to resign and was appointed as the Company’s Director Emeritus. Mrs. Ruhlman was the daughter of the Company’s founder, Thomas F. Peterson, and was the mother of the Company’s current Chief Executive Officer, Robert G. Ruhlman. A Company-owned life insurance policy was maintained for Mrs. Ruhlman until her death. During the period ended March 31, 2022, the Company received approximately $6.9 million in cash proceeds and recorded a gain of approximately $4.4 million in Other income – net, related to the settlement of this insurance policy.

NOTE D – SHAREHOLDERS' EQUITY

The following table reflects the changes in shareholders' equity for the three months ended March 31, 2022 and 2021:

							Accumulated Other Comprehensive Loss
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)

Balance at December 31, 2021	$13,185	$(10,102)	$10,102	$47,814	$410,673	$(93,836)	$(56,223)	$(5,496)	$316,117	$(17)	$316,100
Net income					12,285				12,285	16	12,301
Foreign currency translation adjustment							2,101		2,101		2,101
Recognized net actuarial gain, net of tax provision of $28								89	89		89
Total comprehensive income									14,475	16	14,491
Share-based compensation				871					871		871
Purchase of 29,436 common shares						(1,795)			(1,795)		(1,795)
Issuance of 62,387 common shares	117			162					279		279
Common shares issued to rabbi trust of 12,752, net		(99)	99						0		0
Cash dividends declared - $.20 per share					(1,037)				(1,037)		(1,037)
Balance at March 31, 2022	$13,302	$(10,201)	$10,201	$48,847	$421,921	$(95,631)	$(54,122)	$(5,407)	$328,910	$(1)	$328,909

							Accumulated Other Comprehensive Loss
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)

Balance at December 31, 2020	$13,028	$(10,940)	$10,940	$43,134	$379,035	$(88,568)	$(47,847)	$(6,704)	$292,078	$(9)	$292,069
Net income					7,179				7,179	(2)	7,177
Foreign currency translation adjustment							(4,829)		(4,829)		(4,829)
Recognized net actuarial gain, net of tax provision of $35								114	114		114
Total comprehensive income									2,464	(2)	2,462
Share-based compensation				1,034	(40)				994		994
Purchase of 52,590 common shares						(3,678)			(3,678)		(3,678)
Issuance of 63,316 common shares	127			270					397		397
Common shares distributed from rabbi trust of 3,727, net		120	(120)						0		0
Cash dividends declared - $.20 per share				(116)	(990)				(1,106)		(1,106)
Balance at March 31, 2021	$13,155	$(10,820)	$10,820	$44,322	$385,184	$(92,246)	$(52,676)	$(6,590)	$291,149	$(11)	$291,138

NOTE E – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”). Net periodic pension cost for this plan included the following components:

	Three Months Ended March 31
	2022	2021
Service cost	$0	$0
Interest cost	297	282
Expected return on plan assets	(601)	(586)
Recognized net actuarial loss	117	149
Net periodic pension benefit	$(187)	$(155)

There were no contributions to the Plan during the three months ended March 31, 2022. The Company does not plan to contribute additional funds to the Plan during the remainder of 2022.

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI")

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Unrecognized pension benefit cost	Currency Translation Adjustment	Total	Unrecognized pension benefit cost	Currency Translation Adjustment	Total
Balance at January 1	$(5,496)	$(56,223)	$(61,719)	$(6,704)	$(47,847)	$(54,551)
Other comprehensive income before reclassifications:
Gain (loss) on foreign currency translation adjustment	0	2,101	2,101	0	(4,829)	(4,829)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	89	0	89	114	0	114
Net current period other comprehensive income (loss)	89	2,101	2,190	114	(4,829)	(4,715)
Balance at March 31	$(5,407)	$(54,122)	$(59,529)	$(6,590)	$(52,676)	$(59,266)

(a)
This AOCI component is included in the computation of net periodic pension costs as noted in Note E – Pension Plans.

NOTE G – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31
	2022	2021
Numerator
Net income	$12,285	$7,179
Denominator
Determination of shares
Weighted-average common shares outstanding	4,928	4,917
Dilutive effect – share-based awards	15	19
Diluted weighted-average common shares outstanding	4,943	4,936
Earnings per common share
Basic	$2.49	$1.46
Diluted	$2.49	$1.45

For the three months ended March 31, 2022 and 2021, 23,000 and 15,000 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

NOTE H – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	March 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	1,293	(461)	1,293	(437)
Trademarks	2,069	(1,572)	1,837	(1,533)
Technology	7,346	(2,927)	7,306	(2,830)
Customer relationships	19,800	(8,879)	15,046	(8,643)
	$35,314	$(18,645)	$30,288	$(18,249)
Indefinite-lived intangible assets
Goodwill	$38,435		$28,194

The aggregate amortization expense for other intangibles with finite lives for the three months ended March 31, 2022 was $0.4 million. Amortization expense is estimated to be $1.9 million for the remainder of 2022, $1.9 million for 2023, $1.8 for 2024, $1.7 million for 2025 and $1.6 million for 2026. The combined weighted-average remaining amortization period is approximately 12.3 years. The weighted-average remaining amortization period by intangible asset class is as follows: land use rights, 53.3 years; trademarks, 11.7 years; technology, 8.9 years; and customer relationships, 10.9 years.

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

For the quantitative approach, the Company uses a combination of the income approach, which uses a discounted cash flow methodology, and the market approach, which uses comparable market multiples in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. The fair value estimates are subjective and sensitive to significant assumptions, such as revenue growth rates, operating margins, the weighted-average cost of capital, and estimated market multiples, of which are affected by expectations of future market or economic conditions. The Company believes that the methodologies, significant assumptions, and weightings used are reasonable and result in appropriate fair values of the reporting units.

Given the continued decline in the Company’s results in the Asia-Pacific region and the uncertainty surrounding COVID-19 including the lingering impacts of the numerous variants, the Company concluded that an indicator of impairment was present and conducted an interim impairment review of its goodwill in the Asia-Pacific reporting unit as of September 30, 2021. Based on the interim impairment assessment and annual assessment at October 1, 2021, the Asia-Pacific reporting unit’s fair value exceeded its carrying value by approximately 10%.

The Company re-evaluated the results of its Asia-Pacific region at March 31, 2022 and did not identify additional impairment indicators. The Company will continue to evaluate the results of its Asia-Pacific region and conduct interim testing if additional impairment indicators are present in future quarters. At March 31, 2022, the Asia-Pacific reporting unit's goodwill was $7.5 million.

No indicators of impairment were identified for the Company's other reporting units.

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the three months ended March 31, 2022 are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2022	$3,078	$4,244	$13,561	$7,311	$28,194
Additions	0	5,195	3,912	0	9,107
Currency translation	0	1,068	(102)	168	1,134
Balance at March 31, 2022	$3,078	$10,507	$17,371	$7,479	$38,435

The 2022 additions to goodwill relate to the acquisitions of Maxxweld Conectores Eletricos Ltda. and Holplast, s.r.o. See Note N for additional information about acquisitions of businesses.

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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, on the Company’s Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021:

Description	Balance as of March 31, 2022	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$411	$0	$411	$0
Total Assets	$411	$0	$411	$0

Liabilities:
Supplemental profit sharing plan	$6,909	$0	$6,909	$0
Total Liabilities	$6,909	$0	$6,909	$0

Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$534	$0	$534	$0
Total Assets	$534	$0	$534	$0

Liabilities:
Supplemental profit sharing plan	$8,633	$0	$8,633	$0
Total Liabilities	$8,633	$0	$8,633	$0

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates when foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions. These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in Other operating expense - net on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three months ended March 31, 2022 and 2021, the Company recognized a net loss of $2.1 million and a net gain of $0.3 million, respectively, on foreign currency forward contracts.

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives and directors. The liability for this unfunded Supplemental Profit Sharing Plan was $6.9 million and $8.6 million at March 31, 2022 and December 31, 2021, respectively. These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily include mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

NOTE J – BUSINESS SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.

The following tables present a summary of the Company’s reportable operating segments for the three months ended March 31, 2022 and 2021. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended March 31
	2022	2021
Net sales
PLP-USA	$75,924	$56,231
The Americas	18,963	17,521
EMEA	27,472	23,481
Asia-Pacific	15,864	20,320
Total net sales	$138,223	$117,553

Intersegment sales
PLP-USA	$4,120	$2,385
The Americas	2,714	2,066
EMEA	686	511
Asia-Pacific	6,684	3,652
Total intersegment sales	$14,204	$8,614

Gross profit
PLP-USA	$26,264	$21,077
The Americas	5,365	5,544
EMEA	6,374	8,134
Asia-Pacific	3,948	5,437
Gross profit	$41,951	$40,192

Net income attributable to Preformed Line Products Company shareholders
PLP-USA	$13,239	$5,576
The Americas	(71)	1,192
EMEA	282	1,195
Asia-Pacific	(1,165)	(784)
Total net income attributable to Preformed Line Products Company shareholders	$12,285	$7,179

NOTE K – INCOME TAXES

The Company’s effective tax rate was 13% and 32% for the three months ended March 31, 2022 and 2021, respectively. The lower effective tax rate for the three months ended March 31, 2022 compared to the U.S. federal statutory rate of 21% was primarily the result of a non-taxable benefit of $4.4 million related to the proceeds from a settlement of a Company-owned life insurance policy that was maintained for Director Emeritus Barbara P. Ruhlman until her death in January 2022, as well as other favorable discrete items. In addition to the aforementioned benefits, the effective tax rate decreased for the first quarter of 2022 compared to the first quarter of 2021 due to a decrease in unfavorable permanent adjustments in 2022, primarily related to the impact of lower operating results in certain jurisdictions.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the period ended March 31, 2022, the Company recorded additional valuation allowances in various jurisdictions on their deferred tax assets, that are not expected to be realizable.

For the three-month period ending March 31, 2022, the Company did not record any unrecognized tax positions.

NOTE L – DEBT ARRANGEMENTS

On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million to fund the purchase of a corporate aircraft. In September 2020, the Company made a deposit of $6.8 million toward the purchase of the aircraft which was subsequently refunded in January 2021 and the full amount of the $20.5 million purchase price was drawn on the loan. The aircraft replaces the Company’s previously owned aircraft, which was sold in December 2020. The proceeds of the sale were used to pay off the debt associated with the previously-owned aircraft. The term of the new loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $18.3 million outstanding on this debt facility at March 31, 2022, $2.1 million was classified as current. The loan is secured by the aircraft.

On March 2, 2022, the Company amended its credit facility ("the Facility") to increase the capacity from $65.0 million to $90.0 million. As part of this amendment, the index used to determine the interest rate changed from LIBOR to the Bloomberg Short Term Bank Yield Index (“BSBY”). The interest rate will now be defined as BSBY plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the BSBY spread becomes 1.500%. The amendment also allows the Company to change its rate from BSBY to the Secured Overnight Financing Rate (“SOFR”) at the Company’s discretion. The amendment extended the maturity from June 30, 2024 to March 2, 2026. All other terms remain the same. At March 31, 2022, the Company had the following borrowings on the Facility: the U.S. borrowed $24.2 million at 1.580%, the Company’s Polish subsidiary borrowed $5.9 million at 1.520%, the Company’s Australian subsidiary borrowed $2.1 million at 1.269%, and the Company’s Austrian subsidiary borrowed $1.4 million at 1.230%. At March 31, 2022, the Company had utilized $33.6 million with $56.4 million available on the Facility, net of long-term outstanding letters of credit of $0.1 million. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At March 31, 2022, the Company was in compliance with these covenants.

On April 25, 2019, the Company borrowed $8.0 million U.S. dollars on behalf of its Indonesian subsidiary at a rate of 3.501% with a term expiring on April 30, 2024. At March 31, 2022, $5.6 million was outstanding, of which $0.8 million is classified as current.

On August 16, 2021, the Company’s New Zealand subsidiary borrowed $3.8 million U.S. dollars at a rate of 3.900% with a term expiring on August 26, 2026. Of the $3.2 million outstanding at March 31, 2022, $0.2 million is classified as current. This loan is secured by the Company’s New Zealand subsidiary’s land and building.

For the periods ended March 31, 2022 and December 31, 2021, the Company’s Asia-Pacific segment had $0.2 million and $0.6 million, respectively, in restricted cash used to secure bank debt. The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash and cash equivalents.

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

The following is a rollforward of the product warranty reserve:

	Three Months Ended March 31
	2022	2021
Beginning of period balance	$1,635	$1,282
Additions charged to income	6	313
Warranty usage	(27)	(93)
Currency translation	64	(30)
End of period balance	$1,678	$1,472

NOTE N – ACQUISITIONS OF BUSINESSES

Acquisition of Maxxweld Conectores Electricos Ltda.

On January 4, 2022, the Company acquired Maxxweld Conectores Eletricos Ltda.("Maxxweld"), a Brazilian entity headquartered in Curitiba, Brazil, from its shareholders. Maxxweld designs and manufactures substation connector systems and accessory hardware for high voltage AC systems. The acquisition of Maxxweld expands and strengthens the Company's operational and technical capabilities in the region while supporting its overall substation strategy. The purchase price was approximately $11.2 million, net of cash received, as of the closing date. The purchase price is subject to a holdback of approximately $1.8 million.

The acquisition of Maxxweld has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date, as well as measurement period adjustments recorded as of March 31, 2022. These preliminary estimates will continue to be revised during the measurement period as further information becomes available and additional analyses are performed. The current measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

Preliminary Allocation
Accounts receivable	$2,080
Inventory	1,291
Prepaid expenses and other current assets	41
Property, plant and equipment and other assets	725
Other intangible assets	4,359
Accounts payable	(599)
Other current liabilities	(322)
Other non-current liabilities	(1,560)
Total identifiable net assets	6,015
Goodwill	5,195
Total consideration, net of cash received	$11,210

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Maxxweld. As a result of the acquisition, goodwill of $5.2 million recognized is not expected to be deductible for tax purposes. Other intangible assets of $4.4 million include customer relationships, tradenames and backlog. The preliminary estimated fair values of the customer relationships, trademarks and technology intangible assets of $4.0 million, $0.2 million and $0.2 million, respectively, were determined using either the relief-from-royalty model or the multi-period excess earnings model, which are discounted cash flow models that rely on the Company's estimates. These estimates require judgment of future revenue growth rates, future margins, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. The estimated useful lives for customer relationships, trademarks and backlog were 15 years, 20 years, and 1 year, respectively. See Note H for additional information about goodwill and other intangible assets.

From the date of the acquisition through March 31, 2022, the Company’s Consolidated Financial Statements included Maxxweld sales of approximately $2.0 million and is reported in The Americas segment.

Acquisition of Holplast, s.r.o.

On March 1, 2022, the Company acquired all issued and outstanding shares of Holplast, s.r.o (“Holplast”), an entity headquartered in Prostejov, Czech Republic, from its shareholder. Holplast specializes in injection molding and expands the Company’s operational capabilities in the region and strengthens the Company’s position in the global communications market. The purchase price was approximately $5.3 million with a holdback of $0.8 million, inclusive of cash and debt.

The acquisition of Holplast has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date as of March 31, 2022. These preliminary estimates will continue to be revised during the measurement period as further information becomes available and additional analyses are performed.

Preliminary Allocation
Cash	$907
Accounts receivable	452
Inventory	285
Prepaid expenses and other current assets	7
Property, plant and equipment and other assets	1,221
Accounts payable	(283)
Other current liabilities	(95)
Other non-current liabilities	(1,119)
Total identifiable net assets	1,375
Goodwill	3,912
Total consideration, inclusive of cash and debt	$5,287

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Holplast. Other non-current liabilities assumed is mainly comprised of long-term debt totaling approximately $1.1 million at a rate of 3.21% with terms expiring between May 2023 and December 2030.

The Company’s 2022 Consolidated Financial Statements include Holplast’s results of operations, which were not material, and are reported in The EMEA segment from the date of acquisition through March 31, 2022.

NOTE O – EXIT OF RUSSIAN OPERATIONS

Due to the ongoing conflict in Ukraine and overt hostilities shown by Russia in the conflict, the Company determined to exit its Russian operations in March 2022, at which time exit activities began. The Russia operations did not have a material impact to the consolidated financial statements with net sales of $0.1 million and $0.2 million for the three-month periods ending March 31, 2022 and 2021, respectively, and annual sales of $1.0 million for the 2021 fiscal year. As a result of the decision to exit operations, net charges of approximately $1.0 million were recorded for the three-month period ended March 31, 2022, mainly as a result of asset impairments and one-time termination benefits. These impacts were included in Cost of products sold, General and administrative expense, or Other income - net, as appropriate. In Business Segment Information, these charges are recorded in the EMEA segment. The Company does not expect future charges incurred to be material.

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
•
Application of Critical Accounting Policies and Estimates
•
Working Capital, Liquidity and Capital Resources

OVERVIEW

Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) was incorporated in Ohio in 1947. We are an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries. Our primary products support, protect, connect, terminate, and secure cables and wires. We also provide solar hardware systems, mounting hardware for a variety of solar power applications, and fiber optic and copper splice closures. PLPC is respected around the world for quality, dependability and market-leading customer service. Our goal is to continue to achieve profitable growth as a leader in the research, innovation, development, manufacturing, and marketing of technically advanced products and services related to energy, communications and cable systems and respond to key infrastructure priorities around the world, including bolstering grid reliability, strengthening grid resilience to climate events, upgrading aging infrastructure, enhancing communication networks and transitioning to renewable energy. We have 30 sales and manufacturing operations in 22 different countries.

We report our segments in four geographic regions: PLP-USA (including corporate), The Americas (includes operations in North and South America without PLP-USA), EMEA (Europe, Middle East & Africa) and Asia-Pacific, in accordance with accounting standards codified in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, Segment Reporting. Each segment distributes a full range of our primary products. Our PLP-USA segment is comprised of our U.S. operations manufacturing our traditional products primarily supporting our domestic energy, communications and special industries products. Our other three segments, The Americas, EMEA and Asia-Pacific support our energy, communications and special industries products in each respective geographical region.

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

PREFACE

The following discussion describes our results of operations for the three months ended March 31, 2022 and 2021. Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our consolidated financial statements in the assessment of our performance and operating trends.

While the ongoing COVID-19 pandemic has not had a material effect on our overall results, it has continued to create challenges for us in countries that have significant outbreak mitigation strategies, namely, countries in our Asia-Pacific business segment, which led to temporary project postponements and has continued to impact results in this segment. We are continuing to actively monitor the impact of COVID-19 on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs. We cannot predict the duration or scope of the COVID-19 pandemic or the magnitude of its impact on our business and results of operations. In addition, the impact of COVID-19 could potentially exacerbate other risks discussed, any of which could have a material adverse effect on the Company. We continue to assess all challenges related to COVID-19 and plan accordingly. The extent of any future impact is dependent upon several factors including those described in the

Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 4, 2022.

Overall customer demand has remained strong, which is reflected in net sales of $138.2 million for the three months ended March 31, 2022, an increase of $20.7 million year-over-year. However, we have also experienced significant commodity and transportation cost inflation that has impacted our profit margins. To mitigate the ongoing inflationary pressures, we implemented several price increases in the U.S. and internationally in 2021 and again in 2022. Due to the large volume in our order backlog, we continue to experience tailwinds from these 2021 increases into 2022, however, continued cost inflation in these areas may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand.

The geopolitical environment has created challenges in the operating environment particularly in eastern Europe. Due to the ongoing conflict in Ukraine and overt hostilities shown by Russia in the conflict, the Company determined to wind down its Russian operations in March 2022. The Russia operations did not have a material impact to the consolidated financial statements with net sales of $0.1 million and $0.2 million for the three-month periods ending March 31, 2022 and 2021, respectively, and annual sales of $1.0 million for the 2021 fiscal year. As a result of the decision to wind-down operations, asset impairment, one-time termination benefits and other impacts were recorded in the period ending March 31, 2022, as outlined below.

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. The fluctuations of foreign currencies during the three months ended March 31, 2022 had a $2.5 million unfavorable effect on net sales. There was an unfavorable effect of $0.2 million on net income for the three months ended March 31, 2022. On a reportable segment basis, the impact of foreign currency on net sales and net income for the three months ended March 31, 2022 was as follows:

	Foreign Currency Translation Impact
	Three Months Ended March 31, 2022
	Net Sales	Net Income
(Thousands of dollars)
The Americas	$(136)	$106
EMEA	(1,668)	(363)
Asia-Pacific	(742)	57
Total	$(2,546)	$(200)

The following table reflects the impact of foreign currency fluctuations on operating income for the three months ended March 31, 2022 and 2021:

	Foreign Currency Impact
	Three Months Ended March 31
(Thousands of dollars)	2022	2021
Operating income	$9,451	$10,768
Translation gain	(522)	0
Transaction (gain) loss	(1,883)	615
Net loss (gain) on forward currency contracts	2,065	(327)
Operating income excluding currency impact	$9,111	$11,056

Despite the current geopolitical environment, and aside from the uncertainty created by the COVID-19 outbreak, we believe our business fundamentals and our financial position are sound and we are strategically well-positioned. We remain focused on assessing our business structure, global facilities and overall capacity in conjunction with the requirements of local manufacturing in the markets that we serve. The growth in PLP-USA net sales required additional investment within our PLP-USA facilities, both in the form of operational capacity as well as increased warehouse space. These investments in our U.S. operations will allow us to further enhance the service we provide to our U.S. customers beginning in late 2022. If necessary, we will modify redundant processes and further utilize our global manufacturing network to manage costs, increase sales volumes and deliver value to our customers. We have continued to invest in the business to expand into new markets for the Company, evaluate strategic mergers and acquisitions, improve efficiency, develop new products, and increase our capacity. We currently have a bank debt to equity ratio of 23.7% and have the continued ability to borrow needed funds at a competitive interest rate under the Facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THREE MONTHS ENDED MARCH 31, 2021

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended March 31, 2022 and 2021. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended March 31
(Thousands of dollars)	2022		2021		Change
Net sales	$138,223	100.0%	$117,553	100.0%	$20,670
Cost of products sold	96,272	69.6	77,361	65.8	18,911
GROSS PROFIT	41,951	30.4	40,192	34.2	1,759
Costs and expenses	32,500	23.5	29,424	25.0	3,076
OPERATING INCOME	9,451	6.8	10,768	9.2	(1,317)
Other income (expense), net	4,690	3.4	(214)	(0.2)	4,904
INCOME BEFORE INCOME TAXES	14,141	10.2	10,554	9.0	3,587
Income tax expense	1,840	1.3	3,377	2.9	(1,537)
NET INCOME	12,301	8.9	7,177	6.1	5,124
Net (gain) loss attributable to noncontrolling interests	(16)	(0.0)	2	0.0	(18)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$12,285	8.9%	$7,179	6.1%	$5,106

Net sales. Net sales were $138.2 million for the three months ended March 31, 2022, an increase of $20.7 million, or 18%, from the three months ended March 31, 2021. Excluding the unfavorable effect of currency translation, net sales for the three months ended March 31, 2022 increased $23.2 million compared to the same period in 2021, or 20%, as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2022	2021	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$75,924	$56,231	$19,693	$0	$19,693	35%
The Americas	18,963	17,521	1,442	(136)	1,578	9
EMEA	27,472	23,481	3,991	(1,668)	5,659	24
Asia-Pacific	15,864	20,320	(4,456)	(742)	(3,714)	(18)
Consolidated	$138,223	$117,553	$20,670	$(2,546)	$23,216	20%

The year-over-year increase in PLP-USA net sales of $19.7 million, or 35%, was primarily due to a volume increase in energy and communication product sales. International net sales for the three months ended March 31, 2022 experienced an unfavorable impact of $2.5 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation. The Americas net sales of $19.0 million increased $1.6 million, or 9%, primarily due to the contributions from the Company's acquisition of Maxxweld. EMEA net sales of $27.5 million increased $5.7 million, or 24%, primarily due to a volume increase in energy product sales within the region. Asia-Pacific net sales of $15.9 million decreased $3.7 million, or 18%, compared to 2021 primarily due to a volume decrease in energy products, partially resulting from the continuing effects of the disruption to the region's economy caused by the COVID-19 pandemic.

Gross profit. Gross profit was $42.0 million and $40.2 million for the three months ended March 31, 2022 and 2021, respectively. Excluding the unfavorable effect of currency translation, gross profit increased $2.0 million, or 5%, as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2022	2021	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$26,264	$21,077	$5,187	$0	$5,187	25%
The Americas	5,365	5,544	(179)	25	(204)	(4)
EMEA	6,374	8,134	(1,760)	(194)	(1,566)	(19)
Asia-Pacific	3,948	5,437	(1,489)	(115)	(1,374)	(25)
Consolidated	$41,951	$40,192	$1,759	$(284)	$2,043	5%

PLP-USA gross profit of $26.3 million increased $5.2 million compared to the same period in 2021 mainly as a result of increased sales volume of $19.7 million, offset by the negative impact of rising commodity prices, freight costs, and inflation. International gross profit for the three months ended March 31, 2022 was unfavorably impacted by $0.3 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit decrease of $0.2 million was primarily the result of an unfavorable shift in sales product mix. EMEA’s gross profit decreased $1.6 million, mainly due to inventory write-offs of $0.4 million related to the exit of Russia operations as well as higher freight and raw material costs. Asia-Pacific’s gross profit decrease was the result of a year-over-year reduction in sales of $3.7 million, partially offset by manufacturing cost savings.

Costs and expenses. Costs and expenses of $32.5 million for the three months ended March 31, 2022 increased $3.1 million, or 10%. Excluding the favorable effect of currency translation, costs and expenses increased $3.9 million, or 13%, as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2022	2021	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$15,750	$13,134	$2,616	$0	$2,616	20%
The Americas	5,130	3,721	1,409	(74)	1,483	40
EMEA	6,741	6,464	277	(563)	840	13
Asia-Pacific	4,879	6,105	(1,226)	(169)	(1,057)	(17)
Consolidated	$32,500	$29,424	$3,076	$(806)	$3,882	13%

PLP-USA costs and expenses of $15.8 million for the three months ended March 31, 2022 increased when compared to the same period in 2021 due to increases in commission and personnel-related expenses. International costs and expenses for the three months ended March 31, 2022 were favorably impacted by $0.8 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $5.1 million increased by $1.5 million mainly due to purchase accounting adjustments of approximately $0.4 million, a one time asset write-off at the Company’s Argentina subsidiary of $0.3 million as well as higher personnel-related expenses. EMEA costs and expenses of $6.7 million increased $0.8 million mainly due to asset impairment and severance charges of $0.5 million related to the exit of Russia operations as well as higher personnel-related expenses. Asia-Pacific costs and expenses of $4.9 million decreased by $1.1 million primarily due to a gain recognized for the sale of capital assets and reduced personnel-related costs.

Other income (expense), net. Other income (expense), net for the three months ended March 31, 2022 and 2021 was $4.7 million and $0.2 million, respectively. The increase in Other income, net for the three months ended March 31, 2022 was primarily related to the settlement of a Company-owned life insurance policy that was maintained for Director Emeritus Barbara P. Ruhlman until her death in January 2022. The cash proceeds of approximately $6.9 million resulted in a gain of $4.4 million recorded in Other income, net.

Income taxes. Income taxes for the three months ended March 31, 2022 and 2021 were $1.8 million and $3.4 million, based on pre-tax income of $14.1 million and $10.6 million, respectively. The effective tax rate for the three months ended March 31, 2022 and 2021 was 13% and 32%, respectively, compared to the U.S. federal statutory rate of 21%. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. For the period ending March 31, 2022, lower income tax expense was recorded primarily due to a non-taxable benefit of $4.4 million related to the proceeds from a settlement of a Company-owned life insurance policy that was maintained for Director Emeritus Barbara P. Ruhlman until her death in January 2022, in addition to a decrease in unfavorable permanent adjustments.

Net income. As a result of the preceding items, net income for the three months ended March 31, 2022 was $12.3 million, compared to $7.2 million for the three months ended March 31, 2021, an increase of $5.1 million as summarized in the following table:

	Three Months Ended March 31
(Thousands of dollars)	2022	2021	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$13,239	$5,576	$7,663	$0	$7,663	137%
The Americas	(71)	1,192	(1,263)	106	(1,369)	(115)
EMEA	282	1,195	(913)	(363)	(550)	(46)
Asia-Pacific	(1,165)	(784)	(381)	57	(438)	56
Consolidated	$12,285	$7,179	$5,106	$(200)	$5,306	74%

PLP-USA’s net income for the three months ended March 31, 2022 increased $7.7 million compared to the same period in 2021, primarily due to an increase in operating income of $2.6 million driven by higher sales volumes combined with an increase in net other income of $3.9 million primarily related to the gain from proceeds on insurance settlement, as well as a decrease in income tax expense of $1.1 million. The following discussion of net income excludes the effect of currency translation. The Americas net income decreased $1.4 million mainly as a result of a decrease in operating income due to higher costs of $1.5 million, partially offset by a decrease in income tax expense of $0.3 million. EMEA net income decreased $0.6 million mainly as a result of a $2.0 million decrease in operating income due to the impact of the exit from our the Russian operations, partially offset by an increase in other income, net of $0.9 million and a decrease in income tax expense of $0.3 million. Asia-Pacific net income decreased $0.4 due to a decrease in operating income of $0.3 million from reduced sales volumes combined with an increase of income tax expense of $0.2 million.

POLICIES AND ESTIMATES

Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2021 filed on March 4, 2022 with the Securities and Exchange Commission and are, therefore, not presented herein.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first three months of 2022, we used cash of $8.0 million for capital expenditures and $13.0 million for acquisitions of businesses. We ended the first three months of 2022 with $34.6 million of cash, cash equivalents and restricted cash (collectively, “Cash”). Our Cash is held in various locations throughout the world. At March 31, 2022, the majority of our Cash was held outside the United States (“U.S.”). We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future operating cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt, including notes payable, at March 31, 2022 was $78.1 million. At March 31, 2022, our unused availability under the Facility was $56.4 million and our bank debt to equity percentage was 23.7%. On March 2, 2022, we amended the Facility to increase the capacity from $65.0 million to $90.0 million. As part of this amendment, the index used to determine the interest rate changed from LIBOR to the Bloomberg Short Term Bank Yield Index (“BSBY”). The interest rate will now be defined as BSBY plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the BSBY spread becomes 1.500%. The amendment also allows the Company to change its rate from BSBY to the Secured Overnight Financing Rate (“SOFR”) at the Company’s discretion. The amendment extended the maturity from June 30, 2024 to March 2, 2026. All other terms remain the same. The Facility agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability. At March 31, 2022 and December 31, 2021, we were in compliance with these covenants.

We expect that our major source of funding for 2022 and beyond will be our operating cash flows and our existing Cash as well as the Facility. We earn a significant amount of our operating income outside the U.S., which, except for current earnings in certain jurisdictions, is deemed to be indefinitely reinvested in foreign jurisdictions.

As we cannot predict the duration or scope of the continuing COVID-19 pandemic or long-term impacts of the conflict in Ukraine and the impacts on our customers and suppliers, the negative financial impact to our financial results and liquidity cannot be reasonably estimated but could be material. We are actively managing the business to maintain cash flow and a favorable liquidity position. We believe that our future cash flows, together with these factors, will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next twelve months and thereafter for the foreseeable future. In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions. We also believe that we can expand our borrowing capacity, if necessary, however, we do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

Sources and Uses of Cash

Cash decreased $1.8 million compared to December 31, 2021. Net Cash used in operating activities was $5.2 million. The most significant net investing and financing uses of Cash in the three months ended March 31, 2022 were payments of long-term debt, acquisitions of businesses and capital expenditures, partially offset by debt proceeds and proceeds from a company-owned life insurance policy. Currency had a negative $0.8 million impact on Cash when translating foreign denominated financial statements to U.S. dollars.

Net Cash used in operating activities for the three months ended March 31, 2022 was $5.2 million compared to $13.2 million provided by operating activities in the comparable prior year three-month period. The $18.8 million net decrease was primarily a result of an increase in Cash used by operating assets, net of operating liabilities, due to increases in accounts receivable and inventory partially offset by an increase in net income of $5.1 million.

Net Cash used in investing activities of $10.9 million for the three months ended March 31, 2022 increased $7.5 million when compared to Cash used in investing activities in the three months ended March 31, 2021. The change was primarily related to the acquisition of businesses in the three months ended March 31, 2022 as well as the year-over-year increase in capital expenditures.

Cash provided by financing activities for the three months ended March 31, 2022 was $15.1 million compared to cash used in financing activities of $20.5 million during the three months ended March 31, 2021. The $35.6 million increase was primarily the result of an increase in proceeds from debt, net of borrowings, in 2022 compared to 2021.

We have commitments under operating leases, primarily for office and manufacturing space, transportation equipment, office and computer equipment and capital leases primarily for equipment. See the Consolidated Balance Sheets for related operating lease assets and liabilities.

As of March 31, 2022, the Company had total outstanding guarantees of $9.6 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of March 31, 2022, the Company had total outstanding letters of credit of $0.9 million.

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
•
The potential impact of global economic conditions on the Company’s ongoing profitability and future growth opportunities in the Company’s core markets in the U.S. and other foreign countries, which may experience continued or further instability due to political and economic conditions, social unrest, acts of war, military conflict (including the ongoing conflict between Russia and Ukraine), international hostilities or the perception that hostilities may be imminent, terrorism, changes in diplomatic and trade relationships and public health concerns (including viral outbreaks such as COVID-19);
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
•
The effects of the potential enactment of the U.S. Build Back Better Plan which could potentially increase the U.S. federal corporate income tax rate on U.S. income and, also, reduce tax credits from foreign sourced income; and
•
Those factors described under the heading “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 which was filed on March 4, 2022. The impact of COVID-19 could potentially exacerbate other risks discussed, any of which could have a material impact on the Company. The situation continues to change and additional impacts may arise that the Company is not aware of currently.

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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar. Revenue from operations in Argentina represented less than 1% of total consolidated net sales for three months ended March 31, 2022 and 2021.

As of March 31, 2022, the Company had $0.4 million in assets related to foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $4.8 million and a $0.1 million favorable/unfavorable impact on income before income taxes at March 31, 2022.

The Company is exposed to market risk, including changes in interest rates and foreign exchange rates since we conduct business in a variety of foreign currencies. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of long-term borrowings of $63.9 million at March 31, 2022. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $0.3 million for the three months ended March 31, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) of the Securities and Exchange Act of 1934, as amended, during the three months ended March 31, 2022 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding the Company’s current legal proceedings is presented in Note C of the Notes to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 4, 2022. In addition, the impact of COVID-19 could potentially exacerbate other risks discussed, any of which could have a material adverse effect on the Company. The situation continues to change and additional impacts may arise that the Company is not aware of currently.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 28, 2021, the Board of Directors authorized a plan to repurchase up to an additional 191,163 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three-month period ended March 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January	951	$60.89	8,021	241,979
February	1,100	58.14	9,121	240,879
March	27,384	61.04	36,505	213,495
Total	29,435

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Amended and Restated Loan Agreement, dated March 2, 2022, between the Company and PNC Bank, National Association Joinder, filed herewith.

10.2	Amendment No. 12 to Amended and Restated Line of Credit Note, dated March 2, 2022, between the Company and PNC, National Association, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data (embedded with the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2022	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2022	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(Principal Accounting Officer)