Form 10-Q
period 2022-06-30
PREFORMED LINE PRODUCTS CO
filed 2022-08-05
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of common shares outstanding as of July 22, 2022: 4,940,578.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $2.00 per share	PLPC	NASDAQ

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash, cash equivalents and restricted cash	$30,103	$36,406
Accounts receivable, less allowances of $4,931 ($3,744 in 2021)	123,122	98,203
Inventories, net	127,408	114,507
Prepaid expenses	20,855	19,778
Other current assets	5,561	3,217
TOTAL CURRENT ASSETS	307,049	272,111
Property, plant and equipment, net	157,444	149,774
Operating lease, right-of-use assets	10,987	12,400
Goodwill	34,792	28,194
Other intangible assets, net	15,104	12,039
Deferred income taxes	5,551	3,839
Other assets	6,129	10,661
TOTAL ASSETS	$537,056	$489,018
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$49,217	$42,376
Notes payable to banks	16,856	16,423
Operating lease liabilities, current	1,959	1,986
Current portion of long-term debt	3,217	3,116
Accrued compensation and other benefits	24,313	21,703
Accrued expenses and other liabilities	22,315	17,522
Dividends payable	1,238	1,301
Income taxes payable	555	1,108
TOTAL CURRENT LIABILITIES	119,670	105,535
Long-term debt, less current portion	57,502	40,048
Pension obligation	3,056	3,653
Operating lease liabilities, non-current	6,959	8,154
Deferred income taxes	4,246	2,791
Other noncurrent liabilities	12,936	12,737
SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 4,940,578 and 4,907,143 issued and outstanding, at June 30, 2022 and December 31, 2021, respectively	13,303	13,185
Common shares issued to rabbi trust, 244,969 and 243,138 shares at June 30, 2022 and December 31, 2021, respectively	(10,231)	(10,102)
Deferred compensation liability	10,231	10,102
Paid-in capital	49,918	47,814
Retained earnings	434,718	410,673
Treasury shares, at cost, 1,714,822 and 1,685,387 shares at June 30, 2022 and December 31, 2021, respectively	(95,631)	(93,836)
Accumulated other comprehensive loss	(69,629)	(61,719)
TOTAL PREFORMED LINE PRODUCTS, COMPANY SHAREHOLDERS’ EQUITY	332,679	316,117
Noncontrolling interest	8	(17)
TOTAL SHAREHOLDERS’ EQUITY	332,687	316,100
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$537,056	$489,018

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
(Thousands of dollars, except earnings per share data)
Net sales	$163,471	$133,038	$301,694	$250,591
Cost of products sold	110,765	89,999	207,037	167,360
GROSS PROFIT	52,706	43,039	94,657	83,231
Costs and expenses
Selling	11,668	10,099	22,328	19,701
General and administrative	16,948	13,770	33,256	28,164
Research and engineering	5,363	4,763	10,137	9,374
Other operating expense, net	778	1,669	1,536	2,486
	34,757	30,301	67,257	59,725
OPERATING INCOME	17,949	12,738	27,400	23,506
Other income (expense)
Interest income	104	26	216	47
Interest expense	(784)	(457)	(1,310)	(920)
Other income, net	495	270	5,599	498
	(185)	(161)	4,505	(375)
INCOME BEFORE INCOME TAXES	17,764	12,577	31,905	23,131
Income tax expense	4,043	3,686	5,883	7,063
NET INCOME	$13,721	$8,891	$26,022	$16,068
Net income attributable to noncontrolling interests	(9)	(22)	(25)	(20)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$13,712	$8,869	$25,997	$16,048
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,940	4,912	4,934	4,914
Diluted	4,955	4,930	4,954	4,935
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$2.78	$1.81	$5.27	$3.27
Diluted	$2.77	$1.80	$5.25	$3.25

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
(Thousands of dollars)
Net income	$13,721	$8,891	$26,022	$16,068
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(10,190)	4,311	(8,089)	(518)
Recognized net actuarial loss(1)	90	113	179	227
Other comprehensive (loss) income, net of tax	(10,100)	4,424	(7,910)	(291)
Comprehensive income attributable to noncontrolling interests	(9)	(22)	(25)	(20)
Comprehensive income attributable to Preformed Line Products Company shareholders	$3,612	$13,293	$18,087	$15,757

(1) Net of tax provision of $27 and $35 for the three months ended June 30, 2022 and 2021, respectively. Net of tax provision of $55 and $70 for both six-month periods ended June 30, 2022 and 2021.

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
	2022	2021
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$26,022	$16,068
Adjustments to net cash provided by (used in) operations:
Depreciation and amortization	6,874	6,832
Deferred income taxes	(2,591)	1,575
Share-based compensation expense	1,913	1,927
Loss on exit of business	1,196	0
Gain on sale of property and equipment	(842)	(30)
Gain from company-owned life insurance policy	(4,364)	0
Other, net	659	318
Changes in operating assets and liabilities	(35,044)	(12,629)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(6,177)	14,061
INVESTING ACTIVITIES (1)
Capital expenditures	(13,809)	(7,338)
Proceeds from the sale of property and equipment	3,157	23
Proceeds from company-owned life insurance policy	6,909	0
Acquisition of businesses, net of cash	(12,990)	0
NET CASH USED IN INVESTING ACTIVITIES	(16,733)	(7,315)
FINANCING ACTIVITIES(1)
Increase (decrease) in notes payable to banks	856	(2,183)
Proceeds from long-term debt	83,352	42,954
Payments of long-term debt	(64,940)	(53,029)
Dividends paid	(2,061)	(2,114)
Proceeds from issuance of common shares	117	364
Purchase of common shares for treasury	(66)	(176)
Purchase of common shares for treasury from related parties	(1,729)	(4,548)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,529	(18,732)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	1,078	265
Net decrease in cash, cash equivalents and restricted cash	(6,303)	(11,721)
Cash, cash equivalents and restricted cash at beginning of year	36,406	45,175
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$30,103	$33,454

(1) Non-cash investing and financing activities: The Company purchased a new corporate aircraft during the three months ended March 31, 2021 with a term loan in the principal amount of $20.5 million. For further information regarding this transaction, refer to Note M, “Debt Arrangements.”

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

(UNAUDITED)

							Accumulated Other Comprehensive Loss
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)

Balance at December 31, 2021	$13,185	$(10,102)	$10,102	$47,814	$410,673	$(93,836)	$(56,223)	$(5,496)	$316,117	$(17)	$316,100
Net income					12,285				12,285	16	12,301
Foreign currency translation adjustment							2,101		2,101		2,101
Recognized net actuarial gain, net of tax provision of $28								89	89		89
Total comprehensive income									14,475	16	14,491
Share-based compensation				871					871		871
Purchase of 29,436 common shares						(1,795)			(1,795)		(1,795)
Issuance of 62,387 common shares	117			162					279		279
Common shares issued to rabbi trust of 12,752, net		(99)	99						0		0
Cash dividends declared - $.20 per share					(1,037)				(1,037)		(1,037)
Balance at March 31, 2022	$13,302	$(10,201)	$10,201	$48,847	$421,921	$(95,631)	$(54,122)	$(5,407)	$328,910	$(1)	$328,909
Net income					13,712				13,712	9	13,721
Foreign currency translation adjustment							(10,190)		(10,190)		(10,190)
Recognized net actuarial gain, net of tax provision of $27								90	90		90
Total comprehensive income									3,612	9	3,621
Share-based compensation				1,042					1,042		1,042
Issuance of 484 common shares	1			29					30		30
Common shares issued to rabbi trust of 484, net		(30)	30						0		0
Cash dividends declared - $.20 per share					(915)				(915)		(915)
Balance at June 30, 2022	$13,303	$(10,231)	$10,231	$49,918	$434,718	$(95,631)	$(64,312)	$(5,317)	$332,679	$8	$332,687

							Accumulated Other Comprehensive Loss
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)

Balance at December 31, 2020	$13,028	$(10,940)	$10,940	$43,134	$379,035	$(88,568)	$(47,847)	$(6,704)	$292,078	$(9)	$292,069
Net income (loss)					7,179				7,179	(2)	7,177
Foreign currency translation adjustment							(4,829)		(4,829)		(4,829)
Recognized net actuarial gain, net of tax provision of $35								114	114		114
Total comprehensive income									2,464	(2)	2,462
Share-based compensation				1,034	(40)				994		994
Purchase of 52,590 common shares						(3,678)			(3,678)		(3,678)
Issuance of 63,316 common shares	127			270					397		397
Common shares distributed from rabbi trust of 3,727, net		120	(120)						0		0
Cash dividends declared - $.20 per share				(116)	(990)				(1,106)		(1,106)
Balance at March 31, 2021	$13,155	$(10,820)	$10,820	$44,322	$385,184	$(92,246)	$(52,676)	$(6,590)	$291,149	$(11)	$291,138
Net income					8,869				8,869	22	8,891
Foreign currency translation adjustment							4,311		4,311		4,311
Recognized net actuarial gain, net of tax provision of $35								113	113		113
Total comprehensive income									13,293	22	13,315
Share-based compensation				893	(40)				853		853
Purchase of 13,800 common shares						(1,046)			(1,046)		(1,046)
Issuance of 7,400 common shares	15			349					364		364
Common shares issued to rabbi trust of 400, net		(30)	30						0		0
Cash dividends declared - $.20 per share					(981)				(981)		(981)
Balance at June 30, 2021	$13,170	$(10,850)	$10,850	$45,564	$393,032	$(93,292)	$(48,365)	$(6,477)	$303,632	$11	$303,643

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data, unless specifically noted)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Preformed Line Products Company and subsidiaries (the “Company” or “PLPC”) have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by United States generally accepted accounting principles (US GAAP) for complete financial statements. This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in PLPC's 2021 Form 10-K filed on March 4, 2022 with the Securities and Exchange Commission. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities and Exchange Commission.

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2022.

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

Disaggregated revenue

The Company’s revenues by segment and product type are as follows:

	Three Months Ended June 30, 2022
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	58%	69%	51%	73%	60%
Communications	38	29	43	3	32
Special Industries	4	2	6	24	8
Total	100%	100%	100%	100%	100%

	Three Months Ended June 30, 2021
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	61%	65%	51%	65%	60%
Communications	35	31	44	3	30
Special Industries	4	4	5	32	10
Total	100%	100%	100%	100%	100%

	Six Months Ended June 30, 2022
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	57%	71%	53%	70%	60%
Communications	39	27	40	2	32
Special Industries	4	2	7	28	8
Total	100%	100%	100%	100%	100%

	Six Months Ended June 30, 2021
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	59%	70%	55%	67%	61%
Communications	36	26	39	5	30
Special Industries	5	4	6	28	9
Total	100%	100%	100%	100%	100%

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

	Six Months Ended June 30
	2022	2021
Allowance for credit losses, beginning of period	$3,091	$2,848
Additions charged to costs and expenses	1,341	312
Write-offs	(237)	(189)
Foreign exchange and other	(24)	13
Allowance for credit losses, end of period	$4,171	$2,984

NOTE C – INVENTORIES, NET

	June 30, 2022	December 31, 2021
Raw materials	$88,828	$76,636
Work-in-process	12,879	10,117
Finished goods	38,565	37,216
	140,272	123,969
Excess of current cost over LIFO cost	(12,864)	(9,462)
Inventories, net	$127,408	$114,507

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $50.6 million at June 30, 2022 and $44.0 million at December 31, 2021. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three and six months ended June 30, 2022, the net change in LIFO inventories resulted in expense of $2.1 million and $3.4 million, respectively, to Costs of products sold. During the three and six months ended June 30, 2021, the net change in LIFO inventories resulted in expense of $1.3 million and $1.8 million, respectively, to Costs of products sold.

NOTE D – PROPERTY, PLANT AND EQUIPMENT, NET

Major classes of property, plant and equipment are stated at cost and were as follows:

	June 30, 2022	December 31, 2021
Land and improvements	$19,042	$21,039
Buildings and improvements	98,634	99,403
Machinery, equipment and aircraft	209,675	204,945
Construction in progress	19,135	10,605
	346,486	335,992
Less accumulated depreciation	(189,042)	(186,218)
Property, plant and equipment, net	$157,444	$149,774

NOTE E – CONTINGENT LIABILITIES AND OTHER FINANCIAL STATEMENT INFORMATION

The Company can be party to a variety of pending legal proceedings and claims arising in the normal course of business, including, but not limited to, litigation relating to employment, workers’ compensation, product liability, environmental and intellectual property. The Company has liability insurance to cover many of these claims.

Although the outcomes of these matters are not predictable with certainty, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the event the Company determines that a loss is not probable, but is reasonably possible, and the likelihood to develop what the Company believes to be a reasonable range of potential loss exists, the Company will include disclosure related to such matters. To the extent that there is a reasonable possibility the losses could exceed amounts already accrued, the Company will adjust the accrual in the period in which the determination is made, disclose an estimate of the additional loss or range of loss and if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of June 30, 2022 and December 31, 2021, the Company has accrued approximately $2.1 million and $2.3 million, respectively, representing its best estimate for losses to be incurred on global legal matters.

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

The Company does not believe, based on the information currently available, that it would be subject to any environmental liabilities as of June 30, 2022 and December 31, 2021.

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

NOTE F – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”). Net periodic benefit for our U.S. pension plan for the three months ended June 30, 2022 and 2021, respectively, follow:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Service cost	$0	$0	$0	$0
Interest cost	297	282	594	564
Expected return on plan assets	(601)	(586)	(1,202)	(1,172)
Recognized net actuarial loss	117	149	234	298
Net periodic pension benefit	$(187)	$(155)	$(374)	$(310)

There were no contributions to the Plan during the six months ended June 30, 2022. The Company is evaluating whether to contribute additional funds to the Plan during the remainder of 2022.

NOTE G – ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI")

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Unrecognized pension benefit cost	Currency Translation Adjustment	Total	Unrecognized pension benefit cost	Currency Translation Adjustment	Total
Balance at April 1	$(5,407)	$(54,122)	$(59,529)	$(6,590)	$(52,676)	$(59,266)
Other comprehensive income before reclassifications:
(Loss) gain on foreign currency translation adjustment	0	(10,190)	(10,190)	0	4,311	4,311
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	90	0	90	113	0	113
Net current period other comprehensive income (loss)	90	(10,190)	(10,100)	113	4,311	4,424
Balance at June 30	$(5,317)	$(64,312)	$(69,629)	$(6,477)	$(48,365)	$(54,842)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Unrecognized pension benefit cost	Currency Translation Adjustment	Total	Unrecognized pension benefit cost	Currency Translation Adjustment	Total
Balance at January 1	$(5,496)	$(56,223)	$(61,719)	$(6,704)	$(47,847)	$(54,551)
Other comprehensive income before reclassifications:
Loss on foreign currency translation adjustment	0	(8,089)	(8,089)	0	(518)	(518)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	179	0	179	227	0	227
Net current period other comprehensive income (loss)	179	(8,089)	(7,910)	227	(518)	(291)
Balance at June 30	$(5,317)	$(64,312)	$(69,629)	$(6,477)	$(48,365)	$(54,842)

(a)
Amounts presented net of tax. This AOCI component is included in the computation of net periodic pension costs as noted in Note F – Pension Plans.

NOTE H – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share were computed by dividing Net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing Net income by the weighted-average of all potentially dilutive common stock that was outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Numerator
Net income	$13,712	$8,869	$25,997	$16,048
Denominator
Determination of shares
Weighted-average common shares outstanding	4,940	4,912	4,934	4,914
Dilutive effect – share-based awards	15	18	20	21
Diluted weighted-average common shares outstanding	4,955	4,930	4,954	4,935
Earnings per common share
Basic	$2.78	$1.81	$5.27	$3.27
Diluted	$2.77	$1.80	$5.25	$3.25

For the three and six months ended June 30, 2022, 18,000 and 23,000 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. For the three and six months ended June 30, 2021, 0 and 10,000 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

NOTE I – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	June 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	1,095	(456)	1,293	(437)
Trademarks	1,976	(1,535)	1,837	(1,533)
Technology	6,903	(2,930)	7,306	(2,830)
Customer relationships	18,978	(8,927)	15,046	(8,643)
	$33,758	$(18,654)	$30,288	$(18,249)
Indefinite-lived intangible assets
Goodwill	$34,792		$28,194

The aggregate amortization expense for other intangibles with finite lives for the three and six months ended June 30, 2022 was $0.5 million and $1.1 million, respectively. The aggregate amortization expense for other intangibles with finite lives for the three and six months ended June 30, 2021 was $0.5 million and $0.9 million, respectively. Amortization expense is estimated to be $1.4 million for the remainder of 2022, $1.8 million for 2023, $1.7 for 2024, $1.6 million for 2025 and $1.5 million for 2026. The combined weighted-average remaining amortization period is approximately 12.1 years. The weighted-average remaining amortization period by intangible asset class is as follows: land use rights, 52.5 years; trademarks, 11.2 years; technology, 8.6 years; and customer relationships, 10.6 years.

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

Given the continued decline in the Company’s results in the Asia-Pacific region and the uncertainty surrounding COVID-19 including the lingering impacts of the numerous variants, the Company concluded that an indicator of impairment was present and conducted an interim impairment review of its goodwill in the Asia-Pacific reporting unit as of September 30, 2021, along with an annual impairment assessment for fiscal 2021, which did not indicate an impairment charge was warranted. The Asia-Pacific reporting unit’s fair value exceeds its carrying value by less than 10% and thus the reporting unit remains at risk for future goodwill impairment.

The Company re-evaluated the results of its Asia-Pacific region at June 30, 2022 and did not identify additional impairment indicators. The Company will continue to evaluate the results of its Asia-Pacific region as well as the geopolitical and macroeconomic environment and conduct interim testing if additional impairment indicators are present in future quarters. At June 30, 2022, the Asia-Pacific reporting unit's goodwill was $6.8 million.

No indicators of impairment were identified for the Company's other reporting units.

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the six months ended June 30, 2022 are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2022	$3,078	$4,244	$13,561	$7,311	$28,194
Additions	0	5,068	2,455	0	7,523
Currency translation	0	486	(936)	(475)	(925)
Balance at June 30, 2022	$3,078	$9,798	$15,080	$6,836	$34,792

The 2022 additions to goodwill relate to the anticipated synergies of acquiring Maxxweld Conectores Eletricos Ltda. and Holplast, s.r.o. See Note O for additional information about acquisitions of businesses.

NOTE J – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The Company measures and records certain assets and liabilities at fair value. A fair value hierarchy is used for those assets and liabilities measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy prioritizes the inputs into three broad levels:

Level 1 Inputs - Quoted market prices in active markets for identical assets or liabilities.

Level 2 Inputs - Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 Inputs - Unobservable inputs that are not corroborated by market data.

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, on the Company’s Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021:

Description	Balance as of June 30, 2022	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$1,612	$0	$1,612	$0
Total Assets	$1,612	$0	$1,612	$0

Liabilities:
Supplemental profit sharing plan	$6,215	$0	$6,215	$0
Total Liabilities	$6,215	$0	$6,215	$0

Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$534	$0	$534	$0
Total Assets	$534	$0	$534	$0

Liabilities:
Supplemental profit sharing plan	$8,633	$0	$8,633	$0
Total Liabilities	$8,633	$0	$8,633	$0

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates when foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions. These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in Other operating expense - net on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three and six months ended June 30, 2022, the Company recognized net gains of $3.1 million and $1.0 million, respectively, on foreign currency forward contracts. For the three and six months ended June 30, 2021, the Company recognized net losses of $1.3 million and $0.9 million, respectively, on foreign currency forward contracts.

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives and directors. The liability for this unfunded Supplemental Profit Sharing Plan was $6.2 million and $8.6 million at June 30, 2022 and December 31, 2021, respectively. These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily include mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

NOTE K – BUSINESS SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.

The following tables present a summary of the Company’s reportable operating segments for the three and six months ended June 30, 2022 and 2021. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net sales
PLP-USA	$83,422	$62,087	$159,347	$118,316
The Americas	22,436	18,625	41,399	36,146
EMEA	32,845	27,352	60,317	50,834
Asia-Pacific	24,768	24,974	40,631	45,295
Total net sales	$163,471	$133,038	$301,694	$250,591

Intersegment sales
PLP-USA	$6,830	$3,779	$10,950	$6,164
The Americas	4,142	2,556	6,857	4,622
EMEA	884	1,421	1,570	1,932
Asia-Pacific	8,064	4,812	14,748	8,465
Total intersegment sales	$19,920	$12,568	$34,125	$21,183

Gross profit
PLP-USA	$29,940	$22,826	$56,204	$43,904
The Americas	7,967	5,892	13,332	11,435
EMEA	7,958	8,325	14,332	16,459
Asia-Pacific	6,841	5,996	10,789	11,433
Gross profit	$52,706	$43,039	$94,657	$83,231

Net income attributable to Preformed Line Products Company shareholders
PLP-USA	$9,360	$6,319	$22,602	$11,895
The Americas	2,637	1,962	2,566	3,153
EMEA	1,293	1,043	1,576	2,239
Asia-Pacific	422	(455)	(747)	(1,239)
Total net income attributable to Preformed Line Products Company shareholders	$13,712	$8,869	$25,997	$16,048

NOTE L – INCOME TAXES

The Company’s effective tax rate was 23% and 29% for the three-month periods ended June 30, 2022 and 2021, and 18% and 31% for the six-month periods ended June 30, 2022 and 2021, respectively. The lower effective tax rate for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to the favorable impact from the mix of earned income in certain foreign jurisdictions, as well as a decrease in the limitations on the deductibility of executive compensation. The lower effective tax rate for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to non-taxable benefit of $4.4 million related to the proceeds from a settlement of a Company-owned life insurance policy and other favorable discrete items.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the first half of the year ended June 30, 2022, the Company recorded additional valuation allowances in various jurisdictions on their deferred tax assets, that are not expected to be realizable.

There were no significant changes to any of the balances of unrecognized tax benefits for the six-month period ended June 30, 2022 or the year ended December 31, 2021.

NOTE M – DEBT ARRANGEMENTS

On March 2, 2022, the Company amended its credit facility ("the Facility") to increase the capacity from $65.0 million to $90.0 million. As part of this amendment, the index used to determine the interest rate changed from LIBOR to the Bloomberg Short Term Bank Yield Index (“BSBY”). The interest rate will now be defined as BSBY plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the BSBY spread becomes 1.500%. The amendment also allows the Company to change its rate from BSBY to the Secured Overnight Financing Rate (“SOFR”) at the Company’s discretion. The amendment extended the maturity from June 30, 2024 to March 2, 2026. All other terms remain the same. At June 30, 2022, the Company had the following borrowings on the Facility: the U.S. borrowed $22.0 million at 2.9117%, the Company’s Polish subsidiary borrowed $5.6 million at 7.445%, the Company’s Australian subsidiary borrowed $2.6 million at 1.270%, and the Company’s Austrian subsidiary borrowed $1.3 million at 1.125%. At June 30, 2022, the Company had utilized $31.6 million with $58.4 million available on the Facility, net of long-term outstanding letters of credit of $0.1 million. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At June 30, 2022, the Company was in compliance with these covenants.

On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million to fund the purchase of a corporate aircraft. In September 2020, the Company made a deposit of $6.8 million toward the purchase of the aircraft which was subsequently refunded in January 2021 and the full amount of the $20.5 million purchase price was drawn on the loan. The aircraft replaces the Company’s previously owned aircraft, which was sold in December 2020. The proceeds of the sale were used to pay off the debt associated with the previously-owned aircraft. The term of the new loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $17.8 million outstanding on this debt facility at June 30, 2022, $2.1 million was classified as current. The loan is secured by the aircraft.

The Company has borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At June 30, 2022, and December 31, 2021, $11.4 million and $11.1 million was outstanding, of which $1.2 million and $1.0 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.

For the periods ended June 30, 2022 and December 31, 2021, the Company’s Asia-Pacific segment had $0.2 million and $0.6 million, respectively, in restricted cash used to secure bank debt. The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash and cash equivalents.

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

The following is a rollforward of the product warranty reserve:

	Six Months Ended June 30
	2022	2021
Beginning of period balance	$1,635	$1,282
Additions charged to income	101	1,325
Warranty usage	(27)	(244)
Currency translation	(38)	0
End of period balance	$1,671	$2,363

NOTE O – ACQUISITIONS OF BUSINESSES

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

The acquisition of Maxxweld has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date, as well as measurement period adjustments recorded as of June 30, 2022. These estimates will continue to be revised during the measurement period as further information becomes available and additional analyses are performed. The current measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

	Preliminary Allocation	Measurement Period Adjustments	Adjusted Preliminary Allocation
Accounts receivable	$2,080	$52	$2,132
Inventory	1,291	76	1,367
Prepaid expenses and other current assets	41	0	41
Equipment and other assets	725	0	725
Other intangible assets	4,359	0	4,359
Accounts payable	(599)	0	(599)
Other current liabilities	(322)	0	(322)
Other non-current liabilities	(1,560)	(1)	(1,561)
Total identifiable net assets	6,015	127	6,142
Goodwill	5,195	(127)	5,068
Total consideration, net of cash received	$11,210	$0	$11,210

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Maxxweld. As a result of the acquisition, goodwill of $5.1 million recognized is not expected to be deductible for tax purposes. Other intangible assets of $4.4 million include customer relationships, tradenames and backlog. The preliminary estimated fair values of the customer relationships, trademarks and technology intangible assets of $4.0 million, $0.2 million and $0.2 million, respectively, were determined using either the relief-from-royalty model or the multi-period excess earnings model, which are discounted cash flow models that rely on the Company's estimates. These estimates require judgment of future revenue growth rates, future margins, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. The estimated useful lives for customer relationships, trademarks and backlog were 15 years, 20 years, and 1 year, respectively. See Note I for additional information about goodwill and other intangible assets.

From the date of the acquisition through June 30, 2022, the Company’s Consolidated Financial Statements included Maxxweld sales of approximately $4.8 million and is reported in The Americas segment.

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

The acquisition of Holplast has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date, as well as measurement period adjustments recorded as of June 30, 2022. These estimates will continue to be revised during the measurement period as further information becomes available and additional analyses are performed. The current measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

	Preliminary Allocation	Measurement Period Adjustments	Adjusted Preliminary Allocation
Cash	$907	0	$907
Accounts receivable	452	0	452
Inventory	285	31	316
Prepaid expenses and other current assets	7	0	7
Property, plant and equipment and other assets	1,221	1,760	2,981
Accounts payable	(283)	0	(283)
Other current liabilities	(95)	0	(95)
Other non-current liabilities	(1,119)	(334)	(1,453)
Total identifiable net assets	1,375	1,457	2,832
Goodwill	3,912	(1,457)	2,455
Total consideration, inclusive of cash and debt	$5,287	$0	$5,287

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Holplast. Other non-current liabilities assumed is mainly comprised of long-term debt totaling approximately $1.1 million at a rate of 3.21% with terms expiring between May 2023 and December 2030.

From the date of the acquisition through June 30, 2022, the Company’s Consolidated Financial Statements included Holplast sales of approximately $0.8 million and is reported in the EMEA segment.
NOTE P – EXIT OF RUSSIAN OPERATIONS

Due to the ongoing conflict in Ukraine and overt hostilities shown by Russia in the conflict, the Company determined to exit its Russian operations in March 2022, at which time exit activities began. The Russia operations did not have a material impact to the consolidated financial statements with net sales of $0.2 million and $0.3 million for the three and six months ended June 30, 2022 and $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively. Total annual sales were $1.0 million for the 2021 fiscal year. As a result of the decision to exit operations, net charges of approximately $0.2 million and $1.2 million were recorded for the three and six months ended June 30, 2022, mainly as a result of asset impairments and one-time termination benefits. These impacts were included in Cost of products sold, General and administrative expense, or Other income - net, as appropriate. In Business Segment Information, these charges are recorded in the EMEA segment. The Company does not expect future charges incurred to be material.

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
•
Application of Critical Accounting Policies and Estimates
•
Working Capital, Liquidity and Capital Resources
•
Forward Looking Statements

OVERVIEW

Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) was incorporated in Ohio in 1947. We are an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries. Our primary products support, protect, connect, terminate, and secure cables and wires. We also provide solar hardware systems, mounting hardware for a variety of solar power applications, and fiber optic and copper splice closures. PLPC is respected around the world for quality, dependability and market-leading customer service. Our goal is to continue to achieve profitable growth as a leader in the research, innovation, development, manufacturing, and marketing of technically advanced products and services related to energy, communications and cable systems. Our priority is responding to key infrastructure priorities around the world, including bolstering grid reliability, strengthening grid resilience to climate events, upgrading aging infrastructure, enhancing communication networks and assisting in the transition to renewable energy. We have 30 sales and manufacturing operations in 22 different countries.

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

PREFACE

The following discussion describes our results of operations for the three and six months ended June 30, 2022 and 2021. Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our consolidated financial statements in the assessment of our performance and operating trends.

While the ongoing COVID-19 pandemic has not had a material effect on our overall results, it has continued to create challenges for us in countries that have significant outbreak mitigation strategies, namely, countries in our Asia-Pacific business segment, which has led to temporary project postponements and has continued to impact results in this segment. We are continuing to actively monitor the impact of COVID-19 on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs. We cannot predict the duration or scope of the COVID-19 pandemic or the magnitude of its impact on our business and results of operations. In addition, the impact of COVID-19 could potentially exacerbate other risks discussed, any of which could have a material adverse effect on the Company. We continue to assess all challenges related to COVID-19 and plan accordingly. The extent of any future impact is dependent upon several factors including those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 4, 2022.

Overall customer demand has remained very strong, which is reflected in net sales of $163.5 million for the three months ended June 30, 2022, an increase of $30.4 million year-over-year and net sales of $301.7 million for the six months ended June 30, 2022, an increase of $51.1 million year-over-year. However, we have also experienced significant commodity and transportation cost inflation that has impacted our profit margins. To mitigate the ongoing inflationary pressures, we implemented several price increases in the U.S. and internationally in 2021 and again in 2022. Due to the large volume in our order backlog, we will continue to experience tailwinds from these increases well into 2022, however, continued cost inflation in these areas may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand.

The geopolitical environment has created challenges in the operating environment particularly in eastern Europe. Due to the ongoing conflict in Ukraine and overt hostilities shown by Russia in the conflict, the Company determined to wind down its Russian operations in March 2022. As a result of the decision to wind-down operations, asset impairment, one-time termination benefits and other impacts were recorded in the six-month period ending June 30, 2022.

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. The fluctuations of foreign currencies during the three and six months ended June 30, 2022 had a $5.5 million unfavorable effect and a $8.0 million unfavorable effect on net sales, respectively. There was a favorable effect of $0.1 million and an unfavorable effect of $0.1 million on net income for the three and six months ended June 30, 2022. On a reportable segment basis, the impact of foreign currency on net sales and net income for the three and six months ended June 30, 2022 and 2021 was as follows:

	Foreign Currency Translation Impact
	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Net Sales	Net Income	Net Sales	Net Income
(Thousands of dollars)
The Americas	$217	$278	$81	$384
EMEA	(4,011)	(96)	(5,679)	(459)
Asia-Pacific	(1,682)	(90)	(2,424)	(33)
Total	$(5,476)	$92	$(8,022)	$(108)

The following table reflects the impact of foreign currency fluctuations on operating income for the three and six months ended June 30, 2022 and 2021:

	Foreign Currency Impact
	Three Months Ended June 30		Six Months Ended June 30
(Thousands of dollars)	2022	2021	2022	2021
Operating income	$17,949	$12,738	$27,400	$23,506
Translation loss (gain)	19	(429)	(503)	(469)
Transaction loss (gain)	3,266	(441)	1,383	173
Net (gain) loss on forward currency contracts	(3,114)	1,266	(1,049)	938
Operating income excluding currency impact	$18,120	$13,134	$27,231	$24,148

Despite the current geopolitical environment, and aside from the uncertainty created by the ongoing COVID-19 pandemic, we believe our business fundamentals and our financial position are sound and we are strategically well-positioned. We remain focused on assessing our business structure, global facilities and overall capacity in conjunction with the requirements of local manufacturing in the markets that we serve. The growth in PLP-USA net sales required additional investment within our PLP-USA facilities, both in the form of operational capacity as well as increased warehouse space. These investments in our U.S. operations will allow us to further enhance the service we provide to our U.S. customers beginning in late 2022. If necessary, we will modify redundant processes and further utilize our global manufacturing network to manage costs, increase sales volumes and deliver value to our customers. We have continued to invest in the business to expand into new markets for the Company, evaluate strategic mergers and acquisitions, improve efficiency, develop new products, and increase our capacity. We currently have a bank debt to equity ratio of 23.4% and have the continued ability to borrow needed funds at a competitive interest rate under the Facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THREE MONTHS ENDED JUNE 30, 2021

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended June 30, 2022 and 2021. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended June 30
(Thousands of dollars)	2022		2021		Change
Net sales	$163,471	100.0%	$133,038	100.0%	$30,433
Cost of products sold	110,765	67.8	89,999	67.6	20,766
GROSS PROFIT	52,706	32.2	43,039	32.4	9,667
Costs and expenses	34,757	21.3	30,301	22.8	4,456
OPERATING INCOME	17,949	11.0	12,738	9.6	5,211
Other income (expense), net	(185)	(0.1)	(161)	(0.1)	(24)
INCOME BEFORE INCOME TAXES	17,764	10.9	12,577	9.5	5,187
Income tax expense	4,043	2.5	3,686	2.8	357
NET INCOME	13,721	8.4	8,891	6.7	4,830
Net (gain) loss attributable to noncontrolling interests	(9)	(0.0)	(22)	(0.0)	13
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$13,712	8.4%	$8,869	6.7%	$4,843

Net sales. Net sales were $163.5 million for the three months ended June 30, 2022, an increase of $30.4 million, or 22.9%, from the three months ended June 30, 2021. Excluding the unfavorable effect of currency translation, net sales for the three months ended June 30, 2022 increased $35.9 million compared to the same period in 2021, or 27%, as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2022	2021	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$83,422	$62,087	$21,335	$0	$21,335	34%
The Americas	22,436	18,625	3,811	217	3,594	19
EMEA	32,845	27,352	5,493	(4,011)	9,504	35
Asia-Pacific	24,768	24,974	(206)	(1,682)	1,476	6
Consolidated	$163,471	$133,038	$30,433	$(5,476)	$35,909	27%

The year-over-year increase in PLP-USA net sales of $21.3 million, or 34%, was primarily due to price and volume increases in energy and communication product sales from increased demand. International net sales for the three months ended June 30, 2022 experienced an unfavorable impact of $5.5 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation. The Americas net sales of $22.4 million increased $3.6 million, or 19%, primarily due to the contributions from the Company's acquisition of Maxxweld. EMEA net sales of $32.8 million increased $9.5 million, or 35%, primarily due to a volume increase in energy product sales within the region. Asia-Pacific net sales of $24.8 million increased $1.5 million, or 6%, compared to 2021 primarily due to a slight volume increase in energy products, partially offset by the decrease of volume in special industries products and headwinds related to China's buy local policies.

Gross profit. Gross profit was $52.7 million and $43.0 million for the three months ended June 30, 2022 and 2021, respectively. Excluding the unfavorable effect of currency translation, gross profit increased $10.8 million, or 25%, as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2022	2021	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$29,940	$22,826	$7,114	$0	$7,114	31%
The Americas	7,967	5,892	2,075	260	1,815	31
EMEA	7,958	8,325	(367)	(975)	608	7
Asia-Pacific	6,841	5,996	845	(442)	1,287	21
Consolidated	$52,706	$43,039	$9,667	$(1,157)	$10,824	25%

PLP-USA gross profit of $29.9 million increased $7.1 million compared to the same period in 2021 mainly as a result of increased sales volume of $21.3 million. International gross profit for the three months ended June 30, 2022 was unfavorably impacted by $1.2 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $1.8 million was primarily due to the favorable sales mix from the increased volume discussed above as well as contributions from the Maxxweld acquisition. EMEA’s gross profit increased $0.6 million, mainly due to an increase in sales volume, offset by higher freight and raw material costs. Asia-Pacific’s gross profit increase of $1.3 million was primarily due to a favorable sales mix from the increased volume discussed above.

Costs and expenses. Costs and expenses of $34.8 million for the three months ended June 30, 2022 increased $4.5 million, or 14.7%. Excluding the favorable effect of currency translation, costs and expenses increased $5.6 million, or 18%, as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2022	2021	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$17,701	$14,011	$3,690	$0	$3,690	26%
The Americas	4,130	3,324	806	(50)	856	26
EMEA	6,488	6,784	(296)	(752)	456	7
Asia-Pacific	6,438	6,182	256	(336)	592	10
Consolidated	$34,757	$30,301	$4,456	$(1,138)	$5,594	18%

PLP-USA costs and expenses of $17.7 million for the three months ended June 30, 2022 increased when compared to the same period in 2021 due to increases in professional services and sales-related expenses. International costs and expenses for the three months ended June 30, 2022 were favorably impacted by $1.1 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $4.1 million increased by $0.9 million mainly due to increases in salary-related expense and purchase accounting adjustments. EMEA costs and expenses of $6.5 million increased $0.5 million mainly due to higher salary-related expenses. Asia-Pacific costs and expenses of $6.4 million increased by $0.6 million primarily due to one-time expenses incurred to streamline operations.

Other income (expense), net. Other income (expense), net was flat for both the three months ended June 30, 2022 and 2021 at ($0.2) million.

Income taxes. Income taxes for the three months ended June 30, 2022 and 2021 were $4.0 million and $3.7 million, based on pre-tax income of $17.8 million and $12.6 million, respectively. The effective tax rate for the three months ended June 30, 2022 and 2021 was 23% and 29%, respectively, compared to the U.S. federal statutory rate of 21%. The higher effective tax rate was primarily related to limitations on the deductibility of executive compensation. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earned in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year.

Net income. As a result of the preceding items, net income for the three months ended June 30, 2022 was $13.7 million, compared to $8.9 million for the three months ended June 30, 2021, an increase of $4.8 million as summarized in the following table:

	Three Months Ended June 30
(Thousands of dollars)	2022	2021	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$9,360	$6,319	$3,041	$0	$3,041	48%
The Americas	2,637	1,962	675	278	397	20
EMEA	1,293	1,043	250	(96)	346	33
Asia-Pacific	422	(455)	877	(90)	967	(213)
Consolidated	$13,712	$8,869	$4,843	$92	$4,751	54%

PLP-USA’s net income for the three months ended June 30, 2022 increased $3.0 million compared to the same period in 2021, primarily due to an increase in operating income of $3.4 million driven by higher sales volumes. The following discussion of net income excludes the effect of currency translation. The Americas net income increased $0.4 million mainly as a result of an increase in operating income, partially offset by higher income tax expense. EMEA net income increased $0.3 million mainly as a result of the flow through from higher gross profit. Asia-Pacific net income increased $1.0 million due to an increase in operating income and decreased income tax expense.

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO SIX MONTHS ENDED JUNE 30, 2021

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the six months ended June 30, 2022 and 2021. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended June 30
(Thousands of dollars)	2022		2021		Change
Net sales	$301,694	100.0%	$250,591	100.0%	$51,103
Cost of products sold	207,037	68.6	167,360	66.8	39,677
GROSS PROFIT	94,657	31.4	83,231	33.2	11,426
Costs and expenses	67,257	22.3	59,725	23.8	7,532
OPERATING INCOME	27,400	9.1	23,506	9.4	3,894
Other income, net	4,505	1.5	(375)	(0.1)	4,880
INCOME BEFORE INCOME TAXES	31,905	10.6	23,131	9.2	8,774
Income tax expense	5,883	1.9	7,063	2.8	(1,180)
NET INCOME	$26,022	8.6	$16,068	6.4	$9,954
Net (gain) loss attributable to noncontrolling interests	(25)	(0.0)	(20)	(0.0)	(5)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$25,997	8.6%	$16,048	6.4%	$9,949

Net sales. Net sales were $301.7 million for the six months ended June 30, 2022, an increase of $51.1 million, or 20.4%, from the six months ended June 30, 2021. Excluding the unfavorable effect of currency translation, net sales for the six months ended June 30, 2022 increased $59.1 million compared to the same period in 2021, or 24%, as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2022	2021	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$159,347	$118,316	$41,031	$0	41,031	35%
The Americas	41,399	36,146	5,253	81	5,172	14
EMEA	60,317	50,834	9,483	(5,679)	15,162	30
Asia-Pacific	40,631	45,295	(4,664)	(2,424)	(2,240)	(5)
Consolidated	$301,694	$250,591	$51,103	$(8,022)	$59,125	24%

The year-over-year increase in PLP-USA net sales of $41.0 million, or 35%, was primarily due to price and volume increases in energy and communication product sales from increased demand. International net sales for the six months ended June 30, 2022 experienced an unfavorable impact of $8.0 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the net effect of currency translation. The Americas net sales of $41.4 million increased $5.2 million or 14%, primarily due to contributions from the Maxxweld acquisition. EMEA net sales of $60.3 million increased $15.2 million, or 30%, primarily due to volume increases in energy and communication product sales within the region. Asia-Pacific net sales of $40.6 million decreased $2.2 million, or 5%, compared to 2021 primarily due to a year-over-year volume decrease in energy product sales and headwinds related to China's buy local policies.

Gross profit. Gross profit was $94.7 million and $83.2 million for the six months ended June 30, 2022 and 2021, respectively. Excluding the unfavorable effect of currency translation, gross profit increased $12.9 million, or 15%, as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2022	2021	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$56,204	$43,904	$12,300	$0	$12,300	28%
The Americas	13,332	11,435	1,897	285	1,612	14
EMEA	14,332	16,459	(2,127)	(1,169)	(958)	(6)
Asia-Pacific	10,789	11,433	(644)	(557)	(87)	(1)
Consolidated	$94,657	$83,231	$11,426	$(1,441)	$12,867	15%

PLP-USA gross profit of $56.2 million increased $12.3 million compared to the same period in 2021 as a result of increased sales volume of $41.0 million, partially offset by the negative impact of commodity prices, freight costs, and inflation. International gross profit for the six months ended June 30, 2022 was unfavorably impacted by $1.4 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $1.6 million was largely the result of an increased sales volume of $5.2 million. EMEA’s gross profit decreased $1.0 million, primarily as a result of higher commodity and freight costs and the impacts from the decision to wind down the Russia operations. Despite the year-over-year decrease in sales, Asia-Pacific’s gross profit remained relatively flat, partially as a result of continued cost containment measures.

Costs and expenses. Costs and expenses of $67.3 million for the six months ended June 30, 2022 increased $7.5 million, or 12.6%. Excluding the favorable effect of currency translation, costs and expenses increased $9.5 million, or 16%, as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2022	2021	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$33,450	$27,143	$6,307	$0	$6,307	23%
The Americas	9,260	7,045	2,215	(124)	2,339	33
EMEA	13,229	13,249	(20)	(1,315)	1,295	10
Asia-Pacific	11,318	12,288	(970)	(506)	(464)	(4)
Consolidated	$67,257	$59,725	$7,532	$(1,945)	$9,477	16%

PLP-USA costs and expenses of $33.5 million for the six months ended June 30, 2022 increased $6.3 million when compared to the same period in 2021 primarily due to increased sales-related expense, salary-related expense, and professional services. International costs and expenses for the six months ended June 30, 2022 were favorably impacted by $1.9 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $9.3 million increased $2.3 million for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to an increase in salary-related expense, and incremental costs and expenses and purchase price adjustments related to the Maxxweld acquisition. EMEA costs and expenses of $13.2 million increased $1.3 million mainly due to higher salary-related expenses, travel and entertainment expenses and professional services. Asia-Pacific costs and expenses of $11.3 million decreased $0.5 million primarily due to cost containment initiatives.

Other income (expense), net. Other income (expense), net for the six months ended June 30, 2022 and 2021 was $4.5 million and ($.4) million, respectively. Other income (expense), net for the six months ended June 30, 2022 was primarily related to the settlement of a Company-owned life insurance policy that was maintained for Director Emeritus Barbara P. Ruhlman until her death in January 2022. The cash proceeds of approximately $6.9 million resulted in a gain of $4.4 million recorded in Other income, net.

Income taxes. Income taxes for the six months ended June 30, 2022 and 2021 were $5.9 million and $7.1 million, respectively, based on pre-tax income of $31.9 million and $23.1 million, respectively. The effective tax rate for the six months ended June 30, 2022 and 2021 was 18% and 31%, respectively. The decrease in the effective tax rate for the period ended June 30, 2022 is due to a favorable change in the discrete items. The change in the discrete items was primarily due to a non-taxable benefit of $4.4 million related to the proceeds from a settlement of a Company-owned life insurance policy that was maintained for Director Emeritus Barbara P. Ruhlman until her death in January 2022, in addition to a decrease in unfavorable permanent adjustments.

Net income. As a result of the preceding items, net income for the six months ended June 30, 2022 was $26.0 million, compared to $16.0 million for the six months ended June 30, 2021, a decrease of $10.0 million as summarized in the following table:

	Six Months Ended June 30
(Thousands of dollars)	2022	2021	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$22,602	$11,895	$10,707	$0	$10,707	90%
The Americas	2,566	3,153	(587)	384	(971)	(31)
EMEA	1,576	2,239	(663)	(459)	(204)	(9)
Asia-Pacific	(747)	(1,239)	492	(33)	525	(42)
Consolidated	$25,997	$16,048	$9,949	$(108)	$10,057	63%

PLP-USA’s net income for the six months ended June 30, 2022 increased $10.7 million, or 90%, compared to the same period in 2021, primarily due to an increase in operating income of $6.0 million driven by higher sales volumes and the gain from proceeds on insurance settlement. The following discussion of net income excludes the effect of currency translation. The Americas net income decreased $1.0 million, primarily due to a decrease in operating income. EMEA net income decreased $0.2 million primarily as a result of the charges recorded to exit the Russia business. Asia-Pacific net income increased $0.5 million primarily due to an increase in operating income from cost containment initiatives.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first six months of 2022, we used cash of $13.8 million for capital expenditures and $13.0 million for acquisitions of businesses. We ended the first half of 2022 with $30.1 million of cash, cash equivalents and restricted cash (collectively, “Cash”). Our Cash is held in various locations throughout the world. At June 30, 2022, the majority of our Cash was held outside the United States (“U.S.”). We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future operating cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt, including notes payable, at June 30, 2022 was $77.6 million. At June 30, 2022, our unused availability under the Facility was $58.4 million and our bank debt to equity percentage was 23.4%. On March 2, 2022, we amended the Facility to increase the capacity from $65.0 million to $90.0 million. As part of this amendment, the index used to determine the interest rate changed from LIBOR to the Bloomberg Short Term Bank Yield Index (“BSBY”). The interest rate will now be defined as BSBY plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the BSBY spread becomes 1.500%. The amendment also allows the Company to change its rate from BSBY to the Secured Overnight Financing Rate (“SOFR”) at the Company’s discretion. The amendment extended the maturity from June 30, 2024 to March 2, 2026. All other terms remain the same. The Facility agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability. At June 30, 2022 and December 31, 2021, we were in compliance with these covenants.

We expect that our major source of funding for 2022 and beyond will be our operating cash flows and our existing Cash as well as the Facility. We earn a portion of our operating income outside the U.S., which, except for current earnings in certain jurisdictions, is deemed to be indefinitely reinvested in foreign jurisdictions.

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

Sources and Uses of Cash

A summary of cash flows is as follows:

	Six Months Ended June 30
(Thousands of dollars)	2022	2021	Change
Net cash (used in) provided by operating activities	$(6,234)	$14,061	$(20,295)
Net cash used in investing activities	(16,676)	(7,315)	(9,361)
Net cash provided by (used in) financing activities	15,529	(18,732)	34,261
Effects of exchange rate changes on cash, cash equivalents and restricted cash	1,078	265	813
Net decrease in cash, cash equivalents and restricted cash	$(6,303)	$(11,721)	$5,418

Net cash used in operating activities for the six months ended June 30, 2022 was $6.2 million compared to $14.1 million provided by operating activities in the comparable prior year six-month period. The $20.3 million decrease was primarily a result of increases in accounts receivable, and inventory, partially offset by an increase in net income of $10.1 million.

Net cash used in investing activities for the six months ended June 30, 2022 was $16.7 million compared to $7.3 million in the comparable prior year six-month period. The $9.4 million increase was primarily a result of increased capital expenditures, and acquisition of businesses, partially offset by proceeds from the settlement of a Company-owned life insurance policy and sale of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2022 was $15.5 million compared to cash used in financing activities of $18.7 million in the comparable prior year six-month period. The $34.3 million increase was primarily the result of an increase in proceeds from long-term debt, net of borrowings and notes payable to banks.

We have commitments under operating leases, primarily for office and manufacturing space, transportation equipment, office and computer equipment and capital leases primarily for equipment. See the Consolidated Balance Sheets for related operating lease assets and liabilities.

As of June 30, 2022, the Company had total outstanding guarantees of $10.4 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of June 30, 2022, the Company had total outstanding letters of credit of $0.5 million.

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

The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:

•
The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States (“U.S.”), Canada, Australia and Western Europe and may grow slowly or experience prolonged delay in developing regions despite expanding power needs;
•
The potential impact of global economic conditions, including the impact of inflation, on the Company’s ongoing profitability and future growth opportunities in the Company’s core markets in the U.S. and other foreign countries, which may experience continued or further instability due to political and economic conditions, social unrest, acts of war, military conflict (including the ongoing conflict between Russia and Ukraine), international hostilities or the perception that hostilities may be imminent, terrorism, changes in diplomatic and trade relationships and public health concerns (including viral outbreaks such as COVID-19);
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
•
The impact of any failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures; and

•
Those factors described under the heading “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 which was filed on March 4, 2022. The impact of COVID-19 could potentially exacerbate other risks discussed, any of which could have a material impact on the Company. The situation continues to change and additional impacts may arise that the Company is not aware of currently.

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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar. Revenue from operations in Argentina represented less than 1% of total consolidated net sales for six months ended June 30, 2022 and 2021.

As of June 30, 2022, the Company had $1.6 million in assets related to foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $4.9 million and a $0.6 million favorable/unfavorable impact on income before income taxes at June 30, 2022.

The Company is exposed to market risk, including changes in interest rates and foreign exchange rates since we conduct business in a variety of foreign currencies. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of long-term borrowings of $60.7 million at June 30, 2022. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $0.4 million for the six months ended June 30, 2022.

As discussed elsewhere in this report, the outbreak of COVID-19 could negatively impact the Company’s business and results of operations. Since the Company cannot predict the duration or scope of the COVID-19 pandemic, the potential negative financial impact to the Company’s results cannot be reasonably estimated but could be material.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) of the Securities and Exchange Act of 1934, as amended, during the six months ended June 30, 2022 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding the Company’s current legal proceedings is presented in Note E of the Notes to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 4, 2022. In addition, the impact of COVID-19 and ongoing conflict between Russia and Ukraine could potentially exacerbate other risks discussed, any of which could have a material adverse effect on the Company. The situation continues to change and additional impacts may arise that the Company is not aware of currently.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 28, 2021, the Board of Directors authorized a plan to repurchase up to an additional 191,163 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The Company did not repurchase any shares during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April	0	N/A	0	213,945
May	0	N/A	0	213,945
June	0	N/A	0	213,945
Total	0

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

August 5, 2022	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2022	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(Principal Accounting Officer)