Form 10-Q
period 2022-09-30
PREFORMED LINE PRODUCTS CO
filed 2022-11-01
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of common shares outstanding as of October 19, 2022: 4,919,841.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $2.00 per share	PLPC	NASDAQ

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash, cash equivalents and restricted cash	$30,949	$36,406
Accounts receivable, less allowances of $5,677 ($3,744 in 2021)	122,936	98,203
Inventories, net	134,582	114,507
Prepaid expenses	16,447	19,778
Other current assets	3,251	3,217
TOTAL CURRENT ASSETS	308,165	272,111
Property, plant and equipment, net	159,884	149,774
Operating lease, right-of-use assets	9,973	12,400
Goodwill	26,347	28,194
Other intangible assets, net	13,718	12,039
Deferred income taxes	5,904	3,839
Other assets	6,723	10,661
TOTAL ASSETS	$530,714	$489,018
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$48,124	$42,376
Notes payable to banks	17,917	16,423
Operating lease liabilities, current	1,637	1,986
Current portion of long-term debt	3,183	3,116
Accrued compensation and other benefits	28,431	21,703
Accrued expenses and other liabilities	17,534	17,522
Dividends payable	1,277	1,301
Income taxes payable	2,359	1,108
TOTAL CURRENT LIABILITIES	120,462	105,535
Long-term debt, less current portion	55,944	40,048
Pension obligation	560	3,653
Operating lease liabilities, non-current	6,331	8,154
Deferred income taxes	3,858	2,791
Other noncurrent liabilities	12,552	12,737
SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares - $2 par value per share, 15,000,000 shares authorized, 4,919,841 and 4,907,143 issued and outstanding, at September 30, 2022 and December 31, 2021, respectively	13,316	13,185
Common shares issued to rabbi trust, 245,386 and 243,138 shares at September 30, 2022 and December 31, 2021, respectively	(10,261)	(10,102)
Deferred compensation liability	10,261	10,102
Paid-in capital	51,749	47,814
Retained earnings	445,460	410,673
Treasury shares, at cost, 1,741,727 and 1,685,387 shares at September 30, 2022 and December 31, 2021, respectively	(97,771)	(93,836)
Accumulated other comprehensive loss	(81,757)	(61,719)
TOTAL PREFORMED LINE PRODUCTS, COMPANY SHAREHOLDERS’ EQUITY	330,997	316,117
Noncontrolling interest	10	(17)
TOTAL SHAREHOLDERS’ EQUITY	331,007	316,100
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$530,714	$489,018

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
(Thousands of dollars, except earnings per share data)
Net sales	$165,402	$135,380	$467,097	$385,971
Cost of products sold	107,109	92,217	314,147	259,577
GROSS PROFIT	58,293	43,163	152,950	126,394
Costs and expenses
Selling	11,245	10,142	33,573	29,842
General and administrative	17,467	14,741	50,724	42,905
Goodwill impairment	6,529	—	6,529	—
Research and engineering	4,741	4,861	14,878	14,235
Other operating expense, net	937	341	2,472	2,828
	40,919	30,085	108,176	89,810
OPERATING INCOME	17,374	13,078	44,774	36,584
Other income (expense)
Interest income	143	30	359	77
Interest expense	(819)	(559)	(2,129)	(1,479)
Other income, net	898	1,251	6,497	1,749
	222	722	4,727	347
INCOME BEFORE INCOME TAXES	17,596	13,800	49,501	36,931
Income tax expense	5,707	3,097	11,590	10,161
NET INCOME	$11,889	$10,703	$37,911	$26,770
Net (income) loss attributable to noncontrolling interests	(2)	5	(27)	(15)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$11,887	$10,708	$37,884	$26,755
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,937	4,900	4,935	4,909
Diluted	5,036	4,975	4,983	4,950
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$2.41	$2.19	$7.68	$5.45
Diluted	$2.36	$2.15	$7.60	$5.40

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
(Thousands of dollars)
Net income	$11,889	$10,703	$37,911	$26,770
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(12,199)	(5,504)	(20,288)	(6,022)
Recognized net actuarial loss(1)	71	125	250	352
Other comprehensive loss, net of tax	(12,128)	(5,379)	(20,038)	(5,670)
Comprehensive (income) loss attributable to noncontrolling interests	(2)	5	(27)	(15)
Comprehensive (loss) income attributable to Preformed Line Products Company shareholders	$(241)	$5,329	$17,846	$21,085

(1) Net of tax provision of $23 and $38 for the three months ended September 30, 2022 and 2021, respectively. Net of tax provision of $78 and $109 for the nine months ended September 30, 2022 and 2021.

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
	2022	2021
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$37,911	$26,770
Adjustments to net cash provided by (used in) operations:
Depreciation and amortization	10,188	10,555
Goodwill impairment	6,529	—
Deferred income taxes	(1,149)	687
Share-based compensation expense	3,409	3,291
Loss on exit of business	1,025	—
Gain on sale of property and equipment	(831)	(42)
Gain from company-owned life insurance policy	(4,364)	—
Other, net	192	2,266
Changes in operating assets and liabilities	(43,788)	(19,441)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	9,122	24,086
INVESTING ACTIVITIES (1)
Capital expenditures	(25,175)	(12,605)
Proceeds from the sale of property and equipment	3,157	32
Proceeds from company-owned life insurance policy	6,909	—
Acquisition of businesses, net of cash	(12,990)	—
NET CASH USED IN INVESTING ACTIVITIES	(28,099)	(12,573)
FINANCING ACTIVITIES(1)
Increase in notes payable to banks	3,092	1,510
Proceeds from long-term debt	126,964	68,975
Payments of long-term debt	(108,870)	(81,630)
Dividends paid	(3,085)	(3,094)
Proceeds from issuance of common shares	480	394
Purchase of common shares for treasury	(66)	(176)
Purchase of common shares for treasury from related parties	(3,869)	(5,091)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,646	(19,112)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1,126)	750
Net decrease in cash, cash equivalents and restricted cash	(5,457)	(6,849)
Cash, cash equivalents and restricted cash at beginning of year	36,406	45,175
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$30,949	$38,326

(1) Non-cash investing and financing activities: The Company purchased a new corporate aircraft during the three months ended March 31, 2021 with a term loan in the principal amount of $20.5 million. For further information regarding this transaction, refer to Note M, “Debt Arrangements.”

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

(UNAUDITED)

							Accumulated Other Comprehensive Loss
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2021	$13,185	$(10,102)	$10,102	$47,814	$410,673	$(93,836)	$(56,223)	$(5,496)	$316,117	$(17)	$316,100
Net income					12,285				12,285	16	12,301
Foreign currency translation adjustment							2,101		2,101		2,101
Recognized net actuarial gain, net of tax provision of $28								89	89		89
Total comprehensive income									14,475	16	14,491
Share-based compensation				871					871		871
Purchase of 29,436 common shares						(1,795)			(1,795)		(1,795)
Issuance of 62,387 common shares	117			162					279		279
Common shares issued to rabbi trust of 12,752, net		(99)	99						—		—
Cash dividends declared - $.20 per share					(1,037)				(1,037)		(1,037)
Balance at March 31, 2022	$13,302	$(10,201)	$10,201	$48,847	$421,921	$(95,631)	$(54,122)	$(5,407)	$328,910	$(1)	$328,909
Net income					13,712				13,712	9	13,721
Foreign currency translation adjustment							(10,190)		(10,190)		(10,190)
Recognized net actuarial gain, net of tax provision of $27								90	90		90
Total comprehensive income									3,612	9	3,621
Share-based compensation				1,042					1,042		1,042
Issuance of 484 common shares	1			29					30		30
Common shares issued to rabbi trust of 484, net		(30)	30						—		—
Cash dividends declared - $.20 per share					(915)				(915)		(915)
Balance at June 30, 2022	$13,303	$(10,231)	$10,231	$49,918	$434,718	$(95,631)	$(64,312)	$(5,317)	$332,679	$8	$332,687
Net income					11,887				11,887	2	11,889
Foreign currency translation adjustment							(12,199)		(12,199)		(12,199)
Recognized net actuarial gain, net of tax provision of $23								71	71		71
Total comprehensive income									(241)	2	(239)
Share-based compensation				1,496					1,496		1,496
Purchase of 26,904 shares						(2,140)			(2,140)		(2,140)
Issuance of 6,167 common shares	13			335					348		348
Common shares issued to rabbi trust of 417, net		(30)	30						—		—
Cash dividends declared - $.20 per share					(1,145)				(1,145)		(1,145)
Balance at September 30, 2022	$13,316	$(10,261)	$10,261	$51,749	$445,460	$(97,771)	$(76,511)	$(5,246)	$330,997	$10	$331,007

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

(UNAUDITED)

							Accumulated Other Comprehensive Loss
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2020	$13,028	$(10,940)	$10,940	$43,134	$379,035	$(88,568)	$(47,847)	$(6,704)	$292,078	$(9)	$292,069
Net income (loss)					7,179				7,179	(2)	7,177
Foreign currency translation adjustment							(4,829)		(4,829)		(4,829)
Recognized net actuarial gain, net of tax provision of $35								114	114		114
Total comprehensive income									2,464	(2)	2,462
Share-based compensation				1,034	(40)				994		994
Purchase of 52,590 common shares						(3,678)			(3,678)		(3,678)
Issuance of 63,316 common shares	127			270					397		397
Common shares distributed from rabbi trust of 3,727, net		120	(120)						0		0
Cash dividends declared - $.20 per share				(116)	(990)				(1,106)		(1,106)
Balance at March 31, 2021	$13,155	$(10,820)	$10,820	$44,322	$385,184	$(92,246)	$(52,676)	$(6,590)	$291,149	$(11)	$291,138
Net income					8,869				8,869	22	8,891
Foreign currency translation adjustment							4,311		4,311		4,311
Recognized net actuarial gain, net of tax provision of $35								113	113		113
Total comprehensive income									13,293	22	13,315
Share-based compensation				893	(40)				853		853
Purchase of 13,800 common shares						(1,046)			(1,046)		(1,046)
Issuance of 7,400 common shares	15			349					364		364
Common shares issued to rabbi trust of 400, net		(30)	30						0		0
Cash dividends declared - $.20 per share					(981)				(981)		(981)
Balance at June 30, 2021	$13,170	$(10,850)	$10,850	$45,564	$393,032	$(93,292)	$(48,365)	$(6,477)	$303,632	$11	$303,643
Net income					10,708				10,708	(5)	10,703
Foreign currency translation adjustment							(5,504)		(5,504)		(5,504)
Recognized net actuarial gain, net of tax provision of $39								125	125		125
Total comprehensive income									5,329	(5)	5,324
Share-based compensation				1,364	(40)				1,324		1,324
Purchase of 7,070 common shares						(544)			(544)		(544)
Issuance of 456 common shares	1			28					29		29
Common shares issued to rabbi trust of 19,043, net		748	(748)						0		0
Cash dividends declared - $.20 per share					(980)				(980)		(980)
Balance at September 30, 2021	$13,171	$(10,102)	$10,102	$46,956	$402,720	$(93,836)	$(53,869)	$(6,352)	$308,790	$6	$308,796

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data, unless specifically noted)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Preformed Line Products Company and subsidiaries (the “Company” or “PLPC”) have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Form 10-K for the year ended December 31, 2021 filed on March 4, 2022 with the Securities and Exchange Commission. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities and Exchange Commission.

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2022.

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

Recent accounting pronouncements and new accounting standards to be adopted

The Company considers the applicability and impact of all ASUs. In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers.” This ASU requires an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The ASU is effective for fiscal years and interim periods beginning after December 15, 2022, with early adoption permitted. The adoption of this new standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

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

Disaggregated revenue

The Company’s revenues by segment and product type are as follows:

	Three Months Ended September 30, 2022
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	56%	71%	42%	72%	57%
Communications	39	27	49	2	35
Special Industries	5	2	9	26	8
Total	100%	100%	100%	100%	100%

	Three Months Ended September 30, 2021
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	59%	64%	52%	70%	60%
Communications	36	33	42	3	31
Special Industries	5	3	6	27	9
Total	100%	100%	100%	100%	100%

	Nine Months Ended September 30, 2022
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	57%	71%	49%	70%	59%
Communications	39	26	42	1	32
Special Industries	4	3	9	29	9
Total	100%	100%	100%	100%	100%

	Nine Months Ended September 30, 2021
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	59%	68%	54%	70%	61%
Communications	36	28	40	3	30
Special Industries	5	4	6	27	9
Total	100%	100%	100%	100%	100%

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

	Nine Months Ended September 30
	2022	2021
Allowance for credit losses, beginning of period	$3,091	$2,848
Additions charged to costs and expenses	2,160	519
Write-offs	(287)	(176)
Foreign exchange and other	(22)	(61)
Allowance for credit losses, end of period	$4,942	$3,130

NOTE C – INVENTORIES, NET

	September 30, 2022	December 31, 2021
Raw materials	$96,714	$76,636
Work-in-process	12,900	10,117
Finished goods	39,526	37,216
Inventories, gross	149,140	123,969
Excess of current cost over LIFO cost	(14,558)	(9,462)
Inventories, net	$134,582	$114,507

Cost of inventories for certain material is determined using the last-in-first-out (LIFO) method and totaled approximately $54.8 million at September 30, 2022 and $44.0 million at December 31, 2021. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three and nine months ended September 30, 2022, the net change in LIFO inventories resulted in expense of $1.7 million and $5.1 million, respectively, to Costs of products sold. During the three and nine months ended September 30, 2021, the net change in LIFO inventories resulted in expense of $1.8 million and $3.6 million, respectively, to Costs of products sold.

NOTE D – PROPERTY, PLANT AND EQUIPMENT, NET

Major classes of property, plant and equipment are stated at cost and were as follows:

	September 30, 2022	December 31, 2021
Land and improvements	$18,046	$21,039
Buildings and improvements	95,692	99,403
Machinery, equipment and aircraft	207,226	204,945
Construction in progress	25,248	10,605
Property, plant and equipment, gross	346,212	335,992
Less accumulated depreciation	(186,328)	(186,218)
Property, plant and equipment, net	$159,884	$149,774

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

Although the outcomes of these matters are not predictable with certainty, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the event the Company determines that a loss is not probable, but is reasonably possible, and the likelihood to develop what the Company believes to be a reasonable range of potential loss exists, the Company will include disclosure related to such matters. To the extent that there is a reasonable possibility the losses could exceed amounts already accrued, the Company will adjust the accrual in the period in which the determination is made, disclose an estimate of the additional loss or range of loss and if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of September 30, 2022 and December 31, 2021, the Company has accrued approximately $2.0 million and $2.3 million, respectively, representing its best estimate for losses to be incurred on global legal matters.

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

The Company does not believe, based on the information currently available, that it would be subject to any environmental liabilities as of September 30, 2022 and December 31, 2021.

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

NOTE F – PENSION PLANS

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “Plan”). Net periodic benefit for our U.S. pension plan for the three and nine months ended September 30, 2022 and 2021, respectively, follow:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Service cost	$—	$—	$—	$—
Interest cost	293	289	887	853
Expected return on plan assets	(653)	(585)	(1,855)	(1,757)
Recognized net actuarial loss	94	163	328	461
Net periodic pension benefit	$(266)	$(133)	$(640)	$(443)

The Company elected to make a $2.1 million voluntary contribution to the Plan during the third quarter ending September 30, 2022 to increase Plan funding levels. The Company does not anticipate making any additional contributions to the Plan during the fourth quarter of 2022. Components of retirement benefits expense, other than service cost, are included in other expense (income), net in the Consolidated Statements of Income.

NOTE G – ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI")

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Unrecognized pension benefit cost	Currency Translation Adjustment	Total	Unrecognized pension benefit cost	Currency Translation Adjustment	Total
Balance at July 1	$(5,317)	$(64,312)	$(69,629)	$(6,477)	$(48,365)	$(54,842)
Other comprehensive income before reclassifications:
Loss on foreign currency translation adjustment	—	(12,199)	(12,199)	—	(5,504)	(5,504)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	71	—	71	125	—	125
Net current period other comprehensive income (loss)	71	(12,199)	(12,128)	125	(5,504)	(5,379)
Balance at September 30	$(5,246)	$(76,511)	$(81,757)	$(6,352)	$(53,869)	$(60,221)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Unrecognized pension benefit cost	Currency Translation Adjustment	Total	Unrecognized pension benefit cost	Currency Translation Adjustment	Total
Balance at January 1	$(5,496)	$(56,223)	$(61,719)	$(6,704)	$(47,847)	$(54,551)
Other comprehensive income before reclassifications:
Loss on foreign currency translation adjustment	—	(20,288)	(20,288)	—	(6,022)	(6,022)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	250	—	250	352	—	352
Net current period other comprehensive income (loss)	250	(20,288)	(20,038)	352	(6,022)	(5,670)
Balance at September 30	$(5,246)	$(76,511)	$(81,757)	$(6,352)	$(53,869)	$(60,221)

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

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Numerator
Net income	$11,887	$10,708	$37,884	$26,755
Denominator
Determination of shares
Weighted-average common shares outstanding	4,937	4,900	4,935	4,909
Dilutive effect – share-based awards	99	75	48	41
Diluted weighted-average common shares outstanding	5,036	4,975	4,983	4,950
Earnings per common share
Basic	$2.41	$2.19	$7.68	$5.45
Diluted	$2.36	$2.15	$7.60	$5.40

For the three and nine months ended September 30, 2022, 36,500 stock options were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. For the three and nine months ended September 30, 2021, 13,000 stock options were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

NOTE I – GOODWILL AND OTHER INTANGIBLES

The Company’s finite and indefinite-lived intangible assets consist of the following:

	September 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	1,105	(404)	1,293	(437)
Trademarks	1,896	(1,494)	1,837	(1,533)
Technology	6,446	(2,869)	7,306	(2,830)
Customer relationships	17,899	(8,861)	15,046	(8,643)
	$32,152	$(18,434)	$30,288	$(18,249)
Indefinite-lived intangible assets
Goodwill	$26,347		$28,194

The aggregate amortization expense for other intangibles with finite lives for the three and nine months ended September 30, 2022 was $0.5 million and $1.7 million, respectively. The aggregate amortization expense for other intangibles with finite lives for the three and nine months ended September 30, 2021 was $0.5 million and $1.4 million, respectively. Amortization expense is estimated to be $1.1 million for the remainder of 2022, $1.7 million for 2023, $1.7 million for 2024, $1.5 million for 2025 and $1.4 million for 2026. The combined weighted-average remaining amortization period is approximately 11.9 years. The weighted-average remaining amortization period by intangible asset class is as follows: land use rights, 51.5 years; trademarks, 10.9 years; technology, 8.4 years; and customer relationships, 10.4 years.

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

Given the continued decline in the Company’s results in the Asia-Pacific region, the Company's reassessment of future forecasts and the rising interest rate environment, the Company concluded that an indicator of impairment was present and conducted an interim impairment review of its goodwill in the Asia-Pacific reporting unit as of September 30, 2022. The Company reviewed current results and reassessed its previous forecasts for this reporting unit and determined the market headwinds faced in the region, particularly China, would linger for longer than previously expected as the region began to emerge from the COVID-19 pandemic. The rising interest rate environment was also a factor in the decision to perform an interim impairment assessment, given the related impact to the discounted cash flow calculation. The interim impairment assessment was performed utilizing the same methodologies as the annual assessments discussed above and included revised projections, which are subject to various risks and uncertainties, including forecasted revenues, expenses and cash flows.

Based on the interim impairment assessment, the Asia-Pacific reporting unit’s carrying value exceeded its fair value by more than the carrying amount of goodwill, which was caused by both a reduction in forecasted results and an increase in the weighted average cost of capital due to rising interest rates. As a result, the Company recognized a non-cash impairment charge of $6.5 million. This charge was identified separately in the consolidated income statement and impacted income from operations.

No other indicators of impairment were identified for the Company’s other reporting units.

The Company’s only intangible asset with an indefinite life is goodwill. The changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2022 are as follows:

	USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2021	$3,078	$4,251	$14,449	$7,730	$29,508
Currency translation	—	(7)	(888)	(419)	(1,314)
Balance at December 31, 2021	3,078	4,244	13,561	7,311	28,194
Acquisitions	—	5,068	2,455	—	7,523
Impairments	—	—	—	(6,529)	(6,529)
Currency translation	—	56	(2,115)	(782)	(2,841)
Balance at September 30, 2022	$3,078	$9,368	$13,901	$—	$26,347

The 2022 additions to goodwill relate to the anticipated synergies of acquiring Maxxweld Conectores Eletricos Ltda. and Holplast, s.r.o., while the reduction in goodwill in Asia-Pacific is due to the impairment discussed above. See Note O for additional information about acquisitions of businesses.

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

Level 2 Inputs - Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 Inputs - Unobservable inputs that are not corroborated by market data.

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, on the Company’s Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

Description	Balance as of September 30, 2022	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$49	$—	$49	$—
Total Assets	$49	$—	$49	$—

Liabilities:
Foreign currency forward contracts	$77	$—	$77	$—
Supplemental profit sharing plan	$5,992	$—	$5,992	$—
Total Liabilities	$6,069	$—	$6,069	$—

Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$534	$—	$534	$—
Total Assets	$534	$—	$534	$—

Liabilities:
Supplemental profit sharing plan	$8,633	$—	$8,633	$—
Total Liabilities	$8,633	$—	$8,633	$—

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates when foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions. These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in Other operating expense - net on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three and nine months ended September 30, 2022, the Company recognized net losses of $1.2 million and $0.2 million, respectively, on foreign currency forward contracts. For the three and nine months ended September 30, 2021, the Company recognized a net gain of $0.3 million and a net loss of $0.7 million, respectively, on foreign currency forward contracts.

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives and directors. The liability for this unfunded Supplemental Profit Sharing Plan was $6.0 million and $8.6 million at September 30, 2022 and December 31, 2021, respectively. These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily include mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

NOTE K – BUSINESS SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.

The following tables present a summary of the Company’s reportable operating segments for the three and nine months ended September 30, 2022 and 2021. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net sales
PLP-USA	$88,960	$66,891	$248,307	$185,208
The Americas	23,780	18,084	65,179	54,230
EMEA	31,139	26,619	91,456	77,452
Asia-Pacific	21,523	23,786	62,155	69,081
Total net sales	$165,402	$135,380	$467,097	$385,971

Intersegment sales
PLP-USA	$7,515	$2,947	$18,465	$9,112
The Americas	4,899	2,556	11,756	7,178
EMEA	992	564	2,563	2,496
Asia-Pacific	8,957	6,533	23,703	14,997
Total intersegment sales	$22,363	$12,600	$56,487	$33,783

Gross profit
PLP-USA	$34,547	$22,589	$90,751	$66,493
The Americas	10,124	6,283	23,456	17,719
EMEA	7,445	7,522	21,777	23,981
Asia-Pacific	6,177	6,769	16,966	18,201
Gross profit	$58,293	$43,163	$152,950	$126,394

Net income attributable to Preformed Line Products Company shareholders
PLP-USA	$10,802	$6,688	$33,404	$18,583
The Americas	5,450	2,474	8,016	5,627
EMEA	1,218	697	2,794	2,935
Asia-Pacific	(5,583)	849	(6,330)	(390)
Total net income attributable to Preformed Line Products Company shareholders	$11,887	$10,708	$37,884	$26,755

NOTE L – INCOME TAXES

The Company’s effective tax rate was 33% and 22% for the three-month periods ended September 30, 2022, and 2021, and 23% and 28% for the nine-month periods ended September 30, 2022 and 2021, respectively. The higher effective tax rate for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to the unfavorable impact of non-deductible goodwill impairment recorded in the third quarter in the Asia-Pacific region (as disclosed in Note I), a decrease in the research and development tax credit, partially offset by the release of the valuation allowance on deferred tax assets for the Company’s Australian subsidiary of approximately $1.4 million as the Company determined these deferred tax assets are now more likely than not to be realized. The lower effective tax rate for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to a non-taxable benefit of $4.4 million related to the proceeds from a settlement of a Company-owned life insurance policy, the release of the valuation allowance on deferred tax assets for the Company’s Australian subsidiary of approximately $1.4 million and lower net unfavorable permanent adjustments which were partially offset by goodwill impairment recorded in the third quarter in the Asia-Pacific region (as disclosed in Note I).

There were no significant changes to any of the balances of unrecognized tax benefits for the nine-month period ended September 30, 2022 or the year ended December 31, 2021.

NOTE M – DEBT ARRANGEMENTS

On March 2, 2022, the Company amended its credit facility ("the Facility") to increase the capacity from $65.0 million to $90.0 million. As part of this amendment, the index used to determine the interest rate changed from LIBOR to the Bloomberg Short Term Bank Yield Index (“BSBY”). The interest rate is defined as BSBY plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the BSBY spread becomes 1.500%. The amendment also allows the Company to change its rate from BSBY to the Secured Overnight Financing Rate (“SOFR”) at the Company’s discretion. The amendment extended the maturity from June 30, 2024 to March 2, 2026. On August 31, 2022, the Company amended the Facility and elected to change its rate from BSBY to SOFR, all other terms remain the same. At September 30, 2022, the Company had the following borrowings on the Facility: the U.S. borrowed $22.7 million at 2.9117%, the Company’s Polish subsidiary borrowed $5.0 million at 7.445%, the Company’s Australian subsidiary borrowed $2.2 million at 1.270%, and the Company’s Austrian subsidiary borrowed $1.2 million at 1.125%. At September 30, 2022, the Company had utilized $31.2 million with $58.8 million available on the Facility, net of long-term outstanding letters of credit of $0.1 million. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At September 30, 2022, the Company was in compliance with these covenants.

On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million to fund the purchase of a corporate aircraft. In September 2020, the Company made a deposit of $6.8 million toward the purchase of the aircraft which was subsequently refunded in January 2021 and the full amount of the $20.5 million purchase price was drawn on the loan. The aircraft replaces the Company’s previously owned aircraft, which was sold in December 2020. The proceeds of the sale were used to pay off the debt associated with the previously-owned aircraft. The term of the new loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $17.3 million outstanding on this debt facility at September 30, 2022, $2.1 million was classified as current. The loan is secured by the aircraft.

The Company has borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At September 30, 2022, and December 31, 2021, $9.7 million and $11.1 million was outstanding, of which $1.1 million and $1.0 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.

For both periods ended September 30, 2022 and December 31, 2021, the Company’s Asia-Pacific segment had $0.2 million in restricted cash used to secure bank debt. The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash and cash equivalents.
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

The following is a rollforward of the product warranty reserve:

	Nine Months Ended September 30
	2022	2021
Beginning of period balance	$1,635	$1,282
Additions charged to income	381	1,760
Warranty usage	(319)	(244)
Currency translation	(105)	(61)
End of period balance	$1,592	$2,737

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

The acquisition of Maxxweld has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date, as well as measurement period adjustments recorded as of September 30, 2022. These estimates will continue to be revised during the measurement period as further information becomes available and additional analyses are performed. The current measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

	Preliminary Allocation	Measurement Period Adjustments	Adjusted Preliminary Allocation
Accounts receivable	$2,080	$52	$2,132
Inventory	1,291	76	1,367
Prepaid expenses and other current assets	41	—	41
Equipment and other assets	725	—	725
Other intangible assets	4,359	—	4,359
Accounts payable	(599)	—	(599)
Other current liabilities	(322)	—	(322)
Other non-current liabilities	(1,560)	(1)	(1,561)
Total identifiable net assets	6,015	127	6,142
Goodwill	5,195	(127)	5,068
Total consideration, net of cash received	$11,210	$—	$11,210

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

From the date of the acquisition through September 30, 2022, the Company’s Consolidated Financial Statements included Maxxweld sales of approximately $8.5 million and is reported in The Americas segment.

Acquisition of Holplast, s.r.o.

On March 1, 2022, the Company acquired all issued and outstanding shares of Holplast, s.r.o. (“Holplast”), an entity headquartered in Prostejov, Czech Republic, from its shareholder. Holplast specializes in injection molding and expands the Company’s operational capabilities in the region and strengthens the Company’s position in the global communications market. The purchase price was approximately $5.3 million with a holdback of $0.8 million, inclusive of cash and debt.

The acquisition of Holplast has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date, as well as measurement period adjustments recorded as of September 30, 2022. These estimates will continue to be revised during the measurement period as further information becomes available and additional analyses are performed. The current measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

	Preliminary Allocation	Measurement Period Adjustments	Adjusted Preliminary Allocation
Cash	$907	—	$907
Accounts receivable	452	—	452
Inventory	285	31	316
Prepaid expenses and other current assets	7	—	7
Property, plant and equipment and other assets	1,221	1,760	2,981
Accounts payable	(283)	—	(283)
Other current liabilities	(95)	—	(95)
Other non-current liabilities	(1,119)	(334)	(1,453)
Total identifiable net assets	1,375	1,457	2,832
Goodwill	3,912	(1,457)	2,455
Total consideration, inclusive of cash and debt	$5,287	$—	$5,287

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Holplast. Other non-current liabilities assumed is mainly comprised of long-term debt totaling approximately $1.1 million at a rate of 3.21% with terms expiring between May 2023 and December 2030.

From the date of the acquisition through September 30, 2022, the Company’s Consolidated Financial Statements included Holplast sales of approximately $1.4 million and is reported in the EMEA segment.

NOTE P – EXIT OF RUSSIAN OPERATIONS

Due to the ongoing conflict in Ukraine and overt hostilities shown by Russia in the conflict, the Company determined to exit its Russian operations in March 2022, which was completed during the third quarter. The Russian operations did not have a material impact to the consolidated financial statements with zero net sales and $0.3 million for the three and nine months ended September 30, 2022, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, respectively. Total annual sales were $1.0 million for the 2021 fiscal year. As a result of the decision to exit operations, a net benefit of approximately $0.2 million and charges of $1.0 million were recorded, mainly as a result of asset impairments and one-time termination benefits for the three and nine month periods ending September 30, 2022. These impacts were included in Cost of products sold, General and administrative expense, or Other income - net, as appropriate. In Business Segment Information, these charges are recorded in the EMEA segment.

NOTE Q – SUBSEQUENT EVENTS

On October 3, 2022, the Company acquired all issued and outstanding shares of Delta Conectores, S.A. de C.V. ("Delta"), a Mexico entity headquartered in Aguascalientes, Mexico, from its shareholders. Delta designs and manufactures substation connector systems and accessory hardware for high voltage AC systems and is a market leader in Mexico. The acquisition of Delta will expand the Company's operational and technical capabilities in the region while supporting its overall substation strategy. The purchase price was approximately $3.8 million.

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

PREFACE

The following discussion describes our results of operations for the three and nine months ended September 30, 2022 and 2021. Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our consolidated financial statements in the assessment of our performance and operating trends.

While the ongoing COVID-19 pandemic has not had a material effect on our overall results, it has continued to create challenges for us in countries that have significant outbreak mitigation strategies, namely, countries in our Asia-Pacific business segment, which has led to temporary project postponements and has continued to impact results in this segment. In light of the slow recovery, as well as rising interest rates, our interim impairment review as of September 30, 2022 resulted in a determination to record a $6.5 million goodwill impairment for the segment. We are continuing to actively monitor the impact of COVID-19 on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs. We cannot predict the duration or scope of the COVID-19 pandemic or the magnitude of its impact on our business and results of operations. In addition, the impact of COVID-19 could potentially exacerbate other risks discussed, any of which could have a material adverse effect on the Company.

We continue to assess all challenges related to COVID-19 and plan accordingly. The extent of any future impact is dependent upon several factors including those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 4, 2022.

Overall customer demand has remained strong, which is reflected in net sales of $165.4 million for the three months ended September 30, 2022, an increase of $30.0 million year-over-year and net sales of $467.1 million for the nine months ended September 30, 2022, an increase of $81.1 million year-over-year. However, we have also experienced inflationary pressures that has impacted our profit margins. Raw materials increases, specifically, plastic resins, aluminum, petroleum and sand (grit), coupled with increased ocean freight costs from the Asia-Pacific region and air freight costs were the contributing inflationary pressures. For PLP-USA, our largest business segment, the impacts of inflation on raw materials and transportation costs impacted cost of sales by approximately $6.1 million and $17.2 million for the three and nine months ended September 30, 2022. To mitigate the ongoing inflationary pressures, we implemented several price increases in the U.S. and internationally in 2021 and again in 2022. Due to the large volume in our order backlog, we continue to experience tailwinds from these increases in 2022; however, continued cost inflation in these areas may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand.

The geopolitical environment has created challenges in the operating environment particularly in eastern Europe. Due to the ongoing conflict in Ukraine and overt hostilities shown by Russia in the conflict, the Company determined to wind down its Russian operations in 2022. As a result of the decision to wind-down operations, charges of $1.0 million were recorded, mainly as a result of asset impairments, one-time termination benefits and other impacts during the nine-month period ending September 30, 2022.

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. The fluctuations of foreign currencies during the three and nine months ended September 30, 2022 had a $8.2 million unfavorable effect and a $16.2 million unfavorable effect on net sales, respectively. There was a favorable effect of $0.5 million and a favorable effect of $0.4 million on net income for the three and nine months ended September 30, 2022., respectively. On a reportable segment basis, the impact of foreign currency on net sales and net income for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Foreign Currency Translation Impact
	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Net Sales	Net Income	Net Sales	Net Income
(Thousands of dollars)
The Americas	$(1,030)	$(235)	$(950)	$150
EMEA	(5,373)	(133)	(11,052)	(593)
Asia-Pacific	(1,765)	896	(4,189)	863
Total	$(8,168)	$528	$(16,191)	$420

The following table reflects the impact of foreign currency fluctuations on operating income for the three and nine months ended September 30, 2022 and 2021:

	Foreign Currency Impact
	Three Months Ended September 30		Nine Months Ended September 30
(Thousands of dollars)	2022	2021	2022	2021
Operating income	$17,374	$13,078	$44,774	$36,584
Translation gain	(280)	(245)	(784)	(714)
Transaction (gain) loss	(1,540)	(50)	(157)	124
Net loss (gain) on forward currency contracts	1,207	(198)	158	740
Operating income excluding currency impact	$16,761	$12,585	$43,991	$36,734

Despite the current geopolitical environment, and aside from the uncertainty created by the ongoing COVID-19 pandemic, we believe our business fundamentals and our financial position are sound and we are strategically well-positioned. We remain focused on assessing our business structure, global facilities and overall capacity in conjunction with the requirements of local manufacturing in the markets that we serve. The growth in PLP-USA net sales required additional investment within our PLP-USA facilities, both in the form of operational capacity as well as increased warehouse space. These investments in our U.S. operations will allow us to further enhance the service we provide to our U.S. customers beginning in late 2022. If necessary, we will modify redundant processes and further utilize our global manufacturing network to manage costs, increase sales volumes and deliver value to our customers. We have continued to invest in the business to expand into new markets for the Company, evaluate strategic mergers and acquisitions, improve efficiency, develop new products, and increase our capacity. We currently have a bank debt to equity ratio of 23.3% and have the continued ability to borrow needed funds at a competitive interest rate under the Facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2021

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended September 30, 2022 and 2021. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended September 30
(Thousands of dollars)	2022		2021		Change
Net sales	$165,402	100.0%	$135,380	100.0%	$30,022
Cost of products sold	107,109	64.8	92,217	68.1	14,892
GROSS PROFIT	58,293	35.2	43,163	31.9	15,130
Costs and expenses	40,919	24.7	30,085	22.2	10,834
OPERATING INCOME	17,374	10.5	13,078	9.7	4,296
Other income (expense), net	222	0.1	722	0.5	(500)
INCOME BEFORE INCOME TAXES	17,596	10.6	13,800	10.2	3,796
Income tax expense	5,707	3.5	3,097	2.3	2,610
NET INCOME	11,889	7.2	10,703	7.9	1,186
Net (gain) loss attributable to noncontrolling interests	(2)	(0.0)	5	0.0	(7)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$11,887	7.2%	$10,708	7.9%	$1,179

Net sales. Net sales were $165.4 million for the three months ended September 30, 2022, an increase of $30.0 million, or 22.2%, from the three months ended September 30, 2021. Excluding the unfavorable effect of currency translation, net sales for the three months ended September 30, 2022 increased $38.2 million compared to the same period in 2021, or 28.2%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2022	2021	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$88,960	$66,891	$22,069	$—	$22,069	33%
The Americas	23,780	18,084	5,696	(1,030)	6,726	37
EMEA	31,139	26,619	4,520	(5,373)	9,893	37
Asia-Pacific	21,523	23,786	(2,263)	(1,765)	(498)	(2)
Consolidated	$165,402	$135,380	$30,022	$(8,168)	$38,190	28%

The year-over-year increase in PLP-USA net sales of $22.1 million, or 33%, was primarily due to price and volume increases in energy and communication product sales from increased demand. International net sales for the three months ended September 30, 2022 experienced an unfavorable impact of $8.2 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the effect of currency translation. The Americas net sales of $23.8 million increased $6.7 million, or 37%, primarily due to volume increases related to the Company's acquisition of Maxxweld. EMEA net sales of $31.1 million increased $9.9 million, or 37%, primarily due to a volume increase in communications and energy product sales within the region. Asia-Pacific net sales of $21.5 million decreased $0.5 million, or 2%, compared to 2021 primarily due to volume decreases in energy products, special industries and communications and headwinds related to China's buy local policies.

Gross profit. Gross profit was $58.3 million and $43.2 million for the three months ended September 30, 2022 and 2021, respectively. Excluding the unfavorable effect of currency translation, gross profit increased $17.3 million, or 40%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2022	2021	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$34,547	$22,589	$11,958	$—	$11,958	53%
The Americas	10,124	6,283	3,841	(401)	4,242	68
EMEA	7,445	7,522	(77)	(1,250)	1,173	16
Asia-Pacific	6,177	6,769	(592)	(498)	(94)	(1)
Consolidated	$58,293	$43,163	$15,130	$(2,149)	$17,279	40%

PLP-USA gross profit of $34.5 million increased $12.0 million compared to the same period in 2021 mainly as a result of increased sales volume of $22.1 million and operational efficiencies, partially offset by the impacts of inflation on raw materials and transportation costs. International gross profit for the three months ended September 30, 2022 was unfavorably impacted by $2.1 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $4.2 million was primarily due to the Company's acquisition of Maxxweld. EMEA’s gross profit increased $1.2 million, mainly due to an increase in sales volume, partially offset by higher operating costs. Asia-Pacific’s gross profit decreased $0.1 million was primarily due to unfavorable sales volume discussed above.

Costs and expenses. Costs and expenses of $40.9 million for the three months ended September 30, 2022 increased $10.8 million, or 36.0%. Excluding the favorable effect of currency translation, costs and expenses increased $13.3 million, or 44%, as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2022	2021	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$20,106	$14,506	$5,600	$—	$5,600	39%
The Americas	3,238	3,607	(369)	(150)	(219)	(6)
EMEA	6,022	6,299	(277)	(907)	630	10
Asia-Pacific	11,553	5,673	5,880	(1,373)	7,253	128
Consolidated	$40,919	$30,085	$10,834	$(2,430)	$13,264	44%

PLP-USA costs and expenses of $20.1 million for the three months ended September 30, 2022 increased when compared to the same period in 2021, primarily due to increases in professional services and sales-related expenses. International costs and expenses for the three months ended September 30, 2022 were favorably impacted by $2.4 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $3.2 million decreased by $0.2 million mainly due to decreases in salary-related expenses. EMEA costs and expenses of $6.0 million increased $0.6 million mainly due to higher salary-related and travel expenses. Asia-Pacific costs and expenses of $11.6 million increased by $7.3 million primarily due to the effect of a $6.5 million goodwill impairment charge and expenses incurred to streamline operations.

Other income (expense), net. Other income (expense), net for the three months ended September 30, 2022 and 2021 was $0.2 million and $0.7 million respectively. The decrease in other income (expense), net for the three months ended September 30, 2022 was primarily related to the prior year recognition of a pre-tax recovery of approximately $1.0 million related to a Brazilian Supreme Court decision that granted the Company the right to recover, through offset of federal tax liabilities, certain tax overpayments collected by the Brazilian government.

Income taxes. Income taxes for the three months ended September 30, 2022 and 2021 were $5.7 million and $3.1 million, based on pre-tax income of $17.5 million and $13.8 million, respectively. The effective tax rate for the three months ended September 30, 2022 and 2021 was 33% and 22%, respectively, compared to the U.S. federal statutory rate of 21%. The increase in effective tax rate was primarily related to a non-deductible goodwill impairment charge recorded in the Asia-Pacific region, partially offset by the release of the valuation allowance on deferred tax assets for the Company’s Australian subsidiary of approximately $1.4 million as the Company determined these deferred tax assets are now more likely than not to be realized. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year, such as the goodwill impairment charge recorded in the third quarter of 2022.

Net income. As a result of the preceding items, net income for the three months ended September 30, 2022 was $11.9 million, compared to $10.7 million for the three months ended September 30, 2021, an increase of $1.2 million as summarized in the following table:

	Three Months Ended September 30
(Thousands of dollars)	2022	2021	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$10,802	$6,688	$4,114	$—	$4,114	62%
The Americas	5,450	2,474	2,976	(235)	3,211	130
EMEA	1,218	697	521	(133)	654	94
Asia-Pacific	(5,583)	849	(6,432)	896	(7,328)	(863)
Consolidated	$11,887	$10,708	$1,179	$528	$651	6%

PLP-USA’s net income for the three months ended September 30, 2022 increased $4.1 million compared to the same period in 2021, primarily due to an increase in operating income of $6.4 million driven by higher sales volumes, partially offset by higher income tax expense of $2.3 million. The following discussion of net income excludes the effect of currency translation. The Americas net income increased $3.2 million mainly as a result of an increase in operating income, partially offset by current year income tax expense. EMEA net income increased $0.7 million primarily from higher sales volume, partially offset by higher operating costs. Asia-Pacific net income decreased $7.3 million due to the effect of a $6.5 million goodwill impairment charge, higher operating costs and expenses incurred to streamline operations.

NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2021

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the nine months ended September 30, 2022 and 2021. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended September 30
(Thousands of dollars)	2022		2021		Change
Net sales	$467,097	100.0%	$385,971	100.0%	$81,126
Cost of products sold	314,147	67.3	259,577	67.3	54,570
GROSS PROFIT	152,950	32.7	126,394	32.7	26,556
Costs and expenses	108,176	23.2	89,810	23.3	18,366
OPERATING INCOME	44,774	9.6	36,584	9.5	8,190
Other income, net	4,727	1.0	347	0.1	4,380
INCOME BEFORE INCOME TAXES	49,501	10.6	36,931	9.6	12,570
Income tax expense	11,590	2.5	10,161	2.6	1,429
NET INCOME	$37,911	8.1	$26,770	6.9	$11,141
Net (gain) loss attributable to noncontrolling interests	(27)	(0.0)	(15)	(0.0)	(12)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$37,884	8.1%	$26,755	6.9%	$11,129

Net sales. Net sales were $467.1 million for the nine months ended September 30, 2022, an increase of $81.1 million, or 21.0%, from the nine months ended September 30, 2021. Excluding the unfavorable effect of currency translation, net sales for the nine months ended September 30, 2022 increased $97.3 million compared to the same period in 2021, or 25%, as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2022	2021	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net sales
PLP-USA	$248,307	$185,208	$63,099	$—	63,099	34%
The Americas	65,179	54,230	10,949	(950)	11,899	22
EMEA	91,456	77,452	14,004	(11,052)	25,056	32
Asia-Pacific	62,155	69,081	(6,926)	(4,189)	(2,737)	(4)
Consolidated	$467,097	$385,971	$81,126	$(16,191)	$97,317	25%

The year-over-year increase in PLP-USA net sales of $63.1 million, or 34%, was primarily due to price and volume increases in energy and communication product sales from increased demand. International net sales for the nine months ended September 30, 2022 experienced an unfavorable impact of $16.2 million when local currencies were converted to U.S. dollars. The following discussion of net sales excludes the net effect of currency translation. The Americas net sales of $65.2 million increased $11.9 million or 22%, primarily due to contributions from the Maxxweld acquisition. EMEA net sales of $91.5 million increased $25.1 million, or 32%, primarily due to volume increases in communication and energy product sales within the region. Asia-Pacific net sales of $62.2 million decreased $2.7 million, or 4%, compared to 2021 primarily due to a year-over-year volume decrease in energy product sales, special industries and headwinds related to China's buy local policies.

Gross profit. Gross profit was $153.0 million and $126.4 million for the nine months ended September 30, 2022 and 2021, respectively. Excluding the unfavorable effect of currency translation, gross profit increased $30.1 million, or 24%, as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2022	2021	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Gross profit
PLP-USA	$90,751	$66,493	$24,258	$—	$24,258	36%
The Americas	23,456	17,719	5,737	(115)	5,852	33
EMEA	21,777	23,981	(2,204)	(2,420)	216	1
Asia-Pacific	16,966	18,201	(1,235)	(1,056)	(179)	(1)
Consolidated	$152,950	$126,394	$26,556	$(3,591)	$30,147	24%

PLP-USA gross profit of $90.8 million increased $24.3 million compared to the same period in 2021 as a result of increased sales volume of $63.1 million, partially offset by the negative impact of inflationary pressures unfavorably impacting cost of sales as discussed above. International gross profit for the nine months ended September 30, 2022 was unfavorably impacted by $3.6 million when local currencies were translated to U.S. dollars. The following discussion of gross profit excludes the effects of currency translation. The Americas gross profit increase of $5.9 million was largely the result of an increased sales volume of $11.0 million. EMEA’s gross profit increased $0.2 million, primarily as a result of increased sales volume, partially offset by the impacts from the exit of our Russia operations. Despite the year-over-year decrease in sales, Asia-Pacific’s gross profit remained relatively flat, partially as a result of continued cost containment measures.

Costs and expenses. Costs and expenses of $108.2 million for the nine months ended September 30, 2022 increased $18.4 million, or 20.4%. Excluding the favorable effect of currency translation, costs and expenses increased $22.7 million, or 25%, as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2022	2021	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Costs and expenses
PLP-USA	$53,556	$41,649	$11,907	$—	$11,907	29%
The Americas	12,499	10,652	1,847	(274)	2,121	20
EMEA	19,251	19,549	(298)	(2,221)	1,923	10
Asia-Pacific	22,870	17,960	4,910	(1,879)	6,789	38
Consolidated	$108,176	$89,810	$18,366	$(4,374)	$22,740	25%

PLP-USA costs and expenses of $53.6 million for the nine months ended September 30, 2022 increased $11.9 million when compared to the same period in 2021 primarily due to increased sales-related expense, salary-related expense, and professional services. International costs and expenses for the nine months ended September 30, 2022 were favorably impacted by $4.4 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $12.5 million increased $2.1 million for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase in salary-related expense, and incremental costs and expenses and purchase price adjustments related to the Maxxweld acquisition. EMEA costs and expenses of $19.3 million increased $1.9 million mainly due to higher salary-related expenses, travel expenses and professional services. Asia-Pacific costs and expenses of $22.9 million increased $6.8 million primarily due to the effect of a $6.5 million goodwill impairment charge.

Other income (expense), net. Other income (expense), net for the nine months ended September 30, 2022 and 2021 was $4.7 million and $0.3 million, respectively. The increase in other income (expense), net for the nine months ended September 30, 2022 was primarily related to the settlement of a Company-owned life insurance policy that was maintained for Director Emeritus Barbara P. Ruhlman until her death in January 2022. The cash proceeds of the insurance settlement of approximately $6.9 million resulted in a gain of $4.4 million recorded in Other income, net.

Income taxes. Income taxes for the nine months ended September 30, 2022 and 2021 were $11.6 million and $10.2 million, respectively, based on pre-tax income of $49.5 million and $36.9 million, respectively. The effective tax rate for the nine months ended September 30, 2022 and 2021 was 23% and 28%, respectively, compared to the U.S. federal statutory rate of 21%. The higher effective tax rate compared to the U.S. statutory rate was primarily related to a non-deductible goodwill impairment charge in the Asia-Pacific region and from the mix of earned income in jurisdictions with tax rates higher than the U.S, partially offset by a non-taxable benefit of $4.4 million related to the proceeds from a settlement of a Company-owned life insurance policy that was maintained for Director Emeritus Barbara P. Ruhlman until her death in January 2022 and the release of the valuation allowance on deferred tax assets for the Company’s Australian subsidiary of approximately $1.4 million as the Company determined these deferred tax assets are now more likely than not to be realized. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year, such as the goodwill impairment charge recorded in the third quarter of 2022.

Net income. As a result of the preceding items, net income for the nine months ended September 30, 2022 was $37.9 million, compared to $26.8 million for the nine months ended September 30, 2021, an increase of $11.1 million as summarized in the following table:

	Nine Months Ended September 30
(Thousands of dollars)	2022	2021	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% change
Net income
PLP-USA	$33,404	$18,583	$14,821	$—	$14,821	80%
The Americas	8,016	5,627	2,389	150	2,239	40
EMEA	2,794	2,935	(141)	(593)	452	15
Asia-Pacific	(6,330)	(390)	(5,940)	863	(6,803)	NM
Consolidated	$37,884	$26,755	$11,129	$420	$10,709	40%

PLP-USA’s net income for the nine months ended September 30, 2022 increased $14.8 million, or 80%, compared to the same period in 2021, primarily due to an increase in operating income of $12.4 million driven by higher sales volumes and the gain from proceeds on insurance settlement, partially offset by higher tax expense. The following discussion of net income excludes the effect of currency translation. The Americas net income increased $2.2 million, primarily due to an increase in operating income. EMEA net income decreased $0.5 million primarily as a result of higher operating costs and charges recorded to exit the Russia business. Asia-Pacific net income decreased $6.8 million, primarily due to the effect of a $6.5 million goodwill impairment charge.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first nine months of 2022, we used cash of $25.2 million for capital expenditures and $13.0 million for acquisitions of businesses. We ended the first nine months of 2022 with $30.1 million of cash, cash equivalents and restricted cash (collectively, “Cash”). Our Cash is held in various locations throughout the world. At September 30, 2022, the majority of our Cash was held outside the United States (“U.S.”). We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future operating cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt, including notes payable, at September 30, 2022 was $77.0 million. At September 30, 2022, our unused availability under the Facility was $58.8 million and our bank debt to equity percentage was 23.4%. On March 2, 2022, we amended the Facility to increase the capacity from $65.0 million to $90.0 million. As part of this amendment, the index used to determine the interest rate changed from LIBOR to the Bloomberg Short Term Bank Yield Index (“BSBY”). The interest rate is defined as BSBY plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the BSBY spread becomes 1.500%. The amendment also allows the Company to change its rate from BSBY to the Secured Overnight Financing Rate (“SOFR”) at the Company’s discretion. The amendment extended the maturity from June 30, 2024 to March 2, 2026. On August 31, 2022, the Company amended the Facility and elected to change its rate from BSBY to SOFR, all other terms remain the same. The Facility agreement contains, among other provisions, requirements for maintaining levels of net worth and profitability. At September 30, 2022 and December 31, 2021, we were in compliance with these covenants.

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

Sources and Uses of Cash

A summary of cash flows is as follows:

	Nine Months Ended September 30
(Thousands of dollars)	2022	2021	Change
Net cash provided by operating activities	$9,122	$24,086	$(14,964)
Net cash used in investing activities	(28,099)	(12,573)	(15,526)
Net cash provided by (used in) financing activities	14,646	(19,112)	33,758
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1,126)	750	(1,876)
Net decrease in cash, cash equivalents and restricted cash	$(5,457)	$(6,849)	$1,392

Net cash provided by operating activities for the nine months ended September 30, 2022 was $9.2 million compared to $24.1 million provided by operating activities in the comparable prior year nine-month period. The $15.0 million decrease was primarily a result of increases in accounts receivable and inventory, partially offset by an increase in accounts payable, and net income.

Net cash used in investing activities for the nine months ended September 30, 2022 was $28.1 million compared to $12.6 million in the comparable prior year nine-month period. The $15.5 million increase was primarily a result of increased capital expenditures and acquisition of businesses, partially offset by proceeds from the settlement of a Company-owned life insurance policy and sale of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $14.6 million compared to cash used in financing activities of $19.1 million in the comparable prior year nine-month period. The $33.8 million increase was primarily the result of an increase in proceeds from long-term debt, net of borrowings and notes payable to banks.

We have commitments under operating leases, primarily for office and manufacturing space, transportation equipment, office and computer equipment and capital leases primarily for equipment. See the Consolidated Balance Sheets for related operating lease assets and liabilities.

As of September 30, 2022, the Company had total outstanding guarantees of $10.7 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of September 30, 2022, the Company had total outstanding letters of credit of $0.1 million.

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
•
The potential impact of global economic conditions, including the impact of inflation and rising interest rates, on the Company’s ongoing profitability and future growth opportunities in the Company’s core markets in the U.S. and other foreign countries, which may experience continued or further instability due to political and economic conditions, social unrest, acts of war, military conflict (including the ongoing conflict between Russia and Ukraine), international hostilities or the perception that hostilities may be imminent, terrorism, changes in diplomatic and trade relationships and public health concerns (including viral outbreaks such as COVID-19);
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
•
The effects of the U.S. Inflation Reduction Act which could affect our U.S. federal corporate income tax rate and the tax credits we could receive from foreign income;
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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar. Revenue from operations in Argentina represented less than 1% of total consolidated net sales for nine months ended September 30, 2022 and 2021.

As of September 30, 2022, the Company had $0.1 million in assets and $0.1 million in liabilities related to foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of $6.9 million and a $0.9 million favorable/unfavorable impact on income before income taxes at September 30, 2022.

The Company is exposed to market risk, including changes in interest rates and foreign exchange rates since we conduct business in a variety of foreign currencies. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of long-term borrowings of $59.2 million at September 30, 2022. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $0.6 million for the nine months ended September 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) of the Securities and Exchange Act of 1934, as amended, during the nine months ended September 30, 2022 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 28, 2021, the Board of Directors authorized a plan to repurchase up to an additional 191,163 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three-month period ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July	—	N/A	—	213,495
August	—	N/A	—	213,495
September	26,904	$79.52	—	186,591
Total	26,904

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1	Amendment No 13 to Amended and Restated Line of Credit Note dated August 31, 2022 between the Company and PNC Bank National Association, filed herewith.

31.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certifications of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certifications of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data (embedded with the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 1, 2022	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 1, 2022	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(Principal Accounting Officer)