Form 10-K
period 2022-12-31
PREFORMED LINE PRODUCTS CO
filed 2023-03-03
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2022 was $198,821,936 based on the closing price of such common shares, as reported on the NASDAQ National Market System. As of January 31, 2023, there were 4,919,282 common shares of the Company ($2 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2023 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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

•
Changes in significant government regulations affecting environmental compliance or other litigation matters;
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

Part I

Item 1. Business

Background

Preformed Line Products Company together with its subsidiaries (the “Company” or "PLP") is an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead, ground-mounted and underground networks for energy, telecommunication, cable, data communication and other similar industries. The Company’s primary products support, protect, connect, terminate and secure cables and wires. The Company provides formed wire solutions, connectors, fiber optic and copper splice closures, solar hardware mounting applications, and electric vehicle charging station foundations. The Company’s goal is to continue to achieve profitable growth as a leader in the research, innovation, development, manufacture and marketing of technically advanced products and services primarily related to the energy and communications markets.

The Company serves a worldwide market through strategically located domestic and international manufacturing facilities. Each of the Company’s domestic and international manufacturing facilities have obtained or are actively seeking an International Organization of Standardization (“ISO”) 9001:2015 Certified Management System Certificate. The ISO 9001:2015 certified management system is a globally recognized certified quality standard for manufacturing and assists the Company in marketing its products throughout the world. The Company’s customers include public and private energy utilities and communication companies, cable operators, governmental agencies, contractors and subcontractors, distributors and value-added resellers. The Company is not dependent on a single customer or small group of customers. The Company has one customer accounting for 12.5% of the Company's consolidated revenues.

The Company’s products include:

•
Energy Products
•
Communications Products
•
Special Industries Products

- Solar Framing and Electric Vehicle Products

- Inspection Services

Energy Products are used for supporting, protecting, terminating and splicing transmission and distribution lines as well as bolted, welded, and compressed connectors for substations. PLP offers a full array of products for OPGW (Optical Ground Wire) and ADSS (All Dielectric Self Supporting) fiber optic cables, which are commonly used to monitor and control power networks. Formed wire products are the mainstay of PLP’s product offering and such products enjoy an almost universal acceptance in the Company’s markets. Formed wire products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape. The advantages of using the Company’s helical formed wire products are that they are economical, dependable and easy to use. Additional energy product offerings include a wide array of string hardware products, polymer insulators, wildlife protection, substation fittings and motion control devices like spacer dampers. Energy products were approximately 59%, 61% and 66% of the Company’s revenues in 2022, 2021 and 2020, respectively.

Communications Products include rugged outside plant (OSP) closures to protect and support wireline and wireless networks, such as fiber optic cable or copper cable, from moisture, environmental hazards and other potential contaminants. The precision engineered OSP closures support many FTTx (Fiber-to-the-X), 4G/5G applications and are deployed at various points in the network—deadend, middle-mile and last-mile—but primarily are used in modern FTTH (Fiber-to-the-Home) applications. In addition to the OSP closures, the Company supplies demarcation related products that include wall boxes, pre-terminated cabinets, wall plates and passive components that are typically deployed at residences, businesses or MDUs (Multi-dwelling units). The Company supplies formed wire products, utility pole line hardware, motion control products and cable storage devices used to hold, support, protect and terminate various cable types that are used to transfer voice, video or data signals. These communications products serve all segments of the telecommunications industry including but not limited to network operators, broadband service providers, wireless internet service providers, enterprise networks, governmental agencies, educational institutions, and electric utilities deploying fiber optics. Communications products were approximately 33%, 30% and 24% of the Company’s revenues in 2022, 2021 and 2020, respectively.

Special Industries Products include hardware assemblies, pole line hardware, plastic products, cable dynamics/vibration solutions, interior/exterior connectors, tools, and urethane solutions. They are used by energy, renewable energy, communications, cable and other industries for specialized applications. Also included in Special Industries is the Inspection Services group which provides safe and reliable drone inspection services for utility assets, including transmission and distribution power lines, substations, generation facilities, and communications assets as well as solar framing and electric vehicle (EV) offerings which include mounting solutions for photovoltaic solar applications, including commercial, industrial, government, utility, and residential applications as well as pre-fabricated, precision-engineered EV charging station foundations. Special industries products were approximately 8%, 9% and 10% of the Company’s revenues in 2022, 2021 and 2020, respectively.

International Operations

The international operations of the Company are essentially the same as its domestic ("PLP-USA") business. The Company manufactures similar types of products in its international plants as are sold domestically, sells to similar types of customers and faces similar types of competition (and in some cases, the same competitors). Sources of supply of raw materials are not significantly different internationally. See Note 15 in the Notes to Consolidated Financial Statements for information and financial data relating to the Company’s international operations that represent reportable segments.

Sales and Marketing

Domestically and internationally, the Company markets its products through a direct sales force and manufacturing representatives. The direct sales force is employed by the Company and works with manufacturers’ representatives, as well as key direct accounts and distributors who also buy and resell the Company’s products. The manufacturers' representatives are independent organizations that represent the Company as well as other complementary product lines. These organizations are paid a commission based on the sales amount they generate.

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

To understand the performance of its products, and enhance the goals of ensuring quality and exceeding customer expectations, the Company has a 38,000-square-foot Research and Engineering Center located at its corporate headquarters in Mayfield Village, Ohio. Using the Research and Engineering Center, engineers and technicians simulate a wide range of external conditions encountered by the Company’s products to ensure quality, durability and performance. The work performed in the Research and Engineering Center includes advanced studies and experimentation with various forms of vibration and environmental changes.

The Research and Engineering Center is one of the most sophisticated in the world in its specialized field. The Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling. Today, the Company’s reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a competitive advantage. In addition to testing, the work performed at the Company’s Research and Development Center continues to fuel product development efforts. In addition, the Company’s position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations which are charged with the responsibility of establishing industry-wide specifications and performance criteria, including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission). Research and development costs are expensed as incurred. Research and development costs for new products were $4.5 million in 2022, $3.3 million in 2021 and $2.8 million in 2020.

Patents and Trademarks

The Company applies for patents in the U.S. and other countries, as appropriate, to protect its significant patentable developments. As of December 31, 2022, the Company had in force 26 U.S. patents and 113 international patents in 21 countries and had 13 pending U.S. patent applications and 36 pending international applications. While such domestic and international patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company’s business. The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company’s business as a whole or to any of its businesses. Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks. The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology. As of December 31, 2022, the Company had obtained U.S. registration on 30 trademarks, and 2 trademark applications remained pending. International registrations amounted to 264 registrations in 38 countries, with 24 pending international registrations.

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
•
The Company’s domestic and international sales and manufacturing locations ensure close support and proximity to customers worldwide.

Domestically, there are several competitors for formed wire products. Although it has other competitors in many of the countries where it has operations, the Company has leveraged its expertise and is very strong in the global market. The Company believes that it is the world’s largest manufacturer of formed wire products for energy and communications markets. However, the Company’s formed wire products compete against other pole line hardware products manufactured by other companies.

The OSP closure market is one of the most competitive product areas for the Company, with a number of primary competitors and several smaller niche competitors that compete at all levels in the marketplace. The Company believes that it is one of four leading suppliers of OSP closures.

Sources and Availability of Raw Materials

The principal raw materials used by the Company are galvanized wire, stainless steel, aluminum covered steel wire, aluminum rod, plastic resins, glass-filled plastic compounds, neoprene rubbers and aluminum castings. The Company also uses certain other materials such as fasteners, packaging materials and fiber communications devices. The Company believes that it has adequate sources of supply for the raw materials used in its manufacturing processes, and it regularly attempts to develop and maintain sources of supply in order to extend availability and encourage competitive pricing of these products.

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

The Company has expanded its supply chain but, in limited circumstances, does rely on sole source manufacturers for certain raw materials. This reliance presents a risk that existing suppliers could go out of business or be unable to meet customer demand. However, there are other potential sources available for these materials, and the Company believes that it could relocate the tooling and processes to other manufacturers if necessary.

Throughout 2022, the Company experienced some raw material and transportation cost inflation that negatively affected its earnings. To offset these increased costs, the Company implemented price increases in the U.S. and internationally. Due to the large volume in the Company's backlog, tailwinds from these increases are expected in 2023; however, continued cost inflation in these areas may require further price adjustments in future periods to maintain profit margin. Any price increases could have a negative effect on demand.

Backlog Orders

The Company’s order backlog is incredibly strong and was approximately $379.4 million at the end of 2022 and $242.9 million at the end of 2021. All customer orders entered are firm at the time of entry. Substantially all of the backlog existing at December 31, 2022 is expected to be shipped to customers in 2023.

Seasonality

The Company markets products that are used by utility maintenance and construction crews worldwide. The products are marketed through distributors and directly to end users, who maintain stock to ensure adequate supply for their customers or construction crews. As a result, the Company does not have a wide variation in sales from quarter to quarter.

Environmental, Social and Governance Matters (ESG)

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

The Company believes it is in compliance in all material respects, with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability. The Company does not expect to make any material capital expenditures during 2023 for environmental control facilities. The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays; however, the Company does not believe that these expenditures will ultimately result in a material adverse effect on its financial position or results of operations. The Company cannot predict the precise effect such future requirements, if enacted, would have on the Company. The Company believes that such regulations would be enacted over time and would affect the industry as a whole.

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

The Company is committed to supporting ESG initiatives and to its efforts to being a responsible and sustainable contributor to the environment, its employees, and the communities in which it operates. The Company is committed to reducing harmful air emissions, improving gas, electric and water usage efficiency while implementing alternative energy sources. The Company’s locations are also focused on efforts to reduce its waste, water and energy consumption through the implementation of such programs as pollution prevention, recycling waste materials in both manufacturing and office facilities, reducing solid waste disposal, reducing harmful air emissions, and implementing alternative energy sources. An example of this commitment is through solar power installations at some of the Company’s locations around the globe, including a new solar carport with multiple EV charging stations at the Company’s corporate headquarters. The Company has also installed more efficient LED lighting at many of its operations to further reduce energy usage. Some locations have also achieved the ISO-14001: Environmental Management Systems Certification.

In addition to monitoring and managing compliance with environmental regulations, the Company is also committed to sustainability and environmental protection initiatives. For example, the Company is committed to protecting wildlife by working with utility companies to design and manufacture wildlife protection products that aid in reducing wildlife mortalities from interaction with electric power distribution lines, structures, and equipment. Its Wildlife Protection line of products includes the BIRD-FLIGHT™ Diverter, RAPTOR PROTECTOR™ Platform and a Squirrel Deterrent System. The Company is also committed to partnering with its customers to develop innovative products, technologies, and services that meet their needs while mitigating risk to the environment and natural resources. This is evident through the Company’s commitment to supporting fiber-optic connectivity, which is more energy efficient than copper cable.

Additionally, the Company's product offerings further enhance global climate sustainability by bolstering grid reliability and efficiency, strengthening resilience to climate events, enabling transitions to renewable energy and upgrading aging infrastructure. The Company also quickly provides repair products to customers in the event of emergencies or natural disasters such as hurricanes, tornadoes, earthquakes, floods or ice storms. PLP is a trusted supplier when natural disasters occur.

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

Human Capital

At December 31, 2022, the Company had 3,261 employees, the overwhelming majority of which are full-time employees. Approximately 30% of the Company’s employees are located in the U.S.

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

The Company’s goal is to create a work environment that enables employees to perform in an environment where they feel respected and valued. As a global company with employees in 20 countries, the Company values its broad diversity of cultures, ethnicities, races, languages, religions, sexual and gender orientations and is committed to cultivating a diverse, open and inclusive work environment. Workplace satisfaction is key to attracting and retaining employees. The Company has built a culture where integrity and honesty guide the decision-making process, while promoting a culture of learning and talent development through tuition reimbursement, training, wellness programs, flexible benefits, and competitive compensation. The Company has also adopted several policies, including the Code of Conduct, which stresses the importance of adhering to laws and contributing to society.

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

Available Information

The Company maintains an Internet site at http://www.plp.com, on which the Company makes available, free of charge, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company’s SEC reports can be accessed through the investor relations section of its Internet site. The information found on the Company’s Internet site is not part of this or any other report that is filed or furnished to the SEC.

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

Item 1A. Risk Factors

The Company’s business, operating results, financial condition and cash flows may be affected by a number of factors including, but not limited to those discussed below. Any of these factors could cause the Company’s actual results to vary material from recent results or future anticipated results.

Industry and Economic Risks

Due to the Company’s dependency on the energy and communication industries, the Company is susceptible to negative trends relating to those industries that could adversely affect the Company’s operating results.

The Company’s sales to the energy and communication industries represent a substantial portion of the Company’s historical sales. The concentration of revenue in such industries is expected to continue into the foreseeable future. Demand for products to these industries depends primarily on capital spending by customers for constructing, rebuilding, maintaining or upgrading their systems. The amount of capital spending and, therefore, the Company’s sales and profitability are affected by a variety of factors, including general economic conditions, access by customers to financing, government regulation, demand for energy and cable services, energy prices and technological factors. As a result, some customers may significantly reduce or delay their spending or may not continue as going concerns, which could have a material adverse effect on the Company’s business, operating results and financial condition. In addition, the Company has incurred and may in the future incur exit-related costs and impairments of goodwill, definite and indefinite-lived intangible assets and property, fixtures and equipment as the Company makes corresponding changes to its business to reflect these changes and uncertainties in the Company’s industries and customer demand, and these costs and impairments could have a significant negative impact on the Company’s operating results for the period in which they are incurred. Consolidation presents an additional risk to the Company in that merged customers will rely on relationships with a source other than the Company. Consolidation may also increase the pressure on suppliers, such as the Company, to sell product at lower prices.

The intense competition in the Company’s markets, particularly communication, may lead to a reduction in sales and earnings.

The markets in which the Company operates are highly competitive. The level of intensity of competition may increase in the foreseeable future due to anticipated growth in the telecommunication and data communication industries and potential new entrants into the market. The Company’s current competitors in the telecommunication and data communication markets are larger companies with significant influence over the distribution network. The Company may not be able to compete successfully against its competitors, many of which may have access to greater financial resources than the Company. In addition, the pace of technological development in the telecommunication market is rapid and these advances (i.e., wireless, fiber optic network infrastructure, etc.) and the ability of the Company’s larger competitors or new providers to adapt more efficiently may adversely affect the Company’s ability to compete in this market. If the Company is unable to continue to compete effectively, its sales and margins could decline and its business, financial condition and results of operations would be adversely affected.

Competitors’ introduction of products embodying new technologies or the emergence of new industry standards can render existing products or products under development obsolete or unmarketable and result in lost sales.

The energy and communication industries are characterized by rapid technological change. Satellite, wireless and other communication technologies currently being deployed may represent a threat to copper, coaxial and fiber optic-based systems by reducing the need for wire-line networks. Future advances or further development of these or other new technologies can render existing products or products under development obsolete or unmarketable, which may have a material adverse effect on the Company’s business, operating results and financial condition as a result of lost sales.

Price increases or delayed or decreased availability of raw materials could result in lower earnings.

The Company’s cost of sales may be materially adversely affected by increases in the market prices of the raw materials used in the Company’s manufacturing processes. Over the past few years, the Company has experienced inflationary pressures that have impacted its profit margins, primarily due to raw materials increases (specifically, plastic resins, aluminum, petroleum and sand (grit)), coupled with increased freight costs. The impact of the COVID-19 pandemic and recent inflation, which is expected to continue, has disrupted and may continue to disrupt the global supply chain and could have a material, adverse effect on the ability to secure raw materials and supplies. The Company has implemented price increases in the U.S. and internationally to mitigate rising material costs, and additional increases may be needed in the future to maintain profit margins. This may have impacted or could continue to impact the demand for the Company’s products. The Company may not be able to pass on further price increases in raw materials to the Company’s customers through increases in product prices. In addition, any decrease or delay in the availability of these materials or interruptions generally in the global supply chain could slow production and delivery to the Company’s customers. In limited circumstances, the Company relies on sole source suppliers for certain materials and may face challenges or delays in establishing an alternative source. As a result of these factors, the Company’s operating results could be adversely affected.

The Company’s international operations subject the Company to additional business risks that may have a material adverse effect on the Company’s business, operating results and financial condition.

International sales account for a substantial portion of the Company’s net sales (47%, 50% and 57% in 2022, 2021 and 2020, respectively). Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, which could materially adversely affect U.S. dollar sales or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, reduced or limited protection of intellectual property rights, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards. For example, the Company is subject to antitrust and tax requirements, anti-boycott regulations, import/export/customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Any new regulatory or trade initiatives could impact the Company’s operations in certain countries. Failure to comply with any such legal requirements could subject the Company to monetary liabilities and other sanctions, which could harm its business, results of operations and financial condition.

The Company is also subject to foreign currency volatility, which could materially impact the Company’s operating results, including the impact of hyper-inflationary conditions in certain economies, particularly where exchange controls limit or eliminate the Company’s ability to convert from local currency. The Company’s operations are also exposed to general geopolitical risks, such as political and economic instability, social unrest, acts of war, military conflict, international hostilities or the perception that hostilities may be imminent, terrorism and changes in diplomatic and trade relationships, including any retaliatory measures, sanctions or tariffs imposed in response to any acts of war or military conflicts in connection with its international operations. Any such disruption could cause delays in the production and distribution of the Company’s products and the loss of sales and customers. Moreover, these types of events could negatively impact consumer spending or the economy in the impacted regions or depending upon the severity, globally, or lead to long-term volatility in the currency markets. These risks of conducting business internationally and instability in global economic conditions may have a material adverse effect on the Company’s business, operating results and financial condition.

The Company's financial condition and results could be adversely affected by its level of debt and changes in interest rates.

Any period of interest rate increases may adversely affect the Company’s profitability. In addition, a higher level of floating rate debt would increase the exposure to changes in interest rates. As of December 31, 2022, the Company’s total debt, including notes payable, was $89.5 million and the unused availability under its credit facility (the "Facility") was $43.3 million. On March 2, 2022, the Company amended the Facility to change the index used to determine the interest rate from LIBOR to the Bloomberg Short Term Bank Yield Index (“BSBY”). The interest rate is defined as BSBY plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the BSBY spread becomes 1.500%. The amendment also allowed the Company to change its rate from BSBY to the Secured Overnight Financing Rate (“SOFR”) at the Company’s discretion. On August 31, 2022, the Company amended the Facility and elected to change its rate from BSBY to SOFR, all other terms remain the same. The Facility agreement also contains, among other provisions, requirements for maintaining levels of net worth and profitability. These covenants may restrict the Company’s operations and prevent it from pursuing opportunities that would otherwise be in the Company’s best interest for long-term growth.

Natural disasters, severe weather, public health concerns, epidemics or pandemics could, and the COVID-19 pandemic may continue to, have a material adverse effect on the Company’s business, operating results and financial condition.

Natural disasters, severe weather and the effects of climate change, including increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise and other climate-related events, and other catastrophic events could disrupt our operations, cause damage to our business operations, our suppliers or our customers and could have an adverse effect on the Company’s operations, business and financial condition. Extreme weather conditions could also limit the availability of our resources, increase the costs of our products or could cause the installation of our products and systems to be delayed or canceled. Further, legislative and regulatory responses to climate change initiatives could require the Company to incur increased costs and make additional and significant capital investments in the Company’s business.

The Company also is subject to public health concerns, including viral outbreaks such as the COVID-19 pandemic. Worldwide economic conditions have been significantly impacted by COVID-19 and the effects could continue to have an adverse effect on the Company’s operations and businesses as government authorities could continue to impose restrictions to manage it, including mandatory closures, work-from-home orders and social distancing protocols. COVID-19 has disrupted and could continue to disrupt the global supply chain, which could have a material, adverse effect on the Company’s ability to secure raw materials and supplies and could result in increased costs and the loss of sales and customers. The impact of COVID-19 or any other viral outbreak or health pandemic could potentially exacerbate all the risks discussed and lead to the creation of new risks, any of which could have a material adverse effect on the Company’s business, operating results and financial condition. The duration and scope of the COVID-19 pandemic cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated.

Business and Operations Risks

The Company’s business will suffer if the Company fails to offer quality products and a high level of customer service, as well as develop and successfully introduce new and enhanced products that meet the changing needs of the Company’s customers.

The Company’s reputation and sales rely on its ability to continue to offer high quality products with timely delivery, accompanied by a high level of customer service, particularly in cases of emergency. If changes in the availability of materials or delays in the supply chain or transportation industry, among other factors, negatively impact the Company’s ability to meet customer expectations, its sales and profits may suffer. Further, the Company’s ability to anticipate changes in technology and industry standards and to successfully develop and introduce new products on a timely basis is a significant factor in the Company’s ability to grow and remain competitive. New product development often requires long-term forecasting of market trends, development and implementation of new designs and processes and a substantial capital commitment. The trend toward consolidation of the energy, telecommunication and data communication industries may require the Company to quickly adapt to rapidly changing market conditions and customer requirements. In addition, as the Company expands its offerings in new areas, its success with these products and services will depend on its ability to offer quality, reliability and other competitive advantages. Any failure by the Company to anticipate or respond in a cost-effective and timely manner to technological developments or changes in industry standards or customer requirements, or any significant delays in product development or introduction or any failure of new products to be widely accepted by the Company’s customers, could have a material adverse effect on the Company’s business, operating results and financial condition as a result of reduced net sales.

The Company may not be able to successfully integrate businesses that it may acquire in the future or complete acquisitions on satisfactory terms, which could have a material adverse effect on the Company’s business, operating results and financial condition.

A portion of the Company’s growth in sales and earnings has been generated from acquisitions. The Company expects to continue a strategy of identifying and acquiring businesses with complementary products. In connection with this growth strategy, the Company faces certain risks and uncertainties in addition to the risks faced in the Company’s day-to-day operations, including the risks pertaining to integrating acquired businesses, realizing the benefits of acquired technology, expanding exposure to unknown liabilities, utilizing and retaining new personnel and operating in new jurisdictions. The process of identifying, negotiating and integrating acquisitions can divert substantial time and attention of management and impose unexpected costs. In addition, the Company may incur debt to finance future acquisitions, and the Company may issue securities in connection with future acquisitions that may dilute the holdings of current and future shareholders. Covenant restrictions relating to additional indebtedness could restrict the Company’s ability to pay dividends, fund capital expenditures, consummate additional acquisitions and significantly increase the Company’s interest expense. Any failure to successfully complete acquisitions or to successfully integrate such strategic acquisitions could have a material adverse effect on the Company’s business, operating results and financial condition.

The Company may have interruptions in or lose business due to the uncertainty of the global economy, including due to the lack of available funding for the Company’s customers.

The demand for the Company’s products is significantly affected by the amount of discretionary business and consumer spending, each of which is impacted by the continued uncertainty of the global economy. The Company’s operations have been affected and could continue to be adversely affected by global economic conditions such as recession, political or social unrest, economic instability, inflation, rising interest rates, acts of war, military conflict, international hostilities or the perception that hostilities may be imminent, terrorism and changes in diplomatic and trade relationships, including any retaliatory measures, sanctions or tariffs imposed in response to any acts of war or military conflicts, public health concerns or otherwise. If these conditions adversely impact the liquidity and financial position of the Company’s customers, their demand for the Company’s products could decrease and their ability to pay in full and/or on a timely basis may also be impacted. A decline in demand for the Company’s products and/or lack of funding to fulfill payment terms could have a negative impact on the Company’s operating results and financial condition.

The Company employs information technology systems to support its business, and any material breach, interruption or failure may adversely impact the Company’s business.

The Company employs information technology systems to support its business. Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations, and compromise information belonging to the Company and its customers, suppliers and employees, exposing the Company to liability which could adversely impact the Company’s business and reputation. In the ordinary course of business, the Company relies on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores certain data, including proprietary business information, and may have access to confidential or personal information in certain of its businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite the Company’s cybersecurity measures and oversight of such matters by the Board of Directors, which are continuously reviewed and upgraded, the Company’s information technology networks and infrastructure and protected data may still be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, service providers including cloud services, natural disasters or other catastrophic events. It is possible for such vulnerabilities to remain undetected for an extended period, up to and including several years. In addition, the Company is subject to various data privacy laws in the many jurisdictions in which it operates, which are rapidly changing and require extensive compliance efforts. Any events that compromise the Company’s systems or failures to comply with applicable privacy laws could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to the Company’s reputation, which could adversely affect the Company’s business.

The Company’s stock price is subject to volatility.

The stock market in general is highly volatile. As a result, the market price of the Company’s common shares is similarly volatile and could be subject to wide fluctuations in response to a number of factors, some of which may be beyond the Company’s control. These factors include actual or anticipated fluctuations in the Company’s operating results, changes in or its ability to achieve estimates of its operating results by analysts, investors or management, analysts’ recommendations regarding its stock or its competitors’ stock, sales of substantial amounts of its common shares by shareholders, actions or announcements by the Company or its competitors, the maintenance and growth of the value of the Company’s brands, litigation, legislation or other regulatory developments affecting the Company or its industry, widespread/pandemic illness, natural disasters, cyber-attacks, terrorist acts, war or other calamities and changes in general market and economic conditions.

Legal, Tax and Regulatory Risks

The Company may be adversely impacted by laws, regulations, and litigation.

The Company is subject to various laws and regulations in the many jurisdictions in which it operates. For example, extensive environmental regulations related to air and water quality, the discharge of pollutants, climate change, the handling of toxic waste and the handling and transport of products and components classified as hazardous impact its daily operations. Various employment and labor laws and regulations govern the Company’s relationships with its employees throughout the world and affect operating costs. These laws and regulations relate to matters including employment discrimination, minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates, working conditions, immigration status, tax reporting and other wage and benefit requirements. The introduction of new laws or regulations, or changes in existing laws or regulations, including minimum wage increases, mandated benefits or other requirements that impose additional obligations on the Company, could increase the costs of doing business. It is difficult to predict what impact, if any, changes in federal policy, including environmental and tax policies will have on our industry, the economy as a whole, consumer confidence and spending. As a result, the nature, timing and impact on our business of potential changes to the current legal and regulatory frameworks are uncertain.

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

The Company relies on a combination of contractual rights and patent, trademark, copyright and trade secret laws to establish and protect its proprietary technology. Third parties may challenge, invalidate, circumvent, infringe or misappropriate the Company’s intellectual property, or such intellectual property may not be sufficient to permit the Company to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product offerings or other competitive harm. Others, including its competitors may independently develop similar technology, duplicate or design around the Company’s intellectual property, and in such cases, it could not assert its intellectual property rights against such parties. The Company may also be subject to costly litigation in the event its technology infringes upon or otherwise violates a third party’s proprietary rights. Any claim from third parties may result in a limitation on its ability to use the intellectual property subject to these claims or the requirement to pay a licensing fee or royalty. The Company may be forced to litigate to enforce or determine the scope and enforceability of its intellectual property rights, trade secrets and know-how, which is expensive, could cause a diversion of resources and may not prove successful, especially in countries where such rights are more difficult to enforce. The loss of intellectual property protection or the inability to obtain third party intellectual property could harm its business and ability to compete.

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could impact the Company’s operating results and financial condition.

The Company is subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating the provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. The Company’s effective tax rates could be affected by numerous factors, including but not limited to, intercompany transactions, the relative amount of its foreign earnings, including earnings being lower than anticipated in jurisdictions where the Company has lower statutory rates and higher than anticipated in jurisdictions where the Company has higher statutory rates, losses incurred in jurisdictions for which the Company is not able to realize the related tax benefit, changes in foreign currency exchange rates, changes in its deferred tax assets and liabilities and any related valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations. In addition, many countries are actively pursuing changes to their tax laws applicable to corporate multinationals such as the U.S. Inflation Reduction Act, which could affect our U.S. federal corporate income tax rate and the tax credits we could receive from foreign income. Additionally, due to the COVID-19 pandemic, foreign governments facilitated economic stimulus by enacting new tax legislation throughout 2022. Foreign governments will continue to contemplate future changes to tax law to assist in economic recovery. These future changes could materially affect the Company’s financial position and results of operations.

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

Item 2. Properties

The Company currently owns or leases various facilities, which together contain approximately 2.6 million square feet of manufacturing, warehouse, research and development, sales and office space worldwide. Most of the Company’s international facilities contain space for offices, research and engineering (R&E), warehousing and manufacturing with manufacturing using a majority of the space. The following table provides information regarding the Company’s principal facilities:

						Total Approximate
		Type of Facilities				Square Feet
Segment	Location	Manufacturing	Warehouse	R&E	Office	Owned	Leased
United States	United States	2	2	1	4	721,900

Americas	Brazil	2	1	1	2	167,600	46,000
	Argentina	1	1		1		26,400
	Canada	2	2	1	2	124,400
	Mexico	2	1		3	140,000	1,100

Asia-Pac	Australia	1	1	1	4	122,900	79,200
	China	1	1	1	1	132,100
	Indonesia	2	1		1	197,800
	Malaysia	1	1				18,600
	Thailand	1	3		1	80,000	49,500
	New Zealand	1	2	1	2	34,200	6,200
	Vietnam	1			1		8,700
	India				1

EMEA	Great Britain	1	1	1	1	90,400
	Austria	1			1		14,100
	Czech Republic	3	1	1	2	22,000	66,700
	South Africa	1	1	1	1	68,800
	Spain	1	1	1	1	63,300	10,800
	France		2		2		53,700
	Poland	1	1	1	1	175,000

Item 3. Legal Proceedings

Information regarding the Company’s current legal proceedings is presented in Note 4 of the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable

Item 4A. Information about our Executive Officers

Each executive officer is elected by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal.

Name	Age	Position
Robert G. Ruhlman	66	Chairman, President and Chief Executive Officer
William H. Haag	59	Vice President – Asia-Pacific Region
John M. Hofstetter	58	Executive Vice President – U.S. Operations
Andrew S. Klaus	57	Chief Financial Officer
Dennis F. McKenna	56	Chief Operating Officer
John J. Olenik	52	Vice President – Research and Engineering
Tim O'Shaughnessy	52	Vice President – Human Resources
J. Ryan Ruhlman	39	Vice President – Marketing and Business Development
Caroline S. Vaccariello	56	General Counsel and Corporate Secretary

The following sets forth the name and recent business experience for each person who is an executive officer of the Company at March 3, 2023:

Robert G. Ruhlman was elected Chairman in July 2004. Mr. Ruhlman has served as Chief Executive Officer since July 2000 and as President since 1995 (positions he continues to hold). Mr. Ruhlman is the father of J. Ryan Ruhlman, Vice-President – Marketing and Business Development and a Director of the Company, and of Maegan A. R. Cross, also a Director of the Company.

William H. Haag was elected Vice President – Asia-Pacific Region in January 2018. Prior to that, Mr. Haag served as the Company’s Vice President - International Operations since April 1999.

John M. Hofstetter was elected Executive Vice President – U.S. Operations in October 2020. Prior to that, Mr. Hofstetter served as Vice President – Sales and Global Communications Markets and Business Development since April 2012.

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

Dennis F. McKenna was elected Chief Operating Officer in January 2019. Prior to that, Mr. McKenna served as Executive Vice President – Global Business Development since January 2015 where he expanded his role to include worldwide marketing and business development strategies. Prior to that, he was elected Vice President – Marketing and Global Business Development in April 2004.

John J. Olenik was elected Vice President – Research and Engineering in January 2020. Prior to that, Mr. Olenik was the Company’s Director of Engineering since 2013 where he was promoted from his prior role as Engineering Manager of Power Product Development. Mr. Olenik has been with the Company since 1997.

Tim O’Shaughnessy was elected Vice President – Human Resources in January 2019. Prior to that, Mr. O’Shaughnessy served as the Company’s Director of Human Resources since 2017 where he was promoted from his previous role of International Human Resource Manager which he began in 2013. Mr. O’Shaughnessy previously held various roles within the Finance organization since joining the Company in 2005.

J. Ryan Ruhlman was elected to the Company’s Board of Directors in July 2015 and Vice President – Marketing and Business Development in December 2015, which expanded his role to include new acquisition and market opportunities. Prior to that, he was promoted to Director of Marketing and Business Development in January 2015 including responsibilities for Special Industries, Distribution and Transmission Markets, as well as Marketing Communications. Mr. Ruhlman is the son of Robert G. Ruhlman, the Chief Executive Officer and Chairman of the Company, and the brother of Maegan A. R. Cross, a Director of the Company.

Caroline S. Vaccariello was elected General Counsel and Corporate Secretary in January 2007.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and dividend information

The Company’s common shares are traded on NASDAQ under the trading symbol “PLPC”. The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company’s common shares as reported by the NASDAQ and (ii) the amount per share of cash dividends paid by the Company.

	Year Ended December 31,
	2022			2021
Quarter	High	Low	Dividend	High	Low	Dividend
First	65.14	55.27	$0.20	79.00	$64.29	$0.20
Second	64.99	58.40	0.20	81.30	65.45	0.20
Third	84.70	59.55	0.20	75.76	64.50	0.20
Fourth	94.34	71.80	0.20	71.47	57.15	0.20

While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company’s Board of Directors in light of the current needs of the Company. Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.

Number of common shareholders

As of March 1, 2023, the Company had approximately 4,779 shareholders of record.

Repurchase of equity securities

There were no equity compensation plans not approved by security holders during the year ended December 31, 2022. The approved transactions for the year ended December 31, 2022 are as follows.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(1)	(1)	(2)
Equity compensation plans approved by security holders	266,869	$57.75	473,110

(1)
Of these shares, 206,569 were issued in the form of restricted stock units, which have no exercise price. Accordingly, such shares were not included in the weighted average exercise price. For further detail, refer to Note 10, “Share-Based Compensation.”
(2)
The Company’s Long-Term Incentive Plan of 2008 was replaced in May 2016 by the 2016 Incentive Plan. Up to 900,000 of the 1,000,000 shares initially authorized may be issued in the form of restricted shares or units under the new plan. See Note 10 in the Notes to Consolidated Financial Statements for information relating to the Company’s 2016 Incentive Plan.

Performance Graph

Historical share price performance should not be relied upon as an indication of future share price performance. The following graph compares the cumulative total return to holders of PLP's common shares against the cumulative total return of the NASDAQ Composite Index and the Hemscott Industry Group 627 (Industrial Electrical Equipment) (the “Peer Group Index”) for the five-year period ended December 31, 2022. The comparison of the cumulative total returns for each investment assumes that $100 was invested in PLP's common shares and the respective indices on December 31, 2017 through December 31, 2022 and assumes the reinvestment of dividends.

	2017	2018	2019	2020	2021	2022
PREFORMED LINE PRODUCTS CO	100.00	77.26	87.18	100.36	96.00	124.72
NASDAQ MARKET INDEX	100.00	97.16	132.81	192.47	235.15	158.65
PEER GROUP INDEX	100.00	84.86	117.29	158.40	157.22	147.50

Purchases of Equity Securities

On July 28, 2021, the Board of Directors authorized a plan to repurchase up to an additional 191,163 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. There were 17,174 shares repurchased under this plan for the three months ended December 31, 2022. There were 169,417 shares remaining to be purchased as of December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October	—	$0.00	—	186,591
November	—	$0.00	—	186,591
December	17,174	$90.18	80,584	169,417
Total	17,174

Item 6. [Reserved]

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

OVERVIEW

Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) was incorporated in Ohio in 1947. We are an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries. Our primary products support, protect, connect, terminate, and secure cables and wires. We provide helical solutions, connectors, fiber optic and copper splice closures, solar hardware mounting applications, and electric vehicle charging station foundations. We also provide aerial drone inspection services for utility assets including transmission and distribution power lines, substations, and generation facilities. We are respected around the world for quality, dependability and market-leading customer service. Our goal is to continue to achieve profitable growth as a leader in the research, innovation, development, manufacture, and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets. We have sales and manufacturing operations in 20 different countries.

We report our segments in four geographic regions: PLP-USA (including corporate), The Americas (includes operations in North and South America, excluding PLP-USA), EMEA (Europe, Middle East & Africa) and Asia-Pacific, in accordance with accounting standards codified in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, “Segment Reporting”. Each segment distributes a full range of our primary products. Our PLP-USA segment is comprised of our U.S. operations manufacturing our traditional products primarily supporting our domestic energy, telecommunications, solar framing products and inspection services. Our other three segments, The Americas, EMEA and Asia-Pacific, support our energy, telecommunications, data communication, solar and other products in each respective geographical region.

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

MARKET OVERVIEW

Our business continues to be concentrated in the energy and communications markets. During the past several years, industry consolidation continued as distributor and service provider integrations occurred in our major markets. There has also been a historical lack of commitment by developed countries to upgrade and strengthen their electrical grids and communication networks despite the growing need. More recently, increasing commodity prices, inflation, rising interest rates, transportation costs, and foreign currency fluctuations coupled with the varying degrees of recovery from the COVID-19 pandemic throughout the global economy has led to a challenging operating environment. While these factors are likely to continue to provide inherent uncertainty going forward, the COVID-19 pandemic and other large scale environmental events have placed a renewed focus on key infrastructure priorities around the world, including bolstering grid reliability, strengthening grid resilience to climate events, upgrading aging infrastructure, enhancing communication networks and transitioning to renewable energy. Our focused portfolio is well-positioned to respond to these priorities.

Strong domestic demand in 2022 drove record net sales, in both of our core energy and communications markets. We believe that our leadership position in these and other markets and the ability to deliver reliable products quickly will position us for continued growth as transmission grids and communication networks are enhanced, upgraded and extended.

Our international business is mainly concentrated in the energy and communications markets. Historically, our international sales were primarily related to the medium voltage distribution segment of the energy market but have grown through acquisition and new product development to include a significant contribution from the transmission and telecommunications markets. We expect growth in our communications business from opportunities with low deployment of fixed line and wireless telecommunications services and those areas with low broadband penetration rates as a percentage of the total population.

We believe that we are well positioned to supply the needs of the world’s diverse energy and communication markets as a result of our focused portfolio, strategic operational footprint, including expansion from recent acquisitions and product designs and technologies.

PREFACE

The following discussion describes our results of operations for the years ended December 31, 2022, 2021 and 2020. Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends.

Overall customer demand remained strong and contributed to record net sales revenue of $637.0 million for the year ended December 31, 2022. However, we have also experienced some inflationary pressures that has impacted our profit margins. Raw material price increases, specifically for plastic resins, aluminum, petroleum and sand (grit), coupled with increased freight costs were the primary contributing inflationary pressures. For PLP-USA, our largest business segment, the impacts of inflation on raw materials and transportation costs impacted cost of sales by approximately $23.2 million for the year ended December 31, 2022. To mitigate the ongoing inflationary pressures, we implemented price increases in the U.S. and internationally. Due to the large volume in our order backlog, we expect tailwinds from these increases into 2023; however, continued cost inflation in these areas may require further price adjustments to maintain profit margin and any price increases may have a negative effect on demand.

Due to the ongoing conflict in Ukraine and overt hostilities shown by Russia in the conflict, the Company determined to wind down its Russian operations in 2022. As a result of the decision to wind-down operations, charges of $1.0 million were recorded, mainly as a result of asset impairments, one-time termination benefits and other impacts during the twelve-month period ending December 31, 2022.

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. PLP’s foreign currency exchange losses were primarily related to translating into U.S. dollars its foreign currency denominated loans, trade receivables and royalty receivables from its foreign subsidiaries at the December 2022 year-end exchange rates. The fluctuations of foreign currencies during the year ended December 31, 2022 had an unfavorable impact on net sales of $24.2 million and a favorable impact of $9.3 million during the year ended December 31, 2021. The effect of currency translation had a favorable impact on net income in the year ended December 31, 2022 of $0.3 million and a favorable impact of $0.4 million in the year ended December 31, 2021. On a reportable segment basis, the impact of foreign currency translation on net sales and net income for the years ended December 31, 2022 and 2021, respectively, was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income (Loss)
(Thousands of dollars)	2022	2021	2022	2021
The Americas	$(2,306)	$(893)	$330	$59
EMEA	(15,189)	5,295	(686)	335
Asia-Pacific	(6,662)	4,864	686	20
Total	$(24,157)	$9,266	$330	$414

Loss on foreign currency translation on operating income for the years ended December 31, 2022 and 2021 was $0.5 million and $0.7 million, respectively. There were transaction losses of $0.3 million that were combined with losses on forward currency contracts of $0.1 million for the year ended December 31, 2022 and $0.3 million of transaction losses combined with losses on forward currency contracts of $0.7 million for the year ended December 31, 2021 as summarized in the following table:

	Foreign Currency Translation Impact
	Year Ended December 31,
(Thousands of dollars)	2022	2021
Operating income	$69,361	$47,549
Translation loss	532	733
Transaction loss	305	308
Net loss on forward currency contracts	98	690
Operating income excluding currency impact	$70,296	$49,280

Despite the challenges noted in our operating environment, we believe our business portfolio and our financial position are sound and strategically well-positioned. We remain focused on assessing our global market opportunities and overall manufacturing capacity in conjunction with the requirements of local manufacturing in the markets that we serve. The growth in PLP-USA net sales required additional investment within our PLP-USA facilities, both in the form of operational capacity as well as increased warehouse space. These investments in our U.S. operations will allow us to further enhance the service we provide to our U.S. customers in 2023. If necessary, we will modify redundant processes and further utilize our global manufacturing network to manage costs, increase sales volume and deliver value to our customers. We have continued to invest in the business to expand into new markets for the Company, evaluate strategic mergers and acquisitions, improve efficiency, develop new products and increase our capacity. Our liquidity remains strong and we currently have a bank debt to equity percentage of 25.0%. We can borrow needed funds at a competitive interest rate under our credit facility. A consolidated increase in debt of $30.0 million as of December 31, 2022 was primarily a result of current year funding needs for capital expenditures and business acquisitions. See Note 7 "Debt and Credit Arrangements" in the Notes to Consolidated Financial Statements for more information related to our debt position.

While the ongoing COVID-19 pandemic has not had a material effect on our overall results, it has continued to create challenges in countries that have significant or changing outbreak mitigation strategies, namely, countries in our Asia-Pacific business segment, which led to project postponements and continued to impact results in this segment. This, in part, led to the $6.5 million goodwill impairment charge recorded in the period ended September 30, 2022. We are continuing to actively monitor the impact of COVID-19 on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs. While the COVID-19 pandemic has waned, we cannot predict the impact that new variants may have and the related impact on our business and results of operations. In addition, the impact of COVID-19 and new variants could potentially exacerbate other risks discussed, including inflationary impacts and supply chain disruptions, any of which could have a material adverse effect on the Company. We continue to assess all challenges related to COVID-19 and related variants and plan accordingly.

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the years ended December 31, 2022 and 2021. The Company’s past operating results are not necessarily indicative of future operating results.

	Year Ended December 31,
(Thousands of dollars)	2022		2021		Change
Net sales	$637,021	100.0%	$517,417	100.0%	$119,604
Cost of products sold	421,841	66.2	351,175	67.9	70,666
GROSS PROFIT	215,180	33.8	166,242	32.1	48,938
Costs and expenses	145,819	22.9	118,693	22.9	27,126
OPERATING INCOME	69,361	10.9	47,549	9.2	21,812
Other income, net	4,343	0.7	1,347	0.3	2,996
INCOME BEFORE INCOME TAXES	73,704	11.6	48,896	9.5	24,808
Income taxes	19,305	3.0	13,175	2.5	6,130
NET INCOME	54,399	8.5	35,721	6.9	18,678
Net (income) loss attributable to noncontrolling interests	(4)	(0.0)	8	0.0	(12)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$54,395	8.5%	$35,729	6.9%	$18,666

2022 RESULTS OF OPERATIONS COMPARED TO 2021

Net sales. In 2022, net sales were 637.0 million, an increase of $119.6 million, or 23%, compared to 2021. Excluding the effect of currency translation, net sales increased 28% as summarized in the following table:

	Year Ended December 31,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2022	2021	Change	Translation	Translation	Change
Net sales
PLP-USA	$340,288	$257,602	$82,686	$—	$82,686	32.1%
The Americas	85,200	70,732	14,468	(2,306)	16,774	23.7
EMEA	122,657	95,922	26,735	(15,189)	41,924	43.7
Asia-Pacific	88,876	93,161	(4,285)	(6,662)	2,377	2.6
Consolidated	$637,021	$517,417	$119,604	$(24,157)	$143,761	27.8%

The increase in PLP-USA net sales of $82.7 million, or 32%, was primarily due to a volume increase in energy product and communication sales, combined with the tailwinds from previous price increases. International net sales for the year ended December 31, 2022 were unfavorably affected by $24.2 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $85.2 million increased $16.8 million, or 24%, primarily due to contributions from the 2022 Maxxweld and Delta acquisitions. EMEA net sales of $122.7 million increased $41.9 million, or 44%, primarily due to volume increases in communication product sales in the region. Asia-Pacific net sales of $88.9 million increased $2.4 million, or 3%, compared to 2021. Asia-Pacific volume was generally flat due to the continued effects of changing COVID-19 mitigation strategies, primarily in China, as well as China’s continued buy local policies.

Gross Profit. Gross profit of $215.2 million for 2022 increased $48.9 million, or 29%, compared to 2021. Excluding the effect of currency translation, gross profit increased $54.6 million, or 33%, as summarized in the following table:

	Year Ended December 31,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2022	2021	Change	Translation	Translation	Change
Gross profit
PLP-USA	$129,169	$87,740	$41,429	$—	$41,429	47.2%
The Americas	31,451	23,312	8,139	(419)	8,558	36.7
EMEA	29,405	30,839	(1,434)	(3,450)	2,016	6.5
Asia-Pacific	25,155	24,351	804	(1,801)	2,605	10.7
Consolidated	$215,180	$166,242	$48,938	$(5,670)	$54,608	32.8%

PLP-USA gross profit of $129.2 million increased by $41.4 million, or 47%, compared to 2021, primarily due to increased sales volume of $82.7 million within communications and energy markets and operational efficiencies, which were partially offset by the negative impact of inflationary pressures impacting raw materials and transportation costs. International gross profit for the year ended December 31, 2022 was unfavorably impacted by $5.7 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increased $8.6 million, or 37%, which was primarily the result of the year-over-year increase in net sales volume of $16.8 million, generally as a result of the 2022 acquisitions in the region. EMEA gross profit remained relatively flat, increasing by $2.0 million or 7% year-over-year, primarily due to increased sales volume of $41.9 million, partially offset by higher operating costs and the impacts from the exit of our Russia operations. Asia-Pacific’s gross profit increased $2.6 million, or 11% when compared to the year ended December 31, 2021, primarily due to cost containment measures.

Costs and expenses. Costs and expenses of $145.8 million for the year ended December 31, 2022 increased $27.1 million, or 23%, when compared to 2021. Excluding the effect of currency translation, costs and expenses increased $33.3 million, or 28%, as summarized in the following table:

	Year Ended December 31,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2022	2021	Change	Translation	Translation	Change
Costs and expenses
PLP-USA	$73,941	$55,111	$18,830	$—	$18,830	34.2%
The Americas	16,816	13,807	3,009	(682)	3,691	26.7
EMEA	25,884	25,505	379	(3,044)	3,423	13.4
Asia-Pacific	29,178	24,270	4,908	(2,477)	7,385	30.4
Consolidated	$145,819	$118,693	$27,126	$(6,203)	$33,329	28.1%

PLP-USA costs and expenses of $73.9 million increased $18.8 million, or 34% year-over-year. PLP-USA’s increase was primarily attributable to increased sales and personnel-related expenses as well as professional services costs. PLP’s costs and expenses for the year ended December 31, 2022 were favorably impacted by $6.2 million when local currencies were translated to U.S. dollars. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses of $16.8 million increased $3.7 million primarily due to personnel-related expenses, purchase price accounting charges, and sales-related expenses. EMEA costs and expenses of $25.9 million increased by $3.4 million primarily due sales-related expenses, offset by decreases in personnel costs. Asia-Pacific costs and expenses of $29.2 million increased $7.4 million primarily due to the effect of a $6.5 million goodwill impairment charge.

Other income, net. Other income, net of $4.3 million for the year ended December 31, 2022 was favorable by $3.0 million when compared to Other income, net for the twelve months ended December 31, 2021 of $1.3 million. Other income, net for the year ended December 31, 2022 includes a gain of $4.4 million related to a settlement of a Company-owned life insurance policy, partially offset by an increase in interest expense.

Income taxes. Income taxes for the years ended December 31, 2022 and 2021 were $19.3 million and $13.2 million, respectively, based on pre-tax income of $73.7 million and $48.9 million, respectively. The effective tax rate for the years ended December 31, 2022 and 2021 was 26.2% and 26.9%, respectively, compared to the U.S. federal statutory rate of 21.0%. Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S. federal statutory income tax rate, and the relative amount of income earned in those jurisdictions where such earnings are permanently reinvested. It is also affected by discrete items that may occur in any given period but are not consistent from year to year. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0%:

2022

1.
A $2.1 million, or 2.9%, net increase resulting from a valuation allowance recorded in certain international jurisdictions.
2.
A $2.0 million, or 2.7%, net increase resulting from a goodwill impairment charge as discussed in Note 12 of the Notes to the Consolidated Financial Statements.
3.
A $1.8 million, or 2.4%, net decrease resulting from earnings in jurisdictions with lower tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.
4.
A $1.6 million, or 2.2%, net decrease resulting from non-taxable Company-owned life insurance policy.

2021

1.
A $2.9 million, or 6.0%, net increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.
2.
A $1.2 million, or 2.5%, net decrease resulting from foreign tax credits.
3.
A $0.8 million, or 1.7%, net decrease resulting from other tax credits such as the Research and Development Tax Credit.
4.
A $0.8 million, or 1.6%, net increase resulting from Global Intangible Low-Taxed Income.
5.
A $0.8 million, or 1.6%, net increase resulting from higher U.S. permanent items primarily related to limitations on the deductibility of executive compensation.

Net income. As a result of the preceding items, net income for the year ended December 31, 2022 was $54.4 million, compared to $35.7 million for 2021. Excluding the effect of currency translation, net income increased $18.3 million as summarized in the following table:

	Year Ended December 31,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2022	2021	Change	Translation	Translation	Change
Net income
PLP-USA	$44,657	$24,384	$20,273	$—	$20,273	83.1%
The Americas	11,420	8,351	3,069	330	2,739	32.8
EMEA	1,915	3,715	(1,800)	(686)	(1,114)	(30.0)
Asia-Pacific	(3,597)	(721)	(2,876)	686	(3,562)	494.0
Consolidated	$54,395	$35,729	$18,666	$330	$18,336	51.3%

PLP-USA’s net income of $44.7 million increased $20.3 million year-over-year, mainly due to an increase in operating income of $22.4 million, partially offset by an increase in income tax expense of $7.1 million. PLP-USA’s net income also included approximately $1.6 million related to employee retention tax credits claimed under the U.S. CARES Act for fiscal year 2020. The credits were recorded as an offset to related employee expenses in both operating, selling, general and administrative expenses. International net income for the year ended December 31, 2022 was favorably affected by approximately $0.3 million when local currencies were converted to U.S. dollars. The following discussion of net income excludes the effect of currency translation. The Americas net income of $11.4 million increased mainly as a result of an increase in operating income. EMEA net income decreased $1.1 million mainly as a result of a decrease in operating income. Asia-Pacific net income decreased $3.6 million mainly as a result of a goodwill impairment charge partially offset by cost containment measures.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In 2022, we used cash of $40.6 million for capital expenditures. At December 31, 2022, we had $37.2 million of cash, cash equivalents and restricted cash (collectively “Cash”). Our Cash is held in various locations throughout the world. At December 31, 2022, the majority of our cash is held outside the U.S.

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

Our credit facility (the "Facility") contains, among other provisions, requirements for maintaining levels of net worth and profitability. At December 31, 2022, the Company was in compliance with these covenants. Our financial position remains strong and our current ratio at December 31, 2022 and 2021 was 2.8 to 1 and 2.6 to 1, respectively. Total debt, including Notes payable to banks, at December 31, 2022 was $89.5 million. At December 31, 2022, our unused availability under the Facility was $43.3 million and our bank debt to equity percentage was 25.0%. On March 2, 2022, the Company amended the Facility to increase the capacity from $65.0 million to $90.0 million. As part of this amendment, the index used to determine the interest rate changed from LIBOR to the Bloomberg Short Term Bank Yield Index (“BSBY”). The interest rate is defined as BSBY plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the BSBY spread becomes 1.500%. The amendment also allows the Company to change its rate from BSBY to the Secured Overnight Financing Rate (“SOFR”) at the Company’s discretion. The amendment extended the maturity from June 30, 2024 to March 2, 2026. On August 31, 2022, the Company amended the Facility and elected to change its rate from BSBY to SOFR, and added its New Zealand subsidiary as a co-borrower. All other terms remain the same.

Our Asia-Pacific segment had $0.2 million in restricted cash for both years ended December 31, 2022 and 2021. The restricted cash was used to secure bank debt and is included in Cash, cash equivalents and restricted cash on the balance sheet.

We sold our corporate aircraft in December of 2020, thereby eliminating the balance due on the previous loan which was secured by the corporate aircraft. The proceeds of the sale were used to pay off the debt associated with the former aircraft. On January 19, 2021, the Company received funding for a term loan in the amount of $20.5 million to fund the purchase of a new corporate aircraft, which replaces the Company's previously-owned aircraft that was sold in December 2020. At December 31, 2022, the outstanding balance on the term loan was $16.7 million, of which $2.1 million was classified as current. See Note 7 in the Notes to Consolidated Financial Statements for more information.

We expect that our major source of funding for 2023 and beyond will be our operating cash flows, our existing cash and cash equivalents as well as our Facility agreement. Except for current earnings in certain jurisdictions, our operating income is deemed to be indefinitely reinvested in foreign jurisdictions. We currently do not intend nor foresee a need to repatriate these funds. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months and thereafter for the foreseeable future. In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions. We also believe that we can further expand our borrowing capacity, if necessary; however, we do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

Sources and Uses of Cash

Cash at December 31, 2022 increased $0.8 million when compared to December 31, 2021. Net Cash provided by operating activities was $26.2 million. The most significant net investing uses of Cash were capital expenditures of $40.6 million and acquisitions of businesses of $16.2 million, partially offset by life insurance proceeds of $6.9 million. The most significant contribution from financing activities included net debt proceeds of $29.1 million partially offset by share repurchases of $5.5 million and dividends paid of $4.1 million. Currency had an unfavorable impact of $1.1 million on Cash when translating foreign denominated financial statements to U.S. dollars.

Net Cash provided by operating activities for the years ended December 31, 2022 and 2021 was $26.2 million and $33.6 million, respectively. The $7.5 million decrease was primarily a result of an increase in cash used to fund working capital of $21.2 and miscellaneous net unfavorable movements in non-cash items of $4.9 million offset by an increase in net income of $18.7 million.

Net Cash used in investing activities of $46.8 million for the year ended December 31, 2022 represents an increase of $28.5 million when compared to Cash used in investing activities for the year ended December 31, 2021. The increased use of Cash was primarily related to an increase in capital expenditures and acquisitions of businesses.

Net Cash provided by financing activities for the year ended December 31, 2022 was $22.5 million compared to a use of cash of $23.2 million for the year ended December 31, 2021. The year-over-year change in cash was mainly due to proceeds from long-term debt.

We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and capital leases, primarily for equipment. See Note 8 in the Notes to Consolidated Financial Statements for more information.

As of December 31, 2022, the Company had total outstanding guarantees of $13.0 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of December 31, 2022, the Company had total outstanding letters of credit of $6.7 million.

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

Allowance for Credit Losses

We maintain an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. We record estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for credit losses represents approximately 3.8% and 3.0% of our trade receivables balance at December 31, 2022 and 2021, respectively.

Excess and Obsolescence Reserves

We provide excess and obsolescence reserves to state inventories at the lower of cost or estimated net realizable value. We identify inventory items that have had no usage or are in excess of the usages over the historical 12 to 24 months. A management team with representatives from marketing, manufacturing, engineering and finance reviews these inventory items, determines the disposition of the inventory and assesses the net realizable value based on their knowledge of the product and market conditions. These conditions include, among other things, future demand for product, product utility, unique customer order patterns or unique raw material purchase patterns, changes in customer and quality issues. The reserve for excess and obsolete inventory was 6.3% and 6.6% of gross inventory for the years ended December 31, 2022 and December 31, 2021, respectively. If the impact of market conditions deteriorates from those projected by management, additional inventory reserves may be necessary.

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

Pension Obligations

We record obligations and expenses related to a pension benefit plan based on actuarial valuations, which include key assumptions on discount rates, expected returns on plan assets and compensation increases. These actuarial assumptions are reviewed annually and modified as appropriate. The effect of modifications is generally recorded or amortized over future periods. The discount rate of 5.55% at December 31, 2022 reflects an analysis of yield curves as of the end of the year and the schedule of expected cash needs of the plan. The expected long-term return on plan assets of 6.50% reflects the plan’s historical returns and represents our best estimate of the likely future returns on the plan’s asset mix. We believe the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries. However, an increase in the discount rate would decrease the plan obligations and the net periodic benefit cost, while a decrease in the discount rate would increase the plan obligations and the net periodic benefit cost. In addition, an increase in the expected long-term return on plan assets would decrease the net periodic pension cost, while a decrease in expected long-term return on plan assets would increase the net periodic pension cost.

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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar. Revenue from operations in Argentina represented less than 1% of total consolidated net sales for the years ended December 31, 2022, 2021 and 2020.

As of December 31, 2022, the Company had $0.5 million in foreign currency forward exchange assets and $0.1 million in foreign currency forward exchange liabilities outstanding. The Company does not hold derivatives for trading purposes.

The Company's primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of approximately $5.9 million and on income before tax of $2.0 million.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of long-term borrowings of $71.4 million at December 31, 2022. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $0.6 million for the year ended December 31, 2022.

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

A discount rate is used to determine the present value of future payments. In general, our liability increases as the discount rate decreases and decreases as the discount rate increases. The discount rate used to determine the future benefit obligation was 5.55% and 2.92% at December 31, 2022 and 2021, respectively. The discount rate is a significant factor in determining the amounts reported. A 50 basis point change in the discount rate of 5.55% used at December 31, 2022 would have a $1.9 million effect on the Plan’s projected benefit obligation.

The Company developed the expected return on Plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns. The Company assumed an expected rate of return of 6.50% for both years ended December 31, 2022 and 2021. A 50 basis point change in the expected rate of return would have a $0.1 million effect on the Plan’s subsequent year’s net periodic pension cost.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Preformed Line Products Company

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Preformed Line Products Company (the Company) as of December 31, 2022 and 2021, the related Statements of Consolidated Income, Comprehensive Income, Cash Flows and Shareholders' Equity for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Quantitative Impairment Assessment of Goodwill
Description of the Matter

At December 31, 2022, the Company’s goodwill was $28.0 million. As discussed in Note 12 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level or more frequently if impairment indicators arise. The Company identified an interim indicator of impairment for the Asia-Pacific reporting unit and performed an interim impairment assessment as of September 30, 2022 which resulted in an impairment charge of $6.5 million.

The Company performed a quantitative impairment assessment for the Asia-Pacific reporting unit. Under the quantitative assessment, goodwill is tested for impairment utilizing a combination of the income approach, which uses a discounted cash flow methodology, and the market approach, which uses comparable company market multiples, to estimate the fair value of each reporting unit.

Auditing management’s quantitative goodwill impairment assessment for the Asia-Pacific reporting unit was complex due to the use of valuation methodologies in the determination of the

How We Addressed the Matter in Our Audit

estimated fair value of the reporting unit. The fair value estimate was impacted by assumptions such as revenue growth rates, operating margins, weighted average cost of capital (WACC), and estimated market multiples, which are affected by expectations of future market or economic conditions.

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process. This included controls over management’s review of the significant assumptions underlying the fair value determination described above.

To test the estimated fair value of the Company’s reporting unit, we performed audit procedures that included, among others, assessing the methodologies used, testing the significant assumptions described above, and testing the underlying data used by the Company in its analysis. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We also utilized our internal valuation specialists to review the methodology, and certain assumptions such as the WACC and market multiples.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Cleveland, Ohio

March 3, 2023

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(Thousands of dollars, except share and per share data)
ASSETS
Cash, cash equivalents and restricted cash	$37,239	$36,406
Accounts receivable, less allowances of $5,600 ($3,744 in 2021)	125,261	98,203
Inventories, net	147,458	114,507
Prepaid expenses	13,283	19,778
Other current assets	4,929	3,217
TOTAL CURRENT ASSETS	328,170	272,111
Property, plant and equipment, net	175,011	149,774
Operating lease, right-of-use assets	10,752	12,400
Goodwill	28,004	28,194
Other intangible assets, net	14,082	12,039
Deferred income taxes	5,320	3,839
Pension asset	619	—
Other assets	6,521	10,661
TOTAL ASSETS	$568,479	$489,018
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable	$46,839	$42,376
Notes payable to banks	18,098	16,423
Operating lease liabilities, current	1,606	1,986
Current portion of long-term debt	3,018	3,116
Accrued compensation	14,962	13,756
Accrued expenses and other liabilities	17,635	17,522
Accrued profit-sharing and other benefits	9,394	7,947
Dividends payable	1,318	1,301
Income taxes payable	2,465	1,108
TOTAL CURRENT LIABILITIES	115,335	105,535
Long-term debt, less current portion	68,420	40,048
Pension obligation	—	3,653
Operating lease liabilities, non-current	7,023	8,154
Deferred income taxes	4,165	2,791
Other noncurrent liabilities	14,912	12,737
SHAREHOLDERS' EQUITY
Common shares – $2 par value per share, 15,000,000 shares authorized, 4,917,020 and 4,907,143 issued and outstanding, at December 31, 2022 and December 31, 2021, respectively	13,351	13,185
Common shares issued to rabbi trust, 245,386 and 243,138 shares at December 31, 2022 and December 31, 2021, respectively	(10,261)	(10,102)
Deferred compensation liability	10,261	10,102
Paid-in capital	53,646	47,814
Retained earnings	460,930	410,673
Treasury shares, at cost, 1,758,901 and 1,685,387 shares at December 31, 2022 and December 31, 2021, respectively	(99,303)	(93,836)
Accumulated other comprehensive loss	(69,987)	(61,719)
TOTAL PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS' EQUITY	358,637	316,117
Noncontrolling interest	(13)	(17)
TOTAL SHAREHOLDERS' EQUITY	358,624	316,100
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$568,479	$489,018

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Net sales	$637,021	$517,417	$466,449
Cost of products sold	421,841	351,175	312,436
GROSS PROFIT	215,180	166,242	154,013
Costs and expenses
Selling	45,712	40,539	35,637
General and administrative	70,317	55,257	56,335
Research and engineering	19,661	19,188	17,625
Goodwill impairment	6,529	—	—
Other operating expense, net	3,600	3,709	4,209
	145,819	118,693	113,806
OPERATING INCOME	69,361	47,549	40,207
Other income (expense)
Interest income	631	169	259
Interest expense	(3,214)	(2,023)	(2,396)
Other income, net	6,926	3,201	2,501
	4,343	1,347	364
INCOME BEFORE INCOME TAXES	73,704	48,896	40,571
Income tax expense	19,305	13,175	10,810
NET INCOME	$54,399	$35,721	$29,761
Net (income) loss attributable to noncontrolling interests	(4)	8	42
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$54,395	$35,729	$29,803
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,931	4,907	4,923
Diluted	4,999	4,970	4,984
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$11.03	$7.28	$6.05
Diluted	$10.88	$7.19	$5.98

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(Thousands of dollars)
Net income	$54,399	$35,721	$29,761
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(9,272)	(8,376)	3,835
Recognized net actuarial gain	340	469	363
Gain (loss) on unfunded pension obligations	664	739	(1,396)
Other comprehensive (loss) income, net of tax	(8,268)	(7,168)	2,802
Comprehensive (income) loss attributable to noncontrolling interests	(4)	8	42
Comprehensive income attributable to Preformed Line Products Company shareholders	$46,127	$28,561	$32,605

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$54,399	$35,721	$29,761
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	16,430	15,564	13,838
Provision for accounts receivable allowances	2,169	2,895	2,053
Provision for inventory reserves	2,352	3,052	2,035
Deferred income taxes	(2,656)	6,544	(3,380)
Share-based compensation expense	4,596	4,163	4,089
Goodwill impairment	6,529	—	—
Gain from company owned life insurance policy	(4,364)	—	—
Loss on exit of business	1,025	—	—
(Gain) loss on sale of property and equipment	(775)	(184)	1,108
Other, net	92	656	6
Changes in operating assets and liabilities:
Accounts receivable	(28,049)	(11,576)	(10,539)
Inventories	(36,979)	(24,154)	80
Prepaid expenses	5,051	(2,974)	(8,786)
Trade accounts payable and accrued liabilities	6,707	11,558	6,952
Accrued income and other taxes	2,005	(4,332)	3,470
Contributions to company pension plan	(2,132)	—	(330)
Other, net	(247)	(3,335)	1,285
NET CASH PROVIDED BY OPERATING ACTIVITIES	26,153	33,598	41,642
INVESTING ACTIVITIES
Capital expenditures	(40,598)	(18,384)	(24,569)
Proceeds from the sale of property and equipment	3,169	141	10,525
Proceeds from company owned life insurance policy	6,909	—	—
Acquisition of businesses, net of cash	(16,235)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(46,755)	(18,243)	(14,044)
FINANCING ACTIVITIES
Increase in notes payable to banks	2,214	376	9,465
Proceeds from long-term debt	185,016	98,919	90,847
Payments of long-term debt	(155,929)	(113,537)	(110,083)
Dividends paid	(4,099)	(4,128)	(4,184)
Proceeds from issuance of common shares	808	409	252
Purchase of common shares for treasury	(158)	(177)	(5,836)
Purchase of common shares for treasury from related parties	(5,309)	(5,092)	(3,626)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	22,543	(23,230)	(23,165)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1,108)	(894)	1,479
Net increase (decrease) in cash, cash equivalents and restricted cash	833	(8,769)	5,912
Cash, cash equivalents and restricted cash at beginning of year	36,406	45,175	39,263
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR(1)	$37,239	$36,406	$45,175

(1) Non-cash investing and financing activities: The Company purchased a new corporate aircraft during the year ended December 31, 2021 with a term loan in the principal amount of $20.5 million. For further information regarding this transaction, refer to Note 7 of the Notes to the Consolidated Financial Statements.

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)

Balance at January 1, 2020	$12,848	$(10,981)	$10,981	$38,854	$353,292	$(79,106)	$(51,682)	$(5,671)	$268,535	$33	$268,568
Net income					29,803				29,803	(42)	29,761
Foreign currency translation adjustment							3,835		3,835		3,835
Recognized net actuarial gain, net of tax provision of $112								363	363		363
Loss on unfunded pension obligations, net of tax benefit of $433								(1,396)	(1,396)		(1,396)
Total comprehensive income									32,605	(42)	32,563
Share-based compensation				4,089	(148)				3,941		3,941
Purchase of 120,848 common shares						(9,462)			(9,462)		(9,462)
Issuance of 88,377 common shares	180			191					371		371
Common shares distributed from rabbi trust of 19,396, net		41	(41)						—		—
Cash dividends declared - $0.80 per share					(3,912)				(3,912)		(3,912)
Balance at December 31, 2020	$13,028	$(10,940)	$10,940	$43,134	$379,035	$(88,568)	$(47,847)	$(6,704)	$292,078	$(9)	$292,069
Net income					35,729				35,729	(8)	35,721
Foreign currency translation adjustment							(8,376)		(8,376)		(8,376)
Recognized net actuarial gain, net of tax provision of $145								469	469		469
Loss on unfunded pension obligations, net of tax benefit of $229								739	739		739
Total comprehensive income									28,561	(8)	28,553
Share-based compensation				4,163	(166)				3,997		3,997
Purchase of 73,460 common shares						(5,268)			(5,268)		(5,268)
Issuance of 78,730 common shares	157			517					674		674
Common shares distributed from rabbi trust of 22,370, net		838	(838)						—		—
Cash dividends declared - $0.80 per share					(3,925)				(3,925)		(3,925)
Balance at December 31, 2021	$13,185	$(10,102)	$10,102	$47,814	$410,673	$(93,836)	$(56,223)	$(5,496)	$316,117	$(17)	$316,100
Net income					54,395				54,395	4	54,399
Foreign currency translation adjustment							(9,272)		(9,272)		(9,272)
Recognized net actuarial gain, net of tax provision of $105								340	340		340
Gain on unfunded pension obligations, net of tax benefit of $206								664	664		664
Total comprehensive income									46,127	4	46,131
Share-based compensation				4,596	(193)				4,403		4,403
Purchase of 73,514 common shares						(5,467)			(5,467)		(5,467)
Issuance of 83,391 common shares	166			1,236					1,402		1,402
Common shares contributed to rabbi trust of 2,248, net		(159)	159						—		—
Cash dividends declared - $0.80 per share					(3,945)				(3,945)		(3,945)
Balance at December 31, 2022	$13,351	$(10,261)	$10,261	$53,646	$460,930	$(99,303)	$(65,495)	$(4,492)	$358,637	$(13)	$358,624

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands of dollars, except share and per share data, unless specifically noted)

Note 1 – Significant Accounting Policies

Nature of Operations

Preformed Line Products Company and subsidiaries (the “Company”) is a designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, data communication and other similar industries. The Company’s primary products support, protect, connect, terminate and secure cables and wires. The Company provides helical solutions, connectors, fiber optic and copper splice closures, solar framing applications, and electric vehicle charging station foundations. The Company’s customers include public and private energy utilities and communication companies, cable operators, governmental agencies, contractors and subcontractors, distributors and value-added resellers. The Company serves its worldwide markets through strategically located domestic and international manufacturing facilities.

Principles of Consolidation and Noncontrolling Interests

The accompanying consolidated financial statements, including the accounts of the Company and its wholly-owned subsidiaries for which it has a controlling interest, were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances are eliminated in consolidation. Noncontrolling interests are presented in the Company’s Consolidated Financial Statements as if parent company investors (controlling interests) and other minority investors (noncontrolling interests) in partially owned subsidiaries have similar economic interests in a single entity. As a result, investments in noncontrolling interests are reported as equity in our Consolidated Financial Statements. Additionally, the Company’s Consolidated Financial Statements include 100% of a controlled subsidiary’s earnings, rather than only our share. Transactions between the parent company and noncontrolling interests are reported in equity as transactions between stockholders, provided that these transactions do not create a change in control.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash (“Cash”) are stated at fair value and consist of highly liquid investments with original maturities of three months or less at the time of acquisition. Restricted cash, which is not material, is included in Cash, cash equivalents and restricted cash on the Company’s Consolidated Balance Sheets.

Accounts Receivable Allowances

The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make required payments. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Board ("ASC") 326 “Financial Instruments – Credit Losses", the Company uses a current expected credit loss model in order to immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments, mainly trade receivables. Additionally, the allowance is based upon identified delinquent accounts, customer payment patterns and other analyses of historical data trends. The Company also maintains an allowance for future sales credits related to sales recorded during the year. The estimated allowance is based on historical sales credits issued in the subsequent year related to the prior year and any significant, preapproved open return good authorizations as of the balance sheet date.

Inventories

The Company uses the last-in, first-out (“LIFO”) method of determining cost for the majority of its material portion of inventories in PLP-USA. All other inventories are determined by the first-in, first-out (“FIFO”) or average cost methods. Inventories are carried at lower of cost or net realizable value. Reserves are maintained for estimated obsolescence or excess inventory based on past usage and future demand.

Fair Value of Financial Instruments

FASB ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of the fair value of financial instruments. The estimated fair value of financial instruments was principally based on market prices where such prices were available, and when unavailable, fair values were estimated based on market prices of similar instruments.

Property, Plant and Equipment and Depreciation

Property, plant, and equipment is recorded at cost less accumulated depreciation or amortization. Property under finance lease agreements is carried at the present value of lease payments over the lease term less accumulated amortization. Depreciation is based on the estimated service lives of depreciable assets and is calculated using the straight-line method. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. The estimated useful lives for assets purchased new are: land improvements, ten years; buildings, forty years; building improvements, five to forty years; machinery and equipment, three to ten years; and aircraft, fifteen years. Appropriate reductions in estimated useful lives are made for property, plant and equipment purchased in connection with an acquisition of a business or in a used condition when purchased.

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying value of the assets are impaired and the undiscounted future cash flows estimated to be generated by such assets are less than the carrying value. The Company’s cash flows are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is then reduced to fair value. The estimate of fair value represents the Company’s best estimate based on industry trends and reference to market rates and transactions. The Company did not record any impairment to long-lived assets during the years ended December 31, 2022 other than in the divestiture of the Russian operations, which is disclosed in Note 18. The Company did not record any impairment to long-lived assets in 2021.

Goodwill and Other Intangibles

In accordance with ASC 805, “Business Combinations,” the Company uses the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed are recognized as goodwill.

Goodwill and other intangible assets are generally recorded as a result of a business acquisition. Goodwill represents the excess of purchase price over the fair value of the tangible and identifiable net assets acquired during a business combination and is not subject to amortization but is subject to annual impairment testing. Goodwill is reviewed for impairment annually on October 1 or more frequently when changes in circumstances indicate the carrying amount may be impaired. Such events or changes may include, but are not limited to, a significant deterioration in overall economic conditions, changes in the business climate of the Company's industry, overall performance indicators, a decline in the Company's market capitalization, business reorganization or restructuring or disposal of all or part of a reporting unit.

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

Intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, technology, customer backlogs, trademarks and land use rights, are generally amortized over periods from two years to sixty-eight years. The Company has no indefinite lived intangible assets other than goodwill. The Company’s intangible assets with finite lives are generally amortized over the period in which the economic benefits of the intangibles are consumed, using either a projected cash flow basis method or the straight-line method. The straight-line method is used in circumstances in which it better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise expire compared to using a projected cash flow basis method. An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis and when events and circumstances warrant an evaluation. The Company assesses intangible assets with a determinable life for impairment when the carrying amount may not be recoverable, consistent with its policy for assessing other long-lived assets. Impairment charges recorded for intangible assets with finite lives was zero and $0.3 million in 2022 and 2021, respectively.

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

As a result of an interim impairment assessment performed as of September 30, 2022, the Company recognized a non-cash impairment charge of $6.5 million related to the Company’s Asia-Pacific reporting unit, as disclosed in Note 12. No other goodwill impairment was recorded for the years ended December 31, 2022 or 2021.

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

Research and Development

Research and development costs for new products are expensed as incurred and totaled $4.5 million in 2022, $3.3 million in 2021 and $2.8 million in 2020.

Income Taxes

Income taxes are computed in accordance with the provisions of FASB ASC 740, “Income taxes” and includes U.S. (federal and state) and foreign income taxes. In the Consolidated Financial Statements, the benefits of a consolidated return have been reflected where such returns have or could be filed based on the entities and jurisdictions included in the financial statements.

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax basis of particular assets and liabilities and operating loss carryforwards using tax rates in effect for the years in which the differences are expected to reverse.

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

Advertising

Advertising costs are expensed as incurred and totaled $2.7 million in 2022, $1.5 million in 2021 and $0.3 million in 2020.

Foreign Currency Translation

Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the Consolidated Balance Sheet. The translation adjustments are recorded in Accumulated other comprehensive income (loss). Revenues and expenses are translated at weighted average exchange rates in effect during the period. Transaction gains and losses arising from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income and expensed as incurred. Aggregate transaction losses, including hedge activity, was $0.4 million for the year ended December 31, 2022 and $1.0 million for both years ended December 31, 2021 and 2020. Upon sale or substantially complete liquidation of an investment in a foreign entity, the cumulative translation adjustment for that entity is reclassified from Accumulated other comprehensive loss to earnings.

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar. The impact to the Company’s consolidated financial statements for accounting of the Argentina subsidiary under highly inflationary economy rules is not material. Revenue from operations in Argentina was less than 1% of total consolidated net sales for the years ended December 31, 2022, 2021 and 2020.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company's consolidated financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from these estimates.

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

The Company uses a discounted cash flow model to measure the fair value of intangible assets. The significant assumptions used to estimate the fair value of the intangible assets include discount rates and certain assumptions that form the basis of future cash flows (such as revenue growth rates, attrition rates, and royalty rates). These assumptions relate to the future performance of the acquired businesses, are forward-looking and could be affected by future economic and market conditions.

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

Derivative Financial Instruments

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions. These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other operating expense, net” on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. The Company records the contracts at fair value in the Consolidated Balance Sheets. The Company does not hold derivatives for trading purposes.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates ("ASU"). In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers.” This ASU requires an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The ASU is effective for fiscal years and interim periods beginning after December 15, 2022, with early adoption permitted. The adoption of this new standard is not expected to have a material impact on the consolidated financial statements and related disclosures.
Note 2 – Inventories, Net

Inventories, net

	December 31,
	2022	2021
Raw materials	$104,872	$76,636
Work-in-process	14,450	10,117
Finished products	41,295	37,216
Inventories, gross	160,617	123,969
Excess of current cost over LIFO cost	(13,159)	(9,462)
Inventories, net	$147,458	$114,507

Costs for inventories of certain material, mainly in the U.S., are determined using the LIFO method and totaled approximately $68.3 million and $44.0 million at December 31, 2022 and 2021, respectively. The Company’s reserves for slow-moving and obsolete inventory at December 31, 2022 and 2021 were $10.8 million and $10.6 million, respectively.

Note 3 – Property and Equipment, Net

Major classes of property, plant and equipment are as follows:

	December 31,
	2022	2021
Land and improvements	$19,609	$21,039
Buildings and improvements	102,245	99,403
Machinery, equipment and aircraft	218,549	204,945
Construction in progress	31,076	10,605
Property, plant and equipment, gross	371,479	335,992
Less accumulated depreciation	(196,468)	(186,218)
Property, plant and equipment, net	$175,011	$149,774

Depreciation of property and equipment was $14.3 million in 2022, $13.6 million in 2021 and $12.2 million in 2020. Machinery, equipment and aircraft includes $0.5 million and $0.6 million of financing leases at December 31, 2022 and 2021, respectively.

Note 4 – Contingent Liabilities

The Company can be party to a variety of pending legal proceedings and claims arising in the normal course of business, including, but not limited to, litigation relating to employment, workers’ compensation, product liability, environmental and intellectual property. The Company has liability insurance to cover many of these claims.

Although the outcomes of these matters are not predictable with certainty, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the event the Company determines that a loss is not probable, but is reasonably possible, and the likelihood to develop what the Company believes to be a reasonable range of potential loss exists, the Company will include disclosure related to such matters. To the extent that there is a reasonable possibility the losses could exceed amounts already accrued, the Company will adjust the accrual in the period in which the determination is made, disclose an estimate of the additional loss or range of loss and if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. For the years ended December 31, 2022 and 2021, the Company maintained a reserve of approximately $1.8 million and $2.3 million, respectively, representing its best estimate for losses to be incurred on global legal matters.

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

Note 5 – Pension Plans

The Company maintains a noncontributory defined benefit pension plan ("Plan") covering eligible U.S. employees and a defined contribution plan to provide retirement benefits for employees as well as other international defined benefit plans. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 ("ERISA"), local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. The Company also established arrangements for certain key employees, which provide for supplemental retirement benefits. The Company's plans are funded except for a U.S. non-qualified plan for certain key employees and certain foreign plans.

Within the U.S., hourly employees of the Company who meet specific requirements as to age and length and date of service are covered by a defined benefit pension plan. On December 12, 2012, the Company approved a freeze on further benefit accruals under the Plan and notified the participants of the freeze on December 19, 2012. Beginning February 1, 2013, participants ceased earning additional benefits under the Plan and no new participants entered the Plan. The Company uses a December 31 measurement date for its Plan.

A summary of the Plan follows for the year ended December 31:

	2022	2021	2020
Service cost	$—	$—	$—
Interest cost	1,185	1,138	1,301
Expected return on plan assets	(2,455)	(2,343)	(2,251)
Recognized net actuarial loss	445	614	475
Net periodic pension income	$(825)	$(591)	$(475)

Components of net pension benefit, other than service cost, are included in other income, net in the Consolidated Statement of Income.

The following tables set forth the changes in benefit obligations, the change in plan assets, the funded status, and amounts recognized in the consolidated financial statements for the Plan at December 31:

	2022	2021
Projected benefit obligation at beginning of the year	$41,410	$42,582
Interest cost	1,185	1,138
Actuarial gain	(12,185)	(958)
Benefits paid	(1,397)	(1,352)
Projected benefit obligation at end of year	$29,013	$41,410

Fair value of plan assets at beginning of the year	$37,757	$36,756
Actual return on plan assets	(8,859)	2,353
Employer contributions	2,132	—
Benefits paid	(1,398)	(1,352)
Fair value of plan assets at end of the year	$29,632	$37,757

Pension (asset) obligation	$(619)	$3,653

The actuarial gain in 2022 was primarily the result of an increase in the Plan discount rate from 2.92% in 2021 to 5.55% in 2022.

In 2022, in accordance with ASC 715-20, the Company recognized the over-funded status of the Plan as a non-current asset. The amount recognized in Accumulated other comprehensive loss related to the Plan at December 31 is comprised of the following:

	2022	2021
Balance at January 1	$(5,496)	$(6,704)

Reclassification adjustments:
Pre-tax amortized net actuarial loss	445	614
Tax provision	(105)	(145)
	340	469

Adjustment to recognize gain on pension asset:
Pre-tax gain	870	968
Tax provision	(206)	(229)
	664	739

Balance at December 31	$(4,492)	$(5,496)

The 2022 pre-tax unfunded pension gain of $12.2 million included a gain of $12.0 million due to a 2.63% increase in the discount rate to 5.55%, and a loss of $0.2 million due to demographic changes. There were no changes in the mortality rate used this year, and as a result, no mortality gain or loss whereas there was a loss of $0.3 million in the prior year. Negative asset performance was below the expected 6.50% rate of return assumption and resulted in an asset loss of $11.3 million. There is no prior service cost to be amortized in the future.

The Plan had assets in excess of accumulated benefit obligations as follows:

	2022	2021
Accumulated benefit obligation	$29,013	$41,410
Fair market value of assets	29,632	37,757

Weighted-average assumptions used to determine benefit obligations at December 31:	2022	2021
Discount rate	5.55%	2.92%
Rate of compensation increase	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost at December 31:	2022	2021	2020
Discount rate	2.92%	2.69%	3.50%
Rate of compensation increase	n/a	n/a	n/a
Expected long-term return on plan assets	6.50%	6.50%	7.00%

The net periodic pension cost for 2022 was based on a long-term asset rate-of-return of 6.50%. This rate is based upon management’s estimate of future long-term rates of return on similar assets and is consistent with historical returns on such assets.

At December 31, 2022 and 2021, the Plan’s pooled investment funds were measured at fair value using the net asset value ("NAV"). The NAV is based on the value of the assets owned by the plan, less liabilities. These pooled assets are not quoted on an active exchange. The fair value of the Plan assets at December 31, 2022 and 2021 was $29.6 million and $37.8 million, respectively.

The Plan weighted-average asset allocations at December 31, 2022 and 2021, by asset category, are as follows:

	Plan assets
	at December 31
Asset category	2022	2021
Equity securities	37%	49%
Debt securities	63	51
	100%	100%

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

	Range	Target
Equities	30-50%	40%
Fixed Income	50-70%	60%
Cash Equivalents	0-10%	0%

Investment in these markets is projected to provide performance consistent with expected long-term returns with appropriate diversification.

The Company's policy is to fund amounts deductible for federal income tax purposes. The Company is currently evaluating the option to contribute to the Plan in 2023.

The benefits expected to be paid out of the Plan assets in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years are as follows:

Year	Pension Benefits
2023	$1,470
2024	1,548
2025	1,617
2026	1,672
2027	1,780
2028-2032	9,885

Other Benefit Plans

The Company also provides retirement benefits through various defined contribution plans including PLP-USA’s Profit Sharing Plan. Expense for these defined contribution plans was $6.3 million in 2022, $5.8 million in 2021 and $5.9 million in 2020.

The Company also provides retirement benefits through the Supplemental Profit Sharing Plan. To the extent an employee’s award under PLP-USA’s Profit Sharing Plan exceeds the maximum allowable contribution permitted under existing tax laws, the excess is accrued for (but not funded) under a non-qualified Supplemental Profit Sharing Plan. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The benefit (expense) for the Supplemental Profit Sharing Plan for the year ended December 31, 2022, 2021 and 2020 was $1.3 million, ($0.9) million and $1.1 million, respectively. The Supplemental Profit Sharing Plan unfunded status for the years ended December 31, 2022 and 2021 was $7.3 million and $8.6 million, respectively, and is included in Other noncurrent liabilities.

The Company also has established nonqualified foreign defined benefit plans, which provide post-employment benefits based on years of service. For the periods ending December 31, 2022 and 2021, the Company's benefit obligations related to these unfunded programs were $2.1 million and $3.0 million, respectively. During 2022, 2021 and 2020, the Company recorded benefit costs relating to these programs of $0.2 million, $0.3 million, and $0.1 million, respectively.

Note 6 – Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Year Ended December 31, 2022			Year Ended December 31, 2021
		Cumulative			Cumulative
	Unrecognized	Translation		Unrecognized	Translation
	Benefit Cost	Adjustment	Total	Benefit Cost	Adjustment	Total
Balance at January 1	$(5,496)	$(56,223)	$(61,719)	$(6,704)	$(47,847)	$(54,551)
Other comprehensive income before reclassifications:
Loss on foreign currency translation adjustment	—	(9,272)	(9,272)	—	(8,376)	(8,376)
Gain on unfunded pension obligations	664	—	664	739	—	739

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	340	—	340	469	—	469

Net current period other comprehensive income (loss)	1,004	(9,272)	(8,268)	1,208	(8,376)	(7,168)
Balance at December 31	$(4,492)	$(65,495)	$(69,987)	$(5,496)	$(56,223)	$(61,719)

(a)
This AOCI component is included in the computation of net periodic pension income (costs) as noted in Note 5 – Pension Plans.

Note 7 – Debt and Credit Arrangements

	December 31,
	2022	2021
Short-term debt
Notes payable to banks
Thailand Bhat denominated at 3.30%	$3,119	$1,551
Thailand Bhat denominated at 2.00%	926	1,346
Thailand Bhat denominated at 2.00%	181	635
France Euro denominated at 2.50%	5,323	5,660
Brazil Real denominated at 5.40%	236	791
Brazil Real denominated at 15.09%	2,350	1,600
Brazil Real denominated at 7.47%	—	1,575
China Yuan Renminbi denominated at 4.50%	5,665	2,000
China Yuan Renminbi denominated at 4.50%	—	1,205
Austria Euro denominated at 2.76%	—	60
Argentina Peso denominated at 37.0%	70	—
Vietnam Dong denominated at 4.50%	228	—
Current portion of long-term debt
U.S. Dollar denominated at 2.74%	2,050	2,050
Austria Euro denominated at 2.48%	21	10
Austria Euro denominated at 3.00%	—	23
Indonesia U.S. Dollar denominated at 5.53%	800	800
New Zealand Dollar denominated at 4.90%	—	212
Brazil Real denominated at 4.60%	—	21
Czech Republic Koruna denominated at 3.69%	147	—
Total short-term debt	21,116	19,539

Long-term debt
U.S. Dollar denominated at 5.525%, due 2026	35,444	3,353
U.S. Dollar denominated at 2.74%, due 2031	16,742	18,790
Brazilian Real denominated at 4.60% due 2022	—	21
Brazilian Real denominated at 8.30% due 2025	1,800	1,800
Poland Zloty denominated at 8.125% due 2026	5,636	6,105
Australian Dollar denominated at 4.06%, due 2026	1,350	2,353
Austria Euro denominated at 2.48% due 2022	—	10
Austria Euro denominated at 3.69% due 2030	226	118
Austria Euro denominated at 3.07% due 2026	1,331	1,415
Austria Euro denominated at 3.00% due 2025	—	114
Indonesia U.S. Dollar denominated at 3.50% due 2029	5,067	5,867
New Zealand Dollar denominated at 5.45% due 2026	2,853	3,218
Czech Republic Koruna denominated at 3.69% due 2031	989	—
Total long-term debt	71,438	43,164
Less current portion	(3,018)	(3,116)
Total long-term debt, less current portion	68,420	40,048
Total debt	$89,536	$59,587

On March 2, 2022, the Company amended its credit facility ("the Facility") to increase the capacity from $65.0 million to $90.0 million. As part of this amendment, the index used to determine the interest rate changed from LIBOR to the Bloomberg Short Term Bank Yield Index (“BSBY”). The interest rate is defined as BSBY plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the BSBY spread becomes 1.500%. The amendment also allows the Company to change its rate from BSBY to the Secured Overnight Financing Rate (“SOFR”) at the Company’s discretion. The amendment extended the maturity from June 30, 2024 to March 2, 2026. On August 31, 2022, the Company amended the Facility and elected to change its rate from BSBY to SOFR, and added its New Zealand subsidiary as a co borrower, all other terms remain the same. At December 31, 2022, the Company had utilized $46.7 million with $43.3 million available on the Facility, net of long-term outstanding letters of credit of $0.1 million. Our bank debt to equity percentage was 25.0%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At December 31, 2022, the Company was in compliance with these covenants.

On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million to fund the purchase of a corporate aircraft. In September 2020, the Company made a deposit of $6.8 million toward the purchase of the aircraft which was subsequently refunded in January 2021 and the full amount of the $20.5 million purchase price was drawn on the loan. The aircraft replaces the Company’s previously owned aircraft, which was sold in December 2020. The proceeds of the sale were used to pay off the debt associated with the previously-owned aircraft. The term of the new loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $16.7 million outstanding on this debt facility at December 31, 2022, $2.1 million was classified as current. The loan is secured by the aircraft.

Aggregate maturities of long-term debt during the next five years are as follows: $3.0 million for 2023 and 2024, $5.0 million for 2025, $49.6 million for 2026, $2.9 million for 2027 and $7.9 million thereafter.

Interest paid was $3.1 million in 2022, $1.6 million in 2021 and $1.9 million in 2020.

Guarantees and Letters of Credit

The Company has provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current year through the completion of such transactions. The guarantees would typically be triggered in the event of non-performance. As of December 31, 2022, the Company had total outstanding guarantees of $13.0 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of December 31, 2022, the Company had total outstanding letters of credit of $6.7 million.

Note 8 – Leases

The Company regularly enters into leases in the normal course of business. As of December 31, 2022, the leases in effect were related to land, buildings, vehicles, office equipment and other production equipment under operating leases with lease terms of up to 99 years. Some of the Company's leases include one or more renewal options, the exercise of which is generally at the Company's discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if the Company is reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for the Company’s operating and financing leases as of December 31, 2022 was 18.4 and 3.5 years, respectively.

Lease expense is recognized for these leases on a straight-line basis over the lease term with variable lease payments recognized in the period those payments are incurred. The components of operating and finance lease costs are recognized in Costs and expenses and Interest expense, respectively, on the Company’s Consolidated Statements of Income. The Company’s operating and finance lease costs for the years ended December 31 were as follows:

	Year Ended December 31,
	2022	2021	2020
Components of lease expense:
Operating lease cost	$2,538	$2,870	$2,957

Finance lease cost:
Amortization of right-of-use assets	189	388	66
Interest on lease liabilities	19	13	9
Total lease cost	$2,746	$3,271	$3,032

The discount rate implicit within each lease is often not determinable and, therefore, the Company establishes the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure the Company’s operating and finance lease liabilities as of December 31, 2022 was 4.73% and 3.92%, respectively. The weighted average discount rate used to measure the Company’s operating and finance lease liabilities as of December 31, 2021 was 4.96% and 4.21%, respectively.

Future maturities of the Company’s lease liabilities as of December 31, 2022 are as follows:

	Year Ended December 31, 2022
	Operating Leases	Finance Leases
2023	$2,013	$191
2024	1,266	146
2025	1,046	129
2026	978	67
2027 and thereafter	8,225	28
Total lease payments	13,528	561
Less amount of lease payment representing interest	4,899	35
Total present value of lease payments	$8,629	$526

Amounts recognized as finance lease obligations are reported in Accrued expense and other liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets.

The Company received sublease income of $1.1 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively. The total minimum sublease rentals under noncancelable subleases to be received through 2023 is $0.5 million.

Supplemental cash flow information related to leases for the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31,
	2022	2021	2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,528	$2,608	$2,793
Operating cash flows from finance leases	19	13	9
Financing cash flows from finance leases	256	375	118

Note 9 – Income Taxes

Income before income taxes was derived from the following sources:

	2022	2021	2020
United States	$58,887	$32,570	$22,725
Foreign	14,817	16,326	17,846
	$73,704	$48,896	$40,571

The components of income taxes for the years ended December 31 are as follows:

	2022	2021	2020
Current
Federal	$12,529	$649	$7,909
Foreign	7,346	5,065	5,093
State and local	2,086	917	1,188
	21,961	6,631	14,190
Deferred
Federal	577	7,172	(2,290)
Foreign	(3,326)	(75)	(445)
State and local	93	(553)	(645)
	(2,656)	6,544	(3,380)
Income taxes	$19,305	$13,175	$10,810

The differences between the provision for income taxes at the U.S. federal statutory rate and the tax shown in the Statements of Consolidated Income for the years ended December 31 are summarized as follows:

	2022	2021	2020
Federal tax at statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	2.2	1.5	2.3
Valuation allowance	2.9	(1.5)	(0.6)
Non-deductible Goodwill Impairment	2.7	0.0	0.0
Non-U.S. tax rate variances	(2.4)	6.0	3.3
Foreign tax credits	(2.0)	(2.5)	(3.0)
Non-deductible officers' compensation	1.4	1.6	2.9
Officer Life Insurance Proceeds	(1.2)	0.0	0.0
Global intangible low-taxed income	0.9	1.6	3.0
Uncertain tax positions	0.7	0.0	0.0
Other U.S. federal permanent items	(0.4)	0.1	0.4
Tax credits	(0.3)	(1.7)	(0.9)
Other, net	0.7	0.8	(1.8)
Effective income tax rate	26.2%	26.9%	26.6%

Income tax expense for the periods ended December 31, 2022, 2021, and 2020 was $19.3 million, $13.2 million, and $10.8 million, respectively. The decrease in the effective tax rate from 2021 to 2022 was primarily due to the mix of income earned in jurisdictions with a lower tax rate than the U.S. and a non-taxable benefit related to the proceeds from a settlement of a Company-owned life insurance policy. This was partially offset by a goodwill impairment charge as discussed in Note 12 as well as an increase in valuation allowances recorded in certain international jurisdictions in 2022.

Deferred Income Tax Assets and Liabilities

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

	2022	2021
Deferred tax assets:
Benefit plan reserves	$6,348	$7,048
Net operating loss carryforwards	2,722	2,383
Inventory valuation reserves	2,548	2,504
Other accrued expenses	2,531	2,453
Research and development capitalization	1,533	—
Foreign tax credit	1,153	543
Accrued compensation and benefits	994	1,175
Allowance for credit losses	917	663
Unrealized foreign exchange	215	213
Gross deferred tax assets	18,961	16,982
Valuation allowance	(3,080)	(1,932)
Net deferred tax assets	15,881	15,050

Deferred tax liabilities:
Depreciation and other basis differences	(10,825)	(11,023)
Intangibles	(3,263)	(2,594)
Other	(634)	(404)
Deferred tax liabilities	(14,722)	(14,021)
Net deferred tax assets	$1,159	$1,029

	2022	2021
Change in net deferred tax assets:
Ordinary movement	$2,656	$(6,544)
Deferred tax balances from business acquisitions (see Note 17)	(1,999)	—
Items of other comprehensive loss (see Note 6)	(312)	(371)
Currency translation	(7)	2
Other	(208)	—
Total change in net deferred tax assets	$130	$(6,913)

As of December 31, 2022, various international subsidiaries had gross net operating losses totaling $10.5 million, resulting in deferred tax assets of $2.7 million. Of the international net operating losses, $0.6 million can be carried forward indefinitely, while the remainder, if not utilized, will expire between 2024 and 2033. It is more likely than not that certain net operating loss carryforwards will not be realized; therefore, we have recorded a valuation allowance of $1.9 million against them. The net operating loss carryforwards are subject to various annual limitations under the tax laws of the different jurisdictions.

The Company considers earnings in our non-U.S. subsidiaries to be permanently reinvested and therefore did not record any associated deferred income taxes on such earnings. Accordingly, the Company intends to continue to invest approximately $114.7 million of such earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S.

Unrecognized Income Tax Benefits

In 2022, we recognized an increase of $0.5 million to reserves for uncertain tax positions. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits related to uncertain tax positions, excluding interest and penalties, for the year ended December 31:

	2022	2021	2020
Balance at January 1	$—	$66	$118
Additions for tax positions of prior years	482	—	—
Expiration of statutes of limitations	—	(66)	(52)
Balance at December 31	$482	$—	$66

The increase in unrecognized tax benefits was primarily related to a reversal of benefits recognized in previous tax years from foreign tax credits. Additionally, the Company records accrued interest as well as penalties related to unrecognized tax benefits as part of the provision for income taxes. The accrued interest and penalties related to the gross unrecognized tax benefits, excluded from above, was de minimis in all years presented.

Preformed Line Products Company and its subsidiaries file income tax return in the United States and various countries around the world. With few exceptions, the Company is no longer subject to United States federal examinations by tax authorities for years before 2018 and foreign, state, and local examinations by authorities for years before 2016.
Note 10 – Share-Based Compensation

Long Term Incentive Plan of 2008 and 2016 Incentive Plan

The Company maintains an equity award program to give the Company a competitive advantage in attracting, retaining, and motivating officers, employees and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. Under the Preformed Line Products Company Long Term Incentive Plan of 2008 (the “LTIP”), certain employees, officers, and directors were eligible to receive awards of options, restricted shares and restricted share units (RSUs). The total number of Company common shares reserved for awards under the LTIP was 900,000, of which 800,000 common shares were reserved for RSUs and 100,000 common shares were reserved for share options. The Preformed Line Products Company 2016 Incentive Plan (the “Incentive Plan”) was put in place upon approval by the Company’s Shareholders at the 2016 Annual Meeting of Shareholders on May 10, 2016. No further awards will be made under the LTIP and previously granted awards remain outstanding in accordance with their terms. Under the Incentive Plan, certain employees, officers, and directors will be eligible to receive awards of options, restricted shares and RSUs. The total number of Company common shares reserved for awards under the Incentive Plan is 1,000,000 of which 900,000 common shares have been reserved for restricted share awards and 100,000 common shares have been reserved for share options. As of December 31, 2022, 70,000 options and 456,890 restricted shares have been granted under the Incentive Plan. The Incentive Plan expires on May 10, 2026.

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

A summary of the RSUs for the year ended December 31, 2022 is as follows:

	Restricted Share Awards
	Performance		Total	Weighted-Average
	and Service	Service	Restricted	Grant-Date
	Required (1)	Required	Awards	Fair Value
Nonvested as of January 1, 2022	172,967	19,587	192,554	$60.34
Granted	63,457	15,755	79,212	59.15
Vested	(57,888)	(7,303)	(65,191)	55.09
Forfeited	—	—	—	—
Nonvested as of December 31, 2022	178,536	28,039	206,575	61.54

(1) Nonvested, performance-based RSU's are reflected above at the maximum performance achievement level.

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Annual compensation expense related to the time-based RSUs for the years ended December 31, 2022, 2021 and 2020 was $0.7 million, $0.5 million and $0.4 million, respectively. As of December 31, 2022, there was $0.9 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 1.7 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in pre-tax income and sales growth over a requisite performance period. Depending on the extent to which the performance criteria are satisfied under the LTIP, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the years ended December 31, 2022, 2021 and 2020 was $3.6 million, $3.4 million and $3.5 million, respectively. As of December 31, 2022, the remaining performance-based RSUs compensation expense of $3.8 million is expected to be recognized over a period of approximately 1.7 years.

The excess tax benefits from service and performance-based RSUs was $0.3 million, $0.2 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for restricted shares vested in the current period.

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

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of December 31, 2022, 245,386 shares have been deferred and are being held by the rabbi trust.

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

There were 26,500 options granted during the year ended December 31, 2022 and 3,000 and 25,500 options granted in the years ended December 31, 2021 and 2020, respectively. The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2022	2021	2020
Risk-free interest rate	3.1%	1.1%	1.8%
Dividend yield	1.3%	1.4%	1.6%
Expected life (years)	5	5	5
Expected volatility	37.1%	39.7%	42.0%

Activity in the Company’s LTIP and Incentive Plan for the year ended December 31, 2022 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	46,950	$56.84
Granted	26,500	61.24
Exercised	(13,150)	61.54
Forfeited	—	—
Outstanding (vested and expected to vest) at December 31, 2022	60,300	57.75	7.9	$1,540
Exercisable at December 31, 2022	25,925	55.84	6.2	$711

The weighted-average grant-date fair value of options granted during 2022 was $61.24. There were 13,150, 7,000, and 5,050 stock options exercised during the years ended December 31, 2022, 2021 and 2020, respectively. The total intrinsic value of stock options exercised was $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Cash received for the exercise of stock options during the year ended December 31, 2022 was $0.8 million and $0.3 million for the years ended December 31, 2022 and 2021.

The Company recorded compensation expense related to the stock options currently vested of $0.3 million, $0.2 million and $0.1 million during the years ended December 31, 2022, 2021 and 2020, respectively. The total compensation cost related to nonvested awards not yet recognized at December 31, 2022 is expected to be $0.5 million over a weighted-average period of approximately 2.4 years.

The excess tax benefits from share-based awards for each of the years ended December 31, 2022, 2021 and 2020 was less than $0.1 million. This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.

Note 11 – Computation of Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the years presented.

The calculation of basic and diluted earnings per share for the year ended December 31 was as follows:

	2022	2021	2020
Numerator
Net income	$54,395	$35,729	$29,803

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	4,931	4,907	4,923
Dilutive effect – share-based awards	68	63	61
Diluted weighted-average common shares outstanding	4,999	4,970	4,984

Earnings per common share
Basic	$11.03	$7.28	$6.05
Diluted	$10.88	$7.19	$5.98

For the year ended December 31, 2022, 2021 and 2020, 31,500, 13,000 and 37,919 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

Note 12 – Goodwill and Other Intangibles

The Company’s finite and indefinite-lived intangible assets consist of the following:

	December 31, 2022		December 31, 2021
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	1,175	(414)	1,293	(437)
Trademark	1,963	(1,576)	1,837	(1,533)
Technology	6,950	(3,189)	7,306	(2,830)
Customer relationships	18,637	(9,464)	15,046	(8,643)
	$33,531	$(19,449)	$30,288	$(18,249)
Indefinite-lived intangible assets
Goodwill	$28,004		$28,194

The aggregate amortization expense for other intangibles with finite lives, ranging from 2 to 68 years, for the years ended December 31, 2022, 2021 and 2020 was $2.2 million, $1.9 million and $1.8 million, respectively. Amortization expense is estimated to be $1.8 million for 2023, $1.7 million for 2024, $1.6 million for 2025, and $1.5 million for 2026 and 2027. The weighted-average remaining amortization period is approximately 12.0 years. The weighted-average remaining amortization period by intangible asset class; land use rights, 52.3 years; trademark, 12.4 years; technology, 8.1 years and customer relationships, 10.3 years.

Goodwill and other intangible assets are generally recorded as a result of a business acquisition. Goodwill represents the excess of purchase price over the fair value of the tangible and identifiable net assets acquired during a business combination and is not subject to amortization but is subject to annual impairment testing. Intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, technology, customer backlog, trademarks and land use rights, are generally amortized over periods from 2 to 68 years. The Company’s intangible assets with finite lives are generally amortized over the period in which the economic benefits of the intangibles are consumed, using either a projected cash flow basis method or the straight-line method. The straight-line method is used in circumstances in which it better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise expire compared to using a projected cash flow basis method. An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis and when events and circumstances warrant an evaluation. The Company assesses intangible assets with a determinable life for impairment consistent with its policy for assessing other long-lived assets. Goodwill and intangible assets are also reviewed for impairment annually in the fourth quarter or more frequently when changes in circumstances indicate the carrying amount may be impaired, or in the case of finite-lived intangible assets, when the carrying amount may not be recoverable. Such events or changes may include, but are not limited to, a significant deterioration in overall economic conditions, changes in the business climate of the Company's industry, overall performance indicators, a decline in the Company's market capitalization, business reorganization or restructuring or disposal of all or part of a reporting unit. Impairment charges are recognized pursuant to FASB ASC 350-20, “Goodwill.” The Company's goodwill is tested for impairment at a level referred to as the reporting unit.

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

For the quantitative approach, the Company uses a combination of the income approach, which uses a discounted cash flow methodology, and the market approach, which uses comparable market multiples in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. The fair value estimates are subjective and sensitive to significant assumptions, such as revenue growth rates, operating margins, the WACC, and estimated market multiples, of which are affected by expectations of future market or economic conditions. The Company believes that the methodologies, significant assumptions, and weightings used are reasonable and result in appropriate fair values of the reporting units.

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

Based on the interim impairment assessment, the Asia-Pacific reporting unit’s carrying value exceeded its fair value by more than the carrying amount of goodwill, which was caused by both a reduction in forecasted results and an increase in the weighted average cost of capital due to rising interest rates. As a result, the Company recognized a non-cash impairment charge of $6.5 million as of September 30, 2022. This charge was identified separately in the consolidated income statement and impacted income from operations. No other goodwill impairment charges have been recorded in recent periods. No other indicators of impairment were identified for the Company’s other reporting units.

Total combined goodwill for the remaining reporting units was $28.0 million as shown in the following table:

	USA	The Americas	EMEA	Asia-Pacific	Total

Balance at January 1, 2021	$3,078	$4,251	$14,449	$7,730	$29,508
Currency translation	—	(7)	(888)	(419)	(1,314)
Balance at December 31, 2021	3,078	4,244	13,561	7,311	28,194
Acquisitions	—	5,068	2,455	—	7,523
Impairments	—	—	—	(6,529)	(6,529)
Currency translation	—	285	(687)	(782)	(1,184)
Balance at December 31, 2022	$3,078	$9,597	$15,329	$—	$28,004

The 2022 additions to goodwill relate to the anticipated synergies of acquiring Maxxweld Conectores Eletricos Ltda. and Holplast, s.r.o., while the reduction in goodwill in Asia-Pacific is due to the impairment discussed above. See Note 17 for additional information about acquisitions of businesses.

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

Note 13 – Fair Value of Financial Assets and Liabilities

The Company measures and records certain assets and liabilities at fair value. A fair value hierarchy is used for those assets and liabilities measured at fair value that distinguishes between assumptions based on market data (observable inputs), and the Company’s assumptions (unobservable inputs). The hierarchy consists of the following three levels:

Level 1 Inputs – Quoted market prices in active markets for identical assets or liabilities.

Level 2 Inputs – Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 Inputs – Unobservable inputs that are not corroborated by market data.

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the consolidated balance sheets as of December 31, 2022 and 2021:

Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$548	$—	$548	$—
Total Assets	$548	$—	$548	$—

Liabilities:
Foreign currency forward contracts	$81	$—	$81	$—
Supplemental profit sharing plan	7,299	—	7,299	—
Total Liabilities	$7,380	$—	$7,380	$—

Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$534	$—	$534	$—
Total Assets	$534	$—	$534	$—

Liabilities:
Supplemental profit sharing plan	$8,633	$—	$8,633	$—
Total Liabilities	$8,633	$—	$8,633	$—

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions. These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other operating expense - net” on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the twelve months ended December 31, 2022 and 2021, the Company recognized net losses of $0.1 million and $0.7 million, respectively, on foreign currency forward contracts. The gains and losses on foreign currency forward contracts are recorded in Other operating expense, net on the Company’s Statement of Consolidated Income.

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives. The liability for this unfunded Supplemental Profit Sharing Plan was $7.3 million at December 31, 2022 and $8.6 million at December 31, 2021. These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

The carrying value of the Company’s current financial instruments, which include cash, cash equivalents and restricted cash, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments.

At December 31, 2022, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	December 31, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$68,054	$71,438	$46,577	$43,164

Note 14 – Revenue

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

Sales of products and services varies by segment and are discussed in Note 15, "Segment Information".

Disaggregated revenue

The Company’s revenues by segment and product type are as follows:

	Year Ended December 31, 2022
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	53%	70%	62%	73%	59%
Communications	43%	28%	28%	2%	33%
Special Industries	4%	2%	10%	25%	8%
Total	100%	100%	100%	100%	100%

	Year Ended December 31, 2021
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	57%	68%	55%	71%	61%
Communications	37%	29%	39%	3%	30%
Special Industries	6%	3%	6%	26%	9%
Total	100%	100%	100%	100%	100%

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

	2022	2021	2020
Allowance for credit losses, beginning of period	$3,091	$2,848	$3,224
Additions charged to costs and expenses	2,108	931	1,279
Write-offs	(122)	(435)	(1,527)
Foreign exchange and other	(56)	(253)	(128)
Allowance for credit losses, end of period	$5,021	$3,091	$2,848

Note 15 – Segment Information

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

The Company reports its segments in four geographic regions: PLP-USA, The Americas, EMEA (Europe, Middle East & Africa) and Asia-Pacific in accordance with accounting standards codified in FASB ASC 280, “Segment Reporting”. Each segment distributes a full range of the Company’s primary products. The PLP-USA segment is comprised of U.S. operations manufacturing the Company’s traditional products primarily supporting domestic energy, telecommunications and solar products. The other three segments, The Americas, EMEA and Asia-Pacific support the Company’s energy, telecommunications, data communication and solar products in each respective geographical region.

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

The accounting policies of the operating segments are the same as those described in Note 1. We have one customer accounting for 12.5% of the Company’s consolidated revenue. U.S. net sales for the years ended December 31, 2022, 2021, and 2020 were $366.8 million, $257.6 million and $201.2 million, respectively. U.S. long-lived assets as of December 31, 2022 and 2021 were $95.7 million and $71.7 million, respectively. In certain circumstances, PLP-USA performs all manufacturing and shipping activity to US-based entities on behalf of EMEA, where the sales order is recorded. These sales and related profits have been reclassified for segment purposes only from EMEA to PLP-USA.

The following table presents a summary of the Company’s reportable segments for the years ended December 31, 2022, 2021 and 2020. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profits in inventory.

	Year Ended December 31,
	2022	2021	2020
Net sales
PLP-USA	$366,819	$257,602	$201,277
The Americas	85,200	70,732	74,192
EMEA	96,126	95,922	91,108
Asia-Pacific	88,876	93,161	99,872
Total net sales	$637,021	$517,417	$466,449

Intersegment sales
PLP-USA	$9,081	$6,176	$9,702
The Americas	17,915	9,486	9,938
EMEA	3,280	2,784	3,682
Asia-Pacific	33,652	21,610	14,452
Total intersegment sales	$63,928	$40,056	$37,774

Interest income
PLP-USA	$—	$—	$—
The Americas	534	138	112
EMEA	82	4	67
Asia-Pacific	15	27	80
Total interest income	$631	$169	$259

Interest expense
PLP-USA	$(1,138)	$(665)	$(741)
The Americas	(678)	(368)	(586)
EMEA	(664)	(309)	(233)
Asia-Pacific	(734)	(681)	(836)
Total interest expense	$(3,214)	$(2,023)	$(2,396)

Income taxes
PLP-USA	$15,285	$8,185	$6,161
The Americas	3,218	3,250	2,461
EMEA	1,918	1,492	1,768
Asia-Pacific	(1,116)	248	420
Total income taxes	$19,305	$13,175	$10,810

Net income attributable to Preformed Line Products Company shareholders
PLP-USA	$45,194	$24,384	$16,564
The Americas	11,420	8,351	5,068
EMEA	1,379	3,715	6,644
Asia-Pacific	(3,598)	(721)	1,527
Total net income	$54,395	$35,729	$29,803

	2022	2021	2020
Expenditure for long-lived assets
PLP-USA	$31,012	$12,750	$9,536
The Americas	3,702	1,289	3,527
EMEA	2,247	2,785	3,007
Asia-Pacific	3,637	1,560	8,499
Total expenditures for long-lived assets	$40,598	$18,384	$24,569

Depreciation and amortization
PLP-USA	$7,104	$6,195	$5,321
The Americas	2,452	1,855	1,710
EMEA	3,354	3,146	2,797
Asia-Pacific	3,520	4,368	4,010
Total depreciation and amortization	$16,430	$15,564	$13,838

	As of December 31,
	2022	2021
Identifiable assets
PLP-USA	$229,751	$177,288
The Americas	108,560	78,766
EMEA	118,805	106,929
Asia-Pacific	111,363	126,035
	$568,479	$489,018

Long-lived assets
PLP-USA	$95,673	$71,726
The Americas	20,539	15,663
EMEA	19,764	17,931
Asia-Pacific	39,035	44,454
Total long-lived assets	$175,011	$149,774

Note 16 – Related Party Transactions

The Company’s Austrian subsidiary currently has a loan due, carrying an interest rate of 3.0%, to one if its current employees which is reflected on the Company’s balance sheet in the amount of $0.1 million. Interest incurred on this loan during the year ended December 31, 2022 was de minimis. This loan is due in December of 2025.

The Company’s Austrian subsidiary leases a portion of its Dornbirn, Austria location from a holding company owned by a current employee. During each of the years ended December 31, 2022, 2021 and 2020, the Company paid $0.2 million in lease expenses. The lease is valid for an indefinite period of time and can be terminated if the lessee and lessor provide a six-month notice at the end of any chosen calendar year.

The Company’s Czech Republic subsidiary leases a factory at its Prostějov, Czech Republic location from a company currently owned by two current employees. During each of the years ended December 31, 2022 and 2021, the Company paid $0.3 million in lease expenses and during the year ended December 31, 2020, the Company paid $0.2 million in lease expense. The lease term is for 5 years from its original effective date of April 1, 2019.

During each year of the years ended December 31, 2022, 2021 and 2020, the Company paid approximately $0.1 million in legal fees to Baker & Hostetler LLP, of which Steven Kestner, a member of our Board of Directors, is a Partner.

On October 28, 2020, the Board of the Directors of the Company approved the appointment of David C. Sunkle to serve on its Board of Directors effective upon his retirement at December 31, 2020 for a term commencing January 1, 2021 and ending in 2024. In addition, Mr. Sunkle has a consulting agreement with the Company that expires on December 31, 2025.

Note 17 – Acquisitions of Businesses

Acquisition of Maxxweld Conectores Electricos Ltda.

On January 4, 2022, the Company acquired Maxxweld Conectores Eletricos Ltda. ("Maxxweld"), a Brazilian entity headquartered in Curitiba, Brazil, from its shareholders. Maxxweld designs and manufactures substation connector systems and accessory hardware for high voltage AC systems. The acquisition of Maxxweld expands and strengthens the Company's operational and technical capabilities in the region while supporting its overall substation strategy. The purchase price was approximately $11.2 million, net of cash received, as of the closing date. The purchase price is subject to a holdback of approximately $1.8 million.

The acquisition of Maxxweld has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the fair values of the assets acquired and liabilities assumed on the acquisition date, as well as measurement period adjustments recorded as of December 31, 2022. The final measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
Accounts receivable	$2,080	$52	$2,132
Inventory	1,291	76	1,367
Prepaid expenses and other current assets	41	—	41
Equipment and other assets	725	—	725
Other intangible assets	4,359	—	4,359
Accounts payable	(599)	—	(599)
Other current liabilities	(322)	—	(322)
Other non-current liabilities	(1,560)	(1)	(1,561)
Total identifiable net assets	6,015	127	6,142
Goodwill	5,195	(127)	5,068
Total consideration, net of cash received	$11,210	$—	$11,210

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Maxxweld. As a result of the acquisition, goodwill of $5.1 million recognized is not expected to be deductible for tax purposes. Other intangible assets of $4.4 million include customer relationships, tradenames and backlog. The preliminary estimated fair values of the customer relationships, trademarks and backlog were $4.0 million, $0.2 million and $0.2 million, respectively, were determined using either the relief-from-royalty model or the multi-period excess earnings model, which are discounted cash flow models that rely on the Company's estimates. These estimates require judgment of future revenue growth rates, future margins, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. The estimated useful lives for customer relationships, trademarks and backlog were 15 years, 20 years, and 1 year, respectively. See Note 12 for additional information about goodwill and other intangible assets.

From the date of the acquisition through December 31, 2022, the Company’s Consolidated Financial Statements included Maxxweld sales of approximately $11.8 million and is reported in The Americas segment.

Acquisition of Holplast, s.r.o.

On March 1, 2022, the Company acquired all issued and outstanding shares of Holplast, s.r.o (“Holplast”), an entity headquartered in Prostějov, Czech Republic, from its shareholder. Holplast specializes in injection molding and expands the Company’s operational capabilities in the region and strengthens the Company’s position in the global communications market. The purchase price was approximately $5.3 million with a holdback of $0.8 million, inclusive of cash and debt.

The acquisition of Holplast has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date, as well as measurement period adjustments recorded as of December 31, 2022. These estimates will continue to be revised during the measurement period as further information becomes available and additional analyses are performed. The current measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

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

From the date of the acquisition through December 31, 2022, the Company’s Consolidated Financial Statements included Holplast sales of approximately $2.0 million and is reported in the EMEA segment.

Acquisition of Delta Conectores, S.A. de C.V.

On October 3, 2022, the Company acquired Delta Conectores, S.A. de C.V. ("Delta"), a Mexico entity headquartered in Aguascalientes, Mexico, from its shareholders. Delta designs and manufactures substation connector systems and accessory hardware for high voltage AC systems in Mexico. The acquisition of Delta will expand the Company's operational and technical capabilities in the region while supporting its overall substation strategy. The purchase price was approximately $3.8 million with a holdback of approximately $0.6 million.

The acquisition of Delta is accounted for using the acquisition method of accounting, which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The opening balance sheet is preliminary and no measurement period adjustments have been recorded as of December 31, 2022. Future adjustments are not expected to have a material impact to the Consolidated Statements of Income.

From the date of the acquisition through December 31, 2022, the Company’s Consolidated Financial Statements included Delta sales of approximately $1.3 million and is reported in The Americas segment.
Note 18 – Exit of Russian Operations

Due to the ongoing conflict in Ukraine and overt hostilities shown by Russia in the conflict, the Company decided to exit its Russian operations in March 2022, which was completed during the third quarter. The Russian operations did not have a material impact to the consolidated financial statements with net sales of $0.3 million for the twelve months ended December 31, 2022, and $1.0 million for the twelve months ended December 31, 2021, respectively. As a result of the decision to exit operations, net charges of approximately $1.0 million were recorded for the twelve months ended December 31, 2022, mainly as a result of asset impairments and one-time termination benefits. These impacts were included in Cost of products sold, General and administrative expense, or Other income, net, as appropriate. In Note 15 – Segment Information, these charges are recorded in the EMEA segment.

Note 19 – Subsequent Events

On February 1, 2023, the Company acquired substantially all of the assets of Pilot Plastics, headquartered in Akron, Ohio. Pilot Plastics is an injection molding manufacturer and the acquisition will expand the Company's injection molding capabilities and further enhance the Company's domestic manufacturing footprint. The purchase price was approximately $11.5 million as of the closing date. The purchase price is subject to a holdback of approximately $1.7 million. To fund the Pilot Plastics acquisition, the Company borrowed on the Facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded based on their review thereof that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2022.

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

Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Our evaluation of internal control over financial reporting did not include the internal controls of the entities that were acquired during 2022 (Maxxweld, Holplast and Delta), which are included in the 2022 Consolidated Financial Statements for the year ended December 31, 2022 and constituted approximately 5.0% of total assets (inclusive of acquired intangible assets) as of December 31, 2022 and approximately 2.4% of net sales for the year then ended.

Based upon its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report, a copy of which is included below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Preformed Line Products Company

Opinion on Internal Control Over Financial Reporting

We have audited Preformed Line Products Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Preformed Line Products Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Maxxweld Conectores Eletricos Ltda. (Maxxweld), Holplast, s.r.o (Holplast) and Delta Conectores, S.A. de C.V. (Delta), which are included in the 2022 consolidated financial statements of the Company and on a combined basis constituted 5.0% of total assets as of December 31, 2022 and 2.4% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Maxxweld, Holplast and Delta.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of the Company as of December 31, 2022 and 2021, the related Statements of Consolidated Income, Comprehensive Income, Cash Flows and Shareholders’ Equity for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 3, 2023 expressed an unqualified opinion thereon.

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

March 3, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Require Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the information under the captions “Corporate Governance – Board Composition”, “Corporate Governance - Election of Directors”, “Section 16(a) Beneficial Ownership Compliance”, “Corporate Governance – Code of Conduct” and “Corporate Governance – Board Committees and Meetings – Audit Committee” in the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 9, 2023 (the “Proxy Statement”). Information relative to executive officers of the Company is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information set forth under the caption “Directors and Executive Officers Compensation”, other than under the caption "Pay versus Performance", and “Compensation Policies and Risk” in the Proxy Statement is incorporated herein by reference.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Report of Independent Registered Public Accounting Firm (PCAOB ID: 0042)

Financial Statements and Schedule

Page	Financial Statements

31	Consolidated Balance Sheets
32	Statements of Consolidated Income
33	Statements of Consolidated Comprehensive Income
34	Statements of Consolidated Cash Flows
35	Statements of Consolidated Shareholders’ Equity
36	Notes to Consolidated Financial Statements

Page	Schedule

68	II - Valuation and Qualifying Accounts

(b)
Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

3.3	Amendment to the Amended and Restated Code of Regulations of Preformed Line Products Company, effective May 10, 2016 (incorporated by reference to the Company's Registration Statement on Form 10).

4	Description of Specimen Share Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

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

10.26

Amended and Restated Loan Agreement, dated March 2, 2022, between the Company and PNC Bank, National Association Joinder, (incorporated by reference to the Company's 10-K filing for the year ended December 31, 2021).

10.27

Amendment No. 12 to Amended and Restated Line of Credit Note, dated March 2, 2022, between the Company and PNC Bank, National Association, (incorporated by reference to the Company's 10-K filing for the year ended December 31, 2021).

10.28

Amendment No. 13 to Amended and Restated Line of Credit Note, dated August 31, 2022, between the Company and PNC Bank, National Association (incorporated by reference to the Company's 10-Q filing for the quarter ended September 30, 2022).

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

Preformed Line Products Company

March 3, 2023	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(principal executive officer)

March 3, 2023	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 3, 2023	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer

March 3, 2023	/s/ Glenn E. Corlett
Glenn E. Corlett
Director

March 3, 2023	/s/ Matthew D. Frymier
Matthew D. Frymier
Director

March 3, 2023	/s/ Michael E. Gibbons
Michael E. Gibbons
Director

March 3, 2023	/s/ R. Steven Kestner
R. Steven Kestner
Director

March 3, 2023	/s/ Richard R. Gascoigne
Richard R. Gascoigne
Director

March 3, 2023	/s/ J. Ryan Ruhlman
J. Ryan Ruhlman
Director
March 3, 2023	/s/ Maegan A. R. Cross
Maegan A. R. Cross
March 3, 2023	Director /s/ David C. Sunkle David C. Sunkle Director

PREFORMED LINE PRODUCTS COMPANY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2022, 2021 and 2020

(Thousands of dollars)

For the year ended December 31, 2022:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions	Balance at end of period

Allowance for credit losses	$3,091	$2,108	$(122)	$(56)	$5,021
Reserve for credit memos	653	92	(161)	(5)	579
Slow-moving and obsolete inventory reserves	10,636	4,001	(3,813)	11	10,835
Accrued product warranty	1,635	372	(931)	35	1,111
Foreign net operating loss tax carryforwards	3,550	1,812	(2,169)	(471)	2,722

For the year ended December 31, 2021:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period

Allowance for credit losses	$2,848	$931	$(435)	$(253)	$3,091
Reserve for credit memos	616	1,964	(1,918)	(9)	653
Slow-moving and obsolete inventory reserves	9,900	3,052	(2,488)	172	10,636
Accrued product warranty	1,282	934	(553)	(28)	1,635
Foreign net operating loss tax carryforwards	2,912	1,935	(1,297)	—	3,550

For the year ended December 31, 2020:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period

Allowance for credit losses	$3,224	$1,279	$(1,527)	$(128)	$2,848
Reserve for credit memos	625	774	(792)	9	616
Slow-moving and obsolete inventory reserves	8,877	2,035	(1,097)	85	9,900
Accrued product warranty	1,309	279	(314)	8	1,282
Foreign net operating loss tax carryforwards	3,137	1,176	(1,473)	72	2,912