Form 10-Q
period 2023-03-31
PREFORMED LINE PRODUCTS CO
filed 2023-05-04
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding as of April 21, 2023: 4,948,157.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash, cash equivalents and restricted cash	$31,791	$37,239
Accounts receivable, less allowances of $6,095 ($5,600 in 2022)	141,114	125,261
Inventories, net	149,784	147,458
Prepaid expenses	8,299	13,283
Other current assets	8,179	4,929
TOTAL CURRENT ASSETS	339,167	328,170
Property, plant and equipment, net	196,151	175,011
Operating lease, right-of-use assets	10,756	10,752
Goodwill	28,687	28,004
Other intangible assets, net	13,909	14,082
Deferred income taxes	6,147	5,320
Pension asset	727	619
Other assets	6,704	6,521
TOTAL ASSETS	$602,248	$568,479
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable	$56,273	$46,839
Notes payable to banks	13,842	18,098
Operating lease liabilities, current	1,543	1,606
Current portion of long-term debt	3,026	3,018
Accrued compensation	18,698	14,962
Accrued expenses and other liabilities	19,199	17,635
Accrued profit-sharing and other benefits	3,639	9,394
Dividends payable	1,194	1,318
Income taxes payable	7,803	2,465
TOTAL CURRENT LIABILITIES	125,217	115,335
Long-term debt, less current portion	68,374	68,420
Operating lease liabilities, noncurrent	7,108	7,023
Deferred income taxes	3,506	4,165
Other noncurrent liabilities	17,329	14,912
SHAREHOLDERS' EQUITY
Common shares – $2 par value per share, 15,000,000 shares authorized, 4,947,924 and 4,917,020 issued and outstanding, at March 31, 2023 and December 31, 2022	13,491	13,351
Common shares issued to rabbi trust, 241,151 and 245,386 shares at March 31, 2023 and December 31, 2022, respectively	(10,076)	(10,261)
Deferred compensation liability	10,076	10,261
Paid-in capital	54,956	53,646
Retained earnings	481,278	460,930
Treasury shares, at cost, 1,800,474 and 1,758,901 shares at March 31, 2023 and December 31, 2022, respectively	(103,043)	(99,303)
Accumulated other comprehensive loss	(65,976)	(69,987)
TOTAL PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS' EQUITY	380,706	358,637
Noncontrolling interest	8	(13)
TOTAL SHAREHOLDERS' EQUITY	380,714	358,624
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$602,248	$568,479

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
(Thousands of dollars, except share and per share data)
Net sales	$181,824	$138,223
Cost of products sold	115,541	96,272
GROSS PROFIT	66,283	41,951
Costs and expenses
Selling	12,388	10,661
General and administrative	18,609	16,309
Research and engineering	5,193	4,774
Other operating expense, net	1,112	756
	37,302	32,500
OPERATING INCOME	28,981	9,451
Other (expense) income
Interest income	304	113
Interest expense	(1,066)	(526)
Other income, net	40	5,103
	(722)	4,690
INCOME BEFORE INCOME TAXES	28,259	14,141
Income tax expense	6,840	1,840
NET INCOME	$21,419	$12,301
Net income attributable to noncontrolling interests	(21)	(16)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$21,398	$12,285
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,937	4,928
Diluted	4,997	4,943
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$4.33	$2.49
Diluted	$4.28	$2.49

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
(Thousands of dollars)
Net income	$21,419	$12,301
Other comprehensive income, net of tax:
Foreign currency translation adjustment	3,922	2,101
Recognized net actuarial gain	89	89
Other comprehensive income, net of tax	4,011	2,190
Comprehensive income attributable to noncontrolling interests	(21)	(16)
COMPREHENSIVE INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$25,409	$14,475

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$21,419	$12,301
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	4,275	3,021
Deferred income taxes	(1,530)	(563)
Share-based compensation expense	1,066	1,023
Gain from company owned life insurance policy	—	(4,364)
Loss on exit of business	—	989
Loss (gain) on sale of property and equipment	16	(792)
Other, net	1,942	630
Changes in operating assets and liabilities:	(1,758)	(17,420)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	25,430	(5,175)
INVESTING ACTIVITIES
Capital expenditures	(8,351)	(8,010)
Proceeds from the sale of property and equipment	124	3,157
Proceeds from company owned life insurance policy	—	6,909
Acquisition of businesses, net of cash	(14,068)	(12,990)
NET CASH USED IN INVESTING ACTIVITIES	(22,295)	(10,934)
FINANCING ACTIVITIES
Payments on notes payable to banks	(4,524)	(2,656)
Proceeds from long-term debt	50,389	49,958
Payments of long-term debt	(50,633)	(29,494)
Dividends paid	(1,154)	(1,031)
Proceeds from issuance of common shares	355	116
Purchase of common shares for treasury	(116)	(66)
Purchase of common shares for treasury from related parties	(3,624)	(1,729)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(9,307)	15,098
Effects of exchange rate changes on cash, cash equivalents and restricted cash	724	(765)
Net decrease in cash, cash equivalents and restricted cash	(5,448)	(1,776)
Cash, cash equivalents and restricted cash at beginning of year	37,239	36,406
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$31,791	$34,630

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)

Balance at December 31, 2022	$13,351	$(10,261)	$10,261	$53,646	$460,930	$(99,303)	$(65,495)	$(4,492)	$358,637	$(13)	$358,624
Net income					21,398				21,398	21	21,419
Foreign currency translation adjustment							3,922		3,922		3,922
Recognized net actuarial gain, net of tax provision of $28								89	89		89
Total comprehensive income									25,409	21	25,430
Share-based compensation				1,066					1,066		1,066
Purchase of 41,573 common shares						(3,740)			(3,740)		(3,740)
Issuance of 72,477 common shares	140			244					384		384
Common shares distributed from rabbi trust of 4,235, net		185	(185)						—		—
Cash dividends declared – $0.20 per share					(1,050)				(1,050)		(1,050)
Balance at March 31, 2023 (unaudited)	$13,491	$(10,076)	$10,076	$54,956	$481,278	$(103,043)	$(61,573)	$(4,403)	$380,706	$8	$380,714

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)

Balance at December 31, 2021	$13,185	$(10,102)	$10,102	$47,814	$410,673	$(93,836)	$(56,223)	$(5,496)	$316,117	$(17)	$316,100
Net income					12,285				12,285	16	12,301
Foreign currency translation adjustment							2,101		2,101		2,101
Recognized net actuarial gain, net of tax provision of $28								89	89		89
Total comprehensive income									14,475	16	14,491
Share-based compensation				871					871		871
Purchase of 29,436 common shares						(1,795)			(1,795)		(1,795)
Issuance of 62,387 common shares	117			162					279		279
Common shares issued to rabbi trust of 1,347, net		(99)	99						—		—
Cash dividends declared – $0.20 per share					(1,037)				(1,037)		(1,037)
Balance at March 31, 2022 (unaudited)	$13,302	$(10,201)	$10,201	$48,847	$421,921	$(95,631)	$(54,122)	$(5,407)	$328,910	$(1)	$328,909

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Tables in thousands of dollars, except share and per share data, unless specifically noted)

Note 1 – Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Preformed Line Products Company and subsidiaries (the “Company” or “PLPC”) have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Form 10-K for the year ended December 31, 2022 filed on March 3, 2023 with the Securities and Exchange Commission. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities and Exchange Commission.

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2023.

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

Recently Adopted Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates ("ASU"). In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers.” This ASU requires an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The ASU is effective for fiscal years and interim periods beginning after December 15, 2022. The adoption of this new standard did not have a material impact on the consolidated financial statements and related disclosures.

No other recently issued or effective ASUs had, or are expected to have, a material impact on the Company's results of operations, financial condition or liquidity.

Note 2 – Revenue

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

Disaggregated Revenue

The Company’s revenues by segment and product type are as follows:

	Three Months Ended March 31, 2023
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	59%	63%	36%	74%	56%
Communications	37%	35%	61%	2%	38%
Special Industries	4%	2%	3%	24%	6%
Total	100%	100%	100%	100%	100%

	Three Months Ended March 31, 2022
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	56%	72%	54%	65%	59%
Communications	40%	26%	38%	3%	33%
Special Industries	4%	2%	8%	32%	8%
Total	100%	100%	100%	100%	100%

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

	Three Months Ended March 31,
	2023	2022
Allowance for credit losses, beginning of period	$5,021	$3,091
Additions charged to costs and expenses	752	723
Write-offs	(3)	(133)
Foreign exchange and other	37	54
Allowance for credit losses, end of period	$5,807	$3,735

Note 3 – Inventories, Net

Inventories, net

	March 31, 2023	December 31, 2022
Raw materials	$105,045	$104,872
Work-in-process	16,040	14,450
Finished products	42,382	41,295
Inventories, gross	163,467	160,617
Excess of current cost over LIFO cost	(13,683)	(13,159)
Inventories, net	$149,784	$147,458

Costs for inventories of certain material, mainly in the U.S., are determined using the LIFO method and totaled approximately $68.9 million at March 31, 2023 and $68.3 million at December 31, 2022. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three-month periods ended March 31, 2023 and 2022, the net change in LIFO inventories resulted in expense of $0.5 million and $1.3 million, respectively, to Cost of products sold. The Company’s reserves for slow-moving and obsolete inventory was $11.4 million at March 31, 2023 and $10.8 million at December 31, 2022.

Note 4 – Property and Equipment, Net

Major classes of property, plant and equipment are stated at cost and were as follows:

	March 31, 2023	December 31, 2022
Land and improvements	$21,156	$19,609
Buildings and improvements	109,084	102,245
Machinery, equipment and aircraft	220,409	218,549
Construction in progress	39,352	31,076
Property, plant and equipment, gross	390,001	371,479
Less accumulated depreciation	(193,850)	(196,468)
Property, plant and equipment, net	$196,151	$175,011

Note 5 – Contingent Liabilities

The Company can be party to a variety of pending legal proceedings and claims arising in the normal course of business, including, but not limited to, litigation relating to employment, workers’ compensation, product liability, environmental and intellectual property. The Company has liability insurance to cover many of these claims.

Although the outcomes of these matters are not predictable with certainty, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the event the Company determines that a loss is not probable, but is reasonably possible, and the likelihood to develop what the Company believes to be a reasonable range of potential loss exists, the Company will include disclosure related to such matters. To the extent that there is a reasonable possibility the losses could exceed amounts already accrued, the Company will adjust the accrual in the period in which the determination is made, disclose an estimate of the additional loss or range of loss and if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of March 31, 2023 and December 31, 2022, the Company maintained a reserve of approximately $2.0 million and $1.8 million, respectively, representing its best estimate for losses to be incurred on global legal matters.

The Company and its subsidiaries Helix Uniformed Ltd. (“Helix”) and Preformed Line Products (Canada) Limited (“PLPC Canada”), were each named, jointly and severally, with each of SNC-Lavalin ATP, Inc. (“SNC ATP”), HD Supply Canada Inc., by its trade names HD Supply Power Solutions and HD Supply Utilities (“HD Supply”), and Anixter Power Solutions Canada Inc. (the corporate successor to HD Supply, “Anixter”) and, together with the Company, PLPC Canada, Helix, SNC ATP and HD Supply (the “Defendants”), in a complaint filed by Altalink, L.P. (the “Plaintiff”) in the Court of Queen’s Bench of Alberta in Alberta, Canada in November 2016 (the “Complaint”).

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

The Company believes the claims against it are without merit and intends to vigorously defend against such claims. The Company is unable to predict the outcome of this case, however, it has recorded a reserve for the low end of the range for potential loss associated with this matter. If this matter is concluded in a manner adverse to the Company, it could have a material effect on the Company’s financial results. A preliminary trial date for this complaint has been scheduled for January 2024.

The Company is not a party to any other pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flow.

Note 6 – Pension Plans

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “U.S. Plan”). Net periodic pension expense (income) for the U.S. Plan for the three months ended March 31, 2023 and 2022, respectively, follows:

	Three Months Ended March 31,
	2023	2022
Interest cost	$392	$297
Expected return on plan assets	(501)	(601)
Recognized net actuarial loss	117	117
Net periodic pension expense (income)	$8	$(187)

There were no contributions to the U.S. Plan during the three months ended March 31, 2023 and 2022. The Company is currently evaluating the option to contribute to the U.S. Plan in 2023. Components of retirement benefits expense (income) are included in Other expense (income), net in the Consolidated Statements of Income.

Note 7 – Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
		Cumulative			Cumulative
	Unrecognized	Translation		Unrecognized	Translation
	Benefit Cost	Adjustment	Total	Benefit Cost	Adjustment	Total
Balance at January 1	$(4,492)	$(65,495)	$(69,987)	$(5,496)	$(56,223)	$(61,719)
Other comprehensive income before reclassifications:
Gain on foreign currency translation adjustment	—	3,922	3,922	—	2,101	2,101

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	89	—	89	89	—	89

Net current period other comprehensive income (loss)	89	3,922	4,011	89	2,101	2,190
Balance at March 31	$(4,403)	$(61,573)	$(65,976)	$(5,407)	$(54,122)	$(59,529)

(a)
This AOCI component is included in the computation of net periodic pension expense (income) as noted in Note 6 – Pension Plans.

Note 8 – Debt and Credit Arrangements

On March 2, 2022, the Company amended its credit facility (the "Facility") to increase the capacity from $65.0 million to $90.0 million. As part of this amendment, the index used to determine the interest rate changed from LIBOR to the Bloomberg Short Term Bank Yield Index (“BSBY”). The interest rate is defined as BSBY plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the BSBY spread becomes 1.500%. The amendment also allows the Company to change its rate from BSBY to the Secured Overnight Financing Rate (“SOFR”) at the Company’s discretion. The amendment extended the maturity from June 30, 2024 to March 2, 2026. On August 31, 2022, the Company amended the Facility and elected to change its rate from BSBY to SOFR, and added its New Zealand subsidiary as a co-borrower. All other terms remain the same. At March 31, 2023, the Company had utilized $47.5 million with $42.5 million available on the Facility, net of long-term outstanding letters of credit of $0.1 million. Our bank debt to equity percentage was 22.0%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At March 31, 2023, the Company was in compliance with these covenants.

On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million to fund the purchase of a corporate aircraft. In September 2020, the Company made a deposit of $6.8 million toward the purchase of the aircraft which was subsequently refunded in January 2021 and the full amount of the $20.5 million purchase price was drawn on the loan. The aircraft replaces the Company’s previously owned aircraft, which was sold in December 2020. The proceeds of the sale were used to pay off the debt associated with the previously owned aircraft. The term of the new loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $16.2 million outstanding on this debt facility at March 31, 2023, $2.1 million was classified as current. The loan is secured by the aircraft.

The Company has borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At March 31, 2023, and December 31, 2022, $21.5 million and $26.1 million was outstanding, of which $14.8 million and $19.1 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.

For both periods ended March 31, 2023 and December 31, 2022, the Company’s Asia-Pacific segment had $0.2 million in restricted cash used to secure bank debt. The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash, cash equivalents and restricted cash.

Note 9 – Income Taxes

For the three months ended March 31, 2023 and 2022, the Company’s effective tax rate was 24% and 13%, respectively. The effective tax rate for the three months ended March 31, 2023 was higher than the effective tax rate for the same period in 2022 mainly due to higher levels of income earned in higher tax jurisdictions as well as a non-taxable benefit of $4.4 million related to the proceeds from the settlement of a Company-owned life insurance policy in 2022.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the period ended March 31, 2023, the Company did not record any additional valuation allowances in various jurisdictions on their deferred tax assets.

For the three-month periods ending March 31, 2023 and 2022, the Company did not record any new uncertain tax positions.

Note 10 – Computation of Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three months ended March 31, was as follows:

	Three Months Ended March 31,
	2023	2022
Numerator
Net income	$21,398	$12,285

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	4,937	4,928
Dilutive effect – share-based awards	60	15
Diluted weighted-average common shares outstanding	4,997	4,943

Earnings per common share
Basic	$4.33	$2.49
Diluted	$4.28	$2.49

For the three months ended March 31, 2023 and 2022, there were zero and 23,000 stock options, respectively, which were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

Note 11 – Goodwill and Other Intangibles

The Company’s finite and indefinite-lived intangible assets consist of the following:

	March 31, 2023		December 31, 2022
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	993	(286)	1,175	(414)
Trademark	1,966	(1,600)	1,963	(1,576)
Technology	7,070	(3,346)	6,950	(3,189)
Customer relationships	18,879	(9,767)	18,637	(9,464)
	$33,714	$(19,805)	$33,531	$(19,449)
Indefinite-lived intangible assets
Goodwill	$28,687		$28,004

The aggregate amortization expense for other intangibles with finite lives for the three months ended March 31, 2023 and 2022 was $0.6 million and $0.4 million, respectively. Amortization expense is estimated to be $1.4 million for the remainder of 2023, $1.7 million for 2024, $1.6 million for 2025, and $1.5 million for 2026 and 2027. The weighted-average remaining amortization period is approximately 11.8 years. The weighted-average remaining amortization period by intangible asset class; land use rights, 52.2 years; trademark, 12.8 years; technology, 7.9 years and customer relationships, 10.1 years.

The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. The Company performs additional interim impairment assessments as circumstances warrant. There were no indicators of impairment noted for the period ending March 31, 2023.

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

For the quantitative approach, the Company uses a combination of the income approach, which uses a discounted cash flow methodology, and the market approach, which uses comparable market multiples in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. The fair value estimates are subjective and sensitive to significant assumptions, such as revenue growth rates, operating margins, the weighted average cost of capital, and estimated market multiples, of which are affected by expectations of future market or economic conditions. The Company believes that the methodologies, significant assumptions, and weightings used are reasonable and result in appropriate fair values of the reporting units.

The Company’s only intangible asset with an indefinite life is goodwill. The Company’s goodwill is not deductible for tax purposes. Changes in the carrying amount of goodwill by reporting unit are shown in the following table:

	PLP-USA	The Americas	EMEA	Asia-Pacific	Total

Balance at January 1, 2023	$3,078	$9,597	$15,329	$—	$28,004
Purchase price measurement period adjustments	—	—	20	—	20
Currency translation	—	161	502	—	663
Balance at March 31, 2023	$3,078	$9,758	$15,851	$—	$28,687

The purchase price measurement period adjustments relate to the finalization of the purchase price accounting of Holplast, s.r.o. acquired during 2022. See Note 14 for additional information about acquisitions of businesses.

Note 12 – Fair Value of Financial Assets and Liabilities

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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

Description	Balance as of March 31, 2023	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$551	$—	$551	$—
Total assets	$551	$—	$551	$—

Liabilities:
Foreign currency forward contracts	$—	$—	$—	$—
Supplemental profit sharing plan	7,285	—	7,285	—
Total liabilities	$7,285	$—	$7,285	$—

Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$548	$—	$548	$—
Total assets	$548	$—	$548	$—

Liabilities:
Foreign currency forward contracts	$81	$—	$81	$—
Supplemental profit sharing plan	7,299	—	7,299	—
Total liabilities	$7,380	$—	$7,380	$—

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions. These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in Other operating expense, net on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three months ended March 31, 2023 and 2022, the Company recognized a net gain of $0.1 million and a net loss of $2.1 million, respectively, on foreign currency forward contracts.

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives. The liability for this unfunded Supplemental Profit Sharing Plan was $7.3 million at both March 31, 2023 and December 31, 2022. These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

The carrying value of the Company’s current financial instruments, which include cash, cash equivalents and restricted cash, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments.

At March 31, 2023 and December 31, 2022, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	March 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$70,623	$71,400	$68,054	$71,438

Note 13 – Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.

The following tables present a summary of the Company’s reportable operating segments for the three months ended March 31, 2023 and 2022. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended March 31,
	2023	2022
Net sales
PLP-USA	$97,177	$75,924
The Americas	22,568	18,963
EMEA	39,034	27,472
Asia-Pacific	23,045	15,864
Total net sales	$181,824	$138,223

Intersegment sales
PLP-USA	$11,962	$4,120
The Americas	4,213	2,714
EMEA	1,533	686
Asia-Pacific	7,009	6,684
Total intersegment sales	$24,717	$14,204

Gross profit
PLP-USA	$42,106	$26,264
The Americas	7,987	5,365
EMEA	9,247	6,374
Asia-Pacific	6,943	3,948
Total gross profit	$66,283	$41,951

Net income attributable to Preformed Line Products Company shareholders
PLP-USA	$16,796	$13,239
The Americas	1,889	(71)
EMEA	1,661	282
Asia-Pacific	1,052	(1,165)
Total net income attributable to Preformed Line Products Company shareholders	$21,398	$12,285

Note 14 – Acquisitions of Businesses

Acquisition of Pilot Plastics

On February 1, 2023, the Company acquired substantially all of the assets of Pilot Plastics, headquartered in Akron, Ohio. Pilot Plastics is an injection molding manufacturer and the acquisition will expand the Company's injection molding capabilities and further enhance the Company's domestic manufacturing footprint. The purchase price was approximately $14.1 million, net of cash as of the closing date. The purchase price is subject to a holdback of approximately $1.7 million. To fund the Pilot Plastics acquisition, the Company borrowed on the Facility.

The acquisition of Pilot Plastics is accounted for using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recognized at their respective fair values on the acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The opening balance sheet is preliminary, and no measurement period adjustments have been recorded as of March 31, 2023. Future adjustments are not expected to have a material impact to the Consolidated Statements of Income.

From the date of the acquisition through March 31, 2023, the Company’s consolidated financial statements included Pilot Plastics sales of approximately $1.5 million and is reported in the PLP-USA segment.

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

The acquisition of Delta is accounted for using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recognized at their respective fair values on the acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The opening balance sheet is preliminary, and no measurement period adjustments have been recorded as of March 31, 2023. Future adjustments are not expected to have a material impact to the Consolidated Statements of Income.

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

The acquisition of Holplast has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed to be recognized at their respective fair values on the acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. During the measurement period, opening balance sheet adjustments were made to finalize the fair value estimates based on the final valuations received, which are summarized in the table below. The final measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
Cash	$907	$—	$907
Accounts receivable	452	—	452
Inventory	285	23	308
Prepaid expenses and other current assets	7	—	7
Property, plant and equipment and other assets	1,221	1,760	2,981
Accounts payable	(283)	(13)	(296)
Other current liabilities	(95)	—	(95)
Other noncurrent liabilities	(1,119)	(333)	(1,452)
Total identifiable net assets	1,375	1,437	2,812
Goodwill	3,912	(1,437)	2,475
Total consideration, inclusive of cash and debt	$5,287	$—	$5,287

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Holplast. Other noncurrent liabilities assumed is mainly comprised of long-term debt totaling approximately $1.1 million at a rate of 3.21% with terms expiring between May 2023 and December 2030.

From the date of acquisition through March 31, 2022, the Company recognized Holplast sales of approximately $0.2 million. All measurement period adjustments were completed within a year from the acquisition date, and such adjustments did not have a material impact on the Company's results of operations and financial position.

Acquisition of Maxxweld Conectores Electricos Ltda.

On January 4, 2022, the Company acquired Maxxweld Conectores Electricos Ltda. ("Maxxweld"), a Brazilian entity headquartered in Curitiba, Brazil, from its shareholders. Maxxweld designs and manufactures substation connector systems and accessory hardware for high voltage AC systems. The acquisition of Maxxweld expands and strengthens the Company's operational and technical capabilities in the region while supporting its overall substation strategy. The purchase price was approximately $11.2 million, net of cash received, as of the closing date. The purchase price is subject to a holdback of approximately $1.8 million.

The acquisition of Maxxweld has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed to be recognized at their respective fair values on the acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. During the measurement period opening balance sheet adjustments were made to finalize the fair value estimates based on the final valuations received, which are summarized in the table below. The final measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
Accounts receivable	$2,080	$52	$2,132
Inventory	1,291	76	1,367
Prepaid expenses and other current assets	41	—	41
Equipment and other assets	725	—	725
Other intangible assets	4,359	—	4,359
Accounts payable	(599)	—	(599)
Other current liabilities	(322)	—	(322)
Other noncurrent liabilities	(1,560)	(1)	(1,561)
Total identifiable net assets	6,015	127	6,142
Goodwill	5,195	(127)	5,068
Total consideration, net of cash received	$11,210	$—	$11,210

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Maxxweld. As a result of the acquisition, goodwill of $5.1 million recognized is not expected to be deductible for tax purposes. Other intangible assets of $4.4 million include customer relationships, tradenames and backlog. The fair values of the customer relationships, trademarks and backlog were $4.0 million, $0.2 million and $0.2 million, respectively. These fair values were determined using either the relief-from-royalty model or the multi-period excess earnings model, which are discounted cash flow models that rely on the Company's estimates. These estimates require judgment of future revenue growth rates, future margins, and the applicable weighted average cost of capital used to discount those estimated cash flows. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. The estimated useful lives for customer relationships, trademarks and backlog were 15 years, 20 years, and 1 year, respectively. See Note 11 for additional information about goodwill and other intangible assets.

The Company's consolidated financial statements include Maxxweld sales of approximately $2.0 million from the date of acquisition through March 31, 2022 and is reported in The Americas segment. All measurement period adjustments were completed within a year from the acquisition date, and such adjustments did not have a material impact on the Company's results of operations and financial position.

Note 15 – Exit of Russian Operations

Due to the ongoing conflict in Ukraine and overt hostilities shown by Russia in the conflict, the Company decided to exit its Russian operations in March 2022, which was completed during the third quarter of 2022. The Russian operations did not have a material impact to the consolidated financial statements with net sales of $0.3 million for the twelve months ended December 31, 2022. As a result of the decision to exit operations, net charges of approximately $1.0 million were recorded for the twelve months ended December 31, 2022, mainly as a result of asset impairments and one-time termination benefits. These impacts were included in Cost of products sold, General and administrative expense, or Other income, net, as appropriate. In Note 13 – Segment Information, these charges are recorded in the EMEA segment.

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

PREFACE

The following discussion describes our results of operations for the three months ended March 31, 2023 and 2022. Our consolidated financial statements are prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends.

Overall customer demand remained strong, which is reflected in net sales of $181.8 million for the three months ended March 31, 2023, an increase of $43.6 million year-over-year. In the three months ended March 31, 2023, the inflationary headwinds we experienced related to raw materials, specifically plastic resins, aluminum and sand (grit), have partially subsided. Costs related to shipping and freight have similarly fallen from their 2022 peak. The decreases in these underlying costs along with the impacts of our previous price increases have benefited gross margins. For PLP-USA, our largest business segment, we saw a year-over-year benefit of approximately $3.0 million related to the reduction in these costs. Given the uncertainties in the macro-economic environment, we cannot determine if these trends will continue. If inflationary pressures increase again, it may require further price adjustments to maintain profit margin and any price increases may have a negative effect on demand.

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. PLPC’s foreign currency exchange losses were primarily related to translating into U.S. dollars its foreign currency denominated loans, trade receivables and royalty receivables from its foreign subsidiaries at the March 31, 2023 exchange rates. The fluctuations of foreign currencies during the three months ended March 31, 2023 had an unfavorable impact on net sales of $4.6 million and an unfavorable impact of $2.5 million during the three months ended March 31, 2022. The effect of currency translation had an unfavorable impact on net income of $0.2 million for the three months ended March 31, 2023 and 2022. On a reportable segment basis, the impact of foreign currency translation on net sales and net income for the three months ended March 31, 2023 and 2022, respectively, was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income (Loss)
(Thousands of dollars)	2023	2022	2023	2022
The Americas	$(1,157)	$(136)	$(64)	$106
EMEA	(2,165)	(1,668)	(91)	(363)
Asia-Pacific	(1,273)	(742)	(62)	57
Total	$(4,595)	$(2,546)	$(217)	$(200)

Loss on foreign currency translation on operating income for the three months ended March 31, 2023 was $0.3 million. Gain on foreign currency translation on operating income for the three months ended March 31, 2022 was $0.5 million. There were transaction losses of $0.4 million that were combined with gains on forward currency contracts of $0.1 million for the three months ended March 31, 2023 and $1.9 million of transaction gains combined with losses on forward currency contracts of $2.1 million for the three months ended March 31, 2022 as summarized in the following table:

	Foreign Currency Translation Impact
	Three Months Ended March 31,
(Thousands of dollars)	2023	2022
Operating income	$28,981	$9,451
Translation loss (gain)	281	(522)
Transaction loss (gain)	431	(1,883)
Net (gain) loss on forward currency contracts	(108)	2,065
Operating income excluding currency impact	$29,585	$9,111

As shown in our strong financial results, we believe our business portfolio and our financial position are sound and strategically well-positioned. We remain focused on assessing our global market opportunities and overall manufacturing capacity in conjunction with the requirements of local manufacturing in the markets that we serve. The growth in PLP-USA net sales required additional investment within our PLP-USA facilities, both in the form of operational capacity as well as increased warehouse space. These investments in our U.S. operations will allow us to further enhance the service we provide to our U.S. customers in 2023. If necessary, we will modify redundant processes and further utilize our global manufacturing network to manage costs, increase sales volume and deliver value to our customers. We have continued to invest in the business to expand into new markets for the Company, evaluate strategic mergers and acquisitions, improve efficiency, develop new products and increase our capacity. Our liquidity remains strong, and we currently have a bank debt to equity percentage of 22.0%. We can borrow needed funds at a competitive interest rate under our credit facility.

RESULTS OF OPERATIONS

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended March 31, 2023 and 2022. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended March 31,
(Thousands of dollars)	2023		2022		Change
Net sales	$181,824	100.0%	$138,223	100.0%	$43,601
Cost of products sold	115,541	63.5	96,272	69.6	19,269
GROSS PROFIT	66,283	36.5	41,951	30.4	24,332
Costs and expenses	37,302	20.5	32,500	23.5	4,802
OPERATING INCOME	28,981	15.9	9,451	6.8	19,530
Other (expense) income, net	(722)	(0.4)	4,690	3.4	(5,412)
INCOME BEFORE INCOME TAXES	28,259	15.5	14,141	10.2	14,118
Income taxes	6,840	3.8	1,840	1.3	5,000
NET INCOME	21,419	11.8	12,301	8.9	9,118
Net income attributable to noncontrolling interests	(21)	(0.0)	(16)	(0.0)	(5)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$21,398	11.8%	$12,285	8.9%	$9,113

Net sales. In 2023, net sales were $181.8 million, an increase of $43.6 million, or 32%, compared to 2022. Excluding the effect of currency translation, net sales increased 35% as summarized in the following table:

	Three Months Ended March 31,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Net sales
PLP-USA	$97,177	$75,924	$21,253	$—	$21,253	28%
The Americas	22,568	18,963	3,605	(1,157)	4,762	25
EMEA	39,034	27,472	11,562	(2,165)	13,727	50
Asia-Pacific	23,045	15,863	7,182	(1,273)	8,455	53
Consolidated	$181,824	$138,222	$43,602	$(4,595)	$48,197	35%

The increase in PLP-USA net sales of $21.3 million, or 28%, was primarily due to a volume increase in energy product and communication sales. International net sales for the three months ended March 31, 2023 were unfavorably affected by $4.6 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $22.6 million increased $4.8 million, or 25%, primarily due to the contributions from the October 2022 acquisition of Delta as well as volume increases in communications sales. EMEA net sales of $39.0 million increased $13.7 million, or 50%, primarily due to volume increases in communication sales. Asia-Pacific net sales of $23.0 million increased $8.5 million, or 53%, primarily due to volume increases in energy products compared to 2022.

Gross profit. Gross profit of $66.3 million for 2023 increased $24.3 million, or 58%, compared to 2022. Excluding the effect of currency translation, gross profit increased $25.6 million, or 61%, as summarized in the following table:

	Three Months Ended March 31,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Gross profit
PLP-USA	$42,106	$26,264	$15,842	$—	$15,842	60%
The Americas	7,987	5,365	2,622	(328)	2,950	55
EMEA	9,247	6,374	2,873	(557)	3,430	54
Asia-Pacific	6,943	3,948	2,995	(389)	3,384	86
Consolidated	$66,283	$41,951	$24,332	$(1,274)	$25,606	61%

PLP-USA gross profit of $42.1 million increased by $15.8 million, or 60%, compared to the same period in 2022, primarily due to the incremental margins from the increased sales volumes and tailwinds from operational efficiencies, price increases and lower commodity costs. International gross profit for the period ended March 31, 2023 was unfavorably impacted by $1.3 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increased $3.0 million, or 55%, which was primarily the result of the incremental margin from the increased sales volumes, contributions from the October 2022 Delta acquisition as well as inventory write-offs that occurred in 2022 that did not recur. EMEA gross profit increased $3.4 million, or 54%, primarily due to the incremental margins from the increased sales volumes and the non-recurring charges recorded in 2022 related to the exit of our Russia operations. Asia-Pacific’s gross profit increased $3.4 million, or 86%, which was primarily driven by the incremental margins on the increased sales volume and cost containment measures.

Costs and expenses. Costs and expenses of $37.3 million for the three months ended March 31, 2023 increased $4.8 million, or 15%, when compared to 2022. Excluding the effect of currency translation, costs and expenses increased $5.8 million, or 18%, as summarized in the following table:

	Three Months Ended March 31,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Costs and expenses
PLP-USA	$19,906	$15,750	$4,156	$—	$4,156	26%
The Americas	5,457	5,130	327	(281)	608	12
EMEA	6,693	6,741	(48)	(418)	370	5
Asia-Pacific	5,246	4,879	367	(295)	662	14
Consolidated	$37,302	$32,500	$4,802	$(994)	$5,796	18%

PLP-USA costs and expenses of $19.9 million increased $4.2 million, or 26% year-over-year. PLP-USA’s increase was primarily attributable to increased sales, personnel and professional services costs. PLPC’s costs and expenses for the three months ended March 31, 2023 were favorably impacted by $1.0 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $5.5 million increased $0.6 million primarily due to increased sales and personnel costs. EMEA costs and expenses of $6.7 million increased by $0.4 million primarily due to increased professional services, travel and marketing-related costs, partially offset by Russia closure costs that did not recur. Asia-Pacific costs and expenses of $5.2 million increased $0.7 million primarily due to a one-time gain on the sale of capital assets recorded in March 2022 that did not recur.

Other (expense) income, net. Other expense, net of $0.7 million for the three months ended March 31, 2023 was unfavorable by $5.4 million when compared to Other income, net for the three months ended March 31, 2022 of $4.7 million. The unfavorable movement was due to a nonrecurring gain of $4.4 million that was recorded in March 2022 related to a settlement of a Company-owned life insurance policy, coupled with an increase in interest expense for the three months ended March 31, 2023.

Income taxes. Income taxes for the three months ended March 31, 2023 and 2022 were $6.8 million and $1.8 million based on pre-tax income of $28.3 million and $14.1 million, respectively. The tax rate for the three months ended March 31, 2023 and 2022 was 24% and 13%, respectively. The effective tax rate for the three months ended March 31, 2023 was higher than the effective tax rate for the same period in 2022 mainly due to higher levels of income earned in higher tax jurisdictions as well as a non-taxable benefit of $4.4 million related to the proceeds from the settlement of a Company-owned life insurance policy in 2022.

Net income. As a result of the preceding items, net income for the three months ended March 31, 2023 was $21.4 million, compared to $12.3 million for 2022. Excluding the effect of currency translation, net income increased $9.3 million as summarized in the following table. In all regions, the increase in net income was due to increases in operating income described above, partially offset by higher interest expense and higher tax expense:

	Three Months Ended March 31,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Net income (loss)
PLP-USA	$16,796	$13,239	$3,557	$—	$3,557	27%
The Americas	1,889	(71)	1,960	(64)	2,024	>100
EMEA	1,661	282	1,379	(91)	1,470	>100
Asia-Pacific	1,052	(1,165)	2,217	(62)	2,279	>100
Consolidated	$21,398	$12,285	$9,113	$(217)	$9,330	76%

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2022 filed on March 3, 2023 with the Securities and Exchange Commission and are, therefore, not presented herein.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first three months of 2023, we used cash of $8.4 million for capital expenditures and $14.1 million for a business acquisition. We ended the first three months of 2023 with $31.8 million of cash, cash equivalents and restricted cash (collectively, “Cash”). Our Cash is held in various locations throughout the world. At March 31, 2023, the majority of our Cash was held outside the U.S. We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future operating cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt, including notes payable, at March 31, 2023 was $85.2 million. At March 31, 2023, our unused availability under our credit facility (the "Facility") was $42.5 million and our bank debt to equity percentage was 22.0%. On March 2, 2022, the Company amended the Facility to increase the capacity from $65.0 million to $90.0 million. As part of this amendment, the index used to determine the interest rate changed from LIBOR to the Bloomberg Short Term Bank Yield Index (“BSBY”). The interest rate is defined as BSBY plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the BSBY spread becomes 1.500%. The amendment also allows the Company to change its rate from BSBY to the Secured Overnight Financing Rate (“SOFR”) at the Company’s discretion. The amendment extended the maturity from June 30, 2024 to March 2, 2026. On August 31, 2022, the Company amended the Facility and elected to change its rate from BSBY to SOFR, and added its New Zealand subsidiary as a co-borrower, all other terms remain the same. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At March 31, 2023, the Company was in compliance with these covenants.

Our Asia-Pacific segment had $0.2 million in restricted cash for both periods ended March 31, 2023 and December 31, 2022. The restricted cash was used to secure bank debt and is included in Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets.

On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million to fund the purchase of a corporate aircraft. In September 2020, the Company made a deposit of $6.8 million toward the purchase of the aircraft which was subsequently refunded in January 2021 and the full amount of the $20.5 million purchase price was drawn on the loan. The aircraft replaces the Company’s previously owned aircraft, which was sold in December 2020. The proceeds of the sale were used to pay off the debt associated with the previously owned aircraft. The term of the new loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $16.1 million outstanding on this debt facility at March 31, 2023, $2.1 million was classified as current. The loan is secured by the aircraft.

We expect that our major source of funding for 2023 and beyond will be our operating cash flows, our existing Cash as well as our Facility agreement. Except for current earnings in certain jurisdictions, our operating income is deemed to be indefinitely reinvested in foreign jurisdictions. We currently do not intend nor foresee a need to repatriate these funds. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months and thereafter for the foreseeable future. In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions. We also believe that we can further expand our borrowing capacity, if necessary; however, we do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

Sources and Uses of Cash

Net cash provided by operating activities for the three months ended March 31, 2023 was $25.4 million compared to $5.2 million used in operating activities in the comparable prior year three-month period. The $30.6 million increase was primarily a result of increases in net income and larger payables balances, which outpaced increases in current assets, primarily accounts receivable, inventory and prepaid expenses.

Net cash used in investing activities for the three months ended March 31, 2023 was $22.3 million compared to $10.9 million in the comparable prior year three-month period. The $11.4 million change was primarily a result of decreases in proceeds from the settlement of a Company-owned life insurance policy and sale of property and equipment in 2022 that did not recur.

Net cash used in financing activities for the three months ended March 31, 2023 was $9.3 million compared to cash provided by financing activities of $15.1 million in the comparable prior year three-month period. The $24.4 million change was primarily the result of an increase in payments on long-term debt.

We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and finance leases primarily for equipment. At March 31, 2023, we had $1.5 million of current operating lease liabilities and $7.1 million of noncurrent operating lease liabilities. Total liabilities related to finance lease obligations were less than $1 million at March 31, 2023.

As of March 31, 2023, the Company had total outstanding guarantees of $7.1 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of March 31, 2023, the Company had total outstanding letters of credit of $0.3 million.

The Company has borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At March 31, 2023 and December 31, 2022, $21.5 million and $26.1 million was outstanding, of which $14.8 million and $19.1 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.

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
•
The impact of any failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures; and
•
Those factors described under the heading “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 which was filed on March 3, 2023.

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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar. Revenue from operations in Argentina represented less than 1% of total consolidated net sales for the three-month periods ended March 31, 2023 and 2022.

As of March 31, 2023, the Company had $0.6 million in assets related to foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have an impact on fair values on such instruments of $6.7 million and a $0.1 million impact on income before income taxes at March 31, 2023.

The Company is exposed to market risk, including changes in interest rates and foreign exchange rates since we conduct business in a variety of foreign currencies. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of current and long-term borrowings of $85.2 million at March 31, 2023. A 100-basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $0.9 million for the three months ended March 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) of the Securities and Exchange Act of 1934, as amended, during the three-month period ended March 31, 2023 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding the Company’s current legal proceedings is presented in Note 5 of the Notes to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 3, 2023. In addition, the impact of COVID-19 and ongoing conflict between Russia and Ukraine could potentially exacerbate other risks discussed, any of which could have a material adverse effect on the Company. The situation continues to change, and additional impacts may arise that the Company is not aware of currently.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 28, 2021, the Board of Directors authorized a plan to repurchase up to an additional 191,163 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three-month period ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January	1,298	86.66	81,882	168,118
February	32,825	86.66	114,707	135,293
March	7,450	107.38	122,157	127,843
Total	41,573

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Number	Exhibit

31.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company

May 4, 2023	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(principal executive officer)

May 4, 2023	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(principal financial and accounting officer)