Form 10-Q
period 2023-06-30
PREFORMED LINE PRODUCTS CO
filed 2023-08-03
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended June 30, 2023

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

The number of shares outstanding as of July 24, 2023: 4,915,501

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash, cash equivalents and restricted cash	$43,160	$37,239
Accounts receivable, less allowances of $6,709 ($5,600 in 2022)	144,593	125,261
Inventories, net	148,481	147,458
Prepaid expenses	8,749	13,283
Other current assets	8,440	4,929
TOTAL CURRENT ASSETS	353,423	328,170
Property, plant and equipment, net	200,325	175,011
Operating lease, right-of-use assets	10,862	10,752
Goodwill	29,530	28,004
Other intangible assets, net	13,682	14,082
Deferred income taxes	6,415	5,320
Pension asset	836	619
Other assets	6,869	6,521
TOTAL ASSETS	$621,942	$568,479
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable	$50,033	$46,839
Notes payable to banks	13,701	18,098
Operating lease liabilities, current	1,188	1,606
Current portion of long-term debt	6,889	3,018
Accrued compensation	19,919	14,962
Accrued expenses and other liabilities	22,727	17,635
Accrued profit-sharing and other benefits	5,291	9,394
Dividends payable	1,228	1,318
Income taxes payable	5,794	2,465
TOTAL CURRENT LIABILITIES	126,770	115,335
Long-term debt, less current portion	68,944	68,420
Operating lease liabilities, noncurrent	7,496	7,023
Deferred income taxes	3,305	4,165
Other noncurrent liabilities	16,978	14,912
SHAREHOLDERS' EQUITY
Common shares – $2 par value per share, 15,000,000 shares authorized, 4,917,501 and 4,917,020 issued and outstanding, at June 30, 2023 and December 31, 2022	13,509	13,351
Common shares issued to rabbi trust, 241,343 and 245,386 shares at June 30, 2023 and December 31, 2022, respectively	(10,039)	(10,261)
Deferred compensation liability	10,039	10,261
Paid-in capital	56,943	53,646
Retained earnings	500,726	460,930
Treasury shares, at cost, 1,840,552 and 1,758,901 shares at June 30, 2023 and December 31, 2022, respectively	(109,143)	(99,303)
Accumulated other comprehensive loss	(63,586)	(69,987)
TOTAL PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS' EQUITY	398,449	358,637
Noncontrolling interest	-	(13)
TOTAL SHAREHOLDERS' EQUITY	398,449	358,624
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$621,942	$568,479

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Thousands of dollars, except share and per share data)
Net sales	$181,813	$163,471	$363,637	$301,694
Cost of products sold	115,486	110,765	231,026	207,037
GROSS PROFIT	66,327	52,706	132,611	94,657
Costs and expenses
Selling	13,013	11,668	25,401	22,328
General and administrative	18,220	16,948	36,830	33,256
Research and engineering	5,760	5,363	10,953	10,137
Other operating expense, net	1,186	778	2,298	1,536
	38,179	34,757	75,482	67,257
OPERATING INCOME	28,148	17,949	57,129	27,400
Other (expense) income
Interest income	419	104	723	216
Interest expense	(1,134)	(784)	(2,199)	(1,310)
Other income, net	108	495	147	5,599
	(607)	(185)	(1,329)	4,505
INCOME BEFORE INCOME TAXES	27,541	17,764	55,800	31,905
Income tax expense	7,077	4,043	13,917	5,883
NET INCOME	$20,464	$13,721	$41,883	$26,022
Net loss (income) attributable to noncontrolling interests	8	(9)	(13)	(25)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$20,472	$13,712	$41,870	$25,997
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,944	4,940	4,940	4,934
Diluted	5,024	4,955	5,013	4,954
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$4.14	$2.78	$8.48	$5.27
Diluted	$4.08	$2.77	$8.35	$5.25

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Thousands of dollars)
Net income	$20,464	$13,721	$41,883	$26,022
Other comprehensive income, net of tax:
Foreign currency translation adjustment	2,301	(10,190)	6,223	(8,089)
Recognized net actuarial gain	89	90	178	179
Other comprehensive income, net of tax	2,390	(10,100)	6,401	(7,910)
Comprehensive loss (income) attributable to noncontrolling interests	8	(9)	(13)	(25)
COMPREHENSIVE INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$22,862	$3,612	$48,271	$18,087

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$41,883	$26,022
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	8,964	6,874
Deferred income taxes	(2,011)	(2,591)
Share-based compensation expense	2,791	1,913
Loss on exit of business	—	1,196
Loss (gain) on sale of property and equipment	44	(842)
Gain from company owned life insurance policy	—	(4,364)
Other, net	4,096	659
Changes in operating assets and liabilities:	(9,917)	(35,044)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	45,850	(6,177)
INVESTING ACTIVITIES
Capital expenditures	(17,177)	(13,809)
Proceeds from the sale of property and equipment	129	3,157
Proceeds from company owned life insurance policy	—	6,909
Acquisition of businesses, net of cash	(12,089)	(12,990)
NET CASH USED IN INVESTING ACTIVITIES	(29,137)	(16,733)
FINANCING ACTIVITIES
(Payments) proceeds of notes payable to banks	(4,243)	856
Proceeds from long-term debt	104,183	83,352
Payments of long-term debt	(100,283)	(64,940)
Dividends paid	(2,143)	(2,061)
Proceeds from issuance of common shares	664	117
Purchase of common shares for treasury	(116)	(66)
Purchase of common shares for treasury from related parties	(9,724)	(1,729)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(11,662)	15,529
Effects of exchange rate changes on cash, cash equivalents and restricted cash	870	1,078
Net increase (decrease) in cash, cash equivalents and restricted cash	5,921	(6,303)
Cash, cash equivalents and restricted cash at beginning of year	37,239	36,406
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$43,160	$30,103

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)

Balance at December 31, 2022	$13,351	$(10,261)	$10,261	$53,646	$460,930	$(99,303)	$(65,495)	$(4,492)	$358,637	$(13)	$358,624
Net income					21,398				21,398	21	21,419
Foreign currency translation adjustment							3,922		3,922		3,922
Recognized net actuarial gain, net of tax provision of $28								89	89		89
Total comprehensive income									25,409	21	25,430
Share-based compensation				1,066					1,066		1,066
Purchase of 41,573 common shares						(3,740)			(3,740)		(3,740)
Issuance of 72,477 common shares	140			244					384		384
Common shares distributed from rabbi trust of 3,541, net		185	(185)						—		—
Cash dividends declared – $0.20 per share					(1,050)				(1,050)		(1,050)
Balance at March 31, 2023 (unaudited)	$13,491	$(10,076)	$10,076	$54,956	$481,278	$(103,043)	$(61,573)	$(4,403)	$380,706	$8	$380,714
Net income					20,472				20,472	(8)	20,464
Foreign currency translation adjustment							2,301		2,301		2,301
Recognized net actuarial gain, net of tax provision of $28								89	89		89
Total comprehensive income									22,862	(8)	22,854
Share-based compensation				1,725					1,725		1,725
Purchase of 40,078 common shares						(6,100)			(6,100)		(6,100)
Issuance of 9,655 common shares	18			262					280		280
Common shares distributed from rabbi trust of 502, net		37	(37)						(0)		(0)
Cash dividends declared – $0.20 per share					(1,024)				(1,024)		(1,024)
Balance at June 30, 2023	$13,509	$(10,039)	$10,039	$56,943	$500,726	$(109,143)	$(59,272)	$(4,314)	$398,449	$-	$398,449

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)

Balance at December 31, 2021	$13,185	$(10,102)	$10,102	$47,814	$410,673	$(93,836)	$(56,223)	$(5,496)	$316,117	$(17)	$316,100
Net income					12,285				12,285	16	12,301
Foreign currency translation adjustment							2,101		2,101		2,101
Recognized net actuarial gain, net of tax provision of $28								89	89		89
Total comprehensive income									14,475	16	14,491
Share-based compensation				871					871		871
Purchase of 29,436 common shares						(1,795)			(1,795)		(1,795)
Issuance of 62,387 common shares	117			162					279		279
Common shares issued to rabbi trust of 1,347, net		(99)	99						—		—
Cash dividends declared – $0.20 per share					(1,037)				(1,037)		(1,037)
Balance at March 31, 2022	$13,302	$(10,201)	$10,201	$48,847	$421,921	$(95,631)	$(54,122)	$(5,407)	$328,910	$(1)	$328,909
Net income					13,712				13,712	9	13,721
Foreign currency translation adjustment							(10,190)		(10,190)		(10,190)
Recognized net actuarial gain, net of tax provision of $28								90	90		90
Total comprehensive income									3,612	9	3,621
Share-based compensation				1,042					1,042		1,042
Issuance of 484 common shares	1			29					30		30
Common shares issued to rabbi trust of 484, net		(30)	30						—		—
Cash dividends declared – $0.20 per share					(915)				(915)		(915)
Balance at June 30, 2022	$13,303	$(10,231)	$10,231	$49,918	$434,718	$(95,631)	$(64,312)	$(5,317)	$332,679	$8	$332,687
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Tables in thousands of dollars, except share and per share data, unless specifically noted)

Note 1 – Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Preformed Line Products Company and subsidiaries (the “Company” or “PLPC”) have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Form 10-K for the year ended December 31, 2022, filed on March 3, 2023 with the Securities and Exchange Commission. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities and Exchange Commission.

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full-year ending December 31, 2023.

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

Disaggregated Revenue

The Company’s revenues by segment and product type are as follows:

	Three Months Ended June 30, 2023
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	60%	70%	46%	72%	60%
Communications	36%	28%	51%	3%	33%
Special Industries	4%	2%	3%	25%	7%
Total	100%	100%	100%	100%	100%

	Three Months Ended June 30, 2022
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	58%	69%	51%	73%	60%
Communications	38%	29%	43%	3%	32%
Special Industries	4%	2%	6%	24%	8%
Total	100%	100%	100%	100%	100%

	Six Months Ended June 30, 2023
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	59%	69%	40%	71%	58%
Communications	37%	29%	57%	3%	35%
Special Industries	4%	2%	3%	26%	7%
Total	100%	100%	100%	100%	100%

	Six Months Ended June 30, 2022
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	57%	71%	53%	70%	60%
Communications	39%	27%	40%	2%	32%
Special Industries	4%	2%	7%	28%	8%
Total	100%	100%	100%	100%	100%

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

	Six Months Ended June 30,
	2023	2022
Allowance for credit losses, beginning of period	$5,021	$3,091
Additions charged to costs and expenses	1,132	1,341
Write-offs	(21)	(237)
Foreign exchange and other	80	(24)
Allowance for credit losses, end of period	$6,212	$4,171

Note 3 – Inventories, Net

Inventories, net

	June 30, 2023	December 31, 2022
Raw materials	$102,449	$104,872
Work-in-process	15,915	14,450
Finished products	44,430	41,295
Inventories, net of excess and obsolete inventory reserve	162,795	160,617
Excess of current cost over LIFO cost	(14,314)	(13,159)
Inventories at LIFO cost	$148,481	$147,458

Costs for inventories of certain material, mainly in the U.S., are determined using the LIFO method and totaled approximately $70.3 million at June 30, 2023 and $68.3 million at December 31, 2022. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three-month periods ended June 30, 2023 and 2022, the net change in LIFO inventories resulted in expense of $0.6 million and $2.1 million, respectively, to Cost of products sold. During the six-month periods ended June 30, 2023 and 2022, the net change in LIFO inventories resulted in expense of $1.2 million and of $3.4 million, respectively, to Cost of products sold. The Company’s reserves for excess and obsolete inventory was $13.7 million at June 30, 2023 and $10.8 million at December 31, 2022.

Note 4 – Property and Equipment, Net

Major classes of property, plant and equipment are stated at cost and were as follows:

	June 30, 2023	December 31, 2022
Land and improvements	$20,961	$19,609
Buildings and improvements	113,227	102,245
Machinery, equipment and aircraft	221,861	218,549
Construction in progress	40,540	31,076
Property, plant and equipment, gross	396,588	371,479
Less accumulated depreciation	(196,263)	(196,468)
Property, plant and equipment, net	$200,325	$175,011

Note 5 – Contingent Liabilities

The Company can be party to a variety of pending legal proceedings and claims arising in the normal course of business, including, but not limited to, litigation relating to employment, workers’ compensation, product liability, environmental and intellectual property. The Company has liability insurance to cover many of these claims.

Although the outcomes of these matters are not predictable with certainty, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the event the Company determines that a loss is not probable, but is reasonably possible, and the likelihood to develop what the Company believes to be a reasonable range of potential loss exists, the Company will include disclosure related to such matters. To the extent that there is a reasonable possibility the losses could exceed amounts already accrued, the Company will adjust the accrual in the period in which the determination is made, disclose an estimate of the additional loss or range of loss and if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of June 30, 2023 and December 31, 2022, the Company maintained a reserve of approximately $2.1 million and $1.8 million, respectively, representing its best estimate for losses to be incurred on global legal matters.

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

Note 6 – Pension Plans

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “U.S. Plan”). Net periodic pension expense (income) for the U.S. Plan for the three and six month periods ended June 30, 2023 and 2022, respectively, follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest cost	392	297	$785	$594
Expected return on plan assets	(501)	(601)	(1,001)	(1,202)
Recognized net actuarial loss	117	117	233	234
Net periodic pension expense (income)	$8	$(187)	$17	$(374)

There were no contributions to the U.S. Plan during the six months ended June 30, 2023 and 2022. The Company is currently evaluating the option to contribute to the U.S. Plan during 2023. Components of retirement benefits expense (income) are included in Other (expense) income, net in the Consolidated Statements of Income.

Note 7 – Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
		Cumulative			Cumulative
	Unrecognized	Translation		Unrecognized	Translation
	Benefit Cost	Adjustment	Total	Benefit Cost	Adjustment	Total
Balance at April 1	$(4,403)	$(61,573)	$(65,976)	$(5,407)	$(54,122)	$(59,529)
Other comprehensive income before reclassifications:
Gain on foreign currency translation adjustment	—	2,301	2,301	—	(10,190)	(10,190)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	89	—	89	90	—	90

Net current period other comprehensive income (loss)	89	2,301	2,390	90	(10,190)	(10,100)
Balance at June 30	$(4,314)	$(59,272)	$(63,586)	$(5,317)	$(64,312)	$(69,629)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
		Cumulative			Cumulative
	Unrecognized	Translation		Unrecognized	Translation
	Benefit Cost	Adjustment	Total	Benefit Cost	Adjustment	Total
Balance at January 1	$(4,492)	$(65,495)	$(69,987)	$(5,496)	$(56,223)	$(61,719)
Other comprehensive income before reclassifications:
Gain on foreign currency translation adjustment	—	6,223	6,223	—	(8,089)	(8,089)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	178	—	178	179	—	179

Net current period other comprehensive income (loss)	178	6,223	6,401	179	(8,089)	(7,910)
Balance at June 30	$(4,314)	$(59,272)	$(63,586)	$(5,317)	$(64,312)	$(69,629)

(a)
This AOCI component is included in the computation of net periodic pension expense (income) as noted in Note 6 – Pension Plans.

Note 8 – Debt and Credit Arrangements

On March 2, 2022, the Company amended its credit facility (the "Facility") to increase the capacity from $65.0 million to $90.0 million. As part of this amendment, the index used to determine the interest rate changed from LIBOR to the Bloomberg Short Term Bank Yield Index (“BSBY”). The interest rate is defined as BSBY plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the BSBY spread becomes 1.500%. The amendment also allows the Company to change its rate from BSBY to the Secured Overnight Financing Rate (“SOFR”) at the Company’s discretion. The amendment extended the maturity from June 30, 2024 to March 2, 2026. On August 31, 2022, the Company amended the Facility and elected to change its rate from BSBY to SOFR, and added its New Zealand subsidiary as a co-borrower. All other terms remain the same. At June 30, 2023, the Company had utilized $53.0 million with $37.0 million available on the Facility, net of long-term outstanding letters of credit of $0.1 million. Our bank debt to equity percentage was 22.5%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At June 30, 2023, the Company was in compliance with these covenants.

On January 19, 2021, the Company purchased a new aircraft for $20.5 million and received funding for a term loan from PNC Equipment Finance, LLC for the full amount of the purchase price. The term of the loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $15.7 million outstanding on this debt facility at June 30, 2023, $2.1 million was classified as current. The loan is secured by the aircraft.

The Company has borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At June 30, 2023, and December 31, 2022, $21.0 million and $26.1 million was outstanding, of which $18.5 million and $19.1 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.

For both periods ended June 30, 2023 and December 31, 2022, the Company’s Asia-Pacific segment had $0.2 million in restricted cash used to secure bank debt. The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash, cash equivalents and restricted cash.

Note 9 – Income Taxes

For the three-month period ended June 30, 2023 and 2022, the Company’s effective tax rate was 26% and 23%, respectively. The higher effective tax rate for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to the unfavorable impact from the mix of earned income in certain foreign jurisdictions, as well as an increase in the limitations on the deductibility of executive compensation. For the six-month period ended June 30, 2023 and 2022, the Company’s effective tax rate was 25% and 18%, respectively. The higher effective tax rate for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to non-taxable benefit of $4.4 million related to the proceeds from a settlement of a Company-owned life insurance policy in 2022, an increase in the limitation on the deductibility of executive compensation as well an unfavorable impact from the mix of earned income in certain foreign jurisdictions.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the period ended June 30, 2023, the Company did not record any additional valuation allowances in various jurisdictions on their deferred tax assets.

For the six-month periods ending June 30, 2023, the Company did not record any new uncertain tax positions.

Note 10 – Computation of Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and six months ended June 30, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net income	$20,472	$13,712	$41,870	$25,997

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	4,944	4,940	4,940	4,934
Dilutive effect – share-based awards	80	15	73	20
Diluted weighted-average common shares outstanding	5,024	4,955	5,013	4,954

Earnings per common share
Basic	$4.14	$2.78	$8.48	$5.27
Diluted	$4.08	$2.77	$8.35	$5.25

For the three months ended June 30, 2023 and 2022, there were zero and 18,000 stock options, respectively, which were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. For the six months ended June 30, 2023 and 2022, there were zero and 23,000 stock options, respectively, which were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

Note 11 – Goodwill and Other Intangibles

The Company’s finite and indefinite-lived intangible assets consist of the following:

	June 30, 2023		December 31, 2022
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	998	(287)	1,175	(414)
Trademark	1,985	(1,634)	1,963	(1,576)
Technology	7,040	(3,450)	6,950	(3,189)
Customer relationships	19,104	(10,074)	18,637	(9,464)
	$33,933	$(20,251)	$33,531	$(19,449)
Indefinite-lived intangible assets
Goodwill	$29,530		$28,004

The aggregate amortization expense for other intangibles with finite lives for the three and six months ended June 30, 2023 was $0.5 million and $1.0 million, respectively. The aggregate amortization expense for other intangibles with finite lives for the three and six months ended June 30, 2022 was $0.5 million and $1.1 million, respectively. Amortization expense is estimated to be $0.9 million for the remainder of 2023, $1.7 million for 2024, $1.5 million for 2025, and $1.4 million for 2026 and 2027. The weighted-average remaining amortization period is approximately 11.8 years. The weighted-average remaining amortization period by intangible asset class; land use rights, 52.0 years; trademark, 13.1 years; technology, 7.6 years and customer relationships, 10.0 years.

The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. The Company performs additional interim impairment assessments as circumstances warrant. There were no indicators of impairment noted for the period ending June 30, 2023.

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

The Company’s only intangible asset with an indefinite life is goodwill. The Company’s goodwill is not deductible for tax purposes. Changes in the carrying amount of goodwill by reporting unit are shown in the following table:

	PLP-USA	The Americas	EMEA	Asia-Pacific	Total

Balance at January 1, 2023	$3,078	$9,597	$15,329	$—	$28,004
Acquisitions	—	387	20	—	407
Currency translation	—	628	491	—	1,119
Balance at June 30, 2023	$3,078	$10,612	$15,840	$—	$29,530

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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

Description	Balance as of June 30, 2023	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$217	$—	$217	$—
Total assets	$217	$—	$217	$—

Liabilities:
Foreign currency forward contracts	$—	$—	$—	$—
Supplemental profit sharing plan	7,688	—	7,688	—
Total liabilities	$7,688	$—	$7,688	$—

Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$548	$—	$548	$—
Total assets	$548	$—	$548	$—

Liabilities:
Foreign currency forward contracts	$81	$—	$81	$—
Supplemental profit sharing plan	7,299	—	7,299	—
Total liabilities	$7,380	$—	$7,380	$—

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions. These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in Other operating expense, net on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three and six months ended June 30, 2023, the Company recognized net losses of $0.5 million and $0.4 million, respectively, on foreign currency forward contracts. For the three and six months ended June 30, 2022, the Company recognized net gains of $3.1 million and $1.0 million, respectively, on foreign currency forward contracts. The derivative financial instrument contracts are with major investment grade financial institutions, and we do not anticipate any material non-performance by any of the counterparties.

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives. The liability for this unfunded Supplemental Profit Sharing Plan was $7.7 million at June 30, 2023 and was $7.3 million at December 31, 2022. These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

The carrying value of the Company’s current financial instruments, which include cash, cash equivalents and restricted cash, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments.

At June 30, 2023 and December 31, 2022, the fair value of the Company’s long-term debt was estimated using a discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	June 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$69,939	$71,166	$68,054	$71,438

Note 13 – Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.

The following tables present a summary of the Company’s reportable operating segments for the three and six months ended June 30, 2023 and 2022. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales
PLP-USA	$96,977	$83,422	$194,155	$159,347
The Americas	21,494	22,436	44,061	41,399
EMEA	37,306	32,845	76,340	60,317
Asia-Pacific	26,036	24,768	49,081	40,631
Total net sales	$181,813	$163,471	$363,637	$301,694

Intersegment sales
PLP-USA	$9,013	$6,830	$20,975	$10,950
The Americas	4,296	4,142	8,509	6,857
EMEA	1,423	884	2,956	1,570
Asia-Pacific	6,094	8,064	13,103	14,748
Total intersegment sales	$20,826	$19,920	$45,543	$34,125

Gross profit
PLP-USA	$41,234	$29,940	$83,341	$56,204
The Americas	8,198	7,967	16,185	13,332
EMEA	9,518	7,958	18,765	14,332
Asia-Pacific	7,377	6,841	14,320	10,789
Total gross profit	$66,327	$52,706	$132,611	$94,657

Net income attributable to Preformed Line Products Company shareholders
PLP-USA	$14,887	$9,360	$31,683	$22,602
The Americas	2,750	2,637	4,639	2,566
EMEA	1,876	1,293	3,537	1,576
Asia-Pacific	959	422	2,011	(747)
Total net income attributable to Preformed Line Products Company shareholders	$20,472	$13,712	$41,870	$25,997

Note 14 – Acquisitions of Businesses

Acquisition of Pilot Plastics

On February 1, 2023, the Company acquired substantially all of the assets of Pilot Plastics, headquartered in Akron, Ohio. Pilot Plastics is an injection molding manufacturer and the acquisition will expand the Company's injection molding capabilities and further enhance the Company's domestic manufacturing footprint. The purchase price was approximately $13.8 million, net of cash as of the closing date. The purchase price is subject to a holdback of approximately $1.7 million. To fund the Pilot Plastics acquisition, the Company borrowed on the Facility.

The acquisition of Pilot Plastics is accounted for using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recognized at their respective fair values on the acquisition date. The process of estimating the fair values of certain tangible assets, and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates.

The table below summarizes the fair values of the assets acquired and liabilities assumed on the acquisition date, inclusive of the preliminary measurement period adjustments recorded as of June 30, 2023, which were not material. The measurement period remains open and future adjustments are not expected to have a material impact to the Consolidated Statements of Income.

Adjusted Preliminary Allocation
Accounts receivable	$970
Inventory	585
Property, plant and equipment and other assets	13,628
Accounts payable	(1,299)
Other current liabilities	(71)
Total identifiable net assets	13,813
Total consideration, net of cash received	$13,813

Due to the consideration transferred equaling the fair value of the assets acquired, no residual goodwill was recognized. From the date of the acquisition through June 30, 2023, the Company’s consolidated financial statements included Pilot Plastics sales of approximately $3.3 million and are reported in the PLP-USA segment.

Acquisition of Delta Conectores, S.A. de C.V.

On October 3, 2022, the Company acquired Delta Conectores, S.A. de C.V. ("Delta"), a Mexico entity headquartered in Aguascalientes, Mexico, from its shareholders. Delta designs and manufactures substation connector systems and accessory hardware for high voltage AC systems in Mexico. The acquisition of Delta will expand the Company's operational and technical capabilities in the region while supporting its overall substation strategy. The purchase price was approximately $3.8 million, net of cash received, subject to a holdback of $0.6 million.

The acquisition of Delta has been accounted for using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recognized at their respective fair values on the acquisition date. The process of estimating the fair values of certain tangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The fair value of the net assets acquired was $3.4 million and the measurement period adjustments did not have a material impact to the consolidated Statements of Income. The measurement period remains open and future adjustments are not expected to have a material impact to the Consolidated Statements of Income.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Delta. The goodwill recognized of $0.4 million is not expected to be deductible for tax purposes. From the date of the acquisition through June 30, 2023, the Company’s consolidated financial statements included Delta sales of approximately $5.2 million and is reported in The Americas segment.

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

Note 15 – Exit of Russian Operations

Due to the ongoing conflict in Ukraine and overt hostilities shown by Russia in the conflict, the Company decided to exit its Russian operations in March 2022, which was completed during the third quarter of 2022. The Russian operations did not have a material impact to the consolidated financial statements with net sales of $0.3 million for the twelve months ended December 31, 2022. As a result of the decision to exit operations, net charges of approximately $1.0 million were recorded for the twelve months ended December 31, 2022, mainly as a result of asset impairments and one-time termination benefits. These impacts were included in Cost of products sold, General and administrative expense, or Other income, net, as appropriate. In Note 13 – Segment Information, these charges were recorded in the EMEA segment.

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

PREFACE

The following discussion describes our results of operations for the three and six months ended June 30, 2023 and 2022. Our consolidated financial statements are prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends.

Net sales of $181.8 million for the three months ended June 30, 2023, was an increase of $18.3 million year-over-year and net sales of $363.6 million for the six months ended June 30, 2023, was an increase of $61.9 million year-over-year. In the three and six months ended June 30, 2023, the inflationary headwinds we experienced related to raw materials, specifically plastic resins, aluminum and sand (grit), have partially subsided. Costs related to shipping and freight have similarly fallen from their 2022 peak. The decreases in these underlying costs along with the impacts of our previous price increases have benefited gross margins. For PLP-USA, our largest business segment, we saw a year-over-year benefit for the three and six month periods of $5.4 million and $8.4 million, respectively related to the reduction in these costs. Given the uncertainties in the macro-economic environment, we cannot determine if these trends will continue. If inflationary pressures increase again, it may require further price adjustments to maintain profit margin and any price increases may have a negative effect on demand.

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. PLPC’s foreign currency exchange losses were primarily related to translating into U.S. dollars its foreign currency denominated loans, trade receivables and royalty receivables from its foreign subsidiaries at the June 30, 2023 exchange rates. The fluctuations of foreign currencies during the three and six months ended June 30, 2023 had an unfavorable impact on net sales of $2.5 million and $7.1 million, respectively. The fluctuations on foreign currencies during the three and six months ended June 30, 2023 had an unfavorable impact on net income of $0.4 million and $0.6 million, respectively. On a reportable segment basis, the impact of foreign currency translation on net sales and net income for the three and six months ended June 30, 2023 and 2022, was as follows:

	Foreign Currency Translation Impact
	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
(Thousands of dollars)	Net Sales	Net Income	Net Sales	Net Income
The Americas	$(1,280)	$(178)	$(2,437)	$(242)
EMEA	18	(127)	(2,147)	(218)
Asia-Pacific	(1,201)	(53)	(2,473)	(116)
Total	$(2,463)	$(358)	$(7,057)	$(576)

As shown in our strong financial results, we believe our business portfolio and our financial position are sound and strategically well-positioned. We remain focused on assessing our global market opportunities and overall manufacturing capacity in conjunction with the requirements of local manufacturing in the markets that we serve. The growth in PLP-USA net sales required additional investment within our PLP-USA facilities, both in the form of operational capacity as well as increased warehouse space. These investments in our U.S. operations will allow us to further enhance the service we provide to our U.S. customers in 2023. If necessary, we will modify redundant processes and further utilize our global manufacturing network to manage costs, increase sales volume and deliver value to our customers. We have continued to invest in the business to expand into new markets for the Company, evaluate strategic mergers and acquisitions, improve efficiency, develop new products and increase our capacity. Our liquidity remains strong, and we currently have a bank debt to equity percentage of 22.5%. We can borrow needed funds at a competitive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THREE MONTHS ENDED JUNE 30, 2022

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended June 30, 2023 and 2022. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended June 30,
(Thousands of dollars)	2023		2022		Change
Net sales	$181,813	100.0%	$163,471	100.0%	$18,342
Cost of products sold	115,486	63.5	110,765	67.8	4,721
GROSS PROFIT	66,327	36.5	52,706	32.2	13,621
Costs and expenses	38,179	21.0	34,757	21.3	3,423
OPERATING INCOME	28,148	15.5	17,949	11.0	10,199
Other (expense) income, net	(607)	(0.3)	(185)	(0.1)	(422)
INCOME BEFORE INCOME TAXES	27,541	15.1	17,764	10.9	9,777
Income taxes	7,077	3.9	4,043	2.5	3,034
NET INCOME	20,464	11.3	13,721	8.4	6,743
Net loss (income) attributable to noncontrolling interests	8	0.0	(9)	(0.0)	17
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$20,472	11.3%	$13,712	8.4%	$6,760

Net sales. In 2023, net sales were $181.8 million, an increase of $18.3 million, or 11%, compared to 2022. Excluding the effect of currency translation, net sales increased 13% as summarized in the following table:

	Three Months Ended June 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Net sales
PLP-USA	$96,977	$83,422	$13,555	$—	$13,555	16%
The Americas	21,494	22,436	(942)	(1,280)	338	2
EMEA	37,306	32,845	4,461	18	4,443	14
Asia-Pacific	26,036	24,768	1,268	(1,201)	2,469	10
Consolidated	$181,813	$163,471	$18,342	$(2,463)	$20,805	13%

The increase in PLP-USA net sales of $13.6 million, or 16%, was primarily due to a volume increase in energy product and communication sales as well as the impact from price increases. International net sales for the three months ended June 30, 2023 were unfavorably affected by $2.5 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $21.5 million increased $0.3 million, or 2%, primarily due to volume increases from the October 2022 Delta acquisition, partially offset by volume decreases in the region. EMEA net sales of $37.3 million increased $4.4 million, or 14%, primarily due to volume increases in communication sales. Asia-Pacific net sales of $26.0 million increased $2.5 million, or 10%, due to volume increases in special industries and energy products.

Gross profit. Gross profit of $66.3 million for 2023 increased $13.6 million, or 26%, compared to 2022. Excluding the effect of currency translation, gross profit increased $14.5 million, or 27%, as summarized in the following table:

	Three Months Ended June 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Gross profit
PLP-USA	$41,234	$29,940	$11,294	$—	$11,294	38%
The Americas	8,198	7,967	231	(315)	546	7
EMEA	9,518	7,958	1,560	(171)	1,731	22
Asia-Pacific	7,377	6,840	537	(365)	902	13
Consolidated	$66,327	$52,706	$13,621	$(851)	$14,472	27%

PLP-USA gross profit of $41.2 million increased by $11.3 million, or 38%, compared to the same period in 2022, primarily due to the incremental margins from the increased sales volumes, price increases and lower material costs. International gross profit for the period ended June 30, 2023 was unfavorably impacted by $0.9 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increased $0.5 million, or 7%, which was primarily the result of higher margin from lower material costs. EMEA gross profit increased $1.7 million, or 22%, primarily due to the incremental margins from the increased sales volumes and lower manufacturing expenses. Asia-Pacific’s gross profit increased $0.9 million, or 13%, which was primarily driven by the incremental margins on the increased sales volume and lower manufacturing costs.

Costs and expenses. Costs and expenses of $38.2 million for the three months ended June 30, 2023 increased $3.4 million, or 10%, when compared to 2022. Excluding the effect of currency translation, costs and expenses increased $3.9 million, or 11%, as summarized in the following table:

	Three Months Ended June 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Costs and expenses
PLP-USA	$20,459	$17,701	$2,758	$—	$2,758	16%
The Americas	5,001	4,130	871	(188)	1,059	26
EMEA	6,819	6,488	331	3	328	5
Asia-Pacific	5,900	6,438	(538)	(284)	(254)	(4)
Consolidated	$38,179	$34,757	$3,422	$(469)	$3,891	11%

PLP-USA costs and expenses of $20.5 million increased $2.8 million, or 16% year-over-year. PLP-USA’s increase was primarily attributable to increased salary-related expenses, sales, personnel and insurance costs. PLPC’s costs and expenses for the three months ended June 30, 2023 were favorably impacted by $0.5 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $5.0 million increased $1.1 million primarily due to increased salary-related and professional services costs. EMEA costs and expenses of $6.8 million increased by $0.3 million primarily due to increased salary-related costs. Asia-Pacific costs and expenses of $5.9 million decreased $0.3 million primarily due to one-time expenses to streamline operations recorded in the second quarter of 2022 that did not recur.

Other (expense) income, net. Other expense, net of $0.6 million for the three months ended June 30, 2023 was unfavorable by $0.4 million when compared to Other expense, net of $0.2 million for the three months ended June 30, 2022. The unfavorable movement was due to higher interest expense.

Income taxes. Income taxes for the three months ended June 30, 2023 and 2022 were $7.1 million and $4.0 million based on pre-tax income of $27.5 million and $17.8 million, respectively. The tax rate for the three months ended June 30, 2023 and 2022 was 26% and 23%, respectively. The effective tax rate for the three months ended June 30, 2023 was higher than the effective tax rate for the same period in 2022 mainly due to higher levels of income earned in higher tax jurisdictions as well as an increase in the limitation on the deductibility of executive compensation.

Net income. As a result of the preceding items, net income for the three months ended June 30, 2023 was $20.5 million, compared to $13.7 million for 2022. Excluding the effect of currency translation, net income increased $7.1 million as summarized in the following table. In all regions, the increase in net income was due to increases in operating income described above, partially offset by higher interest expense and higher tax expense:

	Three Months Ended June 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Net income (loss)
PLP-USA	$14,887	$10,387	$4,500	$—	$4,500	43%
The Americas	2,750	2,637	113	(178)	291	11
EMEA	1,876	269	1,607	(127)	1,734	>100
Asia-Pacific	959	419	540	(53)	593	>100
Consolidated	$20,472	$13,712	$6,760	$(358)	$7,118	52%

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO SIX MONTHS ENDED JUNE 30, 2022

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the six months ended June 30, 2023 and 2022. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended June 30,
(Thousands of dollars)	2023		2022		Change
Net sales	$363,637	100.0%	$301,694	100.0%	$61,943
Cost of products sold	231,026	63.5	207,037	68.6	23,990
GROSS PROFIT	132,611	36.5	94,657	31.4	37,954
Costs and expenses	75,482	20.8	67,257	22.3	8,225
OPERATING INCOME	57,129	15.7	27,400	9.1	29,729
Other (expense) income, net	(1,329)	(0.4)	4,505	1.5	(5,835)
INCOME BEFORE INCOME TAXES	55,800	15.3	31,905	10.6	23,895
Income taxes	13,917	3.8	5,883	1.9	8,034
NET INCOME	41,883	11.5	26,022	8.6	15,860
Net income attributable to noncontrolling interests	(13)	(0.0)	(25)	(0.0)	12
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$41,870	11.5%	$25,997	8.6%	$15,872

Net sales. Net sales were $363.6 million for the six months ended June 30, 2023, an increase of $61.9 million, or 21%, compared to 2022. Excluding the effect of currency translation, net sales increased 23% as summarized in the following table:

	Six Months Ended June 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Net sales
PLP-USA	$194,155	$159,347	$34,808	$—	$34,808	22%
The Americas	44,061	41,399	2,662	(2,437)	5,099	12
EMEA	76,340	60,317	16,023	(2,147)	18,170	30
Asia-Pacific	49,081	40,631	8,450	(2,473)	10,923	27
Consolidated	$363,637	$301,694	$61,943	$(7,057)	$69,000	23%

The increase in PLP-USA net sales of $34.8 million, or 22%, was primarily due to a volume increase in energy products and communication sales as well as the impact from price increases. International net sales for the six months ended June 30, 2023 were unfavorably affected by $7.1 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $44.1 million increased $5.1 million, or 12%, primarily due to the volume increases from the October 2022 acquisition of Delta. EMEA net sales of $76.3 million increased $18.2 million, or 30%, primarily due to volume increases in communication sales. Asia-Pacific net sales of $49.1 million increased $10.9 million, or 27%, primarily due to volume increases in energy product sales.

Gross profit. Gross profit of $132.6 million for 2023 increased $38.0 million, or 40%, compared to 2022. Excluding the effect of currency translation, gross profit increased $40.1 million, or 42%, as summarized in the following table:

	Six Months Ended June 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Gross profit
PLP-USA	$83,340	$56,204	$27,136	$—	$27,136	48%
The Americas	16,185	13,332	2,853	(643)	3,496	26
EMEA	18,765	14,332	4,433	(729)	5,162	36
Asia-Pacific	14,320	10,788	3,532	(754)	4,286	40
Consolidated	$132,611	$94,657	$37,954	$(2,126)	$40,080	42%

PLP-USA gross profit of $83.3 million increased by $27.1 million, or 48%, compared to the same period in 2022, primarily due to the incremental margins from the increased sales volumes and tailwinds from operational efficiencies, price increases and lower material costs. International gross profit for the period ended June 30, 2023 was unfavorably impacted by $2.1 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increased $3.5 million, or 26%, which was primarily the result of the incremental margin from the increased sales volumes, and contributions from the October 2022 Delta acquisition. EMEA gross profit increased $5.2 million, or 36%, primarily due to the incremental margins from the increased sales volumes and the non-recurring charges recorded in 2022 related to the exit of our Russia operations. Asia-Pacific’s gross profit increased $4.3 million, or 40%, which was primarily driven by the incremental margins on the increased sales volume and cost containment measures.

Costs and expenses. Costs and expenses of $75.5 million for the six months ended June 30, 2023 increased $8.2 million, or 12%, when compared to 2022. Excluding the effect of currency translation, costs and expenses increased $9.7 million, or 14%, as summarized in the following table:

	Six Months Ended June 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Costs and expenses
PLP-USA	$40,365	$33,450	$6,915	$—	$6,915	21%
The Americas	10,458	9,261	1,197	(469)	1,666	18
EMEA	13,512	13,229	283	(414)	697	5
Asia-Pacific	11,147	11,317	(170)	(579)	409	4
Consolidated	$75,482	$67,257	$8,225	$(1,462)	$9,687	14%

PLP-USA costs and expenses of $40.4 million increased $6.9 million, or 21% year-over-year. PLP-USA’s increase was primarily attributable to increased salary-related, sales, personnel and insurance costs. PLPC’s costs and expenses for the six months ended June 30, 2023 were favorably impacted by $1.5 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $10.5 million increased $1.7 million primarily due to increased salary-related costs, and bad debt expense. EMEA costs and expenses of $13.5 million increased by $0.7 million primarily due to increased salary-related, professional services, travel and marketing-related costs, partially offset by Russia closure costs that did not recur. Asia-Pacific costs and expenses of $11.1 million increased $0.4 million primarily due to increased sales and professional services, offset by one-time expenses to streamline operations recorded in the second quarter of 2022 that did not recur.

Other (expense) income, net. Other expense, net of $1.3 million for the six months ended June 30, 2023 was unfavorable by $5.8 million when compared to Other income, net of $4.5 million for the six months ended June 30, 2022. The unfavorable movement was primarily due to a nonrecurring gain of $4.4 million that was recorded in March 2022 related to a settlement of a Company-owned life insurance policy, and higher interest expense for the six months ended June 30, 2023.

Income taxes. Income taxes for the six months ended June 30, 2023 and 2022 were $13.9 million and $5.9 million based on pre-tax income of $55.8 million and $31.9 million, respectively. The tax rate for the six months ended June 30, 2023 and 2022 was 25% and 18%, respectively. The effective tax rate for the six months ended June 30, 2023 was higher than the effective tax rate for the same period in 2022 mainly due to a non-taxable benefit of $4.4 million related to the proceeds from the settlement of a Company-owned life insurance policy in 2022 in addition to an increase in unfavorable permanent adjustments.

Net income. As a result of the preceding items, net income for the six months ended June 30, 2023 was $41.9 million, compared to $26.0 million for 2022. Excluding the effect of currency translation, net income increased $16.4 million as summarized in the following table.

In all regions, the increase in net income was due to increases in operating income described above, partially offset by higher interest expense and higher tax expense:

	Six Months Ended June 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Net income (loss)
PLP-USA	$31,682	$23,626	$8,056	$—	$8,056	34%
The Americas	4,639	2,566	2,073	(242)	2,315	90
EMEA	3,537	551	2,986	(218)	3,204	>100
Asia-Pacific	2,011	(746)	2,757	(116)	2,873	>100
Consolidated	$41,870	$25,997	$15,872	$(576)	$16,448	63%

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first six months of 2023, we used cash of $17.2 million for capital expenditures and $12.1 million for a business acquisition. We ended the first six months of 2023 with $43.2 million of cash, cash equivalents and restricted cash (collectively, “Cash”). Our Cash is held in various locations throughout the world. At June 30, 2023, the majority of our Cash was held outside the U.S. We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future operating cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt, including notes payable, at June 30, 2023 was $89.5 million. At June 30, 2023, our unused availability under our credit facility (the "Facility") was $37.0 million and our bank debt to equity percentage was 22.5%. On March 2, 2022, the Company amended the Facility to increase the capacity from $65.0 million to $90.0 million. As part of this amendment, the index used to determine the interest rate changed from LIBOR to the Bloomberg Short Term Bank Yield Index (“BSBY”). The interest rate is defined as BSBY plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the BSBY spread becomes 1.500%. The amendment also allows the Company to change its rate from BSBY to the Secured Overnight Financing Rate (“SOFR”) at the Company’s discretion. The amendment extended the maturity from June 30, 2024 to March 2, 2026. On August 31, 2022, the Company amended the Facility and elected to change its rate from BSBY to SOFR, and added its New Zealand subsidiary as a co-borrower, all other terms remain the same. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At June 30, 2023, the Company was in compliance with these covenants.

Our Asia-Pacific segment had $0.2 million in restricted cash for both periods ended June 30, 2023 and December 31, 2022. The restricted cash was used to secure bank debt and is included in Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets.

On January 19, 2021, the Company purchased a new aircraft for $20.5 million and received funding for a term loan from PNC Equipment Finance, LLC for the full amount of the purchase price. The term of the loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $15.7 million outstanding on this debt facility at June 30, 2023, $2.1 million was classified as current. The loan is secured by the aircraft.

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

Sources and Uses of Cash

Net cash provided by operating activities for the six months ended June 30, 2023 was $45.9 million compared to $6.2 million used in operating activities in the comparable prior year six-month period. The $52.1 million increase was primarily a result of increases in net income and changes in operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2023 was $29.1 million compared to $16.7 million in the comparable prior year six-month period. The $12.4 million change was primarily a result of an increase in capital expenditures and decreases in proceeds from the settlement of a Company-owned life insurance policy and sale of property and equipment in 2022 that did not recur.

Net cash used in financing activities for the six months ended June 30, 2023 was $11.7 million compared to cash provided by financing activities of $15.5 million in the comparable prior year six-month period. The $27.2 million change was primarily the result of an increase in payments on long-term debt and share repurchases.

We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and finance leases primarily for equipment. At June 30, 2023, we had $1.2 million of current operating lease liabilities and $7.5 million of noncurrent operating lease liabilities. Total liabilities related to finance lease obligations were less than $1 million at June 30, 2023.
As of June 30, 2023, the Company had total outstanding guarantees of $13.9 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of June 30, 2023, the Company had total outstanding letters of credit of $1.0 million.

The Company has borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At June 30, 2023 and December 31, 2022, $21.0 million and $26.1 million was outstanding, of which $18.5 million and $19.1 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.

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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar. Revenue from operations in Argentina represented less than 1% of total consolidated net sales for the six-month periods ended June 30, 2023 and 2022.

As of June 30, 2023, the Company had $0.2 million in assets related to foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have an impact on fair values on such instruments of $6.5 million and a $2.0 million impact on income before income taxes at June 30, 2023.

The Company is exposed to market risk, including changes in interest rates and foreign exchange rates since we conduct business in a variety of foreign currencies. The Company is subject to interest rate risk on its variable rate revolving credit facilities, which consisted of long-term borrowings of $55.1 million at June 30, 2023. A 100-basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $0.3 million for the six months ended June 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) of the Securities and Exchange Act of 1934, as amended, during the six-month period ended June 30, 2023 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 28, 2021, the Board of Directors authorized a plan to repurchase up to an additional 191,163 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three-month period ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April	—	—	122,157	127,843
May	4,143	128.64	126,300	123,700
June	35,935	154.75	162,235	87,765
Total	40,078

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

Preformed Line Products Company

August 3, 2023	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(principal executive officer)

August 3, 2023	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(principal financial and accounting officer)