Form 10-Q
period 2023-09-30
PREFORMED LINE PRODUCTS CO
filed 2023-11-02
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended September 30, 2023

or

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

The number of shares outstanding as of October 18, 2023: 4,893,469

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash, cash equivalents and restricted cash	$43,736	$37,239
Accounts receivable, less allowances of $6,942 ($5,600 in 2022)	126,019	125,261
Inventories, net	149,643	147,458
Prepaid expenses	8,334	13,283
Other current assets	10,454	4,929
TOTAL CURRENT ASSETS	338,186	328,170
Property, plant and equipment, net	201,105	175,011
Operating lease, right-of-use assets	11,635	10,752
Goodwill	28,447	28,004
Other intangible assets, net	12,728	14,082
Deferred income taxes	6,925	5,320
Other assets	7,577	7,140
TOTAL ASSETS	$606,603	$568,479
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable	$51,451	$46,839
Notes payable to banks	10,893	18,098
Operating lease liabilities, current	1,631	1,606
Current portion of long-term debt	6,680	3,018
Accrued compensation	23,192	14,962
Accrued expenses and other liabilities	26,919	17,635
Accrued profit-sharing and other benefits	7,018	9,394
Dividends payable	1,262	1,318
Income taxes payable	6,756	2,465
TOTAL CURRENT LIABILITIES	135,802	115,335
Long-term debt, less current portion	45,269	68,420
Operating lease liabilities, noncurrent	7,907	7,023
Deferred income taxes	2,981	4,165
Other noncurrent liabilities	14,816	14,912
SHAREHOLDERS' EQUITY
Common shares – $2 par value per share, 15,000,000 shares authorized, 4,893,469 and 4,917,020 issued and outstanding, at September 30, 2023 and December 31, 2022	13,559	13,351
Common shares issued to rabbi trust, 241,528 and 245,386 shares at September 30, 2023 and December 31, 2022, respectively	(10,069)	(10,261)
Deferred compensation liability	10,069	10,261
Paid-in capital	59,548	53,646
Retained earnings	514,839	460,930
Treasury shares, at cost, 1,891,268 and 1,758,901 shares at September 30, 2023 and December 31, 2022, respectively	(117,702)	(99,303)
Accumulated other comprehensive loss	(70,431)	(69,987)
TOTAL PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS' EQUITY	399,813	358,637
Noncontrolling interest	15	(13)
TOTAL SHAREHOLDERS' EQUITY	399,828	358,624
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$606,603	$568,479

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Thousands of dollars, except share and per share data)
Net sales	$160,438	$165,402	$524,076	$467,097
Cost of products sold	106,301	107,109	337,328	314,147
GROSS PROFIT	54,137	58,293	186,748	152,950
Costs and expenses
Selling	12,732	11,245	38,133	33,573
General and administrative	17,794	17,467	54,624	50,724
Goodwill impairment	—	6,529	—	6,529
Research and engineering	5,840	4,741	16,793	14,878
Other operating (income) expense, net	(2,307)	937	(10)	2,472
	34,059	40,919	109,540	108,176
OPERATING INCOME	20,078	17,374	77,208	44,774
Other (expense) income
Interest income	478	143	1,201	359
Interest expense	(998)	(819)	(3,198)	(2,129)
Other income, net	18	898	165	6,497
	(502)	222	(1,832)	4,727
INCOME BEFORE INCOME TAXES	19,576	17,596	75,376	49,501
Income tax expense	4,431	5,707	18,348	11,590
NET INCOME	$15,145	$11,889	$57,028	$37,911
Net income attributable to noncontrolling interests	(15)	(2)	(28)	(27)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$15,130	$11,887	$57,000	$37,884
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,906	4,937	4,929	4,935
Diluted	4,990	5,036	5,006	4,983
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$3.08	$2.41	$11.56	$7.68
Diluted	$3.03	$2.36	$11.39	$7.60

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Thousands of dollars)
Net income	$15,145	$11,889	$57,028	$37,911
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(6,934)	(12,199)	(711)	(20,288)
Recognized net actuarial gain	89	71	267	250
Other comprehensive loss, net of tax	(6,845)	(12,128)	(444)	(20,038)
Comprehensive income attributable to noncontrolling interests	(15)	(2)	(28)	(27)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$8,285	$(241)	$56,556	$17,846

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$57,028	$37,911
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	13,602	10,188
Deferred income taxes	(2,837)	(1,149)
Share-based compensation expense	4,090	3,409
Goodwill impairment	—	6,529
Loss on exit of business	—	1,025
Loss (gain) on sale of property and equipment	(2,457)	(831)
Gain from company owned life insurance policy	—	(4,364)
Other, net	6,218	192
Changes in operating assets and liabilities:	12,710	(43,788)
NET CASH PROVIDED BY OPERATING ACTIVITIES	88,354	9,122
INVESTING ACTIVITIES
Capital expenditures	(27,118)	(25,175)
Proceeds from the sale of property and equipment	2,506	3,157
Proceeds from company owned life insurance policy	—	6,909
Acquisition of businesses, net of cash	(12,089)	(12,990)
NET CASH USED IN INVESTING ACTIVITIES	(36,701)	(28,099)
FINANCING ACTIVITIES
(Payments) proceeds of notes payable to banks	(6,792)	3,092
Proceeds from long-term debt	131,716	126,964
Payments of long-term debt	(150,965)	(108,870)
Dividends paid	(3,126)	(3,085)
Proceeds from issuance of common shares	2,020	480
Purchase of common shares for treasury	(728)	(66)
Purchase of common shares for treasury from related parties	(17,671)	(3,869)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(45,546)	14,646
Effects of exchange rate changes on cash, cash equivalents and restricted cash	390	(1,126)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,497	(5,457)
Cash, cash equivalents and restricted cash at beginning of year	37,239	36,406
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$43,736	$30,949

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

(UNAUDITED)

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)

Balance at December 31, 2022	$13,351	$(10,261)	$10,261	$53,646	$460,930	$(99,303)	$(65,495)	$(4,492)	$358,637	$(13)	$358,624
Net income					21,398				21,398	21	21,419
Foreign currency translation adjustment							3,922		3,922		3,922
Recognized net actuarial gain, net of tax provision of $28								89	89		89
Total comprehensive income									25,409	21	25,430
Share-based compensation				1,066					1,066		1,066
Purchase of 41,573 common shares						(3,740)			(3,740)		(3,740)
Issuance of 72,477 common shares	140			244					384		384
Common shares distributed from rabbi trust of 3,541, net		185	(185)						—		—
Cash dividends declared – $0.20 per share					(1,050)				(1,050)		(1,050)
Balance at March 31, 2023 (unaudited)	$13,491	$(10,076)	$10,076	$54,956	$481,278	$(103,043)	$(61,573)	$(4,403)	$380,706	$8	$380,714
Net income					20,472				20,472	(8)	20,464
Foreign currency translation adjustment							2,301		2,301		2,301
Recognized net actuarial gain, net of tax provision of $28								89	89		89
Total comprehensive income									22,862	(8)	22,854
Share-based compensation				1,725					1,725		1,725
Purchase of 40,078 common shares						(6,100)			(6,100)		(6,100)
Issuance of 9,655 common shares	18			262					280		280
Common shares distributed from rabbi trust of 502, net		37	(37)						(0)		(0)
Cash dividends declared – $0.20 per share					(1,024)				(1,024)		(1,024)
Balance at June 30, 2023	$13,509	$(10,039)	$10,039	$56,943	$500,726	$(109,143)	$(59,272)	$(4,314)	$398,449	$—	$398,449

Net income					$15,130				15,130	15	15,145
Foreign currency translation adjustment							$(6,934)		(6,934)		(6,934)
Recognized net actuarial gain, net of tax provision of $28								$89	89		89
Total comprehensive income									8,285	15	8,300
Share-based compensation				$1,299					1,299		1,299
Purchase of 50,717 common shares						$(8,559)			(8,559)		(8,559)
Issuance of 26,285 common shares	$50			$1,306					1,356		1,356
Common shares issued to rabbi trust of 185, net		$(30)	$30						—		—
Cash dividends declared – $0.20 per share					$(1,018)				(1,018)		(1,018)
Balance at September 30, 2023	$13,559	$(10,069)	$10,069	$59,548	$514,839	$(117,702)	$(66,206)	$(4,225)	$399,813	$15	$399,828

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

(UNAUDITED)

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)

Balance at December 31, 2021	$13,185	$(10,102)	$10,102	$47,814	$410,673	$(93,836)	$(56,223)	$(5,496)	$316,117	$(17)	$316,100
Net income					12,285				12,285	16	12,301
Foreign currency translation adjustment							2,101		2,101		2,101
Recognized net actuarial gain, net of tax provision of $28								89	89		89
Total comprehensive income									14,475	16	14,491
Share-based compensation				871					871		871
Purchase of 29,436 common shares						(1,795)			(1,795)		(1,795)
Issuance of 62,387 common shares	117			162					279		279
Common shares issued to rabbi trust of 1,347, net		(99)	99						—		—
Cash dividends declared – $0.20 per share					(1,037)				(1,037)		(1,037)
Balance at March 31, 2022	$13,302	$(10,201)	$10,201	$48,847	$421,921	$(95,631)	$(54,122)	$(5,407)	$328,910	$(1)	$328,909
Net income					13,712				13,712	9	13,721
Foreign currency translation adjustment							(10,190)		(10,190)		(10,190)
Recognized net actuarial gain, net of tax provision of $28								90	90		90
Total comprehensive income									3,612	9	3,621
Share-based compensation				1,042					1,042		1,042
Issuance of 484 common shares	1			29					30		30
Common shares issued to rabbi trust of 484, net		(30)	30						—		—
Cash dividends declared – $0.20 per share					(915)				(915)		(915)
Balance at June 30, 2022	$13,303	$(10,231)	$10,231	$49,918	$434,718	$(95,631)	$(64,312)	$(5,317)	$332,679	$8	$332,687
Net income					11,887				11,887	2	11,889
Foreign currency translation adjustment							(12,199)		(12,199)		(12,199)
Recognized net actuarial gain, net of tax provision of $23								71	71		71
Total comprehensive income									(241)	2	(239)
Share-based compensation				1,496					1,496		1,496
Purchase of 26,094 Shares						(2,140)			(2,140)		(2,140)
Issuance of 6,167 common shares	13			335					348		348
Common shares issued to rabbi trust of 417, net		(30)	30						—		—
Cash dividends declared – $0.20 per share					(1,145)				(1,145)		(1,145)
Balance at September 30, 2022	$13,316	$(10,261)	$10,261	$51,749	$445,460	$(97,771)	$(76,511)	$(5,246)	$330,997	$10	$331,007

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full-year ending December 31, 2023.

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

Disaggregated Revenue

The Company’s revenues by segment and product type are as follows:

	Three Months Ended September 30, 2023
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	68%	80%	60%	75%	69%
Communications	28%	18%	35%	3%	23%
Special Industries	4%	2%	5%	22%	8%
Total	100%	100%	100%	100%	100%

	Three Months Ended September 30, 2022
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	56%	71%	42%	72%	57%
Communications	39%	27%	49%	2%	35%
Special Industries	5%	2%	9%	26%	8%
Total	100%	100%	100%	100%	100%

	Nine Months Ended September 30, 2023
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	62%	73%	44%	72%	61%
Communications	34%	25%	52%	3%	32%
Special Industries	4%	2%	4%	25%	7%
Total	100%	100%	100%	100%	100%

	Nine Months Ended September 30, 2022
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	57%	71%	49%	70%	59%
Communications	39%	26%	42%	1%	32%
Special Industries	4%	3%	9%	29%	9%
Total	100%	100%	100%	100%	100%

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

	Nine Months Ended September 30,
	2023	2022
Allowance for credit losses, beginning of period	$5,021	$3,091
Additions charged to costs and expenses	1,349	2,160
Write-offs	(21)	(287)
Foreign exchange and other	(17)	(22)
Allowance for credit losses, end of period	$6,332	$4,942

Note 3 – Inventories, Net

Inventories, net

	September 30, 2023	December 31, 2022
Raw materials	$106,355	$104,872
Work-in-process	14,587	14,450
Finished products	43,579	41,295
Inventories, net of excess and obsolete inventory reserve	164,521	160,617
Excess of current cost over LIFO cost	(14,878)	(13,159)
Inventories at LIFO cost	$149,643	$147,458

Costs for inventories of certain material, mainly in the U.S., are determined using the LIFO method and totaled approximately $71.8 million at September 30, 2023 and $68.3 million at December 31, 2022. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three months ended September 30, 2023 and 2022, the net change in LIFO inventories resulted in expense of $0.6 million and $1.7 million, respectively, to Cost of products sold. During the nine months ended September 30, 2023 and 2022, the net change in LIFO inventories resulted in expense of $1.7 million and $5.1 million, respectively, to Cost of products sold. The Company’s reserves for excess and obsolete inventory was $15.5 million at September 30, 2023 and $10.8 million at December 31, 2022.

Note 4 – Property and Equipment, Net

Major classes of property, plant and equipment are stated at cost and were as follows:

	September 30, 2023	December 31, 2022
Land and improvements	$20,417	$19,609
Buildings and improvements	125,028	102,245
Machinery, equipment and aircraft	223,648	218,549
Construction in progress	27,302	31,076
Property, plant and equipment, gross	396,395	371,479
Less accumulated depreciation	(195,290)	(196,468)
Property, plant and equipment, net	$201,105	$175,011

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

In November 2016, the Company and its subsidiaries Helix Uniformed Ltd. (“Helix”) and Preformed Line Products (Canada) Limited (“PLPC Canada”), were each named, jointly and severally, with each of SNC-Lavalin ATP, Inc. (“SNC ATP”), HD Supply Canada Inc., by its trade names HD Supply Power Solutions and HD Supply Utilities (“HD Supply”), and Anixter Power Solutions Canada Inc. (the corporate successor to HD Supply, “Anixter”) and, together with the Company, PLPC Canada, Helix, SNC ATP and HD Supply (the

“Defendants”), in a complaint filed by Altalink, L.P. (the “Plaintiff”) in the Court of Queen’s Bench of Alberta in Alberta, Canada in November 2016 (the “Complaint”).

The Complaint states that the Plaintiff engaged SNC ATP to design, engineer, procure and construct numerous power distribution and transmission facilities in Alberta (the “Projects”) and that through SNC ATP and HD Supply (now Anixter), spacer dampers manufactured by Helix were procured and installed in the Projects. The Complaint alleges that the spacer dampers have and may continue to become loose, open and detach from the conductors, resulting in damage and potential injury and a failure to perform the intended function of providing spacing and damping to the Project. The Plaintiff was seeking an estimated $56.0 million Canadian dollars in damages jointly and severally from the Defendants, representing the costs of monitoring and replacing the spacer dampers and remediating property damage, due to alleged defects in the design and construction of, and supply of materials for, the Projects by SNC ATP and HD Supply/Anixter and in the design of the spacer dampers by Helix.

On September 26, 2023, the Defendants and the Plaintiff entered into a settlement agreement which dismisses the action against all Defendants with prejudice. Net of insurance, the total settlement amount required to be paid by the Company is $4.3 million Canadian dollars ($3.2 million US dollars), of which $2.5 million Canadian dollars ($1.8 million US dollars) was previously recorded and $1.8 million Canadian dollars ($1.4 million US dollars) was recorded in the third quarter in General and administrative expense. The settlement reflects the Company’s desire to eliminate the burden, expense, distraction and further uncertainties of litigation, and settlement does not constitute an admission of liability, wrongdoing or fault by the Company and its subsidiaries.

The Company is not a party to any other pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flow.

Note 6 – Pension Plans

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “U.S. Plan”). Net periodic pension expense (income) for the U.S. Plan for the three and nine months ended September 30, 2023 and 2022, respectively, follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest cost	392	293	$1,178	$887
Expected return on plan assets	(501)	(653)	(1,502)	(1,855)
Recognized net actuarial loss	117	94	349	328
Net periodic pension expense (income)	$8	$(266)	$25	$(640)

There were no contributions to the U.S. Plan during the nine months ended September 30, 2023 and 2022. The Company does not intend to contribute to the U.S. Plan during 2023. Components of retirement benefits expense (income) are included in Other (expense) income, net in the Consolidated Statements of Income.

In August 2023, the Board of Directors of the Company approved a resolution to terminate the US. Plan. However, no further action has been taken to proceed with the termination beyond this approval as of the date of these financial statements.

Note 7 – Accumulated Other Comprehensive Income (LOSS) (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
		Cumulative			Cumulative
	Unrecognized	Translation		Unrecognized	Translation
	Benefit Cost	Adjustment	Total	Benefit Cost	Adjustment	Total
Balance at July 1	$(4,314)	$(59,272)	$(63,586)	$(5,317)	$(64,312)	$(69,629)
Other comprehensive income before reclassifications:
Foreign currency translation adjustment	—	(6,934)	(6,934)	—	(12,199)	(12,199)
Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	89	—	89	71	—	71
Net current period other comprehensive income (loss)	89	(6,934)	(6,845)	71	(12,199)	(12,128)
Balance at September 30	$(4,225)	$(66,206)	$(70,431)	$(5,246)	$(76,511)	$(81,757)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
		Cumulative			Cumulative
	Unrecognized	Translation		Unrecognized	Translation
	Benefit Cost	Adjustment	Total	Benefit Cost	Adjustment	Total
Balance at January 1	$(4,492)	$(65,495)	$(69,987)	$(5,496)	$(56,223)	$(61,719)
Other comprehensive income before reclassifications:
Foreign currency translation adjustment	—	(711)	(711)	—	(20,288)	(20,288)
Gain on unfunded pension obligations	—	—	—	—	—	—
Amortization of defined benefit pension actuarial gain (a)	267	—	267	250	—	250
Net current period other comprehensive income (loss)	267	(711)	(444)	250	(20,288)	(20,038)
Balance at September 30	$(4,225)	$(66,206)	$(70,431)	$(5,246)	$(76,511)	$(81,757)

(a)
This AOCI component is included in the computation of net periodic pension expense (income) as noted in Note 6 – Pension Plans.

Note 8 – Debt and Credit Arrangements

The Company maintains a credit facility (the "Facility") with a capacity of $90.0 million that expires March 2, 2026. The interest rate is defined as the Secured Overnight Financing Rate (“SOFR”) plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the SOFR spread becomes 1.500%. At September 30, 2023, the Company had utilized $30.0 million with $60.0 million available on the Facility. There were no long-term outstanding letters of credit as of September 30, 2023. Our bank debt to equity percentage was 15.7%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At September 30, 2023, the Company was in compliance with these covenants.

On January 19, 2021, the Company purchased a new aircraft for $20.5 million and received funding for a term loan from PNC Equipment Finance, LLC for the full amount of the purchase price. The term of the loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $15.2 million outstanding on this debt facility at September 30, 2023, $2.1 million was classified as current. The loan is secured by the aircraft.

The Company has other borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At September 30, 2023, and December 31, 2022, $17.6 million and $26.1 million was outstanding, of which $15.5 million and $19.1 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.

For both periods ended September 30, 2023 and December 31, 2022, the Company’s Asia-Pacific segment had $0.2 million in restricted cash used to secure bank debt. The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash, cash equivalents and restricted cash.

Note 9 – Income Taxes

For the three-month period ended September 30, 2023 and 2022, the Company’s effective tax rate was 23% and 33%, respectively. The effective tax rate for the three months ended September 30, 2023 was lower than the effective tax rate for the same period in 2022 mainly due to the favorable impact from the mix of taxable income in certain foreign jurisdictions, which in the third quarter of 2022 included a non-deductible goodwill impairment charge of $6.5 million in the Asia-Pacific region that was partially offset by the release of the valuation allowance on deferred tax assets for the Company’s Australian subsidiary of approximately $1.4 million, as well as the favorable impact in the third quarter of 2023 related to the excess tax benefit associated with stock compensation activity.

For the nine months ended September 30, 2023 and 2022, the Company’s effective tax rate was 24% and 23%, respectively. This change is not significant and was primarily due to the limitation on the deductibility of executive compensation partially offset by the favorable impact related to the excess tax benefit associated with stock compensation activity.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the period ended September 30, 2023, the Company did not record any additional valuation allowances on their deferred tax assets.

For the nine-month periods ending September 30, 2023, the Company did not record any new uncertain tax positions.

Note 10 – Computation of Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net income	$15,130	$11,887	$57,000	$37,884

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	4,906	4,937	4,929	4,935
Dilutive effect – share-based awards	84	99	77	48
Diluted weighted-average common shares outstanding	4,990	5,036	5,006	4,983

Earnings per common share
Basic	$3.08	$2.41	$11.56	$7.68
Diluted	$3.03	$2.36	$11.39	$7.60

For the three and nine months ended September 30, 2023 and 2022, there were zero and 36,500 stock options, respectively, which were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

Note 11 – Goodwill and Other Intangibles

The Company’s finite and indefinite-lived intangible assets consist of the following:

	September 30, 2023		December 31, 2022
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	1,020	(283)	1,175	(414)
Trademark	1,974	(1,658)	1,963	(1,576)
Technology	6,813	(3,477)	6,950	(3,189)
Customer relationships	18,568	(10,229)	18,637	(9,464)
	$33,181	$(20,453)	$33,531	$(19,449)
Indefinite-lived intangible assets
Goodwill	$28,447		$28,004

The aggregate amortization expense for other intangibles with finite lives for the three and nine months ended September 30, 2023 was $0.5 million and $1.4 million, respectively. The aggregate amortization expense for other intangibles with finite lives for the three and nine months ended September 30, 2022 was $0.5 million and $1.7 million, respectively. Amortization expense is estimated to be $0.4 million for the remainder of 2023, $1.7 million for 2024, $1.5 million for 2025, and $1.4 million for 2026 and 2027. The weighted-average remaining amortization period is approximately 11.8 years. The weighted-average remaining amortization period by intangible asset class is as follows: land use rights, 52.1 years; trademark, 13.8 years; technology, 7.4 years; and customer relationships, 10.0 years.

The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. The Company performs additional interim impairment assessments as circumstances warrant. There were no indicators of impairment noted for the period ending September 30, 2023.

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

As of September 30, 2022, the Company concluded that an indicator of impairment was present and conducted an interim impairment review of its goodwill in the Asia-Pacific reporting unit given the continued decline in the Company’s results in the Asia-Pacific region, the Company's reassessment of future forecasts and the rising interest rate environment. The Company reviewed current results and reassessed its previous forecasts for this reporting unit and determined the market headwinds faced in the region, particularly China, would linger for longer than previously expected as the region began to emerge from the COVID-19 pandemic. The rising interest rate environment was also a factor in the decision to perform an interim impairment assessment, given the related impact to the discounted cash flow calculation. The interim impairment assessment was performed utilizing the same methodologies as the annual assessments discussed above and included revised projections, which are subject to various risks and uncertainties, including forecasted revenues, expenses and cash flows.

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

The Company’s only intangible asset with an indefinite life is goodwill. The Company’s goodwill is not deductible for tax purposes. Changes in the carrying amount of goodwill by reporting unit are shown in the following table:

	PLP-USA	The Americas	EMEA	Asia-Pacific	Total

Balance at January 1, 2023	$3,078	$9,597	$15,329	$—	$28,004
Acquisitions	—	387	20	—	407
Currency translation	—	293	(257)	—	36
Balance at September 30, 2023	$3,078	$10,277	$15,092	$—	$28,447

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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022:

Description	Balance as of September 30, 2023	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$230	$—	$230	$—
Total assets	$230	$—	$230	$—

Liabilities:
Foreign currency forward contracts	$69	$—	$69	$—
Supplemental profit sharing plan	7,494	—	7,494	—
Total liabilities	$7,563	$—	$7,563	$—

Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$534	$—	$534	$—
Total assets	$534	$—	$534	$—

Liabilities:
Foreign currency forward contracts	$81	$—	$81	$—
Supplemental profit sharing plan	7,299	—	7,299	—
Total liabilities	$7,380	$—	$7,380	$—

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions. These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in Other operating (income) expense, net on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three and nine months ended September 30, 2023, the Company recognized net losses of $0.5 million and $0.9 million, respectively, on foreign currency forward contracts. For the three and nine months ended September 30, 2022, the Company recognized net gains of $1.2 million and $0.2 million, respectively, on foreign currency forward contracts. The derivative financial instrument contracts are with major investment grade financial institutions, and we do not anticipate any material non-performance by any of the counterparties.

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives. The liability for this unfunded Supplemental Profit Sharing Plan was $7.5 million at September 30, 2023 and was $7.3 million at December 31, 2022. These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

The carrying value of the Company’s current financial instruments, which include cash, cash equivalents and restricted cash, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments.

At September 30, 2023 and December 31, 2022, the fair value of the Company’s long-term debt was estimated using a discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	September 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$46,075	$51,949	$68,054	$71,438

Note 13 – Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.

The following tables present a summary of the Company’s reportable operating segments for the three and nine months ended September 30, 2023 and 2022. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales
PLP-USA	$81,727	$88,960	$275,882	$248,307
The Americas	22,790	23,780	66,852	65,179
EMEA	28,798	31,139	105,138	91,456
Asia-Pacific	27,124	21,523	76,205	62,155
Total net sales	$160,438	$165,402	$524,076	$467,097

Intersegment sales
PLP-USA	$4,083	$7,515	$25,058	$18,465
The Americas	4,515	4,899	13,024	11,756
EMEA	3,514	992	6,470	2,563
Asia-Pacific	5,611	8,957	18,714	23,703
Total intersegment sales	$17,723	$22,363	$63,266	$56,487

Gross profit
PLP-USA	$30,672	$34,547	$114,012	$90,751
The Americas	8,053	10,124	24,239	23,456
EMEA	7,434	7,445	26,199	21,777
Asia-Pacific	7,977	6,177	22,298	16,966
Total gross profit	$54,137	$58,293	$186,748	$152,950

Net income attributable to Preformed Line Products Company shareholders
PLP-USA	$9,080	$10,802	$40,761	$33,404
The Americas	1,411	5,450	6,050	8,016
EMEA	1,137	1,218	4,675	2,794
Asia-Pacific	3,502	(5,583)	5,514	(6,330)
Total net income attributable to Preformed Line Products Company shareholders	$15,130	$11,887	$57,000	$37,884

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

The acquisition of Pilot Plastics is accounted for using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recognized at their respective fair values on the acquisition date. The process of estimating the fair values of certain tangible assets, and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The table below summarizes the fair values of the assets acquired and liabilities assumed on the acquisition date, inclusive of the preliminary measurement period adjustments recorded as of September 30, 2023, which were not material. The measurement period remains open and future adjustments are not expected to have a material impact to the Consolidated Statements of Income.

Adjusted Preliminary Allocation
Accounts receivable	$970
Inventory	585
Property, plant and equipment and other assets	13,628
Accounts payable	(1,299)
Other current liabilities	(71)
Total identifiable net assets	13,813
Total consideration, net of cash received	$13,813

Due to the consideration transferred equaling the fair value of the assets acquired, no residual goodwill was recognized. From the date of the acquisition through September 30, 2023, the Company’s consolidated financial statements included Pilot Plastics sales of approximately $5.3 million and are reported in the PLP-USA segment.

Acquisition of Delta Conectores, S.A. de C.V.

On October 3, 2022, the Company acquired Delta Conectores, S.A. de C.V. ("Delta"), a Mexico entity headquartered in Aguascalientes, Mexico, from its shareholders. Delta designs and manufactures substation connector systems and accessory hardware for high voltage AC systems in Mexico. The acquisition of Delta will expand the Company's operational and technical capabilities in the region while supporting its overall substation strategy. The purchase price was $3.3 million, net of cash received, subject to a holdback of $0.6 million.

The acquisition of Delta has been accounted for using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recognized at their respective fair values on the acquisition date. The process of estimating the fair values of certain tangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The fair value of the identifiable net assets acquired was $2.9 million.

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

Final Allocation
Cash	$907
Accounts receivable	452
Inventory	308
Prepaid expenses and other current assets	7
Property, plant and equipment and other assets	2,981
Accounts payable	(296)
Other current liabilities	(95)
Other noncurrent liabilities	(1,452)
Total identifiable net assets	2,812
Goodwill	2,475
Total consideration, inclusive of cash and debt	$5,287

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Holplast. Other noncurrent liabilities assumed is mainly comprised of long-term debt totaling approximately $1.1 million at a rate of 3.21% with terms expiring between December 2026 and December 2030.

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

Final Allocation
Accounts receivable	$2,132
Inventory	1,367
Prepaid expenses and other current assets	41
Equipment and other assets	725
Other intangible assets	4,359
Accounts payable	(599)
Other current liabilities	(322)
Other noncurrent liabilities	(1,561)
Total identifiable net assets	6,142
Goodwill	5,068
Total consideration, net of cash received	$11,210

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

Note 15 – Exit of Russian Operations

Due to the ongoing conflict in Ukraine and overt hostilities shown by Russia in the conflict, the Company decided to exit its Russian operations in March 2022, which was completed during the third quarter of 2022. The Russian operations did not have a material impact to the consolidated financial statements with net sales of $0.3 million for the nine months ended September 30, 2022. As a result of the decision to exit operations, net charges of approximately $1.0 million were recorded for the nine months ended September 30, 2022, mainly as a result of asset impairments and one-time termination benefits. These impacts were included in Cost of products sold, General and administrative expense, or Other income, net, as appropriate. In Note 13 – Segment Information, these charges were recorded in the EMEA segment.

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

PREFACE

The following discussion describes our results of operations for the three and nine months ended September 30, 2023 and 2022. Our consolidated financial statements are prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends.

Net sales of $160.4 million for the three months ended September 30, 2023, was a decrease of $5.0 million year-over-year and net sales of $524.1 million for the nine months ended September 30, 2023, was an increase of $57.0 million year-over-year. In the three and nine months ended September 30, 2023, the inflationary headwinds we experienced related to raw materials, specifically plastic resins, aluminum and sand (grit), have partially subsided. Costs related to shipping and freight have similarly fallen from their 2022 peak. The decreases in these underlying costs along with the impacts of our previous price increases have benefited gross margins. For PLP-USA, our largest business segment, we saw a year-over-year benefit for the three and nine month periods ended September 30, 2023 of $5.9 million and $14.3 million, respectively related to the reduction in these costs. Given the uncertainties in the macro-economic environment, we cannot determine if these trends will continue. If inflationary pressures increase again, it may require further price adjustments to maintain profit margin and any price increases may have a negative effect on demand.

Our consolidated financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. PLPC’s foreign currency exchange losses were primarily related to translating into U.S. dollars its foreign currency denominated loans, trade receivables and royalty receivables from its foreign subsidiaries at the September 30, 2023 exchange rates. The fluctuations of foreign currencies during the three and nine months ended September 30, 2023 had a favorable impact on net sales of $1.4 million and an unfavorable impact on net sales of $5.6 million, respectively. The fluctuations on foreign currencies during the three and nine months ended September 30, 2023 had an unfavorable impact on net income of $0.1 million and $0.7 million, respectively. On a reportable segment basis, the impact of foreign currency translation on net sales and net income for the three and nine months ended September 30, 2023 and 2022, was as follows:

	Foreign Currency Translation Impact
	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
(Thousands of dollars)	Net Sales	Net Income	Net Sales	Net Income
The Americas	$71	$—	$(2,366)	$(242)
EMEA	1,870	44	(276)	(174)
Asia-Pacific	(494)	(150)	(2,967)	(265)
Total	$1,447	$(106)	$(5,609)	$(681)

As shown in our strong financial results, we believe our business portfolio and our financial position are sound and strategically well-positioned. We remain focused on assessing our global market opportunities and overall manufacturing capacity in conjunction with the requirements of local manufacturing in the markets that we serve. The growth in PLP-USA net sales required additional investment within our PLP-USA facilities, both in the form of operational capacity as well as increased warehouse space. These investments in our U.S. operations allow us to further enhance the service we provide to our U.S. customers. If necessary, we will modify redundant processes and further utilize our global manufacturing network to manage costs, increase sales volume and deliver value to our customers. We have continued to invest in the business to expand into new markets for the Company, evaluate strategic mergers and acquisitions, improve efficiency, develop new products and increase our capacity. Our liquidity remains strong, and we currently have a bank debt to equity percentage of 15.7%. We can borrow needed funds at a competitive interest rate under our credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2022

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended September 30, 2023 and 2022. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended September 30,
(Thousands of dollars)	2023		2022		Change
Net sales	$160,438	100.0%	$165,402	100.0%	$(4,964)
Cost of products sold	106,301	66.3	107,109	64.8	(808)
GROSS PROFIT	54,137	33.7	58,293	35.2	(4,156)
Costs and expenses	34,059	21.2	40,919	24.7	(6,860)
OPERATING INCOME	20,078	12.5	17,374	10.5	2,704
Other (expense) income, net	(502)	(0.3)	222	0.1	(724)
INCOME BEFORE INCOME TAXES	19,576	12.2	17,596	10.6	1,980
Income taxes	4,431	2.8	5,707	3.5	(1,276)
NET INCOME	15,145	9.4	11,889	7.2	3,256
Net (income) attributable to noncontrolling interests	(15)	(0.0)	(2)	(0.0)	(13)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$15,130	9.4%	$11,887	7.2%	$3,243

Net sales. In 2023, net sales were $160.4 million, a decrease of $5.0 million, or 3%, compared to 2022. Excluding the effect of currency translation, net sales decreased 4% as summarized in the following table:

	Three Months Ended September 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Net sales
PLP-USA	$81,727	$88,960	$(7,233)	$—	$(7,233)	(8)%
The Americas	22,790	23,780	(989)	71	(1,060)	(4)
EMEA	28,798	31,139	(2,341)	1,870	(4,211)	(14)
Asia-Pacific	27,124	21,524	5,600	(494)	6,094	28
Consolidated	$160,438	$165,402	$(4,964)	$1,447	$(6,411)	(4)%

The decrease in PLP-USA net sales of $7.2 million, or 8%, was primarily due to volume decreases in communication sales, partially offset by the impact from previously enacted price increases. International net sales for the three months ended September 30, 2023 were favorably affected by $1.4 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $22.8 million decreased $1.1 million, or 4%, primarily due to volume decreases within communications sales and energy products, partially offset by contributions from the October 2022 Delta acquisition. EMEA net sales of $28.8 million decreased $4.2 million, or 14%, primarily due to volume decreases in communication sales. Asia-Pacific net sales of $27.1 million increased $6.1 million, or 28%, primarily due to volume increases in energy products.

Gross profit. Gross profit of $54.1 million for 2023 decreased $4.2 million, or 7%, compared to 2022. Excluding the effect of currency translation, gross profit decreased $4.6 million, or 8%, as summarized in the following table:

	Three Months Ended September 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Gross profit
PLP-USA	$30,672	$34,547	$(3,875)	$—	$(3,875)	(11)%
The Americas	8,053	10,124	(2,070)	189	(2,259)	(22)
EMEA	7,434	7,445	(10)	454	(464)	(6)
Asia-Pacific	7,977	6,178	1,800	(192)	1,992	32
Consolidated	$54,137	$58,293	$(4,156)	$451	$(4,607)	(8)%

PLP-USA gross profit of $30.7 million decreased by $3.9 million, or 11%, compared to the same period in 2022, primarily due to lower sales volumes, partially offset by previously enacted price increases and lower material costs. International gross profit for the period ended September 30, 2023 was favorably impacted by $0.5 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit decreased $2.3 million, or 22%, which was primarily the result of higher manufacturing and material costs. EMEA gross profit decreased $0.5 million, or 6%, primarily due to the lower sales volumes. Asia-Pacific’s gross profit increased $2.0 million, or 32%, which was primarily driven by the incremental margins on the increased sales volume and lower manufacturing costs.

Costs and expenses. Costs and expenses of $34.1 million for the three months ended September 30, 2023 decreased $7.0 million, or 17%, when compared to 2022. Excluding the effect of currency translation, costs and expenses decreased $7.5 million, or 18%, as summarized in the following table:

	Three Months Ended September 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Costs and expenses
PLP-USA	$19,205	$20,106	$(901)	$—	$(901)	(4)%
The Americas	5,873	3,238	2,635	41	2,594	80
EMEA	5,742	6,022	(280)	373	(653)	(11)
Asia-Pacific	3,238	11,553	(8,315)	1	(8,316)	(72)
Consolidated	$34,059	$40,919	$(6,861)	$415	$(7,276)	(18)%

PLP-USA costs and expenses of $19.0 million decreased $1.1 million, or 5% year-over-year. PLP-USA’s decrease was primarily attributable to lower professional services costs, partially offset by higher salary-related and employee benefit costs. International costs and expenses for the three months ended September 30, 2023 were unfavorably impacted by $0.4 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $5.9 million increased $2.6 million primarily due to a one-time legal settlement and an increase in salary-related expenses. EMEA costs and expenses of $5.7 million decreased by $0.7 million primarily due to lower professional services, travel and sales related costs. Asia-Pacific costs and expenses of $3.2 million decreased $8.3 million primarily due to a one-time $6.5 million goodwill impairment charge recorded in 2022 that did not recur, and a one-time $2.5 million gain on the sale of plant and equipment during the third quarter of 2023.

Other (expense) income, net. Other expense, net of $0.5 million for the three months ended September 30, 2023 was unfavorable by $0.7 million when compared to Other income, net of $0.2 million for the three months ended September 30, 2022. The unfavorable movement was primarily due to increased interest expense.

Income taxes. Income taxes for the three months ended September 30, 2023 and 2022 were $4.4 million and $5.7 million based on pre-tax income of $19.6 million and $17.5 million, respectively. The tax rate for the three months ended September 30, 2023 and 2022 was 23% and 33%, respectively. The effective tax rate for the three months ended September 30, 2023 was lower than the effective tax rate for the same period in 2022 mainly due to the favorable impact from the mix of taxable income in certain foreign jurisdictions, which in the third quarter of 2022 included a non-deductible goodwill impairment charge of $6.5 million in the Asia-Pacific region and was partially offset by the release of the valuation allowance on deferred tax assets for the Company’s Australian subsidiary of approximately $1.4 million, as well as the favorable impact related to the excess tax benefit associated with stock compensation activity.

Net income. As a result of the preceding items, net income for the three months ended September 30, 2023 was $15.1 million, compared to $11.9 million for 2022. Excluding the effect of currency translation, net income increased $3.4 million as summarized in the following table. In all regions, the increase in net income was primarily due to increases in operating income described above, partially offset by higher interest expense:

	Three Months Ended September 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Net income (loss)
PLP-USA	$9,080	$10,834	$(1,754)	$—	$(1,754)	(16)%
The Americas	1,411	5,450	(4,039)	-	(4,039)	(74)
EMEA	1,137	1,187	(50)	44	(94)	(8)
Asia-Pacific	3,502	(5,584)	9,086	(150)	9,236	>100
Consolidated	$15,130	$11,887	$3,244	$(106)	$3,350	28%

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2022

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the nine months ended September 30, 2023 and 2022. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended September 30,
(Thousands of dollars)	2023		2022		Change
Net sales	$524,076	100.0%	$467,097	100.0%	$56,979
Cost of products sold	337,328	64.4	314,147	67.3	23,181
GROSS PROFIT	186,748	35.6	152,950	32.7	33,798
Costs and expenses	109,540	20.9	108,176	23.2	1,364
OPERATING INCOME	77,208	14.7	44,774	9.6	32,434
Other (expense) income, net	(1,832)	(0.3)	4,727	1.0	(6,559)
INCOME BEFORE INCOME TAXES	75,376	14.4	49,501	10.6	25,875
Income taxes	18,348	3.5	11,590	2.5	6,758
NET INCOME	57,028	10.9	37,911	8.1	19,117
Net (income) attributable to noncontrolling interests	(28)	(0.0)	(27)	(0.0)	(1)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$57,000	10.9%	$37,884	8.1%	$19,116

Net sales. Net sales were $524.1 million for the nine months ended September 30, 2023, an increase of $57.0 million, or 12%, compared to 2022. Excluding the effect of currency translation, net sales increased 13% as summarized in the following table:

	Nine Months Ended September 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Net sales
PLP-USA	$275,882	$248,307	$27,575	$—	$27,575	11%
The Americas	66,852	65,179	1,673	(2,366)	4,039	6
EMEA	105,138	91,456	13,682	(276)	13,958	15
Asia-Pacific	76,205	62,155	14,049	(2,967)	17,016	27
Consolidated	$524,076	$467,097	$56,979	$(5,609)	$62,588	13%

The increase in PLP-USA net sales of $27.6 million, or 11%, was primarily due to a volume increase in energy products as well as the impact from previously enacted price increases. International net sales for the nine months ended September 30, 2023 were unfavorably affected by $5.6 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $66.9 million increased $4.0 million, or 6%, primarily due to the volume increases from the October 2022 acquisition of Delta partially offset by volume decreases in communication product sales. EMEA net sales of $105.1 million increased $14.0 million, or 15%, primarily due to volume increases in communication and energy product sales primarily in the first half of 2023. Asia-Pacific net sales of $76.2 million increased $17.0 million, or 27%, primarily due to volume increases in energy product and special industries sales.

Gross profit. Gross profit of $186.7 million for 2023 increased $33.8 million, or 22%, compared to 2022. Excluding the effect of currency translation, gross profit increased $35.5 million, or 23%, as summarized in the following table:

	Nine Months Ended September 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Gross profit
PLP-USA	$114,012	$90,751	$23,261	$—	$23,261	26%
The Americas	24,239	23,456	783	(454)	1,237	5
EMEA	26,199	21,777	4,423	(274)	4,697	22
Asia-Pacific	22,298	16,966	5,332	(946)	6,278	37
Consolidated	$186,748	$152,950	$33,798	$(1,674)	$35,472	23%

PLP-USA gross profit of $114.0 million increased by $23.3 million, or 26%, compared to the same period in 2022, primarily due to the incremental margins from the increased sales volumes and tailwinds from operational efficiencies, price increases and lower material costs. International gross profit for the period ended September 30, 2023 was unfavorably impacted by $1.7 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increased $1.2 million, or 5%, which was primarily the result of the incremental margin from the increased sales volumes, and contributions from the October 2022 Delta acquisition. EMEA gross profit increased $4.7 million, or 22%, primarily due to the incremental margins from the increased sales volumes, lower material costs and the non-recurring charges recorded in 2022 related to the exit of our Russia operations. Asia-Pacific’s gross profit increased $6.3 million, or 37%, which was primarily driven by the incremental margins on the increased sales volume, lower material costs, and operational efficiencies.

Costs and expenses. Costs and expenses of $109.5 million for the nine months ended September 30, 2023 increased $1.4 million, or 1%, when compared to 2022. Excluding the effect of currency translation, costs and expenses increased $2.4 million, or 2%, as summarized in the following table:

	Nine Months Ended September 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Costs and expenses
PLP-USA	$59,570	$53,556	$6,014	$—	$6,014	11%
The Americas	16,331	12,499	3,832	(428)	4,260	34
EMEA	19,255	19,251	3	(41)	44	0
Asia-Pacific	14,385	22,870	(8,485)	(578)	(7,907)	(35)
Consolidated	$109,540	$108,176	$1,364	$(1,047)	$2,411	2%

PLP-USA costs and expenses of $59.6 million increased $6.0 million, or 11% year-over-year. PLP-USA’s increase was primarily attributable to increased salary-related, sales, employee benefit and insurance costs, partially offset by lower professional services. International costs and expenses for the nine months ended September 30, 2023 were favorably impacted by $1.0 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $16.3 million increased $4.3 million primarily due to a one-time legal settlement and an increase in salary-related expenses. EMEA costs and expenses of $19.3 million was flat, as increases in salary-related expenses and professional services were offset by decreases in travel and marketing-related costs. Asia-Pacific costs and expenses of $14.4 million decreased $7.9 million primarily due to a one-time $6.5 million goodwill impairment charge recorded in 2022 that did not recur and a one-time $2.5 million gain on the sale of plant and equipment during the third quarter of 2023.

Other (expense) income, net. Other expense, net of $1.8 million for the nine months ended September 30, 2023 was unfavorable by $6.6 million when compared to Other income, net of $4.7 million for the nine months ended September 30, 2022. The unfavorable movement was primarily due to a nonrecurring gain of $4.4 million that was recorded in March 2022 related to a settlement of a Company-owned life insurance policy, and higher interest expense for the nine months ended September 30, 2023.

Income taxes. Income taxes for the nine months ended September 30, 2023 and 2022 were $18.3 million and $11.5 million based on pre-tax income of $75.3 million and $49.5 million, respectively. The tax rate for the nine months ended September 30, 2023, and 2022 was 24% and 23%, respectively. This change is not significant and was primarily due to the limitation on the deductibility of executive compensation partially offset by the favorable impact related to the excess tax benefit associated with stock compensation activity.

Net income. As a result of the preceding items, net income for the nine months ended September 30, 2023 was $57.0 million, compared to $37.9 million for 2022. Excluding the effect of currency translation, net income increased $19.8 million as summarized in the following table. In all regions, the increase in net income was primarily due to increases in operating income described above, partially offset by higher interest expense and higher tax expense:

	Nine Months Ended September 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Net income (loss)
PLP-USA	$40,761	$34,460	$6,301	$—	$6,301	18%
The Americas	6,050	8,016	(1,966)	(242)	(1,724)	(22)
EMEA	4,675	1,738	2,936	(174)	3,110	>100
Asia-Pacific	5,514	(6,330)	11,845	(265)	12,110	>100
Consolidated	$57,000	$37,884	$19,116	$(681)	$19,797	52%

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first nine months of 2023, we used cash of $27.1 million for capital expenditures and $12.1 million for a business acquisition. We ended the first nine months of 2023 with $43.7 million of cash, cash equivalents and restricted cash (collectively, “Cash”). Our Cash is held in various locations throughout the world. At September 30, 2023, the majority of our Cash was held outside the U.S. We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future operating cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt, including notes payable, at September 30, 2023 was $62.8 million. At September 30, 2023, our unused availability under our credit facility (the "Facility") was $60.0 million and our bank debt to equity percentage was 15.7%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At September 30, 2023, the Company was in compliance with these covenants.

Our Asia-Pacific segment had $0.2 million in restricted cash for both periods ended September 30, 2023 and December 31, 2022. The restricted cash was used to secure bank debt and is included in Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets.

On January 19, 2021, the Company purchased a new aircraft for $20.5 million and received funding for a term loan from PNC Equipment Finance, LLC for the full amount of the purchase price. The term of the loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $15.2 million outstanding on this debt facility at September 30, 2023, $2.1 million was classified as current. The loan is secured by the aircraft.

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

Sources and Uses of Cash

Net cash provided by operating activities for the nine months ended September 30, 2023 was $88.4 million compared to $9.2 million provided by operating activities in the comparable prior year nine-month period. The $79.2 million increase was primarily a result of increases in net income and changes in operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2023 was $36.7 million compared to $28.1 million in the comparable prior year nine-month period. The $8.6 million change was primarily a result of an increase in capital expenditures and decreases in proceeds from the settlement of a Company-owned life insurance policy in 2022 that did not recur.

Net cash used in financing activities for the nine months ended September 30, 2023 was $45.5 million compared to cash provided by financing activities of $14.6 million in the comparable prior year nine-month period. The $60.2 million change was primarily the result of an increase in payments on long-term debt, share repurchases, and notes payable.

We have commitments under operating leases primarily for office and manufacturing space, motor vehicles, office and computer equipment and finance leases primarily for equipment. At September 30, 2023, we had $1.6 million of current operating lease liabilities and $7.9 million of noncurrent operating lease liabilities. Total liabilities related to finance lease obligations were less than $1.0 million at September 30, 2023.

As of September 30, 2023, the Company had total outstanding guarantees of $13.9 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of September 30, 2023, the Company had total outstanding letters of credit of $1.0 million.

The Company has borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At September 30, 2023 and December 31, 2022, $17.6 million and $26.1 million was outstanding, of which $15.5 million and $19.1 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.

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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar. Revenue from operations in Argentina represented less than 1% of total consolidated net sales for the nine-month periods ended September 30, 2023 and 2022.

As of September 30, 2023, the Company had $0.2 million in assets and $0.1 million in liabilities related to foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have an impact on fair values on such instruments of $6.4 million and a $2.6 million impact on income before income taxes at September 30, 2023.

The Company is exposed to market risk, including changes in interest rates and foreign exchange rates since we conduct business in a variety of foreign currencies. The Company is subject to interest rate risk on its variable rate revolving credit facilities, which consisted of long-term borrowings of $31.9 million at September 30, 2023. A 100-basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $0.2 million for the nine months ended September 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) of the Securities and Exchange Act of 1934, as amended, during the nine-month period ended September 30, 2023 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 28, 2021, the Board of Directors authorized a plan to repurchase up to an additional 191,163 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three-month period ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July	2,000	156.10	164,235	85,765
August	43,357	170.93	207,592	42,408
September	5,360	164.02	212,952	37,048
Total	50,717

On November 1, 2023, the Board of Directors authorized a new plan to repurchase up to an additional 212,952 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date.

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

Preformed Line Products Company

November 2, 2023	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Chairman, President and Chief Executive Officer
(principal executive officer)

November 2, 2023	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(principal financial and accounting officer)