Form 10-K
period 2023-12-31
PREFORMED LINE PRODUCTS CO
filed 2024-03-08
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2023 was $376,004,998 based on the closing price of such common shares, as reported on the NASDAQ National Market System. As of January 31, 2024, there were 4,903,939 common shares of the Company ($2 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2024 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

Forward-Looking Statements

This Form 10-K and other documents filed with the Securities and Exchange Commission (“SEC”) contain forward-looking statements regarding Preformed Line Products Company’s (the “Company”) and the Company’s management’s beliefs and expectations. Any forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance (as opposed to historical items) and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Use of words such “anticipates,” “believes,” “may,” “should,” “will,” “would,” “could,” “plans,” “projects,” “expects,” “estimates,” “predicts,” “targets,” “forecasts,” “intends,” “contemplates,” and similar words may identify forward-looking statements. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the Company’s control. Such uncertainties and factors could cause the Company’s actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

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
•
The potential impact of global economic conditions, including the impact of inflation and rising interest rates, on the Company’s ongoing profitability and future growth opportunities in the Company’s core markets in the U.S. and other foreign countries, which may experience continued or further instability due to political and economic conditions, social unrest, acts of war, military conflict (including the ongoing Russian-Ukrainian and Israeli-Palestinian conflicts), international hostilities or the perception that hostilities may be imminent, terrorism, changes in diplomatic and trade relationships and public health concerns (including viral outbreaks such as COVID-19);
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
•
The cost, availability and quality of raw materials required for the manufacture of products and any tariffs that may be associated with the purchase of these products. The Company’s supply chain could face disruptions and constraints from inflationary pressures and ongoing wars and military conflicts, which could have a material, adverse effect on the ability to secure raw materials and supplies;
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

Part I

Item 1. Business

Background

Preformed Line Products Company together with its subsidiaries (the “Company” or “PLP”) is an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead, ground-mounted and underground networks for energy, telecommunication, cable, data communication and other similar industries. The Company’s primary products support, protect, connect, terminate and secure cables and wires. The Company provides formed wire solutions, connectors, fiber optic and copper splice closures, solar hardware mounting applications, and electric vehicle charging station foundations. The Company’s goal is to continue to achieve profitable growth as a leader in the research, innovation, development, manufacture and marketing of technically advanced products and services primarily related to the energy and communications markets.

The Company serves a worldwide market through strategically located domestic and international manufacturing facilities. Each of the Company’s domestic and international manufacturing facilities have obtained or are actively seeking an International Organization of Standardization (“ISO”) 9001:2015 Certified Management System Certificate. The ISO 9001:2015 certified management system is a globally recognized certified quality standard for manufacturing and assists the Company in marketing its products throughout the world. The Company’s customers include public and private energy utilities and communication companies, cable operators, governmental agencies, contractors and subcontractors, distributors and value-added resellers. The Company is not dependent on a single customer or small group of customers. The Company has one customer accounting for 11.6% of the Company's consolidated revenues.

The Company’s products include:

•
Energy Products
•
Communications Products
•
Special Industries Products

- Solar Framing and Electric Vehicle Products

- Inspection Services

Energy Products are used for supporting, protecting, terminating and splicing transmission and distribution lines as well as bolted, welded, and compressed connectors for substations. PLP offers a full array of products for OPGW (Optical Ground Wire) and ADSS (All Dielectric Self Supporting) fiber optic cables, which are commonly used to monitor and control power networks. Formed wire products are the mainstay of PLP’s product offering and such products enjoy an almost universal acceptance in the Company’s markets. Formed wire products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape. The advantages of using the Company’s helical formed wire products are that they are economical, dependable and easy to use. Additional energy product offerings include a wide array of string hardware products, polymer insulators, wildlife protection, substation fittings and motion control devices like spacer dampers. Energy products were approximately 64%, 59%, and 61% of the Company’s revenues in 2023, 2022 and 2021, respectively.

Communications Products include rugged outside plant (OSP) closures to protect and support wireline and wireless networks, such as fiber optic cable or copper cable, from moisture, environmental hazards and other potential contaminants. The precision engineered OSP closures support many FTTx (Fiber-to-the-X), 4G/5G applications and are deployed at various points in the network—deadend, middle-mile and last-mile—but primarily are used in modern FTTH (Fiber-to-the-Home) applications. In addition to the OSP closures, the Company supplies demarcation related products that include wall boxes, pre-terminated cabinets, wall plates and passive components that are typically deployed at residences, businesses or MDUs (Multi-dwelling units). The Company supplies formed wire products, utility pole line hardware, motion control products and cable storage devices used to hold, support, protect and terminate various cable types that are used to transfer voice, video or data signals. These communications products serve all segments of the telecommunications industry including but not limited to network operators, broadband service providers, wireless internet service providers, enterprise networks, educational institutions, and electric utilities deploying fiber optics. Communications products were approximately 29%, 33%, and 30% of the Company’s revenues in 2023, 2022 and 2021, respectively.

Special Industries Products include hardware assemblies, pole line hardware, plastic products, cable dynamics/vibration solutions, interior/exterior connectors, tools, and urethane solutions. They are used by energy, renewable energy, communications, cable and other industries for specialized applications. Also included in Special Industries is the Inspection Services group which provides safe and reliable drone inspection services for utility assets, including transmission and distribution power lines, substations, generation facilities, and communications assets as well as solar framing and electric vehicle (EV) offerings which include mounting solutions for photovoltaic solar applications, including commercial, industrial, utility, and residential applications as well as pre-fabricated, precision-engineered EV charging station foundations. Special Industries products were approximately 7%, 8%, and 9% of the Company’s revenues in 2023, 2022 and 2021, respectively.

International Operations

The international operations of the Company are essentially the same as its domestic (“PLP-USA”) business. The Company manufactures similar types of products in its international plants as are sold domestically, sells to similar types of customers and faces similar types of competition (and in some cases, the same competitors). Sources of supply of raw materials are not significantly different internationally. See Note 15 in the Notes to Consolidated Financial Statements for information and financial data relating to the Company’s international operations that represent reportable segments.

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

The Research and Engineering Center is one of the most sophisticated in the world in its specialized field. The Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling. Today, the Company’s reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a competitive advantage. In addition to testing, the work performed at the Company’s Research and Development Center continues to fuel product development efforts. The Company’s position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations which are charged with the responsibility of establishing industry-wide specifications and performance criteria, including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Counsiel Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission). Research and development costs are expensed as incurred. Research and development costs for new products were $5.2 million in 2023, $4.5 million in 2022 and $3.3 million in 2021.

Patents and Trademarks

The Company applies for patents in the U.S. and other countries, as appropriate, to protect its significant patentable developments. As of December 31, 2023, the Company had in force 55 U.S. patents and 118 international patents in 21 countries and had 19 pending U.S. patent applications and 65 pending international applications. While such domestic and international patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company’s business. The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company’s business as a whole or to any of its businesses. Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks. The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology. As of December 31, 2023, the Company had obtained U.S. registration on 31 trademarks, and 4 trademark applications remained pending. International registrations amounted to 277 registrations in 38 countries, with 8 pending international registrations.

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
•
The Company’s Research and Engineering Center and the engineering departments at the Company’s subsidiary operations around the world maintain a strong technical support function to develop unique solutions to customer demands.
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

During the twelve months ending December 31, 2023, the inflationary headwinds we experienced related to raw materials, specifically plastic resins, aluminum and sand (grit), have generally subsided. Costs related to shipping and freight have similarly fallen from their 2022 peak. The decreases in these underlying costs along with the impacts of our previous price increases have benefited gross margins for the year ended December 31, 2023. Given the uncertainties in the macro-economic environment, we cannot determine if these trends will continue. If inflationary pressures increase again, it may require further price adjustments to maintain profit margin and any price increases may have a negative effect on demand.

Backlog Orders

The Company’s order backlog has returned to more normalized levels as a result of the inventory destocking that has occurred, primarily in the communications markets. Order backlog was approximately $172.6 million at the end of 2023 and $379.4 million at the end of 2022. All customer orders entered are firm at the time of entry. Substantially all of the backlog existing at December 31, 2023 is expected to be shipped to customers in 2024.

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

The Company believes it is in compliance in all material respects, with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability. The Company does not expect to make any material capital expenditures during 2024 for environmental control facilities. The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays; however, the Company does not believe that these expenditures will ultimately result in a material adverse effect on its financial position or results of operations. Further, regulators in the United States and around the world, including the E.U., have been focused on proposing and/or implementing regulations to require certain disclosures related to climate change. In particular, the SEC has proposed extensive rules on climate change disclosures. If these regulations are ultimately adopted and become applicable to the Company, it could significantly increase the Company's compliance burdens and associated regulatory costs and complexity. The Company cannot predict the precise effect such enacted regulations or future requirements, if they become applicable to the Company, would have on the Company, and continues to monitor proposed and pending regulations. The Company believes that such regulations would affect the industry as a whole.

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

The Company is committed to supporting ESG initiatives and to its efforts toward being a responsible and sustainable contributor to the environment, its employees, and the communities in which it operates. The Company is committed to reducing harmful air emissions, improving gas, electric and water usage efficiency while implementing alternative energy sources. The Company’s locations are also focused on efforts to reduce its waste, water and energy consumption through the implementation of such programs as pollution prevention, recycling waste materials in both manufacturing and office facilities, reducing solid waste disposal, reducing harmful air emissions, and implementing alternative energy sources. An example of this commitment is through solar power installations at some of the Company’s locations around the globe, including a solar carport with multiple EV charging stations at the Company’s corporate headquarters. The Company has also installed more efficient LED lighting at many of its operations to further reduce energy usage. Some locations have also achieved the ISO-14001: Environmental Management Systems Certification.

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

Human Capital

At December 31, 2023, the Company had 3,520 employees, the overwhelming majority of which are full-time employees. Approximately 30% of the Company’s employees are located in the U.S.

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

The Company has always had health and safety as a core value and promotes a culture that engages and empowers its employees to take responsibility for the health and safety of themselves and their co-workers.

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

Item 1A. Risk Factors

The Company’s business, operating results, financial condition and cash flows may be affected by a number of factors including, but not limited to those discussed below. Any of these factors could cause the Company’s actual results to vary materially from recent results or future anticipated results.

Industry and Economic Risks

Due to the Company’s dependency on the energy and communication industries, the Company is susceptible to negative trends relating to those industries that could adversely affect the Company’s operating results.

The Company’s sales to the energy and communication industries represent a substantial portion of the Company’s historical sales. The concentration of revenue in such industries is expected to continue into the foreseeable future. Demand for products to these industries depends primarily on capital spending by customers for constructing, rebuilding, maintaining or upgrading their systems. The amount of capital spending and, therefore, the Company’s sales and profitability are affected by a variety of factors, including general economic conditions, access by customers to financing, government regulation, demand for energy and cable services, energy prices, technological factors and the ability of our customers to utilize available inventory. As a result, some customers may significantly reduce or delay their spending or may not continue as going concerns, which could have a material adverse effect on the Company’s business, operating results and financial condition. In addition, as the Company adjusts its business to reflect such changes and uncertainties in the Company’s industries and customer demand, the Company has incurred and may in the future incur exit-related costs and impairments of goodwill, definite lived intangible assets and property, fixtures and equipment. These costs and impairments could have a significant negative impact on the Company’s operating results for the period in which they are incurred. Consolidation presents an additional risk to the Company in that merged customers will rely on relationships with a source other than the Company. Consolidation may also increase the pressure on suppliers, such as the Company, to sell product at lower prices.

The intense competition in the Company’s markets, particularly communication, may lead to a reduction in sales and earnings.

The markets in which the Company operates are highly competitive. The level of intensity of competition may increase in the foreseeable future due to anticipated growth in the telecommunication and data communication industries and potential new entrants into the market. The Company’s current competitors in the telecommunication and data communication markets are larger companies with significant influence over the distribution network. The Company may not be able to compete successfully against its competitors, many of which may have access to greater financial resources than the Company. In addition, the pace of technological development in the telecommunication market is rapid and these advances (i.e., wireless, fiber optic network infrastructure, etc.) and the ability of the Company’s larger competitors or new providers to adapt more efficiently may adversely affect the Company’s ability to compete in the telecommunications market. If the Company is unable to continue to compete effectively, its sales and margins could decline and its business, financial condition and results of operations would be adversely affected.

Competitors’ introduction of products embodying new technologies or the emergence of new industry standards can render existing products or products under development obsolete or unmarketable and result in lost sales.

The energy and communication industries are characterized by rapid change in technology and customer requirements. 5G, wireless and other communication technologies currently being deployed may represent a threat to copper, coaxial and fiber optic-based systems by reducing the need and desire for wire-line networks. Future advances or further development of these or other new technologies can render existing products or products under development obsolete or unmarketable, which may have a material adverse effect on the Company’s business, operating results and financial condition as a result of lost sales.

Price increases or delayed or decreased availability of raw materials could result in lower earnings.

The Company’s cost of sales may be materially adversely affected by increases in the market prices of the raw materials used in the Company’s manufacturing processes. Over the past few years, the Company has experienced temporary inflationary pressures that have impacted its profit margins, primarily due to raw materials increases (specifically, plastic resins, aluminum, petroleum and sand (grit)), coupled with increased freight costs. The Company has implemented price increases in the U.S. and internationally to mitigate rising material costs, and additional increases may be needed in the future to maintain profit margins. Price increases may have impacted or could continue to impact the demand for the Company’s products. The Company may not be able to pass on further price increases in raw materials to the Company’s customers through increases in product prices. In addition, any decrease or delay in the availability of these materials or interruptions generally in the global supply chain could slow production and delivery to the Company’s customers. In limited circumstances, the Company relies on sole source suppliers for certain materials and may face challenges or delays in establishing an alternative source. As a result of these factors, the Company’s operating results and financial condition could be adversely affected.

The Company’s international operations subject the Company to additional business risks that may have a material adverse effect on the Company’s business, operating results and financial condition.

International sales account for a substantial portion of the Company’s net sales (48%, 47%, and 50% in 2023, 2022 and 2021, respectively). Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, which could materially adversely affect U.S. dollar sales or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, reduced or limited protection of intellectual property rights, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards, including implementing appropriate internal controls. For example, the Company is subject to antitrust and tax requirements, anti-boycott regulations, import/export/customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Any new regulatory or trade initiatives could impact the Company’s operations in certain countries. Failure to comply with any such legal requirements could subject the Company to monetary liabilities and other sanctions, which could harm its business, results of operations and financial condition.

The Company is also subject to foreign currency volatility, which could materially impact the Company’s operating results, including the impact of hyper-inflationary conditions in certain economies, particularly where exchange controls limit or eliminate the Company’s ability to convert from local currency. The Company’s operations are also exposed to general geopolitical risks, such as political and economic instability, social unrest, acts of war, military conflict, international hostilities or the perception that hostilities may be imminent, terrorism and changes in diplomatic and trade relationships, including any retaliatory measures, sanctions or tariffs imposed in response to any acts of war or military conflicts in connection with its operations. Any such disruption could cause delays in the production and distribution of the Company’s products and the loss of sales and customers. Moreover, these types of events could negatively impact consumer spending or the economy in the impacted regions or depending upon the severity, globally, or lead to long-term volatility in the currency markets. These risks of conducting business internationally and the instability in global economic conditions may have a material adverse effect on the Company’s business, operating results and financial condition.

The Company's financial condition and results could be adversely affected by its level of debt and changes in interest rates.

Any period of interest rate increases may adversely affect the Company’s profitability. In addition, a higher level of floating rate debt would increase the exposure to changes in interest rates. As of December 31, 2023, the Company’s total debt, including notes payable, was $62.3 million and the unused availability under its credit facility (the "Facility") was $55.7 million. On March 2, 2022, the Company amended the Facility to change the index used to determine the interest rate from LIBOR to the Bloomberg Short Term Bank Yield Index (“BSBY”). The interest rate is defined as BSBY plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the BSBY spread becomes 1.500%. The amendment also allowed the Company to change its rate from BSBY to the Secured Overnight Financing Rate (“SOFR”) at the Company’s discretion. On August 31, 2022, the Company amended the Facility and elected to change its rate from BSBY to SOFR, with all other terms remaining the same. The Facility agreement also contains, among other provisions, requirements for maintaining levels of net worth and profitability. These covenants may restrict the Company’s operations and prevent it from pursuing opportunities that would otherwise be in the Company’s best interest for long-term growth.

Natural disasters, severe weather, climate change concerns, public health concerns, epidemics or pandemics could have a material adverse effect on the Company’s business, operating results and financial condition.

Natural disasters, severe weather and the effects of climate change, including increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise and other climate-related events, and other catastrophic events could disrupt our operations, cause damage to our business operations, our suppliers or our customers; and have an adverse effect on the Company’s operations, business and financial condition. Extreme weather conditions could also limit the availability of our resources, increase the costs of our products or cause the installation of our products and systems to be delayed or canceled. Further, legislative and regulatory responses to climate change initiatives could require the Company to incur increased costs, such as costs incurred to purchase carbon offsets or otherwise pay for the Company’s emissions, and make additional and significant capital investments in the Company’s business.

The Company also is subject to public health concerns, including viral outbreaks such as the COVID-19 pandemic. Worldwide economic conditions have been significantly impacted by COVID-19 since 2020. Although the Federal Public Health Emergency Declaration issued in response to COVID-19 was lifted on May 11, 2023, the lingering effects of the COVID-19 pandemic could continue to have an adverse effect on the Company’s operations and businesses. COVID-19 has disrupted and any future viral outbreak or health pandemic could disrupt the global supply chain, which could have a material adverse effect on the Company’s ability to secure raw materials and supplies and could result in increased costs and the loss of sales and customers. The impact of COVID-19 or any other viral outbreak or health pandemic could potentially exacerbate all the risks discussed and lead to the creation of new risks, any of which could have a material adverse effect on the Company’s business, operating results and financial condition. The duration and scope of the any future viral outbreak or health pandemic cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated.

Business, Operations and Human Capital Risks

The Company’s business could suffer if the Company fails to offer quality products and a high level of customer service, as well as develop and successfully introduce new and enhanced products that meet the changing needs of the Company’s customers.

The Company’s reputation and sales rely on its ability to continue to offer high quality products with timely delivery, accompanied by a high level of customer service, particularly in cases of emergency. If changes in the availability of materials or delays in the supply chain or transportation industry, among other factors, negatively impact the Company’s ability to meet customer expectations, its sales and profits may suffer. Further, the Company’s ability to anticipate changes in technology and industry standards and to successfully develop and introduce new products on a timely basis is a significant factor in the Company’s ability to grow and remain competitive. New product development often requires long-term forecasting of market trends, development and implementation of new designs and processes and a substantial capital commitment. The trend toward consolidation of the energy, telecommunications and data communication industries may require the Company to quickly adapt to rapidly changing market conditions and customer requirements. In addition, as the Company expands its offerings in new areas, its success with these products and services will depend on its ability to offer quality, reliability and other competitive advantages. Any failure by the Company to anticipate or respond in a cost-effective and timely manner to technological developments or changes in industry standards or customer requirements, or any significant delays in product development or introduction or any failure of new products to be widely accepted by the Company’s customers, could have a material adverse effect on the Company’s business, operating results and financial condition as a result of reduced net sales.

The Company may not be able to successfully integrate businesses that it may acquire in the future or complete acquisitions on satisfactory terms, which could have a material adverse effect on the Company’s business, operating results and financial condition.

A portion of the Company’s growth in sales and earnings has been generated from acquisitions. The Company expects to continue a strategy of identifying and acquiring businesses with complementary products. In connection with this growth strategy, the Company faces certain risks and uncertainties in addition to the risks faced in the Company’s day-to-day operations, including the risks pertaining to integrating acquired businesses (including integrating the acquired businesses’ internal controls and procedures into our existing control structure), realizing the benefits of acquired technology, expanding exposure to unknown liabilities, utilizing and retaining new personnel and operating in new jurisdictions. Further, internal controls over financial reporting of acquired businesses may not meet required U.S. public company standards. The process of identifying, negotiating and integrating acquisitions can divert substantial time and attention of management and impose unexpected costs. In addition, the Company may incur debt to finance future acquisitions, and the Company may issue securities in connection with future acquisitions that may dilute the holdings of current and future shareholders. Covenant restrictions relating to additional indebtedness could restrict the Company’s ability to pay dividends, fund capital expenditures, consummate additional acquisitions and significantly increase the Company’s interest expense. Any failure to successfully complete acquisitions or to successfully integrate such strategic acquisitions could have a material adverse effect on the Company’s business, operating results and financial condition.

The Company may have interruptions in or lose business due to the uncertainty of the global economy, including due to the lack of available funding for the Company’s customers.

The demand for the Company’s products is significantly affected by the amount of discretionary business and consumer spending, each of which is impacted by the continued uncertainty of the global economy. The Company’s operations have been affected by and could continue to be adversely affected by global economic conditions such as recession, political or social unrest, economic instability, inflation, rising interest rates, acts of war, military conflict, international hostilities or the perception that hostilities may be imminent, terrorism and changes in diplomatic and trade relationships, including any retaliatory measures, sanctions or tariffs imposed in response to any acts of war or military conflicts, public health concerns or otherwise. If these conditions adversely impact the liquidity and financial position of the Company’s customers, their demand for the Company’s products could decrease and their ability to pay in full and/or on a timely basis may also be impacted. A decline in demand for the Company’s products and/or lack of funding to fulfill payment terms could have a negative impact on the Company’s operating results and financial condition.

The Company employs information technology systems to support its business, and any material breach, interruption or failure may adversely impact the Company’s business.

The Company employs information technology systems to support its business. Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations and compromise information belonging to the Company and its customers, suppliers and employees, exposing the Company to liability which could adversely impact the Company’s business and reputation. In the ordinary course of business, the Company relies on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores certain data, including proprietary business information, and may have access to confidential or personal information in certain of its businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite the Company’s cybersecurity measures and oversight of such matters by the Audit Committee and the Board of Directors, which are continuously reviewed and upgraded, the Company’s information technology networks and infrastructure and protected data may still be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, service providers including cloud services, natural disasters or other catastrophic events. It is possible for such vulnerabilities to remain undetected for an extended period, up to and including several years. In addition, the Company is subject to various data privacy laws in the many jurisdictions in which it operates, which are rapidly changing and require extensive compliance efforts. Any events that compromise the Company’s systems or failures to comply with applicable privacy laws could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to the Company’s reputation, which could adversely affect the Company’s business.

The Company depends on maintaining a skilled workforce, and any interruption in the workforce could negatively impact the Company’s operating results and financial condition.

The Company’s ability to sustain and grow its business requires a commitment to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that the Company has the depth and breadth of personnel with the necessary skill set and experience, failure to compete within and outside the Company’s markets to attract and retain employees, the loss of key employees or interruptions in the Company's workforce, including unionization efforts and changes in labor relations, could impede the Company’s ability to deliver its growth objectives and execute its strategy. Labor shortages or increased labor-related costs could also directly affect our financial condition. Additionally, the health of the Company's employees is critical, and workplace safety is the Company's top priority.

The Company continues to develop and invest in human capital through continuing education, work-related certifications, and talent and performance management systems. These efforts directly impact the Company’s ability to deliver its growth objectives and execute its strategy, though the Company is susceptible to interruptions in the workforce that could affect the Company’s operating results and financial condition.

A material disruption or unforeseen difficulties with any of our manufacturing facilities could negatively impact our operating results and financial condition.

The Company operates 26 manufacturing facilities domestically and internationally to strategically serve its worldwide markets. Equipment failures, operational interruptions, natural disasters and other unanticipated disruptions may decrease our ability to manufacture our products in a timely manner at our anticipated cost. Interruptions in our production due to such a disruption may lead to decreasing sales and necessitating capital expenditures, therefore negatively impacting our operating results and financial condition.

The Company may also face unforeseen difficulties if we decide to build, lease, expand, redesign, relocate or consolidate facilities. Despite planning, a real estate project may entail uncertainties regarding cost, timeliness, personnel and materials, and any of these variables may negatively impact the Company’s operating results and financial condition.

The Company’s stock price is subject to volatility.

The stock market in general is highly volatile. As a result, the market price of the Company’s common shares is similarly volatile and could be subject to wide fluctuations in response to a number of factors, some of which may be beyond the Company’s control. These factors include actual or anticipated fluctuations in the Company’s operating results; changes in, or the inability to, achieve estimates of its operating results by analysts, investors or management; analysts’ recommendations regarding its stock or its competitors’ stock; sales of substantial amounts of its common shares by shareholders; actions or announcements by the Company or its competitors; the maintenance and growth of the value of the Company’s brands; litigation; legislation or other regulatory developments affecting the Company or its industry; widespread illness or pandemics; natural disasters; cyber-attacks; terrorist acts; war or other calamities and changes in general market and economic conditions.

Legal, Tax and Regulatory Risks

The Company may be adversely impacted by laws, regulations, and litigation.

The Company is subject to various laws and regulations in the many jurisdictions in which it operates. For example, extensive environmental regulations related to air and water quality, the discharge of pollutants, climate change, the handling of toxic waste and the handling and transport of products and components classified as hazardous impact its daily operations. Various employment and labor laws and regulations govern the Company’s relationships with its employees throughout the world and affect operating costs. These laws and regulations relate to matters including employment discrimination, minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates, working conditions, immigration status, tax reporting and other wage and benefit requirements. The introduction of new laws or regulations, or changes in existing laws or regulations, including minimum wage increases, mandated benefits, climate change-related disclosures or other requirements that impose additional obligations on the Company, could increase the costs of doing business. It is difficult to predict what impact, if any, changes in federal policy, including environmental and tax policies, will have on our industry, the economy as a whole, consumer confidence and spending. As a result, the nature, timing and impact on our business of potential changes to the current legal and regulatory frameworks are uncertain.

At any given time, the Company may also be subject to litigation or claims related to its products, suppliers, customers, employees, shareholders, distributors, sales representatives, intellectual property or acquisitions, among other things, the disposition of which may have an adverse effect upon the Company’s business, financial condition, or results of operation. The outcome of litigation is difficult to assess or quantify. Lawsuits can result in the payment of substantial damages by defendants. If the Company is required to pay substantial damages and expenses as a result of these or other types of lawsuits, the Company’s business and results of operations would be adversely affected. Regardless of whether any claims against the Company are valid or whether it is liable, claims may be expensive to defend, may cause reputational harm (particularly where any claims relate to significant harm to persons and property) and may divert time and money away from the Company’s operations. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. An unfavorable judgment or other liability in excess of the Company’s insurance coverage or financial statement accruals for any claims could adversely affect the Company’s business and operating results.

The Company may not be able to successfully manage its intellectual property and may be subject to infringement claims.

The Company relies on a combination of contractual rights and patent, trademark, copyright and trade secret laws to establish and protect its proprietary technology. Third parties may challenge, invalidate, circumvent, infringe or misappropriate the Company’s intellectual property, or such intellectual property may not be sufficient to permit the Company to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product offerings or other competitive harm. Others, including its competitors may independently develop similar technology, duplicate or design around the Company’s intellectual property, and in such cases, the Company could not assert its intellectual property rights against such parties. The Company may also be subject to costly litigation in the event its technology infringes upon or otherwise violates a third party’s proprietary rights. Any claim from third parties may result in a limitation on its ability to use the intellectual property subject to these claims or the requirement to pay a licensing fee or royalty. The Company may be forced to litigate to enforce or determine the scope and enforceability of its intellectual property rights, trade secrets and know-how, which is expensive, could cause a diversion of resources and may not prove successful, especially in countries where such rights are more difficult to enforce. The loss of intellectual property protection or the inability to obtain third party intellectual property could harm its business and ability to compete.

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could impact the Company’s operating results and financial condition.

The Company is subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating the provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. The Company’s effective tax rates could be affected by numerous factors, including but not limited to, intercompany transactions, the relative amount of its foreign earnings, including earnings being lower than anticipated in jurisdictions where the Company has lower statutory rates and higher than anticipated in jurisdictions where the Company has higher statutory rates, losses incurred in jurisdictions for which the Company is not able to realize the related tax benefit, changes in foreign currency exchange rates, changes in its deferred tax assets and liabilities and any related valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations. In addition, many countries are actively pursuing changes to their tax laws applicable to corporate multinationals, which could affect our U.S. federal corporate income tax rate and the tax credits we could receive from foreign income. These future changes could materially affect the Company’s financial position and results of operations.

Item 1B. Unresolved Staff Comments

The Company does not have any unresolved staff comments.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

The Company has implemented information security programs to, among other actions, assess, identify and manage material risks from cybersecurity threats. These programs include periodic risk assessments, firmwide testing initiatives, periodic phishing tests and annual audits. As the Company assesses its risks and determines how to implement risk management programs, the following factors, among others, are considered: likelihood and severity of risk, impact on the Company and others if a risk materializes, feasibility and cost of controls, and impact of controls on operations and others. The Company also utilizes an independent cybersecurity advisor to provide periodic objective assessments of the Company’s capabilities and to conduct advanced attack simulations.

Further, as of part of the Company’s overall information security program, the Company conducts a security awareness program, which includes training that reinforces the Company’s security management policies, standards, and practices, as well as the expectation that employees comply with these policies, standards and practices. The Company’s security awareness program engages personnel through mandatory periodic training on identifying potential cybersecurity risks and protecting the Company’s resources and information. The Company also annually engages third parties (as well as its internal audit department) to audit the Company’s information security programs. The Company uses a variety of processes to address cybersecurity threats related to the use of third-party technology and services, including pre-acquisition diligence, imposition of contractual obligations, and ongoing monitoring.

To date, there has not been any previous cybersecurity incident that has materially affected the Company's business strategy, results of operations or financial condition.

See Item 1A. Risk Factors under the heading of “The Company employs information technology systems to support its business, and any material breach, interruption or failure may adversely impact the Company’s business.” for additional information on cybersecurity threats that could have a material impact on the Company. The Risk Factors section should be read in conjunction with this Item 1C.

Cybersecurity Risk Governance and Oversight

The Company’s Board of Directors maintains an active role in the Company’s overall enterprise risk oversight to identify and mitigate broader systemic risks. The Audit Committee is responsible for overseeing and reviewing the Company’s information security programs, including cybersecurity. The Director of Global Information Systems, who manages information security training and awareness program, updates the Audit Committee periodically regarding information security matters. The findings from the Company’s annual third-party and internal information security audits also are reported to the Audit Committee. The Company also actively engages with key vendors and industry participants as part of its efforts, which are reported to the Audit Committee.

In addition to the Audit Committee’s oversight, the full Board of Directors receives periodic updates relating to information security and cyber security risks. The Board of Directors receives an annual report from its independent cybersecurity advisor.

The Director of Global Information Systems has had oversight responsibilities for PLP’s information systems and cyber security for 15 years. He attends regular education programs regarding enterprise cybersecurity and supporting technologies. The Director of Global Information Systems reports to the CFO and coordinates with the IT resources across all subsidiary operations to discuss risk management initiatives, testing and training, recent trends and technological developments, and periodic reviews of third-party providers.

Item 2. Properties

Our corporate headquarters is located in Mayfield Village, Ohio, and, at December 31, 2023, the Company maintained 26 manufacturing plants. We also maintain various sales, research and engineering, administrative offices and distribution centers throughout the world. None of these manufacturing plants, administrative offices or distribution centers are individually material to our operations. The facilities are situated in three states within the United States and in 19 other countries. We own the majority of our manufacturing plants, and our leased properties consist of manufacturing plants, research and engineering, sales, administrative offices and distribution centers.

We believe that our properties have been adequately maintained, are in good condition generally and are suitable and adequate for our business as presently conducted. The extent to which we utilize our properties varies by property and from time to time and aligns with manufacturing needs. Most of our manufacturing facilities remain capable of handling volume increases.

Item 3. Legal Proceedings

Information regarding the Company’s current legal proceedings is presented in Note 4 of the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable

Item 4A. Information about our Executive Officers

Each executive officer is elected by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal. The following sets forth the name, age and recent business experience for each person who is an executive officer of the Company at March 8, 2024:

Name	Age	Position
Robert G. Ruhlman	67	Executive Chairman
Dennis F. McKenna	57	Chief Executive Officer
J. Ryan Ruhlman	40	President
John M. Hofstetter	59	Executive Vice President – U.S. Operations
Andrew S. Klaus	58	Chief Financial Officer
John J. Olenik	53	Vice President – Research and Engineering
Tim O'Shaughnessy	53	Vice President – Human Resources
William Koh	55	Vice President – Asia-Pacific Region
Caroline S. Vaccariello	57	General Counsel and Corporate Secretary

Robert G. Ruhlman was elected Executive Chairman effective January 1, 2024. Prior to that, Mr. Ruhlman served as Chairman since July 2004, as Chief Executive Officer since July 2000 and as President from 1995 to May 2023. Mr. Ruhlman is the father of J. Ryan Ruhlman, President of the Company, and Director of the Company, and of Maegan A. R. Cross, also a Director of the Company.

Dennis F. McKenna was elected Chief Executive Officer effective January 1, 2024. Prior to that, Mr. McKenna served as Chief Operating Officer since January 2019 where he oversaw the manufacturing, production, sales and personnel matters of the organization, and as Executive Vice President – Global Business Development from January 2015 to January 2019, where he expanded his role to include worldwide marketing and business development strategies.

J. Ryan Ruhlman was elected President of the Company in May 2023 and to the Company's Board of Directors in July 2015. Prior to that, Mr. Ruhlman served as Vice President – Marketing and Business Development since December 2015, which expanded his role to include new acquisition and market opportunities. Prior to that, he was promoted to Director of Marketing and Business Development in January 2015 including responsibilities for Special Industries, Distribution and Transmission Markets, as well as Marketing Communications. Mr. Ruhlman is the son of Robert G. Ruhlman, the Executive Chairman of the Company, and the brother of Maegan A. R. Cross, a Director of the Company.

John M. Hofstetter was elected Executive Vice President – U.S. Operations in October 2020. Prior to that, Mr. Hofstetter served as Vice President – Sales and Global Communications Markets and Business Development since April 2012.

Andrew S. Klaus was elected Chief Financial Officer in April 2020. Prior to his employment with the Company, Mr. Klaus served as the Chief Accounting Officer and VP Corporate Controller at Vertiv Holdings Co. since 2017. Mr. Klaus served as the Chief Financial Officer of Consolidated Precision Products Corporation from 2013 to 2017 and Vice President, Corporate Controller for JMC Steel Group (now known as Zekelman Industries, Inc.) from 2007 to 2013.

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

William (Tuan Tie) Koh was elected to Vice President – Asia-Pacific Region in May 2023. Prior to that, Mr. Koh served as Regional Managing Director for TECO Electric and Machinery Co. Ltd., from 2021 to 2023, and Vice President - Asia Pacific at Qualitrol of Fortive Corporation (formerly Danaher Corporation) since 2010.

Caroline S. Vaccariello was elected General Counsel and Corporate Secretary in January 2007. Prior to that, she served as General Counsel from 2005. She began her legal career as an Associate with Calfee Halter and Griswold, and then worked as Counsel for The Timken Company.

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

	Year Ended December 31,
	2023			2022
Quarter	High	Low	Dividend	High	Low	Dividend
First	$128.04	$79.29	$0.20	$65.14	$55.27	$0.20
Second	172.40	119.62	0.20	64.99	58.40	0.20
Third	182.06	151.00	0.20	84.70	59.55	0.20
Fourth	162.36	110.28	0.20	94.34	71.80	0.20

While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company’s Board of Directors in light of the current needs of the Company. Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.

Number of common shareholders

As of February 23, 2024, the Company had approximately 6,582 shareholders of record.

Performance Graph

Historical share price performance should not be relied upon as an indication of future share price performance. The following graph compares the cumulative total return to holders of PLP's common shares against the cumulative total return of the NASDAQ Composite Index and the Hemscott Industry Group 627 (Industrial Electrical Equipment) (the “Peer Group Index”) for the five-year period ended December 31, 2023. The comparison of the cumulative total returns for each investment assumes that $100 was invested in PLP's common shares and the respective indices on December 31, 2018 through December 31, 2023 and assumes the reinvestment of dividends.

	2018	2019	2020	2021	2022	2023
PREFORMED LINE PRODUCTS CO	100.00	112.84	129.90	124.25	161.44	261.18
NASDAQ MARKET INDEX	100.00	136.69	198.10	242.03	163.28	236.17
PEER GROUP INDEX	100.00	131.46	170.83	189.17	162.66	202.93

Repurchases of Equity Securities

On November 1, 2023, the Board of Directors authorized a new plan to repurchase up to an additional 212,952 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October	—	$—	—	37,048
November	3,150	$134.18	3,150	246,850
December	—	$—	—	246,850
Total	3,150

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

MARKET OVERVIEW

Our business continues to be concentrated in the energy and communications markets. During the past several years, industry consolidation continued as distributor and service provider integrations occurred in our major markets. There has also been a historical lack of commitment by developed countries to upgrade and strengthen their electrical grids and communication networks despite the growing need. More recently, increasing commodity prices, inflation, rising interest rates, transportation costs, and foreign currency fluctuations have led to a challenging operating environment. While these factors generally moderated in 2023, they may continue to provide inherent uncertainty going forward, the COVID-19 pandemic and other large scale environmental events have placed a renewed focus on key infrastructure priorities around the world, including bolstering grid reliability, strengthening grid resilience to climate events, upgrading aging infrastructure, enhancing communication networks and transitioning to renewable energy. Our focused portfolio is well-positioned to respond to these priorities.

Strong domestic demand in 2023 drove record net sales, in our core energy and communications markets, primarily in the first half of the year. We believe that our leadership position in these and other markets and the ability to deliver reliable products quickly will position us for continued growth as transmission grids and communication networks are enhanced, upgraded and extended.

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

PREFACE

The following discussion describes our results of operations for the years ended December 31, 2023, 2022 and 2021. Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends.

Overall customer demand remained strong, predominantly in the first half of the year and contributed to record net sales revenue of $669.7 million for the year ended December 31, 2023. During the twelve months ending December 31, 2023, the inflationary headwinds we experienced related to raw materials, specifically plastic resins, aluminum and sand (grit), have generally subsided. Costs related to shipping and freight have similarly fallen from their 2022 peak. The decreases in these underlying costs along with the impacts of our previous price increases have benefited gross margins. For PLP-USA, our largest business segment, we saw a year-over-year benefit for the twelve-month period ended December 31, 2023 of $19.7 million related to the reduction in these costs. Given the uncertainties in the macro-economic environment, we cannot determine if these trends will continue. If inflationary pressures increase again, it may require further price adjustments to maintain profit margin and any price increases may have a negative effect on demand.

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. PLP’s foreign currency exchange gains or (losses) were primarily related to translating into U.S. dollars its foreign currency denominated loans, trade receivables and payables from its foreign subsidiaries at the December 2023 year-end exchange rates. The fluctuations of foreign currencies during the years ended December 31, 2023 and December 31, 2022 had a favorable impact on net sales of $0.4 million and an unfavorable impact of $24.2 million, respectively. The effect of currency translation had a unfavorable impact on net income in the year ended December 31, 2023 of $0.2 million and a favorable impact of $0.3 million in the year ended December 31, 2022. On a reportable segment basis, the impact of foreign currency translation on net sales and net income for the years ended December 31, 2023 and 2022, respectively, was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income (Loss)
(Thousands of dollars)	2023	2022	2023	2022
The Americas	$1,771	$(2,306)	$166	$330
EMEA	1,696	(15,189)	(101)	(686)
Asia-Pacific	(3,042)	(6,662)	(278)	686
Total	$425	$(24,157)	$(213)	$330

As shown in our strong financial results, we believe our business portfolio and our financial position are sound and strategically well-positioned. We remain focused on assessing our global market opportunities and overall manufacturing capacity in conjunction with the requirements of local manufacturing in the markets that we serve. The growth in PLP-USA net sales required additional investment within our PLP-USA facilities, both in the form of operational capacity as well as increased warehouse space. These investments in our U.S. operations will allow us to further enhance the service we provide to our U.S. customers and reduce our lead times. Additionally, our continued commitment to manufacturing in the USA positions us well for Build America, Buy America requirements of the Broadband Equity, Access, and Deployment Program.

If necessary, we will modify redundant processes and further utilize our global manufacturing network to manage costs, increase sales volume and deliver value to our customers. We have continued to invest in the business to expand into new markets for the Company, evaluate strategic mergers and acquisitions, improve efficiency, develop new products and increase our capacity. Our liquidity remains strong and we currently have a bank debt to equity percentage of 15.0%. We can borrow needed funds at a competitive interest rate under our credit facility. A consolidated decrease in debt of $27.3 million as of December 31, 2023 was primarily a result of improved cash conversion and less funding needs for capital expenditures and business acquisitions. See Note 7 "Debt and Credit Arrangements" in the Notes to Consolidated Financial Statements for more information related to our debt position.

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the years ended December 31, 2023 and 2022. The Company’s past operating results are not necessarily indicative of future operating results.

	Year Ended December 31,
(Thousands of dollars)	2023		2022		Change
Net sales	$669,679	100.0%	$637,021	100.0%	$32,658
Cost of products sold	434,831	64.9	421,841	66.2	12,990
GROSS PROFIT	234,848	35.1	215,180	33.8	19,668
Costs and expenses	150,694	22.5	145,819	22.9	4,875
OPERATING INCOME	84,154	12.6	69,361	10.9	14,793
Other (expense) income, net	(1,810)	(0.3)	4,343	0.7	(6,153)
INCOME BEFORE INCOME TAXES	82,344	12.3	73,704	11.6	8,640
Income taxes	19,007	2.8	19,305	3.0	(298)
NET INCOME	63,337	9.5	54,399	8.5	8,938
Net income attributable to noncontrolling interests	(5)	(0.0)	(4)	(0.0)	(1)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$63,332	9.5%	$54,395	8.5%	$8,937

2023 RESULTS OF OPERATIONS COMPARED TO 2022

Net sales. In 2023, net sales were $669.7 million, an increase of $32.7 million, or 5.1%, compared to 2022. Excluding the effect of currency translation, net sales increased 5.1% as summarized in the following table:

	Year Ended December 31,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Net sales
PLP-USA	$345,613	$340,288	$5,325	$—	$5,325	1.6%
The Americas	86,059	85,200	859	1,771	(912)	(1.1)
EMEA	135,080	122,657	12,423	1,696	10,727	8.7
Asia-Pacific	102,927	88,876	14,051	(3,042)	17,093	19.2
Consolidated	$669,679	$637,021	$32,658	$425	$32,233	5.1%

The increase in PLP-USA net sales of $5.3 million, or 1.6%, was primarily due to a volume increase in energy product sales, combined with previously enacted price increases, partially offset by lower volume in communication sales, particularly in the second half of the year as a result of customer inventory destocking. International net sales for the year ended December 31, 2023 were favorably affected by $0.4 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $86.1 million decreased $0.9 million, or 1.1%, primarily due to volume decreases within communications sales, partially offset by increases in energy product sales resulting from the contributions of the 2022 Delta acquisition. EMEA net sales of $135.1 million increased $10.7 million, or 8.7%, primarily due to volume increases in energy product and communication sales in the region. Asia-Pacific net sales of $102.9 million increased $17.1 million, or 19.2%, primarily due to volume increases in energy product sales.

Gross Profit. Gross profit of $234.8 million for 2023 increased $19.7 million, or 9.1%, compared to 2022. Excluding the effect of currency translation, gross profit increased $19.6 million, or 9.1%, as summarized in the following table:

	Year Ended December 31,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Gross profit
PLP-USA	$138,961	$129,169	$9,792	$—	$9,792	7.6%
The Americas	30,005	31,451	(1,446)	740	(2,186)	(7.0)
EMEA	36,372	29,405	6,967	264	6,703	22.8
Asia-Pacific	29,510	25,155	4,355	(973)	5,328	21.2
Consolidated	$234,848	$215,180	$19,668	$31	$19,637	9.1%

PLP-USA gross profit of $139.0 million increased by $9.8 million, or 7.6%, compared to 2022, primarily due to increased sales volume combined with previously enacted price increases and lower material costs, partially offset by higher depreciation charges. The impact on International gross profit for the year ended December 31, 2023, when local currencies were translated to U.S. dollars was de minimis. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit decreased $2.2 million, or 7.0%, which was primarily due to higher manufacturing and depreciation costs. EMEA gross profit increased $6.7 million or 22.8%, primarily due to incremental margins on the increased sales volume. Asia-Pacific’s gross profit increased $5.3 million, or 21.2%, which was primarily driven by the incremental margins on the increased sales volume.

Costs and expenses. Costs and expenses of $150.7 million for the year ended December 31, 2023 increased $4.9 million, or 3.3%, when compared to 2022. Excluding the effect of currency translation, costs and expenses increased $4.6 million, or 3.1%, as summarized in the following table:

	Year Ended December 31,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Costs and expenses
PLP-USA	$79,289	$73,941	$5,348	$—	$5,348	7.2%
The Americas	22,724	16,816	5,908	490	5,418	32.2
EMEA	28,193	25,884	2,309	397	1,912	7.4
Asia-Pacific	20,488	29,178	(8,690)	(591)	(8,099)	(27.8)
Consolidated	$150,694	$145,819	$4,875	$296	$4,579	3.1%

PLP-USA costs and expenses of $79.3 million increased $5.3 million, or 7.2% year-over-year. PLP-USA’s increase was primarily attributable to increased salary-related, insurance and depreciation costs, partially offset by lower professional services costs. PLP’s costs and expenses for the year ended December 31, 2023 were unfavorably impacted by $0.3 million when local currencies were translated to U.S. dollars. The following discussions of costs and expenses exclude the effect of currency translation. The Americas costs and expenses of $22.7 million increased $5.4 million primarily due to a one-time legal settlement, as disclosed in Note 4, higher personnel and sales-related expenses and the impact of the devaluation of the Argentina Peso. EMEA costs and expenses of $28.2 million increased by $1.9 million primarily due to an increase in salary-related and bad debt expenses. Asia-Pacific costs and expenses of $20.5 million decreased $8.1 million, primarily due to a one-time $6.5 million goodwill impairment charge recorded in 2022 that did not recur and a one-time $2.5 million gain on the sale of plant and equipment in 2023.

Other (expense) income, net. Other expense, net of $(1.8) million for the year ended December 31, 2023 was unfavorable by $(6.1) million when compared to Other income, net for the year ended December 31, 2022 of $4.3 million. The increase in expense was primarily due to a nonrecurring gain of $4.4 million that was recorded in March 2022 related to a settlement of a Company-owned life insurance policy and higher interest expense for the twelve-months ended December 31, 2023.

Income taxes. Income taxes for the years ended December 31, 2023 and 2022 were $19.0 million and $19.3 million, respectively, based on pre-tax income of $82.3 million and $73.7 million, respectively. The effective tax rate for the years ended December 31, 2023 and 2022 was 23.1% and 26.2%, respectively. Our effective tax rate was affected by recurring items, such as tax rates in foreign jurisdictions, which differ from the U.S. federal statutory income tax rate, and the relative amount of income earned in those jurisdictions where such earnings are permanently reinvested. It is also affected by discrete items that may occur in any given period but are not consistent from year to year. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0%:

2023

1.
A $3.7 million, or 4.5%, net decrease resulting from generation of foreign tax credits.
2.
A $3.0 million, or 3.6%, net increase resulting from the inclusion of Global Intangible Low-Taxed Income.
3.
A $1.8 million, or 2.2%, net increase resulting from earnings in various U.S. States.
4.
A $1.7 million, or 2.0%, net increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.

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

Net income. As a result of the preceding items, net income for the year ended December 31, 2023 was $63.3 million, compared to $54.4 million for 2022. Excluding the effect of currency translation, net income increased $9.2 million as summarized in the following table.

	Year Ended December 31,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2023	2022	Change	Translation	Translation	Change
Net income
PLP-USA	$45,392	$44,657	$735	$—	$735	1.6%
The Americas	5,755	11,420	(5,665)	166	(5,831)	(51.1)
EMEA	5,796	1,915	3,881	(101)	3,982	207.9
Asia-Pacific	6,389	(3,597)	9,986	(278)	10,264	(285.3)
Consolidated	$63,332	$54,395	$8,937	$(213)	$9,150	16.8%

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In 2023, we used cash of $35.3 million for capital expenditures. At December 31, 2023, we had $53.6 million of cash, cash equivalents and restricted cash (collectively “Cash”). Our Cash is held in various locations throughout the world. At December 31, 2023, the majority of our cash is held outside the U.S.

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

Total debt, including notes payable, at December 31, 2023 was $62.3 million. At December 31, 2023, our unused availability under our credit facility (the "Facility") was $55.7 million and our bank debt to equity percentage was 15.0%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At December 31, 2023, the Company was in compliance with these covenants.

Our Asia-Pacific segment had $0.2 million in restricted cash for both years ended December 31, 2023 and 2022. The restricted cash was used to secure bank debt and is included in Cash, cash equivalents and restricted cash on the balance sheet.

We sold our corporate aircraft in December of 2020, thereby eliminating the balance due on the previous loan which was secured by the corporate aircraft. The proceeds of the sale were used to pay off the debt associated with the former aircraft. On January 19, 2021, the Company received funding for a term loan in the amount of $20.5 million to fund the purchase of a new corporate aircraft, which replaces the Company's previously-owned aircraft that was sold in December 2020. At December 31, 2023, the outstanding balance on the term loan was $14.7 million, of which $2.1 million was classified as current. See Note 7 in the Notes to Consolidated Financial Statements for more information.

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

Sources and Uses of Cash

Net Cash provided by operating activities for the years ended December 31, 2023 and 2022 was $107.7 million and $26.2 million, respectively. The $81.5 million increase was primarily a result of an increase in cash from working capital and an increase in net income.

Net Cash used in investing activities of $44.8 million for the year ended December 31, 2023 represents a decrease of $2.0 million when compared to Cash used in investing activities for the year ended December 31, 2022. The decreased use of Cash was primarily related to a decrease in capital expenditures and acquisitions of businesses, partially offset by one-time cash proceeds related to a life insurance settlement in 2022.

Net Cash used in financing activities for the year ended December 31, 2023 was $48.9 million compared to cash provided by financing activities of $22.5 million for the year ended December 31, 2022. The year-over-year change in cash was mainly due to payments of notes payable and long-term debt, as well as an increase in the repurchase of shares during the year.

We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and capital leases, primarily for equipment. See Note 8 in the Notes to Consolidated Financial Statements for more information.

As of December 31, 2023, the Company had total outstanding guarantees of $14.1 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of December 31, 2023, the Company had total outstanding letters of credit of $1.0 million.

The Company has other borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At December 31, 2023, and December 31, 2022, $13.3 million and $26.1 million was outstanding, of which $11.4 million and $19.1 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.

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

Pension Obligations

We record obligations and expenses related to a pension benefit plan based on actuarial valuations, which include key assumptions on discount rates, expected returns on plan assets and compensation increases. These actuarial assumptions are reviewed annually and modified as appropriate. The effect of modifications is generally recorded or amortized over future periods. The discount rate of 5.34% at December 31, 2023 reflects an analysis of yield curves as of the end of the year and the schedule of expected cash needs of the plan. The 2024 expected long-term return on plan assets of 6.25% reflects the plan’s historical returns and represents our best estimate of the likely future returns on the plan’s asset mix. We believe the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries. However, an increase in the discount rate would decrease the plan obligations and the net periodic benefit cost, while a decrease in the discount rate would increase the plan obligations and the net periodic benefit cost. In addition, an increase in the expected long-term return on plan assets would decrease the net periodic pension cost, while a decrease in expected long-term return on plan assets would increase the net periodic pension cost.

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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar. Revenue from operations in Argentina represented less than 1% of total consolidated net sales for the years ended December 31, 2023, 2022 and 2021.

As of December 31, 2023, the Company had $0.2 million in foreign currency forward exchange assets and no foreign currency forward exchange liabilities outstanding. The Company does not hold derivatives for trading purposes.

The Company's primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of approximately $6.5 million and on income before tax of $2.3 million.

The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of long-term borrowings of $55.3 million at December 31, 2023. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $0.4 million for the year ended December 31, 2023.

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

A discount rate is used to determine the present value of future payments. In general, a pension liability increases as the discount rate decreases and decreases as the discount rate increases. The discount rate used to determine the future benefit obligation was 5.34% and 5.55% at December 31, 2023 and 2022, respectively. The discount rate is a significant factor in determining the amounts reported. A 50 basis point change in the discount rate of 5.34% used at December 31, 2023 would have a $1.9 million effect on the Plan’s projected benefit obligation.

The Company developed the expected return on Plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns. The Company assumed an expected rate of return of 7.00% for the year ended December 31, 2023 and 6.50% for the year ended December 31, 2022. A 50 basis point change in the expected rate of return would have a $0.2 million effect on the Plan’s subsequent year’s net periodic pension cost.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Preformed Line Products Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Preformed Line Products Company (the Company) as of December 31, 2023 and 2022, the related statements of consolidated income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 8, 2024 expressed an unqualified opinion thereon.

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

Quantitative Impairment Assessment of Goodwill
Description of the Matter

At December 31, 2023, the Company’s goodwill was $29.5 million. As discussed in Note 12 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level or more frequently if impairment indicators arise. Goodwill is tested for impairment utilizing a combination of the income approach, which uses a discounted cash flow methodology, and the market approach, which uses comparable company market multiples, to estimate the fair value of each reporting unit.

Auditing management’s quantitative goodwill impairment assessment for one reporting unit was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as revenue growth rates and operating margins, which are affected by expectations of future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process. This included controls over management’s review of the significant assumptions underlying the fair value determination described above.

To test the estimated fair value of the Company’s reporting unit, we performed audit procedures that included, among others, assessing the methodologies used, testing the significant assumptions described above, and testing the underlying data used by the Company in its analysis. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We also utilized our internal valuation specialists to review the methodology and certain assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Cleveland, Ohio

March 8, 2024

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(Thousands of dollars, except share and per share data)
ASSETS
Cash, cash equivalents and restricted cash	$53,607	$37,239
Accounts receivable, net	106,892	125,261
Inventories, net	148,814	147,458
Prepaid expenses	8,246	13,283
Other current assets	7,256	4,929
TOTAL CURRENT ASSETS	324,815	328,170
Property, plant and equipment, net	207,892	175,011
Operating lease, right-of-use assets	11,671	10,752
Goodwill	29,497	28,004
Other intangible assets, net	12,981	14,082
Deferred income taxes	7,109	5,320
Other assets	9,186	7,140
TOTAL ASSETS	$603,151	$568,479
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable	$37,788	$46,839
Notes payable to banks	6,968	18,098
Operating lease liabilities, current	1,671	1,606
Current portion of long-term debt	6,486	3,018
Accrued compensation	18,441	14,962
Accrued expenses and other liabilities	27,414	17,635
Accrued profit-sharing and other benefits	9,577	9,394
Dividends payable	1,300	1,318
Income taxes payable	1,672	2,465
TOTAL CURRENT LIABILITIES	111,317	115,335
Long-term debt, less current portion	48,796	68,420
Operating lease liabilities, non-current	7,892	7,023
Deferred income taxes	3,536	4,165
Other noncurrent liabilities	15,454	14,912
SHAREHOLDERS' EQUITY
Common shares – $2 par value per share, 15,000,000 shares authorized, 4,908,413 and 4,917,020 issued and outstanding, at December 31, 2023 and December 31, 2022, respectively	13,607	13,351
Common shares issued to rabbi trust, 243,118 and 245,386 shares at December 31, 2023 and December 31, 2022, respectively	(10,183)	(10,261)
Deferred compensation liability	10,183	10,261
Paid-in capital	60,958	53,646
Retained earnings	520,154	460,930
Treasury shares, at cost, 1,894,419 and 1,758,901 shares at December 31, 2023 and December 31, 2022, respectively	(118,249)	(99,303)
Accumulated other comprehensive loss	(60,306)	(69,987)
TOTAL PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS' EQUITY	416,164	358,637
Noncontrolling interest	(8)	(13)
TOTAL SHAREHOLDERS' EQUITY	416,156	358,624
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$603,151	$568,479

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Net sales	$669,679	$637,021	$517,417
Cost of products sold	434,831	421,841	351,175
GROSS PROFIT	234,848	215,180	166,242
Costs and expenses
Selling	51,078	45,712	40,539
General and administrative	74,643	70,317	55,257
Research and engineering	22,481	19,661	19,188
Goodwill impairment	—	6,529	—
Other operating expense, net	2,492	3,600	3,709
	150,694	145,819	118,693
OPERATING INCOME	84,154	69,361	47,549
Other income (expense)
Interest income	1,811	631	169
Interest expense	(3,905)	(3,214)	(2,023)
Other income, net	284	6,926	3,201
	(1,810)	4,343	1,347
INCOME BEFORE INCOME TAXES	82,344	73,704	48,896
Income tax expense	19,007	19,305	13,175
NET INCOME	$63,337	$54,399	$35,721
Net (income) loss attributable to noncontrolling interests	(5)	(4)	8
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$63,332	$54,395	$35,729
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,920	4,931	4,907
Diluted	4,997	4,999	4,970
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$12.87	$11.03	$7.28
Diluted	$12.68	$10.88	$7.19

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(Thousands of dollars)
Net income	$63,337	$54,399	$35,721
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	9,667	(9,272)	(8,376)
Pension adjustment, net of tax	14	1,004	1,208
Other comprehensive income (loss), net of tax	9,681	(8,268)	(7,168)
Comprehensive (income) loss attributable to noncontrolling interests	(5)	(4)	8
Comprehensive income attributable to Preformed Line Products Company shareholders	$73,013	$46,127	$28,561

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$63,337	$54,399	$35,721
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	18,914	16,430	15,564
Provision for accounts receivable allowances	3,441	2,169	2,895
Provision for inventory reserves	8,081	2,352	3,052
Deferred income taxes	(2,232)	(2,656)	6,544
Share-based compensation expense	4,948	4,596	4,163
Goodwill impairment	—	6,529	—
Gain from company owned life insurance policy	—	(4,364)	—
Loss on exit of business	—	1,025	—
Gain on sale of property and equipment	(2,478)	(775)	(184)
Other, net	435	92	656
Changes in operating assets and liabilities:
Accounts receivable	16,969	(28,049)	(11,576)
Inventories	(4,952)	(36,979)	(24,154)
Prepaid expenses	5,961	5,051	(2,974)
Trade accounts payable and accrued liabilities	2,302	6,707	11,558
Accrued income and other taxes	(937)	2,005	(4,332)
Contributions to company pension plan	(1,500)	(2,132)	—
Other, net	(4,647)	(247)	(3,335)
NET CASH PROVIDED BY OPERATING ACTIVITIES	107,642	26,153	33,598
INVESTING ACTIVITIES
Capital expenditures	(35,332)	(40,598)	(18,384)
Proceeds from the sale of property and equipment	2,631	3,169	141
Proceeds from company owned life insurance policy	—	6,909	—
Acquisition of businesses, net of cash	(12,089)	(16,235)	—
NET CASH USED IN INVESTING ACTIVITIES	(44,790)	(46,755)	(18,243)
FINANCING ACTIVITIES
(Payments) Proceeds of notes payable to banks	(11,081)	2,214	376
Proceeds from long-term debt	169,172	185,016	98,919
Payments of long-term debt	(186,179)	(155,929)	(113,537)
Dividends paid	(4,106)	(4,099)	(4,128)
Proceeds from issuance of common shares	2,164	808	409
Purchase of common shares for treasury	(728)	(158)	(177)
Purchase of common shares for treasury from related parties	(18,164)	(5,309)	(5,092)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(48,922)	22,543	(23,230)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	2,438	(1,108)	(894)
Net increase (decrease) in cash, cash equivalents and restricted cash	16,368	833	(8,769)
Cash, cash equivalents and restricted cash at beginning of year	37,239	36,406	45,175
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR(1)	$53,607	$37,239	$36,406

(1) Non-cash investing and financing activities: The Company purchased a new corporate aircraft during the year ended December 31, 2021 with a term loan in the principal amount of $20.5 million. For further information regarding this transaction, refer to Note 7 of the Notes to the Consolidated Financial Statements.

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)

Balance at January 1, 2021	$13,028	$(10,940)	$10,940	$43,134	$379,035	$(88,568)	$(47,847)	$(6,704)	$292,078	$(9)	$292,069
Net income					35,729				35,729	(8)	35,721
Foreign currency translation adjustment							(8,376)		(8,376)		(8,376)
Pension adjustment, net of tax								1,208	1,208		1,208
Total comprehensive income									28,561	(8)	28,553
Share-based compensation				4,163	(166)				3,997		3,997
Purchase of 73,460 common shares						(5,268)			(5,268)		(5,268)
Issuance of 78,730 common shares	157			517					674		674
Common shares distributed from rabbi trust of 22,370, net		838	(838)						—		—
Cash dividends declared - $0.80 per share					(3,925)				(3,925)		(3,925)
Balance at December 31, 2021	$13,185	$(10,102)	$10,102	$47,814	$410,673	$(93,836)	$(56,223)	$(5,496)	$316,117	$(17)	$316,100
Net income					54,395				54,395	4	54,399
Foreign currency translation adjustment							(9,272)		(9,272)		(9,272)
Pension adjustment, net of tax								1,004	1,004		1,004
Total comprehensive income									46,127	4	46,131
Share-based compensation				4,596	(193)				4,403		4,403
Purchase of 73,514 common shares						(5,467)			(5,467)		(5,467)
Issuance of 83,391 common shares	166			1,236					1,402		1,402
Common shares contributed to rabbi trust of 2,248, net		(159)	159						—		—
Cash dividends declared - $0.80 per share					(3,945)				(3,945)		(3,945)
Balance at December 31, 2022	$13,351	$(10,261)	$10,261	$53,646	$460,930	$(99,303)	$(65,495)	$(4,492)	$358,637	$(13)	$358,624
Net income					63,332				63,332	5	63,337
Foreign currency translation adjustment							9,667		9,667		9,667
Pension adjustment, net of tax								14	14		14
Total comprehensive income									73,013	5	73,018
Share-based compensation				4,948	(175)				4,773		4,773
Purchase of 135,518 common shares						(18,946)			(18,946)		(18,946)
Issuance of 126,911 common shares	256			2,364					2,620		2,620
Common shares distributed from rabbi trust of 2,268, net		78	(78)						—		—
Cash dividends declared - $0.80 per share					(3,933)				(3,933)		(3,933)
Balance at December 31, 2023	$13,607	$(10,183)	$10,183	$60,958	$520,154	$(118,249)	$(55,828)	$(4,478)	$416,164	$(8)	$416,156

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands of dollars, except share and per share data, unless specifically noted)

Note 1 – Significant Accounting Policies

Nature of Operations

Preformed Line Products Company and subsidiaries (the “Company”) is a designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, data communication and other similar industries. The Company’s primary products support, protect, connect, terminate and secure cables and wires. The Company provides helical solutions, connectors, fiber optic and copper splice closures, solar framing applications, and electric vehicle charging station foundations. The Company’s customers include public and private energy utilities and communication companies, cable operators, contractors and subcontractors, distributors and value-added resellers. The Company serves its worldwide markets through strategically located domestic and international manufacturing facilities.

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

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying value of the assets are impaired and the undiscounted future cash flows estimated to be generated by such assets are less than the carrying value. The Company’s cash flows are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is then reduced to fair value. The estimate of fair value represents the Company’s best estimate based on industry trends and reference to market rates and transactions. The Company did not record an impairment to long-lived assets during the years ended December 31, 2023 and 2022, other than in the divestiture of the Russian operations during 2022, which is disclosed in Note 18.

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

Intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, technology, customer backlogs, trademarks and land use rights, are generally amortized over periods from two years to ninety-nine years. The Company has no indefinite lived intangible assets other than goodwill. The Company’s intangible assets with finite lives are generally amortized over the period in which the economic benefits of the intangibles are consumed, using either a projected cash flow basis method or the straight-line method. The straight-line method is used in circumstances in which it better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise expire compared to using a projected cash flow basis method. An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis and when events and circumstances warrant an evaluation. The Company assesses intangible assets with a determinable life for impairment when the carrying amount may not be recoverable, consistent with its policy for assessing other long-lived assets. The Company did not record an impairment to intangible assets with finite lives during the years ended December 31, 2023 and 2022.

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

Research and Development

Research and development costs for new products are expensed as incurred and totaled $5.2 million in 2023, $4.5 million in 2022 and $3.3 million in 2021.

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

Under ASC 740, “Tax Benefits from Uncertain Tax Positions” that reduce our current or future income tax liability are reported in our financial statements only to the extent that each benefit is recognized and measured under a two-step approach. The first step requires us to assess whether each tax position based on its technical merits and facts and circumstances as of the reporting date, is more-likely-than-not to be sustained upon examination. The second step measures the amount of tax benefit that we would recognize in the financial statements based on a cumulative probability approach. A tax position that meets the more-likely-than-not threshold that is not highly certain is measured based on the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming that the tax authority has examined the position and has full knowledge of all relevant information.

Advertising

Advertising costs are expensed as incurred and totaled $2.4 million in 2023, $2.7 million in 2022 and $1.5 million in 2021.

Foreign Currency Translation

Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the Consolidated Balance Sheet. The translation adjustments are recorded in Accumulated other comprehensive income (loss). Revenues and expenses are translated at weighted average exchange rates in effect during the period. Transaction gains and losses arising from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income and expensed as incurred. Aggregate transaction losses, including hedge activity, was $3.2 million for the year ended December 31, 2023, $0.4 million for the year ended December 31, 2022 and $1.0 million for the year ended December 31, 2021. Upon sale or substantially complete liquidation of an investment in a foreign entity, the cumulative translation adjustment for that entity is reclassified from Accumulated other comprehensive loss to earnings.

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar. Revenue from operations in Argentina was less than 1% of total consolidated net sales for the years ended December 31, 2023, 2022 and 2021.

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

Recently Adopted or Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates ("ASU"). In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers.” This ASU requires an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The ASU was effective for fiscal years and interim periods beginning after December 15, 2022, with early adoption permitted. The adoption of this new standard did not have a material impact on the consolidated financial statements and related disclosures.

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU enhances reportable segment disclosures on both an annual and interim basis primarily in regards to the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within the reported measure(s) of segment profit or loss. In addition, the ASU requires disclosure, by segment, of other items included in the reported measure(s) of segment profit or loss, including qualitative information describing the composition, nature and type of each item. The ASU also expands disclosure requirements related to the CODM, including how the reported measure(s) of segment profit or loss are used to assess segment performance and allocate resources, the method used to allocate overhead for significant segment expenses and others. Lastly, all current required annual segment reporting disclosures under Topic 280 are now effective for interim periods. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The company is evaluating the impact of adopting this ASU.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU enhances income tax disclosures by providing information to better assess how an entity's operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU requires additional disclosures to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, the ASU requires disclosures relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This ASU is effective for fiscal years and interim periods beginning after December 15, 2024. The Company is evaluating the impact of adopting this ASU.

Note 2 – Inventories, Net

Inventories, net

	December 31,
	2023	2022
Raw materials	$98,708	$104,872
Work-in-process	14,397	14,450
Finished products	46,250	41,295
Inventories, net of excess and obsolete inventory reserve	159,355	160,617
Excess of current cost over LIFO cost	(10,541)	(13,159)
Inventories at LIFO cost	$148,814	$147,458

Costs for inventories of certain material, mainly in the U.S., are determined using the LIFO method and totaled approximately $60.1 million and $68.3 million at December 31, 2023 and 2022, respectively. The net change in LIFO inventories for December 31, 2023 and 2022 resulted in a benefit of $2.6 million and a charge of $3.7 million to Cost of products sold, respectively. The Company’s reserves for slow-moving and obsolete inventory at December 31, 2023 and 2022 were $17.6 million and $10.8 million, respectively.

Note 3 – Property and Equipment, Net

Major classes of property, plant and equipment are as follows:

	December 31,
	2023	2022
Land and improvements	$21,374	$19,609
Buildings and improvements	129,369	102,245
Machinery, equipment and aircraft	238,868	218,549
Construction in progress	22,619	31,076
Property, plant and equipment, gross	412,230	371,479
Less accumulated depreciation	(204,338)	(196,468)
Property, plant and equipment, net	$207,892	$175,011

Depreciation of property and equipment was $17.0 million in 2023, $14.3 million in 2022 and $13.6 million in 2021.

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

The Complaint stated that the Plaintiff engaged SNC ATP to design, engineer, procure and construct numerous power distribution and transmission facilities in Alberta (the “Projects”) and that through SNC ATP and HD Supply (now Anixter), spacer dampers manufactured by Helix were procured and installed in the Projects. The Complaint alleged that the spacer dampers have and may continue to become loose, open and detach from the conductors, resulting in damage and potential injury and a failure to perform the intended function of providing spacing and damping to the Project. The Plaintiff was seeking an estimated $56.0 million Canadian dollars in damages jointly and severally from the Defendants, representing the costs of monitoring and replacing the spacer dampers and remediating property damage, due to alleged defects in the design and construction of, and supply of materials for, the Projects by SNC ATP and HD Supply/Anixter and in the design of the spacer dampers by Helix.

On September 26, 2023, the Defendants and the Plaintiff entered into a settlement agreement which dismisses the action against all Defendants with prejudice. Net of insurance, the total settlement amount required to be paid by the Company is $4.3 million Canadian dollars ($3.2 million US dollars), of which $2.5 million Canadian dollars ($1.8 million US dollars) was previously recorded and $1.8 million Canadian dollars ($1.4 million US dollars) was recorded in the third quarter in General and administrative expense. The settlement reflects the Company’s desire to eliminate the burden, expense, distraction and further uncertainties of litigation, and settlement does not constitute an admission of liability, wrongdoing or fault by the Company and its subsidiaries. The settlement amount was paid during the fourth quarter of 2023.

The Company is not a party to any other pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flow. For the years ended December 31, 2023 and 2022, reserves for global legal matters were zero and $1.8 million, respectively.

Note 5 – Pension Plans

The Company maintains a noncontributory defined benefit pension plan covering eligible U.S. employees (the "U.S. Plan") and a defined contribution plan to provide retirement benefits for employees as well as other foreign defined benefit plans. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 ("ERISA"), local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. The Company also established arrangements for certain key employees, which provide for supplemental retirement benefits. The Company's plans are funded except for a U.S. non-qualified plan for certain key employees and certain foreign plans.

Within the U.S., hourly employees of the Company who meet specific requirements as to age and length and date of service are covered by the U.S. Plan. On December 12, 2012, the Company approved a freeze on further benefit accruals under the U.S. Plan and notified the participants of the freeze on December 19, 2012. Beginning February 1, 2013, participants ceased earning additional benefits under the U.S. Plan and no new participants entered the U.S. Plan. The Company uses a December 31 measurement date for its Plan. In August 2023, the Board of Directors of the Company approved a resolution to terminate the U.S. Plan and preliminary administrative actions have been undertaken to proceed with the termination. During the fourth quarter of 2023, the Company made a $1.5 million contribution to the U.S. Plan.

A summary of the U.S. Plan follows for the year ended December 31:

	2023	2022	2021
Service cost	$—	$—	$—
Interest cost	1,568	1,185	1,138
Expected return on plan assets	(2,017)	(2,455)	(2,343)
Recognized net actuarial loss	463	445	614
Net periodic pension cost (benefit)	$14	$(825)	$(591)

Components of net pension cost (benefit), other than service cost, are included in other income, net in the Consolidated Statement of Income.

The following tables set forth the changes in benefit obligations, the change in plan assets, the funded status, and amounts recognized in the consolidated financial statements for the U.S. Plan at December 31:

	2023	2022
Projected benefit obligation at beginning of the year	$29,013	$41,410
Interest cost	1,568	1,185
Actuarial loss (gain)	670	(12,185)
Benefits paid	(1,478)	(1,397)
Projected benefit obligation at end of year	$29,773	$29,013

Fair value of plan assets at beginning of the year	$29,632	$37,757
Actual return on plan assets	2,242	(8,859)
Employer contributions	1,500	2,132
Benefits paid	(1,478)	(1,398)
Fair value of plan assets at end of the year	$31,896	$29,632

Pension asset	$(2,123)	$(619)

In 2023, in accordance with ASC 715-20, the Company recognized the over-funded status of the U.S. Plan as a non-current asset. The amount recognized in Accumulated other comprehensive loss related to the U.S. Plan at December 31 is comprised of the following:

	2023	2022
Balance at January 1	$(4,492)	$(5,496)

Reclassification adjustments:
Pre-tax amortized net actuarial loss	463	445
Tax benefit	(110)	(105)
	353	340

Adjustment to recognize (loss) gain on pension asset:
Pre-tax (loss) gain	(445)	870
Tax benefit	106	(206)
	(339)	664

Balance at December 31	$(4,478)	$(4,492)

The 2023 pre-tax pension loss of $0.7 million was the result of a decrease in the discount rate to 5.34% from 5.55% in 2022. There were no changes in the mortality rate used this year, and as a result, no mortality gain or loss for the last two years. There is no prior service cost to be amortized in the future.

The U.S. Plan had assets in excess of accumulated benefit obligations as follows:

	2023	2022
Accumulated benefit obligation	$29,773	$29,013
Fair market value of assets	31,896	29,632

Weighted-average assumptions used to determine benefit obligations at December 31:	2023	2022
Discount rate	5.34%	5.55%
Rate of compensation increase	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost at December 31:	2023	2022	2021
Discount rate	5.55%	2.92%	2.69%
Rate of compensation increase	n/a	n/a	n/a
Expected long-term return on plan assets	7.00%	6.50%	6.50%

The net periodic pension cost for 2023 was based on a long-term asset rate-of-return of 7.00%. This rate is based upon management’s estimate of future long-term rates of return on similar assets and is consistent with historical returns on such assets.

At December 31, 2023 and 2022, the Plan’s pooled investment funds were measured at fair value using the net asset value ("NAV"). The NAV is based on the value of the assets owned by the plan, less liabilities. These pooled assets are not quoted on an active exchange. The fair value of the Plan assets at December 31, 2023 and 2022 was $31.9 million and $29.6 million, respectively.

The U.S. Plan weighted-average asset allocations at December 31, 2023 and 2022, by asset category, are as follows:

	Plan assets
	at December 31
Asset category	2023	2022
Equity securities	18%	37%
Debt securities	77	63
Cash and equivalents	5	—
	100%	100%

Management seeks to maximize the long-term total return of financial assets consistent with the fiduciary standards of ERISA. The ability to achieve these returns is dependent upon the need to accept moderate risk to achieve long-term capital appreciation.

In recognition of the expected returns and volatility from financial assets, U.S. Plan assets are invested in the following ranges with the target allocation noted below. The Company reassesses the target allocations periodically:

	Range	Target
Equities	10-30%	20%
Fixed Income	70-90%	80%
Cash Equivalents	0-10%	0%

Investment in these markets is projected to provide performance consistent with expected long-term returns with appropriate diversification. The Company's policy is to fund amounts deductible for federal income tax purposes.

If the U.S. Plan is not terminated, the benefits expected to be paid out of the U.S. Plan assets in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years are as follows:

Year	Pension Benefits
2024	$1,521
2025	1,597
2026	1,674
2027	1,767
2028	1,852
2029-2033	10,137

Other Benefit Plans

The Company also provides retirement benefits through various defined contribution plans including PLP-USA’s Profit Sharing Plan. Expense for these defined contribution plans was $6.6 million in 2023, $6.3 million in 2022, and $5.8 million in 2021.

The Company also provides retirement benefits through the Supplemental Profit Sharing Plan. To the extent an employee’s award under PLP-USA’s Profit Sharing Plan exceeds the maximum allowable contribution permitted under existing tax laws, the excess is accrued for (but not funded) under a non-qualified Supplemental Profit Sharing Plan. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The benefit (expense) for the Supplemental Profit Sharing Plan for the year ended December 31, 2023, 2022 and 2021 was ($0.9) million, $1.3 million, and ($0.9) million, respectively. The Supplemental Profit Sharing Plan unfunded status for the years ended December 31, 2023 and 2022 was $8.2 million and $7.3 million, respectively, and is included in Other noncurrent liabilities.

The Company also has established nonqualified foreign defined benefit plans, which provide post-employment benefits based on years of service. For the periods ending December 31, 2023 and 2022, the Company's benefit obligations related to these unfunded programs were $2.9 million and $2.1 million, respectively. During 2023, 2022 and 2021, the Company recorded benefit costs relating to these programs of $0.6 million, $0.2 million, and $0.3 million, respectively.

Note 6 – Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Year Ended December 31, 2023			Year Ended December 31, 2022
		Cumulative			Cumulative
	Unrecognized	Translation		Unrecognized	Translation
	Benefit Cost	Adjustment	Total	Benefit Cost	Adjustment	Total
Balance at January 1	$(4,492)	$(65,495)	$(69,987)	$(5,496)	$(56,223)	$(61,719)
Other comprehensive income before reclassifications:
Gain on foreign currency translation adjustment	—	9,667	9,667	—	(9,272)	(9,272)
(Loss) gain on pension asset	(339)	—	(339)	664	—	664

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	353	—	353	340	—	340

Net current period other comprehensive income (loss)	14	9,667	9,681	1,004	(9,272)	(8,268)
Balance at December 31	$(4,478)	$(55,828)	$(60,306)	$(4,492)	$(65,495)	$(69,987)

(a)
This AOCI component is included in the computation of net periodic pension income (costs) as noted in Note 5 – Pension Plans.

Note 7 – Debt and Credit Arrangements

	December 31,
	2023	2022
Short-term debt
Notes payable to banks
Thailand Bhat denominated at 3.94%	$2,262	$3,119
Thailand Bhat denominated at 2.00%	—	926
Thailand Bhat denominated at 2.00%	—	181
France Euro denominated at 6.37%	2,774	5,323
Brazil Real denominated at 5.40%	—	236
Brazil Real denominated at 15.09%	—	2,350
China Yuan Renminbi denominated at 4.50%	1,314	5,665
Argentina Peso denominated at 37.00%	—	70
Vietnam Dong denominated at 7.30%	18	228
Indonesia U.S. Dollar denominated at 6.82%	600	—
Current portion of long-term debt
U.S. Dollar denominated at 2.74%	2,050	2,050
Czech Republic Koruna denominated at 3.00%	21	21
Indonesia U.S. Dollar denominated at 3.50%	4,267	800
Czech Republic Koruna denominated at 3.69%	94	147
Czech Republic Koruna denominated at 1.60%	54	—
Total short-term debt	13,454	21,116

Long-term debt, including current portion
U.S. Dollar denominated at 6.62%, due 2026	22,653	35,444
U.S. Dollar denominated at 2.74%, due 2031	14,692	16,742
Brazilian Real denominated at 8.30% due 2025	1,000	1,800
Poland Zloty denominated at 6.97% due 2026	7,691	5,636
Australian Dollar denominated at 4.06%, due 2026	—	1,350
Austria Euro denominated at 4.90% due 2026	1,387	1,331
Indonesia U.S. Dollar denominated at 3.50% due 2024	4,267	5,067
New Zealand Dollar denominated at 5.78% due 2026	2,538	2,853
Czech Republic Koruna denominated at 3.00% due 2025	191	226
Czech Republic Koruna denominated at 3.69% due 2031	703	989
Czech Republic Koruna denominated at 1.60% due 2026	160	—
Total long-term debt	55,282	71,438
Less current portion	(6,486)	(3,018)
Total long-term debt, less current portion	48,796	68,420
Total debt	$62,250	$89,536

The Company maintains a credit facility (the "Facility") with a capacity of $90.0 million that expires March 2, 2026. The interest rate is defined as the Secured Overnight Financing Rate (“SOFR”) plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the SOFR spread becomes 1.500%. At December 31, 2023, the Company had utilized $34.3 million with $55.7 million available on the Facility. There were no long-term outstanding letters of credit as of December 31, 2023. Our bank debt to equity percentage was 15.0%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At December 31, 2023, the Company was in compliance with these covenants.

On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. The term of the loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $14.7 million outstanding on this debt facility at December 31, 2023, $2.1 million was classified as current. The loan is secured by the aircraft.

The Company has other borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At December 31, 2023, and December 31, 2022, $13.3 million and $26.1 million was outstanding, of which $11.4 million and $19.1 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.

The Company’s Asia-Pacific segment had $0.2 million in restricted cash used to secure bank debt as of December 31, 2023, and 2022, respectively. The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash, cash equivalents and restricted cash.

Aggregate maturities of long-term debt during the next five years are as follows: $4.3 million for 2024, $1.2 million for 2025, $34.4 million for 2026, $0 for 2027, $0 for 2028, and $19.7 million thereafter.

Interest paid was $3.8 million in 2023, $3.1 million in 2022, and $1.6 million in 2021.

Guarantees and Letters of Credit

The Company has provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current year through the completion of such transactions. The guarantees would typically be triggered in the event of non-performance. As of December 31, 2023, the Company had total outstanding guarantees of $14.1 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of December 31, 2023, the Company had total outstanding letters of credit of $1.0 million.

Note 8 – Leases

The Company regularly enters into leases in the normal course of business. As of December 31, 2023, the leases in effect were related to land, buildings, vehicles, office equipment and other production equipment under operating leases with lease terms of up to 99 years. Some of the Company's leases include one or more renewal options, the exercise of which is generally at the Company's discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if the Company is reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for the Company’s operating and financing leases as of December 31, 2023 was 16.9 and 2.8 years, respectively.

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

	Year Ended December 31,
	2023	2022	2021
Components of lease expense:
Operating lease cost	$2,767	$2,538	$2,870

Finance lease cost:
Amortization of right-of-use assets	119	189	388
Interest on lease liabilities	17	19	13
Total lease cost	$2,903	$2,746	$3,271

The discount rate implicit within each lease is often not determinable and, therefore, the Company establishes the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on lease term and currency in which lease payments are made. The weighted average discount rate used to measure the Company’s operating and finance lease liabilities as of December 31, 2023 was 5.28% and 3.84%, respectively. The weighted average discount rate used to measure the Company’s operating and finance lease liabilities as of December 31, 2022 was 4.73% and 3.92%, respectively.

Future maturities of the Company’s lease liabilities as of December 31, 2023 are as follows:

	Year Ended December 31, 2023
	Operating Leases	Finance Leases
2024	$2,194	$140
2025	1,944	137
2026	1,561	79
2027	1,097	28
2028 and thereafter	7,763	—
Total lease payments	14,559	384
Less amount of lease payment representing interest	4,996	19
Total present value of lease payments	$9,563	$365

Amounts recognized as finance lease obligations are reported in Accrued expense and other liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets.

The Company received sublease income of $0.5 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively.

Supplemental cash flow information related to leases for the years ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
	2023	2022	2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,775	$2,528	$2,608
Operating cash flows for finance leases	17	19	13
Financing cash flows for finance leases	171	256	375

Note 9 – Income Taxes

Income before income taxes was derived from the following sources:

	2023	2022	2021
United States	$57,736	$58,887	$32,570
Foreign	24,608	14,817	16,326
Total income before income taxes	$82,344	$73,704	$48,896

The components of income taxes for the years ended December 31 are as follows:

	2023	2022	2021
Current
Federal	$12,263	$12,529	$649
Foreign	6,654	7,346	5,065
State and local	2,322	2,086	917
	21,239	21,961	6,631
Deferred
Federal	(1,866)	577	7,172
Foreign	11	(3,326)	(75)
State and local	(377)	93	(553)
	(2,232)	(2,656)	6,544
Income taxes	$19,007	$19,305	$13,175

The differences between the provision for income taxes at the U.S. federal statutory rate and the tax shown in the Statements of Consolidated Income for the years ended December 31 are summarized as follows:

	2023	2022	2021
Federal tax at statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	2.2	2.2	1.5
Global intangible low-taxed income	3.6	0.9	1.6
Non-U.S. tax rate variances	2.0	(2.4)	6.0
Non-deductible officers' compensation	1.5	1.4	1.6
Valuation allowance	0.7	2.9	(1.5)
Non-deductible Goodwill Impairment	—	2.7	—
Uncertain tax positions	—	0.7	—
Other Life Insurance Proceeds	—	(1.2)	—
Other U.S. federal permanent items	(0.2)	(0.1)	0.5
Tax credits	(1.3)	(0.3)	(1.7)
Other stock compensation	(1.5)	(0.3)	(0.4)
Foreign tax credits	(4.5)	(2.0)	(2.5)
Other, net	(0.4)	0.7	0.8
Effective income tax rate	23.1%	26.2%	26.9%

Income tax expense for the periods ended December 31, 2023, 2022, and 2021 was $19.0 million, $19.3 million, and $13.2 million, respectively. The decrease in the effective tax rate from 2022 to 2023 was primarily due to the favorable impact related to increased stock compensation activity and valuation allowances recorded in 2022 that did not recur. This was offset by the unfavorable impact from the mix of income earned in jurisdictions with a higher tax rate than the U.S. It is also affected by discrete items in 2022 that did not recur including the non-deductible goodwill impairment in the Asia-Pacific region and a non-taxable benefit related to the proceeds from a settlement of a Company-owned life insurance policy.

Deferred Income Tax Assets and Liabilities

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

	2023	2022
Deferred tax assets:
Benefit plan reserves	$6,200	$6,348
Research and development capitalization	5,522	1,533
Inventory valuation reserves	4,041	2,548
Net operating loss carryforwards	1,940	2,722
Accrued compensation and benefits	1,374	994
Allowance for credit losses	1,329	917
Foreign tax credit	1,018	1,153
Other accrued expenses	972	2,531
Unrealized foreign exchange	314	215
Gross deferred tax assets	22,710	18,961
Valuation allowance	(2,567)	(3,080)
Net deferred tax assets	20,143	15,881

Deferred tax liabilities:
Depreciation and other basis differences	(13,382)	(10,825)
Intangibles	(2,579)	(3,263)
Other	(609)	(634)
Deferred tax liabilities	(16,570)	(14,722)
Net deferred tax assets	$3,573	$1,159

	2023	2022
Change in net deferred tax assets:
Ordinary movement	$2,232	$2,656
Deferred tax balances from business acquisitions	153	(1,999)
Items of other comprehensive loss	216	(312)
Currency translation	(79)	(7)
Other	(108)	(208)
Total change in net deferred tax assets	$2,414	$130

As of December 31, 2023, various international subsidiaries had gross net operating losses totaling $8.1 million, resulting in deferred tax assets of $1.9 million. Of the international net operating losses, $0.5 million carryforward indefinitely, while the remainder, if not utilized, will expire between 2026 and 2033. It is more likely than not that certain net operating loss carryforwards will not be realized; therefore, we have recorded a valuation allowance of $1.3 million against them. The net operating loss carryforwards are subject to various annual limitations under the tax laws of the different jurisdictions.

The Company considers earnings in our non-U.S. subsidiaries to be permanently reinvested and therefore did not record any associated deferred income taxes on such earnings. Accordingly, the Company intends to continue to invest approximately $137.3 million of such earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S.

Unrecognized Income Tax Benefits

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits related to uncertain tax positions, excluding interest and penalties, for the year ended December 31:

	2023	2022	2021
Balance at January 1	$482	$—	$66
Additions for tax positions of prior years	—	482	—
Settlements with tax authorities	(72)	—	—
Expiration of statutes of limitations	—	—	(66)
Balance at December 31	$410	$482	$—

The decrease in unrecognized tax benefits was related to a settlement with foreign tax authorities. The Company records accrued interest as well as penalties related to unrecognized tax benefits as part of the provision for income taxes. The accrued interest and penalties related to the gross unrecognized tax benefits, excluded from above, was de minimis in all years presented.

Preformed Line Products Company and its subsidiaries file income tax return in the United States and various countries around the world. With few exceptions, the Company is no longer subject to United States federal examinations by tax authorities for years before 2019 and foreign, state, and local examinations by authorities for years before 2017.

Note 10 – Share-Based Compensation

2016 Incentive Plan

The Company maintains an equity award program to provide the Company a competitive advantage in attracting, retaining, and motivating officers, employees and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. The Preformed Line Products Company 2016 Incentive Plan (the “Incentive Plan”) was put in place upon approval by the Company’s Shareholders at the 2016 Annual Meeting of Shareholders on May 10, 2016. Under the Incentive Plan, certain employees, officers, and directors will be eligible to receive awards of options and restricted stock units (RSUs). The total number of Company common shares reserved for awards under the Incentive Plan is 1,000,000 of which 900,000 common shares have been reserved for RSUs and 100,000 common shares have been reserved for share options. As of December 31, 2023, 70,000 options and 507,912 RSUs have been granted under the Incentive Plan. The Incentive Plan expires on May 10, 2026.

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

A summary of the RSUs for the year ended December 31, 2023 is as follows:

	Restricted Share Awards
	Performance		Total	Weighted-Average
	and Service	Service	Restricted	Grant-Date
	Required (1)	Required	Awards	Fair Value
Nonvested as of January 1, 2023	178,536	28,039	206,575	$61.54
Granted	46,119	11,520	57,639	88.69
Vested	(63,767)	(13,245)	(77,012)	57.28
Forfeited	(4,411)	(2,206)	(6,617)	74.93
Nonvested as of December 31, 2023	156,477	24,108	180,585	71.61

(1) Nonvested, performance-based RSUs are reflected above at the maximum performance achievement level.

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Annual compensation expense related to the time-based RSUs for the years ended December 31, 2023, 2022 and 2021 was $0.9 million, $0.7 million, and $0.5 million, respectively. As of December 31, 2023, there was $0.9 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 1.7 years.

For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in pre-tax income and sales growth over a requisite performance period. Depending on the extent to which the performance criteria are satisfied under the Incentive Plan, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the years ended December 31, 2023, 2022 and 2021 was $3.8 million, $3.6 million, and $3.4 million, respectively. As of December 31, 2023, the remaining performance-based RSUs compensation expense of $4.4 million at maximum performance achievement level is expected to be recognized over a period of approximately 1.7 years.

The excess tax benefits from service and performance-based RSUs was $2.6 million, $0.3 million, and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for restricted shares vested in the current period.

In the event of a Change in Control (as defined in the Incentive Plan), vesting of the RSUs will be accelerated and all restrictions will lapse. Nonvested performance-based awards are based on a maximum target potential payout. Actual shares awarded at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance-based award objectives.

To satisfy the vesting of its RSUs, the Company has reserved new shares from its authorized but unissued shares. Any additional granted awards will also be issued from the Company’s authorized but unissued shares.

Deferred Compensation Plan

The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of December 31, 2023, 243,118 shares have been deferred and are being held by the rabbi trust.

Share Option Awards

The Incentive Plan permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant. Options issued to date under the Incentive Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire from five to ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

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

There were no options granted during the year ended December 31, 2023 and 26,500 and 3,000 options granted in the years ended December 31, 2022 and 2021, respectively. The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2022	2021
Risk-free interest rate	3.1%	1.1%
Dividend yield	1.3%	1.4%
Expected life (years)	5	5
Expected volatility	37.1%	39.7%

Activity in the Company’s Incentive Plan for the year ended December 31, 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	60,300	$57.75
Granted	—	—
Exercised	(37,800)	57.07
Forfeited	—	—
Outstanding (vested and expected to vest) at December 31, 2023	22,500	58.89	8.0	$1,687
Exercisable at December 31, 2023	8,500	54.26	7.1	$677

There were 37,800, 13,150, and 7,000 stock options exercised during the years ended December 31, 2023, 2022 and 2021, respectively. The total intrinsic value of stock options exercised was $3.5 million, $0.3 million, and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Cash received for the exercise of stock options during the year ended December 31, 2023 and 2022 was $2.2 million and $0.8 million, respectively.

The Company recorded compensation expense related to the stock options currently vested of $0.3 million, $0.3 million and $0.2 million during the years ended December 31, 2023, 2022 and 2021, respectively. The total compensation cost related to nonvested awards not yet recognized at December 31, 2023 is expected to be $0.2 million over a weighted-average period of approximately 1.5 years.

The excess tax benefits from share-based awards for the year ended December 31, 2023 was $2.4 million. The excess tax benefits from share-based awards for each of the years ended December 31, 2022 and 2021 was less than $0.1 million. This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.

Note 11 – Computation of Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the years presented.

The calculation of basic and diluted earnings per share for the year ended December 31 was as follows:

	2023	2022	2021
Numerator
Net income	$63,332	$54,395	$35,729

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	4,920	4,931	4,907
Dilutive effect – share-based awards	77	68	63
Diluted weighted-average common shares outstanding	4,997	4,999	4,970

Earnings per common share
Basic	$12.87	$11.03	$7.28
Diluted	$12.68	$10.88	$7.19

For the year ended December 31, 2023, 2022 and 2021, zero, 31,500, and 13,000 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

Note 12 – Goodwill and Other Intangibles

The Company’s finite and indefinite-lived intangible assets consist of the following:

	December 31, 2023		December 31, 2022
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	1,109	(307)	1,175	(414)
Trademark	1,988	(1,682)	1,963	(1,576)
Technology	7,104	(3,738)	6,950	(3,189)
Customer relationships	19,240	(10,733)	18,637	(9,464)
	$34,247	$(21,266)	$33,531	$(19,449)
Indefinite-lived intangible assets
Goodwill	$29,497		$28,004

The aggregate amortization expense for other intangibles with finite lives, ranging from 1 to 67 years, for the years ended December 31, 2023, 2022 and 2021 was $1.8, $2.2 million, and $1.9 million, respectively. Amortization expense is estimated to be $1.8 million for 2024, $1.6 million for 2025, and $1.5 million for 2026, 2027 and 2028. The weighted-average remaining amortization period is approximately 11.8 years. The weighted-average remaining amortization period by intangible asset class; land use rights, 52.8 years; trademark, 14.3 years; technology, 7.1 years and customer relationships, 9.8 years.

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

There were no impairment charges recorded in 2023. Based on the interim impairment assessment performed as of September 30, 2022, the Asia-Pacific reporting unit’s carrying value exceeded its fair value by more than the carrying amount of goodwill, which was caused by both a reduction in forecasted results and an increase in the weighted average cost of capital due to rising interest rates. As a result, the Company recognized a non-cash impairment charge of $6.5 million as of September 30, 2022. This charge was identified separately in the consolidated income statement and impacted income from operations.

Total combined goodwill for the remaining reporting units was $29.5 million as shown in the following table:

	USA	The Americas	EMEA	Asia-Pacific	Total

Balance at January 1, 2022	$3,078	$4,244	$13,561	7,311	$28,194
Acquisitions	—	$5,068	$2,455	—	7,523
Impairments	—	—	—	(6,529)	(6,529)
Currency translation	—	285	(687)	(782)	(1,184)
Balance at December 31, 2022	3,078	9,597	15,329	—	28,004
Acquisitions	—	387	—	—	387
Currency translation	—	598	508	—	1,106
Balance at December 31, 2023	$3,078	$10,582	$15,837	$—	$29,497

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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the consolidated balance sheets as of December 31, 2023 and 2022:

Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$158	$—	$158	$—
Total Assets	$158	$—	$158	$—

Liabilities:
Foreign currency forward contracts	$—	$—	$—	$—
Supplemental profit sharing plan	$8,222	—	8,222	—
Total Liabilities	$8,222	$—	$8,222	$—

Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$548	$—	$548	$—
Total Assets	$548	$—	$548	$—

Liabilities:
Foreign currency forward contracts	81	—	81	—
Supplemental profit sharing plan	$7,299	$—	7,299	$—
Total Liabilities	$7,380	$—	$7,380	$—

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions. These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other operating expense - net” on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the twelve months ended December 31, 2023 and 2022, the Company recognized net losses of $0.7 million and $0.1 million, respectively, on foreign currency forward contracts. The gains and losses on foreign currency forward contracts are recorded in Other operating expense, net on the Company’s Statement of Consolidated Income.

The Company has a non-qualified Supplemental Profit Sharing Plan for its executives. The liability for this unfunded Supplemental Profit Sharing Plan was $8.2 million at December 31, 2023 and $7.3 million at December 31, 2022. These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

The carrying value of the Company’s current financial instruments, which include cash, cash equivalents and restricted cash, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments.

At December 31, 2023, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	December 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$51,786	$55,282	$68,054	$71,438

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

Disaggregated revenue

The following table presents the Company’s revenues disaggregated by segment and product type:

	Year Ended December 31, 2023
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	63%	74%	52%	73%	64%
Communications	33%	24%	44%	3%	29%
Special Industries	4%	2%	4%	24%	7%
Total	100%	100%	100%	100%	100%

	Year Ended December 31, 2022
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	53%	70%	62%	73%	59%
Communications	43%	28%	28%	2%	33%
Special Industries	4%	2%	10%	25%	8%
Total	100%	100%	100%	100%	100%

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

	2023	2022	2021
Allowance for credit losses, beginning of period	$5,021	$3,091	$2,848
Additions charged to costs and expenses	3,250	2,108	931
Write-offs	(218)	(122)	(435)
Foreign exchange and other	207	(56)	(253)
Allowance for credit losses, end of period	$8,260	$5,021	$3,091

Note 15 – Segment Information

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

The accounting policies of the operating segments are the same as those described in Note 1. We have one customer accounting for 11.6% of the Company’s consolidated revenue. In certain circumstances, PLP-USA performs all manufacturing and shipping activity to US-based entities on behalf of EMEA, where the sales order is recorded. These sales and related profits have been reclassified for segment purposes only from EMEA to PLP-USA.

The following table presents a summary of the Company’s reportable segments for the years ended December 31, 2023, 2022 and 2021. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profits in inventory.

	Year Ended December 31,
	2023	2022	2021
Net sales
PLP-USA	$378,563	$366,819	$257,602
The Americas	86,059	85,200	70,732
EMEA	102,130	96,126	95,922
Asia-Pacific	102,927	88,876	93,161
Total net sales	$669,679	$637,021	$517,417

Intersegment sales
PLP-USA	$9,350	$9,081	$6,176
The Americas	16,345	17,915	9,486
EMEA	8,531	3,280	2,784
Asia-Pacific	23,750	33,652	21,610
Total intersegment sales	$57,976	$63,928	$40,056

Interest income
PLP-USA	$—	$—	$—
The Americas	1,615	534	138
EMEA	125	82	4
Asia-Pacific	71	15	27
Total interest income	$1,811	$631	$169

Interest expense
PLP-USA	$(1,991)	$(1,138)	$(665)
The Americas	(255)	(678)	(368)
EMEA	(899)	(664)	(309)
Asia-Pacific	(760)	(734)	(681)
Total interest expense	$(3,905)	$(3,214)	$(2,023)

Income taxes
PLP-USA	$12,342	$15,285	$8,185
The Americas	3,022	3,218	3,250
EMEA	1,670	1,918	1,492
Asia-Pacific	1,973	(1,116)	248
Total income taxes	$19,007	$19,305	$13,175

Net income attributable to Preformed Line Products Company shareholders
PLP-USA	$45,392	$45,194	$24,384
The Americas	5,755	11,420	8,351
EMEA	5,796	1,379	3,715
Asia-Pacific	6,389	(3,598)	(721)
Total net income	$63,332	$54,395	$35,729

	2023	2022	2021
Expenditure for long-lived assets
PLP-USA	$25,317	$31,012	$12,750
The Americas	4,861	3,702	1,289
EMEA	2,849	2,247	2,785
Asia-Pacific	2,305	3,637	1,560
Total expenditures for long-lived assets	$35,332	$40,598	$18,384

Depreciation and amortization
PLP-USA	$9,270	$7,104	$6,195
The Americas	2,702	2,452	1,855
EMEA	3,493	3,354	3,146
Asia-Pacific	3,449	3,520	4,368
Total depreciation and amortization	$18,914	$16,430	$15,564

	As of December 31,
	2023	2022
Identifiable assets
PLP-USA	$256,508	$229,751
The Americas	111,056	108,560
EMEA	119,741	118,805
Asia-Pacific	115,846	111,363
	$603,151	$568,479

Long-lived assets
PLP-USA	$125,035	$95,673
The Americas	24,618	20,539
EMEA	20,780	19,764
Asia-Pacific	37,459	39,035
Total long-lived assets	$207,892	$175,011

Note 16 – Related Party Transactions

The Company’s Czech Republic subsidiary leases a factory at its Prostějov, Czech Republic location from a company currently owned by two current employees. During each of the years ended December 31, 2023, 2022 and 2021, the Company paid $0.3 million in lease expenses. The lease term is for 10 years from its original effective date of April 1, 2019.

During each year of the years ended December 31, 2023, 2022 and 2021, the Company paid approximately $0.2 million, $0.1 million and $0.1 million, respectively, in legal fees to Baker & Hostetler LLP, of which Steven Kestner, a member of our Board of Directors, is a Partner.

On October 28, 2020, the Board of the Directors of the Company approved the appointment of David C. Sunkle to serve on its Board of Directors effective upon his retirement at December 31, 2020 for a term commencing January 1, 2021 and ending in 2024. In addition, Mr. Sunkle has a consulting agreement with the Company that expires on December 31, 2025.

Note 17 – Acquisitions of Businesses

Acquisition of Pilot Plastics

On February 1, 2023, the Company acquired substantially all of the assets of Pilot Plastics, headquartered in Akron, Ohio. Pilot Plastics is an injection molding manufacturer and the acquisition expanded the Company's injection molding capabilities and further enhanced the Company's domestic manufacturing footprint. The purchase price was approximately $13.8 million, net of cash as of the closing date. The purchase price is subject to a holdback of approximately $1.7 million. To fund the Pilot Plastics acquisition, the Company borrowed on the Facility.

The acquisition of Pilot Plastics is accounted for using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recognized at their respective fair values on the acquisition date. The process of estimating the fair values of certain tangible assets, and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The table below summarizes the fair values of the assets acquired and liabilities assumed on the acquisition date, inclusive of the preliminary measurement period adjustments recorded as of December 31, 2023, which were not material. The measurement period remains open and future adjustments are not expected to have a material impact to the Consolidated Statements of Income.

Adjusted Preliminary Allocation
Accounts receivable	$970
Inventory	585
Property, plant and equipment and other assets	13,628
Accounts payable	(1,299)
Other current liabilities	(71)
Total identifiable net assets	13,813
Total consideration, net of cash received	$13,813

Due to the consideration transferred equaling the fair value of the assets acquired, no residual goodwill was recognized. From the date of the acquisition through December 31, 2023, the Company’s consolidated financial statements included Pilot Plastics sales of approximately $6.7 million and are reported in the PLP-USA segment.

Acquisition of Delta Conectores, S.A. de C.V.

On October 3, 2022, the Company acquired Delta Conectores, S.A. de C.V. ("Delta"), a Mexico entity headquartered in Aguascalientes, Mexico, from its shareholders. Delta designs and manufactures substation connector systems and accessory hardware for high voltage AC systems in Mexico. The acquisition of Delta expanded the Company's operational and technical capabilities in the region while supporting its overall substation strategy. The purchase price was $3.3 million, net of cash received, subject to a holdback of $0.6 million.

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

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Delta. The goodwill recognized of $0.4 million is not deductible for tax purposes.

All measurement period adjustments were completed within a year from the acquisition date, and such adjustments did not have a material impact on the Company's results of operations and financial position.

Acquisition of Holplast, s.r.o.

On March 1, 2022, the Company acquired all issued and outstanding shares of Holplast, s.r.o (“Holplast”), an entity headquartered in Prostějov, Czech Republic, from its shareholder. Holplast specializes in injection molding and the acquisition expanded the Company’s operational capabilities in the region and strengthens the Company’s position in the global communications market. The purchase price was approximately $5.3 million with a holdback of $0.8 million, inclusive of cash and debt.

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

Final Allocation
Cash	$907
Accounts receivable	452
Inventory	308
Prepaid expenses and other current assets	7
Property, plant and equipment and other assets	2,981
Accounts payable	(296)
Other current liabilities	(95)
Other non-current liabilities	(1,452)
Total identifiable net assets	2,812
Goodwill	2,475
Total consideration, net of cash received	$5,287

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Holplast. Other non-current liabilities assumed is mainly comprised of long-term debt totaling approximately $1.1 million at a rate of 3.21% with terms expiring between May 2023 and December 2030. The goodwill recognized of $2.5 million is not deductible for tax purposes.

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

Final Allocation
Accounts receivable	$2,132
Inventory	1,367
Prepaid expenses and other current assets	41
Equipment and other assets	725
Other intangible assets	4,359
Accounts payable	(599)
Other current liabilities	(322)
Other non-current liabilities	(1,561)
Total identifiable net assets	6,142
Goodwill	5,068
Total consideration, net of cash received	$11,210

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Maxxweld. As a result of the acquisition, goodwill of $5.1 million recognized is not deductible for tax purposes. Other intangible assets of $4.4 million include customer relationships, tradenames and backlog. The preliminary estimated fair values of the customer relationships, trademarks and backlog were $4.0 million, $0.2 million and $0.2 million, respectively, were determined using either the relief-from-royalty model or the multi-period excess earnings model, which are discounted cash flow models that rely on the Company's estimates. These estimates require judgment of future revenue growth rates, future margins, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. The estimated useful lives for customer relationships, trademarks and backlog were 15 years, 20 years, and 1 year, respectively. See Note 12 for additional information about goodwill and other intangible assets.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have concluded based on their review thereof that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2023.

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

Management, with the participation of the Company's Executive Chairman and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Our evaluation of internal control over financial reporting did not include the internal controls of Pilot Plastics, which was acquired during 2023, the results of which are included in the 2023 Consolidated Financial Statements for the year ended December 31, 2023 and constituted approximately 3.3% of total assets (inclusive of acquired intangible assets) as of December 31, 2023 and approximately 1.0% of net sales for the year then ended.

Based upon its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report, a copy of which is included below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2023 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Preformed Line Products Company

Opinion on Internal Control Over Financial Reporting

We have audited Preformed Line Products Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Preformed Line Products Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pilot Plastics, which are included in the 2023 consolidated financial statements of the Company and constituted 3.3% of total assets as of December 31, 2023 and 1.0% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Pilot Plastics.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related statements of consolidated income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 8, 2024 expressed an unqualified opinion thereon.

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

March 8, 2024

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Require Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the information under the captions “Corporate Governance – Board Composition”, “Corporate Governance – Election of Directors”, “Section 16(a) Beneficial Ownership Compliance”, “Corporate Governance – Code of Conduct” and “Corporate Governance – Board Committees and Meetings – Audit Committee” in the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 7, 2024 (the “Proxy Statement”). Information relative to executive officers of the Company is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information set forth under the caption “Directors and Executive Officers Compensation”, other than under the caption “Pay versus Performance”, “Compensation Policies and Risk”, and “Clawback Policy” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than the information required by Item 201(d) of Regulation S-K the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference. The information required by Item 201(d) of Regulation S-K is set forth immediately below.

Repurchase of equity securities

There were no equity compensation plans not approved by security holders during the year ended December 31, 2023. The approved transactions for the year ended December 31, 2023 are as follows.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(1)	(1)	(2)
Equity compensation plans approved by security holders	203,085	$58.89	422,088

(1)
Of these shares, 180,585 were issued in the form of restricted stock units, which have no exercise price. Accordingly, such shares were not included in the weighted average exercise price. For further detail, refer to Note 10, “Share-Based Compensation.”
(2)
Under the Incentive Plan, up to 900,000 of the 1,000,000 shares initially authorized may be issued in the form of restricted shares or units. See Note 10 in the Notes to Consolidated Financial Statements for information relating to the Incentive Plan.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Report of Independent Registered Public Accounting Firm (PCAOB ID: 0042)

Financial Statements and Schedule

Page	Financial Statements

29	Consolidated Balance Sheets
30	Statements of Consolidated Income
31	Statements of Consolidated Comprehensive Income
32	Statements of Consolidated Cash Flows
33	Statements of Consolidated Shareholders’ Equity
34	Notes to Consolidated Financial Statements

Page	Schedule

67	II - Valuation and Qualifying Accounts

(b)
Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

3.3	Amendment to the Amended and Restated Code of Regulations of Preformed Line Products Company, effective May 10, 2016 (incorporated by reference to the Company's Registration Statement on Form 10).

4	Description of Specimen Share Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

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

14.1	Preformed Line Products Amended Company Code of Conduct (incorporated by reference to the Company’s 10-K filed for the year ended December 31, 2019)

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

97.1	Preformed Line Products Company Clawback Policy adopted on August 2, 2024, filed herewith.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

* Indicates management contracts or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company

March 8, 2024	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Executive Chairman
(principal executive officer)

March 8, 2024	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 8, 2024	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Executive Chairman

March 8, 2024	/s/ Glenn E. Corlett
Glenn E. Corlett
Director

March 8, 2024	/s/ Matthew D. Frymier
Matthew D. Frymier
Director

March 8, 2024	/s/ Michael E. Gibbons
Michael E. Gibbons
Director

March 8, 2024	/s/ Steven Kestner
R. Steven Kestner
Director

March 8, 2024	/s/ Richard R. Gascoigne
Richard R. Gascoigne
Director

March 8, 2024	/s/ Ryan Ruhlman
J. Ryan Ruhlman
Director
March 8, 2024	/s/ Meagan A. R. Cross
Maegan A. R. Cross
March 8, 2024	Director /s/ David C. Sunkle David C. Sunkle Director

PREFORMED LINE PRODUCTS COMPANY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2023, 2022 and 2021

(Thousands of dollars)

For the year ended December 31, 2023:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions	Balance at end of period

Allowance for credit losses	$5,021	$3,250	$(218)	$207	$8,260
Reserve for credit memos	579	476	(310)	1	746
Slow-moving and obsolete inventory reserves	10,835	9,950	(3,427)	221	17,579
Accrued product warranty	1,111	213	(70)	24	1,278
Foreign net operating loss tax carryforwards	2,722	367	(466)	(683)	1,940

For the year ended December 31, 2022:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period

Allowance for credit losses	$3,091	$2,108	$(122)	$(56)	$5,021
Reserve for credit memos	653	92	(161)	(5)	579
Slow-moving and obsolete inventory reserves	10,636	4,001	(3,813)	11	10,835
Accrued product warranty	1,635	372	(931)	35	1,111
Foreign net operating loss tax carryforwards	3,550	1,812	(2,169)	(471)	2,722

For the year ended December 31, 2021:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period

Allowance for credit losses	$2,848	$931	$(435)	$(253)	$3,091
Reserve for credit memos	616	1,964	(1,918)	(9)	653
Slow-moving and obsolete inventory reserves	9,900	3,052	(2,488)	172	10,636
Accrued product warranty	1,282	934	(553)	(28)	1,635
Foreign net operating loss tax carryforwards	2,912	1,935	(1,297)	—	3,550