Form 10-Q
period 2024-03-31
PREFORMED LINE PRODUCTS CO
filed 2024-05-02
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended March 31, 2024

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

The number of shares outstanding as of April 19, 2024: 4,918,036.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash, cash equivalents and restricted cash	$45,859	$53,607
Accounts receivable, net	111,527	106,892
Inventories, net	141,508	148,814
Prepaid expenses	8,314	8,246
Other current assets	7,053	7,256
TOTAL CURRENT ASSETS	314,261	324,815
Property, plant and equipment, net	203,242	207,892
Operating lease, right-of-use assets	11,021	11,671
Goodwill	28,603	29,497
Other intangible assets, net	11,868	12,981
Deferred income taxes	7,379	7,109
Other assets	9,735	9,186
TOTAL ASSETS	$586,109	$603,151
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable	$41,748	$37,788
Notes payable to banks	1,487	6,968
Operating lease liabilities, current	1,532	1,671
Current portion of long-term debt	7,078	6,486
Accrued compensation and other benefits	23,348	28,018
Accrued expenses and other liabilities	20,961	27,414
Dividends payable	1,189	1,300
Income taxes payable	2,361	1,672
TOTAL CURRENT LIABILITIES	99,704	111,317
Long-term debt, less current portion	47,928	48,796
Operating lease liabilities, noncurrent	7,391	7,892
Deferred income taxes	3,414	3,536
Other noncurrent liabilities	14,304	15,454
SHAREHOLDERS' EQUITY
Common shares – $2 par value per share, 15,000,000 shares authorized, 4,918,036 and 4,908,413 issued and outstanding, at March 31, 2024 and December 31, 2023	13,711	13,607
Common shares issued to rabbi trust, 238,641 and 243,118 shares at March 31, 2024 and December 31, 2023, respectively	(10,214)	(10,183)
Deferred compensation liability	10,214	10,183
Paid-in capital	61,408	60,958
Retained earnings	528,733	520,154
Treasury shares, at cost, 1,937,150 and 1,894,419 shares at March 31, 2024 and December 31, 2024, respectively	(123,701)	(118,249)
Accumulated other comprehensive loss	(66,782)	(60,306)
TOTAL PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS' EQUITY	413,369	416,164
Noncontrolling interest	(1)	(8)
TOTAL SHAREHOLDERS' EQUITY	413,368	416,156
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$586,109	$603,151

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
(Thousands of dollars, except share and per share data)
Net sales	$140,904	$181,824
Cost of products sold	96,773	115,541
GROSS PROFIT	44,131	66,283
Costs and expenses
Selling	11,900	12,388
General and administrative	16,608	18,609
Research and engineering	5,431	5,193
Other operating (income) expense, net	(1,367)	1,112
	32,572	37,302
OPERATING INCOME	11,559	28,981
Other income (expense)
Interest income	972	304
Interest expense	(708)	(1,066)
Other income, net	35	40
	299	(722)
INCOME BEFORE INCOME TAXES	11,858	28,259
Income tax expense	2,255	6,840
NET INCOME	$9,603	$21,419
Net income attributable to noncontrolling interests	(7)	(21)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$9,596	$21,398
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,915	4,937
Diluted	4,944	4,997
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$1.95	$4.33
Diluted	$1.94	$4.28

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
(Thousands of dollars)
Net income	$9,603	$21,419
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(6,565)	3,922
Recognized net actuarial gain	89	89
Other comprehensive (loss) income, net of tax	(6,476)	4,011
Comprehensive income attributable to noncontrolling interests	(7)	(21)
COMPREHENSIVE INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$3,120	$25,409

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$9,603	$21,419
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	5,414	4,275
Deferred income taxes	(386)	(1,530)
Share-based compensation expense	383	1,066
(Gain) loss on sale of property and equipment	(1,843)	16
Other, net	1,230	1,942
Changes in operating assets and liabilities	(8,648)	(1,758)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,753	25,430
INVESTING ACTIVITIES
Capital expenditures	(3,918)	(8,351)
Proceeds from the sale of property and equipment	3,237	124
Acquisition of businesses, net of cash	-	(14,068)
NET CASH USED IN INVESTING ACTIVITIES	(681)	(22,295)
FINANCING ACTIVITIES
Payments of notes payable to banks	(5,307)	(4,524)
Proceeds from long-term debt	33,232	50,389
Payments of long-term debt	(33,069)	(50,633)
Dividends paid	(1,130)	(1,154)
Proceeds from issuance of common shares	60	355
Purchase of common shares for treasury	-	(116)
Purchase of common shares for treasury from related parties	(5,452)	(3,624)
NET CASH USED IN FINANCING ACTIVITIES	(11,666)	(9,307)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1,154)	724
Net decrease in cash, cash equivalents and restricted cash	(7,748)	(5,448)
Cash, cash equivalents and restricted cash at beginning of year	53,607	37,239
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$45,859	$31,791

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)

Balance at December 31, 2023	$13,607	$(10,183)	$10,183	$60,958	$520,154	$(118,249)	$(55,828)	$(4,478)	$416,164	$(8)	$416,156
Net income					9,596				9,596	7	9,603
Foreign currency translation adjustment							(6,565)		(6,565)		(6,565)
Pension adjustment, net of tax								89	89		89
Total comprehensive income									3,120	7	3,127
Share-based compensation				383					383		383
Purchase of 42,731 common shares						(5,452)			(5,452)		(5,452)
Issuance of 52,354 common shares	104			67					171		171
Common shares distributed from rabbi trust of 4,477, net		(31)	31						—		—
Cash dividends declared – $0.20 per share					(1,017)				(1,017)		(1,017)
Balance at March 31, 2024	$13,711	$(10,214)	$10,214	$61,408	$528,733	$(123,701)	$(62,393)	$(4,389)	$413,369	$(1)	$413,368

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)

Balance at December 31, 2022	$13,351	$(10,261)	$10,261	$53,646	$460,930	$(99,303)	$(65,495)	$(4,492)	$358,637	$(13)	$358,624
Net income					21,398				21,398	21	21,419
Foreign currency translation adjustment							3,922		3,922		3,922
Pension adjustment, net of tax								89	89		89
Total comprehensive income									25,409	21	25,430
Share-based compensation				1,066					1,066		1,066
Purchase of 41,573 common shares						(3,740)			(3,740)		(3,740)
Issuance of 72,477 common shares	140			244					384		384
Common shares distributed from rabbi trust of 3,541, net		185	(185)						—		—
Cash dividends declared – $0.20 per share					(1,050)				(1,050)		(1,050)
Balance at March 31, 2023	$13,491	$(10,076)	$10,076	$54,956	$481,278	$(103,043)	$(61,573)	$(4,403)	$380,706	$8	$380,714

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Tables in thousands of dollars, except share and per share data, unless specifically noted)

Note 1 – Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Preformed Line Products Company and subsidiaries (the “Company” or “PLPC”) have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Form 10-K for the year ended December 31, 2023 filed on March 8, 2024 with the Securities and Exchange Commission. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities and Exchange Commission.

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2024.

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

Recently Adopted or Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU enhances reportable segment disclosures on both an annual and interim basis primarily in regards to the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within the reported measure(s) of segment profit or loss. In addition, the ASU requires disclosure, by segment, of other items included in the reported measure(s) of segment profit or loss, including qualitative information describing the composition, nature and type of each item. The ASU also expands disclosure requirements related to the CODM, including how the reported measure(s) of segment profit or loss are used to assess segment performance and allocate resources, the method used to allocate overhead for significant segment expenses and others. Lastly, all current required annual segment reporting disclosures under Topic 280 are now effective for interim periods. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of adopting this ASU.

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

Disaggregated Revenue

The Company’s revenues by segment and product type are as follows:

	Three Months Ended March 31, 2024
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	67%	74%	70%	76%	70%
Communications	28%	25%	24%	3%	23%
Special Industries	5%	1%	6%	21%	7%
Total	100%	100%	100%	100%	100%

	Three Months Ended March 31, 2023
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	59%	63%	36%	74%	56%
Communications	37%	35%	61%	2%	38%
Special Industries	4%	2%	3%	24%	6%
Total	100%	100%	100%	100%	100%

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

	Three Months Ended March 31,
	2024	2023
Allowance for credit losses, beginning of period	$8,260	$5,021
Additions charged to costs and expenses	66	752
Write-offs	(6)	(3)
Foreign exchange and other	(131)	37
Allowance for credit losses, end of period	$8,189	$5,807

Note 3 – Inventories, Net

Inventories, net

Inventory is carried at lower of cost or net realizable value. The components of inventory are as follows:

	March 31, 2024	December 31, 2023
Raw materials	$93,392	$98,708
Work-in-process	13,874	14,397
Finished products	44,958	46,250
Inventories, net of excess and obsolete inventory reserve	152,224	159,355
Excess of current cost over LIFO cost	(10,716)	(10,541)
Inventories at LIFO cost	$141,508	$148,814

Costs for inventories of certain material, mainly in the U.S., are determined using the Last-In First-Out ("LIFO") method and totaled approximately $55.3 million at March 31, 2024 and $60.1 million at December 31, 2023. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three-month periods ended March 31, 2024 and 2023, the net change in LIFO inventories resulted in expense of $0.2 million and $0.5 million, respectively, to Cost of products sold. The Company’s reserves for slow moving and obsolete inventory was $17.8 million at March 31, 2024 and $17.6 million at December 31, 2023.

Note 4 – Property and Equipment, Net

Major classes of property, plant and equipment are stated at cost and were as follows:

	March 31, 2024	December 31, 2023
Land and improvements	$20,840	$21,374
Buildings and improvements	125,828	129,369
Machinery, equipment and aircraft	240,671	238,868
Construction in progress	20,725	22,619
Property, plant and equipment, gross	408,064	412,230
Less accumulated depreciation	(204,822)	(204,338)
Property, plant and equipment, net	$203,242	$207,892

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

On September 26, 2023, the Defendants and the Plaintiff entered into a settlement agreement which dismissed the action against all Defendants with prejudice. Net of insurance, the total settlement amount paid by the Company in the fourth quarter of 2023 was $4.3 million Canadian dollars ($3.2 million US dollars). The settlement reflects the Company’s desire to eliminate the burden, expense, distraction and further uncertainties of litigation, and settlement does not constitute an admission of liability, wrongdoing or fault by the Company and its subsidiaries.

The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flow. As of March 31, 2024 and December 31, 2023, there were zero reserves for known global legal matters.

Note 6 – Pension Plans

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “U.S. Plan”). Net periodic pension expense for the U.S. Plan for the three months ended March 31, 2024 and 2023, respectively, follows:

	Three Months Ended March 31,
	2024	2023
Interest cost	$387	$392
Expected return on plan assets	(485)	(501)
Recognized net actuarial loss	117	117
Net periodic pension expense	$19	$8

There were no contributions to the U.S. Plan during the three months ended March 31, 2024 and 2023. The Company is evaluating whether to make additional contributions to the U.S. Plan during 2024. In August 2023, the Board of Directors of the Company approved a resolution to terminate the U.S. Plan and preliminary administrative actions have been undertaken to proceed with the termination. Components of pension expense are included in Other income, net in the Consolidated Statements of Income.

Note 7 – Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
		Cumulative			Cumulative
	Unrecognized	Translation		Unrecognized	Translation
	Benefit Cost	Adjustment	Total	Benefit Cost	Adjustment	Total
Balance at January 1,	$(4,478)	$(55,828)	$(60,306)	$(4,492)	$(65,495)	$(69,987)
Other comprehensive income before reclassifications:
Gain on foreign currency translation adjustment	—	(6,565)	(6,565)	—	3,922	3,922

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	89	—	89	89	—	89
Net current period other comprehensive income (loss)	89	(6,565)	(6,476)	89	3,922	4,011
Balance at March 31,	$(4,389)	$(62,393)	$(66,782)	$(4,403)	$(61,573)	$(65,976)

(a)
This AOCI component is included in the computation of net periodic pension expense (income) as noted in Note 6 – Pension Plans.

Note 8 – Debt and Credit Arrangements

The Company maintains a credit facility (the "Facility") with a capacity of $90.0 million that expires March 2, 2026. The interest rate is defined as the Secured Overnight Financing Rate (“SOFR”) plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the SOFR spread becomes 1.500%. At March 31, 2024, the Company had utilized $35.0 million with $55.0 million available on the Facility. There were no long-term outstanding letters of credit as of March 31, 2024. Our bank debt to equity percentage was 13.7%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At March 31, 2024, the Company was in compliance with these covenants.

On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. The term of the loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $14.2 million outstanding on this debt facility at March 31, 2024, $2.1 million was classified as current. The loan is secured by the aircraft.

The Company has other borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At March 31, 2024, and December 31, 2023, $7.3 million and $13.3 million was outstanding, of which $6.5 million and $11.4 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.

The Company's Asia-Pacific segment had $0.2 million in restricted cash used to secure bank debt at March 31, 2024 and December 31, 2023, respectively. The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash, cash equivalents and restricted cash.

Note 9 – Income Taxes

For the three months ended March 31, 2024 and 2023, the Company’s effective tax rate was 19% and 24%, respectively. The effective tax rate for the three months ended March 31, 2024 was lower than the effective tax rate for the same period in 2023 mainly due to an increase in excess tax benefits on share-based compensation in relation to overall lower pre-tax book income.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the period ended March 31, 2024, the Company did not record any additional valuation allowances in various jurisdictions on their deferred tax assets.

For the three-month periods ending March 31, 2024 and 2023, the Company did not record any new uncertain tax positions.

Note 10 – Computation of Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three months ended March 31, was as follows:

	Three Months Ended March 31,
	2024	2023
Numerator
Net income	$9,596	$21,398

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	4,915	4,937
Dilutive effect – share-based awards	29	60
Diluted weighted-average common shares outstanding	4,944	4,997

Earnings per common share
Basic	$1.95	$4.33
Diluted	$1.94	$4.28

For the three months ended March 31, 2024 and 2023, there were zero stock options which were excluded from the calculation of diluted earnings per share.

Note 11 – Goodwill and Other Intangibles

The Company’s finite and indefinite-lived intangible assets consist of the following:

	March 31, 2024		December 31, 2023
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	655	(118)	1,109	(307)
Trademark	1,969	(1,690)	1,988	(1,682)
Technology	6,836	(3,724)	7,104	(3,738)
Customer relationships	18,720	(10,780)	19,240	(10,733)
	$32,986	$(21,118)	$34,247	$(21,266)
Indefinite-lived intangible assets
Goodwill	$28,603		$29,497

The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. The Company performs additional interim impairment assessments as circumstances warrant. There were no indicators of impairment noted for the period ending March 31, 2024.

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

The Company’s only intangible asset with an indefinite life is goodwill. The Company’s goodwill is not deductible for tax purposes. Changes in the carrying amount of goodwill by reporting unit are shown in the following table:

	PLP-USA	The Americas	EMEA	Asia-Pacific	Total

Balance at January 1, 2024	$3,078	$10,582	$15,837	$—	$29,497
Currency translation	—	(290)	(604)	—	(894)
Balance at March 31, 2024	$3,078	$10,292	$15,233	$—	$28,603

Note 12 – Fair Value of Financial Assets and Liabilities

Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to satisfy a liability in an orderly transaction between market participants. The Company measures and records certain assets and liabilities at fair value. A fair value hierarchy is used for those assets and liabilities measured at fair value that distinguishes between assumptions based on market data (observable inputs), and the Company’s assumptions (unobservable inputs). The hierarchy consists of the following three levels: (Level 1 Inputs) quoted market prices in active markets for identical assets or liabilities; (Level 2 Inputs) observable market-based inputs or unobservable inputs that are corroborated by market data; and (Level 3 Inputs) unobservable inputs that are not corroborated by market data.

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

Description	Balance as of March 31, 2024	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$141	$—	$141	$—
Total assets	$141	$—	$141	$—

Liabilities:
Foreign currency forward contracts	$8	$—	$8	$—
Supplemental profit sharing plan	9,123	—	9,123	—
Total liabilities	$9,131	$—	$9,131	$—

Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$158	$—	$158	$—
Total assets	$158	$—	$158	$—

Liabilities:
Foreign currency forward contracts	$—	$—	$—	$—
Supplemental profit sharing plan	8,222	—	8,222	—
Total liabilities	$8,222	$—	$8,222	$—

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions. These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in Other operating expense, net on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three months ended March 31, 2024 and 2023, the Company recognized net losses of $0.2 million and $0.1 million, respectively, on foreign currency forward contracts.

The Company has a non-qualified supplemental profit sharing plan for its executives (the "Supplemental Profit Sharing Plan"). The liability for the unfunded Supplemental Profit Sharing Plan was $9.1 million at March 31, 2024 and $8.2 million at December 31, 2023. These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

The carrying value of the Company’s current financial instruments, which include cash, cash equivalents and restricted cash, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments.

At March 31, 2024 and December 31, 2023, the fair value of the Company’s long-term debt was estimated using discounted cash flows analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	March 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$51,486	$55,006	$51,786	$55,282

Note 13 – Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the CODM, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.

The following tables present a summary of the Company’s reportable operating segments for the three months ended March 31, 2024 and 2023. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended March 31,
	2024	2023
Net sales
PLP-USA	$70,737	$97,177
The Americas	18,358	22,568
EMEA	28,654	39,034
Asia-Pacific	23,155	23,045
Total net sales	$140,904	$181,824

Intersegment sales
PLP-USA	$2,346	$11,962
The Americas	2,467	4,213
EMEA	1,374	1,533
Asia-Pacific	3,764	7,009
Total intersegment sales	$9,951	$24,717

Gross profit
PLP-USA	$24,696	$42,106
The Americas	4,965	7,987
EMEA	8,318	9,247
Asia-Pacific	6,152	6,943
Total gross profit	$44,131	$66,283

Net income attributable to Preformed Line Products Company shareholders
PLP-USA	$5,317	$16,796
The Americas	897	1,889
EMEA	1,579	1,661
Asia-Pacific	1,803	1,052
Total net income attributable to Preformed Line Products Company shareholders	$9,596	$21,398

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

The segment managers responsible for each region report directly to the Company’s Executive Chairman, who is the chief operating decision maker, and are accountable for the financial results and performance of their entire segment for which they are responsible. The business components within each segment are managed to maximize the results of the entire operating segment and the Company rather than the results of any individual business component of the segment.

We evaluate segment performance and allocate resources based on several factors primarily based on sales and net income.

PREFACE

The following discussion describes our results of operations for the three months ended March 31, 2024 and 2023. Our consolidated financial statements are prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends.

Net sales of $140.9 million decreased $40.9 million for the three months ended March 31, 2024 year-over-year. The inflationary headwinds we experienced in 2022 and early 2023 related to raw materials, specifically plastic resins, aluminum and sand (grit), have generally subsided. Costs related to shipping and freight have similarly fallen from their 2022 peak. While decreases in these underlying costs along with the impacts of our previous price increases benefited gross margins in 2023, they have not meaningfully impacted first quarter 2024 results. If inflationary pressures increase again, it may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand.

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. PLPC’s foreign currency impacts were primarily related to translating into U.S. dollars its foreign currency denominated loans, trade receivables and royalty receivables from its foreign subsidiaries at the March 31, 2024 exchange rates. The fluctuations of foreign currencies during the three months ended March 31, 2024 had a favorable impact on net sales of $0.7 million and an unfavorable impact of $4.6 million during the three months ended March 31, 2023. The effect of currency translation had a de minimis impact on net income and an unfavorable impact of $0.2 million for the three months ended March 31, 2024 and 2023, respectively. On a reportable segment basis, the impact of foreign currency translation on net sales and net income for the three months ended March 31, 2024 and 2023, respectively, was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income (Loss)
(Thousands of dollars)	2024	2023	2024	2023
The Americas	$805	$(1,157)	$33	$(64)
EMEA	788	(2,165)	39	(91)
Asia-Pacific	(844)	(1,273)	(73)	(62)
Total	$749	$(4,595)	$(1)	$(217)

Although we experienced market headwinds that have impacted our first quarter 2024 results, we believe our business portfolio and our financial position are sound and strategically well-positioned. We remain focused on assessing our global market opportunities and overall manufacturing capacity in conjunction with the requirements of local manufacturing in the markets that we serve. As necessary, we will modify redundant processes and further utilize our global manufacturing network to manage costs, increase sales volume and deliver value to our customers. Period cost containment has been a priority for the Company in 2024, shown through a reduction in costs and expenses of nearly 13%. We have continued to invest in the business to expand into new markets for the Company, evaluate strategic mergers and acquisitions, improve efficiency, develop new products and increase our capacity. As of March 31, 2024, our liquidity remains strong and our bank debt to equity percentage was 13.7%. We can borrow needed funds at a competitive interest rate under our credit facility.

RESULTS OF OPERATIONS

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended March 31, 2024 and 2023. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended March 31,
(Thousands of dollars)	2024		2023		Change
Net sales	$140,904	100.0%	$181,824	100.0%	$(40,920)
Cost of products sold	96,773	68.7	115,541	63.5	(18,768)
GROSS PROFIT	44,131	31.3	66,283	36.5	(22,152)
Costs and expenses	32,572	23.1	37,302	20.5	(4,730)
OPERATING INCOME	11,559	8.2	28,981	15.9	(17,422)
Other income (expense), net	299	0.2	(722)	(0.4)	1,021
INCOME BEFORE INCOME TAXES	11,858	8.4	28,259	15.5	(16,401)
Income taxes	2,255	1.6	6,840	3.8	(4,585)
NET INCOME	9,603	6.8	21,419	11.8	(11,816)
Net (income) attributable to noncontrolling interests	(7)	(0.0)	(21)	(0.0)	14
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$9,596	6.8%	$21,398	11.8%	$(11,802)

Net sales. In 2024, net sales were $140.9 million, a decrease of $40.9 million, or 23%, compared to 2023. Excluding the effect of currency translation, net sales decreased 23% as summarized in the following table:

	Three Months Ended March 31,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2024	2023	Change	Translation	Translation	Change
Net sales
PLP-USA	$70,737	$97,177	$(26,440)	$—	$(26,440)	(27)%
The Americas	18,358	22,568	(4,210)	805	(5,015)	(22)
EMEA	28,654	39,034	(10,380)	788	(11,168)	(29)
Asia-Pacific	23,155	23,045	110	(844)	954	4
Consolidated	$140,904	$181,824	$(40,920)	$749	$(41,669)	(23)%

The decrease in PLP-USA net sales of $26.4 million, or 27%, was primarily due to lower volumes and unfavorable product mix in communications sales and lower volumes in energy product sales. International net sales for the three months ended March 31, 2024 were favorably affected by $0.7 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $18.4 million decreased $5.0 million, or 22%, primarily due to lower volumes in communications sales. EMEA net sales of $28.7 million decreased $11.2 million, or 29%, primarily due to lower volume predominately in communications sales and to a lesser extent energy products sales. Asia-Pacific net sales of $23.2 million increased $1.0 million, or 4%, primarily due to volume increases in energy product sales.

Gross profit. Gross profit of $44.1 million for 2024 decreased $22.2 million, or 33%, compared to 2023. Excluding the effect of currency translation, gross profit decreased $22.4 million, or 34%, as summarized in the following table:

	Three Months Ended March 31,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2024	2023	Change	Translation	Translation	Change
Gross profit
PLP-USA	$24,696	$42,106	$(17,410)	$—	$(17,410)	(41)%
The Americas	4,965	7,987	(3,022)	253	(3,275)	(41)
EMEA	8,318	9,247	(929)	179	(1,108)	(12)
Asia-Pacific	6,152	6,943	(791)	(209)	(582)	(8)
Consolidated	$44,131	$66,283	$(22,152)	$223	$(22,375)	(34)%

PLP-USA gross profit of $24.7 million decreased by $17.4 million, or 41%, compared to the same period in 2023, primarily due to lower sales volumes and unfavorable product mix. International gross profit for the period ended March 31, 2024 was favorably impacted by $0.2 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit decreased $3.3 million, or 41%, which was primarily the result of lower sales volumes. EMEA gross profit decreased $1.1 million, or 12%, primarily due to lower sales volumes, partially offset by favorable resolution of a warranty claim. Asia-Pacific’s gross profit decreased $0.6 million, or 8%, which was primarily driven by higher manufacturing costs.

Costs and expenses. Costs and expenses of $32.6 million for the three months ended March 31, 2024 decreased $4.7 million, or 13%, when compared to 2023. Excluding the effect of currency translation, costs and expenses decreased $5.0 million, or 13%, as summarized in the following table:

	Three Months Ended March 31,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2024	2023	Change	Translation	Translation	Change
Costs and expenses
PLP-USA	$18,164	$19,906	$(1,742)	$—	$(1,742)	(9)%
The Americas	4,721	5,457	(736)	255	(991)	(18)
EMEA	6,129	6,693	(564)	118	(682)	(10)
Asia-Pacific	3,558	5,246	(1,688)	(107)	(1,581)	(30)
Consolidated	$32,572	$37,302	$(4,730)	$266	$(4,996)	(13)%

PLP-USA costs and expenses of $18.2 million decreased $1.7 million, or 9% year-over-year. PLP-USA’s decrease was primarily attributable to lower sales, personnel and professional services costs. International costs and expenses for the three months ended March 31, 2024 were unfavorably impacted by $0.3 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $4.7 million decreased $1.0 million primarily due to lower sales and personnel-related costs. EMEA costs and expenses of $6.2 million decreased by $0.7 million primarily due to lower sales-related and bad debt expenses. Asia-Pacific costs and expenses of $3.6 million decreased $1.6 million primarily due to a one-time gain on the sale of capital assets.

Other (expense) income, net. Other income, net of $0.3 million for the three months ended March 31, 2024 was favorable by $1.0 million when compared to Other expense, net for the three months ended March 31, 2023 of $0.7 million. The favorable movement was due to higher interest income earned on cash balances in certain international jurisdictions and lower interest expense from reduced debt balances for the three months ended March 31, 2024.

Income taxes. Income taxes for the three months ended March 31, 2024 and 2023 were $2.3 million and $6.8 million based on pre-tax income of $11.9 million and $28.3 million, respectively. The tax rate for the three months ended March 31, 2024 and 2023 was 19% and 24%, respectively. The effective tax rate for the three months ended March 31, 2024 was lower than the effective tax rate for the same period in 2023 mainly due to an increase in excess tax benefits on share-based compensation in relation to overall lower pre-tax book income.

Net income. As a result of the preceding items, net income for the three months ended March 31, 2024 was $9.6 million, compared to $21.4 million for 2023. Excluding the effect of currency translation, net income decreased $11.8 million as summarized in the following table. The decrease in net income was due to decreases in operating income described above, partially offset by higher interest income, lower interest expense, and lower tax expense:

	Three Months Ended March 31,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2024	2023	Change	Translation	Translation	Change
Net income (loss)
PLP-USA	$5,317	$16,796	$(11,479)	$—	$(11,479)	(68)%
The Americas	897	1,889	(992)	33	(1,025)	(54)
EMEA	1,579	1,661	(82)	39	(121)	(7)
Asia-Pacific	1,803	1,052	751	(73)	824	78
Consolidated	$9,596	$21,398	$(11,802)	$(1)	$(11,801)	(55)%

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2023 filed on March 8, 2024 with the Securities and Exchange Commission and are, therefore, not presented herein.

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first three months of 2024, we used cash of $3.9 million for capital expenditures. We ended the first three months of 2024 with $45.9 million of cash, cash equivalents and restricted cash (collectively, “Cash”). Our Cash is held in various locations throughout the world. At March 31, 2024, the majority of our Cash was held outside the U.S. We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future operating cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt, including notes payable, at March 31, 2024 was $56.5 million. At March 31, 2024, our unused availability under our credit facility (the "Facility") was $55.0 million and our bank debt to equity percentage was 13.7%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At March 31, 2024, the Company was in compliance with these covenants.

Our Asia-Pacific segment had $0.2 million in restricted cash for both periods ended March 31, 2024 and December 31, 2023. The restricted cash was used to secure bank debt and is included in Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets.

On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. The term of the loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $14.2 million outstanding on this debt facility at March 31, 2024, $2.1 million was classified as current. The loan is secured by the aircraft.

We expect that our major source of funding for 2024 and beyond will be our operating cash flows, our existing Cash as well as our Facility agreement. Except for current earnings in certain jurisdictions, our operating income is deemed to be indefinitely reinvested in foreign jurisdictions. We currently do not intend nor foresee a need to repatriate these funds. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months and thereafter for the foreseeable future. In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions. We also believe that we can further expand our borrowing capacity, if necessary; however, we do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

Sources and Uses of Cash

Net cash provided by operating activities for the three months ended March 31, 2024 was $5.8 million compared to $25.4 million in the comparable prior year three-month period. The $19.6 million decrease was primarily a result of a decrease in net income and larger payables balances, which outpaced increases in current assets, primarily accounts receivable, inventory and prepaid expenses.

Net cash used in investing activities for the three months ended March 31, 2024 was $0.7 million compared to $22.3 million in the comparable prior year three-month period. The $21.6 million change was primarily a result of decreases in acquisition activity and capital expenditures during the current period.

Net cash used in financing activities for the three months ended March 31, 2024 was $11.7 million compared to $9.3 million in the comparable prior year three-month period. The $2.4 million change was primarily the result of an increase in payments on notes payable to banks and repurchases of Company shares.

We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and finance leases primarily for equipment. At March 31, 2024, we had $1.5 million of current operating lease liabilities and $7.4 million of noncurrent operating lease liabilities. Total liabilities related to finance lease obligations were less than $0.4 million at March 31, 2024.

As of March 31, 2024, the Company had total outstanding guarantees of $13.6 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of March 31, 2024, the Company had total outstanding letters of credit of $0.9 million.

The Company has borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At March 31, 2024 and December 31, 2023, $7.3 million and $13.3 million was outstanding, of which $6.5 million and $11.4 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.

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

The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:

•
The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States, Canada, Australia and Western Europe and may grow slowly or experience prolonged delay in developing regions despite expanding power needs;
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
•
The impact of any failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures; and
•
Those factors described under the heading “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 which was filed on March 8, 2024.

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

Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar. Revenue from operations in Argentina represented less than 1% of total consolidated net sales for the three-month periods ended March 31, 2024 and 2023.

As of March 31, 2024, the Company had $0.1 million in assets related to foreign currency forward exchange contracts outstanding. The Company does not hold derivatives for trading purposes.

The Company’s primary currency rate exposures are related to foreign denominated debt, intercompany debt, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have an impact on fair values on such instruments of $4.9 million and a $0.6 million impact on income before income taxes at March 31, 2024.

The Company is exposed to market risk, including changes in interest rates and foreign exchange rates since we conduct business in a variety of foreign currencies. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of current and long-term borrowings of $35.1 million at March 31, 2024. A 100-basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $0.1 million for the three months ended March 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934, as amended, during the three-month period ended March 31, 2024 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding the Company’s current legal proceedings is presented in Note 5 of the Notes to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 8, 2024. In addition, the ongoing conflicts between Russia and Ukraine as well as Israel and Palestine could potentially exacerbate other risks discussed, any of which could have a material adverse effect on the Company. The situation continues to change, and additional impacts may arise that the Company is not aware of currently.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 1, 2023, the Board of Directors authorized a new plan to repurchase up to an additional 212,952 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three-month period ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January	4,614	130.50	4,614	242,236
February	28,917	125.96	28,917	213,319
March	9,200	131.90	9,200	204,119
Total	42,731

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

Preformed Line Products Company

May 2, 2024	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Executive Chairman
(principal executive officer)

May 2, 2024	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(principal financial and accounting officer)