Form 10-Q
period 2024-06-30
PREFORMED LINE PRODUCTS CO
filed 2024-08-01
CIK 80035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended June 30, 2024

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

The number of shares outstanding as of July 19, 2024: 4,913,647.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREFORMED LINE PRODUCTS COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash, cash equivalents and restricted cash	$47,424	$53,607
Accounts receivable, net	101,460	106,892
Inventories, net	141,812	148,814
Prepaid expenses	7,394	8,246
Other current assets	6,983	7,256
TOTAL CURRENT ASSETS	305,073	324,815
Property, plant and equipment, net	200,441	207,892
Operating lease, right-of-use assets	10,594	11,671
Goodwill	27,901	29,497
Other intangible assets, net	11,059	12,981
Deferred income taxes	7,721	7,109
Other assets	9,798	9,186
TOTAL ASSETS	$572,587	$603,151
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable	$42,945	$37,788
Notes payable to banks	6,938	6,968
Operating lease liabilities, current	1,563	1,671
Current portion of long-term debt	2,812	6,486
Accrued compensation and other benefits	24,398	28,018
Accrued expenses and other liabilities	22,574	27,414
Dividends payable	1,224	1,300
Income taxes payable	1,530	1,672
TOTAL CURRENT LIABILITIES	103,984	111,317
Long-term debt, less current portion	28,820	48,796
Operating lease liabilities, noncurrent	7,011	7,892
Deferred income taxes	2,207	3,536
Other noncurrent liabilities	14,347	15,454
SHAREHOLDERS' EQUITY
Common shares – $2 par value per share, 15,000,000 shares authorized, 4,913,496 and 4,908,413 issued and outstanding, at June 30, 2024 and December 31, 2023	13,711	13,607
Common shares issued to rabbi trust, 238,787 and 243,118 shares at June 30, 2024 and December 31, 2023, respectively	(10,233)	(10,183)
Deferred compensation liability	10,233	10,183
Paid-in capital	62,361	60,958
Retained earnings	537,079	520,154
Treasury shares, at cost, 1,941,690 and 1,894,419 shares at June 30, 2024 and December 31, 2023, respectively	(124,269)	(118,249)
Accumulated other comprehensive loss	(72,664)	(60,306)
TOTAL PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS' EQUITY	416,218	416,164
Noncontrolling interest	-	(8)
TOTAL SHAREHOLDERS' EQUITY	416,218	416,156
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$572,587	$603,151

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Thousands of dollars, except per share data)
Net sales	$138,720	$181,813	$279,625	$363,637
Cost of products sold	94,447	115,486	191,220	231,026
GROSS PROFIT	44,273	66,327	88,405	132,611
Costs and expenses
Selling	11,928	13,013	23,828	25,401
General and administrative	15,250	18,220	31,858	36,830
Research and engineering	5,358	5,760	10,789	10,953
Other operating expense (income), net	445	1,186	(921)	2,298
	32,981	38,179	65,554	75,482
OPERATING INCOME	11,292	28,148	22,851	57,129
Other income (expense)
Interest income	346	419	1,318	723
Interest expense	(568)	(1,134)	(1,276)	(2,199)
Other income, net	91	108	126	147
	(131)	(607)	168	(1,329)
INCOME BEFORE INCOME TAXES	11,161	27,541	23,019	55,800
Income tax expense	1,794	7,077	4,049	13,917
NET INCOME	$9,367	$20,464	$18,970	$41,883
Net income attributable to noncontrolling interests	(1)	8	(8)	(13)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$9,366	$20,472	$18,962	$41,870
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,915	4,944	4,915	4,940
Diluted	4,964	5,024	4,955	5,013
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$1.91	$4.14	$3.86	$8.48
Diluted	$1.89	$4.08	$3.83	$8.35

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Thousands of dollars)
Net income	$9,367	$20,464	$18,970	$41,883
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(5,971)	2,301	(12,536)	6,223
Recognized net actuarial gain	89	89	178	178
Other comprehensive (loss) income, net of tax	(5,882)	2,390	(12,358)	6,401
Comprehensive income attributable to noncontrolling interests	(1)	8	(8)	(13)
COMPREHENSIVE INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$3,484	$22,862	$6,604	$48,271

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$18,970	$41,883
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	10,660	8,964
Deferred income taxes	(1,913)	(2,011)
Share-based compensation expense	1,317	2,791
(Gain) loss on sale of property and equipment	(1,852)	44
Other, net	467	4,096
Changes in operating assets and liabilities	6,398	(9,917)
NET CASH PROVIDED BY OPERATING ACTIVITIES	34,047	45,850
INVESTING ACTIVITIES
Capital expenditures	(7,646)	(17,177)
Proceeds from the sale of property and equipment	3,365	129
Acquisition of businesses, net of cash	-	(12,089)
NET CASH USED IN INVESTING ACTIVITIES	(4,281)	(29,137)
FINANCING ACTIVITIES
Proceeds (payments) of notes payable to banks	163	(4,243)
Proceeds from long-term debt	53,099	104,183
Payments of long-term debt	(76,219)	(100,283)
Dividends paid	(2,114)	(2,143)
Proceeds from issuance of common shares	61	664
Purchase of common shares for treasury	(113)	(116)
Purchase of common shares for treasury from related parties	(5,908)	(9,724)
Other	(2,473)	-
NET CASH USED IN FINANCING ACTIVITIES	(33,504)	(11,662)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2,445)	870
Net decrease in cash, cash equivalents and restricted cash	(6,183)	5,921
Cash, cash equivalents and restricted cash at beginning of year	53,607	37,239
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$47,424	$43,160

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)

Balance at December 31, 2023	$13,607	$(10,183)	$10,183	$60,958	$520,154	$(118,249)	$(55,828)	$(4,478)	$416,164	$(8)	$416,156
Net income					9,596				9,596	7	9,603
Foreign currency translation adjustment							(6,565)		(6,565)		(6,565)
Pension adjustment, net of tax								89	89		89
Total comprehensive income									3,120	7	3,127
Share-based compensation				383					383		383
Purchase of 42,731 common shares						(5,452)			(5,452)		(5,452)
Issuance of 52,354 common shares	104			67					171		171
Common shares distributed from rabbi trust of 4,477, net		(31)	31						—		—
Cash dividends declared – $0.20 per share					(1,017)				(1,017)		(1,017)
Balance at March 31, 2024	$13,711	$(10,214)	$10,214	$61,408	$528,733	$(123,701)	$(62,393)	$(4,389)	$413,369	$(1)	$413,368
Net income					9,366				9,366	1	9,367
Foreign currency translation adjustment							(5,971)		(5,971)		(5,971)
Pension adjustment, net of tax								89	89		89
Total comprehensive income									3,484	1	3,485
Share-based compensation				934					934		934
Purchase of 4,540 common shares						(568)			(568)		(568)
Issuance of 146 common shares	-			19					19		19
Common shares issued to rabbi trust of 146, net		(19)	19						—		—
Cash dividends declared – $0.20 per share					(1,020)				(1,020)		(1,020)
Balance at June 30, 2024	$13,711	$(10,233)	$10,233	$62,361	$537,079	$(124,269)	$(68,364)	$(4,300)	$416,218	$—	$416,218

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
	(In thousands, except share and per share data)

Balance at December 31, 2022	$13,351	$(10,261)	$10,261	$53,646	$460,930	$(99,303)	$(65,495)	$(4,492)	$358,637	$(13)	$358,624
Net income					21,398				21,398	21	21,419
Foreign currency translation adjustment							3,922		3,922		3,922
Pension adjustment, net of tax								89	89		89
Total comprehensive income									25,409	21	25,430
Share-based compensation				1,066					1,066		1,066
Purchase of 41,573 common shares						(3,740)			(3,740)		(3,740)
Issuance of 72,477 common shares	140			244					384		384
Common shares distributed from rabbi trust of 3,541, net		185	(185)						—		—
Cash dividends declared – $0.20 per share					(1,050)				(1,050)		(1,050)
Balance at March 31, 2023	$13,491	$(10,076)	$10,076	$54,956	$481,278	$(103,043)	$(61,573)	$(4,403)	$380,706	$8	$380,714
Net income					20,472				20,472	(8)	20,464
Foreign currency translation adjustment							2,301		2,301		2,301
Pension adjustment, net of tax								89	89		89
Total comprehensive income									22,862	(8)	22,854
Share-based compensation				1,725					1,725		1,725
Purchase of 40,078 common shares						(6,100)			(6,100)		(6,100)
Issuance of 9,655 common shares	18			262					280		280
Common shares distributed from rabbi trust of 502, net		37	(37)						—		—
Cash dividends declared – $0.20 per share					(1,024)				(1,024)		(1,024)
Balance at June 30, 2023	$13,509	$(10,039)	$10,039	$56,943	$500,726	$(109,143)	$(59,272)	$(4,314)	$398,449	$-	$398,449

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2024.

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

Disaggregated Revenue

The Company’s revenues by segment and product type are as follows:

	Three Months Ended June 30, 2024
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	63%	80%	71%	79%	71%
Communications	30%	18%	24%	4%	22%
Special Industries	7%	2%	5%	17%	7%
Total	100%	100%	100%	100%	100%

	Three Months Ended June 30, 2023
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	60%	70%	46%	72%	60%
Communications	36%	28%	51%	3%	33%
Special Industries	4%	2%	3%	25%	7%
Total	100%	100%	100%	100%	100%

	Six Months Ended June 30, 2024
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	66%	78%	71%	78%	71%
Communications	28%	21%	24%	4%	22%
Special Industries	6%	1%	5%	18%	7%
Total	100%	100%	100%	100%	100%

	Six Months Ended June 30, 2023
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	59%	69%	40%	71%	58%
Communications	37%	29%	57%	3%	35%
Special Industries	4%	2%	3%	26%	7%
Total	100%	100%	100%	100%	100%

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

	Six Months Ended June 30,
	2024	2023
Allowance for credit losses, beginning of period	$8,260	$5,021
(Reductions) additions charged to costs and expenses	(1,409)	1,132
Write-offs	(199)	(21)
Foreign exchange and other	(329)	80
Allowance for credit losses, end of period	$6,323	$6,212

Note 3 – Inventories, Net

Inventories, net

Inventory is carried at lower of cost or net realizable value. The components of inventory are as follows:

	June 30, 2024	December 31, 2023
Raw materials	$90,472	$98,708
Work-in-process	14,111	14,397
Finished products	48,196	46,250
Inventories, net of excess and obsolete inventory reserve	152,779	159,355
Excess of current cost over LIFO cost	(10,967)	(10,541)
Inventories at LIFO cost	$141,812	$148,814

Costs for inventories of certain material, mainly in the U.S., are determined using the Last-In First-Out ("LIFO") method and totaled approximately $53.9 million at June 30, 2024 and $60.1 million at December 31, 2023. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three-month periods ended June 30, 2024 and 2023, the net change in LIFO inventories resulted in expense of $0.3 million and $0.6 million, respectively, to Cost of products sold. During the six-month periods ended June 30, 2024 and 2023, the net change in LIFO inventories resulted in expense of $0.4 million and of $1.2 million, respectively, to Cost of products sold. The Company’s reserves for slow moving and obsolete inventory were $18.3 million at June 30, 2024 and $17.6 million at December 31, 2023.

Note 4 – Property and Equipment, Net

Major classes of property, plant and equipment are stated at cost and were as follows:

	June 30, 2024	December 31, 2023
Land and improvements	$20,535	$21,374
Buildings and improvements	125,991	129,369
Machinery, equipment and aircraft	245,344	238,868
Construction in progress	16,511	22,619
Property, plant and equipment, gross	408,381	412,230
Less accumulated depreciation	(207,940)	(204,338)
Property, plant and equipment, net	$200,441	$207,892

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

The Complaint stated that the Plaintiff engaged SNC ATP to design, engineer, procure and construct numerous power distribution and transmission facilities in Alberta (the “Projects”) and that through SNC ATP and HD Supply (now Anixter), spacer dampers manufactured by Helix were procured and installed in the Projects. The Complaint alleged that the spacer dampers have and may continue to become loose, open and detach from the conductors, resulting in damage and potential injury and a failure to perform the intended function of providing spacing and damping to the Projects. The Plaintiff was seeking an estimated $56.0 million Canadian dollars in damages jointly and severally from the Defendants, representing the costs of monitoring and replacing the spacer dampers and remediating property damage, due to alleged defects in the design and construction of, and supply of materials for, the Projects by SNC ATP and HD Supply/Anixter and in the design of the spacer dampers by Helix.

On September 26, 2023, the Defendants and the Plaintiff entered into a settlement agreement which dismissed the action against all Defendants with prejudice. Net of insurance, the total settlement amount paid by the Company in the fourth quarter of 2023 was $4.3 million Canadian dollars ($3.2 million US dollars). The settlement reflects the Company’s desire to eliminate the burden, expense, distraction and further uncertainties of litigation, and the settlement does not constitute an admission of liability, wrongdoing or fault by the Company and its subsidiaries.

The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flow. As of June 30, 2024 and December 31, 2023, there were zero reserves for known global legal matters.

Note 6 – Pension Plans

The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “U.S. Plan”). Net periodic pension expense for the U.S. Plan for the three and six month periods ended June 30, 2024 and 2023, respectively, follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest cost	387	392	$775	$785
Expected return on plan assets	(485)	(501)	(971)	(1,001)
Recognized net actuarial loss	117	117	234	233
Net periodic pension expense	$19	$8	$38	$17

There were no contributions to the U.S. Plan during the six months ended June 30, 2024 and 2023. The Company is evaluating whether to make additional contributions to the U.S. Plan during 2024. In August 2023, the Board of Directors of the Company approved a resolution to terminate the U.S. Plan and certain administrative actions have been undertaken to proceed with the termination. Components of pension expense are included in Other income, net in the Consolidated Statements of Income.

Note 7 – Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
		Cumulative			Cumulative
	Unrecognized	Translation		Unrecognized	Translation
	Benefit Cost	Adjustment	Total	Benefit Cost	Adjustment	Total
Balance at April 1	$(4,389)	$(62,393)	$(66,782)	$(4,403)	$(61,573)	$(65,976)
Other comprehensive income before reclassifications:
Foreign currency translation adjustment	—	(5,971)	(5,971)	—	2,301	2,301

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	89	—	89	89	—	89
Net current period other comprehensive income (loss)	89	(5,971)	(5,882)	89	2,301	2,390
Balance at June 30	$(4,300)	$(68,364)	$(72,664)	$(4,314)	$(59,272)	$(63,586)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
		Cumulative			Cumulative
	Unrecognized	Translation		Unrecognized	Translation
	Benefit Cost	Adjustment	Total	Benefit Cost	Adjustment	Total
Balance at January 1	$(4,478)	$(55,828)	$(60,306)	$(4,492)	$(65,495)	$(69,987)
Other comprehensive income before reclassifications:
Foreign currency translation adjustment	—	(12,536)	(12,536)	—	6,223	6,223

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	178	—	178	178	—	178
Net current period other comprehensive income (loss)	178	(12,536)	(12,358)	178	6,223	6,401
Balance at June 30	$(4,300)	$(68,364)	$(72,664)	$(4,314)	$(59,272)	$(63,586)

(a)
This AOCI component is included in the computation of net periodic pension expense (income) as noted in Note 6 – Pension Plans.

Note 8 – Debt and Credit Arrangements

The Company maintains a credit facility (the "Facility") with a capacity of $90.0 million that expires March 2, 2026. The interest rate is defined as the Secured Overnight Financing Rate (“SOFR”) plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the SOFR spread becomes 1.500%. At June 30, 2024, the Company had utilized $16.4 million with $73.6 million available on the Facility. There were no long-term outstanding letters of credit on the Facility as of June 30, 2024. Our bank debt to equity percentage was 9.2%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At June 30, 2024, the Company was in compliance with these covenants.

On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. The term of the loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $13.7 million outstanding on this debt facility at June 30, 2024, $2.1 million was classified as current. The loan is secured by the aircraft.

The Company has other borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At June 30, 2024, and December 31, 2023, $8.5 million and $13.3 million were outstanding, of which $7.7 million and $11.4 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.

The Company's Asia-Pacific segment had $0.1 million and $0.2 million in restricted cash used to secure bank guarantees at June 30, 2024 and December 31, 2023, respectively. The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash, cash equivalents and restricted cash.

Note 9 – Income Taxes

For the three-month period ended June 30, 2024 and 2023, the Company’s effective tax rate was 16% and 26%, respectively. The lower effective tax rate for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to the favorable impact from the mix of earned income in certain foreign jurisdictions as well as discrete benefits recorded as a result of amending prior year federal tax returns.

For the six-month period ended June 30, 2024 and 2023, the Company’s effective tax rate was 18% and 25%, respectively. The lower effective tax rate for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to the favorable impact from the mix of earnings in certain foreign jurisdictions, discrete benefits recorded as a result of amending prior year federal tax returns and an increase in excess tax benefits on share-based compensation in relation to overall lower pre-tax book income.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the period ended June 30, 2024, the Company did not record any additional valuation allowances in various jurisdictions on its deferred tax assets.

For the six-month periods ending June 30, 2024 and 2023, the Company did not record any new uncertain tax positions.

Note 10 – Computation of Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three and six months ended June 30, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income	$9,366	$20,472	$18,962	$41,870

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	4,915	4,944	4,915	4,940
Dilutive effect – share-based awards	49	80	40	73
Diluted weighted-average common shares outstanding	4,964	5,024	4,955	5,013

Earnings per common share
Basic	$1.91	$4.14	$3.86	$8.48
Diluted	$1.89	$4.08	$3.83	$8.35

For the three months ended June 30, 2024 and 2023, there were 5,570 and zero share-based awards, respectively, excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. For the six months ended June 30, 2024 and 2023, there were zero share-based awards excluded from the calculation of diluted earnings per share.

Note 11 – Goodwill and Other Intangibles

The Company’s finite and indefinite-lived intangible assets consist of the following:

	June 30, 2024		December 31, 2023
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	649	(120)	1,109	(307)
Trademark	1,948	(1,690)	1,988	(1,682)
Technology	6,844	(3,851)	7,104	(3,738)
Customer relationships	18,256	(10,977)	19,240	(10,733)
	$32,503	$(21,444)	$34,247	$(21,266)
Indefinite-lived intangible assets
Goodwill	$27,901		$29,497

The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. The Company performs additional interim impairment assessments as circumstances warrant. There were no indicators of impairment noted for the period ending June 30, 2024.

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

The Company’s only intangible asset with an indefinite life is goodwill. The Company’s goodwill is not deductible for tax purposes. Changes in the carrying amount of goodwill by reporting unit are shown in the following table:

	PLP-USA	The Americas	EMEA	Asia-Pacific	Total

Balance at January 1, 2024	$3,078	$10,582	$15,837	$—	$29,497
Currency translation	—	(959)	(637)	—	(1,596)
Balance at June 30, 2024	$3,078	$9,623	$15,200	$—	$27,901

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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023:

Description	Balance as of June 30, 2024	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$158	$—	$158	$—
Total assets	$158	$—	$158	$—

Liabilities:
Foreign currency forward contracts	$6	$—	$6	$—
Supplemental profit sharing plan	9,248	—	9,248	—
Total liabilities	$9,254	$—	$9,254	$—

Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$158	$—	$158	$—
Total assets	$158	$—	$158	$—

Liabilities:
Foreign currency forward contracts	$—	$—	$—	$—
Supplemental profit sharing plan	8,222	—	8,222	—
Total liabilities	$8,222	$—	$8,222	$—

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions. These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in Other operating expense, net on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three and six months ended June 30, 2024, the Company recognized net losses of zero and $0.2 million, respectively, on foreign currency forward contracts. For the three and six months ended June 30, 2023, the Company recognized net losses of $0.5 million and $0.4 million, respectively, on foreign currency forward contracts.

The Company has a non-qualified supplemental profit sharing plan for its executives (the "Supplemental Profit Sharing Plan"). The liability for the unfunded Supplemental Profit Sharing Plan was $9.2 million at June 30, 2024 and $8.2 million at December 31, 2023. These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.

The carrying value of the Company’s current financial instruments, which include cash, cash equivalents and restricted cash, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments.

At June 30, 2024 and December 31, 2023, the fair value of the Company’s long-term debt was estimated using discounted cash flows analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	June 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$28,241	$31,632	$51,786	$55,282

Note 13 – Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the CODM, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.

The following tables present a summary of the Company’s reportable operating segments for the three and six months ended June 30, 2024 and 2023. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales
PLP-USA	$59,900	$96,977	$130,637	$194,155
The Americas	21,815	21,494	40,173	44,061
EMEA	32,039	37,306	60,693	76,340
Asia-Pacific	24,966	26,036	48,122	49,081
Total net sales	$138,720	$181,813	$279,625	$363,637

Intersegment sales
PLP-USA	$2,812	$9,013	$5,158	$20,975
The Americas	1,947	4,296	4,414	8,509
EMEA	1,424	1,423	2,798	2,956
Asia-Pacific	3,501	6,094	7,265	13,103
Total intersegment sales	$9,684	$20,826	$19,635	$45,543

Gross profit
PLP-USA	$20,743	$41,234	$45,439	$83,341
The Americas	6,712	8,198	11,678	16,185
EMEA	9,364	9,518	17,682	18,765
Asia-Pacific	7,454	7,377	13,606	14,320
Total gross profit	$44,273	$66,327	$88,405	$132,611

Net income attributable to Preformed Line Products Company shareholders
PLP-USA	$3,345	$14,887	$8,661	$31,683
The Americas	1,796	2,750	2,693	4,639
EMEA	2,975	1,876	4,555	3,537
Asia-Pacific	1,250	959	3,053	2,011
Total net income attributable to Preformed Line Products Company shareholders	$9,366	$20,472	$18,962	$41,870

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

PREFACE

The following discussion describes our results of operations for the three and six months ended June 30, 2024 and 2023. Our consolidated financial statements are prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends.

Net sales of $138.7 million decreased $43.1 million for the three months ended June 30, 2024 year-over-year and net sales of $279.6 million decreased $84.0 million for the six months ended June 30, 2024 year-over-year, mainly due to the elevated inventory levels at PLP-USA communications markets' customers and distributors. The inflationary headwinds we experienced in 2022 and early 2023 related to raw materials, specifically plastic resins, aluminum and sand (grit), have generally subsided. Costs related to shipping and freight have similarly fallen from their 2022 peak. Decreases in these underlying costs along with the impacts of our previous price increases benefited gross margins in 2023 and have not meaningfully impacted the results for the second quarter or six months ended June 30, 2024. If inflationary pressures increase again, it may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand.

Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. The fluctuations of foreign currencies during the three and six months ended June 30, 2024 had a unfavorable impact on net sales of $1.1 million and $0.3 million, respectively. The fluctuations on foreign currencies during the three and six months ended June 30, 2024 had a de minimis impact on net income. The fluctuations of foreign currencies during the three and six months ended June 30, 2023 had an unfavorable impact on net sales of $2.5 million and $7.1 million, respectively. The fluctuations on foreign currencies during the three and six months ended June 30, 2023 had an unfavorable impact on net income of $0.4 million and $0.6 million, respectively. On a reportable segment basis, the impact of foreign currency translation on net sales and net income for the three and six months ended June 30, 2024, was as follows:

	Foreign Currency Translation Impact
	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
(Thousands of dollars)	Net Sales	Net Income	Net Sales	Net Income
The Americas	$(420)	$(39)	$385	$(5)
EMEA	58	37	846	76
Asia-Pacific	(705)	(40)	(1,549)	(114)
Total	$(1,067)	$(42)	$(318)	$(43)

Although elevated inventory levels in the PLP-USA communications markets and other market headwinds have impacted our first half 2024 results, we believe our business portfolio and our financial position are sound and strategically well-positioned. We remain focused on assessing our global market opportunities and overall manufacturing capacity in conjunction with the requirements of local manufacturing in the markets that we serve. As necessary, we will modify redundant processes and further utilize our global manufacturing network to manage costs, increase sales volume and deliver value to our customers. Period cost containment has been a priority for the Company in 2024, shown through a reduction in costs and expenses of 13% for the six months ended June 30, 2024. We have continued to invest in the business to expand into new markets for the Company, evaluate strategic mergers and acquisitions, improve efficiency, develop new products and increase our capacity. As of June 30, 2024, our liquidity remains strong with our bank debt to equity percentage at 9.2%. We can borrow needed funds at a competitive interest rate under the Facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO THREE MONTHS ENDED JUNE 30, 2023

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended June 30, 2024 and 2023. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended June 30,
(Thousands of dollars)	2024		2023		Change
Net sales	$138,720	100.0%	$181,813	100.0%	$(43,093)
Cost of products sold	94,447	68.1	115,486	63.5	(21,039)
GROSS PROFIT	44,273	31.9	66,327	36.5	(22,054)
Costs and expenses	32,981	23.8	38,179	21.0	(5,198)
OPERATING INCOME	11,292	8.1	28,148	15.5	(16,856)
Other expense, net	(131)	(0.1)	(607)	(0.3)	476
INCOME BEFORE INCOME TAXES	11,161	8.0	27,541	15.1	(16,380)
Income taxes	1,794	1.3	7,077	3.9	(5,283)
NET INCOME	9,367	6.8	20,464	11.3	(11,097)
Net (income) loss attributable to noncontrolling interests	(1)	(0.0)	8	0.0	(9)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$9,366	6.8%	$20,472	11.3%	$(11,106)

Net sales. In 2024, net sales were $138.7 million, a decrease of $43.1 million, or 24%, compared to 2023. Excluding the effect of currency translation, net sales decreased 23% as summarized in the following table:

	Three Months Ended June 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2024	2023	Change	Translation	Translation	Change
Net sales
PLP-USA	$59,900	$96,977	$(37,077)	$—	$(37,077)	(38)%
The Americas	21,815	21,494	321	(420)	741	3
EMEA	32,039	37,306	(5,267)	58	(5,325)	(14)
Asia-Pacific	24,966	26,036	(1,070)	(705)	(365)	(1)
Consolidated	$138,720	$181,813	$(43,093)	$(1,067)	$(42,026)	(23)%

The decrease in PLP-USA net sales of $37.1 million, or 38%, was primarily due to lower volumes and unfavorable product mix in communications sales and energy product sales. International net sales for the three months ended June 30, 2024 were unfavorably affected by $1.1 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $21.8 million increased $0.7 million, or 3%, primarily due to higher volumes in energy product sales. EMEA net sales of $32.0 million decreased $5.3 million, or 14%, primarily due to lower volume in communications sales. Asia-Pacific net sales of $25.0 million decreased $0.4 million, or 1%, primarily due to lower volumes in special industries.

Gross profit. Gross profit of $44.3 million for 2024 decreased $22.1 million, or 33%, compared to 2023. Excluding the effect of currency translation, gross profit decreased $21.8 million, or 33%, as summarized in the following table:

	Three Months Ended June 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2024	2023	Change	Translation	Translation	Change
Gross profit
PLP-USA	$20,743	$41,234	$(20,492)	$—	$(20,492)	(50)%
The Americas	6,712	8,198	(1,485)	(128)	(1,357)	(17)
EMEA	9,364	9,518	(154)	30	(184)	(2)
Asia-Pacific	7,454	7,377	77	(204)	281	4
Consolidated	$44,273	$66,327	$(22,054)	$(302)	$(21,752)	(33)%

PLP-USA gross profit of $20.7 million decreased by $20.5 million, or 50%, compared to the same period in 2023, primarily due to lower sales volumes and unfavorable product mix. International gross profit for the period ended June 30, 2024 was unfavorably impacted by $0.3 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit decreased $1.4 million, or 17%, which was primarily the result of unfavorable product mix and higher manufacturing costs. EMEA gross profit decreased $0.2 million, or 2%, primarily due to lower sales volumes, partially offset by a reduction in warranty expense. Asia-Pacific gross profit increased $0.3 million, or 4%, which was primarily driven by favorable product mix.

Costs and expenses. Costs and expenses of $33.0 million for the three months ended June 30, 2024 decreased $5.2 million, or 14%, when compared to 2023. Excluding the effect of currency translation, costs and expenses decreased $4.9 million, or 13%, as summarized in the following table:

	Three Months Ended June 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2024	2023	Change	Translation	Translation	Change
Costs and expenses
PLP-USA	$16,939	$20,459	$(3,520)	$—	$(3,520)	(17)%
The Americas	4,644	5,001	(357)	(81)	(276)	(6)
EMEA	5,388	6,819	(1,431)	(18)	(1,413)	(21)
Asia-Pacific	6,010	5,900	110	(158)	268	5
Consolidated	$32,981	$38,179	$(5,198)	$(257)	$(4,941)	(13)%

PLP-USA costs and expenses of $16.9 million decreased $3.5 million, or 17% year-over-year. PLP-USA’s decrease was primarily attributable to lower selling costs and lower personnel and professional services costs, primarily as a result of cost containment efforts. International costs and expenses for the three months ended June 30, 2024 were unfavorably impacted by $0.3 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $4.6 million decreased $0.3 million primarily due to lower selling, general, and administrative costs. EMEA costs and expenses of $5.4 million decreased by $1.4 million primarily due to elevated past-due receivable collections which reduced bad debt expenses. Asia-Pacific costs and expenses of $6.0 million increased $0.3 million due to the impact of foreign currency remeasurement.

Other expense, net. Other expense, net of $0.1 million for the three months ended June 30, 2024 was favorable by $0.5 million when compared to Other expense, net for the three months ended June 30, 2023 of $0.6 million. The favorable movement was due to lower interest expense from reduced debt balances and higher interest income earned on cash balances in certain international jurisdictions for the three months ended June 30, 2024.

Income taxes. Income taxes for the three months ended June 30, 2024 and 2023 were $1.8 million and $7.1 million based on pre-tax income of $11.2 million and $27.5 million, respectively. The tax rate for the three months ended June 30, 2024 and 2023 was 16% and 26%, respectively. The effective tax rate for the three months ended June 30, 2024 was lower than the effective tax rate for the same period in 2023 mainly due to discrete benefits recorded as a result of amending prior year federal tax returns.

Net income. As a result of the preceding items, net income for the three months ended June 30, 2024 was $9.4 million, compared to $20.5 million for 2023. Excluding the effect of currency translation, net income decreased $11.1 million as summarized in the following table. The decrease in net income was due to decreases in operating income described above, partially offset by lower interest expense and lower tax expense:

	Three Months Ended June 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2024	2023	Change	Translation	Translation	Change
Net income (loss)
PLP-USA	$3,345	$14,887	$(11,542)	$—	$(11,542)	(78)%
The Americas	1,796	2,750	(954)	(39)	(915)	(33)
EMEA	2,975	1,876	1,099	37	1,062	57
Asia-Pacific	1,250	959	291	(40)	331	35
Consolidated	$9,366	$20,472	$(11,106)	$(42)	$(11,064)	(54)%

SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO SIX MONTHS ENDED JUNE 30, 2023

The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the six months ended June 30, 2024 and 2023. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended June 30,
(Thousands of dollars)	2024		2023		Change
Net sales	$279,625	100.0%	$363,637	100.0%	$(84,012)
Cost of products sold	191,220	68.4	231,026	63.5	(39,806)
GROSS PROFIT	88,405	31.6	132,611	36.5	(44,206)
Costs and expenses	65,554	23.4	75,482	20.8	(9,928)
OPERATING INCOME	22,851	8.2	57,129	15.7	(34,278)
Other income (expense), net	168	0.1	(1,329)	(0.4)	1,497
INCOME BEFORE INCOME TAXES	23,019	8.2	55,800	15.3	(32,781)
Income taxes	4,049	1.4	13,917	3.8	(9,868)
NET INCOME	18,970	6.8	41,883	11.5	(22,913)
Net income attributable to noncontrolling interests	(8)	(0.0)	(13)	(0.0)	5
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$18,962	6.8%	$41,870	11.5%	$(22,908)

Net sales. In 2024, net sales were $279.6 million, a decrease of $84.0 million, or 23%, compared to 2023. Excluding the effect of currency translation, net sales decreased 23% as summarized in the following table:

	Six Months Ended June 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2024	2023	Change	Translation	Translation	Change
Net sales
PLP-USA	$130,637	$194,155	$(63,518)	$—	$(63,518)	(33)%
The Americas	40,173	44,061	(3,888)	385	(4,273)	(10)
EMEA	60,693	76,340	(15,647)	846	(16,493)	(22)
Asia-Pacific	48,122	49,081	(959)	(1,549)	590	1
Consolidated	$279,625	$363,637	$(84,012)	$(318)	$(83,694)	(23)%

The decrease in PLP-USA net sales of $63.5 million, or 33%, was primarily due to lower volumes and unfavorable product mix in communications sales and energy product sales. International net sales for the six months ended June 30, 2024 were unfavorably affected by $0.3 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $40.2 million decreased $4.3 million, or 10%, primarily due to lower volumes in communications sales, partially offset by increased volumes in energy product sales. EMEA net sales of $60.7 million decreased $16.5 million, or 22%, primarily due to lower volume in communications sales, partially offset by increased volumes in energy product sales. Asia-Pacific net sales of $48.1 million increased $0.6 million, or 1%, primarily due to volume increases in energy product and special industries sales.

Gross profit. Gross profit of $88.4 million for 2024 decreased $44.2 million, or 33%, compared to 2023. Excluding the effect of currency translation, gross profit decreased $44.1 million, or 33%, as summarized in the following table:

	Six Months Ended June 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2024	2023	Change	Translation	Translation	Change
Gross profit
PLP-USA	$45,439	$83,341	$(37,902)	$—	$(37,902)	(45)%
The Americas	11,678	16,185	(4,507)	125	(4,632)	(29)
EMEA	17,682	18,765	(1,083)	209	(1,292)	(7)
Asia-Pacific	13,606	14,320	(714)	(413)	(301)	(2)
Consolidated	$88,405	$132,611	$(44,206)	$(79)	$(44,127)	(33)%

PLP-USA gross profit of $45.4 million decreased by $37.9 million, or 45%, compared to the same period in 2023, primarily due to lower sales volumes and unfavorable product mix. International gross profit for the period ended June 30, 2024 was unfavorably impacted by $0.1 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit decreased $4.6 million, or 29%, which was primarily the result of lower sales volumes. EMEA gross profit decreased $1.3 million, or 7%, primarily due to lower sales volumes, partially offset by favorable resolution of a warranty claim. Asia-Pacific gross profit decreased $0.3 million, or 2%, which was primarily driven by higher manufacturing costs, partially offset by favorable product mix.

Costs and expenses. Costs and expenses of $65.6 million for the six months ended June 30, 2024 decreased $9.9 million, or 13%, when compared to 2023. Excluding the effect of currency translation, costs and expenses decreased $9.9 million, or 13%, as summarized in the following table:

	Six Months Ended June 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2024	2023	Change	Translation	Translation	Change
Costs and expenses
PLP-USA	$35,103	$40,365	$(5,262)	$—	$(5,262)	(13)%
The Americas	9,364	10,458	(1,093)	174	(1,267)	(12)
EMEA	11,518	13,512	(1,995)	99	(2,094)	(15)
Asia-Pacific	9,569	11,147	(1,578)	(265)	(1,313)	(12)
Consolidated	$65,554	$75,482	$(9,928)	$8	$(9,936)	(13)%

PLP-USA costs and expenses of $35.1 million decreased $5.3 million, or 13% year-over-year. PLP-USA’s decrease was primarily attributable to lower selling costs and lower personnel and professional services costs, primarily as a result of cost containment efforts. International costs and expenses for the six months ended June 30, 2024 had a de minimis impact when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $9.4 million decreased $1.3 million primarily due to lower sales and the impact of foreign currency remeasurement. EMEA costs and expenses of $11.5 million decreased by $2.1 million primarily due to lower sales-related costs and bad debt expenses. Asia-Pacific costs and expenses of $9.6 million decreased $1.3 million primarily due to a one-time gain on the sale of capital assets.

Other income (expense), net. Other income, net of $0.2 million for the six months ended June 30, 2024 was favorable by $1.5 million when compared to Other expense, net for the six months ended June 30, 2023 of $1.3 million. The favorable movement was due to higher interest income earned on cash balances in certain international jurisdictions and lower interest expense from reduced debt balances for the six months ended June 30, 2024.

Income taxes. Income taxes for the six months ended June 30, 2024 and 2023 were $4.0 million and $13.9 million based on pre-tax income of $23.0 million and $55.8 million, respectively. The tax rate for the six months ended June 30, 2024 and 2023 was 18% and 25%, respectively. The effective tax rate for the six months ended June 30, 2024 was lower than the effective tax rate for the same period in 2023 mainly due to an increase in excess tax benefits on share-based compensation in relation to overall lower pre-tax book income as well as other discrete benefits recorded as a result of amending prior year federal tax returns.

Net income. As a result of the preceding items, net income for the six months ended June 30, 2024 was $19.0 million, compared to $41.9 million for 2023. Excluding the effect of currency translation, net income decreased $22.9 million as summarized in the following table. The decrease in net income was due to decreases in operating income described above, partially offset by higher interest income, lower interest expense, and lower tax expense:

	Six Months Ended June 30,
				Change	Change
(Thousands of dollars)				Due to	Excluding
				Currency	Currency	%
	2024	2023	Change	Translation	Translation	Change
Net income (loss)
PLP-USA	$8,661	$31,683	$(23,022)	$—	$(23,022)	(73)%
The Americas	2,693	4,639	(1,946)	(5)	(1,941)	(42)
EMEA	4,555	3,537	1,018	76	942	27
Asia-Pacific	3,053	2,011	1,042	(114)	1,156	57
Consolidated	$18,962	$41,870	$(22,908)	$(43)	$(22,865)	(55)%

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

Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first six months of 2024, we used cash of $7.6 million for capital expenditures. We ended the first six months of 2024 with $47.4 million of cash, cash equivalents and restricted cash (collectively, “Cash”). Our Cash is held in various locations throughout the world. At June 30, 2024, the majority of our Cash was held outside the U.S. We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future operating cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.

Total debt, including notes payable, at June 30, 2024 was $38.6 million. At June 30, 2024, our unused availability under our credit facility (the "Facility") was $73.6 million and our bank debt to equity percentage was 9.2%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At June 30, 2024, the Company was in compliance with these covenants.

Our Asia-Pacific segment had $0.1 million and $0.2 million in restricted cash for the periods ended June 30, 2024 and December 31, 2023, respectively. The restricted cash was used to secure bank guarantees and is included in Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets.

On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. The term of the loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $13.7 million outstanding on this debt facility at June 30, 2024, $2.1 million was classified as current. The loan is secured by the aircraft.

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

Sources and Uses of Cash

Net cash provided by operating activities for the six months ended June 30, 2024 was $34.0 million compared to $45.9 million in the comparable prior year six-month period. The $11.9 million decrease was primarily a result of a decrease in net income and larger payables balances, which outpaced increases in current assets, primarily accounts receivable, inventory and prepaid expenses.

Net cash used in investing activities for the six months ended June 30, 2024 was $4.3 million compared to $29.1 million in the comparable prior year six-month period. The $24.8 million change was primarily a result of decreases in acquisition activity and capital expenditures during the current period.

Net cash used in financing activities for the six months ended June 30, 2024 was $33.5 million compared to $11.7 million in the comparable prior year six-month period. The $21.8 million change was primarily the result of increased net payments of long-term debt.

We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and finance leases primarily for equipment. At June 30, 2024, we had $1.6 million of current operating lease liabilities and $7.0 million of noncurrent operating lease liabilities. Total liabilities related to finance lease obligations were less than $0.7 million at June 30, 2024.

As of June 30, 2024, the Company had total outstanding guarantees of $12.9 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of June 30, 2024, the Company had total outstanding letters of credit of $0.9 million.

The Company has borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At June 30, 2024, and December 31, 2023, $8.5 million and $13.3 million was outstanding, of which $7.7 million and $11.4 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.

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
•
Changes in significant government regulations affecting environmental or other compliance or litigation matters;
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

There have been no material changes in the Company’s exposure to market risk since December 31, 2023. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934, as amended, during the six-month period ended June 30, 2024 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 1, 2023, the Board of Directors authorized a new plan to repurchase up to an additional 212,952 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three-month period ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April	—	—	—	204,119
May	4,540	$125.04	4,540	199,579
June	—	—	—	199,579
Total	4,540

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

Preformed Line Products Company

August 1, 2024	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Executive Chairman
(principal executive officer)

August 1, 2024	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(principal financial and accounting officer)