Form 10-Q
period 2024-09-30
PREFORMED LINE PRODUCTS CO
filed 2024-10-31
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal quarter ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding as of October 18, 2024: 4,897,596.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash, cash equivalents and restricted cash	$47,498	$53,607
Accounts receivable, net	110,888	106,892
Inventories, net	142,726	148,814
Prepaid expenses	13,053	8,246
Other current assets	6,479	7,256
TOTAL CURRENT ASSETS	320,644	324,815
Property, plant and equipment, net	201,194	207,892
Operating lease, right-of-use assets	10,742	11,671
Goodwill	28,672	29,497
Other intangible assets, net	10,983	12,981
Deferred income taxes	9,502	7,109
Other assets	10,216	9,186
TOTAL ASSETS	$591,953	$603,151
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable	$42,426	$37,788
Notes payable to banks	8,006	6,968
Operating lease liabilities, current	1,611	1,671
Current portion of long-term debt	2,618	6,486
Accrued compensation and other benefits	29,499	28,018
Accrued expenses and other liabilities	26,229	27,414
Dividends payable	1,257	1,300
Income taxes payable	2,353	1,672
TOTAL CURRENT LIABILITIES	113,999	111,317
Long-term debt, less current portion	24,582	48,796
Operating lease liabilities, noncurrent	6,992	7,892
Deferred income taxes	2,837	3,536
Other noncurrent liabilities	14,556	15,454
SHAREHOLDERS' EQUITY
Common shares – $2 par value per share, 15,000,000 shares authorized, 4,897,450 and 4,908,413 issued and outstanding, at September 30, 2024 and December 31, 2023	13,715	13,607
Common shares issued to rabbi trust, 222,741 and 243,118 shares at September 30, 2024 and December 31, 2023, respectively	(9,557)	(10,183)
Deferred compensation liability	9,557	10,183
Paid-in capital	63,108	60,958
Retained earnings	543,743	520,154
Treasury shares, at cost, 1,959,512 and 1,894,419 shares at September 30, 2024 and December 31, 2023, respectively	(126,503)	(118,249)
Accumulated other comprehensive loss	(65,092)	(60,306)
TOTAL PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS' EQUITY	428,971	416,164
Noncontrolling interest	16	(8)
TOTAL SHAREHOLDERS' EQUITY	428,987	416,156
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$591,953	$603,151
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Thousands of dollars, except per share data)
Net sales	$146,973	$160,438	$426,597	$524,076
Cost of products sold	101,195	106,301	292,415	337,328
GROSS PROFIT	45,778	54,137	134,182	186,748
Costs and expenses
Selling	12,318	12,732	36,146	38,133
General and administrative	16,414	17,794	48,272	54,624
Research and engineering	5,545	5,840	16,334	16,793
Other operating expense (income), net	1,109	(2,307)	186	(10)
	35,386	34,059	100,938	109,540
OPERATING INCOME	10,392	20,078	33,244	77,208
Other income (expense)
Interest income	538	478	1,856	1,201
Interest expense	(564)	(998)	(1,840)	(3,198)
Other income, net	64	18	189	165
	38	(502)	205	(1,832)
INCOME BEFORE INCOME TAXES	10,430	19,576	33,449	75,376
Income tax expense	2,734	4,431	6,783	18,348
NET INCOME	$7,696	$15,145	$26,666	$57,028
Net income attributable to noncontrolling interests	(16)	(15)	(24)	(28)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$7,680	$15,130	$26,642	$57,000
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,904	4,906	4,911	4,929
Diluted	4,977	4,990	4,959	5,006
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$1.57	$3.08	$5.42	$11.56
Diluted	$1.54	$3.03	$5.37	$11.39

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

(Thousands of dollars)
Net income	$7,696	$15,145	$26,666	$57,028
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	7,483	(6,934)	(5,053)	(711)
Recognized net actuarial gain	89	89	267	267
Other comprehensive income (loss), net of tax	7,572	(6,845)	(4,786)	(444)
Comprehensive income attributable to noncontrolling interests	(16)	(15)	(24)	(28)
COMPREHENSIVE INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$15,252	$8,285	$21,856	$56,556
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$26,666	$57,028
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	15,982	13,602
Deferred income taxes	(3,012)	(2,837)
Share-based compensation expense	1,949	4,090
Gain on sale of property and equipment	(1,939)	(2,457)
Other, net	999	6,218
Changes in operating assets and liabilities	2,768	12,710
NET CASH PROVIDED BY OPERATING ACTIVITIES	43,413	88,354
INVESTING ACTIVITIES
Capital expenditures	(11,220)	(27,118)
Proceeds from the sale of property and equipment	3,493	2,506
Acquisition of businesses, net of cash	-	(12,089)
NET CASH USED IN INVESTING ACTIVITIES	(7,727)	(36,701)
FINANCING ACTIVITIES
Proceeds (payments) of notes payable to banks	914	(6,792)
Proceeds from long-term debt	94,023	131,716
Payments of long-term debt	(122,075)	(150,965)
Dividends paid	(3,097)	(3,126)
Proceeds from issuance of common shares	160	2,020
Purchase of common shares for treasury	(113)	(728)
Purchase of common shares for treasury from related parties	(8,141)	(17,671)
Other	(2,473)	-
NET CASH USED IN FINANCING ACTIVITIES	(40,802)	(45,546)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(993)	390
Net decrease in cash, cash equivalents and restricted cash	(6,109)	6,497
Cash, cash equivalents and restricted cash at beginning of year	53,607	37,239
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$47,498	$43,736
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share data)	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$13,607	$(10,183)	$10,183	$60,958	$520,154	$(118,249)	$(55,828)	$(4,478)	$416,164	$(8)	$416,156
Net income					9,596				9,596	7	9,603
Foreign currency translation adjustment							(6,565)		(6,565)		(6,565)
Pension adjustment, net of tax								89	89		89
Total comprehensive income									3,120	7	3,127
Share-based compensation				383					383		383
Purchase of 42,731 common shares						(5,452)			(5,452)		(5,452)
Issuance of 52,354 common shares	104			67					171		171
Common shares distributed from rabbi trust of 4,477, net		(31)	31						—		—
Cash dividends declared – $0.20 per share					(1,017)				(1,017)		(1,017)
Balance at March 31, 2024	$13,711	$(10,214)	$10,214	$61,408	$528,733	$(123,701)	$(62,393)	$(4,389)	$413,369	$(1)	$413,368
Net income					9,366				9,366	1	9,367
Foreign currency translation adjustment							(5,971)		(5,971)		(5,971)
Pension adjustment, net of tax								89	89		89
Total comprehensive income									3,484	1	3,485
Share-based compensation				934					934		934
Purchase of 4,540 common shares						(568)			(568)		(568)
Issuance of 146 common shares	-			19					19		19
Common shares issued to rabbi trust of 146, net		(19)	19						—		—
Cash dividends declared – $0.20 per share					(1,020)				(1,020)		(1,020)
Balance at June 30, 2024	$13,711	$(10,233)	$10,233	$62,361	$537,079	$(124,269)	$(68,364)	$(4,300)	$416,218	$—	$416,218
Net income					7,680				7,680	16	7,696
Foreign currency translation adjustment							7,483		7,483		7,483
Pension adjustment, net of tax								89	89		89
Total comprehensive income									15,252	16	15,268
Share-based compensation				632					632		632
Purchase of 17,822 common shares						(2,234)			(2,234)		(2,234)
Issuance of 1,776 common shares	4			115					119		119
Common shares distributed from rabbi trust of 16,046, net		676	(676)						—		—
Cash dividends declared – $0.20 per share					(1,016)				(1,016)		(1,016)
Balance at September 30, 2024	$13,715	$(9,557)	$9,557	$63,108	$543,743	$(126,503)	$(60,881)	$(4,211)	$428,971	$16	$428,987

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share data)	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$13,351	$(10,261)	$10,261	$53,646	$460,930	$(99,303)	$(65,495)	$(4,492)	$358,637	$(13)	$358,624
Net income					21,398				21,398	21	21,419
Foreign currency translation adjustment							3,922		3,922		3,922
Pension adjustment, net of tax								89	89		89
Total comprehensive income									25,409	21	25,430
Share-based compensation				1,066					1,066		1,066
Purchase of 41,573 common shares						(3,740)			(3,740)		(3,740)
Issuance of 72,477 common shares	140			244					384		384
Common shares distributed from rabbi trust of 3,541, net		185	(185)						—		—
Cash dividends declared – $0.20 per share					(1,050)				(1,050)		(1,050)
Balance at March 31, 2023	$13,491	$(10,076)	$10,076	$54,956	$481,278	$(103,043)	$(61,573)	$(4,403)	$380,706	$8	$380,714
Net income					20,472				20,472	(8)	20,464
Foreign currency translation adjustment							2,301		2,301		2,301
Pension adjustment, net of tax								89	89		89
Total comprehensive income									22,862	(8)	22,854
Share-based compensation				1,725					1,725		1,725
Purchase of 40,078 common shares						(6,100)			(6,100)		(6,100)
Issuance of 9,655 common shares	18			262					280		280
Common shares distributed from rabbi trust of 502, net		37	(37)						—		—
Cash dividends declared – $0.20 per share					(1,024)				(1,024)		(1,024)
Balance at June 30, 2023	$13,509	$(10,039)	$10,039	$56,943	$500,726	$(109,143)	$(59,272)	$(4,314)	$398,449	$-	$398,449
Net income					15,130				15,130	15	15,145
Foreign currency translation adjustment							(6,934)		(6,934)		(6,934)
Pension adjustment, net of tax								89	89		89
Total comprehensive income									8,285	15	8,300
Share-based compensation				1,299					1,299		1,299
Purchase of 50,717 common shares						(8,559)			(8,559)		(8,559)
Issuance of 26,285 common shares	50			1,306					1,356		1,356
Common shares distributed from rabbi trust of 185, net		(30)	30						—		—
Cash dividends declared – $0.20 per share					(1,018)				(1,018)		(1,018)
Balance at September 30, 2023	$13,559	$(10,069)	$10,069	$59,548	$514,838	$(117,702)	$(66,206)	$(4,225)	$399,813	$15	$399,828
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
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2024.
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
Recently Adopted or Issued Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU enhances reportable segment disclosures on both an annual and interim basis primarily in regards to the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within the reported measure(s) of segment profit or loss. In addition, the ASU requires disclosure, by segment, of other items included in the reported measure(s) of segment profit or loss, including qualitative information describing the composition, nature and type of each item. The ASU also expands disclosure requirements related to the CODM, including how the reported measure(s) of segment profit or loss are used to assess segment performance and allocate resources, the method used to allocate overhead for significant segment expenses and others. Lastly, all current required annual segment reporting disclosures under Topic 280 are now effective for interim periods. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of adopting this ASU and expects the standard will only impact its segment disclosures with no material impact to the consolidated financial statements.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU enhances income tax disclosures by providing information to better assess how an entity's operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU requires additional disclosures to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, the ASU requires disclosures relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This ASU is effective for fiscal years and interim periods beginning after December 15, 2024. The Company is evaluating the impact of adopting this ASU and expects the standard will only impact its income tax disclosures with no material impact to the consolidated financial statements.
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
Disaggregated Revenue
The Company’s revenues by segment and product type are as follows:

	Three Months Ended September 30, 2024
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	61%	79%	71%	78%	70%
Communications	32%	18%	24%	3%	23%
Special Industries	7%	3%	5%	19%	7%
Total	100%	100%	100%	100%	100%

	Three Months Ended September 30, 2023
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	68%	80%	60%	75%	69%
Communications	28%	18%	35%	3%	23%
Special Industries	4%	2%	5%	22%	8%
Total	100%	100%	100%	100%	100%

	Nine Months Ended September 30, 2024
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	64%	78%	71%	77%	71%
Communications	30%	20%	24%	3%	22%
Special Industries	6%	2%	5%	20%	7%
Total	100%	100%	100%	100%	100%

	Nine Months Ended September 30, 2023
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	62%	73%	44%	72%	61%
Communications	34%	25%	52%	3%	32%
Special Industries	4%	2%	4%	25%	7%
Total	100%	100%	100%	100%	100%
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

	Nine Months Ended September 30,
	2024	2023
Allowance for credit losses, beginning of period	$8,260	$5,021
(Reductions) additions charged to costs and expenses	(1,165)	1,349
Write-offs	(209)	(21)
Foreign exchange and other	(203)	(17)
Allowance for credit losses, end of period	$6,683	$6,332

NOTE 3 – INVENTORIES, NET
Inventories, net
Inventory is carried at lower of cost or net realizable value. The components of inventory are as follows:

	September 30, 2024	December 31, 2023
Raw materials	$90,653	$98,708
Work-in-process	13,927	14,397
Finished products	49,335	46,250
Inventories, net of excess and obsolete inventory reserve	153,915	159,355
Excess of current cost over LIFO cost	(11,189)	(10,541)
Inventories at LIFO cost	$142,726	$148,814
Costs for inventories of certain material, mainly in the U.S., are determined using the Last-In First-Out ("LIFO") method and totaled approximately $48.8 million at September 30, 2024 and $60.1 million at December 31, 2023. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three-month periods ended September 30, 2024 and 2023, the net change in LIFO inventories resulted in expense of $0.2 million and $0.6 million, respectively, to Cost of products sold. During the nine-month periods ended September 30, 2024 and 2023, the net change in LIFO inventories resulted in expense of $0.6 million and of $1.7 million, respectively, to Cost of products sold. The Company’s reserves for slow moving and obsolete inventory were $18.6 million at September 30, 2024 and $17.6 million at December 31, 2023.
NOTE 4 – PROPERTY AND EQUIPMENT, NET
Major classes of property, plant and equipment are stated at cost and were as follows:

	September 30, 2024	December 31, 2023
Land and improvements	$21,267	$21,374
Buildings and improvements	127,834	129,369
Machinery, equipment and aircraft	253,850	238,868
Construction in progress	14,721	22,619
Property, plant and equipment, gross	417,672	412,230
Less accumulated depreciation	(216,478)	(204,338)
Property, plant and equipment, net	$201,194	$207,892
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
The Complaint stated that the Plaintiff engaged SNC ATP to design, engineer, procure and construct numerous power distribution and transmission facilities in Alberta (the “Projects”) and that through SNC ATP and HD Supply (now Anixter), spacer dampers manufactured by Helix were procured and installed in the Projects. The Complaint alleged that the spacer dampers have and may continue to become loose, open and detach from the conductors, resulting in damage and potential injury and a failure to perform the intended function of providing spacing and damping to the Projects. The Plaintiff was seeking damages jointly and severally from the Defendants representing the costs of monitoring and replacing the spacer dampers and remediating property damage, due to alleged defects in the design and construction of, and supply of materials for, the Projects by SNC ATP and HD Supply/Anixter and in the design of the spacer dampers by Helix.
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
The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flow. As of September 30, 2024 and December 31, 2023, there were zero reserves for known global legal matters.
NOTE 6 – PENSION PLANS
The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “U.S. Plan”). Net periodic pension expense for the U.S. Plan for the three and nine month periods ended September 30, 2024 and 2023, respectively, follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest cost	$387	$392	$1,162	$1,178
Expected return on plan assets	(485)	(501)	(1,456)	(1,502)
Recognized net actuarial loss	117	117	351	349
Net periodic pension expense	$19	$8	$57	$25
There were no contributions to the U.S. Plan during the nine months ended September 30, 2024 and 2023. The Company is evaluating whether to make additional contributions to the U.S. Plan during 2024. In August 2023, the Board of Directors of the Company approved a resolution to terminate the U.S. Plan and certain administrative actions have been undertaken to proceed with the termination. Components of pension expense are included in Other income, net in the Consolidated Statements of Income.
NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)
The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total
Balance at June 30	$(4,300)	$(68,364)	$(72,664)	$(4,314)	$(59,272)	$(63,586)
Other comprehensive income before reclassifications:
Foreign currency translation adjustment	—	7,483	7,483	—	(6,934)	(6,934)

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	89	—	89	89	—	89
Net current period other comprehensive income (loss)	89	7,483	7,572	89	(6,934)	(6,845)
Balance at September 30	$(4,211)	$(60,881)	$(65,092)	$(4,225)	$(66,206)	$(70,431)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total
Balance at January 1	$(4,478)	$(55,828)	$(60,306)	$(4,492)	$(65,495)	$(69,987)
Other comprehensive income before reclassifications:
Foreign currency translation adjustment	—	(5,053)	(5,053)	—	(711)	(711)

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	267	—	267	267	—	267
Net current period other comprehensive income (loss)	267	(5,053)	(4,786)	267	(711)	(444)
Balance at September 30	$(4,211)	$(60,881)	$(65,092)	$(4,225)	$(66,206)	$(70,431)
(a)This AOCI component is included in the computation of net periodic pension expense as noted in Note 6 – Pension Plans.
NOTE 8 – DEBT AND CREDIT ARRANGEMENTS
The Company maintains a credit facility (the "Facility") with a capacity of $90.0 million that expires March 2, 2026. The interest rate for U.S. borrowing is defined as the Secured Overnight Financing Rate (“SOFR”) plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the SOFR spread becomes 1.500%. At September 30, 2024, the Company had utilized $12.7 million with $77.2 million available on the Facility. There were no long-term outstanding letters of credit on the Facility as of September 30, 2024. Our bank debt to equity percentage was 8.2%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At September 30, 2024, the Company was in compliance with these covenants.
On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. The term of the loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $13.2 million outstanding on this debt facility at September 30, 2024, $2.1 million was classified as current. The loan is secured by the aircraft.
The Company has other borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At September 30, 2024, and December 31, 2023, $9.3 million and $13.3 million were outstanding, of which $8.6 million and $11.4 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.
The Company's Asia-Pacific segment had $0.1 million and $0.2 million in restricted cash used to secure bank guarantees at September 30, 2024 and December 31, 2023, respectively. The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash, cash equivalents and restricted cash.
NOTE 9 – INCOME TAXES
For the three-month period ended September 30, 2024 and 2023, the Company’s effective tax rate was 26% and 23%, respectively. The higher effective tax rate for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to limitations on the deductibility of compensation and a lower excess tax benefit on share-based compensation which was partially offset by the favorable impact from the mix of earned income in certain foreign jurisdictions.
For the nine-month period ended September 30, 2024 and 2023, the Company’s effective tax rate was 20% and 24%, respectively. The lower effective tax rate for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the favorable impact from discrete benefits recorded as a result of amending prior year federal tax returns and an increase in excess tax benefits on share-based compensation in relation to overall lower pre-tax book income.
The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the period ended September 30, 2024, the Company did not record any additional valuation allowances in various jurisdictions on its deferred tax assets.
For the nine-month periods ending September 30, 2024 and 2023, the Company did not record any new uncertain tax positions.

NOTE 10 – COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented.
The calculation of basic and diluted earnings per share for the three and nine months ended September 30, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income	$7,680	$15,130	$26,642	$57,000

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	4,904	4,906	4,911	4,929
Dilutive effect – share-based awards	73	84	48	77
Diluted weighted-average common shares outstanding	4,977	4,990	4,959	5,006

Earnings per common share
Basic	$1.57	$3.08	$5.42	$11.56
Diluted	$1.54	$3.03	$5.37	$11.39
For the three and nine months ended September 30, 2024 and 2023, there were zero share-based awards excluded from the calculation of diluted earnings per share as there was no anti-dilutive effect .
NOTE 11 – GOODWILL AND OTHER INTANGIBLES
The Company’s finite and indefinite-lived intangible assets consist of the following:

	September 30, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	679	(129)	1,109	(307)
Trademark	1,959	(1,699)	1,988	(1,682)
Technology	7,081	(4,095)	7,104	(3,738)
Customer relationships	18,627	(11,440)	19,240	(10,733)
	$33,152	$(22,169)	$34,247	$(21,266)
Indefinite-lived intangible assets
Goodwill	$28,672		$29,497
The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. The Company performs additional interim impairment assessments as circumstances warrant. There were no indicators of impairment noted for the period ending September 30, 2024.
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
The Company’s only intangible asset with an indefinite life is goodwill. The Company’s goodwill is not deductible for tax purposes. Changes in the carrying amount of goodwill by reporting unit are shown in the following table:

	PLP-USA	The Americas	EMEA	Asia-Pacific	Total

Balance at January 1, 2024	$3,078	$10,582	$15,837	$—	$29,497
Currency translation	—	(826)	1	—	(825)
Balance at September 30, 2024	$3,078	$9,756	$15,838	$—	$28,672
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
The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023:

Description	Balance as of September 30, 2024	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$95	$—	$95	$—
Total assets	$95	$—	$95	$—

Liabilities:
Foreign currency forward contracts	$4	$—	$4	$—
Supplemental profit sharing plan	9,087	—	9,087	—
Total liabilities	$9,091	$—	$9,091	$—

Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$158	$—	$158	$—
Total assets	$158	$—	$158	$—

Liabilities:
Foreign currency forward contracts	$—	$—	$—	$—
Supplemental profit sharing plan	8,222	—	8,222	—
Total liabilities	$8,222	$—	$8,222	$—
The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions. These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in Other operating expense, net on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three and nine months ended September 30, 2024, the Company recognized net losses of zero and $0.2 million, respectively, on foreign currency forward contracts. For the three and nine months ended September 30, 2023, the Company recognized net losses of $0.5 million and $0.9 million, respectively, on foreign currency forward contracts.
The Company has a non-qualified supplemental profit sharing plan for its executives (the "Supplemental Profit Sharing Plan"). The liability for the unfunded Supplemental Profit Sharing Plan was $9.1 million at September 30, 2024 and $8.2 million at December 31, 2023. These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.
The carrying value of the Company’s current financial instruments, which include cash, cash equivalents and restricted cash, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments.
At September 30, 2024 and December 31, 2023, the fair value of the Company’s long-term debt was estimated using discounted cash flows analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	September 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$23,984	$27,200	$51,786	$55,282
NOTE 13 – SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the CODM, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.

The following tables present a summary of the Company’s reportable operating segments for the three and nine months ended September 30, 2024 and 2023. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales
PLP-USA	$65,554	$81,727	$196,191	$275,882
The Americas	19,852	22,790	60,026	66,852
EMEA	32,937	28,798	93,630	105,138
Asia-Pacific	28,630	27,124	76,750	76,205
Total net sales	$146,973	$160,438	$426,597	$524,076

Intersegment sales
PLP-USA	$2,720	$4,083	$7,877	$25,058
The Americas	2,118	4,515	6,532	13,024
EMEA	1,396	3,514	4,194	6,470
Asia-Pacific	4,068	5,611	11,333	18,714
Total intersegment sales	$10,302	$17,723	$29,936	$63,266

Gross profit
PLP-USA	$21,383	$30,672	$66,821	$114,012
The Americas	6,770	8,053	18,448	24,239
EMEA	9,327	7,434	27,009	26,199
Asia-Pacific	8,298	7,977	21,904	22,298
Total gross profit	$45,778	$54,137	$134,182	$186,748

Net income attributable to Preformed Line Products Company shareholders
PLP-USA	$3,059	$9,080	$11,720	$40,761
The Americas	1,574	1,411	4,268	6,050
EMEA	1,337	1,137	5,893	4,675
Asia-Pacific	1,710	3,502	4,761	5,514
Total net income attributable to Preformed Line Products Company shareholders	$7,680	$15,130	$26,642	$57,000
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
PREFACE
The following discussion describes our results of operations for the three and nine months ended September 30, 2024 and 2023. Our consolidated financial statements are prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends.
Net sales of $147.0 million decreased $13.5 million for the three months ended September 30, 2024 year-over-year and net sales of $426.6 million decreased $97.5 million for the nine months ended September 30, 2024 year-over-year, mainly due to the continued inventory destocking at PLP-USA communications markets' customers and distributors. The inflationary headwinds we experienced in 2022 and early 2023 related to raw materials, specifically plastic resins, aluminum and sand (grit), have generally subsided. Costs related to shipping and freight have similarly fallen from their 2022 peak. Decreases in these underlying costs along with the impacts of our previous price increases benefited gross margins in 2023 and have not meaningfully impacted the results for the third quarter or nine months ended September 30, 2024. If inflationary pressures increase again, it may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand.
Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. The fluctuations of foreign currencies during the three and nine months ended September 30, 2024 had a unfavorable impact on net sales of $0.8 million and $1.1 million, respectively. The fluctuations on foreign currencies during the three and nine months ended September 30, 2024 had an unfavorable impact on net income of $0.1 million and $0.2 million, respectively. The fluctuations of foreign currencies during the three and nine months ended September 30, 2023 had a favorable impact on net sales of $1.4 million and unfavorable impact on net sales of $5.6 million, respectively. The fluctuations on foreign currencies during the three and nine months ended September 30, 2023 had an unfavorable impact on net income of $0.1 million and $0.7 million, respectively. On a reportable segment basis, the impact of foreign currency translation on net sales and net income for the three and nine months ended September 30, 2024, was as follows:

	Foreign Currency Translation Impact
	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
(Thousands of dollars)	Net Sales	Net Income	Net Sales	Net Income
The Americas	$(1,668)	$(131)	$(1,283)	$(136)
EMEA	576	(6)	1,422	69
Asia-Pacific	283	9	(1,266)	(105)
Total	$(809)	$(128)	$(1,127)	$(172)
Although elevated inventory levels in the PLP-USA communications markets and other market headwinds have impacted our 2024 results, we believe our business portfolio and our financial position are sound and strategically well-positioned. We remain focused on assessing our global market opportunities and overall manufacturing capacity in conjunction with the requirements of local manufacturing in the markets that we serve. As necessary, we will modify redundant processes and further utilize our global manufacturing network to manage costs, increase sales volume and deliver value to our customers. Period cost containment has been a priority for the Company in 2024, shown through a reduction in costs and expenses. We have continued to invest in the business to expand into new markets for the Company, evaluate strategic mergers and acquisitions, improve efficiency, develop new products and increase our capacity. As of September 30, 2024, our liquidity remains strong with our bank debt to equity percentage at 8.2%. We can borrow needed funds at a competitive interest rate under the Facility.
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2023
The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended September 30, 2024 and 2023. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended September 30,
(Thousands of dollars)	2024		2023
Net sales	$146,973	100.0%	$160,438	100.0%	$(13,465)
Cost of products sold	101,195	68.9	106,301	66.3	(5,106)
GROSS PROFIT	45,778	31.1	54,137	33.7	(8,359)
Costs and expenses	35,386	24.1	34,059	21.2	1,327
OPERATING INCOME	10,392	7.1	20,078	12.5	(9,686)
Other income (expense), net	38	0.0	(502)	(0.3)	540
INCOME BEFORE INCOME TAXES	10,430	7.1	19,576	12.2	(9,146)
Income taxes	2,734	1.9	4,431	2.8	(1,697)
NET INCOME	7,696	5.2	15,145	9.4	(7,449)
Net (income) loss attributable to noncontrolling interests	(16)	0.0	(15)	0.0	(1)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$7,680	5.2%	$15,130	9.4%	$(7,450)

Net sales. In 2024, net sales were $147.0 million, a decrease of $13.5 million, or 8%, compared to 2023. Excluding the effect of currency translation, net sales decreased 8% as summarized in the following table:

	Three Months Ended September 30,
(Thousands of dollars)	2024	2023	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net sales
PLP-USA	$65,554	$81,727	$(16,173)	$—	$(16,173)	(20)%
The Americas	19,852	22,790	(2,938)	(1,668)	(1,270)	(6)%
EMEA	32,937	28,798	4,139	576	3,563	12%
Asia-Pacific	28,630	27,124	1,506	283	1,223	5%
Consolidated	$146,973	$160,438	$(13,465)	$(809)	$(12,657)	(8)%
The decrease in PLP-USA net sales of $16.2 million, or 20%, was primarily due to lower volumes in communications and energy product sales. International net sales for the three months ended September 30, 2024 were unfavorably affected by $0.8 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $19.9 million decreased $1.3 million, or 6%, primarily due to lower volumes in energy product sales. EMEA net sales of $32.9 million increased $3.6 million, or 12%, primarily due to higher volume in energy product sales. Asia-Pacific net sales of $28.6 million increased $1.2 million, or 5%, primarily due to higher volumes in energy product sales.
Gross profit. Gross profit of $45.8 million for 2024 decreased $8.4 million, or 15%, compared to 2023. Excluding the effect of currency translation, gross profit decreased $8.0 million, or 15%, as summarized in the following table:

	Three Months Ended September 30,
(Thousands of dollars)	2024	2023	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Gross profit
PLP-USA	$21,383	$30,672	$(9,289)	$—	$(9,289)	(30)%
The Americas	6,770	8,053	(1,283)	(591)	(692)	(9)%
EMEA	9,327	7,434	1,893	127	1,766	24%
Asia-Pacific	8,298	7,977	321	83	238	3%
Consolidated	$45,778	$54,137	$(8,359)	$(381)	$(7,977)	(15)%
PLP-USA gross profit of $21.4 million decreased by $9.3 million, or 30%, compared to the same period in 2023, primarily due to lower sales volumes and unfavorable product mix. International gross profit for the period ended September 30, 2024 was unfavorably impacted by $0.4 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit decreased $0.7 million, or 9%, which was primarily the result of lower sales volume. EMEA gross profit increased $1.8 million, or 24%, primarily due to higher sales volumes and favorable product mix. Asia-Pacific gross profit increased $0.2 million, or 3%, which was primarily driven by favorable product mix.

Costs and expenses. Costs and expenses of $35.4 million for the three months ended September 30, 2024 increased $1.3 million, or 4%, when compared to 2023. Excluding the effect of currency translation, costs and expenses increased $1.6 million, or 5%, as summarized in the following table:

	Three Months Ended September 30,
(Thousands of dollars)	2024	2023	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Costs and expenses
PLP-USA	$17,358	$19,205	$(1,847)	$—	$(1,847)	(10)%
The Americas	4,980	5,873	(893)	(442)	(451)	(8)%
EMEA	7,224	5,742	1,482	115	1,367	24%
Asia-Pacific	5,824	3,238	2,586	69	2,517	78%
Consolidated	$35,386	$34,058	$1,328	$(258)	$1,586	5%
PLP-USA costs and expenses of $17.4 million decreased $1.8 million, or 10% year-over-year. PLP-USA’s decrease was primarily attributable to lower selling costs and lower personnel costs, primarily as a result of cost containment efforts. International costs and expenses for the three months ended September 30, 2024 were favorably impacted by $0.3 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $5.0 million decreased $0.5 million primarily due to a one-time legal settlement in the third quarter of 2023. EMEA costs and expenses of $7.2 million increased by $1.4 million primarily due to increased selling, general, and administrative costs and the impact of foreign currency remeasurement. Asia-Pacific costs and expenses of $5.8 million increased $2.5 million primarily due to a one-time gain of $2.5 million on the sale of capital assets in the third quarter of 2023.
Other income (expense), net. Other income, net for the three months ended September 30, 2024 was favorable by $0.5 million when compared to Other expense, net for the three months ended September 30, 2023 of $0.5 million. The favorable movement was due to lower interest expense from reduced debt balances and higher interest income earned on cash balances in certain international jurisdictions.
Income taxes. Income taxes for the three months ended September 30, 2024 and 2023 were $2.7 million and $4.4 million based on pre-tax income of $10.4 million and $19.6 million, respectively. The tax rate for the three months ended September 30, 2024 and 2023 was 26% and 23%, respectively. The effective tax rate for the three months ended September 30, 2024 was higher than the effective tax rate for the same period in 2023 mainly due to limitations on the deductibility of compensation and a lower excess tax benefit on share-based compensation which was partially offset by the favorable impact from the mix of earned income in certain foreign jurisdictions.
Net income. As a result of the preceding items, net income for the three months ended September 30, 2024 was $7.7 million, compared to $15.1 million for 2023. Excluding the effect of currency translation, net income decreased $7.3 million as summarized in the following table. The decrease in net income was due to decreases in operating income described above, partially offset by lower interest expense and lower tax expense:

	Three Months Ended September 30,
(Thousands of dollars)	2024	2023	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net income (loss)
PLP-USA	$3,059	$9,080	$(6,021)	$—	$(6,021)	(66)%
The Americas	1,574	1,411	163	(131)	294	21%
EMEA	1,337	1,137	200	(6)	206	18%
Asia-Pacific	1,710	3,502	(1,792)	9	(1,801)	(51)%
Consolidated	$7,680	$15,130	$(7,450)	$(128)	$(7,322)	(48)%

NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2023
The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the nine months ended September 30, 2024 and 2023. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended September 30, 2024
(Thousands of dollars)	2024		2023		Change
Net sales	$426,597	100.0%	$524,076	100.0%	$(97,479)
Cost of products sold	292,415	68.5	337,328	64.4	(44,913)
GROSS PROFIT	134,182	31.5	186,748	35.6	(52,566)
Costs and expenses	100,938	23.7	109,540	20.9	(8,602)
OPERATING INCOME	33,244	7.8	77,208	14.7	(43,964)
Other income (expense), net	205	0.0	(1,832)	(0.3)	2,037
INCOME BEFORE INCOME TAXES	33,449	7.8	75,376	14.4	(41,927)
Income taxes	6,783	1.6	18,348	3.5	(11,565)
NET INCOME	26,666	6.3	57,028	10.9	(30,362)
Net income attributable to noncontrolling interests	(24)	0.0	(28)	0.0	4
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$26,642	6.2%	$57,000	10.9%	$(30,358)
Net sales. In 2024, net sales were $426.6 million, a decrease of $97.5 million, or 19%, compared to 2023. Excluding the effect of currency translation, net sales decreased 18% as summarized in the following table:

	Nine Months Ended September 30,
(Thousands of dollars)	2024	2023	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net sales
PLP-USA	$196,191	$275,882	$(79,691)	$—	$(79,691)	(29)%
The Americas	60,026	66,852	(6,826)	(1,283)	(5,543)	(8)%
EMEA	93,630	105,138	(11,508)	1,422	(12,930)	(12)%
Asia-Pacific	76,750	76,205	545	(1,266)	1,811	2%
Consolidated	$426,597	$524,076	$(97,479)	$(1,127)	$(96,353)	(18)%
The decrease in PLP-USA net sales of $79.7 million, or 29%, was primarily due to lower volumes in communications and energy product sales. International net sales for the nine months ended September 30, 2024 were unfavorably affected by $1.1 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $60.0 million decreased $5.5 million, or 8%, primarily due to lower volumes in communications sales and energy product sales. EMEA net sales of $93.6 million decreased $12.9 million, or 12%, primarily due to lower volume in communications sales, partially offset by increased volumes in energy product sales. Asia-Pacific net sales of $76.8 million increased $1.8 million, or 2%, primarily due to volume increases in energy product sales and special industries sales.

Gross profit. Gross profit of $134.2 million for 2024 decreased $52.6 million, or 28%, compared to 2023. Excluding the effect of currency translation, gross profit decreased $52.1 million, or 28%, as summarized in the following table:

	Nine Months Ended September 30,
(Thousands of dollars)	2024	2023	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Gross profit
PLP-USA	$66,821	$114,012	$(47,191)	$—	$(47,191)	(41)%
The Americas	18,448	24,239	(5,791)	(466)	(5,325)	(22)%
EMEA	27,009	26,199	810	336	474	2%
Asia-Pacific	21,904	22,298	(394)	(331)	(63)	—%
Consolidated	$134,182	$186,748	$(52,566)	$(461)	$(52,105)	(28)%
PLP-USA gross profit of $66.8 million decreased by $47.2 million, or 41%, compared to the same period in 2023, primarily due to lower sales volumes and unfavorable product mix, partially offset by cost containment measures. International gross profit for the period ended September 30, 2024 was unfavorably impacted by $0.5 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit decreased $5.3 million, or 22%, which was primarily the result of lower sales volumes. EMEA gross profit increased $0.5 million, or 2%, primarily due to a favorable resolution of a warranty claim and lower freight costs, offset by an increase in labor costs. Asia-Pacific gross profit decreased $0.1 million, which was primarily driven by favorable product mix.
Costs and expenses. Costs and expenses of $100.9 million for the nine months ended September 30, 2024 decreased $8.6 million, or 8%, when compared to 2023. Excluding the effect of currency translation, costs and expenses decreased $8.4 million, or 8%, as summarized in the following table:

	Nine Months Ended September 30,
(Thousands of dollars)	2024	2023	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Costs and expenses
PLP-USA	$52,461	$59,570	$(7,109)	$—	$(7,109)	(12)%
The Americas	14,344	16,331	(1,987)	(268)	(1,719)	(11)%
EMEA	18,742	19,255	(513)	214	(727)	(4)%
Asia-Pacific	15,391	14,385	1,006	(196)	1,202	8%
Consolidated	$100,938	$109,540	$(8,602)	$(250)	$(8,353)	(8)%
PLP-USA costs and expenses of $52.5 million decreased $7.1 million, or 12% year-over-year. PLP-USA’s decrease was primarily attributable to lower selling costs and lower personnel and professional services costs, primarily as a result of cost containment efforts. International costs and expenses for the nine months ended September 30, 2024 was unfavorably impacted by $0.3 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $14.3 million decreased $1.7 million primarily due to a one-time legal settlement in the third quarter of 2023 and the impact of foreign currency remeasurement. EMEA costs and expenses of $18.7 million decreased by $0.7 million primarily due to lower personnel costs and bad debt expenses. Asia-Pacific costs and expenses of $15.4 million increased $1.2 million primarily due to the net impact of the sale of capital assets year over year and foreign currency remeasurement.
Other income (expense), net. Other income, net of $0.2 million for the nine months ended September 30, 2024 was favorable by $2.0 million when compared to Other expense, net for the nine months ended September 30, 2023 of $1.8 million. The favorable movement was due to higher interest income earned on cash balances in certain international jurisdictions and lower interest expense from reduced debt balances for the nine months ended September 30, 2024.
Income taxes. Income taxes for the nine months ended September 30, 2024 and 2023 were $6.8 million and $18.3 million based on pre-tax income of $33.4 million and $75.4 million, respectively. The tax rate for the nine months ended September 30, 2024 and 2023 was 20% and 24%, respectively. The effective tax rate for the nine months ended September 30, 2024 was lower than the effective tax rate for the same period in 2023 mainly due to the favorable impact from discrete benefits recorded as a result of amending prior year federal tax returns and an increase in excess tax benefits on share-based compensation in relation to overall lower pre-tax book income.
Net income. As a result of the preceding items, net income for the nine months ended September 30, 2024 was $26.6 million, compared to $57.0 million for 2023. Excluding the effect of currency translation, net income decreased $30.2 million as summarized in the following table. The decrease in net income was due to decreases in operating income described above, partially offset by higher interest income, lower interest expense, and lower tax expense:

	Nine Months Ended September 30,
(Thousands of dollars)	2024	2023	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net income (loss)
PLP-USA	$11,720	$40,761	$(29,041)	$—	$(29,041)	(71)%
The Americas	4,268	6,050	(1,782)	(136)	(1,646)	(27)%
EMEA	5,893	4,675	1,218	69	1,149	25%
Asia-Pacific	4,761	5,514	(753)	(105)	(648)	(12)%
Consolidated	$26,642	$57,000	$(30,358)	$(172)	$(30,186)	(53)%
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
Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first nine months of 2024, we used cash of $11.2 million for capital expenditures. We ended the first nine months of 2024 with $47.5 million of cash, cash equivalents and restricted cash (collectively, “Cash”). Our Cash is held in various locations throughout the world. At September 30, 2024, the majority of our Cash was held outside the U.S. We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future operating cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.
Total debt, including notes payable, at September 30, 2024 was $35.2 million. At September 30, 2024, our unused availability under our credit facility (the "Facility") was $77.2 million and our bank debt to equity percentage was 8.2%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At September 30, 2024, the Company was in compliance with these covenants.
Our Asia-Pacific segment had $0.1 million and $0.2 million in restricted cash for the periods ended September 30, 2024 and December 31, 2023, respectively. The restricted cash was used to secure bank guarantees and is included in Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets.
On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. The term of the loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $13.2 million outstanding on this debt facility at September 30, 2024, $2.1 million was classified as current. The loan is secured by the aircraft.
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

Sources and Uses of Cash
Net cash provided by operating activities for the nine months ended September 30, 2024 was $43.4 million compared to $88.4 million in the comparable prior year nine-month period. The $45.0 million decrease was primarily a result of a decrease in net income and changes in operating assets and liabilities.
Net cash used in investing activities for the nine months ended September 30, 2024 was $7.7 million compared to $36.7 million in the comparable prior year nine-month period. The $29.0 million change was primarily a result of decreases in acquisition activity and capital expenditures during the current period.
Net cash used in financing activities for the nine months ended September 30, 2024 was $40.8 million compared to $45.5 million in the comparable prior year nine-month period. The $4.7 million change was primarily the result of increased net payments of long-term debt and decreased purchases of common shares from related parties.
We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and finance leases primarily for equipment. At September 30, 2024, we had $1.6 million of current operating lease liabilities and $7.0 million of noncurrent operating lease liabilities. Total liabilities related to finance lease obligations were less than $0.6 million at September 30, 2024.
As of September 30, 2024, the Company had total outstanding guarantees of $12.2 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of September 30, 2024, the Company had total outstanding letters of credit of $1.0 million.
The Company has borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At September 30, 2024, and December 31, 2023, $9.3 million and $13.3 million was outstanding, of which $8.6 million and $11.4 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.
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
The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:
•The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which has a slow growth rate in mature markets such as the United States, Canada, Australia and Western Europe and may grow slowly or experience prolonged delay in developing regions despite expanding power needs;
•The potential impact of global economic conditions, including the impact of inflation and rising interest rates, on the Company’s ongoing profitability and future growth opportunities in the Company’s core markets in the U.S. and other foreign countries, which may experience continued or further instability due to political and economic conditions, social unrest, acts of war, military conflict (including the ongoing Russian-Ukrainian and Israeli-Palestinian conflicts), international hostilities or the perception that hostilities may be imminent, terrorism, changes in diplomatic and trade relationships and public health concerns (including viral outbreaks such as COVID-19);
•The ability of the Company’s customers to raise funds needed to build the infrastructure projects their customers require;
•Technological developments that affect longer-term trends for communication lines, such as wireless communication;
•The decreasing demand for product supporting copper-based infrastructure due to the introduction of products using new technologies or adoption of new industry standards;
•The Company’s success at continuing to develop proprietary technology and maintaining high quality products and customer service to meet or exceed new industry performance standards and individual customer expectations;
•The Company’s success in strengthening and retaining relationships with the Company’s customers, growing sales at targeted accounts and expanding geographically;

•The extent to which the Company is successful at expanding the Company’s product line or production facilities into new areas or implementing efficiency measures at existing facilities;
•The effects of fluctuation in currency exchange rates upon the Company’s foreign subsidiaries’ operations and reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;
•The Company’s ability to identify, complete, obtain funding for and integrate acquisitions for profitable growth;
•The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers and of any legal or regulatory claims;
•The relative degree of competitive and customer price pressure on the Company’s products;
•The cost, availability and quality of raw materials required for the manufacture of products and any tariffs that may be associated with the purchase of these products. The Company’s supply chain could face disruptions and constraints from inflationary pressures and ongoing wars and military conflicts, which could have a material, adverse effect on the ability to secure raw materials and supplies;
•Strikes, labor disruptions and other fluctuations in labor costs;
•Changes in significant government regulations affecting environmental or other compliance or litigation matters;
•Security breaches or other disruptions to the Company’s information technology structure;
•The telecommunication market’s continued deployment of Fiber-to-the-Premises;
•The impact of any failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures; and
•Those factors described under the heading “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 which was filed on March 8, 2024.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934, as amended, during the nine-month period ended September 30, 2024 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 1, 2023, the Board of Directors authorized a new plan to repurchase up to an additional 212,952 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three-month period ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July	—	—	—	199,579
August	17,822	$125.33	17,822	181,757
September	—	—	—	181,757
Total	17,822
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

Preformed Line Products Company

October 31, 2024	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Executive Chairman
(principal executive officer)

October 31, 2024	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(principal financial and accounting officer)