Form 10-K
period 2024-12-31
PREFORMED LINE PRODUCTS CO
filed 2025-03-13
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒
The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2024 was $275,665,503 based on the closing price of such common shares, as reported on the NASDAQ National Market System. As of February 21, 2025, there were 4,940,991 common shares of the Company ($2 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2025 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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
•The potential impact of global economic conditions, including the impact of inflation, tariffs and rising interest rates, on the Company’s ongoing profitability and future growth opportunities in the Company’s core markets in the U.S. and other foreign countries, which may experience continued or further instability due to political and economic conditions, social unrest, acts of war, military conflict (including the ongoing Russian-Ukrainian and Israeli-Palestinian conflicts), international hostilities or the perception that hostilities may be imminent, terrorism, changes in diplomatic and trade relationships and public health concerns (including viral outbreaks such as COVID-19);
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
•The effects of fluctuation in currency exchange rates upon the Company’s foreign subsidiaries’ operations and reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic, trade and regulatory factors;
•The Company’s ability to identify, complete, obtain funding for and integrate acquisitions for profitable growth;
•The potential impact of consolidation, deregulation and bankruptcy among the Company’s suppliers, competitors and customers and of any legal or regulatory claims;
•The relative degree of competitive and customer price pressure on the Company’s products;
•The cost, availability and quality of raw materials required for the manufacture of products and any tariffs that may be associated with the purchase of these products or components of these products. The Company’s supply chain could face disruptions and constraints from inflationary pressures and ongoing wars and military conflicts, which could have a material, adverse effect on the ability to secure raw materials and supplies;
•Strikes, labor disruptions and other fluctuations in labor costs;
•Changes in significant government regulations, including those affecting environmental compliance or regulatory or third-party litigation matters;
•Security breaches or other disruptions to the Company’s information technology structure;
•The telecommunication market’s continued deployment of Fiber-to-the-Premises;

•The impact of any failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures; and
•Those factors described under the heading “Risk Factors” on page 9.
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
The Company serves a worldwide market through strategically located domestic and international manufacturing facilities. Each of the Company’s domestic and international manufacturing facilities have obtained or are actively seeking an International Organization of Standardization (“ISO”) 9001:2015 Certified Management System Certificate. The ISO 9001:2015 certified management system is a globally recognized certified quality standard for manufacturing and assists the Company in marketing its products throughout the world. The Company’s customers include public and private energy utilities and communication companies, cable operators, governmental agencies, contractors and subcontractors, distributors and value-added resellers. The Company is not dependent on a single customer or small group of customers. The Company has one customer accounting for 11.1% of the Company's consolidated revenues.
The Company’s products include:
•Energy Products
•Communications Products
•Special Industries Products
–Solar Framing and Electric Vehicle Products
–Inspection Services
Energy Products are used for supporting, protecting, terminating and splicing transmission and distribution lines as well as bolted, welded, and compressed connectors for substations. PLP offers a full array of products for OPGW (Optical Ground Wire) and ADSS (All Dielectric Self Supporting) fiber optic cables, which are commonly used to monitor and control power networks. Formed wire products are the mainstay of PLP’s product offering and such products enjoy an almost universal acceptance in the Company’s markets. Formed wire products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape. The advantages of using the Company’s helical formed wire products are that they are economical, dependable and easy to use. Additional energy product offerings include a wide array of string hardware products, polymer insulators, wildlife protection, substation fittings and motion control devices like spacer dampers. Energy products were approximately 71%, 64%, and 59% of the Company’s revenues in 2024, 2023 and 2022, respectively.
Communications Products include rugged outside plant (OSP) closures to protect and support wireline and wireless networks, such as fiber optic cable or copper cable, from moisture, environmental hazards and other potential contaminants. The precision engineered OSP closures support many FTTx (Fiber-to-the-X) and 4G/5G applications and are deployed at various points in the network—deadend, middle-mile and last-mile—but primarily are used in modern FTTH (Fiber-to-the-Home) applications. In addition to the OSP closures, the Company supplies demarcation related products that include wall boxes, pre-terminated cabinets, wall plates and passive components that are typically deployed at residences, businesses or MDUs (Multi-dwelling units). The Company supplies formed wire products, utility pole line hardware, motion control products and cable storage devices used to hold, support, protect and terminate various cable types that are used to transfer voice, video or data signals. These communications products serve all segments of the telecommunications industry including but not limited to network operators, broadband service providers, wireless internet service providers, enterprise networks, educational institutions, and electric utilities deploying fiber optics. Communications products were approximately 22%, 29%, and 33% of the Company’s revenues in 2024, 2023 and 2022, respectively.
Special Industries Products include hardware assemblies, pole line hardware, plastic products, cable dynamics/vibration solutions, interior/exterior connectors, tools, and urethane solutions. They are used by energy, renewable energy, communications, cable and other industries for specialized applications. Also included in Special Industries is the Inspection Services group which provides safe and reliable drone inspection services for utility assets, including transmission and distribution power lines, substations, generation facilities, and communications assets as well as solar framing and electric vehicle (EV) offerings which include mounting solutions for photovoltaic solar applications, including commercial, industrial, utility, and residential applications as well as pre-

fabricated, precision-engineered EV charging station foundations. Special Industries products were approximately 7%, 7%, and 8% of the Company’s revenues in 2024, 2023 and 2022, respectively.
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
Patents and Trademarks
The Company applies for patents in the U.S. and other countries, as appropriate, to protect its significant patentable developments. As of December 31, 2024, the Company had in force 68 U.S. patents and 116 international patents in 21 countries and had 41 pending U.S. patent applications and 114 pending international applications. While such domestic and international patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company’s business. The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company’s business as a whole or to any of its businesses. Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks. The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology. As of December 31, 2024, the Company had obtained U.S. registration on 31 trademarks, and 5 trademark applications remained pending. International registrations amounted to 278 registrations in 47 countries, with 5 pending international registrations.
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
•The Company has a strong and stable workforce. This consistent and continuous knowledge base has afforded the Company the ability to provide superior service to the Company’s customers and representatives.
•The Company’s Research and Engineering Center and the engineering departments at the Company’s subsidiary operations around the world maintain a strong technical support function to develop unique solutions to customer demands.
•The Company is vertically integrated both in manufacturing and distribution and is continually upgrading equipment and processes.
•The Company is sensitive to the marketplace and provides an extra measure of service in cases of emergency, storm damage and other supply delivery situations. This high level of customer service and customer responsiveness is a hallmark of the Company.
•The Company’s domestic and international sales and manufacturing locations ensure close support and proximity to customers worldwide.
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
During the twelve months ending December 31, 2024, the previous inflationary headwinds we experienced related to raw materials, specifically plastic resins, aluminum and sand (grit), have generally subsided. Costs related to shipping and freight have similarly fallen from their 2022 peak. Given the uncertainties in the macro-economic environment, we cannot determine if these trends will continue. If inflationary pressures persist or new tariffs are sustained, it may require further price adjustments to maintain profit margin and any price increases may have a negative effect on demand.
Backlog Orders
Order backlog was approximately $191.0 million at the end of 2024 and $172.6 million at the end of 2023. All customer orders entered are firm at the time of entry. Substantially all of the backlog existing at December 31, 2024 is expected to be shipped to customers in 2025.
Seasonality
The Company markets products that are used by utility maintenance and construction crews worldwide. The products are marketed through distributors and directly to end users, who maintain stock to ensure adequate supply for their customers or construction crews. As a result, the Company does not have a wide variation in sales from quarter to quarter.
People, Planet and Principles
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
The Company believes it is in compliance in all material respects, with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability. The Company does not expect to make any material capital expenditures during 2025 for environmental control facilities. The environmental laws continue to be amended and revised, and compliance with future additional environmental requirements could necessitate capital outlays; however, the Company does not believe that these expenditures will ultimately result in a material adverse effect on its financial position or results of operations. Further, regulators in the U.S. and around the world, including the E.U., have been focused on proposing and/or implementing regulations to require certain disclosures related to climate change. If these regulations are ultimately adopted and become applicable to the Company, it could significantly increase the Company's compliance burdens and associated regulatory costs and complexity. The Company cannot predict the precise effect such enacted regulations or future requirements, if they become applicable to the Company, would have on the Company, and continues to monitor proposed and pending regulations. The Company believes that such regulations would affect the industry as a whole.
Weather events may impact the Company’s business by increasing operating costs due to damage to its facilities and distribution systems and disruptions to its manufacturing processes due to the increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise and other climate-related events. As discussed above, climate related regulatory activity may adversely affect the Company’s business and financial results by requiring the Company to reduce its emissions, make capital investments to modernize certain aspects of its operations, purchase carbon offsets, or otherwise pay for its emissions. The Company seeks to address these potential risks in its business continuity planning; however, such events could make it difficult for the Company to deliver products and services to its customers and cause it to incur substantial expense.
The Company is committed to supporting people and planet initiatives and being a responsible contributor to the environment, its employees, and the communities in which it operates. The Company’s locations are focused on efforts to reduce its waste, water and energy consumption through the implementation of such programs as pollution prevention, recycling waste materials in both manufacturing and office facilities, reducing solid waste disposal, reducing harmful air emissions, and implementing alternative energy sources. Some locations have also achieved the ISO-14001: Environmental Management Systems Certification.
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
Additionally, the Company's product offerings bolster grid reliability and efficiency, increase resilience to climate events and enable transitions to new sources of energy and upgrade aging infrastructure. The Company also quickly provides repair products to customers in the event of emergencies or natural disasters such as hurricanes, tornadoes, earthquakes, floods or ice storms. PLP is a trusted supplier when natural disasters occur.
The Company maintains a tradition of supporting numerous charitable organizations and promoting community involvement. It makes donations to various organizations and encourages employees to do the same by offering matching donations. The Company shares its successes with the communities in which it operates at both a corporate and local level. Donations and investments in enhancing the lives of the people within the communities it impacts are an integral part of who the Company is and how it intends to represent its values.
Human Capital
At December 31, 2024, the Company had 3,401 employees, the overwhelming majority of which are full-time employees. Approximately 26% of the Company’s employees are located in the U.S.
The Company views its employees and culture as keys to its success and believes that its employees are its greatest asset. The Company aims to attract and retain employees who will be empowered to have the freedom to make decisions and take actions in the best interest of the Company, while being recognized and accountable for those decisions and actions. The Company focuses on innovation, safety and engagement to develop the best talent.
The Company’s goal is to create a work environment that enables employees to perform in an environment where they feel respected and valued. As a global company with employees in 21 countries, the Company values its broad diversity of cultures, ethnicities, races, languages, religions, sexual and gender orientations and a diverse, open and inclusive work environment. Workplace satisfaction is key to attracting and retaining employees. The Company has built a culture where integrity and honesty guide the decision-making process, while promoting a culture of learning and talent development through tuition reimbursement, training, wellness programs, flexible benefits, and competitive compensation. The Company has also adopted several policies, including the Code of Conduct, which stresses the importance of adhering to laws and contributing to society.
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
The Company’s cost of sales may be materially adversely affected by increases in the market prices of the raw materials used in the Company’s manufacturing processes. Over the past few years, the Company has experienced temporary inflationary pressures that have impacted its profit margins, primarily due to raw materials increases (specifically, plastic resins, steel, aluminum, petroleum and sand (grit)), coupled with increased freight costs and tariffs. The Company has implemented price increases in the U.S. and internationally to mitigate rising material costs, and additional increases may be needed in the future to maintain profit margins. Price increases may have impacted or could continue to impact the demand for the Company’s products. The Company may not be able to pass on further price increases in raw materials to the Company’s customers through increases in product prices. In addition, any decrease or delay in the availability of these materials or interruptions generally in the global supply chain could slow production and delivery to the Company’s customers. In limited circumstances, the Company relies on sole source suppliers for certain materials and may face challenges or delays in establishing an alternative source. As a result of these factors, the Company’s operating results and financial condition could be adversely affected.
The Company’s international operations subject the Company to additional business risks that may have a material adverse effect on the Company’s business, operating results and financial condition.
International sales account for a substantial portion of the Company’s net sales (55%, 48%, and 47% in 2024, 2023 and 2022, respectively). Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, which could materially adversely affect U.S. dollar sales or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, reduced or limited protection of intellectual property rights, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards, including implementing appropriate internal controls. For example, the Company is subject to antitrust and tax requirements, anti-boycott regulations, import/export/customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Any new regulatory or trade initiatives, including tariffs, could impact the Company’s operations in certain countries. Failure to comply with any such legal requirements could subject the Company to monetary liabilities and other sanctions, which could harm its business, results of operations and financial condition.

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
Any period of interest rate increases may adversely affect the Company’s profitability. In addition, a higher level of floating rate debt would increase the exposure to changes in interest rates. As of December 31, 2024, the Company’s total debt, including notes payable, was $28.6 million and the unused availability under its credit facility (the "Facility") was $82.8 million. The interest rate for the Facility is defined as the Secured Overnight Financing Rate ("SOFR") plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the SOFR spread becomes 1.500%. The Facility agreement also contains, among other provisions, requirements for maintaining levels of net worth and profitability. These covenants may restrict the Company’s operations and prevent it from pursuing opportunities that would otherwise be in the Company’s best interest for long-term growth. The Facility is currently scheduled to expire on March 2, 2026. Our ability to make scheduled payments on our debt obligations or enter into a new or extended credit facility depends upon our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors, many of which are beyond our control. If we are unable to timely make such payments, establish an extended term for our repayment obligations or establish a new credit facility for future borrowing, our financial condition, operations, liquidity and business prospects would be adversely affected.
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
The Company also is subject to public health concerns, including viral outbreaks such as the COVID-19 pandemic. As with the disruption experienced with the COVID-19 pandemic, any future viral outbreak or health pandemic could disrupt the global supply chain, which could have a material adverse effect on the Company’s ability to secure raw materials and supplies and could result in increased costs and the loss of sales and customers. The impact of COVID-19 or any other viral outbreak or health pandemic could potentially exacerbate all the risks discussed and lead to the creation of new risks, any of which could have a material adverse effect on the Company’s business, operating results and financial condition. The duration and scope of the any future viral outbreak or health pandemic cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated.
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
The Company employs information technology systems to support its business. Security breaches and other disruptions to the Company’s information technology infrastructure have interfered and, in the future, could interfere with the Company’s operations and could also compromise information belonging to the Company and its customers, suppliers and employees, exposing the Company to liability which could adversely impact the Company’s business and reputation. In the ordinary course of business, the Company relies on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores certain data, including proprietary business information, and may have access to confidential or personal information in certain of its businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite the Company’s cybersecurity measures and oversight of such matters by the Audit Committee and the Board of Directors, which are continuously reviewed and upgraded, the Company’s information technology networks and infrastructure and protected data may still be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, service providers including cloud services, natural disasters or other catastrophic events. It is possible for such vulnerabilities to remain undetected for an extended period, up to and including several years. In addition, the Company is subject to various data privacy laws in the many jurisdictions in which it operates, which are rapidly changing and require extensive compliance efforts. Any events that compromise the Company’s systems or any failures to comply with applicable privacy laws could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to the Company’s reputation, which could adversely affect the Company’s business.

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
The Company operates 25 manufacturing facilities domestically and internationally to strategically serve its worldwide markets. Equipment failures, operational interruptions, natural disasters and other unanticipated disruptions may decrease our ability to manufacture our products in a timely manner at our anticipated cost. Interruptions in our production due to such a disruption may lead to decreasing sales and necessitating capital expenditures, therefore negatively impacting our operating results and financial condition.
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
The stock market in general is highly volatile. As a result, the market price of the Company’s common shares is similarly volatile and could be subject to wide fluctuations in response to a number of factors, some of which may be beyond the Company’s control. These factors include actual or anticipated fluctuations in the Company’s operating results; changes in, or the inability to, achieve estimates of, its operating results by analysts, investors or management; analysts’ recommendations regarding its stock or its competitors’ stock; sales of substantial amounts of its common shares by shareholders; actions or announcements by the Company or its competitors; the maintenance and growth of the value of the Company’s brands; litigation; legislation or other regulatory developments affecting the Company or its industry; widespread illness or pandemics; natural disasters; cyber-attacks; terrorist acts; war or other calamities and changes in general market and economic conditions.
Legal, Tax and Regulatory Risks
The Company may be adversely impacted by laws, regulations, and litigation.
The Company is subject to various laws and regulations in the many jurisdictions in which it operates. For example, extensive environmental regulations related to air and water quality, the discharge of pollutants, climate change, the handling of toxic waste and the handling and transport of products and components classified as hazardous impact its daily operations. Various employment and labor laws and regulations govern the Company’s relationships with its employees throughout the world and affect operating costs. These laws and regulations relate to matters including employment discrimination, minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates, working conditions, immigration status, tax reporting and other wage and benefit requirements. The introduction of new laws or regulations, or changes in existing laws or regulations, including minimum wage increases, mandated benefits, climate change-related disclosures or other requirements that impose additional obligations on the Company, could increase the costs of doing business. The Trump administration has called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy and has begun implementing policy changes at a rapid pace. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them. Further, it is difficult to predict what impact, if any, changes in federal policy, including environmental, immigration, trade and tax policies, will have on our industry, the economy as a whole, consumer confidence and spending. As a result, the nature, timing and impact on our business of potential changes to the current legal and regulatory frameworks are uncertain.
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
The Company relies on a combination of contractual rights and patent, trademark, copyright and trade secret laws to establish and protect its proprietary technology. Third parties have challenged and in the future may challenge, invalidate, circumvent, infringe or misappropriate the Company’s intellectual property, or such intellectual property may not be sufficient to permit the Company to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product offerings or other competitive harm. Others, including its competitors may independently develop similar technology, duplicate or design around the Company’s intellectual property, and in such cases, the Company could not assert its intellectual property rights against such parties. The Company may also be subject to costly litigation in the event its technology infringes upon or otherwise violates a third party’s proprietary rights. Any claim from third parties may result in a limitation on its ability to use the intellectual property subject to these claims or the requirement to pay a licensing fee or royalty. The Company may be forced to litigate to enforce or determine the scope and enforceability of its intellectual property rights, trade secrets and know-how, which is expensive, could cause a diversion of resources and may not prove successful, especially in countries where such rights are more difficult to enforce. The loss of intellectual property protection or the inability to obtain third party intellectual property could harm its business and ability to compete.
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
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
The Company has implemented information security programs to, among other actions, assess, identify and manage material risks from cybersecurity threats. These programs include periodic risk assessments, company-wide testing initiatives, periodic phishing tests and annual audits. As the Company assesses its risks and determines how to implement risk management programs, the following factors, among others, are considered: likelihood and severity of risk, impact on the Company and others if a risk materializes, feasibility and cost of controls, and impact of controls on operations and others. The Company also utilizes an independent cybersecurity advisor to provide periodic objective assessments of the Company’s capabilities and to conduct advanced attack simulations.
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
Through October 2024, the Director of Global Information Systems had oversight responsibilities for PLP’s information systems and cyber security, a role he held for 15 years. He attended regular education programs regarding enterprise cybersecurity and supporting technologies. The Director of Global Information Systems reported to the CFO and coordinated with the IT resources across all subsidiary operations to discuss risk management initiatives, testing and training, recent trends and technological developments, and periodic reviews of third-party providers. In October 2024, the Director of Global Information Systems left the Company to pursue other opportunities. During the interim period before a replacement was appointed, the CFO provided more active oversight to address the Director of Global Information System's responsibilities, including reporting to the Audit Committee. The vacancy was filled on February 3, 2025 and the new Director of Global Information Systems joined the Company with over 30 years of professional IT experience where he held Director and Chief Information Officer roles at large global companies and provided technology consulting and cybersecurity services to companies across various industries.
Item 2. Properties
Our corporate headquarters is located in Mayfield Village, Ohio, and, at December 31, 2024, the Company maintained 25 manufacturing plants. We also maintain various sales, research and engineering, administrative offices and distribution centers throughout the world. None of these manufacturing plants, administrative offices or distribution centers are individually material to our operations. The facilities are situated in 3 states within the United States and in 19 other countries. We own the majority of our manufacturing plants, and our leased properties consist of manufacturing plants, research and engineering, sales, administrative offices and distribution centers.
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
Not applicable.
Item 4A. Information about our Executive Officers

Each executive officer is elected by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal. The following sets forth the name, age and recent business experience for each person who is an executive officer of the Company at March 13, 2025:

Name	Age	Position
Robert G. Ruhlman	68	Executive Chairman
Dennis F. McKenna	58	Chief Executive Officer
J. Ryan Ruhlman	41	President
John M. Hofstetter	60	Executive Vice President – U.S. Operations
Andrew S. Klaus	59	Chief Financial Officer
John J. Olenik	54	Vice President – Research and Engineering
Tim O'Shaughnessy	54	Vice President – Human Resources
William Koh	56	Vice President – Asia-Pacific Region
Caroline S. Vaccariello	58	General Counsel and Corporate Secretary
Assaad A. Morcos	52	Vice President - U.S. Manufacturing
Robert G. Ruhlman was elected Executive Chairman in January 2024. Prior to that, Mr. Ruhlman served as Chairman since July 2004, as Chief Executive Officer since July 2000 and as President from 1995 to May 2023. Mr. Ruhlman is the father of J. Ryan Ruhlman, the President and a Director of the Company, and of Maegan A. R. Cross, also a Director of the Company.
Dennis F. McKenna was elected Chief Executive Officer in January 2024. Prior to that, Mr. McKenna served as Chief Operating Officer since January 2019 where he oversaw the manufacturing, production, sales and personnel matters of the organization, and as Executive Vice President – Global Business Development from January 2015 to January 2019, where he expanded his role to include worldwide marketing and business development strategies.
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
Andrew S. Klaus was elected Chief Financial Officer in April 2020. Prior to his employment with the Company, Mr. Klaus served as the Chief Accounting Officer and Vice President, Corporate Controller at Vertiv Holdings Co. since 2017. Mr. Klaus served as the Chief Financial Officer of Consolidated Precision Products Corporation from 2013 to 2017 and Vice President, Corporate Controller for JMC Steel Group (now known as Zekelman Industries, Inc.) from 2007 to 2013.
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
Assaad A. Morcos was elected Vice President - U.S. Manufacturing effective January 1, 2025. Prior to that, Mr. Morcos served as the Company's Executive Director of Manufacturing since January 2023 where he was promoted from his prior role as Director of Manufacturing. Mr. Morcos has been with the company since 2018.

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

	Year Ended December 31,
	2024			2023
Quarter	High	Low	Dividend	High	Low	Dividend
First	$138.00	$120.23	$0.20	$128.04	$79.29	$0.20
Second	135.33	120.42	0.20	172.40	119.62	0.20
Third	137.87	112.94	0.20	182.06	151.00	0.20
Fourth	143.56	121.10	0.20	162.36	110.28	0.20
While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company’s Board of Directors in light of the needs of the Company. Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.
Number of common shareholders
As of February 19, 2025, the Company had approximately 5,988 shareholders of record.
Performance Graph
Historical share price performance should not be relied upon as an indication of future share price performance. The following graph compares the cumulative total return to holders of PLP's common shares against the cumulative total return of the NASDAQ Composite Index and the Hemscott Industry Group 627 (Industrial Electrical Equipment) (the “Peer Group Index”) for the five-year period ended December 31, 2024. The comparison of the cumulative total returns for each investment assumes that $100 was invested in PLP's common shares and the respective indices on December 31, 2019 through December 31, 2024 and assumes the reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Preformed Line Products, the NASDAQ Composite Index,
and Hemscott Industry Group 627 (Industrial Electrical Equipment)

$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Preformed Line Products
NASDAQ Composite
Hemscott Industry Group 627 (Industrial Electrical Equipment)

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	2019	2020	2021	2022	2023	2024
PREFORMED LINE PRODUCTS CO	100.00	115.12	110.12	143.07	231.46	222.39
NASDAQ MARKET INDEX	100.00	144.92	177.06	119.45	172.77	223.87
PEER GROUP INDEX	100.00	117.89	140.53	119.39	153.64	163.08
Repurchases of Equity Securities
On November 1, 2023, the Board of Directors authorized a new plan to repurchase up to an additional 212,952 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October	—	$—	—	181,757
November	2,260	$131.43	2,260	179,497
December	—	$—	—	179,497
Total	2,260
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
We evaluate segment performance and allocate resources based on several factors primarily based on gross sales and income before income taxes.
MARKET OVERVIEW
Our business continues to be concentrated in the energy and communications markets. During the past several years, industry consolidation continued as distributor and service provider integrations occurred in our major markets. There has also been a historical lack of commitment by developed countries to upgrade and strengthen their electrical grids and communication networks despite the growing need. More recently, increasing commodity prices, inflation, tariffs, rising interest rates, transportation costs, and foreign currency fluctuations have led to a challenging operating environment. While these factors generally moderated in 2024, they may continue to provide inherent uncertainty going forward. The increasing need for power generation and efficient communication systems has highlighted the need for bolstering grid reliability, strengthening grid resilience to climate events, upgrading aging infrastructure, enhancing communication networks and transitioning to new sources of energy. Our focused portfolio is well-positioned to respond to these priorities.
We believe that our leadership position in the domestic energy and communications markets and the ability to deliver reliable products quickly will position us for continued growth as transmission grids and communication networks are enhanced, upgraded and extended.
Our international business is also mainly concentrated in the energy and communications markets. Historically, our international sales were primarily related to the medium voltage distribution segment of the energy market but have grown through acquisition and new product development to include a significant contribution from the transmission and telecommunications markets.
We believe that we are well positioned to supply the needs of the world’s diverse energy and communication markets as a result of our focused portfolio and strategic operational footprint, including expansion from recent acquisitions and product designs and technologies.
PREFACE
The following discussion describes our results of operations for the years ended December 31, 2024, 2023 and 2022. For additional discussion of our results of operations for the year ended December 31, 2022, see our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 3, 2023. Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends.

Net sales of $593.7 million for the year ended December 31, 2024 decreased $76.0 million year-over-year, mainly due to the continued inventory destocking occurring primarily in the U.S. markets. The inflationary headwinds we experienced in 2022 and early 2023 related to raw materials, specifically plastic resins, aluminum and sand (grit), have generally subsided. Costs related to shipping and freight have similarly fallen from their 2022 peak. Decreases in these underlying costs along with the impacts of our previous price increases benefited gross margins in 2023 and have not meaningfully impacted the results during the twelve months ending December 31, 2024. If inflationary pressures persist or new tariffs are sustained, it may require further price adjustments to maintain profit margin and any price increases may have a negative effect on demand.
Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. PLP’s foreign currency exchange gains or (losses) were primarily related to translating into U.S. dollars its foreign currency denominated loans, trade receivables and payables from its foreign subsidiaries at the December 2024 year-end exchange rates. The fluctuations of foreign currencies during the years ended December 31, 2024 and December 31, 2023 had an unfavorable impact on net sales of $4.2 million and a favorable impact of $0.4 million, respectively. The effect of currency translation had an unfavorable impact on net income in the year ended December 31, 2024 of $0.7 million and an unfavorable impact of $0.2 million in the year ended December 31, 2023. On a reportable segment basis, the impact of foreign currency translation on net sales and net income for the years ended December 31, 2024 and 2023, respectively, was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income
(Thousands of dollars)	2024	2023	2024	2023
The Americas	$(5,005)	$1,771	$(803)	$166
EMEA	1,738	1,696	128	(101)
Asia-Pacific	(903)	(3,042)	(52)	(278)
Total	$(4,170)	$425	$(727)	$(213)
Although customer destocking efforts in the PLP-USA communications and energy markets have impacted our 2024 results, we believe our business portfolio and our financial position are sound and strategically well-positioned. While PLP-USA sales results were down compared to the period ended December 31, 2023, our international segments had sales amounts comparable with prior year, showing our international footprint provides cyclical benefits. Our cash generation remains strong as evidenced through a significant reduction in debt levels. We remain focused on assessing our global market opportunities and overall manufacturing capacity in conjunction with the requirements of local manufacturing in the markets that we serve. Our continued commitment to manufacturing in the U.S. positions us well for Build America, Buy America requirements of the Broadband Equity, Access, and Deployment Program.
If necessary, we will modify redundant processes and further utilize our global manufacturing network to manage costs, increase sales volume and deliver value to our customers. We have continued to invest in the business to expand into new markets for the Company, evaluate strategic mergers and acquisitions, improve efficiency, develop new products and increase our capacity. Period cost containment has been a priority for the Company in 2024, shown through a reduction in costs and expenses of approximately 8%. Our liquidity remains strong with our bank debt to equity percentage at 6.8%. We can borrow needed funds at a competitive interest rate under our credit facility. A consolidated decrease in debt of $33.7 million as of December 31, 2024 was primarily a result of improved cash conversion and less funding needs for capital expenditures and business acquisitions. See Note 7 "Debt and Credit Arrangements" in the Notes to Consolidated Financial Statements for more information related to our debt position.
The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the years ended December 31, 2024 and 2023. The Company’s past operating results are not necessarily indicative of future operating results.

	Year Ended December 31,
(Thousands of dollars)	2024		2023		Change
Net sales	$593,714	100.0%	$669,679	100.0%	$(75,965)
Cost of products sold	403,903	68.0	434,831	64.9	(30,928)
GROSS PROFIT	189,811	32.0	234,848	35.1	(45,037)
Costs and expenses	139,054	23.4	150,694	22.5	(11,640)
OPERATING INCOME	50,757	8.5	84,154	12.6	(33,397)
Other income (expense), net	13	0.0	(1,810)	(0.3)	1,823
INCOME BEFORE INCOME TAXES	50,770	8.6	82,344	12.3	(31,574)
Income taxes	13,659	2.3	19,007	2.8	(5,348)
NET INCOME	37,111	6.3	63,337	9.5	(26,226)
Net income attributable to noncontrolling interests	(17)	(0.0)	(5)	(0.0)	(12)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$37,094	6.2%	$63,332	9.5%	$(26,238)
2024 RESULTS OF OPERATIONS COMPARED TO 2023
Net sales. In 2024, net sales were $593.7 million, a decrease of $76.0 million, or 11%, compared to 2023. Excluding the effect of currency translation, net sales decreased 11% as summarized in the following table:

	Year Ended December 31,
(Thousands of dollars)	2024	2023	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net sales
PLP-USA	$266,704	$345,613	$(78,909)	$—	$(78,909)	(23)%
The Americas	90,280	86,059	4,221	(5,005)	9,226	11
EMEA	128,241	135,080	(6,839)	1,738	(8,577)	(6)
Asia-Pacific	108,489	102,927	5,562	(903)	6,465	6
Consolidated	$593,714	$669,679	$(75,965)	$(4,170)	$(71,795)	(11)%
The decrease in PLP-USA net sales of $78.9 million, or 23%, was primarily due to lower volumes in communications and energy product sales due to customer destocking efforts. International net sales for the year ended December 31, 2024 were unfavorably affected by $4.2 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $90.3 million increased $9.2 million, or 11%, primarily due to higher volumes in energy product sales, partially offset by lower communication sales. EMEA net sales of $128.2 million decreased $8.6 million, or 6%, primarily due to lower volume in communications sales, partially offset by increased volumes in energy product sales. Asia-Pacific net sales of $108.5 million increased $6.5 million, or 6%, primarily due to volume increases in energy product sales.
Gross Profit. Gross profit of $189.8 million for 2024 decreased $45.0 million, or 19%, compared to 2023. Excluding the effect of currency translation, gross profit decreased $43.5 million, or 19%, as summarized in the following table:

	Year Ended December 31,
(Thousands of dollars)	2024	2023	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Gross profit
PLP-USA	$92,969	$138,961	$(45,992)	$—	$(45,992)	(33)%
The Americas	28,608	30,005	(1,397)	(1,807)	410	1
EMEA	36,796	36,372	424	462	(38)	—
Asia-Pacific	31,438	29,510	1,928	(224)	2,152	7
Consolidated	$189,811	$234,848	$(45,037)	$(1,569)	$(43,468)	(19)%
PLP-USA gross profit of $93.0 million decreased by $46.0 million, or 33%, compared to the same period in 2023, primarily due to lower sales volumes and unfavorable product mix. International gross profit for the period ended December 31, 2024 was unfavorably impacted by $1.6 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increased $0.4 million, or 1%, which was primarily the result of higher sales volumes, offset by increased depreciation expense and freight costs. EMEA gross profit decreased nominally, which was primarily driven by decreased sales volumes offset by favorable product mix and favorable resolution of a warranty claim. Asia-Pacific gross profit increased $2.2 million, or 7%, which was primarily driven by favorable product mix.
Costs and expenses. Costs and expenses of $139.1 million for the year ended December 31, 2024 decreased $11.6 million, or 8%, when compared to 2023. Excluding the effect of currency translation, costs and expenses decreased $10.9 million, or 7%, as summarized in the following table:

	Year Ended December 31,
(Thousands of dollars)	2024	2023	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Costs and expenses
PLP-USA	$72,593	$79,289	$(6,696)	$—	$(6,696)	(8)%
The Americas	18,655	22,724	(4,069)	(799)	(3,270)	(14)
EMEA	26,090	28,193	(2,103)	257	(2,360)	(8)
Asia-Pacific	21,716	20,488	1,228	(158)	1,386	7
Consolidated	$139,054	$150,694	$(11,640)	$(700)	$(10,940)	(7)%
PLP-USA costs and expenses of $72.6 million decreased $6.7 million, or 8% year-over-year. PLP-USA’s decrease was primarily attributable to lower selling costs and lower personnel and professional services costs, primarily as a result of cost containment efforts. International costs and expenses for the year ended December 31, 2024 had a favorable impact by $0.7 million when local currencies were translated to U.S. dollars. The following discussion of costs and expenses excludes the effect of currency translation. The Americas costs and expenses of $18.7 million decreased $3.3 million primarily due to a legal settlement in the third quarter of 2023 and the impact of foreign currency remeasurement. EMEA costs and expenses of $26.1 million decreased by $2.4 million primarily due to lower personnel costs and bad debt expenses. Asia-Pacific costs and expenses of $21.7 million increased $1.4 million primarily due to the net impact of the sale of capital assets year over year and foreign currency remeasurement.
Other (expense) income, net. Other income, net as of the year ended December 31, 2024 was favorable by $1.8 million when compared to Other expense, net for the year ended December 31, 2024 of $1.8 million. The favorable movement was due to higher interest income earned on cash balances in certain international jurisdictions and lower interest expense from reduced debt balances for the year ended December 31, 2024.
Income taxes. Income taxes for the years ended December 31, 2024 and 2023 were $13.7 million and $19.0 million based on pre-tax income of $50.8 million and $82.3 million, respectively. The effective tax rate for the years ended December 31, 2024 and 2023 was 26.9% and 23.1%, respectively. Our effective tax rate increased primarily due to the limitations on the deductibility of compensation and the unfavorable impact from the mix of income earned in jurisdictions with a higher tax rate than the U.S. This was partially offset by a favorable impact from increase in excess tax benefit on share-based compensation. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0%:

2024
1.A $2.0 million, or 4.0%, net increase resulting from Non-deductible officers' compensation.
2.A $1.6 million, or 3.2%, net increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.
3.A $1.6 million, or 3.2%, net decrease resulting from generation of foreign tax credits.
4.A $1.2 million, or 2.4%, net decrease resulting from other stock compensation.
5.A $1.2 million, or 2.3%, net increase resulting from the inclusion of Global Intangible Low-Taxed Income.
2023
1.A $3.7 million, or 4.5%, net decrease resulting from generation of foreign tax credits.
2.A $3.0 million, or 3.6%, net increase resulting from the inclusion of Global Intangible Low-Taxed Income.
3.A $1.8 million, or 2.2%, net increase resulting from earnings in various U.S States.
4.A $1.7 million, or 2.0%, net increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.
Net income. As a result of the preceding items, net income for the year ended December 31, 2024 was $37.1 million, compared to $63.3 million for 2023. Excluding the effect of currency translation, net income decreased $25.5 million as summarized in the following table.

	Year Ended December 31,
(Thousands of dollars)	2024	2023	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net income (loss)
PLP-USA	$13,940	$45,392	$(31,452)	$—	$(31,452)	(69)%
The Americas	8,951	5,755	3,196	(803)	3,999	69
EMEA	7,762	5,796	1,966	128	1,838	32
Asia-Pacific	6,441	6,389	52	(52)	104	2
Consolidated	$37,094	$63,332	$(26,238)	$(727)	$(25,511)	(40)%
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
Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In 2024, we used cash of $14.7 million for capital expenditures. At December 31, 2024, we had $57.2 million of cash, cash equivalents and restricted cash (collectively “Cash”). Our Cash is held in various locations throughout the world. At December 31, 2024, the majority of our cash is held outside the U.S.
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
Total debt, including notes payable, at December 31, 2024 was $28.6 million. At December 31, 2024, our unused availability under our credit facility (the "Facility") was $82.8 million and our bank debt to equity percentage was 6.8%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At December 31, 2024, the Company was in compliance with these covenants.
Our Asia-Pacific segment had $0.1 million and $0.2 million in restricted cash for the years ended December 31, 2024 and 2023. The restricted cash was used to secure bank debt and is included in Cash, cash equivalents and restricted cash on the balance sheet.
On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. At December 31, 2024, the outstanding balance on the term loan was $12.6 million, of which $2.1 million was classified as current. See Note 7 in the Notes to Consolidated Financial Statements for more information.
We expect that our major source of funding for 2025 and beyond will be our operating cash flows, our existing cash and cash equivalents as well as our Facility agreement. The Facility agreement has an expiration date of March 2, 2026. The Company expects to extend the maturity date of the Facility over the coming year. Except for current earnings in certain jurisdictions, our operating income is deemed to be indefinitely reinvested in foreign jurisdictions. We currently do not intend nor foresee a need to repatriate these funds. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months and thereafter for the foreseeable future. In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions. We also believe that we can further expand our borrowing capacity, if necessary; however, we do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.
Sources and Uses of Cash
Net Cash provided by operating activities for the years ended December 31, 2024 and 2023 was $67.5 million and $107.6 million, respectively. The $40.1 million decrease was primarily a result of a decrease in net income and decrease in cash from working capital.
Net Cash used in investing activities for the years ended December 31, 2024 and 2023 was $12.4 million and $44.8 million, respectively. The $32.4 million decrease was primarily a result of decreases in acquisition activity and capital expenditures during the current period.
Net Cash used in financing activities for the years ended December 31, 2024 and 2023 was $47.8 million and $48.9 million, respectively. The year-over-year change was primarily the result of decreased share repurchases offset by increased net payments of long-term debt.
We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and capital leases, primarily for equipment. See Note 8 in the Notes to Consolidated Financial Statements for more information.
As of December 31, 2024, the Company had total outstanding guarantees of $11.3 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of December 31, 2024, the Company had total outstanding letters of credit of $1.3 million.
The Company has other borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At December 31, 2024, and December 31, 2023, $8.8 million and $13.3 million were outstanding, of which $8.2 million and $11.4 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.
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

Pension Obligations
We record obligations and expenses related to a pension benefit plan based on actuarial valuations, which include key assumptions on discount rates, expected returns on plan assets and compensation increases. These actuarial assumptions are reviewed annually and modified as appropriate. The effect of modifications is generally recorded or amortized over future periods. The discount rate of 5.77% at December 31, 2024 reflects an analysis of yield curves as of the end of the year and the schedule of expected cash needs of the plan. The 2025 expected long-term return on plan assets of 4.75% reflects the plan’s historical returns and represents our best estimate of the likely future returns on the plan’s asset mix. We believe the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries. However, an increase in the discount rate would decrease the plan obligations and the net periodic benefit cost, while a decrease in the discount rate would increase the plan obligations and the net periodic benefit cost. In addition, an increase in the expected long-term return on plan assets would decrease the net periodic pension cost, while a decrease in expected long-term return on plan assets would increase the net periodic pension cost.
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
Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar. Revenue from operations in Argentina represented less than 1% of total consolidated net sales for the years ended December 31, 2024, 2023 and 2022.
As of December 31, 2024, the Company had $0.1 million in foreign currency forward exchange assets and $0.1 million foreign currency forward exchange liabilities outstanding. The Company does not hold derivatives for trading purposes.
The Company's primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of approximately $6.9 million. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on income before tax of $3.0 million.
The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of long-term borrowings of $7.2 million at December 31, 2024. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $0.1 million for the year ended December 31, 2024.
Included in the Company’s accounting for the defined benefit pension plan (the "U.S. Plan") are assumptions on future discount rates and the expected return on Plan assets. The Company considers current market conditions, including changes in interest rates and Plan asset investment returns. Actuarial assumptions may differ materially from actual results due to changing market, demographic and economic conditions or higher or lower withdrawal rates. These differences may result in a significant impact to the amount of net pension expense or income recorded in the future.
A discount rate is used to determine the present value of future payments. In general, a pension liability increases as the discount rate decreases and decreases as the discount rate increases. The discount rate used to determine the future benefit obligation was 5.77% and 5.34% at December 31, 2024 and 2023, respectively. The discount rate is a significant factor in determining the amounts reported. A 50 basis point change in the discount rate of 5.77% used at December 31, 2024 would have a $1.7 million change on the Plan’s projected benefit obligation.
The Company developed the expected return on Plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns. The Company assumed an expected rate of return of 6.25% for the year ended December 31, 2024 and 7.00% for the year ended December 31, 2023. A 50 basis point change in the expected rate of return would have a $0.1 million effect on the Plan’s subsequent year’s net periodic pension cost.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Preformed Line Products Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Preformed Line Products Company (the Company) as of December 31, 2024 and 2023, the related statements of consolidated income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 13, 2025 expressed an unqualified opinion thereon.
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

Quantitative Impairment Assessment of Goodwill

Description of the Matter
At December 31, 2024, the Company’s goodwill was $26.7 million. As discussed in Note 1 and Note 12 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level or more frequently if impairment indicators arise. Goodwill is tested for impairment utilizing a combination of the income approach, which uses a discounted cash flow methodology, and the market approach, which uses comparable company market multiples, to estimate the fair value of each reporting unit.
Auditing management’s quantitative goodwill impairment assessment was complex due to the use of valuation methodologies to determine the fair value of a reporting unit. The fair value estimate is impacted by assumptions, such as revenue growth rates and operating margins, which are affected by expectations of future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process. This included controls over management’s review of the significant assumptions underlying the fair value determination described above.

To test the estimated fair value of the Company’s reporting unit, we performed audit procedures that included, among others, assessing the valuation methodologies used, testing the assumptions, and testing the completeness and accuracy of underlying data used by the Company in its analysis. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We involved our internal valuation specialists to review the valuation methodologies and certain assumptions. We also assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
Cleveland, Ohio
March 13, 2025

PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(Thousands of dollars, except share and per share data)
ASSETS
Cash, cash equivalents and restricted cash	$57,244	$53,607
Accounts receivable, net	111,402	106,892
Inventories, net	129,913	148,814
Prepaid expenses	11,720	8,246
Other current assets	5,514	7,256
TOTAL CURRENT ASSETS	315,793	324,815
Property, plant and equipment, net	195,086	207,892
Operating lease, right-of-use assets	10,117	11,671
Goodwill	26,685	29,497
Other intangible assets, net	9,656	12,981
Deferred income taxes	6,546	7,109
Other assets	9,994	9,186
TOTAL ASSETS	$573,877	$603,151
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable	$41,951	$37,788
Notes payable to banks	7,782	6,968
Operating lease liabilities, current	1,588	1,671
Current portion of long-term debt	2,430	6,486
Accrued compensation and other benefits	25,904	28,018
Accrued expenses and other liabilities	25,503	27,414
Dividends payable	1,293	1,300
Income taxes payable	1,962	1,672
TOTAL CURRENT LIABILITIES	108,413	111,317
Long-term debt, less current portion	18,357	48,796
Operating lease liabilities, noncurrent	6,538	7,892
Deferred income taxes	3,766	3,536
Other noncurrent liabilities	14,479	15,454
SHAREHOLDERS' EQUITY
Common shares – $2 par value per share, 15,000,000 shares authorized, 4,913,621 and 4,908,413 issued and outstanding, at December 31, 2024 and December 31, 2023, respectively	13,752	13,607
Common shares issued to rabbi trust, 222,887 and 243,118 shares at December 31, 2024 and December 31, 2023, respectively	(9,575)	(10,183)
Deferred compensation liability	9,575	10,183
Paid-in capital	65,093	60,958
Retained earnings	553,179	520,154
Treasury shares, at cost, 1,961,772 and 1,894,419 shares at December 31, 2024 and December 31, 2023, respectively	(126,800)	(118,249)
Accumulated other comprehensive loss	(82,909)	(60,306)
TOTAL PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS' EQUITY	422,315	416,164
Noncontrolling interest	9	(8)
TOTAL SHAREHOLDERS' EQUITY	422,324	416,156
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$573,877	$603,151
See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2024	2023	2022

	(Thousands of dollars, except per share data)
Net sales	$593,714	$669,679	$637,021
Cost of products sold	403,903	434,831	421,841
GROSS PROFIT	189,811	234,848	215,180
Costs and expenses
Selling	48,722	51,078	45,712
General and administrative	67,477	74,643	70,317
Research and engineering	21,923	22,481	19,661
Goodwill impairment	—	—	6,529
Other operating expense, net	932	2,492	3,600
	139,054	150,694	145,819
OPERATING INCOME	50,757	84,154	69,361
Other income (expense)
Interest income	2,573	1,811	631
Interest expense	(2,221)	(3,905)	(3,214)
Other (expense) income, net	(339)	284	6,926
	13	(1,810)	4,343
INCOME BEFORE INCOME TAXES	50,770	82,344	73,704
Income tax expense	13,659	19,007	19,305
NET INCOME	$37,111	$63,337	$54,399
Net income attributable to noncontrolling interests	(17)	(5)	(4)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$37,094	$63,332	$54,395
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,908	4,920	4,931
Diluted	4,947	4,997	4,999
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$7.56	$12.87	$11.03
Diluted	$7.50	$12.68	$10.88

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022

	(Thousands of dollars)
Net income	$37,111	$63,337	$54,399
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(21,708)	9,667	(9,272)
Pension adjustment, net of tax	(895)	14	1,004
Other comprehensive (loss) income, net of tax	(22,603)	9,681	(8,268)
Comprehensive income attributable to noncontrolling interests	(17)	(5)	(4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$14,491	$73,013	$46,127
See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2024	2023	2022

	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$37,111	$63,337	$54,399
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	20,830	18,914	16,430
Provision for accounts receivable allowances	(875)	3,441	2,169
Provision for inventory reserves	4,498	8,081	2,352
Deferred income taxes	1,084	(2,232)	(2,656)
Share-based compensation expense	3,412	4,948	4,596
Goodwill impairment	—	—	6,529
Gain from company owned life insurance policy	—	—	(4,364)
Loss on exit of business	—	—	1,025
Gain on sale of property and equipment	(1,748)	(2,478)	(775)
Other, net	828	435	92
Changes in operating assets and liabilities
Accounts receivable	(8,710)	16,969	(28,049)
Inventories	6,784	(4,952)	(36,979)
Prepaid expenses	(3,988)	5,961	5,051
Trade accounts payable and accrued liabilities	8,602	2,302	6,707
Accrued income and other taxes	590	(937)	2,005
Contributions to company pension plan	—	(1,500)	(2,132)
Other, net	(938)	(4,647)	(247)
NET CASH PROVIDED BY OPERATING ACTIVITIES	67,480	107,642	26,153
INVESTING ACTIVITIES
Capital expenditures	(14,651)	(35,332)	(40,598)
Proceeds from the sale of property and equipment	3,454	2,631	3,169
Proceeds from sale of investments	1,993	—	—
Purchases of investments	(3,154)	—	—
Proceeds from company owned insurance policy	—	—	6,909
Acquisition of businesses, net of cash	—	(12,089)	(16,235)
NET CASH USED IN INVESTING ACTIVITIES	(12,358)	(44,790)	(46,755)
FINANCING ACTIVITIES
Proceeds (payments) of notes payable to banks	860	(11,081)	2,214
Proceeds from long-term debt	96,410	169,172	185,016
Payments of long-term debt	(130,133)	(186,179)	(155,929)
Dividends paid	(4,076)	(4,106)	(4,099)
Proceeds from issuance of common shares	214	2,164	808
Purchase of common shares for treasury	(226)	(728)	(158)
Purchase of common shares for treasury from related parties	(8,379)	(18,164)	(5,309)
Other	(2,473)	—	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(47,803)	(48,922)	22,543
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(3,682)	2,438	(1,108)
Net increase in cash, cash equivalents and restricted cash	3,637	16,368	833
Cash, cash equivalents and restricted cash at beginning of year	53,607	37,239	36,406
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$57,244	$53,607	$37,239
See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share data)	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
Balance at January 31, 2022	$13,185	$(10,102)	$10,102	$47,814	$410,673	$(93,836)	$(56,223)	$(5,496)	$316,117	$(17)	$316,100
Net income					54,395				54,395	4	54,399
Foreign currency translation adjustment							(9,272)		(9,272)		(9,272)
Pension adjustment, net of tax								1,004	1,004		1,004
Total comprehensive income									46,127	4	46,131
Share-based compensation				4,596	(193)				4,403		4,403
Purchase of 73,514 common shares						(5,467)			(5,467)		(5,467)
Issuance of 83,391 common shares	166			1,236					1,402		1,402
Common shares contributed to rabbi trust of 2,248, net		(159)	159						—		—
Cash dividends declared - $0.80 per share					(3,945)				(3,945)		(3,945)
Balance at December 31, 2022	$13,351	$(10,261)	$10,261	$53,646	$460,930	$(99,303)	$(65,495)	$(4,492)	$358,637	$(13)	$358,624
Net income					63,332				63,332	5	63,337
Foreign currency translation adjustment							9,667		9,667		9,667
Pension adjustment, net of tax								14	14		14
Total comprehensive income									73,013	5	73,018
Share-based compensation				4,948	(175)				4,773		4,773
Purchase of 135,518 common shares						(18,946)			(18,946)		(18,946)
Issuance of 126,911 common shares	256			2,364					2,620		2,620
Common shares distributed from rabbi trust of 2,268, net		78	(78)						—		—
Cash dividends declared - $0.80 per share					(3,933)				(3,933)		(3,933)
Balance at December 31, 2023	$13,607	$(10,183)	$10,183	$60,958	$520,154	$(118,249)	$(55,828)	$(4,478)	$416,164	$(8)	$416,156
Net income					37,094				37,094	17	37,111
Foreign currency translation adjustment							(21,708)		(21,708)		(21,708)
Pension adjustment, net of tax								(895)	(895)		(895)
Total comprehensive income									14,491	17	14,508
Share-based compensation				3,412					3,412		3,412
Purchase of 67,353 common shares						(8,551)			(8,551)		(8,551)
Issuance of 72,561 common shares	145			723					868		868
Common shares distributed from rabbi trust of 20,231, net		608	(608)						—		—
Cash dividends declared - $0.80 per share					(4,069)				(4,069)		(4,069)
Balance at December 31, 2024	$13,752	$(9,575)	$9,575	$65,093	$553,179	$(126,800)	$(77,536)	$(5,373)	$422,315	$9	$422,324
See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands of dollars, except share and per share data, unless specifically noted)
Note 1 - Significant Accounting Policies
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash (“Cash”) are stated at fair value and consist of highly liquid investments with original maturities of three months or less or with maturities of more than three months that can be withdrawn early without a significant economic penalty. Restricted cash, which is not material, is included in Cash, cash equivalents and restricted cash on the Company’s Consolidated Balance Sheets.
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
Property, Plant and Equipment and Depreciation

Property, plant, and equipment is recorded at cost less accumulated depreciation or amortization. Property under finance lease agreements is carried at the present value of lease payments over the lease term less accumulated amortization. Depreciation is based on the estimated service lives of depreciable assets and is calculated using the straight-line method. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. The estimated useful lives for assets purchased new are: land improvements, 10 years; buildings, 39 years; building improvements, 5 years to 39 years; machinery and equipment, 3 years to 10 years; tooling, 10 years; and aircraft, 15 years. Appropriate reductions in estimated useful lives are made for property, plant and equipment purchased in connection with an acquisition of a business or in a used condition when purchased.
Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying value of the assets are impaired and the undiscounted future cash flows estimated to be generated by such assets are less than the carrying value. The Company’s cash flows are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is then reduced to fair value. The estimate of fair value represents the Company’s best estimate based on industry trends and reference to market rates and transactions. The Company did not record an impairment to long-lived assets during the years ended December 31, 2024 and 2023.
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
Intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, technology, customer backlogs, trademarks and land use rights, are generally amortized over periods from 1 year to 99 years. The Company has no indefinite lived intangible assets other than goodwill. The Company’s intangible assets with finite lives are generally amortized over the period in which the economic benefits of the intangibles are consumed, using either a projected cash flow basis method or the straight-line method. The straight-line method is used in circumstances in which it better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise expire compared to using a projected cash flow basis method. An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis and when events and circumstances warrant an evaluation. The Company assesses intangible assets with a determinable life for impairment when the carrying amount may not be recoverable, consistent with its policy for assessing other long-lived assets. The Company did not record an impairment to intangible assets with finite lives during the years ended December 31, 2024 and 2023.
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
Research and Development
Research and development costs for new products are expensed as incurred and are reported on the Statements of Consolidated Income.
Income Taxes
Income taxes are computed in accordance with the provisions of FASB ASC 740, “Income taxes” and includes U.S. (federal and state) and foreign income taxes. In the Consolidated Financial Statements, the benefits of a consolidated return have been reflected where such returns have or could be filed based on the entities and jurisdictions included in the financial statements. The Company has elected to recognize Global Intangible Low-Taxed Income ("GILTI") as a period expense in the period the tax is incurred.
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
Under ASC 740, “Tax Benefits from Uncertain Tax Positions” that reduce our current or future income tax liability are reported in our financial statements only to the extent that each benefit is recognized and measured under a two-step approach. The first step requires us to assess whether each tax position based on its technical merits and facts and circumstances as of the reporting date, is more-likely-than-not to be sustained upon examination. The second step measures the amount of tax benefit that we would recognize in the financial statements based on a cumulative probability approach. A tax position that meets the more-likely-than-not threshold that is not highly certain is measured based on the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the tax authority, assuming that the tax authority has examined the position and has full knowledge of all relevant information.
Advertising

Advertising costs are expensed as incurred and totaled $2.5 million in 2024, $2.4 million in 2023 and $2.7 million in 2022.
Foreign Currency Translation
Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the Consolidated Balance Sheet. The translation adjustments are recorded in Accumulated other comprehensive income (loss). Revenues and expenses are translated at weighted average exchange rates in effect during the period. Transaction gains and losses arising from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income and expensed as incurred. Aggregate transaction losses, including hedge activity, was $0.5 million for the year ended December 31, 2024, $3.2 million for the year ended December 31, 2023 and $0.4 million for the year ended December 31, 2022. Upon sale or substantially complete liquidation of an investment in a foreign entity, the cumulative translation adjustment for that entity is reclassified from Accumulated other comprehensive loss to earnings.
Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar. Revenue from operations in Argentina was less than 1% of total consolidated net sales for the years ended December 31, 2024, 2023 and 2022.
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
Recently Adopted or Issued Accounting Pronouncements
Adopted
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU enhances reportable segment disclosures on both an annual and interim basis primarily in regards to the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within the reported measure(s) of segment profit or loss. In addition, the ASU requires disclosure, by segment, of other items included in the reported measure(s) of segment profit or loss, including qualitative information describing the composition, nature and type of each item. The ASU also expands disclosure requirements related to the CODM, including how the reported measure(s) of segment profit or loss are used to assess segment performance and allocate resources, the method used to allocate overhead for significant segment expenses and others. Lastly, all current required annual segment reporting disclosures under Topic 280 are now effective for interim periods. The ASU is effective for the Company's 2024 fiscal year and interim periods within fiscal years beginning with the Company's 2025 fiscal year. The Company adopted this standard for the year ended December 31, 2024, and applied retrospective changes to all periods presented in the consolidated financial statements. The adoption of this new standard did not have a material impact on the consolidated financial statements, other than the updated segment disclosures included within Note 15, "Segment Information".
Not Yet Adopted
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
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU improves disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses commonly presented in expense captions. Coupled with recent standards that enhanced the disaggregation of revenue and income tax information, the disaggregated expense information required by the amendments in this ASU will enable investors to better understand the major components of an entity’s income statement. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting this ASU.
Note 2 - Inventories, Net
Inventories, net

	December 31,
	2024	2023
Raw materials	$75,138	$98,708
Work-in-process	12,225	14,397
Finished products	52,792	46,250
Inventories, net of excess and obsolete inventory reserve	140,155	159,355
Excess of current cost over LIFO cost	(10,242)	(10,541)
Inventories at LIFO cost	$129,913	$148,814
Costs for inventories of certain material, mainly in the U.S., are determined using the LIFO method and totaled approximately $46.5 million and $60.1 million at December 31, 2024 and 2023, respectively. The net change in LIFO inventories for December 31, 2024 and 2023 resulted in a benefit of $0.3 million and $2.6 million to Cost of products sold, respectively. The Company’s reserves for slow-moving and obsolete inventory at December 31, 2024 and 2023 were $17.7 million and $17.6 million, respectively.

Note 3 - Property and Equipment, Net
Major classes of property, plant and equipment are as follows:

	December 31,
	2024	2023
Land and improvements	$20,204	$21,374
Buildings and improvements	125,076	129,369
Machinery, equipment and aircraft	252,759	238,868
Construction in progress	10,884	22,619
Property, plant and equipment, gross	408,923	412,230
Less accumulated depreciation	(213,837)	(204,338)
Property, plant and equipment, net	$195,086	$207,892
Depreciation of property and equipment was $20.4 million in 2024, $17.0 million in 2023 and $14.3 million in 2022.
Note 4 - Contingent and Other Liabilities
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
On September 26, 2023, the Defendants and the Plaintiff entered into a settlement agreement which dismissed the action against all Defendants with prejudice. Net of insurance, the total settlement amount required to be paid by the Company in the fourth quarter of 2023 was $4.3 million Canadian dollars ($3.2 million US dollars). The settlement reflects the Company’s desire to eliminate the burden, expense, distraction and further uncertainties of litigation, and settlement does not constitute an admission of liability, wrongdoing or fault by the Company and its subsidiaries.
The Company is not a party to any other pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flow. For the years ended December 31, 2024 and 2023, there were no reserves for known global legal matters.
For the year ended December 31, 2024, the Company included $6.7 million of advanced payments by customers for future projects in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Note 5 - Pension Plans
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
Within the U.S., hourly employees of the Company who meet specific requirements as to age and length and date of service are covered by the U.S. Plan. On December 12, 2012, the Company approved a freeze on further benefit accruals under the U.S. Plan and notified the participants of the freeze on December 19, 2012. Beginning February 1, 2013, participants ceased earning additional benefits under the U.S. Plan and no new participants entered the U.S. Plan. The Company uses a December 31 measurement date for its Plan. In August 2023, the Board of Directors of the Company approved a resolution to terminate the U.S. Plan and preliminary administrative actions have been undertaken to proceed with the termination. There were no contributions to the U.S. Plan during the year ended December 31, 2024. The Company made a $1.5 million contribution to the U.S. Plan for the year ended December 31, 2023.
A summary of the U.S. Plan follows for the year ended December 31:

	2024	2023	2022
Service cost	$—	$—	$—
Interest cost	1,540	1,568	1,185
Expected return on plan assets	(1,940)	(2,017)	(2,455)
Recognized net actuarial loss	445	463	445
Net periodic pension expense (benefit)	$45	$14	$(825)
Components of net periodic pension expense (benefit), other than service cost, are included in other income (expense), net in the Consolidated Statement of Income.
The following tables set forth the changes in benefit obligations, the change in plan assets, the funded status, and amounts recognized in the consolidated financial statements for the U.S. Plan at December 31:

	2024	2023
Projected benefit obligation at beginning of the year	$29,773	$29,013
Interest cost	1,540	1,568
Actuarial (gain) loss	(1,557)	670
Benefits paid	(1,581)	(1,478)
Projected benefit obligation at end of year	$28,175	$29,773

Fair value of plan assets at beginning of the year	$31,896	$29,632
Actual return on plan assets	(1,221)	2,242
Employer contributions	—	1,500
Benefits paid	(1,581)	(1,478)
Fair value of plan assets at end of the year	$29,094	$31,896

Pension asset	$(919)	$(2,123)

In 2024, in accordance with ASC 715-20, the Company recognized the over-funded status of the U.S. Plan as a non-current asset. The amount recognized in Accumulated other comprehensive loss related to the U.S. Plan at December 31 is comprised of the following:

	2024	2023
Balance at January 1	$(4,478)	$(4,492)

Reclassification adjustments:
Pre-tax amortized net actuarial loss	445	463
Tax benefit	(104)	(110)
	341	353

Adjustment to recognize loss on pension asset:
Pre-tax loss	(1,605)	(445)
Tax benefit	369	106
	(1,236)	(339)

Balance at December 31,	$(5,373)	$(4,478)
The 2024 reduction on the projected benefit obligation of $1.6 million was the result of an increase in the discount rate to 5.77% from 5.34% in 2023. There is no prior service cost to be amortized in the future.
The U.S. Plan had assets in excess of accumulated benefit obligations as follows:

	2024	2023
Accumulated benefit obligation	$28,175	$29,773
Fair market value of assets	29,094	31,896

Weighted-average assumptions used to determine benefit obligations at:	2024	2023
Discount rate	5.77%	5.34%
Rate of compensation increase	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost at:	2024	2023	2022
Discount rate	5.34%	5.55%	2.92%
Rate of compensation increase	n/a	n/a	n/a
Expected long-term return on plan assets	6.25%	7.00%	6.50%
The net periodic pension cost for 2024 was based on a long-term asset rate-of-return of 6.25%. This rate is based upon management’s estimate of future long-term rates of return on similar assets and is consistent with historical returns on such assets.
At December 31, 2024 and 2023, the Plan assets are invested in pooled investment funds which are measured at fair value using the net asset value ("NAV"). The NAV is based on the value of the assets owned by the plan, less liabilities. These pooled assets are not quoted on an active exchange. The fair value of the Plan assets at December 31, 2024 and 2023 was $29.1 million and $31.9 million, respectively.

The U.S. Plan weighted-average asset allocations at December 31, 2024 and 2023, by asset category, are as follows:

	Plan assets at December 31,
Asset category	2024	2023
Equity securities	—%	18%
Debt securities	100	77
Cash and equivalents	—	5
	100%	100%
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

	Range	Target
Equities	—%	—%
Fixed Income	100%	100%
Cash Equivalents	—%	—%
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
If the U.S. Plan is not terminated, the benefits expected to be paid out of the U.S. Plan assets in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years are as follows:

Year	Pension Benefits
2025	$1,618
2026	1,675
2027	1,756
2028	1,827
2029	1,874
2030-2034	10,268
Other Benefit Plans
The Company also provides retirement benefits through various defined contribution plans including PLP-USA’s Profit Sharing Plan. Expense for these defined contribution plans was $8.2 million in 2024, $6.6 million in 2023, and $6.3 million in 2022.
The Company also provides retirement benefits through the Supplemental Profit Sharing Plan. To the extent an employee’s award under PLP-USA’s Profit Sharing Plan exceeds the maximum allowable contribution permitted under existing tax laws, the excess is accrued for (but not funded) under a non-qualified Supplemental Profit Sharing Plan. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The (expense) benefit for the Supplemental Profit Sharing Plan for the year ended December 31, 2024, 2023 and 2022 was ($0.8) million, $(0.9) million, and $1.3 million, respectively. The Supplemental Profit Sharing Plan unfunded status for the years ended December 31, 2024 and 2023 was $9.0 million and $8.2 million, respectively, and is included in Other noncurrent liabilities.
The Company also has established nonqualified foreign defined benefit plans, which provide post-employment benefits based on years of service. For the periods ending December 31, 2024 and 2023, the Company's benefit obligations related to these unfunded programs were $3.1 million and $2.9 million, respectively. During 2024, 2023 and 2022, the Company recorded benefit costs relating to these programs of $0.3 million, $0.6 million, and $0.2 million, respectively.

Note 6 - Accumulated Other Comprehensive Income (“AOCI”)
The following tables set forth the total changes in AOCI by component, net of tax:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total
Balance at January 1	$(4,478)	$(55,828)	$(60,306)	$(4,492)	$(65,495)	$(69,987)
Other comprehensive income before reclassifications:
Foreign currency translation adjustment	—	(21,708)	(21,708)	—	9,667	9,667
Loss on pension asset	(1,236)	—	(1,236)	(339)	—	(339)

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	341	—	341	353	—	353
Net current period other comprehensive (loss) income	(895)	(21,708)	(22,603)	14	9,667	9,681
Balance at December 31	$(5,373)	$(77,536)	$(82,909)	$(4,478)	$(55,828)	$(60,306)
(a)    This AOCI component is included in the computation of net periodic pension income (costs) as noted in Note 5 – Pension Plans.

Note 7 - Debt and Credit Arrangements

	December 31,
	2024	2023
Short-term debt
Notes payable to banks
Thailand Bhat denominated at 4.15%	$2,599	$2,262
France Euro denominated at 6.37%	—	2,774
China Yuan Renminbi denominated at 4.50%	—	1,314
China Yuan Renminbi denominated at 3.05%	685	—
China Yuan Renminbi denominated at 3.05%	412	—
Vietnam Dong denominated at 7.30%	—	18
Indonesia U.S. Dollar denominated at 5.86%	4,086	—
Indonesia U.S. Dollar denominated at 6.82%	—	600
Current portion of long-term debt
U.S. Dollar denominated at 2.74%	2,050	2,050
Czech Republic Koruna denominated at 3.00%	42	21
Indonesia U.S. Dollar denominated at 3.50%	—	4,267
Brazil Real denominated at 8.30%	200	—
Czech Republic Koruna denominated at 3.69%	86	94
Czech Republic Koruna denominated at 1.60%	52	54
Total short-term debt	10,212	13,454

Long-term debt, including current portion
U.S. Dollar denominated at 5.76%, due 2026	—	22,653
U.S. Dollar denominated at 2.74%, due 2031	12,642	14,692
Brazil Real denominated at 8.30% due 2025	200	1,000
Poland Zloty denominated at 6.97% due 2026	4,390	7,691
Australian Dollar denominated at 4.06%, due 2026	—	—
Austria Euro denominated at 4.58% due 2026	990	1,387
Indonesia U.S. Dollar denominated at 3.50% due 2024	—	4,267
New Zealand Dollar denominated at 6.73% due 2026	1,779	2,538
Czech Republic Koruna denominated at 2.76% due 2030	80	—
Czech Republic Koruna denominated at 3.00% due 2025	42	191
Czech Republic Koruna denominated at 3.69% due 2031	560	703
Czech Republic Koruna denominated at 1.60% due 2026	104	160
Total long-term debt	20,787	55,282
Less current portion	(2,430)	(6,486)
Total long-term debt, less current portion	18,357	48,796
Total debt	$28,569	$62,250
The Company maintains a credit facility (the "Facility") with a capacity of $90.0 million that expires March 2, 2026. The Company expects to extend the maturity date of the Facility over the coming year. The interest rate for U.S. borrowing is defined as the Secured Overnight Financing Rate (“SOFR”) plus 1.125% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the SOFR spread becomes 1.500%. At December 31, 2024, the Company had utilized $7.2 million with $82.8 million available on the Facility. There were no long-term outstanding letters on the Facility as of December 31, 2024. Our bank debt to equity percentage was 6.8%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At December 31, 2024, the Company was in compliance with these covenants.
On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. The term of the loan is 120 months at a fixed interest rate of 2.74%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $12.6 million outstanding on this debt facility at December 31, 2024, $2.1 million was classified as current. The aircraft has been pledged as collateral against the loan.
The Company has other borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At December 31, 2024, and December 31, 2023, $8.8 million and $13.3 million were outstanding, of which $8.2 million and $11.4 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.
The Company’s Asia-Pacific segment had $0.1 million and $0.2 million in restricted cash used to secure bank guarantees as of December 31, 2024, and 2023, respectively. The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash, cash equivalents and restricted cash.
Aggregate maturities of long-term debt during the next five years are as follows: $2.3 million for 2025, $9.3 million for 2026, $2.1 for 2027, $2.1 million for 2028, $2.1 million for 2029, and $2.9 million thereafter.
Interest paid was $2.2 million in 2024, $3.8 million in 2023, and $3.1 million in 2022.
In March of 2025, the Company entered into €8.0 million or $7.7 million of additional term debt arrangements with maturity dates ranging from five to six years and interest rates ranging from 2.50% to 2.65%.
Guarantees and Letters of Credit
The Company has provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current year through the completion of such transactions. The guarantees would typically be triggered in the event of non-performance. As of December 31, 2024, the Company had total outstanding guarantees of $11.3 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of December 31, 2024, the Company had total outstanding letters of credit of $1.3 million.
Note 8 - Leases
The Company regularly enters into leases in the normal course of business. As of December 31, 2024, the leases in effect were related to land, buildings, vehicles, office equipment and other production equipment under operating leases with lease terms of up to 83 years. Some of the Company's leases include one or more renewal options, the exercise of which is generally at the Company's discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if the Company is reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for the Company’s operating and financing leases as of December 31, 2024 was 17.9 years and 3.2 years, respectively.
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

	Year Ended December 31,
	2024	2023	2022
Components of lease expense:
Operating lease cost	$2,353	$2,767	$2,538

Finance lease cost:
Amortization of right-of-use assets	160	119	189
Interest on lease liabilities	49	17	19
Total lease cost	$2,562	$2,903	$2,746
The discount rate implicit within each lease is often not determinable and, therefore, the Company establishes the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on lease term and currency in which lease payments are made. The weighted average discount rate used to measure the Company’s operating and finance lease liabilities as of December 31, 2024 was 5.53% and 6.96%, respectively. The weighted average discount rate used to measure the Company’s operating and finance lease liabilities as of December 31, 2023 was 5.28% and 3.84%, respectively.
Future maturities of the Company’s lease liabilities as of December 31, 2024 are as follows:

	Year Ended December 31, 2024
	Operating Leases	Finance Leases
2025	$2,083	$230
2026	1,728	141
2027	1,171	92
2028	983	59
2029 and thereafter	6,888	—
Total lease payments	12,853	522
Less amount of lease payment representing interest	4,727	28
Total present value of lease payments	$8,126	$494
Amounts recognized as finance lease obligations are reported in Accrued expense and other liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets.
The Company received sublease income of zero and $0.5 million for the years ended December 31, 2024 and 2023, respectively.
Supplemental cash flow information related to leases for the years ended December 31 were as follows:

	Year Ended December 31,
	2024	2023	2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,341	$2,775	$2,528
Operating cash flows for finance leases	49	17	19
Financing cash flows for finance leases	189	171	256
Note 9 - Income Taxes
Income before income taxes was derived from the following sources:

	2024	2023	2022
United States	$19,476	$57,736	$58,887
Foreign	31,294	24,608	14,817
Total income before income taxes	$50,770	$82,344	$73,704

The components of income taxes for the years ended December 31 are as follows:

	2024	2023	2022
Current
Federal	$2,646	$12,263	$12,529
Foreign	9,613	6,654	7,346
State and local	316	2,322	2,086
	12,575	21,239	21,961
Deferred
Federal	2,139	(1,866)	577
Foreign	(1,507)	11	(3,326)
State and local	452	(377)	93
	1,084	(2,232)	(2,656)
Income taxes	$13,659	$19,007	$19,305
The differences between the provision for income taxes at the U.S. federal statutory rate and the tax shown in the Statements of Consolidated Income for the years ended December 31 are summarized as follows:

	2024	2023	2022
Federal tax at statutory rate	21.0%	21.0%	21.0%
Non-deductible officers' compensation	4.0	1.5	1.4
Non-U.S. tax rate variances	3.2	2.0	(2.4)
Global intangible low-taxed income	2.3	3.6	0.9
Other, net	1.8	(0.4)	0.7
Valuation allowance	0.5	0.7	2.9
State and local taxes, net of federal benefit	0.5	2.2	2.2
Uncertain tax positions	0.1	—	0.7
Other Life Insurance Proceeds	—	—	(1.2)
Goodwill Impairment	—	—	2.7
Other U.S. federal permanent items	(0.1)	(0.2)	(0.1)
Tax credits	(0.8)	(1.3)	(0.3)
Other stock compensation	(2.4)	(1.5)	(0.3)
Foreign tax credits	(3.2)	(4.5)	(2.0)
Effective income tax rate	26.9%	23.1%	26.2%
Income tax expense for the periods ended December 31, 2024, 2023, and 2022 was $13.7 million, $19.0 million, and $19.3 million, respectively. The increase in the effective tax rate from 2023 to 2024 was primarily due to the limitations on the deductibility of compensation and the unfavorable impact from the mix of income earned in jurisdictions with a higher tax rate than the U.S. This was partially offset by a favorable impact from increase in excess tax benefit on share-based compensation.
Income taxes paid in the years ending December 31, 2024, 2023, and 2022 were $13.1 million, $21.9 million, and $14.6 million, respectively.

Deferred Income Tax Assets and Liabilities
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

	2024	2023
Deferred tax assets:
Research and development capitalization	$6,483	$5,522
Benefit plan reserves	5,947	6,200
Inventory valuation reserves	3,077	4,041
Other accrued expenses	2,128	972
Net operating loss carryforwards	1,967	1,940
Foreign tax credit	1,337	1,018
Allowance for credit losses	1,298	1,329
Accrued compensation and benefits	1,147	1,374
Unrealized foreign exchange	56	314
Gross deferred tax assets	23,440	22,710
Valuation allowance	(2,725)	(2,567)
Net deferred tax assets	20,715	20,143

Deferred tax liabilities:
Depreciation and other basis differences	(15,179)	(13,382)
Intangibles	(2,003)	(2,579)
Other	(753)	(609)
Deferred tax liabilities	(17,935)	(16,570)
Net deferred tax assets	$2,780	$3,573

	2024	2023
Change in net deferred tax assets:
Ordinary movement	$(1,084)	$2,232
Deferred tax balances from business acquisitions	—	153
Items of other comprehensive loss	267	216
Currency translation	24	(79)
Other	—	(108)
Total change in net deferred tax assets	$(793)	$2,414
As of December 31, 2024, various international subsidiaries had gross net operating losses totaling $7.9 million, resulting in deferred tax assets of $2.0 million. Of the international net operating losses, $1.0 million carryforward indefinitely, while the remainder, if not utilized, will expire between 2026 and 2033. It is more likely than not that certain net operating loss carryforwards will not be realized; therefore, we have recorded a valuation allowance of $1.2 million against them. The net operating loss carryforwards are subject to various annual limitations under the tax laws of the different jurisdictions.
The Company considers earnings in our non-U.S. subsidiaries to be permanently reinvested and therefore did not record any associated deferred income taxes on such earnings. Accordingly, the Company intends to continue to invest approximately $139.3 million of such earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S.

Unrecognized Income Tax Benefits
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits related to uncertain tax positions, excluding interest and penalties, for the year ended December 31:

	2024	2023	2022
Balance at January 1	$410	$482	$—
Additions for tax positions of prior years	—	—	482
Settlements with tax authorities	—	(72)	—
Expiration of statutes of limitations	—	—	—
Balance at December 31	$410	$410	$482
The decrease in unrecognized tax benefits from 2022 to 2023 was related to a settlement with foreign tax authorities. The Company records accrued interest as well as penalties related to unrecognized tax benefits as part of the provision for income taxes. The accrued interest and penalties related to the gross unrecognized tax benefits, excluded from above, was de minimis in all years presented.
Preformed Line Products Company and its subsidiaries file income tax return in the United States and various countries around the world. With few exceptions, the Company is no longer subject to United States federal examinations by tax authorities for years before 2020 and foreign, state, and local examinations by authorities for years before 2018.
Note 10 - Share-Based Compensation
2016 Incentive Plan
The Company maintains an equity award program to provide the Company a competitive advantage in attracting, retaining, and motivating officers, employees and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. The Preformed Line Products Company 2016 Incentive Plan (the “Incentive Plan”) was effective upon approval by the Company’s Shareholders at the 2016 Annual Meeting of Shareholders on May 10, 2016. Under the Incentive Plan, certain employees, officers, and directors may be eligible to receive awards of options and restricted stock units (RSUs). The total number of Company common shares reserved for awards under the Incentive Plan is 1,000,000 of which 900,000 common shares have been reserved for RSUs and 100,000 common shares have been reserved for share options. As of December 31, 2024, 77,500 options and 555,865 RSUs have been granted under the Incentive Plan. The Incentive Plan expires on May 10, 2026.
Restricted Share Units
For the regular annual grants, a portion of the RSUs is subject to time-based cliff vesting and a portion is subject to vesting based upon the Company’s performance over a set period for all participants except the CEO and Executive Chairman. All of the CEO’s and Executive Chairman's regular annual RSUs are subject to vesting based upon the Company’s performance over a set-year period.
The RSUs are offered at no cost to the employees, however, the participant must remain employed with the Company until the restrictions on the RSUs lapse. The fair value of RSUs is based on the market price of a common share on the grant date. Dividends declared are accrued.
A summary of the RSUs for the years ended December 31, 2024 is as follows:

	Restricted Share Awards
	Performance and Service Required (a)	Service Required	Total Restricted Awards	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2024	156,477	24,108	180,585	$71.61
Granted	40,914	7,040	47,954	123.76
Vested	(50,868)	(13,898)	(64,766)	69.12
Forfeited	0	0	0	—
Nonvested as of December 31, 2024	146,523	17,250	163,773	87.86
(a)    Nonvested, performance-based RSUs are reflected above at the maximum performance achievement level.

For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Annual compensation expense related to the time-based RSUs for the years ended December 31, 2024, 2023 and 2022 was $0.9 million, $0.9 million, and $0.7 million, respectively. As of December 31, 2024, there was $0.9 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 1.4 years.
For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in pre-tax income and sales growth over a requisite performance period. Depending on the extent to which the performance criteria are satisfied under the Incentive Plan, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the years ended December 31, 2024, 2023 and 2022 was $2.4 million, $3.8 million, and $3.6 million, respectively. As of December 31, 2024, the remaining performance-based RSUs compensation expense of $7.1 million, if maximum performance is achieved, is expected to be recognized over a period of approximately 1.5 years.
The excess tax benefits from service and performance-based RSUs was $3.2 million, $2.6 million, and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for restricted shares vested in the current period.
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
Deferred Compensation Plan
The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of December 31, 2024, 222,887 shares have been deferred and are being held by the rabbi trust.
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
There were 7,500 options granted during the year ended December 31, 2024 and zero and 26,500 options granted in the years ended December 31, 2023 and 2022, respectively. The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2024	2022
Risk-free interest rate	4.2%	3.1%
Dividend yield	1.1%	1.3%
Expected life (years)	5 years	5 years
Expected volatility	38.2%	37.1%

Activity in the Company’s Incentive Plan for the year ended December 31, 2024 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	22,500	$58.89
Granted	7,500	—
Exercised	(3,575)	57.73
Forfeited	—	—
Outstanding (vested and expected to vest) at December 31, 2024	26,425	79.33	7.8	$1,300
Exercisable at December 31, 2024	12,300	57.96	6.7	$859
There were 3,575, 37,800, and 13,150 stock options exercised during the years ended December 31, 2024, 2023 and 2022, respectively. The total intrinsic value of stock options exercised was $0.2 million, $3.5 million, and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Cash received for the exercise of stock options during the years ended December 31, 2024 and 2023 was $0.2 million and $2.2 million, respectively.
The Company recorded compensation expense related to the stock options currently vested of $0.1 million, $0.3 million and $0.3 million during the years ended December 31, 2024, 2023 and 2022, respectively. The total compensation expense related to the stock options currently unvested as of December 31, 2024 was $0.1 million. The total compensation cost related to nonvested awards not yet recognized at December 31, 2024 is expected to be $0.5 million over a weighted-average period of approximately 2.6 years.
The excess tax benefits from stock options for the year ended December 31, 2024 was zero. The excess tax benefits from stock options was $2.4 million and less than $0.1 million for each of the years ended December 31, 2023 and 2022, respectively. This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.
Note 11 - Computation of Earnings Per Share
Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the years presented.
The calculation of basic and diluted earnings per share for the years ended December 31 was as follows:

	2024	2023	2022
Numerator
Net income	$37,094	$63,332	$54,395

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	4,908	4,920	4,931
Dilutive effect – share-based awards	39	77	68
Diluted weighted-average common shares outstanding	4,947	4,997	4,999

Earnings per common share
Basic	$7.56	$12.87	$11.03
Diluted	$7.50	$12.68	$10.88
For the years ended December 31, 2024, 2023 and 2022, 7,500, zero, and 31,500 stock options, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

Note 12 - Goodwill and Other Intangibles
The Company’s finite and indefinite-lived intangible assets consist of the following:

	December 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	637	(122)	1,109	(307)
Trademark	1,910	(1,685)	1,988	(1,682)
Technology	6,582	(3,933)	7,104	(3,738)
Customer relationships	17,399	(11,132)	19,240	(10,733)
	$31,334	$(21,678)	$34,247	$(21,266)
Indefinite-lived intangible assets
Goodwill	$26,685		$29,497
The aggregate amortization expense for other intangibles with finite lives, ranging from 1 year to 66 years, for the years ended December 31, 2024, 2023 and 2022 was $1.8 million, $1.8 million, and $2.2 million, respectively. Amortization expense is estimated to be $1.3 million for 2025, 2026, 2027, and 2028, and $1.1 million for 2029. The weighted-average remaining amortization period is approximately 11.3 years. The weighted-average remaining amortization period by intangible asset class; land use rights, 65.7 years; trademark, 13.7 years; technology, 6.2 years and customer relationships, 9.0 years.
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
For the quantitative approach, the Company uses a combination of the income approach, which uses a discounted cash flow methodology, and the market approach, which uses comparable market multiples in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. The fair value estimates are subjective and sensitive to significant assumptions, such as revenue growth rates, operating margins, the WACC, and estimated market multiples, which are affected by expectations of future market or economic conditions. The Company believes that the methodologies, significant assumptions, and weightings used are reasonable and result in appropriate fair values of the reporting units.
There were no impairment charges recorded in 2024 or 2023. Based on the interim impairment assessment performed as of September 30, 2022, the Asia-Pacific reporting unit’s carrying value exceeded its fair value by more than the carrying amount of goodwill, which was caused by both a reduction in forecasted results and an increase in the weighted average cost of capital due to rising interest rates. As a result, the Company recognized a non-cash impairment charge of $6.5 million as of September 30, 2022. This charge was identified separately on the Statements of Consolidated Income and impacted income from operations.
The change in the carrying amount of goodwill by segment is shown in the following table:

	PLP-USA	The Americas	EMEA	Asia-Pacific	Total

Balance at January 1, 2023	$3,078	$9,597	$15,329	—	$28,004
Acquisitions	—	387	—	—	387
Currency translation	—	598	508	—	1,106
Balance at December 31, 2023	3,078	10,582	15,837	—	29,497
Currency translation	—	(1,724)	(1,088)	—	(2,812)
Balance at December 31, 2024	$3,078	$8,858	$14,749	$—	$26,685

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
Note 13 - Fair Value of Financial Assets and Liabilities
The Company measures and records certain assets and liabilities at fair value. A fair value hierarchy is used for those assets and liabilities measured at fair value that distinguishes between assumptions based on market data (observable inputs), and the Company’s assumptions (unobservable inputs). The hierarchy consists of the following three levels:
Level 1 Inputs – Quoted market prices in active markets for identical assets or liabilities.
Level 2 Inputs – Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3 Inputs – Unobservable inputs that are not corroborated by market data.
The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the consolidated balance sheets as of December 31, 2024 and 2023:

Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$65	$—	$65	$—
Fixed income investments	1,142	1,142	—	—
Total assets	$1,207	$1,142	$65	$—

Liabilities:
Foreign currency forward contracts	$71	$—	$71	$—
Supplemental profit sharing plan	9,031	—	9,031	—
Total liabilities	$9,102	$—	$9,102	$—

Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$158	$—	$158	$—
Total assets	$158	$—	$158	$—

Liabilities:
Foreign currency forward contracts	—	—	—	—
Supplemental profit sharing plan	$8,222	$—	8,222	$—
Total liabilities	$8,222	$—	$8,222	$—
The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions. These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in "Other operating expense - net" on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the twelve months ended December 31, 2024 and 2023, the Company recognized net losses of $0.4 million and $0.7 million, respectively, on foreign currency forward contracts.
The Company has a non-qualified Supplemental Profit Sharing Plan for its executives. The liability for this unfunded Supplemental Profit Sharing Plan was $9.0 million at December 31, 2024 and $8.2 million at December 31, 2023. These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.
The Company’s fixed income investments as of December 31, 2024 of $1.1 million are recorded in Other assets on the Consolidated Balance Sheet and are valued using the closing price on the active market on which the securities are traded. The unrealized gains for the period ended December 31, 2024 were de minimis.
The carrying value of the Company’s current financial instruments, which include cash, cash equivalents and restricted cash, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments.
At December 31, 2024, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	December 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$17,474	$20,787	$51,786	$55,282
Note 14 - Revenue
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

Disaggregated revenue
The following table presents the Company’s revenues disaggregated by segment and product type:

	Year Ended December 31, 2024
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	63%	80%	71%	77%	71%
Communications	30%	18%	24%	3%	22%
Special Industries	7%	2%	5%	20%	7%
Total	100%	100%	100%	100%	100%

	Year Ended December 31, 2023
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	63%	74%	52%	73%	64%
Communications	33%	24%	44%	3%	29%
Special Industries	4%	2%	4%	24%	7%
Total	100%	100%	100%	100%	100%
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

	2024	2023	2022
Allowance for credit losses, beginning of period	$8,260	$5,021	$3,091
(Reductions) additions charged to costs and expenses	(750)	3,250	2,108
Write-offs	(260)	(218)	(122)
Foreign exchange and other	(292)	207	(56)
Allowance for credit losses, end of period	$6,958	$8,260	$5,021
Note 15 - Segment Information
The Company reports its segments in four geographic regions: PLP-USA, The Americas, EMEA (Europe, Middle East & Africa) and Asia-Pacific in accordance with accounting standards codified in FASB ASC 280, "Segment Reporting". Each segment distributes a full range of the Company’s primary products. The PLP-USA segment is comprised of U.S. operations manufacturing the Company’s traditional products primarily supporting domestic energy, telecommunications and special industries products. The other three segments, The Americas, EMEA and Asia-Pacific support the Company’s energy, telecommunications, data communication and special industries products in each respective geographical region.
The segment managers responsible for each region report directly to the Company’s Executive Chairman, who is the chief operating decision maker ("CODM") and are accountable for the financial results and performance of their entire segment for which they are responsible. The business components within each segment are managed to maximize the results of the entire company rather than the results of any individual business component of the segment.
The amount of each segment’s performance reported to the CODM is for purposes of making decisions about allocating resources to the segment and assessing its performance. The Company evaluates segment performance and allocates resources based on several factors primarily based on gross sales and income before income taxes.
One of the Company's measures of performance has changed since our most recently issued Form 10-K filed on March 8, 2024 from income from continuing operations, net of tax to income before income taxes. The current measure of profit is more closely aligned with the how the CODM manages the business components within each segment. Gross sales continues to be used as a measure of performance by the CODM.

The CODM uses both gross sales and income before income taxes for each segment predominantly in the annual budget and forecasting process as well as monitoring actual results. The CODM considers forecast-to-actual and actual to prior period variances for both measures when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses segment sales and income before income taxes for the performance of each segment by comparing the results of each segment with one another and in determining the incentive compensation of certain employees.
The accounting policies of the operating segments are the same as those described in Note 1. We have one customer accounting for 11.1% of the Company’s consolidated revenue, generated within the PLP-USA, The Americas, and Asia-Pacific operating segments In certain circumstances, PLP-USA performs all manufacturing and shipping activity to US-based entities on behalf of EMEA, where the sales order is recorded. These sales and related profits have been reclassified for segment purposes only from EMEA to PLP-USA.
The following table presents a summary of the Company’s reportable segments for the years ended December 31, 2024, 2023 and 2022. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profits in inventory.

	Year Ended December 31, 2024
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$276,792	$98,554	$133,577	$123,585	$632,508
Intersegment sales	(10,088)	(8,274)	(5,336)	(15,096)	(38,794)
Net sales	266,704	90,280	128,241	108,489	593,714
Less:
Cost of products sold	173,735	61,672	91,445	77,051	403,903
Gross profit	92,969	28,608	36,796	31,438	189,811
Costs and expenses	72,593	18,655	26,090	21,716	139,054
Operating income	20,376	9,953	10,706	9,722	50,757
Interest income	55	2,139	281	98	2,573
Interest expense	(911)	(81)	(658)	(571)	(2,221)
Other (expense) income, net	(27)	141	133	(586)	(339)
Income before income taxes	19,493	12,152	10,462	8,663	50,770
Income tax expense	5,553	3,201	2,683	2,222	13,659
Total noncontrolling interest	—	—	17	—	17
Total net income attributable to Preformed Line Products Company shareholders	$13,940	$8,951	$7,762	$6,441	$37,094

	Year Ended December 31, 2023
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$387,913	$102,404	$110,661	$126,677	$727,655
Intersegment sales	(9,350)	(16,345)	(8,531)	(23,750)	(57,976)
Net sales	378,563	86,059	102,130	102,927	669,679
Less:
Cost of products sold	239,603	56,054	65,758	73,416	434,831
Gross profit	138,960	30,005	36,372	29,511	234,848
Costs and expenses	79,289	22,724	28,193	20,488	150,694
Operating income	59,671	7,281	8,179	9,023	84,154
Interest income	—	1,615	125	71	1,811
Interest expense	(1,991)	(255)	(899)	(760)	(3,905)
Other income, net	54	136	66	28	284
Income before income taxes	57,734	8,777	7,471	8,362	82,344
Income tax expense	12,342	3,022	1,670	1,973	19,007
Total noncontrolling interest	—	—	5	—	5
Total net income attributable to Preformed Line Products Company shareholders	$45,392	$5,755	$5,796	$6,389	$63,332

	Year Ended December 31, 2022
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$375,900	$103,115	$99,406	$122,528	$700,949
Intersegment sales	(9,081)	(17,915)	(3,280)	(33,652)	(63,928)
Net sales	366,819	85,200	96,126	88,876	637,021
Less:
Cost of products sold	237,650	53,749	66,721	63,721	421,841
Gross profit	129,169	31,451	29,405	25,155	215,180
Costs and expenses	73,941	16,816	25,884	29,178	145,819
Operating income	55,228	14,635	3,521	(4,023)	69,361
Interest income	—	534	82	15	631
Interest expense	(1,138)	(678)	(664)	(734)	(3,214)
Other income, net	6,389	147	361	29	6,926
Income before income taxes	60,479	14,638	3,300	(4,713)	73,704
Income tax expense	15,285	3,218	1,918	(1,116)	19,305
Total noncontrolling interest	—	—	4	—	4
Total net income attributable to Preformed Line Products Company shareholders	$45,194	$11,420	$1,378	$(3,597)	$54,395

	Year Ended December 31,
	2024	2023	2022
Expenditure for long-lived assets
PLP-USA	$6,054	$25,317	$31,012
The Americas	2,255	4,861	3,702
EMEA	4,454	2,849	2,247
Asia-Pacific	1,888	2,305	3,637
Total expenditure for long-lived assets	$14,651	$35,332	$40,598

Depreciation and amortization
PLP-USA	$11,768	$9,270	$7,104
The Americas	3,821	2,702	2,452
EMEA	3,575	3,493	3,354
Asia-Pacific	3,102	3,449	3,520
Total depreciation and amortization	$22,266	$18,914	$16,430

	As of December 31,
	2024	2023
Identifiable assets
PLP-USA	$245,388	$256,508
The Americas	103,456	111,056
EMEA	125,013	119,741
Asia-Pacific	100,020	115,846
Total identifiable assets	$573,877	$603,151

Long-lived assets
PLP-USA	$119,114	$125,035
The Americas	20,446	24,618
EMEA	21,243	20,780
Asia-Pacific	34,283	37,459
Total long-lived assets	$195,086	$207,892
Note 16 - Related Party Transactions
During each year of the years ended December 31, 2024, 2023 and 2022, the Company paid approximately $0.2 million, $0.2 million and $0.1 million, respectively, in legal fees to Baker & Hostetler LLP, of which Steven Kestner, a member of our Board of Directors, is a Partner.
On October 28, 2020, the Board of the Directors of the Company approved the appointment of David C. Sunkle to serve on its Board of Directors effective upon his retirement at December 31, 2020 for a term commencing January 1, 2021. At the annual meeting of shareholders on May 7, 2024, Mr. Sunkle was re-elected to serve on the Board of Directors to a term that expires in 2026. In addition, Mr. Sunkle has a consulting agreement with the Company that expires on December 31, 2025.
Note 17 - Acquisitions of Businesses
Acquisition of Pilot Plastics
On February 1, 2023, the Company acquired substantially all of the assets of Pilot Plastics, headquartered in Akron, Ohio. Pilot Plastics is an injection molding manufacturer and the acquisition expanded the Company's injection molding capabilities and further enhanced the Company's domestic manufacturing footprint. The purchase price was approximately $13.8 million, net of cash as of the closing date. The purchase price was subject to a holdback of approximately $1.7 million, which was paid in February 2025. To fund the Pilot Plastics acquisition, the Company borrowed on the Facility.
The acquisition of Pilot Plastics is accounted for using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recognized at their respective fair values on the acquisition date. The process of estimating the fair values of certain tangible assets, and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The table below summarizes the fair values of the assets acquired and liabilities assumed on the acquisition date.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Principal Executive Officer and Principal Financial Officer have concluded based on their review thereof that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2024.
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
Management, with the participation of the Company's Executive Chairman and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Based upon its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report, a copy of which is included below.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2024 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Preformed Line Products Company
Opinion on Internal Control Over Financial Reporting
We have audited Preformed Line Products Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Preformed Line Products Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related statements of consolidated income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 13, 2025 expressed an unqualified opinion thereon.
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
March 13, 2025

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Require Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the information under the captions “Corporate Governance – Board Composition”, “Corporate Governance – Election of Directors”, “Section 16(a) Beneficial Ownership Compliance”, “Corporate Governance – Code of Conduct,” “Corporate Governance – Board Committees and Meetings – Audit Committee” and “Compensation Policies and Risk – Insider Trading Policies and Procedures” in the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 13, 2025 (the “Proxy Statement”). Information relative to executive officers of the Company is contained in Part I of this Annual Report on Form 10-K.
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
Repurchase of equity securities
There were no equity compensation plans not approved by security holders during the year ended December 31, 2024. The approved transactions for the year ended December 31, 2024 are as follows.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(1)	(1)	(2)
Equity compensation plans approved by security holders	190,198	$79.33	366,635
(1)     Of these shares, 163,773 were issued in the form of restricted stock units, which have no exercise price. Accordingly, such shares were not included in the weighted average exercise price. For further detail, refer to Note 10, “Share-Based Compensation.”
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

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)Report of Independent Registered Public Accounting Firm (PCAOB ID: 0042)
Financial Statements and Schedule

Page	Financial Statements

29	Consolidated Balance Sheets
30	Statements of Consolidated Income
31	Statements of Consolidated Comprehensive Income
32	Statements of Consolidated Cash Flows
33	Statements of Consolidated Shareholders’ Equity
34	Notes to Consolidated Financial Statements

Page	Schedule

67	II - Valuation and Qualifying Accounts
(b)Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10).

3.2	Amended and Restated Code of Regulations of Preformed Line Products Company (incorporated by reference to the Company’s Registration Statement on Form 10).

3.3	Amendment to the Amended and Restated Code of Regulations of Preformed Line Products Company, effective May 10, 2016 (incorporated by reference to the Company's Registration Statement on Form 10).

4.1	Description of Specimen Share Certificate (incorporated by reference to the Company’s Registration Statement on Form 10).

4.2
Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company’s 10-K filed for the year ended December 31, 2019)

10.1	Preformed Line Products Company 1999 Employee Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form 10).*

10.2	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.3	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.4	Preformed Line Products Company 2016 Incentive Plan (incorporated by reference to the Company's 10-K filing for the year ended December 31, 2020).

10.5	Preformed Line Products Company Amended and Restated Long Term Incentive Plan of 2008 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on March 11, 2011).*

10.6	Deferred Shares Plan (incorporated by reference to the Company’s 8-K current report filing dated August 21, 2008).

10.7
Amended and Restated Loan Agreement dated September 24, 2015 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2015).

10.8
Amendment to Amended and Restated Loan Agreement dated November 6, 2015 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2015).

10.9	Preformed Line Products Company 2016 Incentive Plan (incorporated by reference to the Company's 10-K filing for the year ended December 31, 2020).

10.1	Promissory Note dated June 27, 2016, between the Company and PNC Bank, National Association (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended June 30, 2016).

10.11
Amendment No. 2 to Amended and Restated Loan Agreement dated August 22, 2016 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended September 30, 2016).

10.12
Amended and Restated Line of Credit Note dated August 22, 2016 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended September 30, 2016).

10.13
Amended and Restated Line of Credit Note dated March 13, 2018 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended March 31, 2018).

10.14
Amendment No. 3 to Amended and Restated Line of Credit Note dated March 13, 2018 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended March 31, 2018).

10.15	Term Note April 25, 2019 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-Q filing for the quarter ended March 31, 2019).

10.16
Joinder and Amendment No. 5 to Amended and Restated Line of Credit Note dated April 25, 2019 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-Q filing for the quarter ended March 31, 2019).

10.17
Amended and Restated Loan Agreement, dated April 17, 2020, between the Company and PNC Bank, National Association Joinder and Amendment No. 5 to Amended and Restated Line of Credit Note dated April 25, 2019 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-Q filing for the quarter ended June 30, 2020).

10.18	Promissory Note dated December 31, 2020, between the Company and PNC Bank National Association (incorporated by reference to the Company's 10-K filing for the year ended December 31, 2020).

10.19
Amended and Restated Loan Agreement, dated March 2, 2022, between the Company and PNC Bank, National Association Joinder, (incorporated by reference to the Company's 10-K filing for the year ended December 31, 2021).

10.20
Amendment No. 12 to Amended and Restated Line of Credit Note, dated March 2, 2022, between the Company and PNC Bank, National Association, (incorporated by reference to the Company's 10-K filing for the year ended December 31, 2021).

10.21
Amendment No. 13 to Amended and Restated Line of Credit Note, dated August 31, 2022, between the Company and PNC Bank, National Association (incorporated by reference to the Company's 10-Q filing for the quarter ended September 30, 2022).

14.1	Preformed Line Products Amended Company Code of Conduct (incorporated by reference to the Company’s 10-K filed for the year ended December 31, 2019)

19	Preformed Line Products Company Insider Trading Policy as of February 13, 2025, filed herewith.

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

97.1	Preformed Line Products Company Clawback Policy adopted on August 2, 2023 (incorporated by reference to the Company's 10-K filed for the year ended December 31, 2023).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)
*Indicates management contracts or compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company

March 13, 2025	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Executive Chairman
(principal executive officer)

March 13, 2025	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 13, 2025	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Executive Chairman

March 13, 2025	/s/ Glenn E. Corlett
Glenn E. Corlett
Director

March 13, 2025	/s/ Matthew D. Frymier
Matthew D. Frymier
Director

March 13, 2025	/s/ Michael E. Gibbons
Michael E. Gibbons
Director

March 13, 2025	/s/ Steven Kestner
R. Steven Kestner
Director

March 13, 2025	/s/ Richard R. Gascoigne
Richard R. Gascoigne
Director

March 13, 2025	/s/ Ryan Ruhlman
J. Ryan Ruhlman
Director

March 13, 2025	/s/ Meagan A. R. Cross
Maegan A. R. Cross
Director

March 13, 2025	/s/ David C. Sunkle
David C. Sunkle
Director

PREFORMED LINE PRODUCTS COMPANY
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 2024, 2023 and 2022
(Thousands of dollars)

For the year ended December 31, 2024:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions	Balance at end of period

Allowance for credit losses	$8,260	$(750)	$(260)	$(292)	$6,958
Reserve for credit memos	746	221	(396)	(9)	562
Slow-moving and obsolete inventory reserves	17,579	5,447	(4,427)	(877)	17,722
Accrued product warranty	1,278	288	(25)	(82)	1,459
Foreign net operating loss tax carryforwards	1,940	785	(627)	(131)	1,967

For the year ended December 31, 2023:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period

Allowance for credit losses	$5,021	$3,250	$(218)	$207	$8,260
Reserve for credit memos	579	476	(310)	1	746
Slow-moving and obsolete inventory reserves	10,835	9,950	(3,427)	221	17,579
Accrued product warranty	1,111	213	(70)	24	1,278
Foreign net operating loss tax carryforwards	2,722	367	(466)	(683)	1,940

For the year ended December 31, 2022:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period

Allowance for credit losses	$3,091	$2,108	$(122)	$(56)	$5,021
Reserve for credit memos	653	92	(161)	(5)	579
Slow-moving and obsolete inventory reserves	10,636	4,001	(3,813)	11	10,835
Accrued product warranty	1,635	372	(931)	35	1,111
Foreign net operating loss tax carryforwards	3,550	1,812	(2,169)	(471)	2,722