Form 10-Q
period 2025-03-31
PREFORMED LINE PRODUCTS CO
filed 2025-05-02
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal quarter ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding as of April 18, 2025: 4,940,265.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash, cash equivalents and restricted cash	$54,835	$57,244
Accounts receivable, net	118,504	111,402
Inventories, net	135,098	129,913
Prepaid expenses	12,261	11,720
Other current assets	6,024	5,514
TOTAL CURRENT ASSETS	326,722	315,793
Property, plant and equipment, net	203,083	195,086
Operating lease, right-of-use assets	10,138	10,117
Goodwill	27,746	26,685
Other intangible assets, net	9,736	9,656
Deferred income taxes	6,284	6,546
Other assets	8,742	9,994
TOTAL ASSETS	$592,451	$573,877
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable	$45,252	$41,951
Notes payable to banks	5,845	7,782
Operating lease liabilities, current	1,751	1,588
Current portion of long-term debt	3,378	2,430
Accrued compensation and other benefits	20,788	25,904
Accrued expenses and other liabilities	26,608	25,503
Dividends payable	1,146	1,293
Income taxes payable	1,149	1,962
TOTAL CURRENT LIABILITIES	105,917	108,413
Long-term debt, less current portion	25,682	18,357
Operating lease liabilities, noncurrent	6,455	6,538
Deferred income taxes	3,017	3,766
Other noncurrent liabilities	15,559	14,479
SHAREHOLDERS' EQUITY
Common shares – $2 par value per share, 15,000,000 shares authorized, 4,940,131 and 4,913,621 issued and outstanding, at March 31, 2025 and December 31, 2024	13,820	13,752
Common shares issued to rabbi trust, 223,034 and 222,887 shares at March 31, 2025 and December 31, 2024, respectively	(9,594)	(9,575)
Deferred compensation liability	9,594	9,575
Paid-in capital	62,205	65,093
Retained earnings	563,678	553,179
Treasury shares, at cost, 1,969,354 and 1,961,772 shares at March 31, 2025 and December 31, 2024, respectively	(127,812)	(126,800)
Accumulated other comprehensive loss	(76,115)	(82,909)
TOTAL PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS' EQUITY	435,776	422,315
Noncontrolling interest	45	9
TOTAL SHAREHOLDERS' EQUITY	435,821	422,324
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$592,451	$573,877
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
(Thousands, except per share data)
Net sales	$148,541	$140,904
Cost of products sold	99,870	96,773
GROSS PROFIT	48,671	44,131
Costs and expenses
Selling	12,181	11,900
General and administrative	17,626	16,608
Research and engineering	5,479	5,431
Other operating expense (income), net	255	(1,367)
	35,541	32,572
OPERATING INCOME	13,130	11,559
Other income (expense)
Interest income	510	972
Interest expense	(376)	(708)
Other income, net	407	35
	541	299
INCOME BEFORE INCOME TAXES	13,671	11,858
Income tax expense	2,118	2,255
NET INCOME	$11,553	$9,603
Net income attributable to noncontrolling interests	(36)	(7)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$11,517	$9,596
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,928	4,915
Diluted	4,950	4,944
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$2.34	$1.95
Diluted	$2.33	$1.94

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024

(Thousands of dollars)
Net income	$11,553	$9,603
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6,671	(6,565)
Pension adjustment, net of tax	123	89
Other comprehensive income (loss), net of tax	6,794	(6,476)
Comprehensive income attributable to noncontrolling interests	(36)	(7)
COMPREHENSIVE INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$18,311	$3,120
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$11,553	$9,603
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,397	5,414
Deferred income taxes	(479)	(386)
Share-based compensation expense	892	383
Gain on sale of property and equipment	(37)	(1,843)
Other, net	(228)	1,230
Changes in operating assets and liabilities	(11,443)	(8,648)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,655	5,753
INVESTING ACTIVITIES
Capital expenditures	(10,976)	(3,918)
Proceeds from the sale of property and equipment	91	3,237
Proceeds from sale of investments	1,679	—
Purchases of investments	(451)	—
NET CASH USED IN INVESTING ACTIVITIES	(9,657)	(681)
FINANCING ACTIVITIES
Payments of notes payable to banks	(1,966)	(5,307)
Proceeds from long-term debt	8,628	33,232
Payments of long-term debt	(777)	(33,069)
Dividends paid	(1,164)	(1,130)
Proceeds from issuance of common shares	68	60
Stock incentive plan payments	(3,799)	—
Purchase of common shares for treasury	(131)	—
Purchase of common shares for treasury from related parties	(881)	(5,452)
NET CASH USED IN FINANCING ACTIVITIES	(22)	(11,666)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	1,615	(1,154)
Net decrease in cash, cash equivalents and restricted cash	(2,409)	(7,748)
Cash, cash equivalents and restricted cash at beginning of year	57,244	53,607
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$54,835	$45,859
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share data)	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$13,752	$(9,575)	$9,575	$65,093	$553,179	$(126,800)	$(77,536)	$(5,373)	$422,315	$9	$422,324
Net income					11,517				11,517	36	11,553
Foreign currency translation adjustment							6,671		6,671		6,671
Pension adjustment, net of tax								123	123		123
Total comprehensive income									18,311	36	18,347
Purchase of 860 common shares						(131)			(131)		(131)
Stock incentive plan activity	68			(2,888)		(881)			(3,701)		(3,701)
Common shares issued to rabbi trust of 147, net		(19)	19						—		—
Cash dividends declared – $0.20 per share					(1,018)				(1,018)		(1,018)
Balance at March 31, 2025	$13,820	$(9,594)	$9,594	$62,205	$563,678	$(127,812)	$(70,865)	$(5,250)	$435,776	$45	$435,821

							Accumulated Other Comprehensive Income (Loss)
	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$13,607	$(10,183)	$10,183	$60,958	$520,154	$(118,249)	$(55,828)	$(4,478)	$416,164	$(8)	$416,156
Net income					9,596				9,596	7	9,603
Foreign currency translation adjustment							(6,565)		(6,565)		(6,565)
Pension adjustment, net of tax								89	89		89
Total comprehensive income									3,120	7	3,127
Stock incentive plan activity	104			450		(5,452)			(4,898)		(4,898)
Common shares distributed from rabbi trust of 4,477, net		(31)	31						—		—
Cash dividends declared – $0.20 per share					(1,017)				(1,017)		(1,017)
Balance at March 31, 2024	$13,711	$(10,214)	$10,214	$61,408	$528,733	$(123,701)	$(62,393)	$(4,389)	$413,369	$(1)	$413,368

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Tables in thousands of dollars, except share and per share data, unless specifically noted)
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements of Preformed Line Products Company and subsidiaries (the “Company” or “PLPC”) have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Form 10-K for the year ended December 31, 2024 filed on March 13, 2025 with the Securities and Exchange Commission. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities and Exchange Commission.
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2025.
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
Recently Adopted or Issued Accounting Pronouncements
Adopted
In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU enhances reportable segment disclosures on both an annual and interim basis primarily in regards to the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within the reported measure(s) of segment profit or loss. In addition, the ASU requires disclosure, by segment, of other items included in the reported measure(s) of segment profit or loss, including qualitative information describing the composition, nature and type of each item. The ASU also expands disclosure requirements related to the CODM, including how the reported measure(s) of segment profit or loss are used to assess segment performance and allocate resources, the method used to allocate overhead for significant segment expenses and others. Lastly, all current required annual segment reporting disclosures under Topic 280 are now effective for interim periods. The ASU was effective for the Company's 2024 fiscal year and interim periods beginning with the quarter ended March 31, 2025. The adoption of this new standard did not have a material impact on the consolidated financial statements, other than the updated segment disclosures included within Note 13, "Segment Information".
Not Yet Adopted
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU enhances income tax disclosures by providing information to better assess how an entity's operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU requires additional disclosures to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, the ASU requires disclosures relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the impact of adopting this ASU and expects the standard will only impact its income tax disclosures with no material impact to the consolidated financial statements.
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
NOTE 2 - REVENUE
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
Disaggregated Revenue
The Company’s revenues by segment and product type are as follows:

	Three Months Ended March 31, 2025
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	60%	84%	75%	76%	69%
Communications	35%	15%	22%	3%	25%
Special Industries	5%	1%	3%	21%	6%
Total	100%	100%	100%	100%	100%

	Three Months Ended March 31, 2024
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	67%	74%	70%	76%	70%
Communications	28%	25%	24%	3%	23%
Special Industries	5%	1%	6%	21%	7%
Total	100%	100%	100%	100%	100%
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

	Three Months Ended March 31,
	2025	2024
Allowance for credit losses, beginning of period	$6,958	$8,260
(Reductions) additions charged to costs and expenses	(67)	66
Write-offs	—	(6)
Foreign exchange and other	13	(131)
Allowance for credit losses, end of period	$6,904	$8,189

NOTE 3 - INVENTORIES, NET
Inventories, net
Inventory is carried at lower of cost or net realizable value. The components of inventory are as follows:

	March 31, 2025	December 31, 2024
Raw materials	$74,990	$75,138
Work-in-process	15,475	12,225
Finished products	55,379	52,792
Inventories, net of excess and obsolete inventory reserve	145,844	140,155
Excess of current cost over LIFO cost	(10,746)	(10,242)
Inventories at LIFO cost	$135,098	$129,913
Costs for inventories of certain material, mainly in the U.S., are determined using the Last-In First-Out ("LIFO") method and totaled approximately $42.4 million at March 31, 2025 and $46.5 million at December 31, 2024. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three-month periods ended March 31, 2025 and 2024, the net change in LIFO inventories resulted in an expense of $0.5 million and $0.2 million, respectively, to Cost of products sold. The Company’s reserves for excess and obsolete inventory were $16.6 million at March 31, 2025 and $17.7 million at December 31, 2024.
NOTE 4 - PROPERTY AND EQUIPMENT, NET
Major classes of property, plant and equipment are as follows:

	March 31, 2025	December 31, 2024
Land and improvements	$25,927	$20,204
Buildings and improvements	128,288	125,076
Machinery, equipment and aircraft	259,943	252,759
Construction in progress	9,557	10,884
Property, plant and equipment, gross	423,715	408,923
Less accumulated depreciation	(220,632)	(213,837)
Property, plant and equipment, net	$203,083	$195,086
NOTE 5 - CONTINGENT AND OTHER LIABILITIES
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
The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flow. As of March 31, 2025 and December 31, 2024, there were zero reserves for known global legal matters.
As of March 31, 2025 and December 31, 2024, the Company has included $9.3 million and $6.7 million, respectively, of advanced payments by customers for future projects in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

NOTE 6 - PENSION PLANS
The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “U.S. Plan”). Net periodic pension expense for the U.S. Plan for the three-month periods ended March 31, 2025 and 2024, respectively, follows:

	Three Months Ended March 31,
	2025	2024
Interest cost	$395	$387
Expected return on plan assets	(351)	(485)
Recognized net actuarial loss	161	117
Net periodic pension expense	$205	$19
There were no contributions to the U.S. Plan during the three months ended March 31, 2025 and 2024. The Company is evaluating whether to make additional contributions to the U.S. Plan during 2025. In August 2023, the Board of Directors of the Company approved a resolution to terminate the U.S. Plan and certain administrative actions have been undertaken to proceed with the termination. Components of pension expense are included in Other income, net in the Consolidated Statements of Income.
NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI")
The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total
Balance at January 1	$(5,373)	$(77,536)	$(82,909)	$(4,478)	$(55,828)	$(60,306)
Other comprehensive income before reclassifications:
Foreign currency translation adjustment	—	6,671	6,671	—	(6,565)	(6,565)

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial loss (a)	123	—	123	89	—	89
Net current period other comprehensive income (loss)	123	6,671	6,794	89	(6,565)	(6,476)
Balance at March 31	$(5,250)	$(70,865)	$(76,115)	$(4,389)	$(62,393)	$(66,782)
(a)This AOCI component is included in the computation of net periodic pension expense as noted in Note 6 – Pension Plans.
NOTE 8 - DEBT AND CREDIT ARRANGEMENTS
The Company maintains a credit facility (the "Facility") with a capacity of $90.0 million. On March 14, 2025, the Company amended the Facility to extend the maturity date from March 2, 2026 to June 30, 2028. In addition, the amendment increased the amount of unsecured borrowings that the Company is permitted to incur outside of the Facility from $40.0 million to $60.0 million and included APRESA – PLP Spain, S.A. as an additional borrower.
The interest rate for U.S. borrowing is defined as the Secured Overnight Financing Rate (“SOFR”) plus 1.225% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 2.25 to 1, at which point the SOFR spread becomes 1.600%. At March 31, 2025, the Company had utilized $7.5 million with $82.5 million available on the Facility. There were no long-term outstanding letters of credit on the Facility as of March 31, 2025. Our bank debt to equity percentage was 8.0%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At March 31, 2025, the Company was in compliance with these covenants.
On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. The term of the loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $12.1 million outstanding on this debt facility at March 31, 2025, $2.1 million was classified as current. The aircraft has been pledged as collateral against the loan.

The Company has other borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At March 31, 2025, and December 31, 2024, $15.3 million and $8.8 million were outstanding, of which $7.2 million and $8.2 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.
The Company's Asia-Pacific segment had $0.1 million in restricted cash used to secure bank guarantees at March 31, 2025 and December 31, 2024. The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash, cash equivalents and restricted cash.
NOTE 9 - INCOME TAXES
For the three-month period ended March 31, 2025 and 2024, the Company’s effective tax rate was 16% and 19%, respectively. The lower effective tax rate for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to the favorable impact from the increase in excess tax benefits on share-based compensation, the decrease of nondeductible compensation, and favorable impact from the mix of earned income in certain foreign jurisdictions.
The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the period ended March 31, 2025, the Company did not record any additional valuation allowances in various jurisdictions on its deferred tax assets.
For the three-month periods ending March 31, 2025 and 2024, the Company did not record any new uncertain tax positions.
NOTE 10 - COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented.
The calculation of basic and diluted earnings per share for the three months ended March 31, was as follows:

	Three Months Ended March 31,
	2025	2024
Numerator
Net income	$11,517	$9,596

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	4,928	4,915
Dilutive effect – share-based awards	22	29
Diluted weighted-average common shares outstanding	4,950	4,944

Earnings per common share
Basic	$2.34	$1.95
Diluted	$2.33	$1.94
For the three months ended March 31, 2025 and 2024, there were 7,500 and zero share-based awards, respectively, excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

NOTE 11 - GOODWILL AND OTHER INTANGIBLES
The Company’s finite and indefinite-lived intangible assets consist of the following:

	March 31, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	679	(132)	637	(122)
Trademark	1,924	(1,694)	1,910	(1,685)
Technology	6,777	(4,151)	6,582	(3,933)
Customer relationships	17,882	(11,549)	17,399	(11,132)
	$32,068	$(22,332)	$31,334	$(21,678)
Indefinite-lived intangible assets
Goodwill	$27,746		$26,685
The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. The Company performs additional interim impairment assessments as circumstances warrant. There were no indicators of impairment noted for the period ending March 31, 2025.
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
The Company’s only intangible asset with an indefinite life is goodwill. The Company’s goodwill is not deductible for tax purposes. Changes in the carrying amount of goodwill by reporting unit are shown in the following table:

	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2025	$3,078	$8,858	$14,749	$—	$26,685
Currency translation	—	387	674	—	1,061
Balance at March 31, 2025	$3,078	$9,245	$15,423	$—	$27,746
NOTE 12 - FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024:

Description	Balance as of March 31, 2025	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$—	$—	$—	$—
Fixed income investments	—	—	—	—
Total assets	$—	$—	$—	$—

Liabilities:
Foreign currency forward contracts	$5	$—	$5	$—
Supplemental profit sharing plan	9,462	—	9,462	—
Total liabilities	$9,467	$—	$9,467	$—

Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$65	$—	$65	$—
Fixed income investments	1,142	1,142	—	—
Total assets	$1,207	$1,142	$65	$—

Liabilities:
Foreign currency forward contracts	$71	$—	$71	$—
Supplemental profit sharing plan	9,031	—	9,031	—
Total liabilities	$9,102	$—	$9,102	$—

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions. These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in Other operating expense (income), net on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three months ended March 31, 2025, and 2024, the Company recognized a net gain of $0.1 million and a net loss of $0.2 million, respectively, on foreign currency forward contracts.
The Company has a non-qualified supplemental profit sharing plan for its executives (the "Supplemental Profit Sharing Plan"). The liability for the unfunded Supplemental Profit Sharing Plan was $9.5 million at March 31, 2025 and $9.0 million at December 31, 2024. These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.
The Company had zero fixed income investments as of March 31, 2025. The Company’s fixed income investments as of December 31, 2024 of $1.1 million are recorded in Other assets on the Consolidated Balance Sheet and are valued using the closing price on the active market on which the securities are traded. There were no unrealized gains on the fixed income investments for the periods ended March 31, 2025 and 2024.

The carrying value of the Company’s current financial instruments, which include cash, cash equivalents and restricted cash, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments.
At March 31, 2025 and December 31, 2024, the fair value of the Company’s long-term debt was estimated using discounted cash flows analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	March 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$25,848	$29,060	$17,474	$20,787
NOTE 13 - SEGMENT INFORMATION
The Company reports its segments in four geographic regions: PLP-USA, The Americas, EMEA (Europe, Middle East & Africa) and Asia-Pacific in accordance with accounting standards codified in FASB ASC 280, "Segment Reporting". Each segment distributes a full range of the Company’s primary products. The PLP-USA segment is comprised of U.S. operations manufacturing the Company’s traditional products primarily supporting domestic energy, telecommunications and special industries products. The other three segments, The Americas, EMEA and Asia-Pacific, support the Company’s energy, telecommunications, data communication and special industries products in each respective geographical region.
The segment managers responsible for each region report directly to the Company’s Executive Chairman, who is the CODM, and are accountable for the financial results and performance of their entire segment for which they are responsible. The business components within each segment are managed to maximize the results of the entire Company rather than the results of any individual business component of the segment.
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
The following tables present a summary of the Company’s reportable segments for the three months ended March 31, 2025 and 2024. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended March 31, 2025
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$76,420	$24,458	$31,577	$25,005	$157,460
Intersegment sales	(2,414)	(2,179)	(1,584)	(2,742)	(8,919)
Net sales	74,006	22,279	29,993	22,263	148,541
Less:
Cost of products sold	47,168	15,192	21,116	16,394	99,870
Gross profit	26,838	7,087	8,877	5,869	48,671
Costs and expenses	17,154	5,488	7,350	5,549	35,541
Operating income	9,684	1,599	1,527	320	13,130
Interest income	79	338	55	38	510
Interest expense	(85)	(7)	(151)	(133)	(376)
Other (expense) income, net	(199)	31	22	553	407
Income before income taxes	9,479	1,961	1,453	778	13,671
Income tax expense	1,042	565	229	282	2,118
Total noncontrolling interest	—	—	(36)	—	(36)
Total net income attributable to Preformed Line Products Company shareholders	$8,437	$1,396	$1,188	$496	$11,517

	Three Months Ended March 31, 2024
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$73,083	$20,825	$30,028	$26,919	$150,855
Intersegment sales	(2,346)	(2,467)	(1,374)	(3,764)	(9,951)
Net sales	70,737	18,358	28,654	23,155	140,904
Less:
Cost of products sold	46,041	13,393	20,336	17,003	96,773
Gross profit	24,696	4,965	8,318	6,152	44,131
Costs and expenses	18,164	4,721	6,129	3,558	32,572
Operating income	6,532	244	2,189	2,594	11,559
Interest income	—	915	37	20	972
Interest expense	(433)	(11)	(157)	(107)	(708)
Other (expense) income, net	(10)	18	26	1	35
Income before income taxes	6,089	1,166	2,095	2,508	11,858
Income tax expense	772	269	509	705	2,255
Total noncontrolling interest	—	—	(7)	—	(7)
Total net income attributable to Preformed Line Products Company shareholders	$5,317	$897	$1,579	$1,803	$9,596

	Three Months Ended March 31,
	2025	2024
Expenditure for long-lived assets
PLP-USA	$702	$2,293
The Americas	1,082	705
EMEA	8,757	768
Asia-Pacific	435	152
Total expenditure for long-lived assets	$10,976	$3,918

Depreciation and amortization
PLP-USA	$3,099	$2,785
The Americas	805	1,371
EMEA	905	875
Asia-Pacific	751	761
Total depreciation and amortization	$5,560	$5,792

	March 31, 2025	December 31, 2024
Identifiable assets
PLP-USA	$243,401	$245,388
The Americas	108,370	103,456
EMEA	141,811	125,013
Asia-Pacific	98,869	100,020
Total identifiable assets	$592,451	$573,877

Long-lived assets
PLP-USA	$117,245	$119,114
The Americas	21,374	20,446
EMEA	30,215	21,243
Asia-Pacific	34,249	34,283
Total long-lived assets	$203,083	$195,086

NOTE 14 - ACQUISITION OF BUSINESSES
Subsequent Event - Acquisition of JAP Telecom
On May 1, 2025, the Company acquired all issued and outstanding shares of J.A.P. Industria De Materiais Para Telefonia Ltda., (JAP Telecom) an entity headquartered in Pedreira, Brazil. JAP Telecom is a leading Brazilian designer, manufacturer, and supplier of connectivity solutions for the South American telecommunications infrastructure market with a product portfolio including fiber optic splice closures, connectivity devices, and infrastructure accessories tailored to the specific needs of the local market. JAP Telecom's annual sales for the year ending December 31, 2024 were approximately $4.6 million (R$26.1 million). The acquisition expands the Company's operational capabilities in the region and strengthens the Company's position in the global communications market. The purchase price was approximately $5.8 million (R$33.0 million), net of cash as of the closing date.

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
PREFACE
The following discussion describes our results of operations for the three months ended March 31, 2025 and 2024. Our consolidated financial statements are prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends.
Net sales of $148.5 million increased $7.6 million for the three months ended March 31, 2025 year-over-year, mainly due to an increase in energy and communication sales for the quarter. While inflationary pressures have subsided, recently enacted tariffs or other trade matters may give rise to further inflationary pressures, which may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand. While our significant domestic manufacturing footprint provides a competitive advantage in the current high tariff environment, raw materials imports, particularly steel and aluminum, will be most impacted.
Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. PLPC's foreign currency exchange gains or (losses) were primarily related to translating into U.S. dollars its foreign currency denominated loans, trade receivables and payables from its foreign subsidiaries at the March 31, 2025 exchange rates. The fluctuations of foreign currencies during the three months ended March 31, 2025 and March 31, 2024 had an unfavorable impact on net sales of $4.4 million and favorable impact of $0.7 million, respectively. The effect of currency translation had an unfavorable impact of $0.2 million and a de minimis impact on net income during the three months ended March 31, 2025 and 2024, respectively. On a reportable segment basis, the impact of foreign currency translation on net sales and net income for the three months ended March 31, 2025, was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income
(Thousands of dollars)	2025	2024	2025	2024
The Americas	$(3,204)	$805	$(206)	$33
EMEA	(440)	788	30	39
Asia-Pacific	(751)	(844)	(47)	(73)
Total	$(4,395)	$749	$(223)	$(1)
While uncertainty remains in the global economy due to tariffs and trade matters, we believe our business portfolio, including our significant U.S. manufacturing footprint and our financial position are sound and strategically well-positioned. We remain focused on assessing our global market opportunities and overall manufacturing capacity in conjunction with the requirements of local manufacturing in the markets that we serve. As necessary, we will modify redundant processes and further utilize our global manufacturing network to manage costs, including tariff-related impacts, increase sales volume and deliver value to our customers. Period cost containment continues to be a priority for the Company in 2025, and we continue to monitor and control discretionary spending where necessary. We have continued to invest in the business to expand into new markets for the Company, evaluate strategic mergers and acquisitions, improve efficiency, develop new products and increase our capacity. As of March 31, 2025, our liquidity remains strong with our bank debt to equity percentage at 8.0%. We can borrow needed funds at a competitive interest rate under the Facility.
RESULTS OF OPERATIONS
The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended March 31, 2025 and 2024. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended March 31,
(Thousands of dollars)	2025		2024
Net sales	$148,541	100.0%	$140,904	100.0%	$7,637
Cost of products sold	99,870	67.2	96,773	68.7	3,097
GROSS PROFIT	48,671	32.8	44,131	31.3	4,540
Costs and expenses	35,541	23.9	32,572	23.1	2,969
OPERATING INCOME	13,130	8.8	11,559	8.2	1,571
Other income, net	541	0.4	299	0.2	242
INCOME BEFORE INCOME TAXES	13,671	9.2	11,858	8.4	1,813
Income taxes	2,118	1.4	2,255	1.6	(137)
NET INCOME	11,553	7.8	9,603	6.8	1,950
Net income attributable to noncontrolling interests	(36)	0.0	(7)	0.0	(29)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$11,517	7.8%	$9,596	6.8%	$1,921
Net sales. In 2025, net sales were $148.5 million, an increase of $7.6 million, or 5%, compared to 2024. Excluding the effect of currency translation, net sales increased 9% as summarized in the following table:

	Three Months Ended March 31,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net sales
PLP-USA	$74,006	$70,737	$3,269	$—	$3,269	5%
The Americas	22,279	18,358	3,921	(3,204)	7,125	39%
EMEA	29,993	28,654	1,339	(440)	1,779	6%
Asia-Pacific	22,263	23,155	(892)	(751)	(141)	(1)%
Consolidated	$148,541	$140,904	$7,637	$(4,395)	$12,032	9%

The increase in PLP-USA net sales of $3.3 million, or 5%, was primarily due to higher volumes in communications sales. International net sales for the three months ended March 31, 2025 were unfavorably affected by $4.4 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $22.3 million increased $7.1 million, or 39%, primarily due to higher volumes in energy product sales, partially offset by lower communications sales. EMEA net sales of $30.0 million increased $1.8 million, or 6%, primarily due to higher volume in energy product sales. Asia-Pacific net sales of $22.3 million decreased $0.1 million, or 1%, primarily due to lower volumes in energy product sales.
Gross profit. Gross profit of $48.7 million for 2025 increased $4.5 million, or 10%, compared to 2024. Excluding the effect of currency translation, gross profit increased $5.9 million, or 13%, as summarized in the following table:

	Three Months Ended March 31,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Gross profit
PLP-USA	$26,838	$24,696	$2,142	$—	$2,142	9%
The Americas	7,087	4,965	2,122	(1,026)	3,148	63%
EMEA	8,877	8,318	559	(81)	640	8%
Asia-Pacific	5,869	6,152	(283)	(208)	(75)	(1)%
Consolidated	$48,671	$44,131	$4,540	$(1,315)	$5,855	13%
PLP-USA gross profit of $26.8 million increased by $2.1 million, or 9%, compared to the same period in 2024, primarily due to higher sales volumes and favorable product mix. International gross profit for the period ended March 31, 2025 was unfavorably impacted by $1.3 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increased $3.1 million, or 63%, which was primarily the result of higher sales volume and enhanced fixed cost leverage. EMEA gross profit increased $0.6 million, or 8%, primarily due to higher sales volumes and favorable product mix. Asia-Pacific gross profit decreased $0.1 million, or 1%, which was primarily driven by lower sales volumes and unfavorable product mix.
Costs and expenses. Costs and expenses of $35.5 million for the three months ended March 31, 2025 increased $3.0 million, or 9%, when compared to 2024. Excluding the effect of currency translation, costs and expenses increased $3.8 million, or 12%, as summarized in the following table:

	Three Months Ended March 31,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Due to Intercompany Transactions	Change Excluding Currency and Intercompany Transactions	% Change
Costs and expenses
PLP-USA	$17,154	$18,164	$(1,010)	$—	$(1,799)	$789	4%
The Americas	5,488	4,721	767	(617)	954	430	9%
EMEA	7,350	6,129	1,221	(115)	473	863	14%
Asia-Pacific	5,549	3,558	1,991	(131)	372	1,750	49%
Consolidated	$35,541	$32,572	$2,969	$(863)	$—	$3,832	12%
Excluding intercompany transactions, PLP-USA costs and expenses increased $0.8 million, or 4% year-over-year primarily due to higher selling costs and personnel costs. International costs and expenses for the three months ended March 31, 2025 were favorably impacted by $0.9 million when local currencies were translated to U.S. dollars and unfavorably impacted by intercompany transactions with PLP-USA. The following discussion of costs and expenses excludes the effect of currency translation and intercompany transactions. The Americas costs and expenses of $5.5 million increased $0.4 million primarily due to increased selling costs. EMEA costs and expenses of $7.4 million increased by $0.9 million primarily due to increased selling, general, and administrative costs. Asia-Pacific costs and expenses of $5.5 million increased $1.8 million primarily due to a gain on the sale of capital assets in the first quarter of 2024 that did not recur.
Other Income, net. Other income, net of $0.5 million for the three months ended March 31, 2025 was favorable by $0.2 million when compared to Other income, net for the three months ended March 31, 2024 of $0.3 million. The favorable movement was due to lower interest expense from reduced debt balances and a government incentive received in the first quarter of 2025 related to our new facility in China, offset by lower interest income for the three months ended March 31, 2025.

Income taxes. Income taxes for the three months ended March 31, 2025 and 2024 were $2.1 million and $2.3 million based on pre-tax income of $13.7 million and $11.9 million, respectively. The tax rate for the three months ended March 31, 2025 and 2024 was 16% and 19%, respectively. The effective tax rate for the three months ended March 31, 2025 was lower than the effective tax rate for the same period in 2024 mainly due to the favorable impact from the increase in excess tax benefits on share-based compensation, the decrease of nondeductible compensation, and a favorable impact from the mix of earned income in certain foreign jurisdictions.
Net income. As a result of the preceding items, net income for the three months ended March 31, 2025 was $11.5 million, compared to $9.6 million for 2024. Excluding the effect of currency translation, net income increased $2.0 million as summarized in the following table. The increase in net income was due to increases in operating income described above as well as lower interest expense and lower tax expense:

	Three Months Ended March 31,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net income (loss)
PLP-USA	$8,437	$5,317	$3,120	$—	$3,120	59%
The Americas	1,396	897	499	(206)	705	79%
EMEA	1,188	1,579	(391)	30	(421)	(27)%
Asia-Pacific	496	1,803	(1,307)	(47)	(1,260)	(70)%
Consolidated	$11,517	$9,596	$1,921	$(223)	$2,144	22%
APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2024 filed on March 13, 2025 with the Securities and Exchange Commission and are, therefore, not presented herein.
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
Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first three months of 2025, we used cash of $11.0 million for capital expenditures. We ended the first three months of 2025 with $54.8 million of cash, cash equivalents and restricted cash (collectively, “Cash”). Our Cash is held in various locations throughout the world. At March 31, 2025, the majority of our Cash was held outside the U.S. We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future operating cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.
Total debt, including notes payable, at March 31, 2025 was $34.9 million. The Company maintains a credit facility (the "Facility") with a capacity of $90.0 million. On March 14, 2025, the Company amended the Facility to extend the maturity date from March 2, 2026 to June 30, 2028. In addition, the amendment increased the amount of unsecured borrowings that the Company is permitted to incur outside of the Facility from $40.0 million to $60.0 million and included APRESA – PLP Spain, S.A. as an additional borrower
At March 31, 2025, our unused availability under the Facility was $82.5 million and our bank debt to equity percentage was 8.0%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At March 31, 2025, the Company was in compliance with these covenants.
Our Asia-Pacific segment had $0.1 million in restricted cash for the periods ended March 31, 2025 and December 31, 2024, respectively. The restricted cash was used to secure bank guarantees and is included in Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets.
On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. As of March 31, 2025, $12.1 million was outstanding on this debt facility, of which $2.1 million was classified as current. The aircraft has been pledged as collateral against the loan.
We expect that our major source of funding for 2025 and beyond will be our operating cash flows, our existing Cash as well as our Facility agreement. Except for current earnings in certain jurisdictions, our operating income is deemed to be indefinitely reinvested in foreign jurisdictions. We currently do not intend nor foresee a need to repatriate these funds. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months and thereafter for the foreseeable future. In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions. We also believe that we can further expand our borrowing capacity, if necessary; however, we do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.
Sources and Uses of Cash
Net cash provided by operating activities for the three months ended March 31, 2025 was $5.7 million compared to $5.8 million in the comparable prior year three-month period. The $0.1 million decrease was primarily a result of changes in operating assets and liabilities offset by an increase in net income.
Net cash used in investing activities for the three months ended March 31, 2025 was $9.7 million compared to $0.7 million in the comparable prior year three-month period. The $9.0 million change was primarily a result of an increase in capital expenditures during the current period, primarily related to the acquisition of new land and a building in Spain.
Net cash used in financing activities for the three months ended March 31, 2025 was less than $0.1 million compared to $11.7 million in the comparable prior year three-month period. The $11.7 million change was primarily the result of a reduction in long-term debt.
We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and finance leases primarily for equipment. At March 31, 2025, we had $1.8 million of current operating lease liabilities and $6.5 million of noncurrent operating lease liabilities. Total liabilities related to finance lease obligations were less than $0.6 million at March 31, 2025.
As of March 31, 2025, the Company had total outstanding guarantees of $14.2 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of March 31, 2025, the Company had total outstanding letters of credit of $1.2 million.
The Company has borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At March 31, 2025, and December 31, 2024, $15.3 million and $8.8 million was outstanding, of which $7.2 million and $8.2 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.
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
•The potential impact of global economic conditions, including the impact of inflation, recently enacted tariffs, and rising interest rates, on the Company’s ongoing profitability and future growth opportunities in the Company’s core markets in the U.S. and other foreign countries, which may experience continued or further instability due to political and economic conditions, social unrest, acts of war, military conflict (including the ongoing Russian-Ukrainian and Israeli-Palestinian conflicts), international hostilities or the perception that hostilities may be imminent, terrorism, changes in diplomatic and trade relationships and public health concerns (including viral outbreaks such as COVID-19);

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
•The cost, availability and quality of raw materials required for the manufacture of products and any tariffs that may be associated with the purchase of these products or components of these products. The Company’s supply chain could face disruptions and constraints from such tariffs, inflationary pressures and ongoing wars and military conflicts, which could have a material, adverse effect on the ability to secure raw materials and supplies;
•Strikes, labor disruptions and other fluctuations in labor costs;
•Changes and uncertainty in significant government regulations, including those affecting environmental compliance or regulatory or third-party litigation matters;
•Security breaches or other disruptions to the Company’s information technology structure;
•The telecommunication market’s continued deployment of Fiber-to-the-Premises;
•The impact of any failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures; and
•Those factors described under the heading “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 which was filed on March 13, 2025.
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
There have been no material changes in the Company’s disclosed exposure to market risk since December 31, 2024. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934, as amended, during the three-month period ended March 31, 2025 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding the Company’s current legal proceedings is presented in Note 5 of the Notes to the Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 13, 2025. In addition, the escalating tariffs between the U.S. and other countries could potentially exacerbate other risks discussed, any of which could have a material adverse effect on the Company. The situation continues to change, and additional impacts may arise that the Company is not aware of currently.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 1, 2023, the Board of Directors authorized a new plan to repurchase up to an additional 212,952 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three-month period ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January	6,722	$131.09	6,722	172,775
February	—	$—	—	172,775
March	860	$152.34	860	171,915
Total	7,582
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit

10.1	Joinder and Amendment No. 8 dated March 14, 2025 to Amended and Restated Loan Agreement dated September 24, 2015, as amended, between the Company and PNC Bank, National Association, filed herewith.

10.2	Fourtheenth Amended and Restated Line of Credit Note, dated March 14, 2025, between the Company and PNC, National Association, filed herewith.

31.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company

May 2, 2025	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Executive Chairman
(principal executive officer)

May 2, 2025	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(principal financial and accounting officer)