Form 10-Q
period 2025-06-30
PREFORMED LINE PRODUCTS CO
filed 2025-07-31
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal quarter ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding as of July 18, 2025: 4,924,854.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash, cash equivalents and restricted cash	$66,908	$57,244
Accounts receivable, net	123,877	111,402
Inventories, net	143,369	129,913
Prepaid expenses	12,735	11,720
Other current assets	6,277	5,514
TOTAL CURRENT ASSETS	353,166	315,793
Property, plant and equipment, net	211,923	195,086
Operating lease, right-of-use assets	10,458	10,117
Goodwill	29,518	26,685
Other intangible assets, net	9,966	9,656
Deferred income taxes	7,204	6,546
Other assets	9,226	9,994
TOTAL ASSETS	$631,461	$573,877
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable	$51,137	$41,951
Notes payable to banks	4,414	7,782
Operating lease liabilities, current	1,798	1,588
Current portion of long-term debt	3,928	2,430
Accrued compensation and other benefits	25,574	25,904
Accrued expenses and other liabilities	25,582	25,503
Dividends payable	1,173	1,293
Income taxes payable	1,165	1,962
TOTAL CURRENT LIABILITIES	114,771	108,413
Long-term debt, less current portion	27,878	18,357
Operating lease liabilities, noncurrent	6,656	6,538
Deferred income taxes	3,497	3,766
Other noncurrent liabilities	17,883	14,479
SHAREHOLDERS' EQUITY
Common shares $2 par value per share, 15,000,000 shares authorized, 4,924,737 and 4,913,621 issued and outstanding, at June 30, 2025 and December 31, 2024	13,823	13,752
Common shares issued to rabbi trust, 223,168 and 222,887 shares at June 30, 2025 and December 31, 2024, respectively	(9,613)	(9,575)
Deferred compensation liability	9,613	9,575
Paid-in capital	64,019	65,093
Retained earnings	575,368	553,179
Treasury shares, at cost, 1,986,382 and 1,961,772 shares at June 30, 2025 and December 31, 2024, respectively	(130,163)	(126,800)
Accumulated other comprehensive loss	(62,311)	(82,909)
TOTAL PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS' EQUITY	460,736	422,315
Noncontrolling interest	40	9
TOTAL SHAREHOLDERS' EQUITY	460,776	422,324
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$631,461	$573,877
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Thousands, except per share data)
Net sales	$169,601	$138,720	$318,142	$279,625
Cost of products sold	114,202	94,447	214,072	191,220
GROSS PROFIT	55,399	44,273	104,070	88,405
Costs and expenses
Selling	13,092	11,928	25,273	23,828
General and administrative	18,665	15,250	36,291	31,858
Research and engineering	5,695	5,358	11,174	10,789
Other operating expense (income), net	823	445	1,078	(921)
	38,275	32,981	73,816	65,554
OPERATING INCOME	17,124	11,292	30,254	22,851
Other income (expense)
Interest income	384	346	894	1,318
Interest expense	(318)	(568)	(694)	(1,276)
Other income, net	116	91	523	126
	182	(131)	723	168
INCOME BEFORE INCOME TAXES	17,306	11,161	30,977	23,019
Income tax expense	4,606	1,794	6,724	4,049
NET INCOME	$12,700	$9,367	$24,253	$18,970
Net expense (income) attributable to noncontrolling interests	5	(1)	(31)	(8)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$12,705	$9,366	$24,222	$18,962
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,932	4,915	4,930	4,915
Diluted	4,955	4,964	4,955	4,955
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$2.58	$1.91	$4.91	$3.86
Diluted	$2.56	$1.89	$4.89	$3.83

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

(Thousands of dollars)
Net income	$12,700	$9,367	$24,253	$18,970
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	13,681	(5,971)	20,352	(12,536)
Pension adjustment, net of tax	123	89	246	178
Other comprehensive income (loss), net of tax	13,804	(5,882)	20,598	(12,358)
Comprehensive expense (income) attributable to noncontrolling interests	5	(1)	(31)	(8)
COMPREHENSIVE INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$26,509	$3,484	$44,820	$6,604
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$24,253	$18,970
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	11,083	10,660
Deferred income taxes	(806)	(1,913)
Share-based compensation expense	2,598	1,317
Gain on sale of property and equipment	(18)	(1,852)
Other, net	1,043	467
Changes in operating assets and liabilities	(5,570)	6,398
NET CASH PROVIDED BY OPERATING ACTIVITIES	32,583	34,047
INVESTING ACTIVITIES
Capital expenditures	(19,354)	(7,646)
Proceeds from the sale of property and equipment	97	3,365
Proceeds from sale of investments	1,679	—
Purchases of investments	(451)	—
Acquisition of businesses, net of cash	(4,180)	—
NET CASH USED IN INVESTING ACTIVITIES	(22,209)	(4,281)
FINANCING ACTIVITIES
(Payments) proceeds of notes payable to banks	(3,436)	163
Proceeds from long-term debt	10,837	53,099
Payments of long-term debt	(1,563)	(76,219)
Dividends paid	(2,152)	(2,114)
Proceeds from issuance of common shares	160	61
Stock incentive plan payments	(3,799)	—
Purchase of common shares for treasury	(131)	(113)
Purchase of common shares for treasury from related parties	(3,232)	(5,908)
Other	(1,474)	(2,473)
NET CASH USED IN FINANCING ACTIVITIES	(4,790)	(33,504)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	4,080	(2,445)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,664	(6,183)
Cash, cash equivalents and restricted cash at beginning of year	57,244	53,607
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$66,908	$47,424
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(UNAUDITED)

							Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share data)	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$13,752	$(9,575)	$9,575	$65,093	$553,179	$(126,800)	$(77,536)	$(5,373)	$422,315	$9	$422,324
Net income					11,517				11,517	36	11,553
Foreign currency translation adjustment							6,671		6,671		6,671
Pension adjustment, net of tax								123	123		123
Total comprehensive income									18,311	36	18,347
Purchase of 860 common shares						(131)			(131)		(131)
Stock incentive plan activity	68			(2,888)		(881)			(3,701)		(3,701)
Common shares issued to rabbi trust of 147, net		(19)	19						—		—
Cash dividends declared – $0.20 per share					(1,018)				(1,018)		(1,018)
Balance at March 31, 2025	$13,820	$(9,594)	$9,594	$62,205	$563,678	$(127,812)	$(70,865)	$(5,250)	$435,776	$45	$435,821
Net income					12,705				12,705	(5)	12,700
Foreign currency translation adjustment							13,681		13,681		13,681
Pension adjustment, net of tax								123	123		123
Total comprehensive income									26,509	(5)	26,504
Purchase of 17,028 common shares						(2,351)			(2,351)		(2,351)
Stock incentive plan activity	3			1,814					1,817		1,817
Common shares issued to rabbi trust of 134, net		(19)	19						—		—
Cash dividends declared – $0.20 per share					(1,015)				(1,015)		(1,015)
Balance at June 30, 2025	$13,823	$(9,613)	$9,613	$64,019	$575,368	$(130,163)	$(57,184)	$(5,127)	$460,736	$40	$460,776

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share data)	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$13,607	$(10,183)	$10,183	$60,958	$520,154	$(118,249)	$(55,828)	$(4,478)	$416,164	$(8)	$416,156
Net income					9,596				9,596	7	9,603
Foreign currency translation adjustment							(6,565)		(6,565)		(6,565)
Pension adjustment, net of tax								89	89		89
Total comprehensive income									3,120	7	3,127
Stock incentive plan activity	104			450		(5,452)			(4,898)		(4,898)
Common shares distributed from rabbi trust of 4,477, net		(31)	31						—		—
Cash dividends declared – $0.20 per share					(1,017)				(1,017)		(1,017)
Balance at March 31, 2024	$13,711	$(10,214)	$10,214	$61,408	$528,733	$(123,701)	$(62,393)	$(4,389)	$413,369	$(1)	$413,368
Net income					9,366				9,366	1	9,367
Foreign currency translation adjustment							(5,971)		(5,971)		(5,971)
Pension adjustment, net of tax								89	89		89
Total comprehensive income									3,484	1	3,485
Stock incentive plan activity	—			953					953		953
Purchase of 4,540 common shares						(568)			(568)		(568)
Common shares distributed from rabbi trust of 146, net		(19)	19						—		—
Cash dividends declared – $0.20 per share					(1,020)				(1,020)		(1,020)
Balance at June 30, 2024	$13,711	$(10,233)	$10,233	$62,361	$537,079	$(124,269)	$(68,364)	$(4,300)	$416,218	$-	$416,218
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
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2025.
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
Recently Adopted or Issued Accounting Pronouncements and Regulations
Adopted
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
New Regulations
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain businesses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on the consolidated financial statements.
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
Disaggregated Revenue
The Company’s revenues by segment and product type are as follows:

	Three Months Ended June 30, 2025
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	63%	83%	69%	76%	70%
Communications	32%	16%	21%	4%	22%
Special Industries	5%	1%	10%	20%	8%
Total	100%	100%	100%	100%	100%

	Three Months Ended June 30, 2024
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	63%	80%	71%	79%	71%
Communications	30%	18%	24%	4%	22%
Special Industries	7%	2%	5%	17%	7%
Total	100%	100%	100%	100%	100%

	Six Months Ended June 30, 2025
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	61%	84%	71%	76%	70%
Communications	34%	15%	21%	3%	23%
Special Industries	5%	1%	8%	21%	7%
Total	100%	100%	100%	100%	100%

	Six Months Ended June 30, 2024
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	66%	78%	71%	78%	71%
Communications	28%	21%	24%	4%	22%
Special Industries	6%	1%	5%	18%	7%
Total	100%	100%	100%	100%	100%

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

	Six Months Ended June 30,
	2025	2024
Allowance for credit losses, beginning of period	$6,958	$8,260
Additions (reductions) charged to costs and expenses	296	(1,409)
Write-offs	(141)	(199)
Foreign exchange and other	50	(329)
Allowance for credit losses, end of period	$7,163	$6,323
NOTE 3 - INVENTORIES, NET
Inventories, net
Inventory is carried at lower of cost or net realizable value. The components of inventory are as follows:

	June 30, 2025	December 31, 2024
Raw materials	$86,143	$75,138
Work-in-process	16,911	12,225
Finished products	52,956	52,792
Inventories, net of excess and obsolete inventory reserve	156,010	140,155
Excess of current cost over LIFO cost	(12,641)	(10,242)
Inventories at LIFO cost	$143,369	$129,913
Costs for inventories of certain material, mainly in the U.S., are determined using the Last-In First-Out ("LIFO") method and totaled approximately $41.3 million at June 30, 2025 and $46.5 million at December 31, 2024. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three-month periods ended June 30, 2025 and 2024, the net change in LIFO inventories resulted in expense of $1.9 million and $0.3 million, respectively, to Cost of products sold. During the six-month periods ended June 30, 2025 and 2024, the net change in LIFO inventories resulted in expense of $2.4 million and of $0.4 million, respectively, to Cost of products sold. The Company’s reserves for slow moving and obsolete inventory were $17.5 million at June 30, 2025 and $17.7 million at December 31, 2024.
NOTE 4 - PROPERTY AND EQUIPMENT, NET
Major classes of property, plant and equipment are as follows:

	June 30, 2025	December 31, 2024
Land and improvements	$27,141	$20,204
Buildings and improvements	130,899	125,076
Machinery, equipment and aircraft	267,767	252,759
Construction in progress	15,422	10,884
Property, plant and equipment, gross	441,229	408,923
Less accumulated depreciation	(229,306)	(213,837)
Property, plant and equipment, net	$211,923	$195,086

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
The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flow. As of June 30, 2025 and December 31, 2024, there were zero reserves for known global legal matters.
As of June 30, 2025 and December 31, 2024, the Company has included $8.1 million and $6.7 million, respectively, of advanced payments by customers for future projects in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
NOTE 6 - PENSION PLANS
The Company uses a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “U.S. Plan”). Net periodic pension expense for the U.S. Plan for the three- and six-month periods ended June 30, 2025 and 2024, respectively, follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest cost	$395	$387	$790	$775
Expected return on plan assets	(352)	(485)	(703)	(971)
Recognized net actuarial loss	161	117	322	234
Net periodic pension expense	$204	$19	$409	$38
Components of pension expense are included in Other income, net in the Consolidated Statements of Income.
The Company is in the process of terminating the U.S. Plan. In July 2025, the Company settled the majority of its obligations under the U.S. Plan by providing lump-sum payments of $13.1 million to eligible participants who elected to receive them, and the Company expects to settle the remaining future obligations under the U.S. Plan through the purchase of annuity contracts from one or more highly rated insurance companies in the third quarter of 2025. The Company estimates that it will record a total non-cash pre-tax charge associated with the U.S. Plan termination during the third quarter of 2025 of between $8.5 million and $9.5 million, which primarily represents the acceleration of deferred charges currently accrued in accumulated other comprehensive loss. Prior to termination, the Company expects to contribute between $2.5 million and $3.5 million to fully fund the U.S. Plan. There were no contributions to the U.S. Plan during the six months ended June 30, 2025 and 2024.

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI")
The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total
Balance at April 1	$(5,250)	$(70,865)	$(76,115)	$(4,389)	$(62,393)	$(66,782)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	13,681	13,681	—	(5,971)	(5,971)
Loss on pension asset	—	—	—	—	—	—

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	123	—	123	89	—	89
Net current period other comprehensive income (loss)	123	13,681	13,804	89	(5,971)	(5,882)
Balance at June 30	$(5,127)	$(57,184)	$(62,311)	$(4,300)	$(68,364)	$(72,664)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total
Balance at January 1	$(5,373)	$(77,536)	$(82,909)	$(4,478)	$(55,828)	$(60,306)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	20,352	20,352	—	(12,536)	(12,536)
Loss on pension asset	—	—	—	—	—	—

Amounts reclassified from AOCI:
Amortization of defined benefit pension actuarial gain (a)	246	—	246	178	—	178
Net current period other comprehensive income (loss)	246	20,352	20,598	178	(12,536)	(12,358)
Balance at June 30	$(5,127)	$(57,184)	$(62,311)	$(4,300)	$(68,364)	$(72,664)
(a)This AOCI component is included in the computation of net periodic pension expense as noted in Note 6 – Pension Plans.

NOTE 8 - DEBT AND CREDIT ARRANGEMENTS
As of June 30, 2025, the Company maintained a credit facility (the "Facility") with PNC Bank, National Association ("PNC") with a capacity of $90.0 million. On March 14, 2025, the Company amended the Facility to extend the maturity date from March 2, 2026 to June 30, 2028. In addition, the amendment increased the amount of unsecured borrowings that the Company is permitted to incur outside of the Facility from $40.0 million to $60.0 million and included PLP Spain as an additional borrower.
The interest rate for U.S. borrowing is defined as the Secured Overnight Financing Rate (“SOFR”) plus 1.225% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 3.00 to 1, at which point the SOFR spread becomes 1.600%. At June 30, 2025, the Company had utilized $10.4 million with $79.6 million available on the Facility. There were no long-term outstanding letters of credit on the Facility as of June 30, 2025. Our bank debt to equity percentage was 7.9%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At June 30, 2025, the Company was in compliance with these covenants.
On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. The term of the loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $11.6 million outstanding on this debt facility at June 30, 2025, $2.1 million was classified as current. The aircraft has been pledged as collateral against the loan.
The Company has other borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At June 30, 2025, and December 31, 2024, $14.2 million and $8.8 million were outstanding, of which $6.3 million and $8.2 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.
The Company's Asia-Pacific segment had $0.1 million in restricted cash used to secure bank guarantees at June 30, 2025 and December 31, 2024. The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash, cash equivalents and restricted cash.
Subsequent Event - Facility Borrowing Capacity:
On July 30, 2025, the Company amended the Facility to reduce the borrowing capacity from $90.0 million to $60.0 million as well as increase the indebtedness limit secured by mortgages, security interests or other liens permitted from $35.0 million to $55.0 million. There were no other material changes to the Facility.
Subsequent Event - Additional Foreign Borrowings:
On July 16, 2025, PLP Poland (Belos) S.A. ("PLP Poland"), a subsidiary of the Company, entered into a non-revolving investment loan with Bank Polska Kasa Opieki Spolka Akcynja ("Bank Pekao S.A") to finance the construction of a new manufacturing plant for an amount up to PLN100.3 million ($27.4 million). The maturity date of the loan is January 31, 2035 and is payable in annual installments in the amounts of PLN5.3 million ($1.5 million) in 2026, PLN9.0 million ($2.5 million) in 2027, PLN9.6 million ($2.6 million) in 2028 through 2034, and PLN18.8 million ($5.2 million) in 2035.
The loan will bear interest at the one month Warsaw Interbank Offered Rate ("WIBOR") plus 1.0% unless the Company does not meet the covenants as set forth in the Facility with PNC, at which point the WIBOR spread becomes 1.5%. The current manufacturing plant owned by PLP Poland, the plant under construction and all fixed assets within the plants are pledged as collateral against the loan. The loan also is guaranteed by the Company.
NOTE 9 - INCOME TAXES
For the three-month period ended June 30, 2025 and 2024, the Company’s effective tax rate was 27% and 16%, respectively. For the six-month period ended June 30, 2025 and 2024, the Company’s effective tax rate was 22% and 18%, respectively. The higher effective tax rates for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 were due to the unfavorable impact from certain adjustments including nondeductible compensation and non-recurring rate benefits received in 2024 from amending prior year returns, partially offset by a favorable impact from the mix of earned income in certain foreign jurisdictions.
The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the period ended June 30, 2025, the Company did not record any additional valuation allowances in various jurisdictions on its deferred tax assets.
For the six-month periods ending June 30, 2025 and 2024, the Company did not record any new uncertain tax positions.

NOTE 10 - COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented.
The calculation of basic and diluted earnings per share for the three and six months ended June 30, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income	$12,705	$9,366	$24,222	$18,962

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	4,932	4,915	4,930	4,915
Dilutive effect – share-based awards	23	49	25	40
Diluted weighted-average common shares outstanding	4,955	4,964	4,955	4,955

Earnings per common share
Basic	$2.58	$1.91	$4.91	$3.86
Diluted	$2.56	$1.89	$4.89	$3.83

For the three months ended June 30, 2025 and 2024, there were 13,293 and 5,570 share-based awards respectively, excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. For the six months ended June 30, 2025 and 2024, there were 7,500 and zero share-based awards excluded from the calculation of diluted earnings per share as there was no anti-dilutive effect.
NOTE 11 - GOODWILL AND OTHER INTANGIBLES
The Company’s finite and indefinite-lived intangible assets consist of the following:

	June 30, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	722	(142)	637	(122)
Trademark	1,950	(1,714)	1,910	(1,685)
Technology	7,240	(4,537)	6,582	(3,933)
Customer relationships	18,684	(12,237)	17,399	(11,132)
	$33,402	$(23,436)	$31,334	$(21,678)
Indefinite-lived intangible assets
Goodwill	$29,518		$26,685
The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. The Company performs additional interim impairment assessments as circumstances warrant. There were no indicators of impairment noted for the period ending June 30, 2025.
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
The Company’s only intangible asset with an indefinite life is goodwill. The Company’s goodwill is not deductible for tax purposes. Changes in the carrying amount of goodwill by reporting unit are shown in the following table:

	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2025	$3,078	$8,858	$14,749	$—	$26,685
Currency translation	—	856	1,977	—	2,833
Balance at June 30, 2025	$3,078	$9,714	$16,726	$—	$29,518
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
The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024:

Description	Balance as of June 30, 2025	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$—	$—	$—	$—
Fixed income investments	—	—	—	—
Total assets	$—	$—	$—	$—

Liabilities:
Foreign currency forward contracts	$4	$—	$4	$—
Supplemental profit sharing plan	10,105	—	10,105	—
Total liabilities	$10,109	$—	$10,109	$—

Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$65	$—	$65	$—
Fixed income investments	1,142	1,142	—	—
Total assets	$1,207	$1,142	$65	$—

Liabilities:
Foreign currency forward contracts	$71	$—	$71	$—
Supplemental profit sharing plan	9,031	—	9,031	—
Total liabilities	$9,102	$—	$9,102	$—

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions. These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in Other operating expense (income), net on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three and six months ended June 30, 2025, the Company recognized net losses of zero and net gains of $0.1 million, respectively, on foreign currency forward contracts. For the three and six months ended June 30, 2024, the Company recognized net losses of zero and $0.2 million, respectively, on foreign currency forward contracts.
The Company has a non-qualified supplemental profit sharing plan for its executives (the "Supplemental Profit Sharing Plan"). The liability for the unfunded Supplemental Profit Sharing Plan was $10.1 million at June 30, 2025 and $9.0 million at December 31, 2024. These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.
The Company had zero fixed income investments as of June 30, 2025. The Company’s fixed income investments as of December 31, 2024 of $1.1 million are recorded in Other assets on the Consolidated Balance Sheet and are valued using the closing price on the active market on which the securities are traded. There were no unrealized gains on the fixed income investments for the periods ended June 30, 2025 and 2024.
The carrying value of the Company’s current financial instruments, which include cash, cash equivalents and restricted cash, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments.
At June 30, 2025 and December 31, 2024, the fair value of the Company’s long-term debt was estimated using discounted cash flows analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	June 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$28,638	$31,806	$17,474	$20,787

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
The CODM uses both gross sales and income before income taxes for each segment predominantly in the annual budget and forecasting process as well as monitoring actual results. The CODM considers forecast-to-actual and actual to prior period variances for both measures when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses segment gross sales and income before income taxes for the performance of each segment by comparing the results of each segment with one another and in determining the incentive compensation of certain employees.
The following tables present a summary of the Company’s reportable segments for the three- and six-month periods ended June 30, 2025 and 2024. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended June 30, 2025
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$81,703	$30,856	$33,575	$34,673	$180,807
Intersegment sales	(2,413)	(2,348)	(1,665)	(4,780)	(11,206)
Net sales	79,290	28,508	31,910	29,893	169,601
Less:
Cost of products sold	51,228	20,084	22,399	20,491	114,202
Gross profit	28,062	8,424	9,511	9,402	55,399
Costs and expenses	17,413	6,736	7,950	6,176	38,275
Operating Income	10,649	1,688	1,561	3,226	17,124
Interest income	102	182	70	30	384
Interest expense	(10)	(26)	(164)	(118)	(318)
Other (expense) income, net	(204)	42	248	30	116
Income before income taxes	10,537	1,886	1,715	3,168	17,306
Income tax expense	2,792	584	353	877	4,606
Total noncontrolling interest	—	—	5	—	5
Total net income attributable to Preformed Line Products Company shareholders	$7,745	$1,302	$1,367	$2,291	$12,705

	Three Months Ended June 30, 2024
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$62,712	$23,762	$33,463	$28,467	$148,404
Intersegment sales	2,812	1,947	1,424	3,501	9,684
Net sales	59,900	21,815	32,039	24,966	138,720
Less:
Cost of products sold	39,157	15,103	22,675	17,512	94,447
Gross profit	20,743	6,712	9,364	7,454	44,273
Costs and expenses	16,939	4,644	5,388	6,010	32,981
Operating Income	3,804	2,068	3,976	1,444	11,292
Interest income	—	279	50	18	346
Interest expense	(251)	(36)	(149)	(133)	(568)
Other (expense) income, net	(19)	56	54	—	91
Income before income taxes	3,534	2,367	3,931	1,329	11,161
Income tax expense	189	572	954	79	1,794
Total noncontrolling interest	—	—	(1)	—	(1)
Total net income attributable to Preformed Line Products Company shareholders	$3,345	$1,796	$2,975	$1,250	$9,366

	Six Months Ended June 30, 2025
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$158,123	$55,314	$65,152	$59,678	$338,267
Intersegment sales	(4,827)	(4,527)	(3,249)	(7,522)	(20,125)
Net sales	153,296	50,787	61,903	52,156	318,142
Less:
Cost of products sold	98,396	35,276	43,515	36,885	214,072
Gross profit	54,900	15,511	18,388	15,271	104,070
Costs and expenses	34,567	12,224	15,300	11,725	73,816
Operating income	20,333	3,287	3,088	3,546	30,254
Interest income	181	520	125	68	894
Interest expense	(95)	(33)	(315)	(251)	(694)
Other (expense) income, net	(403)	73	270	583	523
Income before income taxes	20,016	3,847	3,168	3,946	30,977
Income tax expense	3,834	1,149	582	1,159	6,724
Total noncontrolling interest	—	—	(31)	—	(31)
Total net income attributable to Preformed Line Products Company shareholders	$16,182	$2,698	$2,555	$2,787	$24,222

	Six Months Ended June 30, 2024
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$135,795	$44,587	$63,491	$55,387	$299,260
Intersegment sales	(5,158)	(4,414)	(2,798)	(7,265)	(19,635)
Net sales	130,637	40,173	60,693	48,122	279,625
Less:
Cost of products sold	85,198	28,496	43,012	34,515	191,220
Gross profit	45,439	11,678	17,682	13,606	88,405
Costs and expenses	35,102	9,364	11,519	9,569	65,554
Operating income	10,337	2,314	6,163	4,037	22,851
Interest income	—	1,194	86	38	1,318
Interest expense	(684)	(47)	(304)	(241)	(1,276)
Other (expense) income, net	(29)	74	79	2	126
Income before income taxes	9,624	3,535	6,024	3,836	23,019
Income tax expense	961	842	1,462	784	4,049
Total noncontrolling interest	—	—	(8)	—	(8)
Total net income attributable to Preformed Line Products Company shareholders	$8,661	$2,693	$4,555	$3,053	$18,962

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expenditure for long-lived assets
PLP-USA	$2,213	$2,210	$2,914	$4,504
The Americas	717	377	1,799	1,082
EMEA	4,742	739	13,499	1,507
Asia-Pacific	707	402	1,142	553
Total expenditure for long-lived assets	$8,379	$3,728	$19,354	$7,646

Depreciation and amortization
PLP-USA	$3,118	$2,929	$6,257	$5,715
The Americas	880	834	1,687	2,203
EMEA	970	827	1,838	1,663
Asia-Pacific	760	731	1,471	1,447
Total depreciation and amortization	$5,728	$5,321	$11,253	$11,028

	June 30, 2025	December 31, 2024
Identifiable assets
PLP-USA	$256,013	$245,388
The Americas	113,229	103,456
EMEA	156,931	125,013
Asia-Pacific	105,288	100,020
Total identifiable assets	$631,461	$573,877

Long-lived assets
PLP-USA	$115,874	$119,114
The Americas	24,485	20,446
EMEA	36,455	21,243
Asia-Pacific	35,109	34,283
Total long-lived assets	$211,923	$195,086
NOTE 14 - ACQUISITION OF BUSINESSES
Acquisition of JAP Telecom
On May 1, 2025, the Company acquired all issued and outstanding shares of J.A.P. Industria De Materiais Para Telefonia Ltda., (JAP Telecom) an entity headquartered in Pedreira, Brazil. JAP Telecom is a leading Brazilian designer, manufacturer, and supplier of connectivity solutions for the South American telecommunications infrastructure market with a product portfolio including fiber optic splice closures, connectivity devices, and infrastructure accessories tailored to the specific needs of the local market. JAP Telecom's annual sales for the year ending December 31, 2024 were approximately $4.6 million. The acquisition expands the Company's operational capabilities in the region and strengthens the Company's position in the global communications market. The purchase price was approximately $5.3 million, net of cash as of the closing date.
The acquisition of JAP Telecom is accounted for using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recognized at their respective fair values on the acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The opening balance sheet is preliminary, and no measurement period adjustments have been recorded as of June 30, 2025. Future adjustments are not expected to have a material impact to the Consolidated Statements of Income.
From the date of the acquisition through June 30, 2025, the Company’s consolidated financial statements included JAP Telecom sales of approximately $1.0 million and is reported in The Americas segment.

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
PREFACE
The following discussion describes our results of operations for the three and six months ended June 30, 2025 and 2024. Our consolidated financial statements are prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends.
Net sales of $169.6 million increased $30.9 million for the three months ended June 30, 2025 year-over-year and net sales of $318.1 million increased $38.5 million for the six months ended June 30, 2025 year-over-year, mainly due to an increase in energy and communication sales for the quarter. While our significant domestic manufacturing footprint provides a competitive advantage in the current high tariff environment, raw materials imports, particularly steel and aluminum, continue to be most impacted. While we continue to manage trade matters proactively, further tariff increases may give rise to inflationary pressures, which may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand.
Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. The fluctuations of foreign currencies during the three and six months ended June 30, 2025 had an unfavorable impact on net sales of $0.5 million and $4.9 million, respectively. The fluctuations on foreign currencies had a de minimis impact on net income for the three-month period ended June 30, 2025 and an unfavorable impact on net income of $0.3 million, for the six-month period ended June 30, 2025. The fluctuations of foreign currencies during the three and six months ended June 30, 2024 had an unfavorable impact on net sales of $1.1 million and $0.3 million, respectively. The fluctuations on foreign currencies during the three and six months ended June 30, 2024 had a de minimis impact on net income. On a reportable segment basis, the impact of foreign currency translation on net sales and net income for the three and six months ended June 30, 2025, was as follows:

	Foreign Currency Translation Impact
	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
(Thousands of dollars)	Net Sales	Net Income	Net Sales	Net Income
The Americas	$(2,065)	$(84)	$(5,270)	$(290)
EMEA	1,521	51	1,081	81
Asia-Pacific	11	6	(740)	(41)
Total	$(533)	$(27)	$(4,929)	$(250)
While uncertainty remains in the global economy due to tariffs and trade matters, we believe our business portfolio, including our significant U.S. manufacturing footprint, as well as our financial position, are sound and strategically well-positioned. We remain focused on assessing our global market opportunities and overall manufacturing capacity in conjunction with the requirements of local manufacturing in the markets that we serve. As necessary, we will modify redundant processes and further utilize our global manufacturing network to manage costs, including tariff-related impacts, increase sales volume and deliver value to our customers. Period cost containment continues to be a priority for the Company in 2025, and we continue to monitor and control discretionary spending where necessary. We have continued to invest in the business to expand into new markets for the Company, evaluate strategic mergers and acquisitions, improve efficiency, develop new products and increase our capacity. As of June 30, 2025, our liquidity remains strong with our bank debt to equity percentage at 7.9%. We can borrow needed funds at a competitive interest rate under the Facility.
RESULTS OF OPERATIONS
The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended June 30, 2025 and 2024. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended June 30,
(Thousands of dollars)	2025		2024		Change
Net sales	$169,601	100.0%	$138,720	100.0%	$30,881
Cost of products sold	114,202	67.3	94,447	68.1	19,755
GROSS PROFIT	55,399	32.7	44,273	31.9	11,126
Costs and expenses	38,275	22.6	32,981	23.8	5,294
OPERATING INCOME	17,124	10.1	11,292	8.1	5,832
Other income (expense), net	182	0.1	(131)	(0.1)	313
INCOME BEFORE INCOME TAXES	17,306	10.2	11,161	8.0	6,145
Income taxes	4,606	2.7	1,794	1.3	2,812
NET INCOME	12,700	7.5	9,367	6.8	3,333
Net loss (income) attributable to noncontrolling interests	5	0.0	(1)	0.0	6
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$12,705	7.5%	$9,366	6.8%	$3,339
Net sales. In 2025, net sales were $169.6 million, an increase of $30.9 million, or 22%, compared to 2024. Excluding the effect of currency translation, net sales increased 23% as summarized in the following table:

	Three Months Ended June 30,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net sales
PLP-USA	$79,290	$59,900	$19,390	$—	$19,390	32%
The Americas	28,508	21,815	6,693	(2,065)	8,758	40%
EMEA	31,910	32,039	(129)	1,521	(1,650)	(5)%
Asia-Pacific	29,893	24,966	4,927	11	4,916	20%
Consolidated	$169,601	$138,720	$30,881	$(533)	$31,414	23%

The increase in PLP-USA net sales of $19.4 million, or 32%, was primarily due to higher volumes in energy and communications sales. International net sales for the three months ended June 30, 2025 were unfavorably affected by $0.5 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $28.5 million increased $8.8 million, or 40%, primarily due to higher volumes in energy product sales and an increase in communications sales due to the acquisition of JAP Telecom in May 2025. EMEA net sales of $31.9 million decreased $1.7 million, or 5%, primarily due to lower volume in communications product sales, partially offset by an increase in special industry sales. Asia-Pacific net sales of $29.9 million increased $4.9 million, or 20%, primarily due to higher volumes in energy product sales.
Gross profit. Gross profit of $55.4 million for 2025 increased $11.1 million, or 25%, compared to 2024. Excluding the effect of currency translation, gross profit increased $11.3 million, or 26%, as summarized in the following table:

	Three Months Ended June 30,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Gross profit
PLP-USA	$28,062	$20,743	$7,319	$—	$7,319	35%
The Americas	8,424	6,712	1,712	(614)	2,326	35%
EMEA	9,511	9,364	147	438	(291)	(3)%
Asia-Pacific	9,402	7,454	1,948	(23)	1,971	26%
Consolidated	$55,399	$44,273	$11,126	$(199)	$11,325	26%
PLP-USA gross profit of $28.1 million increased by $7.3 million, or 35%, compared to the same period in 2024, primarily due to higher sales volumes and favorable product mix, partially offset by higher tariff and manufacturing costs. International gross profit for the period ended June 30, 2025 was unfavorably impacted by $0.2 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increased $2.3 million, or 35%, which was primarily the result of higher sales volumes. EMEA gross profit decreased $0.3 million, or 3%, primarily due to lower sales volumes. Asia-Pacific gross profit increased $2.0 million, or 26%, which was primarily driven by higher sales volumes.
Costs and expenses. Costs and expenses of $38.3 million for the three months ended June 30, 2025 increased $5.3 million, or 16%, when compared to 2024, which are similar results when the effect of currency translation and intercompany transactions is excluded, as summarized in the following table:

	Three Months Ended June 30,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Due to Intercompany Transactions	Change Excluding Currency and Intercompany Transactions	% Change
Costs and expenses
PLP-USA	$17,413	$16,939	$474	$—	$(1,756)	$2,230	13%
The Americas	6,736	4,644	2,092	(398)	967	1,523	33%
EMEA	7,950	5,388	2,562	353	428	1,781	33%
Asia-Pacific	6,176	6,010	166	9	361	(204)	(3)%
Consolidated	$38,275	$32,981	$5,294	$(36)	$—	$5,330	16%
Excluding intercompany transactions, PLP-USA costs and expenses increased $2.2 million, or 13% year-over-year, primarily due to higher selling costs and personnel costs. International costs and expenses for the three months ended June 30, 2025 were nominally impacted when local currencies were translated to U.S. dollars and unfavorably impacted by intercompany transactions with PLP-USA. The following discussion of costs and expenses excludes the effect of currency translation and intercompany transactions. The Americas costs and expenses of $6.7 million increased $1.5 million primarily due to an increase in selling, general, and administrative and the impact of foreign currency remeasurement. EMEA costs and expenses of $8.0 million increased by $1.8 million primarily due to a recovery of bad debt in the second quarter of 2024 that did not recur. Asia-Pacific costs and expenses of $6.2 million decreased $0.2 million primarily due to a reduction in selling costs.
Other Income (Expense), net. Other income, net of $0.2 million for the three months ended June 30, 2025 was favorable by $0.3 million when compared to Other expense, net for the three months ended June 30, 2024 of $0.1 million. The favorable movement was mainly due to lower interest expense from reduced debt balances.

Income taxes. Income taxes for the three months ended June 30, 2025 and 2024 were $4.6 million and $1.8 million based on pre-tax income of $17.3 million and $11.2 million, respectively. The tax rate for the three months ended June 30, 2025 and 2024 was 27% and 16%, respectively. The effective tax rate for the three months ended June 30, 2025 was higher than the effective tax rate for the same period in 2024 mainly due to the unfavorable impact from certain adjustments including nondeductible compensation and non-recurring rate benefits received in 2024 from amending prior year returns, partially offset by a favorable impact from the mix of earned income in certain foreign jurisdictions.
Net income. As a result of the preceding items, net income for the three months ended June 30, 2025 was $12.7 million, compared to $9.4 million for 2024. Excluding the effect of currency translation, net income increased $3.4 million as summarized in the following table. The increase in net income was due to increases in operating income described above as well as lower interest expense, partially offset by higher tax expense:

	Three Months Ended June 30,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net income (loss)
PLP-USA	$7,745	$3,345	$4,400	$—	$4,400	132%
The Americas	1,302	1,796	(494)	(84)	(410)	(23)%
EMEA	1,367	2,975	(1,608)	51	(1,659)	(56)%
Asia-Pacific	2,291	1,250	1,041	6	1,035	83%
Consolidated	$12,705	$9,366	$3,339	$(27)	$3,366	36%
SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO SIX MONTHS ENDED JUNE 30, 2024
The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the six months ended June 30, 2025 and 2024. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended June 30,
(Thousands of dollars)	2025		2024		Change
Net sales	$318,142	100.0%	$279,625	100.0%	$38,517
Cost of products sold	214,072	67.3	191,220	68.4	22,852
GROSS PROFIT	104,070	32.7	88,405	31.6	15,665
Costs and expenses	73,816	23.2	65,554	23.4	8,262
OPERATING INCOME	30,254	9.5	22,851	8.2	7,403
Other income, net	723	0.2	168	0.1	555
INCOME BEFORE INCOME TAXES	30,977	9.7	23,019	8.2	7,958
Income taxes	6,724	2.1	4,049	1.4	2,675
NET INCOME	24,253	7.6	18,970	6.8	5,283
Net income attributable to noncontrolling interests	(31)	(0.0)	(8)	(0.0)	(23)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$24,222	7.6%	$18,962	6.8%	$5,260

Net sales. In 2025, net sales were $318.1 million, an increase of $38.5 million, or 14%, compared to 2024. Excluding the effect of currency translation, net sales increased 16% as summarized in the following table:

	Six Months Ended June 30,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net sales
PLP-USA	$153,296	$130,637	$22,659	$—	$22,659	17%
The Americas	50,787	40,173	10,614	(5,270)	15,884	40%
EMEA	61,903	60,693	1,210	1,081	129	—%
Asia-Pacific	52,156	48,122	4,034	(740)	4,774	10%
Consolidated	$318,142	$279,625	$38,517	$(4,929)	$43,446	16%
The increase in PLP-USA net sales of $22.7 million, or 17%, was primarily due to higher volumes in energy and communications product sales. International net sales for the six months ended June 30, 2025 were unfavorably affected by $4.9 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $50.8 million increased $15.9 million, or 40%, primarily due to an increase in energy product sales. EMEA net sales of $61.9 million increased $0.1 million, primarily due to higher volume in energy product sales. Asia-Pacific net sales of $52.2 million increased $4.8 million, or 10%, primarily due to volume increases in energy product and special industries sales.
Gross profit. Gross profit of $104.1 million for 2025 increased $15.7 million, or 18%, compared to 2024. Excluding the effect of currency translation, gross profit increased $17.2 million, or 19%, as summarized in the following table:

	Six Months Ended June 30,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Gross profit
PLP-USA	$54,900	$45,439	$9,461	$—	$9,461	21%
The Americas	15,511	11,678	3,833	(1,640)	5,473	47%
EMEA	18,388	17,682	706	357	349	2%
Asia-Pacific	15,271	13,606	1,665	(231)	1,896	14%
Consolidated	$104,070	$88,405	$15,665	$(1,514)	$17,179	19%
PLP-USA gross profit of $54.9 million increased by $9.5 million, or 21%, compared to the same period in 2024, primarily due to higher sales volumes and favorable product mix, partially offset by higher tariff and manufacturing costs. International gross profit for the period ended June 30, 2025 was unfavorably impacted by $1.5 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increased $5.5 million, or 47%, which was primarily the result of higher sales volumes and favorable product mix. EMEA gross profit increased $0.3 million, or 2%, primarily due to favorable product mix. Asia-Pacific gross profit increased $1.9 million, or 14%, which was primarily driven by higher sales volume and favorable product mix.

Costs and expenses. Costs and expenses of $73.8 million for the six months ended June 30, 2025 increased $8.3 million, or 13%, when compared to 2024. Excluding the effect of currency translation and intercompany transactions, costs and expenses increased $9.2 million, or 14%, as summarized in the following table:

	Six Months Ended June 30,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Due to Intercompany Transactions	Change Excluding Currency and Intercompany Transactions	% Change
Costs and expenses
PLP-USA	$34,567	$35,102	$(535)	$—	$(3,553)	$3,018	9%
The Americas	12,224	9,364	2,860	(1,016)	1,921	1,955	21%
EMEA	15,300	11,519	3,781	237	900	2,644	23%
Asia-Pacific	11,725	9,569	2,156	(121)	732	1,545	16%
Consolidated	$73,816	$65,554	$8,262	$(900)	$—	$9,162	14%
PLP-USA costs and expenses of $34.6 million increased $3.0 million, or 9% year-over-year. PLP-USA’s increase was primarily attributable to higher selling costs and personnel costs. International costs and expenses for the six months ended June 30, 2025 were favorably impacted by $0.9 million when local currencies were translated to U.S. dollars and unfavorably impacted by intercompany transactions with PLP-USA. The following discussion of costs and expenses excludes the effect of currency translation and intercompany transactions. The Americas costs and expenses of $12.2 million increased $2.0 million primarily due to an increase in personnel costs and the impact of foreign currency remeasurement. EMEA costs and expenses of $15.3 million increased by $2.6 million primarily due to higher personnel cost and a recovery of bad debt in the second quarter of 2024 that did not recur. Asia-Pacific costs and expenses of $11.7 million increased $1.5 million primarily due to a gain on the sale of capital assets in the first quarter of 2024 that did not recur.
Other income, net. Other income, net of $0.7 million for the six months ended June 30, 2025 was favorable by $0.5 million when compared to Other income, net for the six months ended June 30, 2024 of $0.2 million. The favorable movement was due to lower interest expense from reduced debt balances and a government incentive received in the first quarter of 2025 related to our facility in China, partially offset by lower interest income for the six months ended June 30, 2025.
Income taxes. Income taxes for the six months ended June 30, 2025 and 2024 were $6.7 million and $4.0 million based on pre-tax income of $31.0 million and $23.0 million, respectively. The tax rate for the six months ended June 30, 2025 and 2024 was 22% and 18%, respectively. The effective tax rate for the six months ended June 30, 2025 was higher than the effective tax rate for the same period in 2024 mainly due to the unfavorable impact from certain adjustments including nondeductible compensation and non-recurring rate benefits received in 2024 from amending prior year returns, partially offset by a favorable impact from the mix of earned income in certain foreign jurisdictions.
Net income. As a result of the preceding items, net income for the six months ended June 30, 2025 was $24.2 million, compared to $19.0 million for 2024. Excluding the effect of currency translation, net income increased $5.5 million as summarized in the following table. The increase in net income was due to increases in operating income described above, partially offset by lower interest income and higher tax expense:

	Six Months Ended June 30,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net income (loss)
PLP-USA	$16,182	$8,661	$7,521	$—	$7,521	87%
The Americas	2,698	2,693	5	(290)	295	11%
EMEA	2,555	4,555	(2,000)	81	(2,081)	(46)%
Asia-Pacific	2,787	3,053	(266)	(41)	(225)	(7)%
Consolidated	$24,222	$18,962	$5,260	$(250)	$5,510	29%

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
Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first six months of 2025, we used cash of $19.4 million for capital expenditures. We ended the first six months of 2025 with $66.9 million of cash, cash equivalents and restricted cash (collectively, “Cash”). Our Cash is held in various locations throughout the world. At June 30, 2025, the majority of our Cash was held outside the U.S. We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future operating cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.
Total debt, including notes payable, at June 30, 2025 was $36.2 million. The Company maintained a credit facility (the "Facility") with a capacity of $90.0 million. On March 14, 2025, the Company amended the Facility to extend the maturity date from March 2, 2026 to June 30, 2028. In addition, the amendment increased the amount of unsecured borrowings that the Company is permitted to incur outside of the Facility from $40.0 million to $60.0 million and included PLP Spain as an additional borrower.
Subsequently, on July 30, 2025, the Company amended the Facility to reduce the borrowing capacity from $90.0 million to $60.0 million as well as increase the indebtedness limit secured by mortgages, security interests or other liens permitted from $35.0 million to $55.0 million. There were no other material changes to the Facility.
At June 30, 2025, our unused availability under the Facility was $79.6 million and our bank debt to equity percentage was 7.9%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At June 30, 2025, the Company was in compliance with these covenants.
Our Asia-Pacific segment had $0.1 million in restricted cash for the periods ended June 30, 2025 and December 31, 2024, respectively. The restricted cash was used to secure bank guarantees and is included in Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets.
On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. As of June 30, 2025, $11.6 million was outstanding on this debt facility, of which $2.1 million was classified as current. The aircraft has been pledged as collateral against the loan.
Subsequently, on July 16, 2025, PLP Poland (Belos) S.A. ("PLP Poland"), a subsidiary of the Company, entered into a non-revolving investment loan with Bank Polska Kasa Opieki Spolka Akcynja ("Bank Pekao S.A") to finance the construction of a new manufacturing plant for an amount up to PLN100.3 million ($27.4 million). The maturity date of the loan is January 31, 2035 and is payable in annual installments in the amounts of PLN5.3 million ($1.5 million) in 2026, PLN9.0 million ($2.5 million) in 2027, PLN9.6 million ($2.6 million) in 2028 through 2034, and PLN18.8 million ($5.2 million) in 2035.
The loan will bear interest at the one month Warsaw Interbank Offered Rate ("WIBOR") plus 1.0% unless the Company does not meet the covenants as set forth in the Facility with PNC, at which point the WIBOR spread becomes 1.5%. The current manufacturing plant owned by PLP Poland, the plant under construction and all fixed assets within the plants are pledged as collateral against the loan. The loan also is guaranteed by the Company
We expect that our major source of funding for 2025 and beyond will be our operating cash flows, our existing Cash as well as our Facility agreement. Except for current earnings in certain jurisdictions, our operating income is deemed to be indefinitely reinvested in foreign jurisdictions. We currently do not intend nor foresee a need to repatriate these funds. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months and thereafter for the foreseeable future. In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions. We also believe that we can further expand our borrowing capacity, if necessary; however, we do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.

Sources and Uses of Cash
Net cash provided by operating activities for the six months ended June 30, 2025 was $32.6 million compared to $34.0 million in the comparable prior year six-month period. The $1.4 million decrease was primarily a result of changes in operating assets and liabilities offset by an increase in net income.
Net cash used in investing activities for the six months ended June 30, 2025 was $22.2 million compared to $4.3 million in the comparable prior year six-month period. The $17.9 million change was primarily a result of the acquisition of JAP Telecom in May 2025 and an increase in capital expenditures, primarily related to the acquisition of new land and a building in Spain and the construction of a new manufacturing plant in Poland.
Net cash used in financing activities for the six months ended June 30, 2025 was $4.8 million compared to $33.5 million in the comparable prior year six-month period. The $28.7 million change was primarily the result of a reduction in net payments of long-term debt.
We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and finance leases primarily for equipment. At June 30, 2025, we had $1.8 million of current operating lease liabilities and $6.7 million of noncurrent operating lease liabilities. Total liabilities related to finance lease obligations were less than $0.7 million at June 30, 2025.
As of June 30, 2025, the Company had total outstanding guarantees of $14.6 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of June 30, 2025, the Company had total outstanding letters of credit of $2.9 million.
The Company has borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At June 30, 2025, and December 31, 2024, $14.2 million and $8.8 million was outstanding, of which $6.3 million and $8.2 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.
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
•The potential impact of global economic conditions, including the impact of inflation, recently enacted tariffs and related economic uncertainty, and rising interest rates, on the Company’s ongoing profitability and future growth opportunities in the Company’s core markets in the U.S. and other foreign countries, which may experience continued or further instability due to political and economic conditions, social unrest, acts of war, military conflict (including the ongoing Russian-Ukrainian, Israeli-Palestinian and Iranian conflicts), international hostilities or the perception that hostilities may be imminent, terrorism, changes in diplomatic and trade relationships and public health concerns (including viral outbreaks such as COVID-19);
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
•Changes and uncertainty in significant government regulations and funding priorities, including those affecting environmental compliance or regulatory or third-party litigation matters;
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934, as amended, during the six-month period ended June 30, 2025 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 1, 2023, the Board of Directors authorized a new plan to repurchase up to an additional 212,952 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three-month period ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April	—	$—	—	171,915
May	14,473	$137.11	14,473	157,442
June	2,555	$143.27	2,555	154,887
Total	17,028
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
On July 30, 2025, PLPC and certain of its subsidiaries and PNC Bank, National Association ("PNC"), entered into a Joinder and Amendment No. 9 (the "Amendment") to the Amended and Restated Loan Agreement dated September 24, 2015, as amended between the parties (as amended, the "Amended Loan Agreement") and the Fifteenth Amended and Restated Line of Credit Note (as amended and restated, the "Amended Note"), which amended and restated the outstanding line of credit note under the Amended Loan Agreement. The Amended Loan Agreement and the Amended Note Provide for the Company's Facility under which it and certain subsidiaries were able to borrow up to $90 million prior to the amendment. The changes to the Facility caused by the Amendment and the Amended Note include (1) the reduction of the borrowing capacity from $90.0 million to $60.0 million and (2) the increase of the indebtedness limit secured by mortgages, security interests or other liens permitted from $35.0 million to $55.0 million. Copies of the Amendment and Amended Note are attached hereto as Exhibits 10.1 and 10.2, respectively

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit

4.4
Preformed Line Products Company 2025 Incentive Plan (previously filed as Appendix A to the Registrant’s Proxy Statement for its 2025 Annual Meeting, Schedule 14A (File No. 0-31164), filed on March 21, 2025 and incorporated herein by reference).

10.1	Joinder and Amendment No. 9 to the Credit Facility dated July 30, 2025, as amended, between the Company and PNC Bank, National Association, filed herewith.

10.2	Fifteenth Amended and Restated Line of Credit Note, dated July 30, 2025, between the Company and PNC, National Association, filed herewith.

10.3
Investment Loan Agreement, dated July 16, 2025, between PLP Poland (Belos) S.A. and Bank Pekao S.A., (English translation) previously filed as Exhibit 10.1 to Form 8-K (File No. 0-31164), filed on July 22, 2025 and incorporated herein by reference).

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

Preformed Line Products Company

July 31, 2025	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Executive Chairman
(principal executive officer)

July 31, 2025	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(principal financial and accounting officer)