Form 10-Q
period 2025-09-30
PREFORMED LINE PRODUCTS CO
filed 2025-10-30
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal quarter ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding as of October 17, 2025: 4,901,871.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash, cash equivalents and restricted cash	$72,946	$57,244
Accounts receivable, net	120,794	111,402
Inventories, net	146,089	129,913
Prepaid expenses	14,117	11,720
Other current assets	6,330	5,514
TOTAL CURRENT ASSETS	360,276	315,793
Property, plant and equipment, net	217,781	195,086
Operating lease, right-of-use assets	9,932	10,117
Goodwill	30,480	26,685
Other intangible assets, net	9,672	9,656
Deferred income taxes	7,310	6,546
Other assets	9,172	9,994
TOTAL ASSETS	$644,623	$573,877
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable	$48,858	$41,951
Notes payable to banks	2,847	7,782
Operating lease liabilities, current	1,804	1,588
Current portion of long-term debt	4,660	2,430
Accrued compensation and other benefits	30,728	25,904
Accrued expenses and other liabilities	24,452	25,503
Dividends payable	1,198	1,293
Income taxes payable	1,896	1,962
TOTAL CURRENT LIABILITIES	116,443	108,413
Long-term debt, less current portion	31,346	18,357
Operating lease liabilities, noncurrent	6,180	6,538
Deferred income taxes	5,655	3,766
Other noncurrent liabilities	18,661	14,479
SHAREHOLDERS' EQUITY
Common shares $2 par value per share, 15,000,000 shares authorized, 4,901,871 and 4,913,621 issued and outstanding, at September 30, 2025 and December 31, 2024	13,831	13,752
Common shares issued to rabbi trust, 222,506 and 222,887 shares at September 30, 2025 and December 31, 2024, respectively	(9,586)	(9,575)
Deferred compensation liability	9,586	9,575
Paid-in capital	65,641	65,093
Retained earnings	576,985	553,179
Treasury shares, at cost, 2,013,240 and 1,961,772 shares at September 30, 2025 and December 31, 2024, respectively	(134,676)	(126,800)
Accumulated other comprehensive loss	(55,476)	(82,909)
TOTAL PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS' EQUITY	466,305	422,315
Noncontrolling interest	33	9
TOTAL SHAREHOLDERS' EQUITY	466,338	422,324
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$644,623	$573,877
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Thousands, except per share data)
Net sales	$178,087	$146,973	$496,229	$426,597
Cost of products sold	125,238	101,195	339,310	292,415
GROSS PROFIT	52,849	45,778	156,919	134,182
Costs and expenses
Selling	13,252	12,318	38,525	36,146
General and administrative	19,149	16,414	55,440	48,272
Research and engineering	6,182	5,545	17,356	16,334
Other operating expense, net	1,134	1,109	2,212	186
	39,717	35,386	113,533	100,938
OPERATING INCOME	13,132	10,392	43,386	33,244
Other income (expense)
Interest income	683	538	1,577	1,856
Interest expense	(312)	(564)	(1,006)	(1,840)
Pension termination expense	(11,657)	—	(11,657)	—
Other income, net	510	64	1,033	189
	(10,776)	38	(10,053)	205
INCOME BEFORE INCOME TAXES	2,356	10,430	33,333	33,449
Income tax (benefit) expense	(263)	2,734	6,461	6,783
NET INCOME	$2,619	$7,696	$26,872	$26,666
Net expense (income) attributable to noncontrolling interests	7	(16)	(24)	(24)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$2,626	$7,680	$26,848	$26,642
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,915	4,904	4,925	4,911
Diluted	4,941	4,977	4,951	4,959
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$0.53	$1.57	$5.45	$5.42
Diluted	$0.53	$1.54	$5.42	$5.37

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

(Thousands of dollars)
Net income	$2,619	$7,696	$26,872	$26,666
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,708	7,483	22,060	(5,053)
Pension adjustment, net of tax	5,127	89	5,373	267
Other comprehensive income (loss), net of tax	6,835	7,572	27,433	(4,786)
Comprehensive expense (income) attributable to noncontrolling interests	7	(16)	(24)	(24)
COMPREHENSIVE INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$9,461	$15,252	$54,281	$21,856
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$26,872	$26,666
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	16,889	15,982
Deferred income taxes	1,265	(3,012)
Share-based compensation expense	3,973	1,949
Pension termination expense	11,657	—
Loss (gain) on sale of property and equipment	24	(1,939)
Other, net	3,066	999
Changes in operating assets and liabilities
Contributions to company pension plan	(2,872)	—
Other, net	(9,351)	2,768
NET CASH PROVIDED BY OPERATING ACTIVITIES	51,523	43,413
INVESTING ACTIVITIES
Capital expenditures	(29,977)	(11,220)
Proceeds from the sale of property and equipment	324	3,493
Proceeds from sale of investments	1,679	—
Purchases of investments	(451)	—
Acquisition of businesses, net of cash	(4,746)	—
NET CASH USED IN INVESTING ACTIVITIES	(33,171)	(7,727)
FINANCING ACTIVITIES
(Payments) proceeds of notes payable to banks	(5,025)	914
Proceeds from long-term debt	19,035	94,023
Payments of long-term debt	(5,463)	(122,075)
Dividends paid	(3,137)	(3,097)
Proceeds from issuance of common shares	397	160
Stock incentive plan payments	(3,799)	—
Purchase of common shares for treasury	(389)	(113)
Purchase of common shares for treasury from related parties	(7,487)	(8,141)
Other	(1,474)	(2,473)
NET CASH USED IN FINANCING ACTIVITIES	(7,342)	(40,802)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	4,692	(993)
Net increase (decrease) in cash, cash equivalents and restricted cash	15,702	(6,109)
Cash, cash equivalents and restricted cash at beginning of year	57,244	53,607
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$72,946	$47,498
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share data)	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$13,752	$(9,575)	$9,575	$65,093	$553,179	$(126,800)	$(77,536)	$(5,373)	$422,315	$9	$422,324
Net income					11,517				11,517	36	11,553
Foreign currency translation adjustment							6,671		6,671		6,671
Pension adjustment, net of tax								123	123		123
Total comprehensive income									18,311	36	18,347
Purchase of 860 common shares						(131)			(131)		(131)
Stock incentive plan activity	68			(2,888)		(881)			(3,701)		(3,701)
Common shares issued to rabbi trust of 147, net		(19)	19						—		—
Cash dividends declared – $0.20 per share					(1,018)				(1,018)		(1,018)
Balance at March 31, 2025	$13,820	$(9,594)	$9,594	$62,205	$563,678	$(127,812)	$(70,865)	$(5,250)	$435,776	$45	$435,821
Net income					12,705				12,705	(5)	12,700
Foreign currency translation adjustment							13,681		13,681		13,681
Pension adjustment, net of tax								123	123		123
Total comprehensive income									26,509	(5)	26,504
Purchase of 17,028 common shares						(2,351)			(2,351)		(2,351)
Stock incentive plan activity	3			1,814					1,817		1,817
Common shares issued to rabbi trust of 134, net		(19)	19						—		—
Cash dividends declared – $0.20 per share					(1,015)				(1,015)		(1,015)
Balance at June 30, 2025	$13,823	$(9,613)	$9,613	$64,019	$575,368	$(130,163)	$(57,184)	$(5,127)	$460,736	$40	$460,776
Net income					2,626				2,626	(7)	2,619
Foreign currency translation adjustment							1,708		1,708		1,708
Pension adjustment, net of tax								5,127	5,127		5,127
Total comprehensive income									9,461	(7)	9,454
Purchase of 26,858 common shares						(4,513)			(4,513)		(4,513)
Stock incentive plan activity	8			1,622					1,630		1,630
Common shares distributed from rabbi trust of 662, net		27	(27)						—		—
Cash dividends declared – $0.20 per share					(1,009)				(1,009)		(1,009)
Balance at September 30, 2025	$13,831	$(9,586)	$9,586	$65,641	$576,985	$(134,676)	$(55,476)	$—	$466,305	$33	$466,338

							Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share data)	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$13,607	$(10,183)	$10,183	$60,958	$520,154	$(118,249)	$(55,828)	$(4,478)	$416,164	$(8)	$416,156
Net income					9,596				9,596	7	9,603
Foreign currency translation adjustment							(6,565)		(6,565)		(6,565)
Pension adjustment, net of tax								89	89		89
Total comprehensive income									3,120	7	3,127
Stock incentive plan activity	104			450		(5,452)			(4,898)		(4,898)
Common shares distributed from rabbi trust of 4,477, net		(31)	31						—		—
Cash dividends declared – $0.20 per share					(1,017)				(1,017)		(1,017)
Balance at March 31, 2024	$13,711	$(10,214)	$10,214	$61,408	$528,733	$(123,701)	$(62,393)	$(4,389)	$413,369	$(1)	$413,368
Net income					9,366				9,366	1	9,367
Foreign currency translation adjustment							(5,971)		(5,971)		(5,971)
Pension adjustment, net of tax								89	89		89
Total comprehensive income									3,484	1	3,485
Stock incentive plan activity	—			953					953		953
Purchase of 4,540 common shares						(568)			(568)		(568)
Common shares distributed from rabbi trust of 146, net		(19)	19						—		—
Cash dividends declared – $0.20 per share					(1,020)				(1,020)		(1,020)
Balance at June 30, 2024	$13,711	$(10,233)	$10,233	$62,361	$537,079	$(124,269)	$(68,364)	$(4,300)	$416,218	$—	$416,218
Net income					7,680				7,680	16	7,696
Foreign currency translation adjustment							7,483		7,483		7,483
Pension adjustment, net of tax								89	89		89
Total comprehensive income									15,252	16	15,268
Stock incentive plan activity	4			747					751		751
Purchase of 17,822 common shares						(2,234)			(2,234)		(2,234)
Common shares distributed from rabbi trust of 16,046, net		676	(676)						—		—
Cash dividends declared – $0.20 per share					(1,016)				(1,016)		(1,016)
Balance at September 30, 2024	$13,715	$(9,557)	$9,557	$63,108	$543,743	$(126,503)	$(60,881)	$(4,211)	$428,971	$16	$428,987
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
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2025.
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
In September 2025, the FASB issued Accounting Standards Update No. 2025-06, "Intangibles - Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targets Improvements to the Accounting for Internal-Use Software." This ASU removes all references to software development "project stages." Instead, capitalization begins when the following conditions are met; management has authorized funding the software project, it is probable that the project will be completed and the software will be used for its intended function. This ASU is effective for annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of adopting this ASU.
New Regulations
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain businesses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the OBBBA's impact on the consolidated financial statements.

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
Disaggregated Revenue
The Company’s revenues by segment and product type are as follows:

	Three Months Ended September 30, 2025
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	60%	84%	75%	73%	69%
Communications	34%	15%	20%	2%	23%
Special Industries	6%	1%	5%	25%	8%
Total	100%	100%	100%	100%	100%

	Three Months Ended September 30, 2024
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	61%	79%	71%	78%	70%
Communications	32%	18%	24%	3%	23%
Special Industries	7%	3%	5%	19%	7%
Total	100%	100%	100%	100%	100%

	Nine Months Ended September 30, 2025
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	61%	84%	73%	75%	68%
Communications	34%	15%	20%	3%	23%
Special Industries	5%	1%	7%	22%	8%
Total	100%	100%	100%	100%	99%

	Nine Months Ended September 30, 2024
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	64%	78%	71%	77%	71%
Communications	30%	20%	24%	3%	22%
Special Industries	6%	2%	5%	20%	7%
Total	100%	100%	100%	100%	100%

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

	Nine Months Ended September 30,
	2025	2024
Allowance for credit losses, beginning of period	$6,958	$8,260
Additions (reductions) charged to costs and expenses	893	(1,165)
Write-offs	(250)	(209)
Foreign exchange and other	57	(203)
Allowance for credit losses, end of period	$7,658	$6,683
NOTE 3 - INVENTORIES, NET
Inventories, net
Inventory is carried at lower of cost or net realizable value. The components of inventory are as follows:

	September 30, 2025	December 31, 2024
Raw materials	$87,824	$75,138
Work-in-process	17,860	12,225
Finished products	56,850	52,792
Inventories, net of excess and obsolete inventory reserve	162,534	140,155
Excess of current cost over LIFO cost	(16,445)	(10,242)
Inventories at LIFO cost	$146,089	$129,913
Costs for inventories of certain material, mainly in the U.S., are determined using the Last-In First-Out ("LIFO") method and totaled approximately $39.6 million at September 30, 2025 and $46.5 million at December 31, 2024. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three-month periods ended September 30, 2025 and 2024, the net change in LIFO inventories resulted in expense of $3.8 million and $0.2 million, respectively, to Cost of products sold. During the nine-month periods ended September 30, 2025 and 2024, the net change in LIFO inventories resulted in expense of $6.2 million and of $0.6 million, respectively, to Cost of products sold. The Company’s reserves for slow moving and obsolete inventory were $17.9 million at September 30, 2025 and $17.7 million at December 31, 2024.
NOTE 4 - PROPERTY AND EQUIPMENT, NET
Major classes of property, plant and equipment are as follows:

	September 30, 2025	December 31, 2024
Land and improvements	$27,133	$20,204
Buildings and improvements	130,641	125,076
Machinery, equipment and aircraft	268,297	252,759
Construction in progress	23,623	10,884
Property, plant and equipment, gross	449,694	408,923
Less accumulated depreciation	(231,913)	(213,837)
Property, plant and equipment, net	$217,781	$195,086

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
The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flow. As of September 30, 2025 and December 31, 2024, there were zero reserves for known global legal matters.
As of September 30, 2025 and December 31, 2024, the Company has included $6.7 million of advanced payments by customers for future projects in Accrued expenses and other liabilities on the Consolidated Balance Sheets.
NOTE 6 - PENSION PLANS
In 2024, the Company used a December 31 measurement date for the Preformed Line Products Company Employees’ Retirement Plan (the “U.S. Plan”).
The Company completed its previously announced U.S. Plan termination in the third quarter of 2025 through the purchase of a group annuity contract. Prior to the termination, the U.S. Plan was amended to provide certain participants who are not currently receiving benefits the opportunity during an election period of April 1, 2025 to May 31, 2025 to elect to receive their benefit in the form of a lump sum. Lump-sum payments of approximately $13.1 million were made during July and August of 2025 in connection with such elections. In August 2025, the Company contributed approximately $2.9 million to the U.S. Plan and purchased an annuity contract through a financial institution for approximately $18.0 million to fully liquidate the U.S. Plan.
Due to the termination of the U.S. Plan in August 2025, the Company remeasured the U.S. Plan at August 31, 2025. In the third quarter, the Company recorded a total non-cash pre-tax charge associated with the U.S. Plan termination of $11.7 million, of which $8.8 million represents the acceleration of deferred charges previously accrued in accumulated other comprehensive loss and $2.9 million represents the actuarial loss. This non-cash pre-tax charge is recognized within the pension termination expense line item on the Statement of Consolidated Income.
Excluding the pension termination charges, net periodic pension expense for the U.S. Plan for the three- and nine-month periods ended September 30, 2025 and 2024, respectively, follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest cost	$268	$387	$1,058	$1,162
Expected return on plan assets	(239)	(485)	(942)	(1,456)
Recognized net actuarial loss	110	117	432	351
Net periodic pension expense	$139	$19	$548	$57
Components of the recurring pension expense are included in Other income, net in the Consolidated Statements of Income.

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI")
The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total
Balance at June 30	$(5,127)	$(57,184)	$(62,311)	$(4,300)	$(68,364)	$(72,664)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	1,708	1,708	—	7,483	7,483

Amounts reclassified from AOCI:
Amortization of defined benefit pension activity (a)	435	—	435	89	—	89
Recognition of deferred losses from pension termination (a)	4,692	—	4,692	—	—	—
Net current period other comprehensive income	5,127	1,708	6,835	89	7,483	7,572
Balance at September 30	$—	$(55,476)	$(55,476)	$(4,211)	$(60,881)	$(65,092)

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total
Balance at January 1	$(5,373)	$(77,536)	$(82,909)	$(4,478)	$(55,828)	$(60,306)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	22,060	22,060	—	(5,053)	(5,053)

Amounts reclassified from AOCI:
Amortization of defined benefit pension activity (a)	681	—	681	267	—	267
Recognition of deferred losses from pension termination (a)	4,692	—	4,692	—	—	—
Net current period other comprehensive income (loss)	5,373	22,060	27,433	267	(5,053)	(4,786)
Balance at September 30	$—	$(55,476)	$(55,476)	$(4,211)	$(60,881)	$(65,092)
(a)This AOCI component is included in the computation of net periodic pension expense as noted in Note 6 – Pension Plans.

NOTE 8 - DEBT AND CREDIT ARRANGEMENTS
PNC Bank Credit Facility
As of September 30, 2025, the Company maintained a credit facility (the "Facility") with PNC Bank, National Association ("PNC") with a capacity of $60.0 million. On March 14, 2025, the Company amended the Facility to extend the maturity date from March 2, 2026 to June 30, 2028. In addition, the amendment increased the amount of unsecured borrowings that the Company is permitted to incur outside of the Facility from $40.0 million to $60.0 million and included PLP Spain as an additional borrower.
On July 30, 2025, the Company amended the Facility to reduce the borrowing capacity from $90.0 million to $60.0 million as well as increase the permitted indebtedness limit secured by mortgages, security interests or other liens from $35.0 million to $55.0 million. There were no other material changes to the Facility.
The interest rate for U.S. borrowing is defined as the Secured Overnight Financing Rate (“SOFR”) plus 1.225% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 3.00 to 1, at which point the SOFR spread becomes 1.600%. At September 30, 2025, the Company had utilized $7.9 million with $52.1 million available on the Facility. There were no long-term outstanding letters of credit on the Facility as of September 30, 2025. Our bank debt to equity percentage was 8.3%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At September 30, 2025, the Company was in compliance with these covenants.
Corporate Aircraft Term Loan
On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. The term of the loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $11.1 million outstanding on this debt facility at September 30, 2025, $2.1 million was classified as current. The aircraft has been pledged as collateral against the loan.
International Borrowing Facilities
The Company has other borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At September 30, 2025, and December 31, 2024, $19.9 million and $8.8 million were outstanding, of which $5.5 million and $8.2 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.
On July 16, 2025, PLP Poland (Belos) S.A. ("PLP Poland"), a subsidiary of the Company, entered into a non-revolving investment loan with Bank Polska Kasa Opieki Spolka Akcynja ("Bank Pekao S.A") to finance the construction of a new manufacturing plant for an amount up to PLN100.3 million ($27.6 million). The maturity date of the loan is January 31, 2035 and is payable in annual installments in the amounts of PLN5.3 million ($1.5 million) in 2026, PLN9.0 million ($2.6 million) in 2027, PLN9.6 million ($2.6 million) in 2028 through 2034, and PLN18.8 million ($5.3 million) in 2035.
The loan bears interest at the one month Warsaw Interbank Offered Rate ("WIBOR") plus 1.0% unless the Company does not meet the covenants as set forth in the Facility with PNC, at which point the WIBOR spread becomes 1.5%. The current manufacturing plant owned by PLP Poland, the plant under construction and all fixed assets within the plants are pledged as collateral against the loan. The loan also is guaranteed by the Company.
Restricted Cash
The Company's Asia-Pacific segment had $0.1 million in restricted cash used to secure bank guarantees at September 30, 2025 and December 31, 2024. The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash, cash equivalents and restricted cash.
NOTE 9 - INCOME TAXES

For the three-month period ended September 30, 2025 and 2024, the Company’s effective tax rate was (11)% and 26%, respectively. The lower effective tax rate for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was due to the decrease in income before income taxes attributable to the pension termination charges recorded in the third quarter of 2025 and a discrete tax benefit recorded related to the release of amounts in OCI attributed to the pension termination. For the nine-month period ended September 30, 2025 and 2024, the Company’s effective tax rate was 19% and 20%, respectively. The lower effective tax rates for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due to a discrete tax benefit recorded in the third quarter related to the release of amounts in OCI attributed to the pension termination, partially offset by increased foreign withholding taxes in the same period in 2024.
The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the period ended September 30, 2025, the Company did not record any additional valuation allowances in various jurisdictions on its deferred tax assets.

For the nine-month periods ending September 30, 2025 and 2024, the Company did not record any new uncertain tax positions.
NOTE 10 - COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented.
The calculation of basic and diluted earnings per share for the three and nine months ended September 30, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income	$2,626	$7,680	$26,848	$26,642

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	4,915	4,904	4,925	4,911
Dilutive effect – share-based awards	26	73	26	48
Diluted weighted-average common shares outstanding	4,941	4,977	4,951	4,959

Earnings per common share
Basic	$0.53	$1.57	$5.45	$5.42
Diluted	$0.53	$1.54	$5.42	$5.37

For the three and nine months ended September 30, 2025 and 2024, there were 7,500 and zero share-based awards, respectively, excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.
NOTE 11 - GOODWILL AND OTHER INTANGIBLES
The Company’s finite and indefinite-lived intangible assets consist of the following:

	September 30, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	718	(143)	637	(122)
Trademark	1,948	(1,715)	1,910	(1,685)
Technology	7,204	(4,630)	6,582	(3,933)
Customer relationships	18,681	(12,391)	17,399	(11,132)
	$33,357	$(23,685)	$31,334	$(21,678)
Indefinite-lived intangible assets
Goodwill	$30,480		$26,685
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

For the quantitative approach, the Company uses a combination of the income approach, which uses a discounted cash flow methodology, and the market approach, which uses comparable market multiples in computing fair value by reporting unit. The Company then compares the fair value of the reporting unit with its carrying value to assess if goodwill has been impaired. The fair value estimates are subjective and sensitive to significant assumptions, such as revenue growth rates, operating margins, the weighted average cost of capital, and estimated market multiples, all of which are affected by expectations of future market or economic conditions. The Company believes that the methodologies, significant assumptions, and weightings used are reasonable and result in appropriate fair values of the reporting units.
As a result of actual performance for the EMEA reporting unit falling short of internal forecasts, combined with an increase in projected capital expenditures related to the construction of a new manufacturing facility in 2025 and 2026, management identified a potential indicator of impairment as of September 30, 2025. The Company performed an interim impairment assessment and based on this review, the estimated fair value of the EMEA reporting unit exceeded its carrying amount by approximately 30%. The interim impairment assessment was performed using the same methodologies as the annual assessments discussed above and included revised forecasts, which are subject to various risks and uncertainties, including forecasted revenue, expenses and cash flows. Accordingly, management concluded that no impairment of goodwill was required for the EMEA reporting unit as of September 30, 2025.
No indicators of impairment were identified for the Company's other reporting units for the period ending September 30, 2025.
The Company’s only intangible asset with an indefinite life is goodwill. The Company’s goodwill is not deductible for tax purposes. Changes in the carrying amount of goodwill by reporting unit are shown in the following table:

	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2025	$3,078	$8,858	$14,749	$—	$26,685
Acquisitions	—	720	—	—	720
Currency translation	—	937	2,138	—	3,075
Balance at September 30, 2025	$3,078	$10,515	$16,887	$—	$30,480
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
The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024:

Description	Balance as of September 30, 2025	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$—	$—	$—	$—
Fixed income investments	—	—	—	—
Total assets	$—	$—	$—	$—

Liabilities:
Foreign currency forward contracts	$14	$—	$14	$—
Supplemental profit sharing plan	10,603	—	10,603	—
Total liabilities	$10,617	$—	$10,617	$—

Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$65	$—	$65	$—
Fixed income investments	1,142	1,142	—	—
Total assets	$1,207	$1,142	$65	$—

Liabilities:
Foreign currency forward contracts	$71	$—	$71	$—
Supplemental profit sharing plan	9,031	—	9,031	—
Total liabilities	$9,102	$—	$9,102	$—

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions. These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in Other income, net on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three and nine months ended September 30, 2025, the Company recognized net losses of zero and net gains of $0.1 million, respectively, on foreign currency forward contracts. For the three and nine months ended September 30, 2024, the Company recognized net losses of zero and $0.2 million, respectively, on foreign currency forward contracts.
The Company has a non-qualified supplemental profit sharing plan for its executives (the "Supplemental Profit Sharing Plan"). The liability for the unfunded Supplemental Profit Sharing Plan was $10.6 million at September 30, 2025 and $9.0 million at December 31, 2024. These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.
The Company had zero fixed income investments as of September 30, 2025. The Company’s fixed income investments as of December 31, 2024 of $1.1 million are recorded in Other assets on the Consolidated Balance Sheet and are valued using the closing price on the active market on which the securities are traded. There were no unrealized gains on the fixed income investments for the periods ended September 30, 2025 and 2024.
The carrying value of the Company’s current financial instruments, which include cash, cash equivalents and restricted cash, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments.
At September 30, 2025 and December 31, 2024, the fair value of the Company’s long-term debt was estimated using discounted cash flows analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	September 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$32,969	$36,006	$17,474	$20,787

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
The following tables present a summary of the Company’s reportable segments for the three- and nine-month periods ended September 30, 2025 and 2024. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended September 30, 2025
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$82,814	$32,032	$39,564	$35,142	$189,552
Intersegment sales	(1,997)	(2,700)	(1,491)	(5,277)	(11,465)
Net sales	80,817	29,332	38,073	29,865	178,087
Less:
Cost of products sold	57,143	20,269	25,663	22,163	125,238
Gross profit	23,674	9,063	12,410	7,702	52,849
Costs and expenses	16,264	7,474	8,272	7,707	39,717
Operating Income (Loss)	7,410	1,589	4,138	(5)	13,132
Interest income	165	381	110	27	683
Interest expense	(78)	(6)	(164)	(64)	(312)
Other (expense) income, net	(11,780)	61	37	535	(11,147)
(Loss) Income before income taxes	(4,283)	2,025	4,121	493	2,356
Income tax (benefit) expense	(2,599)	570	1,141	625	(263)
Total noncontrolling interest	—	—	7	—	7
Total net (loss) income attributable to Preformed Line Products Company shareholders	$(1,684)	$1,455	$2,987	$(132)	$2,626

	Three Months Ended September 30, 2024
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$68,274	$21,970	$34,333	$32,698	$157,275
Intersegment sales	(2,720)	(2,118)	(1,396)	(4,068)	(10,302)
Net sales	65,554	19,852	32,937	28,630	146,973
Less:
Cost of products sold	44,171	13,082	23,610	20,332	101,195
Gross profit	21,383	6,770	9,327	8,298	45,778
Costs and expenses	17,357	4,981	7,223	5,825	35,386
Operating Income	4,026	1,789	2,104	2,473	10,392
Interest income	4	387	116	32	538
Interest expense	(136)	(20)	(233)	(175)	(564)
Other (expense) income, net	(10)	51	29	(6)	64
Income before income taxes	3,883	2,207	2,016	2,324	10,430
Income tax expense	824	633	663	614	2,734
Total noncontrolling interest	—	—	(16)	—	(16)
Total net income attributable to Preformed Line Products Company shareholders	$3,059	$1,574	$1,337	$1,710	$7,680

	Nine Months Ended September 30, 2025
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$240,937	$87,346	$104,716	$94,820	$527,819
Intersegment sales	(6,824)	(7,228)	(4,739)	(12,799)	(31,590)
Net sales	234,113	80,118	99,977	82,021	496,229
Less:
Cost of products sold	155,538	55,545	69,179	59,048	339,310
Gross profit	78,575	24,573	30,798	22,973	156,919
Costs and expenses	50,832	19,697	23,572	19,432	113,533
Operating income	27,743	4,876	7,226	3,541	43,386
Interest income	346	901	235	95	1,577
Interest expense	(173)	(39)	(479)	(315)	(1,006)
Other (expense) income, net	(12,183)	134	307	1,118	(10,624)
Income before income taxes	15,733	5,872	7,289	4,439	33,333
Income tax expense	1,236	1,719	1,723	1,783	6,461
Total noncontrolling interest	—	—	(24)	—	(24)
Total net income attributable to Preformed Line Products Company shareholders	$14,497	$4,153	$5,542	$2,656	$26,848

	Nine Months Ended September 30, 2024
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$204,068	$66,558	$97,824	$88,083	$456,533
Intersegment sales	(7,877)	(6,532)	(4,194)	(11,333)	(29,936)
Net sales	196,191	60,026	93,630	76,750	426,597
Less:
Cost of products sold	129,370	41,578	66,621	54,846	292,415
Gross profit	66,821	18,448	27,009	21,904	134,182
Costs and expenses	52,460	14,344	18,743	15,391	100,938
Operating income	14,361	4,104	8,266	6,513	33,244
Interest income	3	1,581	203	69	1,856
Interest expense	(820)	(67)	(537)	(416)	(1,840)
Other (expense) income, net	(39)	126	107	(5)	189
Income before income taxes	13,505	5,744	8,039	6,161	33,449
Income tax expense	1,784	1,476	2,122	1,401	6,783
Total noncontrolling interest	—	—	(24)	—	(24)
Total net income attributable to Preformed Line Products Company shareholders	$11,719	$4,268	$5,893	$4,761	$26,642

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expenditure for long-lived assets
PLP-USA	$1,334	$1,152	$4,248	$5,656
The Americas	1,298	841	3,097	1,923
EMEA	7,602	1,050	21,102	2,557
Asia-Pacific	389	531	1,530	1,084
Total expenditure for long-lived assets	$10,623	$3,574	$29,977	$11,220

Depreciation and amortization
PLP-USA	$3,338	$2,973	$9,596	$8,687
The Americas	915	799	2,600	3,002
EMEA	1,003	869	2,841	2,532
Asia-Pacific	750	744	2,222	2,192
Total depreciation and amortization	$6,006	$5,385	$17,259	$16,413

	September 30, 2025	December 31, 2024
Identifiable assets
PLP-USA	$264,451	$245,388
The Americas	115,071	103,456
EMEA	164,226	125,013
Asia-Pacific	100,875	100,020
Total identifiable assets	$644,623	$573,877

Long-lived assets
PLP-USA	$114,469	$119,114
The Americas	25,529	20,446
EMEA	43,105	21,243
Asia-Pacific	34,678	34,283
Total long-lived assets	$217,781	$195,086
NOTE 14 - ACQUISITION OF BUSINESSES
Acquisition of JAP Telecom
On May 1, 2025, the Company acquired all issued and outstanding shares of J.A.P. Industria De Materiais Para Telefonia Ltda., (JAP Telecom) an entity headquartered in Pedreira, Brazil. JAP Telecom is a leading Brazilian designer, manufacturer, and supplier of connectivity solutions for the South American telecommunications infrastructure market with a product portfolio including fiber optic splice closures, connectivity devices, and infrastructure accessories tailored to the specific needs of the local market. JAP Telecom's annual sales for the year ending December 31, 2024 were approximately $4.6 million. The acquisition expands the Company's operational capabilities in the region and strengthens the Company's position in the global communications market. The purchase price was approximately $5.8 million, net of cash received.
The acquisition of JAP Telecom is accounted for using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recognized at their respective fair values on the acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The opening balance sheet is preliminary, and no material measurement period adjustments have been recorded as of September 30, 2025. Future adjustments are not expected to have a material impact to the Consolidated Statements of Income.
From the date of the acquisition through September 30, 2025, the Company’s consolidated financial statements included JAP Telecom sales of approximately $2.3 million and is reported in The Americas segment.

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
PREFACE
The following discussion describes our results of operations for the three and nine months ended September 30, 2025 and 2024. Our consolidated financial statements are prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends.
Net sales of $178.1 million increased $31.1 million for the three months ended September 30, 2025 year-over-year and net sales of $496.2 million increased $69.6 million for the nine months ended September 30, 2025 year-over-year, mainly due to an increase in energy and communication sales for the quarter. While our significant domestic manufacturing footprint provides a competitive advantage in the current high tariff environment, raw materials imports, particularly steel and aluminum, continue to be most impacted. Additionally, PLP-USA LIFO inventory valuation costs have accelerated due to tariffs, resulting in charges of $3.8 million and $6.2 million for the three-month and nine-month periods ending September 30, 2025. These amounts exclude cash-tax savings generated from lower pre-tax book income. While we continue to manage trade matters proactively, further tariff increases may give rise to inflationary pressures, which may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand.
Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. The fluctuations of foreign currencies during the three and nine months ended September 30, 2025 had a favorable impact on net sales of $1.9 million and an unfavorable impact of $3.0 million, respectively. The fluctuations on foreign currencies had a favorable impact of $0.3 million on net income for the three months ended September 30, 2025 and a de minimis impact on net income for the nine months ended September 30, 2025. The fluctuations of foreign currencies during the three and nine months ended September 30, 2024 had an unfavorable impact on net sales of $0.8 million and $1.1 million, respectively. The fluctuations on foreign currencies during the three and nine months ended September 30, 2024 had an unfavorable impact on net income of $0.1 million and $0.2 million, respectively. On a reportable segment basis, the impact of foreign currency translation on net sales and net income for the three and nine months ended September 30, 2025, was as follows:

	Foreign Currency Translation Impact
	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
(Thousands of dollars)	Net Sales	Net Income	Net Sales	Net Income
The Americas	$166	$3	$(5,103)	$(288)
EMEA	2,040	111	3,121	192
Asia-Pacific	(294)	143	(1,034)	102
Total	$1,912	$257	$(3,016)	$6
While uncertainty remains in the global economy due to tariffs and trade matters, we believe our business portfolio, including our significant U.S. manufacturing footprint, as well as our financial position, are sound and strategically well-positioned. We remain focused on assessing our global market opportunities and overall manufacturing capacity in conjunction with the requirements of local manufacturing in the markets that we serve. As necessary, we will modify redundant processes and further utilize our global manufacturing network to manage costs, including tariff-related impacts, increase sales volume and deliver value to our customers. Period cost containment continues to be a priority for the Company in 2025, and we continue to monitor and control discretionary spending where necessary. We have continued to invest in the business to expand into new markets for the Company, evaluate strategic mergers and acquisitions, improve efficiency, develop new products and increase our capacity. As of September 30, 2025, our liquidity remains strong with our bank debt to equity percentage at 8.3%. We can borrow needed funds at a competitive interest rate under the Facility.
RESULTS OF OPERATIONS
The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended September 30, 2025 and 2024. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended September 30,
(Thousands of dollars)	2025		2024		Change
Net sales	$178,087	100.0%	$146,973	100.0%	$31,114
Cost of products sold	125,238	70.3	101,195	68.9	24,043
GROSS PROFIT	52,849	29.7	45,778	31.1	7,071
Costs and expenses	39,717	22.3	35,386	24.1	4,331
OPERATING INCOME	13,132	7.4	10,392	7.1	2,740
Other (expense) income, net	(10,776)	(6.1)	38	—	(10,814)
INCOME BEFORE INCOME TAXES	2,356	1.3	10,430	7.1	(8,074)
Income tax (benefit) expense	(263)	(0.1)	2,734	1.9	(2,997)
NET INCOME	2,619	1.5	7,696	5.2	(5,077)
Net expense (income) attributable to noncontrolling interests	7	0.0	(16)	0.0	23
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$2,626	1.5%	$7,680	5.2%	$(5,054)
Net sales. In 2025, net sales were $178.1 million, an increase of $31.1 million, or 21%, compared to 2024. Excluding the effect of currency translation, net sales increased 20% as summarized in the following table:

	Three Months Ended September 30,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net sales
PLP-USA	$80,817	$65,554	$15,263	$—	$15,263	23%
The Americas	29,332	19,852	9,480	166	9,314	47%
EMEA	38,073	32,937	5,136	2,040	3,096	9%
Asia-Pacific	29,865	28,630	1,235	(294)	1,529	5%
Consolidated	$178,087	$146,973	$31,114	$1,912	$29,202	20%

The increase in PLP-USA net sales of $15.3 million, or 23%, was primarily due to higher volumes in energy and communications sales. International net sales for the three months ended September 30, 2025 were favorably affected by $1.9 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $29.3 million increased $9.3 million, or 47%, primarily due to higher volumes in energy product sales and an increase in communications sales due to the acquisition of JAP Telecom in May 2025. EMEA net sales of $38.1 million increased $3.1 million, or 9%, primarily due to higher volumes in energy product sales and special industry sales. Asia-Pacific net sales of $29.9 million increased $1.5 million, or 5%, primarily due to higher volumes in special industry sales.
Gross profit. Gross profit of $52.8 million for 2025 increased $7.1 million, or 15%, compared to 2024. Excluding the effect of currency translation, gross profit increased $6.5 million, or 14%, as summarized in the following table:

	Three Months Ended September 30,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Gross profit
PLP-USA	$23,674	$21,383	$2,291	$—	$2,291	11%
The Americas	9,063	6,770	2,293	60	2,233	33%
EMEA	12,410	9,327	3,083	619	2,464	26%
Asia-Pacific	7,702	8,298	(596)	(67)	(529)	(6)%
Consolidated	$52,849	$45,778	$7,071	$612	$6,459	14%
PLP-USA gross profit of $23.7 million increased by $2.3 million, or 11%, compared to the same period in 2024, primarily due to higher sales volumes, partially offset by higher tariff and manufacturing costs, including LIFO valuation costs. International gross profit for the period ended September 30, 2025 was favorably impacted by $0.6 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increased $2.2 million, or 33%, which was primarily the result of higher sales volumes. EMEA gross profit increased $2.5 million, or 26%, primarily due to higher sales volumes and favorable product mix. Asia-Pacific gross profit decreased $0.5 million, or 6%, which was primarily driven by higher inventory adjustments.
Costs and expenses. Costs and expenses of $39.7 million for the three months ended September 30, 2025 increased $4.3 million, or 12%, when compared to 2024. Excluding the effect of currency translation and intercompany transactions, costs and expenses increased $3.9 million, or 11%, as summarized in the following table:

	Three Months Ended September 30,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Due to Intercompany Transactions	Change Excluding Currency and Intercompany Transactions	% Change
Costs and expenses
PLP-USA	$16,264	$17,357	$(1,093)	$—	$(3,615)	$2,522	15%
The Americas	7,474	4,981	2,493	59	1,311	1,123	23%
EMEA	8,272	7,223	1,049	426	490	133	2%
Asia-Pacific	7,707	5,825	1,882	(11)	1,814	79	1%
Consolidated	$39,717	$35,386	$4,331	$474	$—	$3,857	11%
Excluding intercompany transactions, PLP-USA costs and expenses increased $2.5 million, or 15% year-over-year, primarily due to higher selling costs and personnel costs. International costs and expenses for the three months ended September 30, 2025 were unfavorably impacted when local currencies were translated to U.S. dollars and unfavorably impacted by intercompany transactions with PLP-USA. The following discussion of costs and expenses excludes the effect of currency translation and intercompany transactions. The Americas costs and expenses of $7.5 million increased $1.1 million primarily due to an increase in selling, general, and administrative costs. EMEA costs and expenses of $8.3 million increased by $0.1 million primarily due to an increase in personnel costs. Asia-Pacific costs and expenses of $7.7 million increased $0.1 million primarily due to an increase in personnel costs and engineering costs.
Other Expense, net. Other expense, net of $10.8 million for the three months ended September 30, 2025 was unfavorable by $10.8 million when compared to the nominal Other income, net for the three months ended September 30, 2024. The unfavorable movement was mainly due to an $11.7 million pension termination charge recorded, partially offset by government incentives received in 2025 related to our facility in China.

Income taxes. Income taxes for the three months ended September 30, 2025 and 2024 were $(0.3) million and $2.7 million based on pre-tax income of $2.4 million and $10.4 million, respectively. The tax rate for the three months ended September 30, 2025 and 2024 was (11)% and 26%, respectively. The lower effective tax rates for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was due the decrease in income before income taxes attributable to the pension termination charges recorded in the third quarter of 2025 and a discrete tax benefit recorded related to the release of amounts in OCI attributed to the pension termination.
Net income. As a result of the preceding items, net income for the three months ended September 30, 2025 was $2.6 million, compared to $7.7 million for 2024. Excluding the effect of currency translation, net income decreased $5.3 million as summarized in the following table. The decrease in net income was due to the pension termination charge recorded in the third quarter of 2025, offset by increases in operating income described above:

	Three Months Ended September 30,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net income (loss)
PLP-USA	$(1,684)	$3,059	$(4,743)	$—	$(4,743)	(155)%
The Americas	1,455	1,574	(119)	3	(122)	(8)%
EMEA	2,987	1,337	1,650	111	1,539	115%
Asia-Pacific	(132)	1,710	(1,842)	143	(1,985)	(116)%
Consolidated	$2,626	$7,680	$(5,054)	$257	$(5,311)	(69)%
NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2024
The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the nine months ended September 30, 2025 and 2024. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended September 30,
(Thousands of dollars)	2025		2024		Change
Net sales	$496,229	100.0%	$426,597	100.0%	$69,632
Cost of products sold	339,310	68.4	292,415	68.5	46,895
GROSS PROFIT	156,919	31.6	134,182	31.5	22,737
Costs and expenses	113,533	22.9	100,938	23.7	12,595
OPERATING INCOME	43,386	8.7	33,244	7.8	10,142
Other (expense) income, net	(10,053)	(2.0)	205	—	(10,258)
INCOME BEFORE INCOME TAXES	33,333	6.7	33,449	7.8	(116)
Income tax (benefit) expense	6,461	1.3	6,783	1.6	(322)
NET INCOME	26,872	5.4	26,666	6.3	206
Net income attributable to noncontrolling interests	(24)	(0.0)	(24)	(0.0)	—
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$26,848	5.4%	$26,642	6.2%	$206

Net sales. In 2025, net sales were $496.2 million, an increase of $69.6 million, or 16%, compared to 2024. Excluding the effect of currency translation, net sales increased 17% as summarized in the following table:

	Nine Months Ended September 30,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net sales
PLP-USA	$234,113	$196,191	$37,922	$—	$37,922	19%
The Americas	80,118	60,026	20,092	(5,103)	25,195	42%
EMEA	99,977	93,630	6,347	3,121	3,226	3%
Asia-Pacific	82,021	76,750	5,271	(1,034)	6,305	8%
Consolidated	$496,229	$426,597	$69,632	$(3,016)	$72,648	17%
The increase in PLP-USA net sales of $37.9 million, or 19%, was primarily due to higher volumes in energy and communications product sales. International net sales for the nine months ended September 30, 2025 were unfavorably affected by $3.0 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $80.1 million increased $25.2 million, or 42%, primarily due to an increase in energy product sales and an increase in communications sales due to the acquisition of JAP Telecom in May 2025. EMEA net sales of $100.0 million increased $3.2 million, or 3% primarily due to higher volume in energy product and special industry sales. Asia-Pacific net sales of $82.0 million increased $6.3 million, or 8%, primarily due to volume increases in energy product and special industries sales.
Gross profit. Gross profit of $156.9 million for 2025 increased $22.7 million, or 17%, compared to 2024. Excluding the effect of currency translation, gross profit increased $23.6 million, or 18%, as summarized in the following table:

	Nine Months Ended September 30,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Gross profit
PLP-USA	$78,575	$66,821	$11,754	$—	$11,754	18%
The Americas	24,573	18,448	6,125	(1,580)	7,705	42%
EMEA	30,798	27,009	3,789	976	2,813	10%
Asia-Pacific	22,973	21,904	1,069	(299)	1,368	6%
Consolidated	$156,919	$134,182	$22,737	$(903)	$23,640	18%
PLP-USA gross profit of $78.6 million increased by $11.8 million, or 18%, compared to the same period in 2024, primarily due to higher sales volumes and favorable product mix, partially offset by higher tariff and manufacturing costs, including LIFO valuation costs. International gross profit for the period ended September 30, 2025 was unfavorably impacted by $0.9 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increased $7.7 million, or 42%, which was primarily the result of higher sales volumes. EMEA gross profit increased $2.8 million, or 10%, primarily due to higher sales volume and favorable product mix. Asia-Pacific gross profit increased $1.4 million, or 6%, which was primarily driven by higher sales volume.

Costs and expenses. Costs and expenses of $113.5 million for the nine months ended September 30, 2025 increased $12.6 million, or 12%, when compared to 2024. Excluding the effect of currency translation and intercompany transactions, costs and expenses increased $13.0 million, or 13%, as summarized in the following table:

	Nine Months Ended September 30,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Due to Intercompany Transactions	Change Excluding Currency and Intercompany Transactions	% Change
Costs and expenses
PLP-USA	$50,832	$52,460	$(1,628)	$—	$(7,169)	$5,541	11%
The Americas	19,697	14,344	5,353	(957)	3,232	3,078	21%
EMEA	23,572	18,743	4,829	664	1,390	2,775	15%
Asia-Pacific	19,432	15,391	4,041	(132)	2,547	1,626	11%
Consolidated	$113,533	$100,938	$12,595	$(425)	$—	$13,020	13%
PLP-USA costs and expenses of $50.8 million increased $5.5 million, or 11% year-over-year. PLP-USA’s increase was primarily attributable to higher selling costs and personnel costs. International costs and expenses for the nine months ended September 30, 2025 were favorably impacted by $0.4 million when local currencies were translated to U.S. dollars and unfavorably impacted by intercompany transactions with PLP-USA. The following discussion of costs and expenses excludes the effect of currency translation and intercompany transactions. The Americas costs and expenses of $19.7 million increased $3.1 million primarily due to an increase in personnel costs and the impact of foreign currency remeasurement. EMEA costs and expenses of $23.6 million increased by $2.8 million primarily due to higher personnel cost and a recovery of bad debt in the second quarter of 2024 that did not recur. Asia-Pacific costs and expenses of $19.4 million increased $1.6 million primarily due to a gain on the sale of capital assets in the first quarter of 2024 that did not recur.
Other Expense, net. Other expense, net of $10.1 million for the nine months ended September 30, 2025 was unfavorable by $10.3 million when compared to Other income, net for the nine months ended September 30, 2024 of $0.2 million. The unfavorable movement was mainly due to an $11.7 million pension termination charge recorded in the third quarter of 2025, offset by government incentives received in 2025 related to our facility in China.
Income taxes. Income taxes for the nine months ended September 30, 2025 and 2024 were $6.5 million and $6.8 million based on pre-tax income of $33.3 million and $33.4 million, respectively. The tax rate for the nine months ended September 30, 2025 and 2024 was 19% and 20%, respectively. The effective tax rate for the nine months ended September 30, 2025 was lower than the effective tax rate for the same period in 2024 mainly due to a discrete tax benefit recorded in the third quarter related to the release of amounts in OCI attributed to the pension termination, partially offset by increased foreign withholding taxes in the same period in 2024.
Net income. As a result of the preceding items, net income for the nine months ended September 30, 2025 was $26.8 million, compared to $26.6 million for 2024. Excluding the effect of currency translation, net income increased $0.2 million as summarized in the following table. The increase in net income was due to increases in operating income described above, offset by the pension termination charge recorded in the third quarter of 2025.

	Nine Months Ended September 30,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net income (loss)
PLP-USA	$14,497	$11,719	$2,778	$—	$2,778	24%
The Americas	4,153	4,268	(115)	(288)	173	4%
EMEA	5,542	5,893	(352)	192	(544)	(9)%
Asia-Pacific	2,656	4,761	(2,105)	102	(2,207)	(46)%
Consolidated	$26,848	$26,642	$206	$6	$200	1%
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
Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first nine months of 2025, we used cash of $30.0 million for capital expenditures, mainly related to new facilities in the EMEA region. We ended the first nine months of 2025 with $72.9 million of cash, cash equivalents and restricted cash (collectively, “Cash”). Our Cash is held in various locations throughout the world. At September 30, 2025, the majority of our Cash was held outside the U.S. We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future operating cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.
Total debt, including notes payable, at September 30, 2025 was $38.9 million. The Company maintained a credit facility (the "Facility") with a capacity of $60.0 million. On March 14, 2025, the Company amended the Facility to extend the maturity date from March 2, 2026 to June 30, 2028. In addition, the amendment increased the amount of unsecured borrowings that the Company is permitted to incur outside of the Facility from $40.0 million to $60.0 million and included PLP Spain as an additional borrower. On July 30, 2025, the Company amended the Facility again to reduce the borrowing capacity from $90.0 million to $60.0 million as well as increase the permitted indebtedness limit secured by mortgages, security interests or other liens from $35.0 million to $55.0 million. There were no other material changes to the Facility.
At September 30, 2025, our unused availability under the Facility was $52.1 million and our bank debt to equity percentage was 8.3%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At September 30, 2025, the Company was in compliance with these covenants.
On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. As of September 30, 2025, $11.1 million was outstanding on this debt facility, of which $2.1 million was classified as current. The aircraft has been pledged as collateral against the loan.
On July 16, 2025, PLP Poland (Belos) S.A. ("PLP Poland"), a subsidiary of the Company, entered into a non-revolving investment loan with Bank Polska Kasa Opieki Spolka Akcynja ("Bank Pekao S.A") to finance the construction of a new manufacturing plant for an amount up to PLN100.3 million ($27.6 million). The maturity date of the loan is January 31, 2035 and is payable in annual installments in the amounts of PLN5.3 million ($1.5 million) in 2026, PLN9.0 million ($2.6 million) in 2027, PLN9.6 million ($2.6 million) in 2028 through 2034, and PLN18.8 million ($5.3 million) in 2035.
The loan bears interest at the one month Warsaw Interbank Offered Rate ("WIBOR") plus 1.0% unless the Company does not meet the covenants as set forth in the Facility with PNC, at which point the WIBOR spread becomes 1.5%. The current manufacturing plant owned by PLP Poland, the plant under construction and all fixed assets within the plants are pledged as collateral against the loan. The loan also is guaranteed by the Company.
Our Asia-Pacific segment had $0.1 million in restricted cash for the periods ended September 30, 2025 and December 31, 2024, respectively. The restricted cash was used to secure bank guarantees and is included in Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets.
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
Sources and Uses of Cash
Net cash provided by operating activities for the nine months ended September 30, 2025 was $51.5 million compared to $43.4 million in the comparable prior year nine-month period. The $8.1 million increase was primarily a result of the net favorable movement in non-cash items of $22.9 million, including the pension termination, offset by changes in operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2025 was $33.2 million compared to $7.7 million in the comparable prior year nine-month period. The $25.5 million change was primarily a result of the acquisition of JAP Telecom in May 2025 and an increase in capital expenditures, primarily related to the acquisition of new land and a building in Spain and the construction of a new manufacturing plant in Poland.
Net cash used in financing activities for the nine months ended September 30, 2025 was $7.3 million compared to $40.8 million in the comparable prior year nine-month period. The $33.5 million change was primarily the result of a reduction in net payments of long-term debt.
We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and finance leases primarily for equipment. At September 30, 2025, we had $1.8 million of current operating lease liabilities and $6.2 million of noncurrent operating lease liabilities. Total liabilities related to finance lease obligations were approximately $0.7 million at September 30, 2025.
As of September 30, 2025, the Company had total outstanding guarantees of $14.7 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of September 30, 2025, the Company had total outstanding letters of credit of $3.5 million.
The Company has borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At September 30, 2025, and December 31, 2024, $19.9 million and $8.8 million was outstanding, of which $5.5 million and $8.2 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.
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
•The potential impact of global economic conditions, including the impact of inflation, recently enacted or future tariffs and related economic uncertainty, and rising interest rates, on the Company’s ongoing profitability and future growth opportunities in the Company’s core markets in the U.S. and other foreign countries, which may experience continued or further instability due to political and economic conditions, social unrest, acts of war, military conflict (such as the Russian-Ukrainian, Israeli-Palestinian and Iranian conflicts), international hostilities or the perception that hostilities may be imminent, terrorism, changes in diplomatic and trade relationships and public health concerns (including viral outbreaks such as COVID-19);
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934, as amended, during the nine-month period ended September 30, 2025 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 1, 2023, the Board of Directors authorized a new plan to repurchase up to an additional 212,952 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three-month period ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July	—	$—	—	154,887
August	16,404	$154.26	16,404	138,483
September	10,454	$189.63	10,454	128,029
Total	26,858
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit

10.1
Joinder and Amendment No. 9 to the Credit Facility dated July 30, 2025, as amended, between the Company and PNC Bank, National Association previously filed as Exhibit 10.1 to Form 10-Q (File No. 0-31164), filed on July 30, 2025 and incorporated herein by reference).

10.2
Fifteenth Amended and Restated Line of Credit Note, dated July 30, 2025, between the Company and PNC, National Association previously filed as Exhibit 10.2 to Form 10-Q (File No. 0-31164), filed on July 30, 2025 and incorporated herein by reference).

10.3
Investment Loan Agreement, dated July 16, 2025, between PLP Poland (Belos) S.A. and Bank Pekao S.A., (English translation) previously filed as Exhibit 10.1 to Form 8-K (File No. 0-31164), filed on July 22, 2025 and incorporated herein by reference ).

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

Preformed Line Products Company

October 30, 2025	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Executive Chairman
(principal executive officer)

October 30, 2025	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(principal financial and accounting officer)