Form 10-K
period 2025-12-31
PREFORMED LINE PRODUCTS CO
filed 2026-03-05
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒
The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2025 was $402,619,401 based on the closing price of such common shares, as reported on the NASDAQ National Market System. As of February 20, 2026, there were 4,896,855 common shares of the Company ($2 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2026 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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
•The impact of global economic conditions, including the impact of inflation, previously enacted or future tariffs and related economic uncertainty (including due to the outcome of legal challenges), and rising interest rates, on the Company’s ongoing profitability and future growth opportunities in the Company’s core markets in the U.S. and other foreign countries, which may experience continued or further instability due to political and economic conditions, social unrest, acts of war, military conflict (such as the Russian-Ukrainian, Israeli-Palestinian and Iranian conflicts), international hostilities or the perception that hostilities may be imminent, terrorism, changes in diplomatic and trade relationships and public health concerns (including viral outbreaks such as COVID-19);
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
•The cost, availability and quality of raw materials required for the manufacture of products and any tariffs that have been, and in the future may be, associated with the purchase of these products or components of these products. The Company’s supply chain has faced and could continue to face disruptions and constraints from such tariffs, inflationary pressures and ongoing wars and military conflicts, which could have a material, adverse effect on the ability to secure raw materials and supplies;
•Strikes, labor disruptions and other fluctuations in labor costs;
•Changes and uncertainty in significant government regulations and funding priorities, including those affecting environmental compliance or other regulatory matters, or third-party litigation matters;
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
The Company serves a worldwide market through strategically located domestic and international manufacturing facilities. Each of the Company’s domestic and international manufacturing facilities have obtained or are actively seeking an International Organization of Standardization (“ISO”) 9001:2015 Certified Management System Certificate. The ISO 9001:2015 certified management system is a globally recognized certified quality standard for manufacturing and assists the Company in marketing its products throughout the world. The Company’s customers include public and private energy utilities and communication companies, cable operators, governmental agencies, contractors and subcontractors, distributors and value-added resellers. The Company is not dependent on a single customer or small group of customers. The Company has one customer accounting for 10.7% of the Company's consolidated revenues.
The Company’s products include:
•Energy Products
•Communications Products
•Special Industries Products
–Solar Framing and Electric Vehicle Products
–Inspection Services
Energy Products are used for supporting, protecting, terminating and splicing transmission and distribution lines as well as bolted, welded, and compressed connectors for substations. PLP offers a full array of products for OPGW (Optical Ground Wire) and ADSS (All Dielectric Self Supporting) fiber optic cables, which are commonly used to monitor and control power networks. Formed wire products are the mainstay of PLP’s product offering and such products enjoy an almost universal acceptance in the Company’s markets. Formed wire products are based on the principle of forming a variety of stiff wire materials into a helical (spiral) shape. The advantages of using the Company’s helical formed wire products are that they are economical, dependable and easy to use. Additional energy product offerings include a wide array of string hardware products, polymer insulators, wildlife protection, substation fittings and motion control devices like spacer dampers. Energy products were approximately 71%, 71%, and 64% of the Company’s revenues in 2025, 2024 and 2023, respectively.
Communications Products include rugged outside plant (OSP) closures to protect and support wireline and wireless networks, such as fiber optic cable or copper cable, from moisture, environmental hazards and other potential contaminants. The precision engineered OSP closures support many FTTx (Fiber-to-the-X) and 4G/5G applications and are deployed at various points in the network—deadend, middle-mile and last-mile—but primarily are used in modern FTTH (Fiber-to-the-Home) applications. In addition to the OSP closures, the Company supplies demarcation related products that include wall boxes, pre-terminated cabinets, wall plates and passive components that are typically deployed at residences, businesses or MDUs (Multi-dwelling units). The Company supplies formed wire products, utility pole line hardware, motion control products and cable storage devices used to hold, support, protect and terminate various cable types that are used to transfer voice, video or data signals. These communications products serve all segments of the telecommunications industry including but not limited to network operators, broadband service providers, wireless internet service providers, enterprise networks, educational institutions, and electric utilities deploying fiber optics. Communications products were approximately 22%, 22%, and 29% of the Company’s revenues in 2025, 2024 and 2023, respectively.
Special Industries Products include hardware assemblies, pole line hardware, plastic products, cable dynamics/vibration solutions, interior/exterior connectors, tools, and urethane solutions. They are used by energy, renewable energy, communications, cable and other industries for specialized applications. Also included in Special Industries is the Inspection Services group which provides safe and reliable drone inspection services for utility assets, including transmission and distribution power lines, substations, generation facilities, and communications assets as well as solar framing and electric vehicle (EV) offerings which include mounting solutions for photovoltaic solar applications, including commercial, industrial, utility, and residential applications as well as pre-

fabricated, precision-engineered EV charging station foundations. Special Industries products were approximately 7%, 7%, and 7% of the Company’s revenues in 2025, 2024 and 2023, respectively.
International Operations
The international operations of the Company are similar to its domestic (“PLP-USA”) business. The Company manufactures similar types of products in its international plants as are sold domestically, sells to similar types of customers and faces similar types of competition (and in some cases, the same competitors). Sources of supply of raw materials are not significantly different internationally. See Note 15 in the Notes to Consolidated Financial Statements for information and financial data relating to the Company’s international operations that represent reportable segments.
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
The Research and Engineering Center is one of the most sophisticated in the world in its specialized field. The Research and Engineering Center also has an advanced prototyping technology machine on-site to develop models of new designs where intricate part details are studied prior to the construction of expensive production tooling. Today, the Company’s reputation for vibration testing, tensile testing, fiber optic cable testing, environmental testing, field vibration monitoring and third-party contract testing is a competitive advantage. In addition to testing, the work performed at the Company’s Research and Development Center continues to fuel product development efforts. The Company’s position in the industry is further reinforced by its long-standing leadership role in many key international technical organizations which are charged with the responsibility of establishing industry-wide specifications and performance criteria, including IEEE (Institute of Electrical and Electronics Engineers), CIGRE (Conseil Internationale des Grands Reseaux Electriques a Haute Tension), and IEC (International Electromechanical Commission). Research and development costs are expensed as incurred.
Patents and Trademarks
The Company applies for patents in the U.S. and other countries, as appropriate, to protect its significant patentable developments. As of December 31, 2025, the Company had in force 75 U.S. patents and 104 international patents in 21 countries and had 38 pending U.S. patent applications and 97 pending international applications. While such domestic and international patents expire from time to time, the Company continues to apply for and obtain patent protection on a regular basis. Patents held by the Company in the aggregate are of material importance in the operation of the Company’s business. The Company, however, does not believe that any single patent, or group of related patents, is essential to the Company’s business as a whole or to any of its businesses. Additionally, the Company owns and uses a substantial body of proprietary information and numerous trademarks. The Company relies on nondisclosure agreements to protect trade secrets and other proprietary data and technology. As of December 31, 2025, the Company had obtained U.S. registration on 35 trademarks, and no trademark applications remained pending. International registrations amounted to 242 registrations in 47 countries, with 4 pending international registrations.
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
During the twelve months ending December 31, 2025, the high tariff environment significantly impacted the costs of raw material imports, especially steel and aluminum. Given the current macro-economic and political climates, the February 2026 U.S. Supreme Court ruling that set aside unlawfully imposed tariffs (but not tariffs on steel and aluminum) and the further tariff actions that followed, it is difficult to predict the scope, duration, and application of current and future tariffs and other trade measures. As new tariffs are enacted, additional trade restrictions are imposed or inflationary pressures emerge, it may require further price adjustments to maintain profit margin and any price increases may have a negative effect on demand. Further, to the extent amounts are refunded for previously paid tariffs that impacted the Company, it is unknown how such refunds would be processed or the timeline for doing so and whether any such amounts would be recovered by the Company.
Backlog Orders
Order backlog was approximately $232.8 million at the end of 2025 and $191.0 million at the end of 2024. All customer orders entered are firm at the time of entry. Substantially all of the backlog existing at December 31, 2025 is expected to be shipped to customers in 2026.
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
The Company believes it is in compliance in all material respects with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability. The Company does not expect to make any material capital expenditures during 2026 for environmental control facilities. The environmental laws continue to be amended and revised, and compliance with future additional environmental requirements could necessitate capital outlays; however, the Company does not believe that these expenditures will ultimately result in a material adverse effect on its financial position or results of operations. Further, regulators in the U.S. and around the world, including the E.U., have been focused on proposing and/or implementing regulations to require certain disclosures related to climate change. If these regulations are ultimately adopted and become applicable to the Company, it could significantly increase the Company's compliance burdens and associated regulatory costs and complexity. The Company cannot predict the precise effect such enacted regulations or future requirements, if they become applicable to the Company, would have on the Company, and continues to monitor proposed and pending regulations. The Company believes that such regulations would affect the industry as a whole.
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
The Company is committed to supporting people and planet initiatives and being a responsible contributor to the environment, its employees, and the communities in which it operates. The Company’s locations are focused on efforts to reduce its waste, water and energy consumption through the implementation of such programs as pollution prevention, recycling waste materials in both manufacturing and office facilities, reducing solid waste disposal, reducing air emissions, and implementing alternative energy sources. Some locations have also achieved the ISO-14001: Environmental Management Systems Certification.
In addition to monitoring and managing compliance with environmental regulations, the Company is also committed to being a responsible steward of the environment. For example, the Company is committed to protecting wildlife by working with utility companies to design and manufacture wildlife protection products that aid in reducing wildlife mortalities from interaction with electric power distribution lines, structures, and equipment. Its Wildlife Protection line of products includes the BIRD-FLIGHT™ Diverter, RAPTOR PROTECTOR™ Platform and a Squirrel Deterrent System. The Company is also committed to partnering with its customers to develop innovative products, technologies, and services that meet their needs while mitigating risk to the environment and natural resources. This is evident through the Company’s commitment to supporting fiber-optic connectivity, which is more energy efficient than copper cable.

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
Human Capital
At December 31, 2025, the Company had 3,734 employees, the overwhelming majority of which are full-time employees. Approximately 24% of the Company’s employees are located in the U.S.
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
The Company’s goal is to create a work environment that enables employees to perform in an environment where they feel respected and valued. As a global company with employees in many countries, the Company values its broad diversity of cultures, ethnicities, races, languages, religions, sexual and gender orientations and a diverse, open and inclusive work environment. Workplace satisfaction is key to attracting and retaining employees. The Company has built a culture where integrity and honesty guide the decision-making process, while promoting a culture of learning and talent development through tuition reimbursement, training, wellness programs, flexible benefits, and competitive compensation. The Company has also adopted several policies, including the Code of Conduct, which stresses the importance of adhering to laws and contributing to society.
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
The markets in which the Company operates are highly competitive. The level of intensity of competition may increase in the foreseeable future due to anticipated growth in the telecommunication and data communication industries and potential new entrants into the market. The Company’s current competitors in the telecommunication and data communication markets are larger companies with significant influence over the distribution network. The Company may not be able to compete successfully against its competitors, many of which may have access to greater financial resources than the Company. In addition, the pace of technological development in the telecommunication market is rapid and these advances (i.e., wireless or fiber optic network infrastructure) and the ability of the Company’s larger competitors or new providers to adapt more efficiently may adversely affect the Company’s ability to compete in the telecommunications market. If the Company is unable to continue to compete effectively, its sales and margins could decline and its business, financial condition and results of operations would be adversely affected.
Competitors’ introduction of products embodying new technologies or the emergence of new industry standards can render existing products or products under development obsolete or unmarketable and result in lost sales.
The energy and communication industries are characterized by rapid change in technology and customer requirements. Low Earth Orbit (LEO) Satellite communication, 5G, wireless and other communication technologies currently being deployed may represent a threat to copper, coaxial and fiber optic-based systems by reducing the need and desire for wire-line networks. Future advances or further development of these or other new technologies can render existing products or products under development obsolete or unmarketable, which may have a material adverse effect on the Company’s business, operating results and financial condition as a result of lost sales.
Price increases or delayed or decreased availability of raw materials could result in lower earnings.
The Company’s cost of sales may be adversely affected by increases in the market prices of the raw materials used in the Company’s manufacturing processes. The Company has experienced, and is expected to continue to experience, a high tariff environment and inflationary pressures that have impacted its profit margins, primarily due to tariffs on raw materials (specifically, steel and aluminum). While tariffs imposed under the International Emergency Economic Powers Act (IEEPA) in 2025 were ruled to be illegal in February 2026 by the U.S. Supreme Court, the steel and aluminum tariffs remain in place and additional tariffs have been and may continue to be established. The Company has implemented price increases in the U.S. and internationally to mitigate rising material and tariff costs, and additional increases may be needed in the future to maintain profit margins. Price increases could impact the demand for the Company’s products. The Company may not be able to pass on further price increases in raw materials to the Company’s customers through increases in product prices. Further, to the extent amounts are refunded for previously paid tariffs that impacted the Company, it is unknown how such refunds would be processed or the timeline for doing so and whether any such amounts would be recovered by the Company. In addition, any decrease or delay in the availability of these materials or interruptions generally in the global supply chain could slow production and delivery to the Company’s customers. In limited circumstances, the Company relies on sole source suppliers for certain materials and may face challenges or delays in establishing an alternative source. As a result of these factors, the Company’s operating results and financial condition could be adversely affected.
The Company’s international operations subject the Company to additional business risks that may have a material adverse effect on the Company’s business, operating results and financial condition.
International sales account for a substantial portion of the Company’s net sales (53%, 55%, and 48% in 2025, 2024 and 2023, respectively). Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, which could materially adversely affect U.S. dollar sales or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, reduced or limited protection of intellectual property rights, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards, including implementing appropriate internal controls. For example, the Company is subject to antitrust and tax requirements, anti-boycott regulations, import/export/customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Any new regulatory or trade initiatives, including tariffs, could impact the Company’s operations in certain countries. Failure to comply with any such legal requirements could subject the Company to monetary liabilities and other sanctions, which could harm its business, results of operations and financial condition.
The Company is also subject to foreign currency volatility, which could materially impact the Company’s operating results, including the impact of hyper-inflationary conditions in certain economies, particularly where exchange controls limit or eliminate the Company’s ability to convert from local currency. The Company’s operations are also exposed to general geopolitical risks, such as political and economic instability, social unrest, acts of war, military conflict, international hostilities or the perception that hostilities may be imminent, terrorism and changes in diplomatic and trade relationships, including any retaliatory measures, sanctions or tariffs imposed in response to any acts of war or military conflicts in connection with its operations. Any such disruption could cause delays in the production and distribution of the Company’s products and the loss of sales and customers, particularly in regions where the Company maintains manufacturing operations or relies on cross border sourcing. Moreover, these types of events could negatively impact consumer spending or the economy in the impacted regions or depending upon the severity, globally, or lead to long-term volatility in the currency markets. These risks of conducting business internationally and the instability in global economic conditions may have a material adverse effect on the Company’s business, operating results and financial condition.
The Company's financial condition and results could be adversely affected by its level of debt and changes in interest rates.
Any period of interest rate increases may adversely affect the Company’s profitability. In addition, a higher level of floating rate debt would increase the exposure to changes in interest rates. As of December 31, 2025, the Company’s total debt, including notes payable, was $39.5 million and the unused availability under its credit facility (the "Facility") was $52.0 million. The interest rate for the Facility is defined as the Secured Overnight Financing Rate (“SOFR”) plus 1.225% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 3.00 to 1, at which point the SOFR spread becomes 1.600%. The Facility agreement also contains, among other provisions, requirements for maintaining levels of net worth and profitability. These covenants may restrict the Company’s operations and prevent it from pursuing opportunities that would otherwise be in the Company’s best interest for long-term growth. The Facility is currently scheduled to expire on June 30, 2028. Our ability to make scheduled payments on our debt obligations or enter into a new or extended credit facility depends upon our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors, many of which are beyond our control. If we are unable to timely make such payments, establish an extended term for our repayment obligations or establish a new credit facility for future borrowing, our financial condition, operations, liquidity and business prospects would be adversely affected.
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
The Company also is subject to public health concerns, including viral outbreaks such as the COVID-19 pandemic. As with the disruption experienced with the COVID-19 pandemic, any future viral outbreak or health pandemic could disrupt the global supply chain, which could have a material adverse effect on the Company’s ability to secure raw materials and supplies and could result in increased costs and the loss of sales and customers. The impact of any viral outbreak or health pandemic could potentially exacerbate all the risks discussed and lead to the creation of new risks, any of which could have a material adverse effect on the Company’s business, operating results and financial condition. The duration and scope of any future viral outbreak or health pandemic cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated.
Business, Operations and Human Capital Risks
The Company’s business could suffer if the Company fails to offer quality products and a high level of customer service, as well as develop and successfully introduce new and enhanced products that meet the changing needs of the Company’s customers.
The Company’s reputation and sales rely on its ability to continue to offer high quality products with timely delivery, accompanied by a high level of customer service, particularly in cases of emergency. If changes in the availability of materials or delays in the supply chain or transportation industry or advances in the products and level of customer service offered by competitors, among other factors, negatively impact the Company’s ability to meet customer expectations, its sales and profits may suffer. The

Company’s ability to anticipate changes in technology and industry standards and to successfully develop and introduce new products on a timely basis is a significant factor in the Company’s ability to grow and remain competitive. New product development often requires long-term forecasting of market trends, development and implementation of new designs and processes and a substantial capital commitment. The trend toward consolidation of the energy, telecommunications and data communication industries may require the Company to quickly adapt to rapidly changing market conditions and customer requirements. In addition, as the Company expands its offerings in new areas, its success with these products and services will depend on its ability to offer quality, reliability and other competitive advantages. Any failure by the Company to anticipate or respond in a cost-effective and timely manner to technological developments or changes in industry standards or customer requirements, or any significant delays in product development or introduction or any failure of new products to be widely accepted by the Company’s customers, could have a material adverse effect on the Company’s business, operating results and financial condition as a result of reduced net sales.
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
The demand for the Company’s products is significantly affected by the amount of discretionary business and consumer spending, each of which is impacted by the continued uncertainty of the global economy. The Company’s operations have been affected by and could continue to be adversely affected by global economic conditions such as recession, political or social unrest, economic instability, inflation, rising interest rates, tariffs and other trade restrictions, acts of war, military conflict, international hostilities or the perception that hostilities may be imminent, terrorism and changes in diplomatic and trade relationships, including any retaliatory measures, sanctions or tariffs imposed in response to any acts of war or military conflicts, public health concerns or otherwise. If these conditions adversely impact the liquidity and financial position of the Company’s customers, their demand for the Company’s products could decrease and their ability to pay in full and/or on a timely basis may also be impacted. A decline in demand for the Company’s products and/or lack of funding to fulfill payment terms could have a negative impact on the Company’s operating results and financial condition.
The Company employs information technology systems to support its business, and any material breach, interruption or failure may adversely impact the Company’s business.
The Company employs information technology systems to support its business. Security breaches and other disruptions to the Company’s information technology infrastructure have interfered and, in the future, could interfere with the Company’s operations and could also compromise information belonging to the Company and its customers, suppliers and employees, exposing the Company to liability which could adversely impact the Company’s business and reputation. In the ordinary course of business, the Company relies on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Further, artificial intelligence tools are increasingly being used in our industry, and we are evaluating the use of such tools throughout our company. There are risks involved in developing and using artificial intelligence tools in our operations. Additionally, the Company collects and stores certain data, including proprietary business information, and has access to confidential or personal information in certain of its businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite the Company’s cybersecurity measures and oversight of such matters by the Audit Committee and the Board of Directors, which are continuously reviewed and upgraded, the Company’s information technology networks and infrastructure and protected data are still vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, service providers including cloud services, natural disasters or other catastrophic events. Use of artificial intelligence may increase these vulnerabilities, as well. It is possible for such vulnerabilities to remain undetected for an extended period, up to and including several years. In addition, the Company is subject to various data privacy laws in the many jurisdictions in which it operates, which are rapidly changing and require extensive compliance efforts. Any events that compromise the Company’s systems or any failures to comply with applicable privacy laws could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to the Company’s reputation, which could adversely affect the Company’s business.
The Company depends on maintaining a skilled workforce, and any interruption in the workforce could negatively impact the Company’s operating results and financial condition.
The Company’s ability to sustain and grow its business requires a commitment to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that the Company has the depth and breadth of personnel with the necessary skill set and experience, failure to compete within and outside the Company’s markets to attract and retain employees, the loss of key employees or interruptions in the Company's workforce, including unionization efforts and changes in labor relations, could impede the Company’s ability to deliver its growth objectives and execute its strategy. Labor shortages or increased labor-related costs have directly affected our results and, if they are significant or sustained, could adversely affect our results of operations and financial condition. Additionally, the health of the Company's employees is critical, and workplace safety is the Company's top priority.
The Company continues to develop and invest in human capital through continuing education, work-related certifications, and talent and performance management systems. These efforts directly impact the Company’s ability to deliver its growth objectives and execute its strategy, though the Company remains susceptible to interruptions in the workforce that could affect the Company’s operating results and financial condition.
A material disruption or unforeseen difficulties with any of our manufacturing facilities could negatively impact our operating results and financial condition.
The Company operates 26 manufacturing facilities domestically and internationally to strategically serve its worldwide markets. Equipment failures, operational interruptions, natural disasters and other unanticipated disruptions may decrease our ability to manufacture our products in a timely manner at our anticipated cost. Interruptions in our production due to such a disruption may lead to decreasing sales and necessitate capital expenditures, therefore negatively impacting our operating results and financial condition.
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
The stock market in general is highly volatile. As a result, the market price of the Company’s common shares is similarly volatile and could be subject to wide fluctuations in response to a number of factors, some of which may be beyond the Company’s control. These factors include, among others, actual or anticipated fluctuations in the Company’s operating results; changes in, or the inability to, achieve estimates of, its operating results by analysts, investors or management; analysts’ recommendations regarding its stock or its competitors’ stock; sales of substantial amounts of its common shares by shareholders; actions or announcements by the Company or its competitors; the maintenance and growth of the value of the Company’s brands; litigation; legislation or other regulatory developments affecting the Company or its industry; widespread illness or pandemics; natural disasters; cyber-attacks; terrorist acts; war or other calamities and changes in general market and economic conditions.
Legal, Tax and Regulatory Risks
The Company may be adversely impacted by laws, regulations, and litigation.
The Company is subject to various laws and regulations in the many jurisdictions in which it operates. For example, extensive environmental regulations related to air and water quality, the discharge of pollutants, climate change, the handling of toxic waste and the handling and transport of products and components classified as hazardous impact its daily operations. Various employment and labor laws and regulations govern the Company’s relationships with its employees throughout the world and affect operating costs. These laws and regulations relate to matters including employment discrimination, minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates, working conditions, immigration status, tax reporting and other wage and benefit requirements. The introduction of new laws or regulations, or changes in existing laws or regulations, including minimum wage increases, mandated benefits, climate change-related disclosures or other requirements that impose additional obligations on the Company, have increased and could further increase the costs of doing business.
The Trump administration has called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy and has implemented policy changes at a rapid pace. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. As such policy changes continue to be made, face legal challenges and court rulings, uncertainty remains as to how those changes will further impact our business and the business of our competitors over the long term, and the extent to which we will benefit from them or be negatively affected by them. For example, President Trump imposed tariffs on foreign countries under the International Emergency Economic Powers Act (IEEPA) in 2025. In February 2026, the U.S. Supreme Court held that the IEEPA does not authorize the President to impose tariffs, therefore striking the tariffs that President Trump imposed pursuant to the IEEPA. Such developments underscore the pace of change and the potential for legal challenges and implementation uncertainty affecting the regulatory environment in which we operate. It is difficult to predict what continued impact changes in federal policy, including environmental, immigration, trade and tax policies, will have on our industry, the economy as a whole, consumer confidence and spending. As a result, the nature, timing and impact on our business of potential changes to the current legal and regulatory frameworks are uncertain.
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
Further, as part of the Company’s overall information security program, the Company conducts a security awareness program, which includes training that reinforces the Company’s security management policies, standards, and practices, as well as the expectation that employees comply with these policies, standards and practices, and facilitates identifying potential cybersecurity risks and protecting the Company’s resources and information. The Company also annually engages third parties (as well as its internal audit department) to audit the Company’s information security programs. The Company uses a variety of processes to address cybersecurity threats related to the use of third-party technology and services, including pre-acquisition diligence, imposition of contractual obligations, and ongoing monitoring.
To date, there have not been any previous cybersecurity incidents that have materially affected the Company's business strategy, results of operations or financial condition.
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
Cybersecurity Risk Governance and Oversight
The Company’s Board of Directors maintains an active role in the Company’s overall enterprise risk oversight to identify and mitigate broader systemic risks. The Audit Committee is responsible for overseeing and reviewing the Company’s information security programs, including cybersecurity. In addition to the Audit Committee’s oversight, the full Board of Directors receives periodic updates relating to information security and cybersecurity risks. The Board of Directors receives an annual report from its independent cybersecurity advisor.
The Director of Global IT Infrastructure & Security, who manages information security training and awareness program, updates the Audit Committee periodically regarding information security matters. The findings from the Company’s annual third-party and internal information security audits also are reported to the Audit Committee. The Company also actively engages with key vendors and industry participants as part of its efforts, which are reported to the Audit Committee.
From January 2025 to September 2025, the Director of Global Information Systems had oversight responsibilities for PLP's information systems and cybersecurity. The Director of Global Information Systems reported to the CFO and coordinated with the IT resources across all subsidiary operations to discuss risk management initiatives, testing and training, recent trends and technological developments, and periodic reviews of third-party providers. In September 2025, the Director of Global Information Systems left the Company to pursue other opportunities. During the interim period before a replacement was appointed, the CFO provided more active oversight to address the Director of Global Information System's responsibilities.
In December 2025, the Company reorganized its technology functions to align with evolving operational and cybersecurity requirements. As part of this reorganization, the Company established the new role of Director of Global IT Infrastructure & Security which reports to the CFO, and the position was filled on December 1, 2025. This role is responsible for leading the global team that manages and delivers all IT infrastructure services and security protocols, including network operations, servers and storage, database management, data center operations, messaging and collaboration services, service delivery, end‑user computing, telephony, and remote site support. The Director, who will provide periodic strategic updates to the Audit Committee, is also charged with developing and implementing strategic and operational initiatives, establishing standards, policies, and procedures, overseeing daily operational activities, and providing direction to IT personnel. The individual appointed to this role brings over 25 years of IT leadership experience, including serving in Director‑level and Chief Information Officer positions.
Item 2. Properties
Our corporate headquarters is located in Mayfield Village, Ohio, and, at December 31, 2025, the Company maintained 26 manufacturing plants. We also maintain various sales, research and engineering, administrative offices and distribution centers throughout the world. None of these manufacturing plants, administrative offices or distribution centers are individually material to our operations. The facilities are situated in 3 states within the United States and in 19 other countries. We own the majority of our manufacturing plants, and our leased properties consist of manufacturing plants, research and engineering, sales, administrative offices and distribution centers.
We believe that our properties have been adequately maintained, are in good condition generally and are suitable and adequate for our business as presently conducted. The extent to which we utilize our properties varies by property and aligns with manufacturing needs. Most of our manufacturing facilities remain capable of handling volume increases.
Item 3. Legal Proceedings
Information regarding the Company’s current legal proceedings is presented in Note 4 of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.
Item 4A. Information about our Executive Officers
Each executive officer is elected by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal. The following sets forth the name, age and recent business experience for each person who is an executive officer of the Company at March 5, 2026:

Name	Age	Position
Robert G. Ruhlman	69	Executive Chairman
Dennis F. McKenna	59	Chief Executive Officer
J. Ryan Ruhlman	42	President
John M. Hofstetter	61	Executive Vice President – U.S. Operations
Andrew S. Klaus	60	Chief Financial Officer
John J. Olenik	55	Vice President – Research and Engineering
Tim O'Shaughnessy	55	Vice President – Human Resources
William Koh	57	Vice President – Asia-Pacific Region
Caroline S. Vaccariello	59	General Counsel and Corporate Secretary
Assaad A. Morcos	53	Vice President - U.S. Manufacturing
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

	Year Ended December 31,
	2025			2024
Quarter	High	Low	Dividend	High	Low	Dividend
First	$152.34	$120.05	$0.20	$138.00	$120.23	$0.20
Second	159.93	130.74	0.20	135.33	120.42	0.20
Third	206.33	140.59	0.20	137.87	112.94	0.20
Fourth	239.80	186.26	0.21	143.56	121.10	0.20
While the Company expects to continue to pay dividends of a comparable amount in the near term, the declaration and payment of future dividends will be made at the discretion of the Company’s Board of Directors in light of the needs of the Company. Therefore, there can be no assurance that the Company will continue to make such dividend payments in the future.
Number of common shareholders
As of March 4, 2026, the Company had approximately 6,385 shareholders of record.
Performance Graph
Historical share price performance should not be relied upon as an indication of future share price performance. The following graph compares the cumulative total return to holders of PLP's common shares against the cumulative total return of the NASDAQ Composite Index and the Hemscott Industry Group 627 (Industrial Electrical Equipment) (the “Peer Group Index”) for the five-year period ended December 31, 2025. The comparison of the cumulative total returns for each investment assumes that $100 was invested in PLP's common shares and the respective indices on December 31, 2020 through December 31, 2025 and assumes the reinvestment of dividends.

	2020	2021	2022	2023	2024	2025
PREFORMED LINE PRODUCTS CO	100.00	95.65	124.28	201.06	193.18	314.11
NASDAQ MARKET INDEX	100.00	122.18	82.43	119.22	154.48	187.14
PEER GROUP INDEX	100.00	119.19	101.26	130.35	138.36	189.32
Repurchases of Equity Securities
On November 1, 2023, the Board of Directors authorized a new plan to repurchase up to an additional 212,952 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October	850	$227.43	850	127,179
November	5,850	$217.17	5,850	121,329
December	2,000	$207.23	2,000	119,329
Total	8,700
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
OVERVIEW
Preformed Line Products Company (the “Company”, “PLPC”, “we”, “us”, or “our”) was incorporated in Ohio in 1947. We are an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for the energy, telecommunication, cable operators, information (data communication), and other similar industries. Our primary products support, protect, connect, terminate, and secure cables and wires. We provide helical solutions, string hardware, connectors, insulators, fiber optic and copper splice closures, solar hardware mounting applications, and electric vehicle charging station foundations. We also provide aerial drone inspection services for utility assets including transmission and distribution power lines, substations, and generation facilities. We are respected around the world for quality, dependability and market-leading customer service. Our goal is to continue to achieve profitable growth as a leader in the research, innovation, development, manufacture, and marketing of technically advanced products and services related to energy, communications and cable systems and to take advantage of this leadership position to sell additional quality products in familiar markets. We have sales and manufacturing operations in 20 different countries.
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
MARKET OVERVIEW
Our business continues to be concentrated in the energy and communications markets. We sit at the intersection of various economic and social megatrends impacting our markets, both domestically and internationally. The digitalization and electrification megatrends, which are increasing the need for power generation, have highlighted the need for bolstering grid reliability, strengthening grid resilience, and upgrading aging infrastructure. The continuing need for high-speed and efficient communication systems has led to further investment in network build-outs. Our focused portfolio is well-positioned to respond to these trends and priorities. While our markets remain robust, increasing commodity prices, inflation, tariffs, rising interest rates, transportation costs, and foreign currency fluctuations have led to a challenging operating environment. Although some of these pressures have shown periods of moderation, they may continue to provide inherent uncertainty going forward.
We believe that our leadership position in the domestic energy and communications markets and the ability to deliver reliable products quickly will position us for continued growth as transmission grids, distribution lines, and substation projects, as well as communication networks, are enhanced, upgraded and extended.
Our international business is also mainly concentrated in the energy and communications markets. Historically, our international sales were primarily related to the medium voltage distribution segment of the energy market but have grown through acquisition and new product development to include a significant contribution from the transmission, substation and telecommunications markets.
We believe that we are well positioned to supply the needs of the world’s diverse energy and communication markets as a result of our focused portfolio and strategic operational footprint, including expansion from recent acquisitions, investment in new manufacturing facilities and product designs and technologies.

PREFACE
The following discussion describes our results of operations for the years ended December 31, 2025 and 2024. For additional discussion of our results of operations for the year ended December 31, 2023, see our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024. Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends.
Net sales of $669.3 million for the year ended December 31, 2025 increased $75.6 million year-over-year, mainly due to an increase in energy and communication sales for the year. The 2025 sales amount is among the highest annual sales amount in the Company's history, falling just behind the sales recorded in the year-ended December 31, 2023 of $669.7 million. Additionally, the Company's backlog increased approximately 22% to $232.8 million, further showing the strength of our core markets. As of December 31, 2025, our liquidity remains strong with our bank debt to equity percentage at 8.3%. We can borrow needed funds at a competitive interest rate under our credit facility. Our strong liquidity also allowed us to increase our quarterly dividend by 5% to $0.21 per share in the fourth quarter of 2025, the first such increase since the Company's shares began trading on NASDAQ stock exchange in 2001.
Notwithstanding the Company's positive momentum and strong core markets, the high tariff environment, especially on raw material imports, particularly steel and aluminum, continue to be impactful. In 2025, the Company incurred tariff costs of approximately of $15.1 million. Additionally, PLP-USA's LIFO inventory valuation costs have accelerated due to tariffs, resulting in pre-tax charges of $9.0 million for the year ended December 31, 2025. While we remain steadfast in our commitment to U.S. manufacturing, we continue to manage trade matters proactively. Further tariff increases may give rise to inflationary pressures, which may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand. The tariffs outlook remains uncertain, particularly following the February 2026 U.S. Supreme Court ruling that set aside unlawfully imposed tariffs, and the Company is unable to predict the upcoming effects of tariffs that remain in effect (including on steel and aluminum) or may be newly enacted, as well as any refunds that may be available.

While uncertainty remains in the global economy due to tariffs and trade matters, we believe our business portfolio, including our significant U.S. manufacturing footprint, as well as our financial position, are sound and strategically well-positioned. We remain focused on assessing our global market opportunities and overall manufacturing capacity in conjunction with the requirements of local manufacturing in the markets that we serve. As necessary, we will modify redundant processes and further utilize our global manufacturing network to manage costs, including tariff-related impacts, increase sales volume and deliver value to our customers. We closely monitor developments in trade policy and actively evaluate strategies to mitigate the impact of tariffs, including sourcing alternatives and optimizing our supply chain. We have continued to invest in the business to expand into new markets for the Company, evaluate strategic mergers and acquisitions, improve efficiency, develop new products and increase our capacity.
Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. The fluctuations of foreign currencies during the years ended December 31, 2025 and December 31, 2024 had a favorable impact on net sales of $1.4 million and an unfavorable impact of $4.2 million, respectively. The effect of currency translation had a favorable impact on net income in the year ended December 31, 2025 of $0.1 million and an unfavorable impact of $0.7 million in the year ended December 31, 2024. On a reportable segment basis, the impact of foreign currency translation on net sales and net income for the years ended December 31, 2025 and 2024, respectively, was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income
(Thousands of dollars)	2025	2024	2025	2024
The Americas	$(3,489)	$(5,005)	$(225)	$(803)
EMEA	5,655	1,738	123	128
Asia-Pacific	(760)	(903)	154	(52)
Total	$1,406	$(4,170)	$52	$(727)
The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the years ended December 31, 2025 and 2024. The Company’s past operating results are not necessarily indicative of future operating results.

	Year Ended December 31,
(Thousands of dollars)	2025		2024		Change
Net sales	$669,338	100.0%	$593,714	100.0%	$75,624
Cost of products sold	460,799	68.8	403,903	68.0	56,896
GROSS PROFIT	208,539	31.2	189,811	32.0	18,728
Costs and expenses	153,404	22.9	139,054	23.4	14,350
OPERATING INCOME	55,135	8.2	50,757	8.5	4,378
Other (expense) income, net	(9,515)	(1.4)	13	0.0	(9,528)
INCOME BEFORE INCOME TAXES	45,620	6.8	50,770	8.6	(5,150)
Income tax expense	10,313	1.5	13,659	2.3	(3,346)
NET INCOME	35,307	5.3	37,111	6.3	(1,804)
Net income attributable to noncontrolling interests	(24)	(0.0)	(17)	(0.0)	(7)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$35,283	5.3%	$37,094	6.2%	$(1,811)
2025 RESULTS OF OPERATIONS COMPARED TO 2024
Net sales. In 2025, net sales were $669.3 million, an increase of $75.6 million, or 13%, compared to 2024. Excluding the effect of currency translation, net sales increased 13% as summarized in the following table:

	Year Ended December 31,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net sales
PLP-USA	$312,619	$266,704	$45,915	$—	$45,915	17%
The Americas	108,767	90,280	18,487	(3,489)	21,976	24
EMEA	133,123	128,241	4,882	5,655	(773)	(1)
Asia-Pacific	114,829	108,489	6,340	(760)	7,100	7
Consolidated	$669,338	$593,714	$75,624	$1,406	$74,218	13%
The increase in PLP-USA net sales of $45.9 million, or 17%, was primarily due to higher volumes in communications and energy product sales. International net sales for the year ended December 31, 2025 were favorably affected by $1.4 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $108.8 million increased $22.0 million, or 24%, primarily due to an increase in energy product sales and an increase in communications sales due to the acquisition of JAP Telecom in May 2025. EMEA net sales of $133.1 million decreased $0.8 million, or 1%, primarily due to lower volume in communications sales, partially offset by increased volumes in energy product sales. Asia-Pacific net sales of $114.8 million increased $7.1 million, or 7%, primarily due to volume increases in energy product sales and special industry sales.
Gross Profit. Gross profit of $208.5 million for 2025 increased $18.7 million, or 10%, compared to 2024. Excluding the effect of currency translation, gross profit increased $18.6 million, or 10%, as summarized in the following table:

	Year Ended December 31,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Gross profit
PLP-USA	$105,857	$92,969	$12,888	$—	$12,888	14%
The Americas	31,737	28,608	3,129	(1,158)	4,287	15
EMEA	39,267	36,796	2,471	1,545	926	3
Asia-Pacific	31,678	31,438	240	(217)	457	1
Consolidated	$208,539	$189,811	$18,728	$170	$18,558	10%
PLP-USA gross profit of $105.9 million increased by $12.9 million, or 14%, compared to the same period in 2024, primarily due to higher sales volumes and favorable product mix benefited by price increases enacted in 2025, partially offset by higher tariff and manufacturing costs, including LIFO valuation costs. International gross profit for the period ended December 31, 2025 was favorably impacted by $0.2 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increased $4.3 million, or 15%, which was primarily the result of higher sales volumes, offset by unfavorable product mix. EMEA gross profit increased $0.9 million, or 3%, due to favorable product mix. Asia-Pacific gross profit increased $0.5 million, or 1%, which was primarily driven by higher sales volume, partially offset by higher inventory reserves.
Costs and expenses. Costs and expenses of $153.4 million for the year ended December 31, 2025 increased $14.4 million, or 10%, when compared to 2024. Excluding the effect of currency translation, costs and expenses increased $13.8 million, or 10%, as summarized in the following table:

	Year Ended December 31,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Due to Intercompany Transactions	Change Excluding Currency and Intercompany Transactions	% Change
Costs and expenses
PLP-USA	$69,922	$72,593	$(2,671)	$—	$(8,876)	$6,205	9%
The Americas	25,566	18,655	6,911	(623)	3,494	4,040	22
EMEA	32,000	26,090	5,910	1,275	1,865	2,770	11
Asia-Pacific	25,916	21,716	4,200	(76)	3,517	759	3
Consolidated	$153,404	$139,054	$14,350	$576	$—	$13,774	10%
PLP-USA costs and expenses of $69.9 million increased $6.2 million, or 9% year-over-year. PLP-USA’s increase was primarily attributable to personnel costs supporting strategic market growth in core product offerings in both energy and communications, primarily for sales, sales support and engineering resources, as well as higher selling and professional service costs. International costs and expenses for the year ended December 31, 2025 had a unfavorable impact by $0.6 million when local currencies were translated to U.S. dollars and was unfavorably impacted by intercompany transactions with PLP-USA. The following discussion of costs and expenses excludes the effect of currency translation and intercompany transactions. The Americas costs and expenses of $25.6 million increased $4.0 million primarily due to the acquisition of JAP Telecom in May 2025, an increase in personnel costs and the impact of foreign currency remeasurement. EMEA costs and expenses of $32.0 million increased by $2.8 million primarily due to higher personnel and facility costs and a recovery of bad debt in the second quarter of 2024 that did not recur. Asia-Pacific costs and expenses of $25.9 million increased $0.8 million primarily due to a gain on the sale of capital assets in the first quarter of 2024 that did not recur, offset by a recovery of bad debt.
Other (expense) income, net. Other expense, net as of the year ended December 31, 2025 was unfavorable by $9.5 million when compared to the nominal Other income, net for the year ended December 31, 2024. The unfavorable movement was mainly due to the $11.7 million U.S. Plan termination charge recorded in the third quarter of 2025, partially offset by government incentives received in 2025 related to our facility in China.
Income taxes. Income taxes for the years ended December 31, 2025 and 2024 were $10.3 million and $13.7 million based on pre-tax income of $45.6 million and $50.8 million, respectively. The effective tax rate for the years ended December 31, 2025 and 2024 was 22.6% and 26.9%, respectively. The decrease in the effective tax rate from 2024 to 2025 was primarily due to the impact of the U.S. Plan termination and a reduction in the unfavorable impact from the mix of income earned in jurisdictions with a higher tax rate than the U.S. This was partially offset by an unfavorable impact from the decrease in certain tax credits. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0%:
2025
1.A $1.7 million, or 3.8%, net increase resulting from non-deductible officers' compensation
2.A $1.6 million, or 3.5%, net increase resulting from an increase in withholding taxes and from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.
3.A $1.4 million, or 3.1%, net decrease resulting from the U.S. pension plan termination charge.
4.A $1.2 million, or 2.6%, net decrease resulting from excess tax benefits from executive compensation in the form of restricted stock units (or "RSUs").
5.A $0.7 million, or 1.5%, net decrease resulting from the generation of foreign tax credits.
2024
1.A $2.0 million, or 4.0%, net increase resulting from non-deductible officers' compensation.
2.A $1.6 million, or 3.2%, net increase resulting from earnings in jurisdictions with higher tax rates than the U.S. federal statutory rate where such earnings are permanently reinvested.
3.A $1.6 million, or 3.2%, net decrease resulting from generation of foreign tax credits.
4.A $1.2 million, or 2.4%, net decrease resulting from excess tax benefits from RSUs.
5.A $1.2 million, or 2.3%, net increase resulting from the inclusion of Global Intangible Low-Taxed Income.
Net income. As a result of the preceding items, net income for the year ended December 31, 2025 was $35.3 million, compared to $37.1 million for 2024. Excluding the effect of currency translation, net income decreased $1.9 million as summarized in the following table and was primarily due to the U.S. Plan termination charged recorded in 2025.

	Year Ended December 31,
(Thousands of dollars)	2025	2024	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net income (loss)
PLP-USA	$19,512	$13,940	$5,572	$—	$5,572	40%
The Americas	5,395	8,951	(3,556)	(225)	(3,331)	(37)
EMEA	5,342	7,762	(2,420)	123	(2,543)	(33)
Asia-Pacific	5,034	6,441	(1,407)	154	(1,561)	(24)
Consolidated	$35,283	$37,094	$(1,811)	$52	$(1,863)	(5)%
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
Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. In 2025, we used cash of $40.1 million for capital expenditures, of which $24.8 million relates to the construction of the new Poland facility and purchase of the new Spain facility. At December 31, 2025, we had $83.4 million of cash, cash equivalents and restricted cash (collectively “Cash”). Our Cash is held in various locations throughout the world. At December 31, 2025, the majority of our cash is held outside the U.S.
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
Total debt, including notes payable, at December 31, 2025 was $39.5 million. At December 31, 2025, our unused availability under our credit facility (the "Facility") was $52.0 million and our bank debt to equity percentage was 8.3%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At December 31, 2025, the Company was in compliance with these covenants.
Our Asia-Pacific segment had $0.1 million in restricted cash for the years ended December 31, 2025 and 2024. The restricted cash was used to secure bank debt and is included in Cash, cash equivalents and restricted cash on the balance sheet.
On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. At December 31, 2025, the outstanding balance on the term loan was $10.6 million, of which $2.1 million was classified as current. See Note 7 in the Notes to Consolidated Financial Statements for more information.
On July 16, 2025, PLP Poland, a subsidiary of the Company, entered into a non-revolving investment loan with Bank Pekao S.A to finance the construction of a new manufacturing plant for an amount up to PLN100.3 million ($27.9 million). The maturity date of the loan is January 31, 2035 and is payable in annual installments in the amounts of PLN5.3 million ($1.5 million) in 2026, PLN9.0 million ($2.5 million) in 2027, PLN9.6 million ($2.7 million) in 2028 through 2034, and PLN18.8 million ($5.0 million) in 2035. As of December 31, 2025, the outstanding balance on the investment loan was $12.6 million, of which $1.9 million is classified as current. See Note 7 in the Notes to Consolidated Financial Statements for more information.
We expect that our major source of funding for 2026 and beyond will be our operating cash flows, our existing cash and cash equivalents as well as our Facility agreement. The Facility agreement has an expiration date of June 30, 2028. Except for current earnings in certain jurisdictions, our operating income is deemed to be indefinitely reinvested in foreign jurisdictions. We currently do not intend nor foresee a need to repatriate these funds. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months and thereafter for the foreseeable future. In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions. We also believe that we can further expand our borrowing capacity, if necessary; however, we do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.
Sources and Uses of Cash
Net Cash provided by operating activities for the years ended December 31, 2025 and 2024 was $73.5 million and $67.5 million, respectively. The $6.0 million increase was primarily a result of the net favorable movement in non-cash items of $13.8 million, including the U.S. pension plan termination, offset by changes in operating assets and liabilities.
Net Cash used in investing activities for the years ended December 31, 2025 and 2024 was $43.4 million and $12.4 million, respectively. The $31.0 million change was primarily a result of the acquisition of JAP Telecom in May of 2025 and an increase in capital expenditures, primarily related to the acquisition of new land and a building in Spain and the construction of a new manufacturing plant in Poland.
Net Cash used in financing activities for the years ended December 31, 2025 and 2024 was $9.2 million and $47.8 million, respectively. The $38.6 million change was primarily the result of a reduction in net payments of long-term debt.
We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and capital leases, primarily for equipment. See Note 8 in the Notes to Consolidated Financial Statements for more information.
As of December 31, 2025, the Company had total outstanding guarantees of $14.1 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of December 31, 2025, the Company had total outstanding letters of credit of $3.1 million.
The Company has other borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At December 31, 2025, and December 31, 2024, $20.9 million and $8.8 million were outstanding, of which $4.6 million and $8.2 million were classified as current, respectively. These facilities support commitments made in the ordinary course of business.

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
Pension Obligations
For the remaining international pension plans, we record obligations and expenses related to a pension benefit plan based on actuarial valuations, which include key assumptions on discount rates, expected returns on plan assets and compensation increases. These actuarial assumptions are reviewed annually and modified as appropriate. The effect of modifications is generally recorded or amortized over future periods. We believe the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries. However, an increase in the discount rate would decrease the plan obligations and the net periodic benefit cost, while a decrease in the discount rate would increase the plan obligations and the net periodic benefit cost. In addition, an increase in the expected long-term return on plan assets would decrease the net periodic pension cost, while a decrease in expected long-term return on plan assets would increase the net periodic pension cost.
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
Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar. Revenue from operations in Argentina represented less than 1% of total consolidated net sales for the years ended December 31, 2025, 2024 and 2023.
As of December 31, 2025, the Company had no foreign currency forward exchange assets and $0.1 million foreign currency forward exchange liabilities outstanding. The Company does not hold derivatives for trading purposes.
The Company's primary currency rate exposures are related to foreign denominated debt, intercompany debt, forward exchange contracts, foreign denominated receivables and payables and cash and short-term investments. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on fair values on such instruments of approximately $4.7 million. A hypothetical 10% change in currency rates would have a favorable/unfavorable impact on income before tax of $2.0 million.
The Company is exposed to market risk, including changes in interest rates. The Company is subject to interest rate risk on its variable rate revolving credit facilities and term notes, which consisted of long-term borrowings of $17.9 million at December 31, 2025. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $0.2 million for the year ended December 31, 2025.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Preformed Line Products Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Preformed Line Products Company (the Company) as of December 31, 2025 and 2024, the related statements of consolidated income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 5, 2026 expressed an unqualified opinion thereon.
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

Quantitative Impairment Assessment of Goodwill for the EMEA Reporting Unit

Description of the Matter	At December 31, 2025, the Company’s goodwill was $30.7 million and the goodwill attributable to the EMEA reporting unit was $17.0 million. As discussed in Note 1 and Note 12 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level or more frequently if impairment indicators arise. Goodwill is tested for impairment utilizing a combination of the income approach, which uses a discounted cash flow methodology, and the market approach, which uses comparable company market multiples, to estimate the fair value of each reporting unit.

Auditing management’s quantitative goodwill impairment assessment for the EMEA reporting unit was complex due to the use of valuation methodologies to determine the fair value of a reporting unit. The fair value estimate was sensitive to significant assumptions, such as revenue growth rates, operating margins and discount rate, which are affected by expectations of future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s quantitative goodwill impairment process. This included controls over management’s review of the significant assumptions underlying the fair value determination described above.

To test the estimated fair value of the Company’s reporting unit, we performed audit procedures that included, among others, assessing the valuation methodologies used, testing the assumptions discussed above, and testing the completeness and accuracy of underlying data used by the Company in its analysis. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We involved our internal valuation specialists to review the valuation methodologies and certain significant assumptions discussed above. We also assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
Cleveland, Ohio
March 5, 2026

PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(Thousands of dollars, except share and per share data)
ASSETS
Cash, cash equivalents and restricted cash	$83,389	$57,244
Accounts receivable, net	113,175	111,402
Inventories, net	148,730	129,913
Prepaid expenses	12,961	11,720
Other current assets	5,206	5,514
TOTAL CURRENT ASSETS	363,461	315,793
Property, plant and equipment, net	222,781	195,086
Operating lease, right-of-use assets	9,708	10,117
Goodwill	30,684	26,685
Other intangible assets, net	10,140	9,656
Deferred income taxes	7,481	6,546
Other assets	9,366	9,994
TOTAL ASSETS	$653,621	$573,877
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable	$49,520	$41,951
Notes payable to banks	1,213	7,782
Operating lease liabilities, current	1,722	1,588
Current portion of long-term debt	5,392	2,430
Accrued compensation and other benefits	29,207	25,904
Accrued expenses and other liabilities	22,407	25,503
Dividends payable	1,277	1,293
Income taxes payable	3,972	1,962
TOTAL CURRENT LIABILITIES	114,710	108,413
Long-term debt, less current portion	32,860	18,357
Operating lease liabilities, noncurrent	5,957	6,538
Deferred income taxes	5,707	3,766
Other noncurrent liabilities	18,836	14,479
SHAREHOLDERS' EQUITY
Common shares $2 par value per share, 15,000,000 shares authorized, 4,907,787 and 4,913,621 issued and outstanding, at December 31, 2025 and December 31, 2024, respectively	13,860	13,752
Common shares issued to rabbi trust, 222,506 and 222,887 shares at December 31, 2025 and December 31, 2024, respectively	(9,586)	(9,575)
Deferred compensation liability	9,586	9,575
Paid-in capital	67,217	65,093
Retained earnings	584,360	553,179
Treasury shares, at cost, 2,021,940 and 1,961,772 shares at December 31, 2025 and December 31, 2024, respectively	(136,554)	(126,800)
Accumulated other comprehensive loss	(53,365)	(82,909)
TOTAL PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS' EQUITY	475,518	422,315
Noncontrolling interest	33	9
TOTAL SHAREHOLDERS' EQUITY	475,551	422,324
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$653,621	$573,877
See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2025	2024	2023

	(Thousands, except per share data)
Net sales	$669,338	$593,714	$669,679
Cost of products sold	460,799	403,903	434,831
GROSS PROFIT	208,539	189,811	234,848
Costs and expenses
Selling	52,011	48,722	51,078
General and administrative	75,176	67,477	74,643
Research and engineering	23,687	21,923	22,481
Other operating expense, net	2,530	932	2,492
	153,404	139,054	150,694
OPERATING INCOME	55,135	50,757	84,154
Other income (expense)
Interest income	2,317	2,573	1,811
Interest expense	(1,303)	(2,221)	(3,905)
Pension termination expense	(11,657)	—	—
Other income (expense), net	1,128	(339)	284
	(9,515)	13	(1,810)
INCOME BEFORE INCOME TAXES	45,620	50,770	82,344
Income tax expense	10,313	13,659	19,007
NET INCOME	$35,307	$37,111	$63,337
Net income attributable to noncontrolling interests	(24)	(17)	(5)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$35,283	$37,094	$63,332
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,918	4,908	4,920
Diluted	4,942	4,947	4,997
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$7.17	$7.56	$12.87
Diluted	$7.14	$7.50	$12.68

See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023

	(Thousands of dollars)
Net income	$35,307	$37,111	$63,337
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	24,171	(21,708)	9,667
Pension adjustment, net of tax	5,373	(895)	14
Other comprehensive income (loss), net of tax	29,544	(22,603)	9,681
Comprehensive income attributable to noncontrolling interests	(24)	(17)	(5)
COMPREHENSIVE INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$64,827	$14,491	$73,013
See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2025	2024	2023

	(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$35,307	$37,111	$63,337
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	23,030	20,830	18,914
Provision for accounts receivable allowances	(119)	(875)	3,441
Provision for inventory reserves	3,065	4,498	8,081
Deferred income taxes	(1,176)	1,084	(2,232)
Share-based compensation expense	4,955	3,412	4,948
Pension termination expense	11,657	—	—
Loss (gain) on sale of property and equipment	8	(1,748)	(2,478)
Other, net	413	828	435
Changes in operating assets and liabilities
Accounts receivable	6,989	(8,710)	16,969
Inventories	(11,949)	6,784	(4,952)
Prepaid expenses	3,998	(3,988)	5,961
Trade accounts payable and accrued liabilities	10	8,602	2,302
Accrued income and other taxes	(1,270)	590	(937)
Contributions to company pension plan	(2,850)	—	(1,500)
Other, net	1,399	(938)	(4,647)
NET CASH PROVIDED BY OPERATING ACTIVITIES	73,467	67,480	107,642
INVESTING ACTIVITIES
Capital expenditures	(40,132)	(14,651)	(35,332)
Proceeds from the sale of property and equipment	273	3,454	2,631
Proceeds from sale of investments	1,679	1,993	—
Purchases of investments	(451)	(3,154)	—
Acquisition of businesses, net of cash	(4,746)	—	(12,089)
NET CASH USED IN INVESTING ACTIVITIES	(43,377)	(12,358)	(44,790)
FINANCING ACTIVITIES
(Payments) proceeds of notes payable to banks	(6,679)	860	(11,081)
Proceeds from long-term debt	22,207	96,410	169,172
Payments of long-term debt	(6,634)	(130,133)	(186,179)
Dividends paid	(4,118)	(4,076)	(4,106)
Proceeds from issuance of common shares	1,925	214	2,164
Stock incentive plan payments	(4,704)	—	—
Purchase of common shares for treasury	(1,049)	(226)	(728)
Purchase of common shares for treasury from related parties	(8,705)	(8,379)	(18,164)
Other	(1,474)	(2,473)	—
NET CASH USED IN FINANCING ACTIVITIES	(9,231)	(47,803)	(48,922)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	5,286	(3,682)	2,438
Net increase in cash, cash equivalents and restricted cash	26,145	3,637	16,368
Cash, cash equivalents and restricted cash at beginning of year	57,244	53,607	37,239
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$83,389	$57,244	$53,607
See notes to consolidated financial statements.

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share data)	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
Balance at January 31, 2023	$13,351	$(10,261)	$10,261	$53,646	$460,930	$(99,303)	$(65,495)	$(4,492)	$358,637	$(13)	$358,624
Net income					63,332				63,332	5	63,337
Foreign currency translation adjustment							9,667		9,667		9,667
Pension adjustment, net of tax								14	14		14
Total comprehensive income									73,013	5	73,018
Purchase of 102,693 common shares						(16,101)			(16,101)		(16,101)
Stock incentive plan activity	256			7,312	(175)	(2,845)			4,548		4,548
Common shares distributed from rabbi trust of 2,268, net		78	(78)						—		—
Cash dividends declared - $0.80 per share					(3,933)				(3,933)		(3,933)
Balance at December 31, 2023	$13,607	$(10,183)	$10,183	$60,958	$520,154	$(118,249)	$(55,828)	$(4,478)	$416,164	$(8)	$416,156
Net income					37,094				37,094	17	37,111
Foreign currency translation adjustment							(21,708)		(21,708)		(21,708)
Pension adjustment, net of tax								(895)	(895)		(895)
Total comprehensive income									14,491	17	14,508
Purchase of 24,622 common shares						(3,099)			(3,099)		(3,099)
Stock incentive plan activity	145			4,135		(5,452)			(1,172)		(1,172)
Common shares distributed from rabbi trust of 20,231, net		608	(608)						—		—
Cash dividends declared - $0.80 per share					(4,069)				(4,069)		(4,069)
Balance at December 31, 2024	$13,752	$(9,575)	$9,575	$65,093	$553,179	$(126,800)	$(77,536)	$(5,373)	$422,315	$9	$422,324
Net income					35,283				35,283	24	35,307
Foreign currency translation adjustment							24,171		24,171		24,171
Pension adjustment, net of tax								5,373	5,373		5,373
Total comprehensive income									64,827	24	64,851
Purchase of 54,334 common shares						(8,873)			(8,873)		(8,873)
Stock incentive plan activity	108			2,124		(881)			1,351		1,351
Common shares distributed from rabbi trust of 381, net		(11)	11						—		—
Cash dividends declared - $0.81 per share					(4,102)				(4,102)		(4,102)
Balance at December 31, 2025	$13,860	$(9,586)	$9,586	$67,217	$584,360	$(136,554)	$(53,365)	$—	$475,518	$33	$475,551
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
Property, Plant and Equipment and Depreciation

Property, plant, and equipment is recorded at cost less accumulated depreciation or amortization. Property under finance lease agreements is carried at the present value of lease payments over the lease term less accumulated amortization. Depreciation is based on the estimated service lives of depreciable assets and is calculated using the straight-line method. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. The estimated useful lives for assets purchased new are: land improvements, 10 years; buildings, 39 years; building improvements, 5 years to 39 years; machinery and equipment, 3 years to 10 years; tooling, 5 years; and aircraft, 15 years. Appropriate reductions in estimated useful lives are made for property, plant and equipment purchased in connection with an acquisition of a business or in a used condition when purchased.
Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying value of the assets are impaired and the undiscounted future cash flows estimated to be generated by such assets are less than the carrying value. The Company’s cash flows are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is then reduced to fair value. The estimate of fair value represents the Company’s best estimate based on industry trends and reference to market rates and transactions. The Company did not record an impairment to long-lived assets during the years ended December 31, 2025 and 2024.
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
Intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, technology, customer backlogs, trademarks and land use rights, are generally amortized over periods from 1 year to 99 years. The Company has no indefinite lived intangible assets other than goodwill. The Company’s intangible assets with finite lives are generally amortized over the period in which the economic benefits of the intangibles are consumed, using either a projected cash flow basis method or the straight-line method. The straight-line method is used in circumstances in which it better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise expire compared to using a projected cash flow basis method. An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis and when events and circumstances warrant an evaluation. The Company assesses intangible assets with a determinable life for impairment when the carrying amount may not be recoverable, consistent with its policy for assessing other long-lived assets. The Company did not record an impairment to intangible assets with finite lives during the years ended December 31, 2025 and 2024.
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
Income Taxes
Income taxes are computed in accordance with the provisions of FASB ASC 740, “Income taxes” and include U.S. (federal and state) and foreign income taxes. In the Consolidated Financial Statements, the benefits of a consolidated return have been reflected where such returns have or could be filed based on the entities and jurisdictions included in the financial statements. The Company has elected to recognize Global Intangible Low-Taxed Income ("GILTI") as a period expense in the period the tax is incurred.
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
Advertising

Advertising costs are expensed as incurred and totaled $2.8 million in 2025, $2.5 million in 2024 and $2.4 million in 2023.
Foreign Currency Translation
Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the Consolidated Balance Sheet. The translation adjustments are recorded in Accumulated other comprehensive income (loss). Revenues and expenses are translated at weighted average exchange rates in effect during the period. Transaction gains and losses arising from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income and expensed as incurred. Aggregate transaction losses, including hedge activity, was $0.4 million for the year ended December 31, 2025, $0.5 million for the year ended December 31, 2024 and $3.2 million for the year ended December 31, 2023. Upon sale or substantially complete liquidation of an investment in a foreign entity, the cumulative translation adjustment for that entity is reclassified from Accumulated other comprehensive loss to earnings.
Effective July 1, 2018, Argentina was designated as a highly inflationary economy as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, the functional currency for the Company’s Argentina subsidiary became the U.S. dollar. Revenue from operations in Argentina was less than 1% of total consolidated net sales for the years ended December 31, 2025, 2024 and 2023.
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
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU enhances income tax disclosures by providing information to better assess how an entity's operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU requires additional disclosures to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, the ASU requires disclosures relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This ASU was effective for the Company's 2025 fiscal year end. The adoption of this new standard did not have a material impact on the consolidated financial statements, other than the tax disclosures included with Note 9, "Income Taxes".
Not Yet Adopted
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
In September 2025, the FASB issued Accounting Standards Update No. 2025-06, "Intangibles - Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targets Improvements to the Accounting for Internal-Use Software." This ASU removes all references to software development "project stages." Instead, capitalization begins when the following conditions are met: management has authorized funding the software project, it is probable that the project will be completed and the software will be used for its intended function. This ASU is effective for annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of adopting this ASU.
New Regulations
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain businesses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The implementation of OBBBA resulted in an expected cash tax savings of approximately $3.0 million for the Company's 2025 fiscal year end.
Note 2 - Inventories, Net
Inventories, net

	December 31,
	2025	2024
Raw materials	$95,988	$75,138
Work-in-process	16,586	12,225
Finished products	55,442	52,792
Inventories, net of excess and obsolete inventory reserve	168,016	140,155
Excess of current cost over LIFO cost	(19,286)	(10,242)
Inventories at LIFO cost	$148,730	$129,913
Costs for inventories of certain material, mainly in the U.S., are determined using the LIFO method and totaled approximately $45.8 million and $46.5 million at December 31, 2025 and 2024, respectively. The net change in LIFO inventories for December 31, 2025 and 2024 resulted in an expense of $9.0 million and benefit of $0.3 million to Cost of products sold, respectively. The Company’s reserves for slow-moving and obsolete inventory at December 31, 2025 and 2024 was $17.7 million.

Note 3 - Property and Equipment, Net
Major classes of property, plant and equipment are as follows:

	December 31,
	2025	2024
Land and improvements	$27,293	$20,204
Buildings and improvements	131,619	125,076
Machinery, equipment and aircraft	274,919	252,759
Construction in progress	27,206	10,884
Property, plant and equipment, gross	461,037	408,923
Less accumulated depreciation	(238,256)	(213,837)
Property, plant and equipment, net	$222,781	$195,086
Depreciation of property and equipment was $22.0 million in 2025, $20.4 million in 2024 and $17.0 million in 2023.
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
The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flow. For the years ended December 31, 2025 and 2024, there were no reserves for known global legal matters.
For the years ended December 31, 2025 and 2024, the Company has included $4.7 million and $6.7 million, respectively, of advanced payments by customers for future projects in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
Note 5 - Pension Plans
The Company maintained a noncontributory defined benefit pension plan covering eligible U.S. employees (the "U.S. Plan"). On December 12, 2012, the Company approved a freeze on further benefit accruals under the U.S. Plan and notified the participants of the freeze on December 19, 2012. Beginning February 1, 2013, participants ceased earning additional benefits under the U.S. Plan and no new participants entered the U.S. Plan. In August 2023, the Board of Directors of the Company approved a resolution to terminate the U.S. Plan. The Company used a December 31 measurement date for the U.S. Plan.
The Company completed its U.S. Plan termination in the third quarter of 2025 through the purchase of a group annuity contract. Prior to the termination, the U.S. Plan was amended to provide certain participants who are not currently receiving benefits the opportunity during an election period of April 1, 2025 to May 31, 2025 to elect to receive their benefit in the form of a lump sum. Lump-sum payments of approximately $13.1 million were made during July and August of 2025 in connection with such elections. In August 2025, the Company contributed approximately $2.9 million to the U.S. Plan and purchased an annuity contract through a financial institution for approximately $18.0 million to fully liquidate the U.S. Plan.
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
The Company made no contribution to the U.S. Plan for the year ended December 31, 2024.
Excluding the U.S. Plan termination charges, the following is the net periodic pension expense for the U.S. Plan for the years ended December 31:

	2025	2024	2023
Interest cost	$1,058	$1,540	$1,568
Expected return on plan assets	(942)	(1,940)	(2,017)
Recognized net actuarial loss	432	445	463
Net periodic pension expense	$548	$45	$14
Components of net periodic pension expense, other than service cost, are included in other income (expense), net in the Consolidated Statement of Income.
The following tables set forth the changes in benefit obligations, the change in plan assets, the funded status, and amounts recognized in the consolidated financial statements for the U.S. Plan at December 31, which is inclusive of the U.S. Plan termination:

	2025	2024
Projected benefit obligation at beginning of the year	$28,175	$29,773
Interest cost	1,058	1,540
Actuarial loss (gain)	2,856	(1,557)
Benefits paid	(954)	(1,581)
Benefits settled in lump sum window	(13,150)	—
Benefits settled in annuity purchase	(17,985)	—
Projected benefit obligation at end of year	$—	$28,175

Fair value of plan assets at beginning of the year	$29,094	$31,896
Actual return on plan assets	494	(1,221)
Employer contributions	2,850	—
Benefits paid	(954)	(1,581)
Benefits settled in lump sum window	(13,150)	—
Benefits settled in annuity purchase	(17,985)	—
Fair value of plan assets at end of the year	$349	$29,094

Pension asset	$(349)	$(919)

In 2025, in accordance with ASC 715-20, the Company recognized the over-funded status of the U.S. Plan as a non-current asset. The remaining pension asset will be settled once final census adjustments are completed in 2026. The amount recognized in Accumulated other comprehensive loss related to the U.S. Plan at December 31 is comprised of the following:

	2025	2024
Balance at January 1	$(5,373)	$(4,478)

Reclassification adjustments:
Pre-tax termination loss	11,657	—
Pre-tax amortized net actuarial loss	432	445
Tax benefit	(4,106)	(104)
	7,983	341

Adjustment to recognize loss on pension asset:
Pre-tax loss	(3,303)	(1,605)
Tax benefit	693	369
	(2,610)	(1,236)

Balance at December 31,	$—	$(5,373)
The 2025 reduction on the projected benefit obligation of $28.2 million was primarily due to the U.S. Plan termination and related lump sum window and annuity purchase that occurred in the third quarter of 2025.
The U.S. Plan had assets in excess of accumulated benefit obligations as follows:

	2025	2024
Accumulated benefit obligation	$—	$28,175
Fair market value of assets	$349	$29,094

Weighted-average assumptions used to determine benefit obligations at:	August 31, 2025	December 31, 2024
Discount rate	n/a	5.77%
Rate of compensation increase	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost at:	August 31, 2025	December 31, 2024	December 31, 2023
Discount rate	5.77%	5.34%	5.55%
Rate of compensation increase	n/a	n/a	n/a
Expected long-term return on plan assets	4.75%	6.25%	7.00%
The net periodic pension cost for the eight-month period in 2025 prior to the U.S. Plan termination was based on a long-term asset rate-of-return of 4.75%. This rate is based upon management’s estimate of future long-term rates of return on assets as invested at December 31, 2024 and is consistent with historical returns on such assets.
At December 31, 2025, all plan assets were invested solely in cash. At December 31, 2024, the U.S. Plan assets were invested in pooled investment funds which are measured at fair value using the net asset value ("NAV"). The NAV is based on the value of the assets owned by the plan, less liabilities. These pooled assets are not quoted on an active exchange. The fair value of the U.S. Plan assets at December 31, 2025 and 2024 was $0.3 million and $29.1 million, respectively.

The U.S. Plan weighted-average asset allocations at December 31, 2025 and 2024, by asset category, are as follows:

	Plan assets at December 31,
Asset category	2025	2024
Debt securities	—%	100%
Cash and equivalents	100	—
	100%	100%
Other Benefit Plans
The Company also provides retirement benefits through various defined contribution plans including PLP-USA’s Profit Sharing Plan. Expense for these defined contribution plans was $9.6 million in 2025, $8.2 million in 2024, and $6.6 million in 2023.
The Company also provides retirement benefits through the Supplemental Profit Sharing Plan. To the extent an employee’s award under PLP-USA’s Profit Sharing Plan exceeds the maximum allowable contribution permitted under existing tax laws, the excess is accrued for (but not funded) under a non-qualified Supplemental Profit Sharing Plan. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The expense for the Supplemental Profit Sharing Plan for the year ended December 31, 2025, 2024 and 2023 was $1.8 million, $0.8 million, and $0.9 million, respectively. The Supplemental Profit Sharing Plan unfunded status for the years ended December 31, 2025 and 2024 was $10.8 million and $9.0 million, respectively, and is included in Other noncurrent liabilities.
The Company also has established nonqualified foreign defined benefit plans, which provide post-employment benefits based on years of service. For the periods ending December 31, 2025 and 2024, the Company's benefit obligations related to these unfunded programs were $3.2 million and $3.1 million, respectively. During 2025, 2024 and 2023, the Company recorded benefit costs relating to these programs of $0.6 million, $0.3 million, and $0.6 million, respectively.
Note 6 - Accumulated Other Comprehensive Income (“AOCI”)
The following tables set forth the total changes in AOCI by component, net of tax:

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total
Balance at January 1	$(5,373)	$(77,536)	$(82,909)	$(4,478)	$(55,828)	$(60,306)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	24,171	24,171	—	(21,708)	(21,708)
Loss on pension asset	(2,610)	—	(2,610)	(1,236)	—	(1,236)

Amounts reclassified from AOCI:
Amortization of defined benefit pension activity (a)	7,983	—	7,983	341	—	341
Recognition of deferred losses from pension termination (a)	—	—	—	—	—	—
Net current period other comprehensive income (loss)	5,373	24,171	29,544	(895)	(21,708)	(22,603)
Balance at December 31	$—	$(53,365)	$(53,365)	$(5,373)	$(77,536)	$(82,909)
(a)    This AOCI component is included in the computation of net periodic pension expense as noted in Note 5 – Pension Plans.

Note 7 - Debt and Credit Arrangements

	December 31,
	2025	2024
Short-term debt
Notes payable to banks
Thailand Bhat denominated at 3.20%	$318	$2,599
Thailand Bhat denominated at 3.50%	318	—
Poland Zloty denominated at 5.04%	450	—
China Yuan Renminbi denominated at 3.05%	—	685
China Yuan Renminbi denominated at 3.05%	—	412
Brazil Real denominated at 7.00%	127	—
Indonesia U.S. Dollar denominated at 5.86%	—	4,086
Current portion of long-term debt
U.S. Dollar denominated at 2.74%	2,050	2,050
Poland Zloty denominated at 5.04%	1,462	—
Spain Euro denominated at 2.60%	466	—
Spain Euro denominated at 2.65%	684	—
Spain Euro denominated at 2.50%	570	—
Brazil Real denominated at 8.30%	—	200
Czech Republic Koruna denominated at 3.00%	—	42
Czech Republic Koruna denominated at 4.00%	101	86
Czech Republic Koruna denominated at 2.00%	59	52
Total short-term debt	$6,605	$10,212

Long-term debt, including current portion
U.S. Dollar denominated at 2.74%, due 2031	$10,592	$12,642
Poland Zloty denominated at 5.26% due 2028	5,013	4,390
Poland Zloty denominated at 5.04% due 2035	10,691	—
Austria Euro denominated at 3.10% due 2028	1,118	990
New Zealand Dollar denominated at 4.27% due 2028	1,828	1,779
Brazil Real denominated at 8.30% due 2025	—	200
Spain Euro denominated at 2.60% due 2030	2,812	—
Spain Euro denominated at 2.65% due 2031	2,815	—
Spain Euro denominated at 2.50% due 2030	2,524	—
Czech Republic Koruna denominated at 7.00% due 2030	245	80
Czech Republic Koruna denominated at 4.00% due 2031	555	560
Czech Republic Koruna denominated at 3.00% due 2025	—	42
Czech Republic Koruna denominated at 2.00% due 2026	59	104
Total long-term debt	38,252	20,787
Less current portion	(5,392)	(2,430)
Total long-term debt, less current portion	32,860	18,357
Total debt	$39,465	$28,569
PNC Bank Credit Facility
As of December 31, 2025, the Company maintained a credit facility (the "Facility") with PNC Bank, National Association ("PNC") with a capacity of $60.0 million. On March 14, 2025, the Company amended the Facility to extend the maturity date from March 2, 2026 to June 30, 2028. In addition, the amendment increased the amount of unsecured borrowings that the Company is permitted to incur outside of the Facility from $40.0 million to $60.0 million and included PLP Spain as an additional borrower.

On July 30, 2025, the Company amended the Facility to reduce the borrowing capacity from $90.0 million to $60.0 million, as well as increase the permitted indebtedness limit secured by mortgages, security interests or other liens from $35.0 million to $55.0 million. There were no other material changes to the Facility.
The interest rate for U.S. borrowing is defined as the Secured Overnight Financing Rate (“SOFR”) plus 1.225% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 3.00 to 1, at which point the SOFR spread becomes 1.600%. At December 31, 2025, the Company had utilized $8.0 million with $52.0 million available on the Facility. There were no long-term outstanding letters of credit on the Facility as of December 31, 2025. Our bank debt to equity percentage was 8.3%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At December 31, 2025, the Company was in compliance with these covenants.
Corporate Aircraft Term Loan
On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. The term of the loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $10.6 million outstanding on this debt facility at December 31, 2025, $2.1 million was classified as current. The aircraft has been pledged as collateral against the loan.
International Borrowing Facilities
The Company has other borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At December 31, 2025, and December 31, 2024, $20.9 million and $8.8 million were outstanding, of which $4.6 million and $8.2 million were classified as current, respectively. Of the $20.9 million outstanding at December 31, 2025, $11.1 million is attributable to the Poland subsidiary and $8.2 million is attributable to the Spain subsidiary. These facilities support commitments made in the ordinary course of business.
On July 16, 2025, PLP Poland (Belos) S.A. ("PLP Poland"), a subsidiary of the Company, entered into a non-revolving investment loan with Bank Polska Kasa Opieki Spolka Akcyjna ("Bank Pekao S.A") to finance the construction of a new manufacturing plant for an amount up to PLN100.3 million ($27.9 million). The maturity date of the loan is January 31, 2035 and is payable in annual installments in the amounts of PLN5.3 million ($1.5 million) in 2026, PLN9.0 million ($2.5 million) in 2027, PLN9.6 million ($2.7 million) in 2028 through 2034, and PLN18.8 million ($5.0 million) in 2035.
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
Restricted Cash
The Company’s Asia-Pacific segment had $0.1 million in restricted cash used to secure bank guarantees as of December 31, 2025, and 2024, respectively. The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash, cash equivalents and restricted cash.
Aggregate Maturities of Long-term Debt & Interest Paid
Aggregate maturities of long-term debt during the next five years are as follows: $5.4 million for 2026, $6.4 million for 2027, $13.5 for 2028, $6.7 million for 2029, $6.3 million for 2030 and thereafter.
Interest paid was $1.4 million in 2025, $2.2 million in 2024, and $3.8 million in 2023.
Guarantees and Letters of Credit
The Company has provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current year through the completion of such transactions. The guarantees would typically be triggered in the event of non-performance. As of December 31, 2025, the Company had total outstanding guarantees of $14.1 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of December 31, 2025, the Company had total outstanding letters of credit of $3.1 million.
Note 8 - Leases
The Company regularly enters into leases in the normal course of business. As of December 31, 2025, the leases in effect were related to land, buildings, vehicles, office equipment and other production equipment under operating leases with lease terms of up to 83 years. Some of the Company's leases include one or more renewal options, the exercise of which is generally at the Company's discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if the Company is reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for the Company’s operating and financing leases as of December 31, 2025 was 18.8 years and 3.0 years, respectively.
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

	Year Ended December 31,
	2025	2024	2023
Components of lease expense:
Operating lease cost	$2,438	$2,353	$2,767

Finance lease cost:
Amortization of right-of-use assets	196	160	119
Interest on lease liabilities	55	49	17
Total lease cost	$2,689	$2,562	$2,903
The discount rate implicit within each lease is often not determinable and, therefore, the Company establishes the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on lease term and currency in which lease payments are made. The weighted average discount rate used to measure the Company’s operating and finance lease liabilities as of December 31, 2025 was 5.58% and 6.44%, respectively. The weighted average discount rate used to measure the Company’s operating and finance lease liabilities as of December 31, 2024 was 5.53% and 6.96%, respectively.
Future maturities of the Company’s lease liabilities as of December 31, 2025 are as follows:

	Year Ended December 31, 2025
	Operating Leases	Finance Leases
2026	$2,159	$248
2027	1,506	191
2028	1,236	234
2029	583	69
2030 and thereafter	6,700	6
Total lease payments	12,184	748
Less amount of lease payment representing interest	4,505	127
Total present value of lease payments	$7,679	$621
Amounts recognized as finance lease obligations are reported in Accrued expense and other liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets.
The Company had de minimis sublease income for the years ended December 31, 2025 and 2024.
Supplemental cash flow information related to leases for the years ended December 31 were as follows:

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,442	$2,341	$2,775
Operating cash flows for finance leases	55	49	17
Financing cash flows for finance leases	258	189	171

Note 9 - Income Taxes
Income before income taxes was derived from the following sources:

	2025	2024	2023
United States	$22,395	$19,476	$57,736
Foreign	23,225	31,294	24,608
Total income before income taxes	$45,620	$50,770	$82,344
The components of income taxes for the years ended December 31 are as follows:

	2025	2024	2023
Current
Federal	$4,633	$2,646	$12,263
Foreign	6,140	9,613	6,654
State and local	716	316	2,322
	11,489	12,575	21,239
Deferred
Federal	(506)	2,139	(1,866)
Foreign	(431)	(1,507)	11
State and local	(239)	452	(377)
	(1,176)	1,084	(2,232)
Income taxes	$10,313	$13,659	$19,007

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Amount	Percent
US Federal Statutory Tax Rate	$9,594	21.0%
State and Local Tax, net of Federal Benefit (a)	326	0.6
Foreign Tax Effects	1,583	3.5
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	—
Tax Credits:
Foreign Tax Credits	(682)	(1.5)
Other	(56)	(0.1)
Effect of Cross Border Tax Laws:
Global intangible low taxed income	437	1.0
Other	(99)	(0.2)
Valuation Allowances	149	0.3
Non-Taxable or Nondeductible items:
Non-deductible Officers' Compensation	1,715	3.8
Excess Tax Benefit from RSUs	(1,186)	(2.6)
Other	9	—
Changes in Unrecognized Tax Benefits	34	0.1
Other Adjustments:
Pension Termination	(1,414)	(3.1)
Other	(97)	(0.2)
Effective Tax Rate	$10,313	22.6%
(a) State taxes in Arkansas and Texas make up the majority (greater than 50 percent) of the tax effect in this category.
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes prior to the adoption of ASU 2023-09 is as follows:

	2024	2023
Federal tax at statutory rate	21.0%	21.0%
Non-deductible officers' compensation	4.0	1.5
Non-U.S. tax rate variances	3.2	2.0
Global intangible low-taxed income	2.3	3.6
Other, net	1.8	(0.4)
Valuation allowance	0.5	0.7
State and local taxes, net of federal benefit	0.5	2.2
Uncertain tax positions	0.1	—
Other U.S. federal permanent items	(0.1)	(0.2)
U.S. tax credits	(0.8)	(1.3)
Other stock compensation	(2.4)	(1.5)
Foreign tax credits	(3.2)	(4.5)
Effective income tax rate	26.9%	23.1%

Income tax expense for the periods ended December 31, 2025, 2024, and 2023 was $10.3 million, $13.7 million, and $19.0 million, respectively. The decrease in the effective tax rate from 2024 to 2025 was primarily due to the impact of the U.S. Plan termination and a reduction in the unfavorable impact from the mix of income earned in jurisdictions with a higher tax rate than the U.S. This was partially offset by an unfavorable impact from the decrease in certain tax credits.

Income Taxes Paid

	2025	2024	2023
Federal	$1,909	$4,500	$11,412
State and Local	(353)	1,085	1,887
Foreign	9,869	7,518	8,572
Total Income Taxes Paid	$11,425	$13,103	$21,871
Income taxes paid (net of refunds) exceeded five percent of total income taxes paid (net of refunds) in the following jurisdictions:

2025
Foreign
Australia	$1,492
Brazil	1,670
Mexico	705
United Kingdom	994
China	609
Canada	1,300
Indonesia	819
Spain	671
New Zealand	575
South Africa	1,091
Deferred Income Tax Assets and Liabilities
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

	2025	2024
Deferred tax assets:
Benefit plan reserves	$6,962	$5,947
Inventory valuation reserves	4,885	3,077
Research and development capitalization	3,169	6,483
Net operating loss carryforwards	2,209	1,967
Other accrued expenses	1,982	2,128
Foreign tax credit	1,337	1,337
Accrued compensation and benefits	1,279	1,147
Allowance for credit losses	711	1,298
Other	424	56
Gross deferred tax assets	22,958	23,440
Valuation allowance	(2,009)	(2,725)
Net deferred tax assets	20,949	20,715

Deferred tax liabilities:
Depreciation and other basis differences	(15,896)	(15,179)
Intangibles	(2,166)	(2,003)
Other	(1,113)	(753)
Deferred tax liabilities	(19,175)	(17,935)
Net deferred tax assets	$1,774	$2,780

	2025	2024
Change in net deferred tax assets:
Ordinary movement	$1,176	$(1,084)
Pension Termination	(2,018)	—
Items of other comprehensive loss	—	267
Deferred tax balances from business acquisitions	(359)	—
Currency translation	192	24
Other	3	—
Total change in net deferred tax assets	$(1,006)	$(793)
As of December 31, 2025, various international subsidiaries had gross net operating losses totaling $9.1 million, resulting in deferred tax assets of $2.2 million. Of the international net operating losses, $1.3 million carryforward indefinitely, while the remainder, if not utilized, will expire between 2026 and 2030. It is more likely than not that certain net operating loss carryforwards will not be realized; therefore, we have recorded a valuation allowance of $0.7 million against them. The net operating loss carryforwards are subject to various annual limitations under the tax laws of the different jurisdictions.
The Company considers earnings in our non-U.S. subsidiaries to be permanently reinvested and therefore did not record any associated deferred income taxes on such earnings. Accordingly, the Company intends to continue to invest approximately $172.2 million of such earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S.
Unrecognized Income Tax Benefits
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits related to uncertain tax positions, excluding interest and penalties, for the year ended December 31:

	2025	2024	2023
Balance at January 1	$410	$410	$482
Additions for tax positions of prior years	—	—	—
Settlements with tax authorities	—	—	(72)
Expiration of statutes of limitations	—	—	—
Balance at December 31	$410	$410	$410
The Company records accrued interest as well as penalties related to unrecognized tax benefits as part of the provision for income taxes. The accrued interest and penalties related to the gross unrecognized tax benefits, excluded from above, was de minimis in all years presented.
Preformed Line Products Company and its subsidiaries file income tax return in the United States and various countries around the world. With few exceptions, the Company is no longer subject to United States federal examinations by tax authorities for years before 2022 and foreign, state, and local examinations by authorities for years before 2019.
Note 10 - Share-Based Compensation
2016 and 2025 Incentive Plan
The Company maintains an equity award program to provide the Company a competitive advantage in attracting, retaining, and motivating officers, employees and directors and to provide an incentive to those individuals to increase shareholder value through long-term incentives directly linked to the Company’s performance. The Preformed Line Products Company 2016 Incentive Plan (the “Incentive Plan”) was effective upon approval by the Company’s Shareholders at the 2016 Annual Meeting of Shareholders on May 10, 2016. Under the Incentive Plan, certain employees, officers, and directors were eligible to receive awards of options and RSUs. The total number of Company common shares reserved for awards under the Incentive Plan is 1,000,000 of which 900,000 common shares have been reserved for RSUs and 100,000 common shares have been reserved for share options. As of December 31, 2025, 77,500 options and 603,641 RSUs have been granted under the Incentive Plan. The Incentive Plan expires on May 10, 2026 with respect to awards granted under the Incentive Plan through May 13, 2025.
The Preformed Line Products Company 2025 Incentive Plan (the "2025 Plan") was effective upon approval by the Company's Shareholders at the 2025 Annual Meeting of Shareholders on May 13, 2025. Effective as of May 14, 2025, no additional awards will be granted under the 2016 Incentive Plan. Shares subject to awards that are outstanding under the 2016 Plan will become available for future grants under the 2025 Plan if they are cancelled, forfeited or expire prior to being exercised. The total number of Company common shares reserved for awards under the 2025 Plan is 618,859, of which 518,859 common shares have been reserved for RSUs and 100,000 common shares have been reserved for share options. As of December 31, 2025, no awards have been granted under this 2025 Plan.
Restricted Share Units
For the regular annual grants issued in 2025 and prior, a portion of the RSUs is subject to time-based cliff vesting and a portion is subject to vesting based upon the Company’s performance over a set period for all participants except the CEO and Executive Chairman. All of the CEO’s and Executive Chairman's regular annual RSUs are subject to vesting based upon the Company’s performance over a set-year period.
The RSUs are offered at no cost to the employees, however, the participant must remain employed with the Company until the restrictions on the RSUs lapse. The fair value of RSUs is based on the market price of a common share on the grant date. Dividends declared are accrued.
A summary of the RSUs for the years ended December 31, 2025 is as follows:

	Restricted Share Awards
	Performance and Service Required (a)	Service Required	Total Restricted Awards	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2025	146,523	17,250	163,773	$87.86
Granted	40,392	7,384	47,776	145.31
Vested	(61,654)	(10,212)	(71,866)	63.35
Forfeited	—	—	—	—
Nonvested as of December 31, 2025	125,261	14,422	139,683	$120.12
(a)    Nonvested, performance-based RSUs are reflected above at the maximum performance achievement level.
For time-based RSUs, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award in General and administrative expense in the accompanying Statements of Consolidated Income. Annual compensation expense related to the time-based RSUs for the years ended December 31, 2025, 2024 and 2023 was $0.9 million in each year, respectively. As of December 31, 2025, there was $1.0 million of total unrecognized compensation cost related to time-based RSUs that is expected to be recognized over the weighted-average remaining period of approximately 1.5 years.
For the performance-based RSUs, the number of RSUs in which the participants will vest depends on the Company’s level of performance measured by growth in pre-tax income and sales growth over a requisite performance period. Depending on the extent to which the performance criteria are satisfied under the Incentive Plan, the participants are eligible to earn common shares over the vesting period. Performance-based compensation expense for the years ended December 31, 2025, 2024 and 2023 was $3.7 million, $2.4 million, and $3.8 million, respectively. As of December 31, 2025, the remaining performance-based RSUs compensation expense of $7.9 million, if maximum performance is achieved, is expected to be recognized over a period of approximately 1.5 years.
The excess tax benefits from service and performance-based RSUs was $5.7 million, $3.2 million, and $2.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for RSUs vested in the current period.
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
Deferred Compensation Plan
The Company maintains a trust, commonly referred to as a rabbi trust, in connection with the Company’s deferred compensation plan. This plan allows for two deferrals. First, Directors make elective deferrals of Director fees payable and held in the rabbi trust. The deferred compensation plan allows the Directors to elect to receive Director fees in common shares of the Company at a later date instead of fees paid each quarter in cash. Second, this plan allows certain Company employees to defer restricted shares or RSUs for future distribution in the form of common shares. Assets of the rabbi trust are consolidated, and the value of the Company’s stock held in the rabbi trust is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of the deferred compensation (fair value of the deferred stock award at the date of grant) as the basis for recognition in common shares issued to the rabbi trust. Changes in the fair value of amounts owed to certain employees or Directors are not recognized as the Company’s deferred compensation plan does not permit diversification and must be settled by the delivery of a fixed number of the Company’s common shares. As of December 31, 2025, 222,506 shares have been deferred and are being held by the rabbi trust.
Share Option Awards
Each of the Incentive Plan and 2025 Plan permits the grant of 100,000 options to buy common shares of the Company to certain employees at not less than fair market value of the shares on the date of grant; however, option grants will only be made under the 2025 Plan beginning as of May 14, 2025. Options issued to date under the Incentive Plan and 2025 Plan vest 50% after one year following the date of the grant, 75% after two years, and 100% after three years and expire ten years from the date of grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.
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
There were no options granted during the year ended December 31, 2025 and 7,500 and zero options granted in the years ended December 31, 2024 and 2023, respectively. The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2024
Risk-free interest rate	4.2%
Dividend yield	1.1%
Expected life (years)	5 years
Expected volatility	38.2%
Activity in the Company’s Incentive Plan and 2025 Plan for the year ended December 31, 2025 was as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	26,425	$79.33
Exercised	(7,925)	71.31
Outstanding (vested and expected to vest) at December 31, 2025	18,500	$83.60	6.9	$2,278
Exercisable at December 31, 2025	14,750	$71.19	6.3	$1,999
There were 7,925, 3,575, and 37,800 stock options exercised during the years ended December 31, 2025, 2024 and 2023, respectively. The total intrinsic value of stock options exercised was $0.8 million, $0.2 million, and $3.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Cash received for the exercise of stock options during the years ended December 31, 2025 and 2024 was $0.6 million and $0.2 million, respectively.
The Company recorded compensation expense related to the stock options currently vested of $0.1 million, $0.1 million and $0.3 million during the years ended December 31, 2025, 2024 and 2023, respectively. The total compensation expense related to the stock options currently unvested as of December 31, 2025 and 2024 was $0.2 million and $0.1 million, respectively. The total compensation cost related to nonvested awards not yet recognized at December 31, 2025 is expected to be $0.2 million over a weighted-average period of approximately 1.97 years.
The excess tax benefits from stock options for the year ended December 31, 2025 was $0.4 million. The excess tax benefits from stock options was zero and $2.4 million for each of the years ended December 31, 2024 and 2023, respectively. This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in the current period.

Note 11 - Computation of Earnings Per Share
Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the years presented.
The calculation of basic and diluted earnings per share for the years ended December 31 was as follows:

	2025	2024	2023
Numerator
Net income	$35,283	$37,094	$63,332

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	4,918	4,908	4,920
Dilutive effect – share-based awards	24	39	77
Diluted weighted-average common shares outstanding	4,942	4,947	4,997

Earnings per common share
Basic	$7.17	$7.56	$12.87
Diluted	$7.14	$7.50	$12.68
For the years ended December 31, 2025, 2024 and 2023, 10,336, 7,500, and zero share-based awards, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.
Note 12 - Goodwill and Other Intangibles
The Company’s finite and indefinite-lived intangible assets consist of the following:

	December 31, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	727	(147)	637	(122)
Trademark	2,022	(1,736)	1,910	(1,685)
Technology	7,240	(4,777)	6,582	(3,933)
Customer relationships	19,528	(12,717)	17,399	(11,132)
	$34,323	$(24,183)	$31,334	$(21,678)
Indefinite-lived intangible assets
Goodwill	$30,684		$26,685
The aggregate amortization expense for other intangibles with finite lives, ranging from 1 year to 65 years, for the years ended December 31, 2025, 2024 and 2023 was $1.4 million, $1.8 million, and $1.8 million, respectively. Amortization expense is estimated to be $1.5 million for 2026, 2027, and 2028, $1.3 million for 2029, and $1.0 million for 2030. The weighted-average remaining amortization period is approximately 10.9 years. The weighted-average remaining amortization period by intangible asset class; land use rights, 64.7 years; trademark, 10.9 years; technology, 5.2 years and customer relationships, 8.5 years.
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
As a result of actual performance for the EMEA reporting unit falling short of internal forecasts, combined with an increase in projected capital expenditures related to the construction of a new manufacturing facility in 2025 and 2026, management identified a potential indicator of impairment as of September 30, 2025. The Company performed an interim impairment assessment and based on this review, the estimated fair value of the EMEA reporting unit exceeded its carrying amount by approximately 30% and management concluded that no impairment of goodwill was required for the EMEA reporting unit as of September 30, 2025. The interim impairment assessment was performed using the same methodologies as the annual assessments discussed in Note 1 - Significant Accounting Policies and included revised forecasts, which are subject to various risks and uncertainties, including forecasted revenue, expenses and cash flows. As of December 31, 2025, the Company concluded there were no material changes in quantitative or qualitative considerations from the interim impairment assessment.
For all other reporting units, the Company performed the annual impairment test for Goodwill as of October 1. No other indicators of impairment were identified. There were no impairment charges recorded in 2025 or 2024.
The change in the carrying amount of goodwill by segment is shown in the following table:

	PLP-USA	The Americas	EMEA	Asia-Pacific	Total

Balance at January 1, 2024	$3,078	$10,582	$15,837	$—	$29,497
Currency translation	—	(1,724)	(1,088)	—	(2,812)
Balance at December 31, 2024	3,078	8,858	14,749	—	26,685
Acquisitions	—	899	—	—	899
Currency translation	—	869	2,231	—	3,100
Balance at December 31, 2025	$3,078	$10,626	$16,980	$—	$30,684
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
The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the consolidated balance sheets as of December 31, 2025 and 2024:

Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$—	$—	$—	$—
Fixed income investments	—	—	—	—
Total assets	$—	$—	$—	$—

Liabilities:
Foreign currency forward contracts	$97	$—	$97	$—
Supplemental profit sharing plan	10,785	—	10,785	—
Total liabilities	$10,882	$—	$10,882	$—

Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$65	$—	$65	$—
Fixed income investments	1,142	1,142	—	—
Total assets	$1,207	$1,142	$65	$—

Liabilities:
Foreign currency forward contracts	$71	$—	$71	$—
Supplemental profit sharing plan	9,031	—	9,031	—
Total liabilities	$9,102	$—	$9,102	$—
The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions. These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in Other operating expense - net on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the twelve months ended December 31, 2025 and 2024, the Company recognized net gain of $0.1 million and net loss of $0.4 million, respectively, on foreign currency forward contracts.
The Company has a non-qualified Supplemental Profit Sharing Plan for its executives. The liability for this unfunded Supplemental Profit Sharing Plan was $10.8 million at December 31, 2025 and $9.0 million at December 31, 2024. These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.
The Company had zero fixed income investments as of December 31, 2025. The Company's fixed income investments as of December 31, 2024 of $1.1 million are recorded in Other assets on the Consolidated Balance Sheet and are valued using the closing price on the active market on which the securities are traded. The unrealized gains on the fixed income investments for the period ended December 31, 2024 were de minimis.
The carrying value of the Company’s current financial instruments, which include cash, cash equivalents and restricted cash, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments.

At December 31, 2025, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	December 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$35,080	$38,252	$17,474	$20,787
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
Disaggregated revenue
The following table presents the Company’s revenues disaggregated by segment and product type:

	Year Ended December 31, 2025
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	63%	80%	74%	77%	71%
Communications	32	19	19	3	22
Special Industries	5	1	7	20	7
Total	100%	100%	100%	100%	100%

	Year Ended December 31, 2024
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	63%	80%	71%	77%	71%
Communications	30	18	24	3	22
Special Industries	7	2	5	20	7
Total	100%	100%	100%	100%	100%
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

	2025	2024	2023
Allowance for credit losses, beginning of period	$6,958	$8,260	$5,021
Additions (reductions) charged to costs and expenses	92	(750)	3,250
Write-offs	(1,571)	(260)	(218)
Foreign exchange and other	318	(292)	207
Allowance for credit losses, end of period	$5,797	$6,958	$8,260
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
The accounting policies of the operating segments are the same as those described in Note 1. We have one customer accounting for 10.7% of the Company’s consolidated revenue, generated within the PLP-USA, The Americas, and Asia-Pacific operating segments In certain circumstances, PLP-USA performs all manufacturing and shipping activity to US-based entities on behalf of EMEA, where the sales order is recorded. These sales and related profits have been reclassified for segment purposes only from EMEA to PLP-USA.
The following table presents a summary of the Company’s reportable segments for the years ended December 31, 2025, 2024 and 2023. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profits in inventory.

	Year Ended December 31, 2025
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$321,671	$118,713	$139,225	$132,256	$711,865
Intersegment sales	(9,052)	(9,946)	(6,102)	(17,427)	(42,527)
Net sales	312,619	108,767	133,123	114,829	669,338
Less:
Cost of products sold	206,762	77,030	93,856	83,151	460,799
Gross profit	105,857	31,737	39,267	31,678	208,539
Costs and expenses	69,922	25,566	32,000	25,916	153,404
Operating income	35,935	6,171	7,267	5,762	55,135
Interest income	630	1,191	371	125	2,317
Interest expense	(264)	(43)	(651)	(345)	(1,303)

Other (expense) income, net	(12,183)	160	334	1,160	(10,529)
Income before income taxes	24,118	7,479	7,321	6,702	45,620
Income tax expense	4,606	2,084	1,955	1,668	10,313
Total noncontrolling interest	—	—	(24)	—	(24)
Total net income attributable to Preformed Line Products Company shareholders	$19,512	$5,395	$5,342	$5,034	$35,283

	Year Ended December 31, 2024
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$276,792	$98,554	$133,577	$123,585	$632,508
Intersegment sales	(10,088)	(8,274)	(5,336)	(15,096)	(38,794)
Net sales	266,704	90,280	128,241	108,489	593,714
Less:
Cost of products sold	173,735	61,672	91,445	77,051	403,903
Gross profit	92,969	28,608	36,796	31,438	189,811
Costs and expenses	72,593	18,655	26,090	21,716	139,054
Operating income	20,376	9,953	10,706	9,722	50,757
Interest income	55	2,139	281	98	2,573
Interest expense	(911)	(81)	(658)	(571)	(2,221)
Other (expense) income, net	(27)	141	133	(586)	(339)
Income before income taxes	19,493	12,152	10,462	8,663	50,770
Income tax expense	5,553	3,201	2,683	2,222	13,659
Total noncontrolling interest	—	—	(17)	—	(17)
Total net income attributable to Preformed Line Products Company shareholders	$13,940	$8,951	$7,762	$6,441	$37,094

	Year Ended December 31, 2023
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$387,913	$102,404	$110,661	$126,677	$727,655
Intersegment sales	(9,350)	(16,345)	(8,531)	(23,750)	(57,976)
Net sales	378,563	86,059	102,130	102,927	669,679
Less:
Cost of products sold	239,603	56,054	65,758	73,416	434,831
Gross profit	138,960	30,005	36,372	29,511	234,848
Costs and expenses	79,289	22,724	28,193	20,488	150,694
Operating income	59,671	7,281	8,179	9,023	84,154
Interest income	—	1,615	125	71	1,811
Interest expense	(1,991)	(255)	(899)	(760)	(3,905)
Other income, net	54	136	66	28	284
Income before income taxes	57,734	8,777	7,471	8,362	82,344
Income tax expense	12,342	3,022	1,670	1,973	19,007
Total noncontrolling interest	—	—	(5)	—	(5)
Total net income attributable to Preformed Line Products Company shareholders	$45,392	$5,755	$5,796	$6,389	$63,332

	Year Ended December 31,
	2025	2024	2023
Expenditure for long-lived assets
PLP-USA	$6,049	$6,054	$25,317
The Americas	5,537	2,255	4,861
EMEA	27,350	4,454	2,849
Asia-Pacific	1,965	1,888	2,305
Total expenditure for long-lived assets	$40,901	$14,651	$35,332

Depreciation and amortization
PLP-USA	$12,819	$11,768	$9,270
The Americas	3,740	3,821	2,702
EMEA	3,895	3,575	3,493
Asia-Pacific	2,967	3,102	3,449
Total depreciation and amortization	$23,421	$22,266	$18,914

	As of December 31,
	2025	2024
Identifiable assets
PLP-USA	$276,840	$245,388
The Americas	114,111	103,456
EMEA	165,254	125,013
Asia-Pacific	97,416	100,020
Total identifiable assets	$653,621	$573,877

Long-lived assets
PLP-USA	$113,261	$119,114
The Americas	25,692	20,446
EMEA	49,017	21,243
Asia-Pacific	34,811	34,283
Total long-lived assets	$222,781	$195,086
Note 16 - Related Party Transactions
During each of the years ended December 31, 2024 and 2023, the Company paid approximately $0.2 million and $0.2 million, respectively, in legal fees to Baker & Hostetler LLP, of which Steven Kestner, a member of our Board of Directors, was a Partner.
On October 28, 2020, the Board of the Directors of the Company approved the appointment of David C. Sunkle to serve on its Board of Directors effective upon his retirement at December 31, 2020 for a term commencing January 1, 2021. At the annual meeting of shareholders on May 7, 2024, Mr. Sunkle was re-elected to serve on the Board of Directors to a term that expires in 2026. In addition, Mr. Sunkle had a consulting agreement with the Company that expired on December 31, 2025.
Note 17 - Acquisitions of Businesses
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
The acquisition of JAP Telecom is accounted for using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recognized at their respective fair values on the acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The fair value of the identifiable net assets as acquired was $4.9 million. The Company expects to finalize the valuation in 2026; however, future adjustments are not expected to have a material impact to the Consolidated Statements of Income.
Goodwill is calculated as the excess of the consideration transferred over the net identifiable assets recognized and represents the anticipated synergies of acquiring JAP Telecom. The goodwill recognized of $0.9 million is not deductible for tax purposes.
From the date of the acquisition through December 31, 2025, the Company’s consolidated financial statements included JAP Telecom sales of approximately $3.7 million and is reported in The Americas segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Principal Executive Officer and Principal Financial Officer have concluded based on their review thereof that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2025.
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
Management, with the participation of the Company's Executive Chairman and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Our evaluation of internal control over financial reporting did not include the internal controls of JAP Telecom, which was acquired during 2025, the results of which are included in the 2025 Consolidated Financial Statements for the year ended December 31, 2025 and constituted approximately 1% of total assets (inclusive of acquired intangible assets) as of December 31, 2025 and approximately 1% of net sales for the year then ended.
Based upon its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report, a copy of which is included below.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2025 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Preformed Line Products Company
Opinion on Internal Control Over Financial Reporting
We have audited Preformed Line Products Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Preformed Line Products Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of JAP Telecom, which is included in the 2025 consolidated financial statements of the Company and constituted 1% of total assets as of December 31, 2025 and 1% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of JAP Telecom.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related statements of consolidated income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 5, 2026 expressed an unqualified opinion thereon.
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
March 5, 2026

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Require Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the information under the captions “Corporate Governance – Board Composition”, “Corporate Governance – Election of Directors”, “Section 16(a) Beneficial Ownership Compliance”, “Corporate Governance – Code of Conduct,” “Corporate Governance – Board Committees and Meetings – Audit Committee” and “Compensation Policies and Risk – Insider Trading Policies and Procedures” in the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 4, 2026 (the “Proxy Statement”). Information relative to executive officers of the Company is contained in Part I of this Annual Report on Form 10-K.
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
Repurchase of equity securities
There were no equity compensation plans not approved by security holders during the year ended December 31, 2025. The approved transactions for the year ended December 31, 2025 are as follows.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(1)	(1)	(2)
Equity compensation plans approved by security holders	158,183	$83.60	618,859
(1)     Of these shares, 139,683 were issued in the form of restricted stock units, which have no exercise price. Accordingly, such shares were not included in the weighted average exercise price. For further detail, refer to Note 10, “Share-Based Compensation.”
(2)     Under the 2025 Plan, the authorized shares may be issued in the form of restricted shares or units. See Note 10 in the Notes to Consolidated Financial Statements for information relating to the 2025 Plan.
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

4.2
Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company’s 10-K filed for the year ended December 31, 2019).

10.1	Preformed Line Products Company Executive Life Insurance Plan – Summary (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.2	Preformed Line Products Company Supplemental Profit Sharing Plan (incorporated by reference to the Company’s Registration Statement on Form 10).*

10.3	Preformed Line Products Company 2016 Incentive Plan (incorporated by reference to the Company's 10-K filing for the year ended December 31, 2020).*

10.4	Preformed Line Products Company 2016 RSU Award Agreement, filed herewith *

10.5	Preformed Line Products Company 2016 Stock Option Award Agreement, filed herewith *

10.6	Preformed Line Products Company 2025 Incentive Plan, filed herewith *

10.7	Preformed Line Products Company 2025 RSU Award Agreement, filed herewith *

10.8	Preformed Line Products Company 2025 Stock Option Award Agreement, filed herewith *

10.9	Deferred Shares Plan (incorporated by reference to the Company’s 8-K current report filing dated August 21, 2008).*

10.10	Promissory Note dated June 27, 2016, between the Company and PNC Bank, National Association (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended June 30, 2016).

10.11
Amended and Restated Loan Agreement dated September 24, 2015 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2015).

10.12
Amendment No. 1 to Amended and Restated Loan Agreement dated November 6, 2015 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-K filing for the year ended December 31, 2015).

10.13
Amendment No. 2 to Amended and Restated Loan Agreement dated August 22, 2016 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended September 30, 2016).

10.14
Joinder and Amendment No. 3 to Amended and Restated Loan Agreement dated March 13, 2018 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s Form 10-Q filing for the quarter ended March 31, 2018).

10.15
Joinder and Amendment No. 5 to Amended and Restated Loan Agreement dated April 25, 2019 between the Company and PNC Bank, National Association (incorporated by reference to the Company’s 10-Q filing for the quarter ended March 31, 2019).

10.16	Promissory Note dated December 29, 2020, and Other Loan Documents between the Company and PNC Bank National Association, filed herewith.

10.17
Amendment No. 7 to Amended and Restated Loan Agreement, dated March 2, 2022, between the Company and PNC Bank, National Association Joinder, (incorporated by reference to the Company's 10-K filing for the year ended December 31, 2021).

10.18
Joinder and Amendment No. 8 to Amended and Restated Loan Agreement dated March 14, 2025, as amended, between the Company and PNC Bank, National Association previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2025 and incorporated by reference herein.

10.19
Fifteenth Amended and Restated Line of Credit Note, dated July 30, 2025, between the Company and PNC Bank, National Association previously filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2025 and incorporated by reference herein.

10.20
Amendment No. 9 to Amended and Restated Loan Agreement dated July 30, 2025, as amended, between the Company and PNC Bank, National Association previously filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2025 and incorporated by reference herein.

10.21
Investment Loan Agreement, dated July 16, 2025, between PLP Poland (Belos) S.A. and Bank Pekao S.A., (English translation) previously filed as Exhibit 10.1 to Form 8-K (File No. 0-31164), filed on July 22, 2025 and incorporated herein by reference ).

14.1	Preformed Line Products Amended Company Code of Conduct (incorporated by reference to the Company’s 10-K filed for the year ended December 31, 2019)

19	Preformed Line Products Company Insider Trading Policy as of February 13, 2025 (incorporated by reference to the Company’s 10-K filed for the year ended December 31, 2024)

21	Subsidiaries of Preformed Line Products Company, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

97.1	Preformed Line Products Company Clawback Policy adopted on August 2, 2023 (incorporated by reference to the Company's 10-K filed for the year ended December 31, 2023).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)
*Indicates management contracts or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company

March 5, 2026	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Executive Chairman
(principal executive officer)

March 5, 2026	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

March 5, 2026	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Executive Chairman

March 5, 2026	*
Glenn E. Corlett
Director

March 5, 2026	*
Matthew D. Frymier
Director

March 5, 2026	*
R. Steven Kestner
Director

March 5, 2026	*
Richard R. Gascoigne
Director

March 5, 2026	*
J. Ryan Ruhlman
Director

March 5, 2026	*
Maegan A. R. Cross
Director

March 5, 2026	*
David C. Sunkle
Director

*By Power of Attorney
March 5, 2026	/s/ Caroline S. Vaccariello
Caroline S. Vaccariello
General Counsel and Corporate Secretary

PREFORMED LINE PRODUCTS COMPANY
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 2025, 2024 and 2023
(Thousands of dollars)

For the year ended December 31, 2025:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions	Balance at end of period

Allowance for credit losses	$6,958	$92	$(1,571)	$318	$5,797
Reserve for credit memos	562	268	(359)	13	484
Slow-moving and obsolete inventory reserves	17,722	4,441	(5,335)	886	17,714
Accrued product warranty	1,459	1,931	(260)	98	3,228
Foreign net operating loss tax carryforwards	1,967	882	(605)	(35)	2,209

For the year ended December 31, 2024:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period

Allowance for credit losses	$8,260	$(750)	$(260)	$(292)	$6,958
Reserve for credit memos	746	221	(396)	(9)	562
Slow-moving and obsolete inventory reserves	17,579	5,447	(4,427)	(877)	17,722
Accrued product warranty	1,278	288	(25)	(82)	1,459
Foreign net operating loss tax carryforwards	1,940	785	(627)	(131)	1,967

For the year ended December 31, 2023:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other additions or deductions (a)	Balance at end of period

Allowance for credit losses	$5,021	$3,250	$(218)	$207	$8,260
Reserve for credit memos	579	476	(310)	1	746
Slow-moving and obsolete inventory reserves	10,835	9,950	(3,427)	221	17,579
Accrued product warranty	1,111	213	(70)	24	1,278
Foreign net operating loss tax carryforwards	2,722	367	(466)	(683)	1,940