Form 10-Q
period 2026-03-31
PREFORMED LINE PRODUCTS CO
filed 2026-04-30
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal quarter ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding as of April 16, 2026: 4,888,012.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash, cash equivalents and restricted cash	$69,452	$83,389
Accounts receivable, net	130,840	113,175
Inventories, net	151,810	148,730
Prepaid expenses	12,998	12,961
Other current assets	6,287	5,206
TOTAL CURRENT ASSETS	371,387	363,461
Property, plant and equipment, net	225,279	222,781
Operating lease, right-of-use assets	9,160	9,708
Goodwill	30,351	30,684
Other intangible assets, net	9,837	10,140
Deferred income taxes	6,794	7,481
Other assets	9,021	9,366
TOTAL ASSETS	$661,829	$653,621
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable	$56,766	$49,520
Notes payable to banks	1,318	1,213
Operating lease liabilities, current	1,546	1,722
Current portion of long-term debt	5,891	5,392
Accrued compensation and other benefits	24,084	29,207
Accrued expenses and other liabilities	29,644	22,407
Dividends payable	1,175	1,277
Income taxes payable	3,167	3,972
TOTAL CURRENT LIABILITIES	123,591	114,710
Long-term debt, less current portion	34,737	32,860
Operating lease liabilities, noncurrent	5,513	5,957
Deferred income taxes	5,463	5,707
Other noncurrent liabilities	18,943	18,836
SHAREHOLDERS' EQUITY
Common shares $2 par value per share, 15,000,000 shares authorized, 4,888,012 and 4,907,787 issued and outstanding, at March 31, 2026 and December 31, 2025	13,890	13,860
Common shares issued to rabbi trust, 222,506 and 222,506 shares at March 31, 2026 and December 31, 2025, respectively	(9,586)	(9,586)
Deferred compensation liability	9,586	9,586
Paid-in capital	66,047	67,217
Retained earnings	593,869	584,360
Treasury shares, at cost, 2,056,379 and 2,021,940 shares at March 31, 2026 and December 31, 2025, respectively	(145,492)	(136,554)
Accumulated other comprehensive loss	(54,790)	(53,365)
TOTAL PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS' EQUITY	473,524	475,518
Noncontrolling interest	58	33
TOTAL SHAREHOLDERS' EQUITY	473,582	475,551
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$661,829	$653,621
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
(Thousands, except per share data)
Net sales	$176,278	$148,541
Cost of products sold	121,058	99,870
GROSS PROFIT	55,220	48,671
Costs and expenses
Selling	13,769	12,181
General and administrative	21,053	17,626
Research and engineering	6,736	5,479
Other operating (income) expense, net	(54)	255
	41,504	35,541
OPERATING INCOME	13,716	13,130
Other income (expense)
Interest income	777	510
Interest expense	(232)	(376)
Other income, net	69	407
	614	541
INCOME BEFORE INCOME TAXES	14,330	13,671
Income tax expense	3,781	2,118
NET INCOME	$10,549	$11,553
Net income attributable to noncontrolling interests	(25)	(36)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$10,524	$11,517
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,906	4,928
Diluted	4,927	4,950
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$2.15	$2.34
Diluted	$2.14	$2.33

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025

(Thousands of dollars)
Net income	$10,549	$11,553
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,425)	6,671
Pension adjustment, net of tax	-	123
Other comprehensive (loss) income, net of tax	(1,425)	6,794
Comprehensive income attributable to noncontrolling interests	(25)	(36)
COMPREHENSIVE INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$9,099	$18,311
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$10,549	$11,553
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	6,166	5,397
Deferred income taxes	403	(479)
Share-based compensation expense	2,345	892
Loss (gain) on sale of property and equipment	27	(37)
Other, net	356	(228)
Changes in operating assets and liabilities	(13,799)	(11,443)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,047	5,655
INVESTING ACTIVITIES
Capital expenditures	(9,993)	(10,976)
Proceeds from the sale of property and equipment	49	91
Proceeds from sale of investments	—	1,679
Purchases of investments	—	(451)
NET CASH USED IN INVESTING ACTIVITIES	(9,944)	(9,657)
FINANCING ACTIVITIES
Proceeds (payments) of notes payable to banks	186	(1,966)
Proceeds from long-term debt	5,003	8,628
Payments of long-term debt	(1,612)	(777)
Dividends paid	(1,116)	(1,164)
Proceeds from issuance of common shares	450	68
Stock incentive plan payments	(3,935)	(3,799)
Purchase of common shares for treasury	(652)	(131)
Purchase of common shares for treasury from related parties	(8,286)	(881)
NET CASH USED IN FINANCING ACTIVITIES	(9,962)	(22)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(78)	1,615
Net decrease in cash, cash equivalents and restricted cash	(13,937)	(2,409)
Cash, cash equivalents and restricted cash at beginning of year	83,389	57,244
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$69,452	$54,835
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share data)	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$13,860	$(9,586)	$9,586	$67,217	$584,360	$(136,554)	$(53,365)	$—	$475,518	$33	$475,551
Net income					10,524				10,524	25	10,549
Foreign currency translation adjustment							(1,425)		(1,425)		(1,425)
Pension adjustment, net of tax									—		—
Total comprehensive income									9,099	25	9,124
Purchase of 34,439 common shares						(8,938)			(8,938)		(8,938)
Stock incentive plan activity	30			(1,170)					(1,140)		(1,140)
Common shares issued to rabbi trust of 0, net									—		—
Cash dividends declared – $0.21 per share					(1,015)				(1,015)		(1,015)
Balance at March 31, 2026	$13,890	$(9,586)	$9,586	$66,047	$593,869	$(145,492)	$(54,790)	$—	$473,524	$58	$473,582

							Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share data)	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$13,752	$(9,575)	$9,575	$65,093	$553,179	$(126,800)	$(77,536)	$(5,373)	$422,315	$9	$422,324
Net income					11,517				11,517	36	11,553
Foreign currency translation adjustment							6,671		6,671		6,671
Pension adjustment, net of tax								123	123		123
Total comprehensive income									18,311	36	18,347
Purchase of 860 common shares						(131)			(131)		(131)
Stock incentive plan activity	68			(2,888)		(881)			(3,701)		(3,701)
Common shares distributed from rabbi trust of 147, net		(19)	19						—		—
Cash dividends declared – $0.20 per share					(1,018)				(1,018)		(1,018)
Balance at March 31, 2025	$13,820	$(9,594)	$9,594	$62,205	$563,678	$(127,812)	$(70,865)	$(5,250)	$435,776	$45	$435,821
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Tables in thousands of dollars, except share and per share data, unless specifically noted)
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements of Preformed Line Products Company and subsidiaries (the “Company” or “PLPC”) have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Form 10-K for the year ended December 31, 2025 filed on March 5, 2026 with the Securities and Exchange Commission. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities and Exchange Commission.
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2026.
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
Recently Adopted or Issued Accounting Pronouncements and Regulations
Not Yet Adopted
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
New Regulations
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain businesses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The implementation of OBBBA resulted in an expected cash tax savings of approximately $3.0 million for the Company's 2025 fiscal year end. Management is currently evaluating the potential impact of the provisions for the 2026 fiscal year.

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
Disaggregated Revenue
The Company’s revenues by segment and product type are as follows:

	Three Months Ended March 31, 2026
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	67%	75%	73%	77%	71%
Communications	30%	24%	21%	4%	24%
Special Industries	3%	1%	6%	19%	5%
Total	100%	100%	100%	100%	100%

	Three Months Ended March 31, 2025
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	60%	84%	75%	76%	69%
Communications	35%	15%	22%	3%	25%
Special Industries	5%	1%	3%	21%	6%
Total	100%	100%	100%	100%	100%
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

	Three Months Ended March 31,
	2026	2025
Allowance for credit losses, beginning of period	$5,797	$6,958
Additions (reductions) charged to costs and expenses	439	(67)
Write-offs	—	—
Foreign exchange and other	57	13
Allowance for credit losses, end of period	$6,293	$6,904

NOTE 3 - INVENTORIES, NET
Inventories, net
Inventory is carried at lower of cost or net realizable value. The components of inventory are as follows:

	March 31, 2026	December 31, 2025
Raw materials	$98,094	$95,988
Work-in-process	17,316	16,586
Finished products	56,314	55,442
Inventories, net of excess and obsolete inventory reserve	171,724	168,016
Excess of current cost over LIFO cost	(19,914)	(19,286)
Inventories at LIFO cost	$151,810	$148,730
Costs for inventories of certain material, mainly in the U.S., are determined using the Last-In First-Out ("LIFO") method and totaled approximately $45.3 million at March 31, 2026 and $45.8 million at December 31, 2025. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three-month periods ended March 31, 2026 and 2025, the net change in LIFO inventories resulted in an expense of $0.6 million and $0.5 million, respectively, to Cost of products sold. The Company’s reserves for excess and obsolete inventory were $16.9 million at March 31, 2026 and $17.7 million at December 31, 2025.
NOTE 4 - PROPERTY AND EQUIPMENT, NET
Major classes of property, plant and equipment are as follows:

	March 31, 2026	December 31, 2025
Land and improvements	$26,902	$27,293
Buildings and improvements	134,854	131,619
Machinery, equipment and aircraft	276,037	274,919
Construction in progress	27,459	27,206
Property, plant and equipment, gross	465,252	461,037
Less accumulated depreciation	(239,973)	(238,256)
Property, plant and equipment, net	$225,279	$222,781

NOTE 5 - CONTINGENCIES AND OTHER LIABILITIES
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
The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flow. For the period ending March 31, 2026 and the year ending December 31, 2025, there were no reserves for known global legal matters.
Advanced Customer Payments
As of March 31, 2026 and December 31, 2025, the Company has included $11.4 million and $4.7 million, respectively of advanced payments by customers for future projects in Accrued expenses and other liabilities on the Consolidated Balance Sheets.
Tariff Considerations
In February 2026, the U.S. Supreme Court ruled that certain tariffs under the International Emergency Economic Powers Act (“IEEPA”) were invalid, and in March 2026, the U.S. Court of International Trade ruled that the U.S. Customs and Border Protection (“CBP”) must refund duties imposed under IEEPA. The Company continues to monitor the refund process, which remains uncertain. As such, the Company has not recorded any amounts in the consolidated financial statements related to any potential refunds for the period ended March 31, 2026.

NOTE 6 - PENSION PLANS
The Company completed the termination of the Preformed Line Products Company Employees’ Retirement Plan (the “U.S. Plan”) in the third quarter of 2025 through the purchase of a group annuity contract. Prior to the termination, the U.S. Plan was amended to provide certain participants who are not currently receiving benefits the opportunity during an election period of April 1, 2025 to May 31, 2025 to elect to receive their benefit in the form of a lump sum. Lump-sum payments of approximately $13.1 million were made during July and August of 2025 in connection with such elections. In August 2025, the Company contributed approximately $2.9 million to the U.S. Plan and purchased an annuity contract through a financial institution for approximately $18.0 million to fully liquidate the U.S. Plan. As of the year ended December 31, 2025, the Company recorded a total non-cash pre-tax charge associated with the U.S. Plan termination of $11.7 million, of which $8.8 million represents the acceleration of deferred charges previously accrued in accumulated other comprehensive loss and $2.9 million represents the actuarial loss.
Due to the termination of the U.S. Plan in August 2025, there was no net periodic pension expense for three months ended March 31, 2026.
The following is the net periodic pension expense for the U.S. Plan for three-month period ended March 31, 2025:

Three Months Ended March 31, 2025
Interest cost	$395
Expected return on plan assets	(351)
Recognized net actuarial loss	161
Net periodic pension expense	$205
The Company made no contribution to the U.S. Plan for the three-month periods ended March 31, 2026 and March 31, 2025. Components of the recurring pension expense are included in Other income, net in the Consolidated Statements of Income.
NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI")
The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total
Balance at January 1	$—	$(53,365)	$(53,365)	$(5,373)	$(77,536)	$(82,909)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	(1,425)	(1,425)	—	6,671	6,671

Amounts reclassified from AOCI:
Amortization of defined benefit pension activity (a)	—	—	—	123	—	123
Net current period other comprehensive (loss) income	—	(1,425)	(1,425)	123	6,671	6,794
Balance at March 31	$—	$(54,790)	$(54,790)	$(5,250)	$(70,865)	$(76,115)
(a)This AOCI component is included in the computation of net periodic pension expense as noted in Note 6 – Pension Plans.

NOTE 8 - DEBT AND CREDIT ARRANGEMENTS
PNC Bank Credit Facility
As of March 31, 2026, the Company maintained a credit facility (the "Facility") with PNC Bank, National Association ("PNC") with a capacity of $60.0 million and a maturity date of June 30, 2028. The interest rate is defined as the Secured Overnight Financing Rate (“SOFR”) plus 1.225% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 3.00 to 1, at which point the SOFR spread becomes 1.600%. At March 31, 2026, the Company had utilized $7.1 million with $52.9 million available on the Facility. There were no long-term outstanding letters of credit on the Facility as of March 31, 2026. Our bank debt to equity percentage was 8.9%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At March 31, 2026, the Company was in compliance with these covenants.
Corporate Aircraft Term Loan
On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. The term of the loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $10.1 million outstanding on this debt facility at March 31, 2026, $2.1 million was classified as current. The aircraft has been pledged as collateral against the loan.
International Borrowing Facilities
The Company has other borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At March 31, 2026, and December 31, 2025, $24.8 million and $20.9 million were outstanding, of which $5.2 million and $4.6 million were classified as current, respectively. Of the $24.8 million outstanding at March 31, 2026, $16.5 million is attributable to the Poland subsidiary and $7.5 million is attributable to the Spain subsidiary. These facilities support commitments made in the ordinary course of business.
On July 16, 2025, PLP Poland (Belos) S.A. ("PLP Poland"), a subsidiary of the Company, entered into a non-revolving investment loan with Bank Polska Kasa Opieki Spółka Akcyjna ("Bank Pekao S.A") to finance the construction of a new manufacturing plant for an amount up to PLN100.3 million ($26.9 million). The maturity date of the loan is January 31, 2035 and is payable in annual installments in the amounts of PLN5.3 million ($1.4 million) in 2026, PLN9.0 million ($2.4 million) in 2027, PLN9.6 million ($2.6 million) in 2028 through 2034, and PLN18.8 million ($4.9 million) in 2035.
The loan bears interest at the one month Warsaw Interbank Offered Rate ("WIBOR") plus 1.0% unless the Company does not meet the covenants as set forth in the Facility with PNC, at which point the WIBOR spread becomes 1.5%. The current manufacturing plant owned by PLP Poland, the plant under construction and all fixed assets within the plants are pledged as collateral against the loan. The loan is guaranteed by the Company.
Restricted Cash
The Company's Asia-Pacific segment had $0.3 million and $0.1 million in restricted cash used to secure bank guarantees at March 31, 2026 and December 31, 2025, respectively. The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash, cash equivalents and restricted cash.
NOTE 9 - INCOME TAXES

For the three-month period ended March 31, 2026 and 2025, the Company’s effective tax rate was 26% and 16%, respectively. The higher effective tax rate for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was mainly due to a valuation allowance of approximately $1.3 million recorded on deferred tax assets related to the Company's French subsidiary.
The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the period ended March 31, 2026, no other valuation allowances were recorded other than the amount recorded related to the Company's French subsidiary.
For the three-month periods ending March 31, 2026 and 2025, the Company did not record any new uncertain tax positions.
NOTE 10 - COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented.

The calculation of basic and diluted earnings per share for the three months ended March 31, was as follows:

	Three Months Ended March 31,
	2026	2025
Numerator
Net income	$10,524	$11,517

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	4,906	4,928
Dilutive effect – share-based awards	21	22
Diluted weighted-average common shares outstanding	4,927	4,950

Earnings per common share
Basic	$2.15	$2.34
Diluted	$2.14	$2.33

For the three months ended March 31, 2026 and 2025, there were 1,000 and 7,500 share-based awards, respectively, excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.
NOTE 11 - GOODWILL AND OTHER INTANGIBLES
The Company’s finite and indefinite-lived intangible assets consist of the following:

	March 31, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	699	(143)	727	(147)
Trademark	2,033	(1,745)	2,022	(1,736)
Technology	7,081	(4,802)	7,240	(4,777)
Customer relationships	19,611	(12,897)	19,528	(12,717)
	$34,230	$(24,393)	$34,323	$(24,183)
Indefinite-lived intangible assets
Goodwill	$30,351		$30,684
The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. The Company performs additional interim impairment assessments as circumstances warrant. There were no indicators of impairment noted for the period ending March 31, 2026.
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

The Company’s only intangible asset with an indefinite life is goodwill. The Company’s goodwill is not deductible for tax purposes. Changes in the carrying amount of goodwill by reporting unit are shown in the following table:

	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2026	$3,078	$10,626	$16,980	$—	$30,684
Acquisition Adjustments	—	(79)	—	—	(79)
Currency translation	—	265	(519)	—	(254)
Balance at March 31, 2026	$3,078	$10,812	$16,461	$—	$30,351
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
As of March 31, 2026 and December 31, 2025 the Company had no assets, recorded and measured at fair value, in the Consolidated Balance Sheet.
The following table summarizes the Company’s liabilities, recorded and measured at fair value, in the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

Description	Balance as of March 31, 2026	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$50	$—	$50	$—
Supplemental profit sharing plan	11,087	—	11,087	—
Total liabilities	$11,137	$—	$11,137	$—

Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$97	$—	$97	$—
Supplemental profit sharing plan	10,785	—	10,785	—
Total liabilities	$10,882	$—	$10,882	$—

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions. These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in Other income, net on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three months ended March 31, 2026 and March 31, 2025, the Company recognized net gains of $0.2 million and $0.1 million, respectively, on foreign currency forward contracts.
The Company has a non-qualified supplemental profit sharing plan for its executives (the "Supplemental Profit Sharing Plan"). The liability for the unfunded Supplemental Profit Sharing Plan was $11.1 million at March 31, 2026 and $10.8 million at December 31, 2025. These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The

Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.
The carrying value of the Company’s current financial instruments, which include cash, cash equivalents and restricted cash, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments.
At March 31, 2026 and December 31, 2025, the fair value of the Company’s long-term debt was estimated using discounted cash flows analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	March 31, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$37,549	$40,628	$35,080	$38,252
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
The segment managers responsible for each region report directly to the Company’s Executive Chairman, who is the chief operating decision maker ("CODM"), and are accountable for the financial results and performance of their entire segment for which they are responsible. The business components within each segment are managed to maximize the results of the entire Company rather than the results of any individual business component of the segment.
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
The following tables present a summary of the Company’s reportable segments for the three-month period ended March 31, 2026 and 2025. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended March 31, 2026
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$94,820	$30,144	$34,868	$30,603	$190,435
Intersegment sales	(1,507)	(5,082)	(1,578)	(5,990)	(14,157)
Net sales	93,313	25,062	33,290	24,613	176,278
Less:
Cost of products sold	60,782	18,241	24,175	17,860	121,058
Gross profit	32,531	6,821	9,115	6,753	55,220
Costs and expenses	21,895	5,902	7,874	5,833	41,504
Operating Income	10,636	919	1,241	920	13,716
Interest income	207	403	118	49	777
Interest expense	(23)	(13)	(160)	(36)	(232)
Other income, net	16	18	32	3	69
Income before income taxes	10,836	1,327	1,231	936	14,330
Income tax expense	1,113	645	1,738	285	3,781
Total noncontrolling interest	—	—	(25)	—	(25)
Total net income (loss) attributable to Preformed Line Products Company shareholders	$9,723	$682	$(532)	$651	$10,524

	Three Months Ended March 31, 2025
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$76,420	$24,458	$31,577	$25,005	$157,460
Intersegment sales	(2,414)	(2,179)	(1,584)	(2,742)	(8,919)
Net sales	74,006	22,279	29,993	22,263	148,541
Less:
Cost of products sold	47,168	15,192	21,116	16,394	99,870
Gross profit	26,838	7,087	8,877	5,869	48,671
Costs and expenses	17,154	5,488	7,350	5,549	35,541
Operating Income	9,684	1,599	1,527	320	13,130
Interest income	79	338	55	38	510
Interest expense	(85)	(7)	(151)	(133)	(376)
Other (expense) income, net	(199)	31	22	553	407
Income before income taxes	9,479	1,961	1,453	778	13,671
Income tax expense	1,042	565	229	282	2,118
Total noncontrolling interest	—	—	(36)	—	(36)
Total net income attributable to Preformed Line Products Company shareholders	$8,437	$1,396	$1,188	$496	$11,517

	Three Months Ended March 31,
	2026	2025
Expenditure for long-lived assets
PLP-USA	$2,152	$702
The Americas	1,173	1,082
EMEA	6,249	8,757
Asia-Pacific	419	435
Total expenditure for long-lived assets	$9,993	$10,976

Depreciation and amortization
PLP-USA	$3,271	$3,099
The Americas	1,050	805
EMEA	1,108	905
Asia-Pacific	737	751
Total depreciation and amortization	$6,166	$5,560

	March 31, 2026	December 31, 2025
Identifiable assets
PLP-USA	$270,350	$276,840
The Americas	122,317	114,111
EMEA	167,283	165,254
Asia-Pacific	101,879	97,416
Total identifiable assets	$661,829	$653,621

Long-lived assets
PLP-USA	$111,832	$113,261
The Americas	26,468	25,692
EMEA	52,564	49,017
Asia-Pacific	34,415	34,811
Total long-lived assets	$225,279	$222,781
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
Goodwill is calculated as the excess of the consideration transferred over the net identifiable assets recognized and represents the anticipated synergies of acquiring JAP Telecom. The goodwill recognized of $0.8 million is not deductible for tax purposes.
All measurement period adjustments were completed within a year from the acquisition date, and such adjustments did not have a material impact on the Company's results of operations and financial position.
For the period ended March 31, 2026, the Company’s consolidated financial statements included JAP Telecom sales of approximately $1.9 million and is reported in The Americas segment.

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
PREFACE
The following discussion describes our results of operations for the three months ended March 31, 2026 and 2025. Our consolidated financial statements are prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends.
Net sales of $176.3 million increased $27.7 million for the three months ended March 31, 2026 year-over-year, mainly due to an increase in energy and communication sales, led by PLP-USA. Tariffs and geopolitical developments continue to present headwinds related to raw material imports and commodity prices, impacting essential inputs like steel, aluminum and plastic resins. While we continue to manage trade matters and commodity prices proactively, further tariff increases or geopolitical events may give rise to inflationary pressures, which may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand. Please see Note 5 of the Notes to the Consolidated Financial Statements for further considerations on tariffs and potential refunds as a result of the February 2026 Supreme Court ruling.
Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. The fluctuations of foreign currencies during the three months ended March 31, 2026 and March 31, 2025 had a favorable impact on net sales of $7.2 million and unfavorable impact of $4.4 million, respectively. The effect of currency translation had a favorable impact of $0.1 million and an unfavorable impact of $0.2 million on net income during the three months ended March 31, 2026 and 2025, respectively. On a reportable segment basis, the impact of foreign currency translation on net sales and net income for the three months ended March 31, 2026, was as follows:

	Foreign Currency Translation Impact
	Net Sales		Net Income
(Thousands of dollars)	2026	2025	2026	2025
The Americas	$2,262	$(3,204)	$86	$(206)
EMEA	3,184	(440)	(7)	30
Asia-Pacific	1,750	(751)	53	(47)
Total	$7,196	$(4,395)	$132	$(223)
While uncertainty remains in the global economy due to trade matters and geopolitical instability, we believe our business portfolio, including our significant U.S. manufacturing footprint, as well as our financial position, are sound and strategically well-positioned. We remain focused on assessing our global market opportunities and overall manufacturing capacity in conjunction with the requirements of local manufacturing in the markets that we serve. As necessary, we will modify redundant processes and further utilize our global manufacturing network to manage costs, including tariff impacts, increase sales volume and deliver value to our customers. We closely monitor developments in trade policy and geo-political instability and actively evaluate strategies to mitigate the impact of tariffs or supply chain constraints, including sourcing alternatives, where needed. We have continued to invest in the business to expand into new markets for the Company, evaluate strategic mergers and acquisitions, improve efficiency, develop new products and increase our capacity. As of March 31, 2026, our liquidity remains strong with our bank debt to equity percentage at 8.9%. We can borrow needed funds at a competitive interest rate under the Facility.
RESULTS OF OPERATIONS
The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended March 31, 2026 and 2025. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended March 31,
(Thousands of dollars)	2026		2025		Change
Net sales	$176,278	100.0%	$148,541	100.0%	$27,737
Cost of products sold	121,058	68.7	99,870	67.2	21,188
GROSS PROFIT	55,220	31.3	48,671	32.8	6,549
Costs and expenses	41,504	23.5	35,541	23.9	5,963
OPERATING INCOME	13,716	7.8	13,130	8.8	586
Other income, net	614	0.3	541	0.4	73
INCOME BEFORE INCOME TAXES	14,330	8.1	13,671	9.2	659
Income tax expense	3,781	2.1	2,118	1.4	1,663
NET INCOME	10,549	6.0	11,553	7.8	(1,004)
Net income attributable to noncontrolling interests	(25)	0.0	(36)	0.0	11
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$10,524	6.0%	$11,517	7.8%	$(993)
Net sales. In 2026, net sales were $176.3 million, an increase of $27.7 million, or 19%, compared to 2025. Excluding the effect of currency translation, net sales increased 14% as summarized in the following table:

	Three Months Ended March 31,
(Thousands of dollars)	2026	2025	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net sales
PLP-USA	$93,313	$74,006	$19,307	$—	$19,307	26%
The Americas	25,062	22,279	2,783	2,262	521	2%
EMEA	33,290	29,993	3,297	3,184	113	—%
Asia-Pacific	24,613	22,263	2,350	1,750	600	3%
Consolidated	$176,278	$148,541	$27,737	$7,196	$20,541	14%

The increase in PLP-USA net sales of $19.3 million, or 26%, was primarily due to higher volumes in energy and communications sales. International net sales for the three months ended March 31, 2026 were favorably affected by $7.2 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $25.1 million increased $0.5 million, or 2%, primarily due to higher volumes in communications sales due to the acquisition of JAP Telecom in May 2025. EMEA net sales of $33.3 million increased $0.1 million primarily due to higher volumes in special industry sales. Asia-Pacific net sales of $24.6 million increased $0.6 million, or 3%, primarily due to higher volumes in energy product sales and communications sales.
Gross profit. Gross profit of $55.2 million for 2026 increased $6.5 million, or 14%, compared to 2025. Excluding the effect of currency translation, gross profit increased $4.6 million, or 9%, as summarized in the following table:

	Three Months Ended March 31,
(Thousands of dollars)	2026	2025	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Gross profit
PLP-USA	$32,531	$26,838	$5,693	$—	$5,693	21%
The Americas	6,821	7,087	(266)	654	(920)	(13)%
EMEA	9,115	8,877	238	894	(656)	(7)%
Asia-Pacific	6,753	5,869	884	421	463	8%
Consolidated	$55,220	$48,671	$6,549	$1,969	$4,580	9%
PLP-USA gross profit of $32.5 million increased by $5.7 million, or 21%, compared to the same period in 2025, primarily due to higher sales volumes and the benefit of price increases enacted in 2025, partially offset by higher tariff and manufacturing costs. International gross profit for the period ended March 31, 2026 was favorably impacted by $2.0 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit decreased $0.9 million, or 13%, which was primarily the result of unfavorable product mix. EMEA gross profit decreased $0.7 million, or 7%, primarily due to unfavorable product mix and increased manufacturing costs. Asia-Pacific gross profit increased $0.5 million, or 8%, which was primarily driven by higher sales volumes.
Costs and expenses. Costs and expenses of $41.5 million for the three months ended March 31, 2026 increased $6.0 million, or 17%, when compared to 2025. Excluding the effect of currency translation and intercompany transactions, costs and expenses increased $4.4 million, or 12%, as summarized in the following table:

	Three Months Ended March 31,
(Thousands of dollars)	2026	2025	Change	Change Due to Currency Translation	Change Due to Intercompany Transactions	Change Excluding Currency and Intercompany Transactions	% Change
Costs and expenses
PLP-USA	$21,895	$17,154	$4,741	$—	$1,697	$3,044	18%
The Americas	5,902	5,488	414	524	(1,065)	955	17%
EMEA	7,874	7,350	524	766	(494)	252	3%
Asia-Pacific	5,833	5,549	284	315	(138)	107	2%
Consolidated	$41,504	$35,541	$5,963	$1,605	$—	$4,358	12%
Excluding intercompany transactions, PLP-USA costs and expenses increased $3.0 million, or 18% year-over-year, primarily due to increased selling and personnel costs supporting strategic market growth initiatives in core product offerings in both energy and communications. International costs and expenses for the three months ended March 31, 2026 were unfavorably impacted when local currencies were translated to U.S. dollars and favorably impacted by intercompany transactions with PLP-USA. The following discussion of costs and expenses excludes the effect of currency translation and intercompany transactions. The Americas costs and expenses of $5.9 million increased $1.0 million primarily due to increases in personnel and administrative costs. EMEA costs and expenses of $7.9 million increased by $0.3 million primarily due to increases in selling, administrative and engineering costs. Asia-Pacific costs and expenses of $5.8 million increased $0.1 million primarily due to an increase in personnel costs.
Other Income, net. Other income, net of $0.6 million for the three months ended March 31, 2026 was favorable by $0.1 million when compared to $0.5 million of Other income, net for the three months ended March 31, 2025. The favorable movement was mainly due to an increase in interest income.

Income taxes. Income taxes for the three months ended March 31, 2026 and 2025 were $3.8 million and $2.1 million based on pre-tax income of $14.3 million and $13.7 million, respectively. The tax rate for the three months ended March 31, 2026 and 2025 was 26% and 16%, respectively. The higher effective tax rates for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to a valuation allowance of approximately $1.3 million recorded on deferred tax assets related to the Company's French subsidiary.
Net income. As a result of the preceding items, net income for the three months ended March 31, 2026 was $10.5 million, compared to $11.6 million for 2025. Excluding the effect of currency translation, net income decreased $1.1 million as summarized in the following table. The decrease in net income was due to the increase in income taxes as described above:

	Three Months Ended March 31,
(Thousands of dollars)	2026	2025	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net income (loss)
PLP-USA	$9,723	$8,437	$1,286	$—	$1,286	15%
The Americas	682	1,396	(714)	86	(800)	(57)%
EMEA	(532)	1,188	(1,720)	(7)	(1,713)	(144)%
Asia-Pacific	651	496	155	53	102	21%
Consolidated	$10,524	$11,517	$(993)	$132	$(1,125)	(10)%

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended December 31, 2025 filed on March 5, 2026 with the Securities and Exchange Commission and are, therefore, not presented herein.
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
Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first three months of 2026, we used cash of $10.0 million for capital expenditures, mainly related to new facilities in the EMEA region. We ended the first three months of 2026 with $69.5 million of cash, cash equivalents and restricted cash (collectively, “Cash”). Our Cash is held in various locations throughout the world. At March 31, 2026, the majority of our Cash was held outside the U.S. We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future operating cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.
Total debt, including notes payable, at March 31, 2026 was $41.9 million. The Company maintained a credit facility (the "Facility") with PNC Bank, National Association ("PNC") with a capacity of $60.0 million and a maturity date of June 30, 2028. The interest rate is defined as the Secured Overnight Financing Rate (“SOFR”) plus 1.225% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 3.00 to 1, at which point the SOFR spread becomes 1.600%. At March 31, 2026, the Company had utilized $7.1 million with $52.9 million available on the Facility. There were no long-term outstanding letters of credit on the Facility as of March 31, 2026. Our bank debt to equity percentage was 8.9%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At March 31, 2026, the Company was in compliance with these covenants.
On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. As of March 31, 2026, $10.1 million was outstanding on this debt facility, of which $2.1 million was classified as current. The aircraft has been pledged as collateral against the loan.
The Company has other borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At March 31, 2026 and December 31, 2025, $24.8 million and $20.9 million were outstanding, of which $5.2 million and $4.6 million were classified as current, respectively. Of the $24.8 million outstanding at March 31, 2026, $16.5 million is attributable to the Poland subsidiary and $7.5 million is attributable to the Spain subsidiary. These facilities support commitments made in the ordinary course of business.
On July 16, 2025, PLP Poland (Belos) S.A. ("PLP Poland"), a subsidiary of the Company, entered into a non-revolving investment loan with Bank Polska Kasa Opieki Spółka Akcyjna ("Bank Pekao S.A") to finance the construction of a new manufacturing plant for an amount up to PLN100.3 million ($26.9 million). The maturity date of the loan is January 31, 2035 and is payable in annual installments in the amounts of PLN5.3 million ($1.4 million) in 2026, PLN9.0 million ($2.4 million) in 2027, PLN9.6 million ($2.6 million) in 2028 through 2034, and PLN18.8 million ($4.9 million) in 2035.
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
The Company's Asia-Pacific segment had $0.3 million and $0.1 million in restricted cash used to secure bank guarantees at March 31, 2026 and December 31, 2025, respectively. The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash, cash equivalents and restricted cash.
We expect that our major source of funding for 2026 and beyond will be our operating cash flows, our existing Cash as well as our Facility agreement. Except for current earnings in certain jurisdictions, our operating income is deemed to be indefinitely reinvested in foreign jurisdictions. We currently do not intend nor foresee a need to repatriate these funds. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months and thereafter for the foreseeable future. In addition, we believe our borrowing capacity provides substantial financial resources, if needed, to supplement funding of capital expenditures and/or acquisitions. We also believe that we can further expand our borrowing capacity, if necessary; however, we do not believe we would increase our debt to a level that would have a material adverse impact upon results of operations or financial condition.
Sources and Uses of Cash
Net cash provided by operating activities for the three months ended March 31, 2026 was $6.0 million compared to $5.7 million in the comparable prior year three-month period. The $0.3 million increase was primarily a result of the net favorable movement in non-cash items including shared based compensation and depreciation and amortization, offset by changes in operating assets and liabilities.
Net cash used in investing activities for the three months ended March 31, 2026 was $9.9 million compared to $9.7 million in the comparable prior year three-month period. The $0.2 million change was primarily a result of a reduction in proceeds from the sale of investments year over year.
Net cash used in financing activities for the three months ended March 31, 2026 was $10.0 million compared to a nominal amount for the comparable prior year three-month period. The $10.0 million change was primarily the result of share repurchases from related parties and a reduction in the net payments of notes payable to banks.
We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and finance leases primarily for equipment. At March 31, 2026, we had $1.5 million of current operating lease liabilities and $5.5 million of noncurrent operating lease liabilities. Total liabilities related to finance lease obligations were approximately $0.6 million at March 31, 2026.
As of March 31, 2026, the Company had total outstanding guarantees of $13.7 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of March 31, 2026, the Company had total outstanding letters of credit of $3.7 million.
The Company has other borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At March 31, 2026, and December 31, 2025, $24.8 million and $20.9 million were outstanding, of which $5.2 million and $4.6 million were classified as current, respectively. Of the $24.8 million outstanding at March 31, 2026, $16.5 million is attributable to the Poland subsidiary and $7.5 million is attributable to the Spain subsidiary. These facilities support commitments made in the ordinary course of business.
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
•The impact of global economic conditions, including the impact of inflation, previously enacted or future tariffs and related economic uncertainty (including the outcome of legal challenges and refunds), and rising interest rates, on the Company’s ongoing profitability and future growth opportunities in the Company’s core markets in the U.S. and other foreign countries, which may experience continued or further instability due to political and economic conditions, social unrest, acts of war, military conflict (such as the Russian-Ukrainian, Israeli-Palestinian and Iranian conflicts), international hostilities or the perception that hostilities may be imminent, terrorism, changes in diplomatic and trade relationships and public health concerns (including viral outbreaks such as COVID-19);
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
•The cost, availability and quality of raw materials required for the manufacture of products and any tariffs that have been, and in the future may be, associated with the purchase of these products or components of these products. The Company’s supply chain has faced and could continue to face disruptions and constraints from such tariffs, inflationary pressures and ongoing wars and military conflicts, which could have a material, adverse effect on the ability to secure raw materials and supplies and customer demand;
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
•The impact of any failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures; and
•Those factors described under the heading “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 which was filed on March 5, 2026.

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
There have been no material changes in the Company’s disclosed exposure to market risk since December 31, 2025. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934, as amended, during the three-month period ended March 31, 2026 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding the Company’s current legal proceedings is presented in Note 5 of the Notes to the Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 5, 2026. In addition, the ongoing tariff developments and new and ongoing conflicts involving the U.S. and other countries could potentially exacerbate other risks discussed, any of which could have a material adverse effect on the Company. The situation continues to change, and additional impacts may arise that the Company is not aware of currently.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 1, 2023, the Board of Directors authorized a new plan to repurchase up to an additional 212,952 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three-month period ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January	720	$232.05	720	118,609
February	880	$255.00	880	117,729
March	32,839	$260.26	32,839	84,890
Total	34,439
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

Preformed Line Products Company

April 30, 2026	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Executive Chairman
(principal executive officer)

April 30, 2026	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(principal financial and accounting officer)