Form 10-Q
period 2026-06-30
PREFORMED LINE PRODUCTS CO
filed 2026-07-30
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal quarter ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding as of July 17, 2026: 4,888,701.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash, cash equivalents and restricted cash	$76,212	$83,389
Accounts receivable, net	151,180	113,175
Inventories, net	147,815	148,730
Prepaid expenses	13,579	12,961
Other current assets	7,730	5,206
TOTAL CURRENT ASSETS	396,516	363,461
Property, plant and equipment, net	227,558	222,781
Operating lease, right-of-use assets	10,757	9,708
Goodwill	36,419	30,684
Other intangible assets, net	9,458	10,140
Deferred income taxes	7,205	7,481
Other assets	9,576	9,366
TOTAL ASSETS	$697,489	$653,621
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable	$55,916	$49,520
Notes payable to banks	1,793	1,213
Operating lease liabilities, current	1,878	1,722
Current portion of long-term debt	5,065	5,392
Accrued compensation and other benefits	28,619	29,207
Accrued expenses and other liabilities	36,915	22,407
Dividends payable	1,200	1,277
Income taxes payable	1,148	3,972
TOTAL CURRENT LIABILITIES	132,534	114,710
Long-term debt, less current portion	35,919	32,860
Operating lease liabilities, noncurrent	6,814	5,957
Deferred income taxes	5,626	5,707
Other noncurrent liabilities	21,995	18,836
SHAREHOLDERS' EQUITY
Common shares $2 par value per share, 15,000,000 shares authorized, 4,880,701 and 4,907,787 issued and outstanding, at June 30, 2026 and December 31, 2025	13,893	13,860
Common shares issued to rabbi trust, 222,506 and 222,506 shares at June 30, 2026 and December 31, 2025, respectively	(9,586)	(9,586)
Deferred compensation liability	9,586	9,586
Paid-in capital	68,604	67,217
Retained earnings	614,326	584,360
Treasury shares, at cost, 2,065,490 and 2,021,940 shares at June 30, 2026 and December 31, 2025, respectively	(148,777)	(136,554)
Accumulated other comprehensive loss	(53,503)	(53,365)
TOTAL PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS' EQUITY	494,543	475,518
Noncontrolling interest	58	33
TOTAL SHAREHOLDERS' EQUITY	494,601	475,551
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$697,489	$653,621
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Thousands, except per share data)
Net sales	$212,681	$169,601	$388,959	$318,142
Cost of products sold	139,669	114,202	260,727	214,072
GROSS PROFIT	73,012	55,399	128,232	104,070
Costs and expenses
Selling	15,388	13,092	29,157	25,273
General and administrative	21,529	18,665	42,582	36,291
Research and engineering	7,155	5,695	13,891	11,174
Other operating expense, net	1,038	823	984	1,078
	45,110	38,275	86,614	73,816
OPERATING INCOME	27,902	17,124	41,618	30,254
Other income (expense)
Interest income	634	384	1,411	894
Interest expense	(239)	(318)	(471)	(694)
Other income, net	149	116	218	523
	544	182	1,158	723
INCOME BEFORE INCOME TAXES	28,446	17,306	42,776	30,977
Income tax expense	6,938	4,606	10,719	6,724
NET INCOME	$21,508	$12,700	$32,057	$24,253
Net expense (income) attributable to noncontrolling interests	—	5	(25)	(31)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$21,508	$12,705	$32,032	$24,222
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,774	4,932	4,815	4,930
Diluted	4,794	4,955	4,838	4,955
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$4.51	$2.58	$6.65	$4.91
Diluted	$4.49	$2.56	$6.62	$4.89

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

(Thousands of dollars)
Net income	$21,508	$12,700	$32,057	$24,253
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,287	13,681	(138)	20,352
Pension adjustment, net of tax	—	123	—	246
Other comprehensive income (loss), net of tax	1,287	13,804	(138)	20,598
Comprehensive expense (income) attributable to noncontrolling interests	—	5	(25)	(31)
COMPREHENSIVE INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$22,795	$26,509	$31,894	$44,820
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$32,057	$24,253
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12,420	11,083
Deferred income taxes	190	(806)
Share-based compensation expense	4,724	2,598
Loss (gain) on sale of property and equipment	6	(18)
Other, net	333	1,043
Changes in operating assets and liabilities	(18,468)	(5,570)
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,262	32,583
INVESTING ACTIVITIES
Capital expenditures	(16,950)	(19,354)
Proceeds from the sale of property and equipment	85	97
Proceeds from sale of investments	—	1,679
Purchases of investments	—	(451)
Acquisition of businesses, net of cash	(9,058)	(4,180)
NET CASH USED IN INVESTING ACTIVITIES	(25,923)	(22,209)
FINANCING ACTIVITIES
Proceeds (payments) of notes payable to banks	664	(3,436)
Proceeds from long-term debt	6,791	10,837
Payments of long-term debt	(2,793)	(1,563)
Dividends paid	(2,142)	(2,152)
Proceeds from issuance of common shares	628	160
Stock incentive plan payments	(3,935)	(3,799)
Purchase of common shares for treasury	(938)	(131)
Purchase of common shares for treasury from related parties	(11,285)	(3,232)
Other	—	(1,474)
NET CASH USED IN FINANCING ACTIVITIES	(13,010)	(4,790)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	494	4,080
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,177)	9,664
Cash, cash equivalents and restricted cash at beginning of year	83,389	57,244
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$76,212	$66,908
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(UNAUDITED)

							Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share data)	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$13,860	$(9,586)	$9,586	$67,217	$584,360	$(136,554)	$(53,365)	$—	$475,518	$33	$475,551
Net income					10,524				10,524	25	10,549
Foreign currency translation adjustment							(1,425)		(1,425)		(1,425)
Total comprehensive income									9,099	25	9,124
Purchase of 34,439 common shares						(8,938)			(8,938)		(8,938)
Stock incentive plan activity	30			(1,170)					(1,140)		(1,140)
Common shares issued to rabbi trust of 0, net									—		—
Cash dividends declared – $0.21 per share					(1,015)				(1,015)		(1,015)
Balance at March 31, 2026	$13,890	$(9,586)	$9,586	$66,047	$593,869	$(145,492)	$(54,790)	$—	$473,524	$58	$473,582
Net income					21,508				21,508	—	21,508
Foreign currency translation adjustment							1,287		1,287	—	1,287
Total comprehensive income									22,795	—	22,795
Purchase of 9,111 common shares						(3,285)			(3,285)		(3,285)
Stock incentive plan activity	3			2,557					2,560		2,560
Common shares issued to rabbi trust of 0, net									—		—
Cash dividends declared – $0.21 per share					(1,051)				(1,051)		(1,051)
Balance at June 30, 2026	$13,893	$(9,586)	$9,586	$68,604	$614,326	$(148,777)	$(53,503)	$—	$494,543	$58	$494,601

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share data)	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$13,752	$(9,575)	$9,575	$65,093	$553,179	$(126,800)	$(77,536)	$(5,373)	$422,315	$9	$422,324
Net income					11,517				11,517	36	11,553
Foreign currency translation adjustment							6,671		6,671		6,671
Pension adjustment, net of tax								123	123		123
Total comprehensive income									18,311	36	18,347
Purchase of 860 common shares						(131)			(131)		(131)
Stock incentive plan activity	68			(2,888)		(881)			(3,701)		(3,701)
Common shares distributed from rabbi trust of 147, net		(19)	19						—		—
Cash dividends declared – $0.20 per share					(1,018)				(1,018)		(1,018)
Balance at March 31, 2025	$13,820	$(9,594)	$9,594	$62,205	$563,678	$(127,812)	$(70,865)	$(5,250)	$435,776	$45	$435,821
Net income					12,705				12,705	(5)	12,700
Foreign currency translation adjustment							13,681		13,681		13,681
Pension adjustment, net of tax								123	123		123
Total comprehensive income									26,509	(5)	26,504
Stock incentive plan activity	—								—		—
Purchase of 17,028 common shares						(2,351)			(2,351)		(2,351)
Common shares distributed from rabbi trust of 134, net		(19)	19						—		—
Cash dividends declared – $0.20 per share					(1,015)				(1,015)		(1,015)
Balance at June 30, 2025	$13,823	$(9,613)	$9,613	$64,019	$575,368	$(130,163)	$(57,184)	$(5,127)	$460,736	$40	$460,776
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
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2026.
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
Disaggregated Revenue
The Company’s revenues by segment and product type are as follows:

	Three Months Ended June 30, 2026
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	65%	83%	72%	73%	70%
Communications	32%	16%	20%	3%	23%
Special Industries	3%	1%	8%	24%	7%
Total	100%	100%	100%	100%	100%

	Three Months Ended June 30, 2025
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	63%	83%	69%	76%	70%
Communications	32%	16%	21%	4%	22%
Special Industries	5%	1%	10%	20%	8%
Total	100%	100%	100%	100%	100%

	Six Months Ended June 30, 2026
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	66%	79%	73%	75%	71%
Communications	31%	20%	20%	3%	23%
Special Industries	3%	1%	7%	22%	6%
Total	100%	100%	100%	100%	100%

	Six Months Ended June 30, 2025
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	61%	84%	71%	76%	70%
Communications	34%	15%	21%	3%	23%
Special Industries	5%	1%	8%	21%	7%
Total	100%	100%	100%	100%	100%
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

	Six Months Ended June 30,
	2026	2025
Allowance for credit losses, beginning of period	$5,797	$6,958
Additions charged to costs and expenses	786	296
Write-offs	—	(141)
Foreign exchange and other	84	50
Allowance for credit losses, end of period	$6,667	$7,163
NOTE 3 - INVENTORIES, NET
Inventories, net
Inventory is carried at lower of cost or net realizable value. The components of inventory are as follows:

	June 30, 2026	December 31, 2025
Raw materials	$97,693	$95,988
Work-in-process	18,274	16,586
Finished products	52,348	55,442
Inventories, net of excess and obsolete inventory reserve	168,315	168,016
Excess of current cost over LIFO cost	(20,500)	(19,286)
Inventories at LIFO cost	$147,815	$148,730
Costs for inventories of certain material, mainly in the U.S., are determined using the Last-In First-Out ("LIFO") method and totaled approximately $40.0 million at June 30, 2026 and $45.8 million at December 31, 2025. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three-month periods ended June 30, 2026 and 2025, the net change in LIFO inventories resulted in an expense of $0.6 million and $1.9 million, respectively, to Cost of products sold. During the six-month periods ended June 30, 2026 and 2025, the net change in LIFO inventories resulted in expense of $1.2 million and of $2.4 million, respectively, to Cost of products sold. The Company’s reserves for excess and obsolete inventory were $16.3 million at June 30, 2026 and $17.7 million at December 31, 2025.

NOTE 4 - PROPERTY AND EQUIPMENT, NET
Major classes of property, plant and equipment are as follows:

	June 30, 2026	December 31, 2025
Land and improvements	$25,824	$27,293
Buildings and improvements	135,431	131,619
Machinery, equipment and aircraft	280,717	274,919
Construction in progress	30,121	27,206
Property, plant and equipment, gross	472,093	461,037
Less accumulated depreciation	(244,535)	(238,256)
Property, plant and equipment, net	$227,558	$222,781
Subsequent Event - Purchase of Property
On July 21, 2026, PLP Canada LTD ("PLP Canada"), a subsidiary of the Company, acquired a facility and the related property for a purchase price of approximately $16.7 million. The newly acquired facility will replace PLP Canada's existing facility and is intended to expand PLP Canada's manufacturing capacity and support future growth initiatives. Because the acquisition occurred subsequent to June 30, 2026, the transaction has not been reflected in the accompanying consolidated financial statements. The purchase was funded with cash on hand. Subsequent to the facility purchase, PLP Canada obtained a term loan to finance a portion of the facility's purchase price. See Note 8. for further detail on the term loan.
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
The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flow. For the period ending June 30, 2026 and the year ending December 31, 2025, there were no reserves for known global legal matters.
Advanced Customer Payments
As of June 30, 2026 and December 31, 2025, the Company has included $14.3 million and $4.7 million, respectively of advanced payments by customers for future projects in Accrued expenses and other liabilities on the Consolidated Balance Sheets.
Tariff Considerations
In February 2026, the U.S. Supreme Court ruled that certain tariffs under the International Emergency Economic Powers Act (“IEEPA”) were invalid, and in March 2026, the U.S. Court of International Trade ruled that the U.S. Customs and Border Protection (“CBP”) must refund duties imposed under IEEPA. During the three and six month periods ended June 30, 2026, the Company received certain refunds of duties imposed under IEEPA; however, the amounts received did not have a material impact on the consolidated financial statements. While the Company is actively engaged in the refund process, uncertainty persists with respect to the timing and magnitude of future refunds.
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
Due to the termination of the U.S. Plan in August 2025, there was no net periodic pension expense for the three and six months ended June 30, 2026.
Excluding the pension termination charges, net periodic pension expense for the U.S. Plan for the three- and six-month periods ended June 30, 2025, respectively, follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Interest cost	$395	$790
Expected return on plan assets	(352)	(703)
Recognized net actuarial loss	161	322
Net periodic pension expense	$204	$409
Components of the recurring pension expense are included in Other income, net in the Consolidated Statements of Income. There were no contributions to the U.S. Plan during the six months ended June 30, 2025.
NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI")
The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total
Balance at April 1	$—	$(54,790)	$(54,790)	$(5,250)	$(70,865)	$(76,115)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	1,287	1,287	—	13,681	13,681

Amounts reclassified from AOCI:
Amortization of defined benefit pension activity (a)	—	—	—	123	—	123
Net current period other comprehensive income	—	1,287	1,287	123	13,681	13,804
Balance at June 30	$—	$(53,503)	$(53,503)	$(5,127)	$(57,184)	$(62,311)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total
Balance at January 1	$—	$(53,365)	$(53,365)	$(5,373)	$(77,536)	$(82,909)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	(138)	(138)	—	20,352	20,352

Amounts reclassified from AOCI:
Amortization of defined benefit pension activity (a)	—	—	—	246	—	246
Net current period other comprehensive (loss) income	—	(138)	(138)	246	20,352	20,598
Balance at June 30	$—	$(53,503)	$(53,503)	$(5,127)	$(57,184)	$(62,311)
(a)This AOCI component is included in the computation of net periodic pension expense as noted in Note 6 – Pension Plans.

NOTE 8 - DEBT AND CREDIT ARRANGEMENTS
PNC Bank Credit Facility
As of June 30, 2026, the Company maintained a credit facility (the "Facility") with PNC Bank, National Association ("PNC") with a capacity of $60.0 million and a maturity date of June 30, 2028. The interest rate is defined as the Secured Overnight Financing Rate (“SOFR”) plus 1.225% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 3.00 to 1, at which point the SOFR spread becomes 1.600%. At June 30, 2026, the Company had utilized $6.7 million with $53.3 million available on the Facility. There were no long-term outstanding letters of credit on the Facility as of June 30, 2026. Our bank debt to equity percentage was 8.6%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At June 30, 2026, the Company was in compliance with these covenants.
Corporate Aircraft Term Loan
On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. The term of the loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $9.6 million outstanding on this debt facility at June 30, 2026, $2.1 million was classified as current. The aircraft has been pledged as collateral against the loan.
International Borrowing Facilities
The Company has other borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At June 30, 2026, and December 31, 2025, $26.5 million and $20.9 million were outstanding, of which $4.8 million and $4.6 million were classified as current, respectively. Of the $26.5 million outstanding at June 30, 2026, $17.7 million is attributable to the Poland subsidiary and $7.1 million is attributable to the Spain subsidiary. These facilities support commitments made in the ordinary course of business.
On July 16, 2025, PLP Poland (Belos) S.A. ("PLP Poland"), a subsidiary of the Company, entered into a non-revolving investment loan with Bank Polska Kasa Opieki Spółka Akcyjna ("Bank Pekao S.A") to finance the construction of a new manufacturing plant for an amount up to PLN100.3 million ($26.7 million) with a maturity date of January 31, 2035.
On June 30, 2026, PLP Poland amended its non-revolving investment loan agreement with Bank Pekao S.A. to defer the start of annual repayments from June 30, 2026 to January 31, 2027. Following the amendment, PLP Poland will make annual installments in the amounts of PLN9.0 million ($2.4 million) in 2027, PLN9.6 million ($2.6 million) in 2028, PLN9.8 million ($2.6 million) annually from 2029 through 2034, and PLN22.9 million ($6.1 million) in 2035.
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
Subsequent Event - Term Loan
On July 28, 2026, in connection with the acquisition of a facility and related land in Canada (the "Property"), PLP Canada entered into a Term Loan Agreement (the "Term Loan") with Citibank N.A. providing for borrowings of approximately CAD15.0 million (approximately $10.7 million). The proceeds of the Term Loan were used to refinance a portion of the Company's cash investment in the acquisition of the Property.
The Term Loan bears interest at a variable rate equal to the Canadian Overnight Repo Rate Average ("CORRA") plus 1.25% per annum and matures on July 28, 2029. Principal payments are due in annual installments of approximately CAD0.8 million (approximately $0.5 million) in each of 2027 and 2028, with the remaining principal balance of approximately CAD13.4 million (approximately $9.7 million) due at maturity in 2029.
The Term Loan contains a negative covenant that restricts PLP Canada from pledging, mortgaging, or otherwise using the Property as collateral for any other indebtedness without the prior written consent of the lender. The Term Loan also contains, among other provisions, requirements for maintaining levels of net worth and profitability. The loan is guaranteed by the Company.
Restricted Cash
The Company's Asia-Pacific segment had $0.3 million and $0.1 million in restricted cash used to secure bank guarantees at June 30, 2026 and December 31, 2025, respectively. The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash, cash equivalents and restricted cash.

NOTE 9 - INCOME TAXES

For the three-month period ended June 30, 2026 and 2025, the Company’s effective tax rate was 24% and 27%, respectively. The lower effective tax rate was mainly due to the impact from certain nondeductible compensation adjustments in Q2 2025. For the six-month period ended June 30, 2026 and 2025, the Company's effective tax rate was 25% and 22% respectively. The higher effective tax rate was mainly due to a reduction in the net benefit related to incentive compensation and a valuation allowance recorded on deferred tax assets related to the Company's French subsidiary.
The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the six-month period ended June 30, 2026, no other valuation allowances were recorded other than the amount recorded related to the Company's French subsidiary in the first quarter of 2026.
For the six-month periods ending June 30, 2026 and 2025, the Company did not record any new uncertain tax positions.
NOTE 10 - COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented.
The calculation of basic and diluted earnings per share for the three and six months ended June 30, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income	$21,508	$12,705	$32,032	$24,222

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	4,774	4,932	4,815	4,930
Dilutive effect – share-based awards	20	23	23	25
Diluted weighted-average common shares outstanding	4,794	4,955	4,838	4,955

Earnings per common share
Basic	$4.51	$2.58	$6.65	$4.91
Diluted	$4.49	$2.56	$6.62	$4.89

For the three months ended June 30, 2026 and 2025, there were zero and 13,293 share-based awards, respectively, excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. For the six months ended June 30, 2026 and 2025, there were zero and 7,500 share-based awards, respectively, excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

NOTE 11 - GOODWILL AND OTHER INTANGIBLES
The Company’s finite and indefinite-lived intangible assets consist of the following:

	June 30, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	694	(148)	727	(147)
Trademark	2,029	(1,750)	2,022	(1,736)
Technology	7,045	(4,901)	7,240	(4,777)
Customer relationships	19,576	(13,087)	19,528	(12,717)
	$34,150	$(24,692)	$34,323	$(24,183)
Indefinite-lived intangible assets
Goodwill	$36,419		$30,684
The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. The Company performs additional interim impairment assessments as circumstances warrant. There were no indicators of impairment noted for the period ending June 30, 2026.
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
The Company’s only intangible asset with an indefinite life is goodwill. The Company’s goodwill is not deductible for tax purposes. Changes in the carrying amount of goodwill by reporting unit are shown in the following table:

	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2026	$3,078	$10,626	$16,980	$—	$30,684
Acquisition Adjustments	—	6,199	—	—	6,199
Currency translation	—	50	(514)	—	(464)
Balance at June 30, 2026	$3,078	$16,875	$16,466	$—	$36,419
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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

Description	Balance as of June 30, 2026	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Liabilities:
Foreign currency forward contracts	$12	$—	$12	$—
Supplemental profit sharing plan	12,120	—	12,120	—
Total liabilities	$12,132	$—	$12,132	$—

Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Liabilities:
Foreign currency forward contracts	$97	$—	$97	$—
Supplemental profit sharing plan	10,785	—	10,785	—
Total liabilities	$10,882	$—	$10,882	$—

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions. These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in Other income, net on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three and six months ended June 30, 2026, the Company recognized net gains of $0.1 million and $0.3 million, respectively, on foreign currency forward contracts. For the three and six months ended June 30, 2025, the Company recognized net losses of zero and net gains of $0.1 million, respectively on foreign currency forward contracts.
The Company has a non-qualified supplemental profit sharing plan for its executives (the "Supplemental Profit Sharing Plan"). The liability for the unfunded Supplemental Profit Sharing Plan was $12.1 million at June 30, 2026 and $10.8 million at December 31, 2025. These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.
The carrying value of the Company’s current financial instruments, which include cash, cash equivalents and restricted cash, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments.
At June 30, 2026 and December 31, 2025, the fair value of the Company’s long-term debt was estimated using discounted cash flows analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	June 30, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$37,946	$40,984	$35,080	$38,252
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
The following tables present a summary of the Company’s reportable segments for the three and six month periods ended June 30, 2026 and 2025. Financial results for the PLP-USA segment include the elimination of all segments’ intercompany profit in inventory.

	Three Months Ended June 30, 2026
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$106,177	$37,871	$42,599	$38,774	$225,421
Intersegment sales	(1,873)	(3,889)	(923)	(6,055)	(12,740)
Net sales	104,304	33,982	41,676	32,719	212,681
Less:
Cost of products sold	65,067	23,129	28,145	23,328	139,669
Gross profit	39,237	10,853	13,531	9,391	73,012
Costs and expenses	22,993	7,157	8,575	6,385	45,110
Operating Income	16,244	3,696	4,956	3,006	27,902
Interest income	218	241	122	53	634
Interest expense	(67)	(5)	(146)	(21)	(239)
Other income, net	—	57	48	44	149
Income before income taxes	16,395	3,989	4,980	3,082	28,446
Income tax expense	3,743	822	1,569	804	6,938
Total noncontrolling interest	—	—	—	—	—
Total net income attributable to Preformed Line Products Company shareholders	$12,652	$3,167	$3,411	$2,278	$21,508

	Three Months Ended June 30, 2025
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$81,703	$30,856	$33,575	$34,673	$180,807
Intersegment sales	(2,413)	(2,348)	(1,665)	(4,780)	(11,206)
Net sales	79,290	28,508	31,910	29,893	169,601
Less:
Cost of products sold	51,228	20,084	22,399	20,491	114,202
Gross profit	28,062	8,424	9,511	9,402	55,399
Costs and expenses	17,413	6,736	7,950	6,176	38,275
Operating Income	10,649	1,688	1,561	3,226	17,124
Interest income	102	182	70	30	384
Interest expense	(10)	(26)	(164)	(118)	(318)
Other (expense) income, net	(204)	42	248	30	116
Income before income taxes	10,537	1,886	1,715	3,168	17,306
Income tax expense	2,792	584	353	877	4,606
Total noncontrolling interest	—	—	5	—	5
Total net income attributable to Preformed Line Products Company shareholders	$7,745	$1,302	$1,367	$2,291	$12,705

	Six Months Ended June 30, 2026
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$200,997	$68,015	$77,467	$69,377	$415,856
Intersegment sales	(3,380)	(8,971)	(2,501)	(12,045)	(26,897)
Net sales	197,617	59,044	74,966	57,332	388,959
Less:
Cost of products sold	125,849	41,370	52,320	41,188	260,727
Gross profit	71,768	17,674	22,646	16,144	128,232
Costs and expenses	44,888	13,059	16,449	12,218	86,614
Operating income	26,880	4,615	6,197	3,926	41,618
Interest income	425	644	240	102	1,411
Interest expense	(90)	(18)	(306)	(57)	(471)
Other expense, net	16	75	80	47	218
Income before income taxes	27,231	5,316	6,211	4,018	42,776
Income tax expense	4,856	1,467	3,307	1,089	10,719
Total noncontrolling interest	—	—	(25)	—	(25)
Total net income attributable to Preformed Line Products Company shareholders	$22,375	$3,849	$2,879	$2,929	$32,032

	Six Months Ended June 30, 2025
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$158,123	$55,314	$65,152	$59,678	$338,267
Intersegment sales	(4,827)	(4,527)	(3,249)	(7,522)	(20,125)
Net sales	153,296	50,787	61,903	52,156	318,142
Less:
Cost of products sold	98,396	35,276	43,515	36,885	214,072
Gross profit	54,900	15,511	18,388	15,271	104,070
Costs and expenses	34,567	12,224	15,300	11,725	73,816
Operating income	20,333	3,287	3,088	3,546	30,254
Interest income	181	520	125	68	894
Interest expense	(95)	(33)	(315)	(251)	(694)
Other (expense) income, net	(403)	73	270	583	523
Income before income taxes	20,016	3,847	3,168	3,946	30,977
Income tax expense	3,834	1,149	582	1,159	6,724
Total noncontrolling interest	—	—	(31)	—	(31)
Total net income attributable to Preformed Line Products Company shareholders	$16,182	$2,698	$2,555	$2,787	$24,222

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expenditure for long-lived assets
PLP-USA	$1,750	$2,213	$3,903	$2,914
The Americas	1,832	717	3,005	1,799
EMEA	2,999	4,742	9,248	13,499
Asia-Pacific	375	707	794	1,142
Total expenditure for long-lived assets	$6,956	$8,379	$16,950	$19,354

Depreciation and amortization
PLP-USA	$3,322	$3,118	$6,616	$6,257
The Americas	1,050	880	2,077	1,687
EMEA	1,130	970	2,238	1,838
Asia-Pacific	752	760	1,489	1,471
Total depreciation and amortization	$6,254	$5,728	$12,420	$11,253

	June 30, 2026	December 31, 2025
Identifiable assets
PLP-USA	$279,399	$276,840
The Americas	134,707	114,111
EMEA	175,874	165,254
Asia-Pacific	107,509	97,416
Total identifiable assets	$697,489	$653,621

Long-lived assets
PLP-USA	$110,186	$113,261
The Americas	29,898	25,692
EMEA	53,345	49,017
Asia-Pacific	34,129	34,811
Total long-lived assets	$227,558	$222,781

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
For the period ended June 30, 2026, the Company’s consolidated financial statements included JAP Telecom sales of approximately $3.7 million and is reported in The Americas segment.

Acquisition of Delta Star
On May 5, 2026, the Company acquired all issued and outstanding shares of Delta Star Conetores Electricos Ltda ("Delta Star"), an entity headquartered in Salto, Brazil. Delta Star is a manufacturer of high-quality substation connectors designed to support reliable, long-term grid performance. The acquisition expands the Company's operational capabilities in South America related to substation hardware and components and strengthens the Company's position in the energy market. Delta Star's unaudited annual sales for the year ended December 31, 2025 were approximately $8.0 million. The purchase price was approximately $11.1 million, net of cash received.
The acquisition of Delta Star is accounted for using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recognized at their respective fair values on the acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The opening balance sheet is preliminary and subject to further measurement period adjustments. Goodwill is calculated as the excess of the consideration transferred over the net identifiable assets recognized and represents the anticipated synergies of acquiring Delta Star. The preliminary goodwill recognized of $6.3 million is not deductible for tax purposes. The preliminary fair value of the identifiable net assets was $4.8 million.
For the period ended June 30, 2026, the Company’s consolidated financial statements included Delta Star sales of approximately $1.2 million and is reported in The Americas segment.

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
PREFACE
The following discussion describes our results of operations for the three and six months ended June 30, 2026 and 2025. Our consolidated financial statements are prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends.
Net sales of $212.7 million increased $43.1 million for the three months ended June 30, 2026 year-over-year and net sales of $389.0 million increased $70.8 million for the six months ended June 30, 2026 year-over-year, mainly due to an increase in energy and, to a lesser extent, communication sales, led by PLP-USA. While these sales amounts are the highest in the Company's history, tariffs, especially Section 232 tariffs, and geopolitical developments continue to present headwinds related to raw material imports and commodity prices, impacting essential inputs like steel, aluminum and plastic resins. While we continue to manage trade matters and commodity prices proactively, further tariff increases or geopolitical events may give rise to inflationary pressures, which may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand. Please see Note 5 of the Notes to the Consolidated Financial Statements for further considerations on tariffs and refund process as a result of the February 2026 Supreme Court ruling.
Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. The fluctuations of foreign currencies during the three and six months ended June 30, 2026 had a favorable impact on net sales of $6.0 million and $13.2 million, respectively. The fluctuations on foreign currencies had a favorable impact of $0.5 million and $0.7 million on net income for the three and six months ended June 30, 2026. The fluctuations of foreign currencies during the three and six months ended June 30, 2025 had an unfavorable impact on net sales of $0.5 million and $4.9 million, respectively. The fluctuations on foreign currencies during the three and six months ended June 30, 2025 had a de minimis impact and unfavorable impact of $0.3 million on net income, respectively. On a reportable segment basis, the impact of foreign currency translation on net sales and net income for the three and six months ended June 30, 2026, was as follows:

	Foreign Currency Translation Impact
	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
(Thousands of dollars)	Net Sales	Net Income	Net Sales	Net Income
The Americas	$2,713	$236	$4,975	$308
EMEA	1,608	196	4,792	189
Asia-Pacific	1,647	103	3,397	156
Total	$5,968	$535	$13,164	$653
While uncertainty remains in the global economy due to trade matters and geopolitical instability, we believe our business portfolio, which is focused on key megatrends impacting both the power and telecommunications markets, as well as our significant U.S. manufacturing footprint, and financial position, are sound and strategically well-positioned. We remain focused on assessing our global market opportunities and overall manufacturing capacity in conjunction with the requirements of local manufacturing in the markets that we serve. As necessary, we will modify redundant processes and further utilize our global manufacturing network to manage costs, including tariff impacts, increase sales volume and deliver value to our customers. We closely monitor developments in trade policy and geo-political instability and actively evaluate strategies to mitigate the impact of tariffs or supply chain constraints, including sourcing alternatives, where needed. We have continued to invest in the business to expand into new markets for the Company, evaluate strategic mergers and acquisitions, improve efficiency, develop new products and increase our capacity. As of June 30, 2026, our liquidity remains strong with our bank debt to equity percentage at 8.6%. We can borrow needed funds at a competitive interest rate under the Facility.
RESULTS OF OPERATIONS
The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended June 30, 2026 and 2025. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended June 30,
(Thousands of dollars)	2026		2025		Change
Net sales	$212,681	100.0%	$169,601	100.0%	$43,080
Cost of products sold	139,669	65.7	114,202	67.3	25,467
GROSS PROFIT	73,012	34.3	55,399	32.7	17,613
Costs and expenses	45,110	21.2	38,275	22.6	6,835
OPERATING INCOME	27,902	13.1	17,124	10.1	10,778
Other income, net	544	0.3	182	0.1	362
INCOME BEFORE INCOME TAXES	28,446	13.4	17,306	10.2	11,140
Income tax expense	6,938	3.3	4,606	2.7	2,332
NET INCOME	21,508	10.1	12,700	7.5	8,808
Net expense (income) attributable to noncontrolling interests	—	0.0	5	0.0	(5)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$21,508	10.1%	$12,705	7.5%	$8,803

Net sales. In 2026, net sales were $212.7 million, an increase of $43.1 million, or 25%, compared to 2025. Excluding the effect of currency translation, net sales increased 22% as summarized in the following table:

	Three Months Ended June 30,
(Thousands of dollars)	2026	2025	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net sales
PLP-USA	$104,304	$79,290	$25,014	$—	$25,014	32%
The Americas	33,982	28,508	5,474	2,713	2,761	10%
EMEA	41,676	31,910	9,766	1,608	8,158	26%
Asia-Pacific	32,719	29,893	2,826	1,647	1,179	4%
Consolidated	$212,681	$169,601	$43,080	$5,968	$37,112	22%
The increase in PLP-USA net sales of $25.0 million, or 32%, was primarily due to higher volumes in energy sales, and to a lesser extent, communications sales. International net sales for the three months ended June 30, 2026 were favorably affected by $6.0 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $34.0 million increased $2.8 million, or 10%, primarily due to higher volumes in energy sales mainly due to the acquisition of Delta Star in May 2026. EMEA net sales of $41.7 million increased $8.2 million primarily due to higher volumes in energy sales. Asia-Pacific net sales of $32.7 million increased $1.2 million, or 4%, primarily due to higher volumes in energy sales and special industry sales.
Gross profit. Gross profit of $73.0 million for 2026 increased $17.6 million, or 32%, compared to 2025. Excluding the effect of currency translation, gross profit increased $15.7 million, or 28%, as summarized in the following table:

	Three Months Ended June 30,
(Thousands of dollars)	2026	2025	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Gross profit
PLP-USA	$39,237	$28,062	$11,175	$—	$11,175	40%
The Americas	10,853	8,424	2,429	871	1,558	18%
EMEA	13,531	9,511	4,020	573	3,447	36%
Asia-Pacific	9,391	9,402	(11)	427	(438)	(5)%
Consolidated	$73,012	$55,399	$17,613	$1,871	$15,742	28%
PLP-USA gross profit of $39.2 million increased by $11.2 million, or 40%, compared to the same period in 2025, primarily due to higher sales volumes, favorable product mix and the benefit of price increases enacted in 2025, partially offset by increased material, tariff and manufacturing costs. International gross profit for the period ended June 30, 2026 was favorably impacted by $1.9 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increased $1.6 million, or 18%, which was primarily the result of favorable product mix. EMEA gross profit increased $3.4 million, or 36%, primarily due to higher sales volumes and favorable product mix. Asia-Pacific gross profit decreased $0.4 million, or 5%, which was primarily driven by increased material costs.

Costs and expenses. Costs and expenses of $45.1 million for the three months ended June 30, 2026 increased $6.8 million, or 18%, when compared to 2025. Excluding the effect of currency translation and intercompany transactions, costs and expenses increased $5.8 million, or 15%, as summarized in the following table:

	Three Months Ended June 30,
(Thousands of dollars)	2026	2025	Change	Change Due to Currency Translation	Change Due to Intercompany Transactions	Change Excluding Currency and Intercompany Transactions	% Change
Costs and expenses
PLP-USA	$22,993	$17,413	$5,580	$—	$1,103	$4,477	26%
The Americas	7,157	6,736	421	522	(607)	506	8%
EMEA	8,575	7,950	625	278	(475)	822	10%
Asia-Pacific	6,385	6,176	209	239	(21)	(9)	—%
Consolidated	$45,110	$38,275	$6,835	$1,039	$—	$5,796	15%
Excluding intercompany transactions, PLP-USA costs and expenses increased $4.5 million, or 26% year-over-year, primarily due to increased selling and personnel costs supporting strategic market growth initiatives in core product offerings in both energy and communications. International costs and expenses for the three months ended June 30, 2026 were unfavorably impacted when local currencies were translated to U.S. dollars and favorably impacted by intercompany transactions with PLP-USA. The following discussion of costs and expenses excludes the effect of currency translation and intercompany transactions. The Americas costs and expenses of $7.2 million increased $0.5 million primarily due to increases in personnel costs and selling costs. EMEA costs and expenses of $8.6 million increased by $0.8 million primarily due to increases in personnel and selling costs. Asia-Pacific costs and expenses of $6.4 million had a de minimis change.
Other Income, net. Other income, net of $0.5 million for the three months ended June 30, 2026 was favorable by $0.3 million when compared to $0.2 million of Other income, net for the three months ended June 30, 2025. The favorable movement was mainly due to an increase in interest income.
Income taxes. Income taxes for the three months ended June 30, 2026 and 2025 were $6.9 million and $4.6 million based on pre-tax income of $28.4 million and $17.3 million, respectively. The tax rate for the three months ended June 30, 2026 and 2025 was 24% and 27%, respectively. The lower effective tax rate for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was mainly due to the impact from certain nondeductible compensation adjustments in Q2 2025.
Net income. As a result of the preceding items, net income for the three months ended June 30, 2026 was $21.5 million, compared to $12.7 million for 2025. Excluding the effect of currency translation, net income increased $8.3 million as summarized in the following table. The increase in net income was due to increases in operating income as described above

	Three Months Ended June 30,
(Thousands of dollars)	2026	2025	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net income (loss)
PLP-USA	$12,652	$7,745	$4,907	$—	$4,907	63%
The Americas	3,167	1,302	1,865	236	1,629	125%
EMEA	3,411	1,367	2,044	196	1,848	135%
Asia-Pacific	2,278	2,291	(13)	103	(116)	(5)%
Consolidated	$21,508	$12,705	$8,803	$535	$8,268	65%
SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO SIX MONTHS ENDED JUNE 30, 2025
The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the six months ended June 30, 2026 and 2025. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended June 30,
(Thousands of dollars)	2026		2025		Change
Net sales	$388,959	100.0%	$318,142	100.0%	$70,817
Cost of products sold	260,727	67.0	214,072	67.3	46,655
GROSS PROFIT	128,232	33.0	104,070	32.7	24,162
Costs and expenses	86,614	22.3	73,816	23.2	12,798
OPERATING INCOME	41,618	10.7	30,254	9.5	11,364
Other income, net	1,158	0.3	723	0.2	435
INCOME BEFORE INCOME TAXES	42,776	11.0	30,977	9.7	11,799
Income tax expense	10,719	2.8	6,724	2.1	3,995
NET INCOME	32,057	8.2	24,253	7.6	7,804
Net income attributable to noncontrolling interests	(25)	(0.0)	(31)	(0.0)	6
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$32,032	8.2%	$24,222	7.6%	$7,810
Net sales. In 2026, net sales were $389.0 million, an increase of $70.8 million, or 22%, compared to 2025. Excluding the effect of currency translation, net sales increased 18% as summarized in the following table:

	Six Months Ended June 30,
(Thousands of dollars)	2026	2025	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net sales
PLP-USA	$197,617	$153,296	$44,321	$—	$44,321	29%
The Americas	59,044	50,787	8,257	4,975	3,282	6%
EMEA	74,966	61,903	13,063	4,792	8,271	13%
Asia-Pacific	57,332	52,156	5,176	3,397	1,779	3%
Consolidated	$388,959	$318,142	$70,817	$13,164	$57,653	18%
The increase in PLP-USA net sales of $44.3 million, or 29%, was primarily due to higher volumes in energy sales, and to a lesser extent, communications product sales. International net sales for the six months ended June 30, 2026 were favorably affected by $13.2 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $59.0 million increased $3.3 million, or 6%, primarily due to an increase in communications sales due to the acquisition of JAP Telecom in May 2025 and, to a lesser extent, an increase in energy sales primarily related to the acquisition of Delta Star. EMEA net sales of $75.0 million increased $8.3 million, or 13% primarily due to higher volume in energy product sales. Asia-Pacific net sales of $57.3 million increased $1.8 million, or 3%, primarily due to volume increases in energy product and special industries sales.
Gross profit. Gross profit of $128.2 million for 2026 increased $24.2 million, or 23%, compared to 2025. Excluding the effect of currency translation, gross profit increased $20.3 million, or 20%, as summarized in the following table:

	Six Months Ended June 30,
(Thousands of dollars)	2026	2025	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Gross profit
PLP-USA	$71,768	$54,900	$16,868	$—	$16,868	31%
The Americas	17,674	15,511	2,163	1,518	645	4%
EMEA	22,646	18,388	4,258	1,467	2,791	15%
Asia-Pacific	16,144	15,271	873	848	25	—%
Consolidated	$128,232	$104,070	$24,162	$3,833	$20,329	20%
PLP-USA gross profit of $71.8 million increased by $16.9 million, or 31%, compared to the same period in 2025, primarily due to higher sales volumes and the benefit of price increases enacted in 2025, partially offset by material, tariff and manufacturing costs.

International gross profit for the period ended June 30, 2026 was favorably impacted by $3.8 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increased $0.6 million, or 4%, which was primarily the result of higher sales volumes. EMEA gross profit increased $2.8 million, or 15%, primarily due to higher sales volume and favorable product mix. Asia-Pacific gross profit had a de minimis increase, primarily from higher sales volume, offset by increased material costs.
Costs and expenses. Costs and expenses of $86.6 million for the six months ended June 30, 2026 increased $12.8 million, or 17%, when compared to 2025. Excluding the effect of currency translation and intercompany transactions, costs and expenses increased $10.1 million, or 14%, as summarized in the following table:

	Six Months Ended June 30,
(Thousands of dollars)	2026	2025	Change	Change Due to Currency Translation	Change Due to Intercompany Transactions	Change Excluding Currency and Intercompany Transactions	% Change
Costs and expenses
PLP-USA	$44,888	$34,567	$10,321	$—	$2,800	$7,521	22%
The Americas	13,059	12,224	835	1,053	(1,673)	1,455	12%
EMEA	16,449	15,300	1,149	1,044	(969)	1,074	7%
Asia-Pacific	12,218	11,725	493	554	(158)	97	1%
Consolidated	$86,614	$73,816	$12,798	$2,651	$—	$10,147	14%
PLP-USA costs and expenses of $44.9 million increased $7.5 million, or 22% year-over-year. PLP-USA’s increase was primarily attributable to higher personnel and selling costs. International costs and expenses for the six months ended June 30, 2026 were unfavorably impacted by $2.7 million when local currencies were translated to U.S. dollars and favorably impacted by intercompany transactions with PLP-USA. The following discussion of costs and expenses excludes the effect of currency translation and intercompany transactions. The Americas costs and expenses of $13.1 million increased $1.5 million primarily due to an increase in personnel and selling costs. EMEA costs and expenses of $16.4 million increased by $1.1 million primarily due to higher personnel cost and facility costs. Asia-Pacific costs and expenses of $12.2 million increased $0.1 million primarily due to an increase in personnel costs.
Other Income, net. Other income, net of $1.2 million for the six months ended June 30, 2026 was favorable by $0.5 million when compared to Other income, net for the six months ended June 30, 2025 of $0.7 million. The favorable movement was mainly due to an increase in interest income.
Income taxes. Income taxes for the six months ended June 30, 2026 and 2025 were $10.7 million and $6.7 million based on pre-tax income of $42.8 million and $31.0 million, respectively. The tax rate for the six months ended June 30, 2026 and 2025 was 25% and 22%, respectively. The effective tax rate for the six months ended June 30, 2026 was higher than the effective tax rate for the same period in 2025 mainly due to a reduction in the net benefit related to incentive compensation and a valuation allowance recorded on deferred tax assets related to the Company's French subsidiary.
Net income. As a result of the preceding items, net income for the six months ended June 30, 2026 was $32.0 million, compared to $24.2 million for 2025. Excluding the effect of currency translation, net income increased $7.2 million as summarized in the following table. The increase in net income was due to increases in operating income as described above:

	Six Months Ended June 30,
(Thousands of dollars)	2026	2025	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net income (loss)
PLP-USA	$22,375	$16,182	$6,193	$—	$6,193	38%
The Americas	3,849	2,698	1,151	308	843	31%
EMEA	2,879	2,555	324	189	135	5%
Asia-Pacific	2,929	2,787	142	156	(14)	(1)%
Consolidated	$32,032	$24,222	$7,810	$653	$7,157	30%

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
Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first six months of 2026, we used cash of $17.0 million for capital expenditures, mainly related to new facilities in the EMEA region. We ended the first six months of 2026 with $76.2 million of cash, cash equivalents and restricted cash (collectively, “Cash”). Our Cash is held in various locations throughout the world. At June 30, 2026, the majority of our Cash was held outside the U.S. We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future operating cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.
Total debt, including notes payable, at June 30, 2026 was $42.8 million. The Company maintained a credit facility (the "Facility") with PNC Bank, National Association ("PNC") with a capacity of $60.0 million and a maturity date of June 30, 2028. The interest rate is defined as the Secured Overnight Financing Rate (“SOFR”) plus 1.225% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 3.00 to 1, at which point the SOFR spread becomes 1.600%. At June 30, 2026, the Company had utilized $6.7 million with $53.3 million available on the Facility. There were no long-term outstanding letters of credit on the Facility as of June 30, 2026. Our bank debt to equity percentage was 8.6%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At June 30, 2026, the Company was in compliance with these covenants.
On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. As of June 30, 2026, $9.6 million was outstanding on this debt facility, of which $2.1 million was classified as current. The aircraft has been pledged as collateral against the loan.
The Company has other borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At June 30, 2026 and December 31, 2025, $26.5 million and $20.9 million were outstanding, of which $4.8 million and $4.6 million were classified as current, respectively. Of the $26.5 million outstanding at June 30, 2026, $17.7 million is attributable to the Poland subsidiary and $7.1 million is attributable to the Spain subsidiary. These facilities support commitments made in the ordinary course of business.
On July 16, 2025, PLP Poland (Belos) S.A. ("PLP Poland"), a subsidiary of the Company, entered into a non-revolving investment loan with Bank Polska Kasa Opieki Spółka Akcyjna ("Bank Pekao S.A") to finance the construction of a new manufacturing plant for an amount up to PLN100.3 million ($26.7 million) with a maturity date of January 31, 2035.
On June 30, 2026, PLP Poland amended its non-revolving investment loan agreement with Bank Pekao S.A. to defer the start of annual repayments from June 30, 2026 to January 31, 2027. Following the amendment, PLP Poland will make annual installments in the amounts of PLN9.0 million ($2.4 million) in 2027, PLN9.6 million ($2.6 million) in 2028, PLN9.8 million ($2.6 million) annually from 2029 through 2034, and PLN22.9 million ($6.1 million) in 2035.
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
On July 28, 2026, in connection with the acquisition of a facility and related land in Canada (the "Property"), PLP Canada entered into a Term Loan Agreement (the "Term Loan") with Citibank N.A. providing for borrowings of approximately CAD15.0 million (approximately $10.7 million). The proceeds of the Term Loan were used to refinance a portion of the Company's cash investment in the acquisition of the Property.
The Term Loan bears interest at a variable rate equal to the Canadian Overnight Repo Rate Average ("CORRA") plus 1.25% per annum and matures on July 28, 2029. Principal payments are due in annual installments of approximately CAD0.8 million

(approximately $0.5 million) in each of 2027 and 2028, with the remaining principal balance of approximately CAD13.4 million (approximately $9.7 million) due at maturity in 2029.
The Term Loan contains a negative covenant that restricts PLP Canada from pledging, mortgaging, or otherwise using the acquired property as collateral for any other indebtedness without the prior written consent of the lender. The Term Loan also contains, among other provisions, requirements for maintaining levels of net worth and profitability.
The Company's Asia-Pacific segment had $0.3 million and $0.1 million in restricted cash used to secure bank guarantees at June 30, 2026 and December 31, 2025, respectively. The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash, cash equivalents and restricted cash.
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
Sources and Uses of Cash
Net cash provided by operating activities for the six months ended June 30, 2026 was $31.3 million compared to $32.6 million in the comparable prior year six-month period. The $1.3 million decrease was primarily a result of the increase in net income, the net favorable movement in non-cash items, including share based compensation and depreciation and amortization, offset by changes in operating assets and liabilities.
Net cash used in investing activities for the six months ended June 30, 2026 was $25.9 million compared to $22.2 million in the comparable prior year six-month period. The $3.7 million change was primarily a result of the acquisition of Delta Star in May 2026 and lower net proceeds from investments, partially offset by a decrease in capital expenditures.
Net cash used in financing activities for the six months ended June 30, 2026 was $13.0 million compared to $4.8 million in the comparable prior year six-month period. The $8.2 million change was primarily the result of share repurchases from related parties and a reduction in proceeds from long term debt.
We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and finance leases primarily for equipment. At June 30, 2026, we had $1.9 million of current operating lease liabilities and $6.8 million of noncurrent operating lease liabilities. Total liabilities related to finance lease obligations were approximately $0.6 million at June 30, 2026.
As of June 30, 2026, the Company had total outstanding guarantees of $13.8 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of June 30, 2026, the Company had total outstanding letters of credit of $3.6 million.
The Company has other borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At June 30, 2026, and December 31, 2025, $26.5 million and $20.9 million were outstanding, of which $4.8 million and $4.6 million were classified as current, respectively. Of the $26.5 million outstanding at June 30, 2026, $17.7 million is attributable to the Poland subsidiary and $7.1 million is attributable to the Spain subsidiary. These facilities support commitments made in the ordinary course of business.
FORWARD LOOKING STATEMENTS
Cautionary Statement for “Safe Harbor” Purposes Under The Private Securities Litigation Reform Act of 1995
This Form 10-Q and other documents we file with the SEC contain forward-looking statements regarding the Company’s and management’s beliefs and expectations. Any forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance (as opposed to historical items) and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Use of words such as “anticipates,” “believes,” “may,” “should,” “will,” “would,” “could,” “plans,” “projects,” “expects,” “estimates,” “predicts,” “targets,” “forecasts,” “intends,” “contemplates,” and similar words may identify forward-looking statements. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the Company’s control. Such uncertainties and factors could cause the Company’s actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

The following factors, among others, could affect the Company’s future performance and cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made in this report:
•The overall demand for cable anchoring and control hardware for electrical transmission and distribution lines on a worldwide basis, which, historically, has a slow growth rate in mature markets such as the United States (“U.S.”), Canada, Australia and Western Europe and may grow slowly or experience prolonged delay in developing regions despite expanding power needs;
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934, as amended, during the six-month period ended June 30, 2026 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 1, 2023, the Board of Directors authorized a new plan to repurchase up to an additional 212,952 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three-month period ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April	—	$—	—	84,890
May	780	$366.09	780	84,110
June	8,331	$360.04	8,331	75,779
Total	9,111
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit

10.1	Annex No. 1 to the Investment Loan Agreement, dated June 30, 2026, between PLP Poland (Belos) S.A. and Bank Pekao S.A., (English translation), filed herewith.

31.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer, Robert G. Ruhlman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

32.2	Certification of the Principal Accounting Officer, Andrew S. Klaus, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Preformed Line Products Company

July 30, 2026	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Executive Chairman
(principal executive officer)

July 30, 2026	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(principal financial and accounting officer)