Form 10-Q
period 2026-09-30
PREFORMED LINE PRODUCTS CO
filed 2026-10-29
CIK 80035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal quarter ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding as of October 16, 2026: 4,880,691.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PREFORMED LINE PRODUCTS COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
(Thousands of dollars, except share and per share data)	(Unaudited)
ASSETS
Cash, cash equivalents and restricted cash	$99,269	$83,389
Accounts receivable, net	136,764	113,175
Inventories, net	161,194	148,730
Prepaid expenses	15,683	12,961
Other current assets	8,907	5,206
TOTAL CURRENT ASSETS	421,817	363,461
Property, plant and equipment, net	247,502	222,781
Operating lease, right-of-use assets	10,579	9,708
Goodwill	36,142	30,684
Other intangible assets, net	9,007	10,140
Deferred income taxes	7,909	7,481
Other assets	9,346	9,366
TOTAL ASSETS	$742,302	$653,621
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable	$60,935	$49,520
Notes payable to banks	2,390	1,213
Operating lease liabilities, current	1,886	1,722
Current portion of long-term debt	6,136	5,392
Accrued compensation and other benefits	36,829	29,207
Accrued expenses and other liabilities	35,605	22,407
Dividends payable	1,226	1,277
Income taxes payable	2,867	3,972
TOTAL CURRENT LIABILITIES	147,874	114,710
Long-term debt, less current portion	47,423	32,860
Operating lease liabilities, noncurrent	6,556	5,957
Deferred income taxes	5,625	5,707
Other noncurrent liabilities	22,186	18,836
SHAREHOLDERS' EQUITY
Common shares $2 par value per share, 15,000,000 shares authorized, 4,880,691 and 4,907,787 issued and outstanding, at September 30, 2026 and December 31, 2025	13,895	13,860
Common shares issued to rabbi trust, 222,506 and 222,506 shares at September 30, 2026 and December 31, 2025, respectively	(9,586)	(9,586)
Deferred compensation liability	9,586	9,586
Paid-in capital	71,226	67,217
Retained earnings	631,311	584,360
Treasury shares, at cost, 2,066,300 and 2,021,940 shares at September 30, 2026 and December 31, 2025, respectively	(149,150)	(136,554)
Accumulated other comprehensive loss	(54,682)	(53,365)
TOTAL PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS' EQUITY	512,600	475,518
Noncontrolling interest	38	33
TOTAL SHAREHOLDERS' EQUITY	512,638	475,551
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$742,302	$653,621
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Thousands, except per share data)
Net sales	$209,501	$178,087	$598,460	$496,229
Cost of products sold	139,499	125,238	400,226	339,310
GROSS PROFIT	70,002	52,849	198,234	156,919
Costs and expenses
Selling	15,014	13,252	44,171	38,525
General and administrative	22,522	19,149	65,104	55,440
Research and engineering	7,336	6,182	21,227	17,356
Other operating expense, net	233	1,134	1,217	2,212
	45,105	39,717	131,719	113,533
OPERATING INCOME	24,897	13,132	66,515	43,386
Other income (expense)
Interest income	1,061	683	2,472	1,577
Interest expense	(728)	(312)	(1,199)	(1,006)
Pension termination expense	—	(11,657)	—	(11,657)
Other income, net	326	510	544	1,033
	659	(10,776)	1,817	(10,053)
INCOME BEFORE INCOME TAXES	25,556	2,356	68,332	33,333
Income tax expense (benefit)	7,540	(263)	18,259	6,461
NET INCOME	$18,016	$2,619	$50,073	$26,872
Net expense (income) attributable to noncontrolling interests	20	7	(5)	(24)
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$18,036	$2,626	$50,068	$26,848
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	5,032	4,915	4,891	4,925
Diluted	5,072	4,941	4,917	4,951
EARNINGS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS:
Basic	$3.58	$0.53	$10.24	$5.45
Diluted	$3.56	$0.53	$10.18	$5.42

See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

(Thousands of dollars)
Net income	$18,016	$2,619	$50,073	$26,872
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,179)	1,708	(1,317)	22,060
Pension adjustment, net of tax	—	5,127	—	5,373
Other comprehensive (loss) income, net of tax	(1,179)	6,835	(1,317)	27,433
Comprehensive expense (income) attributable to noncontrolling interests	20	7	(5)	(24)
COMPREHENSIVE INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$16,857	$9,461	$48,751	$54,281
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
(Thousands of dollars)
OPERATING ACTIVITIES
Net income	$50,073	$26,872
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	18,979	16,889
Deferred income taxes	(511)	1,265
Share-based compensation expense	7,299	3,973
Pension termination expense	—	11,657
(Gain) loss on sale of property and equipment	(4)	24
Other, net	2,167	3,066
Changes in operating assets and liabilities
Contributions to company pension plan	—	(2,872)
Other, net	(9,909)	(9,351)
NET CASH PROVIDED BY OPERATING ACTIVITIES	68,094	51,523
INVESTING ACTIVITIES
Capital expenditures	(43,652)	(29,977)
Proceeds from the sale of property and equipment	161	324
Proceeds from sale of investments	—	1,679
Purchases of investments	—	(451)
Acquisition of businesses, net of cash	(9,058)	(4,746)
NET CASH USED IN INVESTING ACTIVITIES	(52,549)	(33,171)
FINANCING ACTIVITIES
Proceeds (payments) of notes payable to banks	1,302	(5,025)
Proceeds from long-term debt	21,713	19,035
Payments of long-term debt	(4,436)	(5,463)
Dividends paid	(3,167)	(3,137)
Proceeds from issuance of common shares	670	397
Stock incentive plan payments	(3,935)	(3,799)
Purchase of common shares for treasury	(1,223)	(389)
Purchase of common shares for treasury from related parties	(11,373)	(7,487)
Other	—	(1,474)
NET CASH USED IN FINANCING ACTIVITIES	(449)	(7,342)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	784	4,692
Net increase in cash, cash equivalents and restricted cash	15,880	15,702
Cash, cash equivalents and restricted cash at beginning of year	83,389	57,244
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$99,269	$72,946
See notes to consolidated financial statements (unaudited).

PREFORMED LINE PRODUCTS COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share data)	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$13,860	$(9,586)	$9,586	$67,217	$584,360	$(136,554)	$(53,365)	$—	$475,518	$33	$475,551
Net income					10,524				10,524	25	10,549
Foreign currency translation adjustment							(1,425)		(1,425)		(1,425)
Total comprehensive income									9,099	25	9,124
Purchase of 34,439 common shares						(8,938)			(8,938)		(8,938)
Stock incentive plan activity	30			(1,170)					(1,140)		(1,140)
Common shares issued to rabbi trust of 0, net									—		—
Cash dividends declared – $0.21 per share					(1,015)				(1,015)		(1,015)
Balance at March 31, 2026	$13,890	$(9,586)	$9,586	$66,047	$593,869	$(145,492)	$(54,790)	$—	$473,524	$58	$473,582
Net income					21,508				21,508		21,508
Foreign currency translation adjustment							1,287		1,287		1,287
Total comprehensive income									22,795	—	22,795
Purchase of 9,111 common shares						(3,285)			(3,285)		(3,285)
Stock incentive plan activity	3			2,557					2,560		2,560
Common shares issued to rabbi trust of 0, net									—		—
Cash dividends declared – $0.21 per share					(1,051)				(1,051)		(1,051)
Balance at June 30, 2026	$13,893	$(9,586)	$9,586	$68,604	$614,326	$(148,777)	$(53,503)	$—	$494,543	$58	$494,601
Net income					18,036				18,036	(20)	18,016
Foreign currency translation adjustment							(1,179)		(1,179)		(1,179)
Total comprehensive income									16,857	(20)	16,837
Purchase of 810 common shares						(373)			(373)		(373)
Stock incentive plan activity	2			2,622					2,624		2,624
Common shares issued to rabbi trust of 0, net									—		—
Cash dividends declared – $0.21 per share					(1,051)				(1,051)		(1,051)
Balance at September 30, 2026	$13,895	$(9,586)	$9,586	$71,226	$631,311	$(149,150)	$(54,682)	$—	$512,600	$38	$512,638

							Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share data)	Common Shares	Common Shares Issued to Rabbi Trust	Deferred Compensation Liability	Paid in Capital	Retained Earnings	Treasury Shares	Cumulative Translation Adjustment	Unrecognized Pension Benefit Cost	Total Preformed Line Products Company Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$13,752	$(9,575)	$9,575	$65,093	$553,179	$(126,800)	$(77,536)	$(5,373)	$422,315	$9	$422,324
Net income					11,517				11,517	36	11,553
Foreign currency translation adjustment							6,671		6,671		6,671
Pension adjustment, net of tax								123	123		123
Total comprehensive income									18,311	36	18,347
Purchase of 860 common shares						(131)			(131)		(131)
Stock incentive plan activity	68			(2,888)		(881)			(3,701)		(3,701)
Common shares distributed from rabbi trust of 147, net		(19)	19						—		—
Cash dividends declared – $0.20 per share					(1,018)				(1,018)		(1,018)
Balance at March 31, 2025	$13,820	$(9,594)	$9,594	$62,205	$563,678	$(127,812)	$(70,865)	$(5,250)	$435,776	$45	$435,821
Net income					12,705				12,705	(5)	12,700
Foreign currency translation adjustment							13,681		13,681		13,681
Pension adjustment, net of tax								123	123		123
Total comprehensive income									26,509	(5)	26,504
Purchase of 17,028 common shares						(2,351)			(2,351)		(2,351)
Stock incentive plan activity	3			1,814					1,817		1,817
Common shares distributed from rabbi trust of 134, net		(19)	19						—		—
Cash dividends declared – $0.20 per share					(1,015)				(1,015)		(1,015)
Balance at June 30, 2025	$13,823	$(9,613)	$9,613	$64,019	$575,368	$(130,163)	$(57,184)	$(5,127)	$460,736	$40	$460,776
Net income					2,626				2,626	(7)	2,619
Foreign currency translation adjustment							1,708		1,708		1,708
Pension adjustment, net of tax								5,127	5,127		5,127
Total comprehensive income									9,461	(7)	9,454
Purchase of 26,858 common shares						(4,513)			(4,513)		(4,513)
Stock incentive plan activity	8			1,622					1,630		1,630
Common shares distributed from rabbi trust of 0, net		27	(27)						—		—
Cash dividends declared – $0.20 per share					(1,009)				(1,009)		(1,009)
Balance at September 30, 2025	$13,831	$(9,586)	$9,586	$65,641	$576,985	$(134,676)	$(55,476)	$—	$466,305	$33	$466,338
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
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2026.
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
In September 2025, the FASB issued Accounting Standards Update No. 2025-06, "Intangibles - Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." This ASU removes all references to software development "project stages." Instead, capitalization begins when the following conditions are met: management has authorized funding the software project, it is probable that the project will be completed and the software will be used for its intended function. This ASU is effective for annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of adopting this ASU.
New Regulations
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain businesses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The implementation of OBBBA resulted in cash tax savings of approximately $3.0 million for the Company's 2025 fiscal year end. Management is currently evaluating the potential impact of the provisions for the 2026 fiscal year.

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
Disaggregated Revenue
The Company’s revenues by segment and product type are as follows:

	Three Months Ended September 30, 2026
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	69%	82%	80%	77%	75%
Communications	28%	17%	15%	2%	19%
Special Industries	3%	1%	5%	21%	6%
Total	100%	100%	100%	100%	100%

	Three Months Ended September 30, 2025
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	60%	84%	75%	73%	69%
Communications	34%	15%	20%	2%	23%
Special Industries	6%	1%	5%	25%	8%
Total	100%	100%	100%	100%	100%

	Nine Months Ended September 30, 2026
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	67%	80%	76%	75%	72%
Communications	30%	19%	18%	3%	22%
Special Industries	3%	1%	6%	22%	6%
Total	100%	100%	100%	100%	100%

	Nine Months Ended September 30, 2025
Product Type	PLP-USA	The Americas	EMEA	Asia-Pacific	Consolidated
Energy	61%	84%	73%	75%	68%
Communications	34%	15%	20%	3%	23%
Special Industries	5%	1%	7%	22%	8%
Total	100%	100%	100%	100%	100%
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

	Nine Months Ended September 30,
	2026	2025
Allowance for credit losses, beginning of period	$5,797	$6,958
Additions charged to costs and expenses	1,029	893
Write-offs	(17)	(250)
Foreign exchange and other	71	57
Allowance for credit losses, end of period	$6,880	$7,658
NOTE 3 - INVENTORIES, NET
Inventories, net
Inventory is carried at lower of cost or net realizable value. The components of inventory are as follows:

	September 30, 2026	December 31, 2025
Raw materials	$106,596	$95,988
Work-in-process	19,426	16,586
Finished products	57,262	55,442
Inventories, net of excess and obsolete inventory reserve	183,284	168,016
Excess of current cost over LIFO cost	(22,090)	(19,286)
Inventories at LIFO cost	$161,194	$148,730
Costs for inventories of certain material, mainly in the U.S., are determined using the Last-In First-Out ("LIFO") method and totaled approximately $39.6 million at September 30, 2026 and $45.8 million at December 31, 2025. An actual valuation of inventories under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three-month periods ended September 30, 2026 and 2025, the net change in LIFO inventories resulted in an expense of $1.6 million and $3.8 million, respectively, to Cost of products sold. During the nine-month periods ended September 30, 2026 and 2025, the net change in LIFO inventories resulted in expense of $2.8 million and of $6.2 million, respectively, to Cost of products sold. The Company’s reserves for excess and obsolete inventory were $15.4 million at September 30, 2026 and $17.7 million at December 31, 2025.

NOTE 4 - PROPERTY AND EQUIPMENT, NET
Major classes of property, plant and equipment are as follows:

	September 30, 2026	December 31, 2025
Land and improvements	$31,228	$27,293
Buildings and improvements	147,353	131,619
Machinery, equipment and aircraft	284,495	274,919
Construction in progress	34,740	27,206
Property, plant and equipment, gross	497,816	461,037
Less accumulated depreciation	(250,314)	(238,256)
Property, plant and equipment, net	$247,502	$222,781
On July 21, 2026, PLP Canada LTD ("PLP Canada"), a subsidiary of the Company, acquired a facility and the related property for a purchase price of approximately $16.7 million. The newly acquired facility will replace PLP Canada's existing facility and is intended to expand PLP Canada's manufacturing capacity and support future growth initiatives. The purchase was funded with cash on hand. On July 28, 2026, subsequent to the facility purchase, PLP Canada obtained a term loan to finance a portion of the facility's purchase price. See Note 8. for further detail on the term loan.
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
The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows. For the period ended September 30, 2026 and the year ending December 31, 2025, there were no reserves for known global legal matters.
Advanced Customer Payments
As of September 30, 2026 and December 31, 2025, the Company has included $11.6 million and $4.7 million, respectively of advance payments by customers for future projects in Accrued expenses and other liabilities on the Consolidated Balance Sheets.
Tariff Considerations
In February 2026, the U.S. Supreme Court ruled that certain tariffs under the International Emergency Economic Powers Act (“IEEPA”) were invalid, and in March 2026, the U.S. Court of International Trade ruled that the U.S. Customs and Border Protection (“CBP”) must refund duties imposed under IEEPA. During the three- and nine-month periods ended September 30, 2026, the Company received certain refunds of duties imposed under IEEPA; however, the amounts received did not have a material impact on the consolidated financial statements. While the Company is actively engaged in the refund process, uncertainty persists with respect to the timing and magnitude of future refunds.

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
Due to the termination of the U.S. Plan in August 2025, there was no net periodic pension expense for the three and nine months ended September 30, 2026.
Excluding the pension termination charges, net periodic pension expense for the U.S. Plan for the three- and nine-month periods ended September 30, 2025, respectively, follows:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Interest cost	$268	$1,058
Expected return on plan assets	(239)	(942)
Recognized net actuarial loss	110	432
Net periodic pension expense	$139	$548
Components of the recurring pension expense are included in Other income, net in the Consolidated Statements of Income.
NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI")
The following tables set forth the total changes in AOCI by component, net of tax:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total
Balance at June 30	$—	$(53,503)	$(53,503)	$(5,127)	$(57,184)	$(62,311)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	(1,179)	(1,179)	—	1,708	1,708

Amounts reclassified from AOCI:
Amortization of defined benefit pension activity (a)	—	—	—	435	—	435
Recognition of deferred losses from pension termination (a)	—	—	—	4,692	—	4,692
Net current period other comprehensive (loss) income	—	(1,179)	(1,179)	5,127	1,708	6,835
Balance at September 30	$—	$(54,682)	$(54,682)	$—	$(55,476)	$(55,476)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total	Unrecognized Benefit Cost	Cumulative Translation Adjustment	Total
Balance at January 1	$—	$(53,365)	$(53,365)	$(5,373)	$(77,536)	$(82,909)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	(1,317)	(1,317)	—	22,060	22,060

Amounts reclassified from AOCI:
Amortization of defined benefit pension activity (a)	—	—	—	681	—	681
Recognition of deferred losses from pension termination (a)	—	—	—	4,692	—	4,692
Net current period other comprehensive (loss) income	—	(1,317)	(1,317)	5,373	22,060	27,433
Balance at September 30	$—	$(54,682)	$(54,682)	$—	$(55,476)	$(55,476)
(a)This AOCI component is included in the computation of net periodic pension expense as noted in Note 6 – Pension Plans.
NOTE 8 - DEBT AND CREDIT ARRANGEMENTS
Total debt, including notes payable, at September 30, 2026 was $55.9 million and our bank debt to equity percentage was 10.9%. The major components of the Company’s debt are described below.
PNC Bank Credit Facility
As of September 30, 2026, the Company maintained a credit facility (the "Facility") with PNC Bank, National Association ("PNC") with a capacity of $60.0 million and a maturity date of June 30, 2028. The interest rate is defined as the Secured Overnight Financing Rate (“SOFR”) plus 1.225% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 3.00 to 1, at which point the SOFR spread becomes 1.600%. At September 30, 2026, the Company had utilized $6.1 million with $53.9 million available on the Facility. There were no long-term outstanding letters of credit on the Facility as of September 30, 2026. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At September 30, 2026, the Company was in compliance with these covenants.
Corporate Aircraft Term Loan
On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. The term of the loan is 120 months at a fixed interest rate of 2.744%. The loan is payable in 119 equal monthly installments, which commenced on March 1, 2021 with a final payment of any outstanding principal and accrued interest due and payable on the final monthly payment date. Of the $9.1 million outstanding on this debt facility at September 30, 2026, $2.1 million was classified as current. The aircraft has been pledged as collateral against the loan.
International Borrowing Facilities
The Company has other borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At September 30, 2026, and December 31, 2025, $40.8 million and $20.9 million were outstanding, of which $6.5 million and $4.6 million were classified as current, respectively. Of the $40.8 million outstanding at September 30, 2026, $21.8 million is attributable to the Poland subsidiary, $6.6 million is attributable to the Spain subsidiary, and $10.6 million is attributable to the Canada subsidiary. These facilities support commitments made in the ordinary course of business.
On July 16, 2025, PLP Poland (Belos) S.A. ("PLP Poland"), a subsidiary of the Company, entered into a non-revolving investment loan with Bank Polska Kasa Opieki Spółka Akcyjna ("Bank Pekao S.A") to finance the construction of a new manufacturing plant for an amount up to PLN100.3 million ($26.0 million) with a maturity date of January 31, 2035.
On June 30, 2026, PLP Poland amended its non-revolving investment loan agreement with Bank Pekao S.A. to defer the start of annual repayments from June 30, 2026 to January 31, 2027. Following the amendment, PLP Poland will make annual installments in the amounts of PLN9.0 million ($2.4 million) in 2027, PLN9.6 million ($2.5 million) in 2028, PLN9.8 million ($2.5 million) annually from 2029 through 2034, and PLN22.9 million ($6.1 million) in 2035.
The loan bears interest at the one-month Warsaw Interbank Offered Rate ("WIBOR") plus 1.0% unless the Company does not meet the covenants as set forth in the Facility with PNC, at which point the WIBOR spread becomes 1.5%. The current manufacturing plant owned by PLP Poland, the plant under construction and all fixed assets within the plants are pledged as collateral against the loan. The loan is guaranteed by the Company.
On July 28, 2026, in connection with the acquisition of a facility and related land in Canada (the "Property"), PLP Canada entered into a Term Loan Agreement (the "Term Loan") with Citibank N.A. providing for borrowings of CAD15.0 million ($10.6 million). The proceeds of the Term Loan were used to refinance a portion of the Company's cash investment in the acquisition of the Property.
The Term Loan bears interest at a variable rate equal to the Canadian Overnight Repo Rate Average ("CORRA") plus 1.25% per annum and matures on July 28, 2029. Principal payments are due in annual installments of CAD0.8 million ($0.5 million) in each of 2027 and 2028, with the remaining principal balance of CAD13.4 million ($9.6 million) due at maturity in 2029.
The Term Loan contains a negative covenant that restricts PLP Canada from pledging, mortgaging, or otherwise using the Property as collateral for any other indebtedness without the prior written consent of the lender. The Term Loan also contains, among other provisions, requirements for maintaining levels of net worth and profitability. The loan is guaranteed by the Company.
Restricted Cash
The Company's Asia-Pacific segment had $0.5 million and $0.1 million in restricted cash used to secure bank guarantees at September 30, 2026 and December 31, 2025, respectively. The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash, cash equivalents and restricted cash.
NOTE 9 - INCOME TAXES

For the three-month period ended September 30, 2026 and 2025, the Company’s effective tax rate was 30% and (11)%, respectively. The higher effective tax rate was mainly a result of the tax benefit recorded in the third quarter of 2025 due to the release of amounts in Other Comprehensive Income attributed to the Company’s pension termination as well as an increase in non-deductible officers' compensation and stock option expense recognized in the quarter.
For the nine-month period ended September 30, 2026 and 2025, the Company's effective tax rate was 27% and 19%, respectively. The higher effective tax rate was mainly due to the tax benefit recorded in the third quarter of 2025 from the release of amounts in Other Comprehensive Income attributed to the Company’s pension termination and a valuation allowance recorded in Q1 2026 on deferred tax assets related to the Company’s French subsidiary.
The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the nine-month period ended September 30, 2026, no other valuation allowances were recorded other than the amount recorded related to the Company's French subsidiary in the first quarter of 2026.
For the nine-month period ended September 30, 2026 and 2025, the Company did not record any new uncertain tax positions.

NOTE 10 - COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding for each respective period. Diluted earnings per share were calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented.
The calculation of basic and diluted earnings per share for the three and nine months ended September 30, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income	$18,036	$2,626	$50,068	$26,848

Denominator
Determination of shares (in thousands)
Weighted-average common shares outstanding	5,032	4,915	4,891	4,925
Dilutive effect – share-based awards	40	26	26	26
Diluted weighted-average common shares outstanding	5,072	4,941	4,917	4,951

Earnings per common share
Basic	$3.58	$0.53	$10.24	$5.45
Diluted	$3.56	$0.53	$10.18	$5.42

For the three and nine months ended September 30, 2026 and 2025, there were 28,000 and 7,500 share-based awards, respectively, excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.
NOTE 11 - GOODWILL AND OTHER INTANGIBLES
The Company’s finite and indefinite-lived intangible assets consist of the following:

	September 30, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Patents	$4,806	$(4,806)	$4,806	$(4,806)
Land use rights	678	(147)	727	(147)
Trademark	2,026	(1,760)	2,022	(1,736)
Technology	7,011	(5,001)	7,240	(4,777)
Customer relationships	19,496	(13,296)	19,528	(12,717)
	$34,017	$(25,010)	$34,323	$(24,183)
Indefinite-lived intangible assets
Goodwill	$36,142		$30,684
The Company’s measurement date for its annual impairment test for goodwill is October 1st of each year. The Company performs additional interim impairment assessments as circumstances warrant. There were no indicators of impairment noted for the period ended September 30, 2026.
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
The Company’s only intangible asset with an indefinite life is goodwill. The Company’s goodwill is not deductible for tax purposes. Changes in the carrying amount of goodwill by segment are shown in the following table:

	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Balance at January 1, 2026	$3,078	$10,626	$16,980	$—	$30,684
Acquisition Adjustments	—	6,199	—	—	6,199
Currency translation	—	(73)	(668)	—	(741)
Balance at September 30, 2026	$3,078	$16,752	$16,312	$—	$36,142
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

The following table summarizes the Company’s assets and liabilities, recorded and measured at fair value, in the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025:

Description	Balance as of September 30, 2026	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest Rate Swap	$267	$—	$267	$—
Total assets	$267	$—	$267	$—

Liabilities:
Foreign currency forward contracts	$156	$—	$156	$—
Supplemental profit sharing plan	12,078	—	12,078	—
Total liabilities	$12,234	$—	$12,234	$—

Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$97	$—	$97	$—
Supplemental profit sharing plan	10,785	—	10,785	—
Total liabilities	$10,882	$—	$10,882	$—

The Company operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. The Company currently uses foreign currency forward contracts to reduce the risk related to some of these transactions. These contracts usually have maturities of 90 days or less and generally require an exchange of foreign currencies for U.S. dollars at maturity at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in Other income, net on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three and nine months ended September 30, 2026, the Company recognized a net loss of $0.1 million and a net gain of $0.2 million, respectively, on foreign currency forward contracts. For the three and nine months ended September 30, 2025, the Company recognized net gains of zero and $0.1 million, respectively, on foreign currency forward contracts.
The Company has a non-qualified supplemental profit sharing plan for its executives (the "Supplemental Profit Sharing Plan"). The liability for the unfunded Supplemental Profit Sharing Plan was $12.1 million at September 30, 2026 and $10.8 million at December 31, 2025. These amounts are recorded within Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The Supplemental Profit Sharing Plan allows participants the ability to hypothetically invest their proportionate award into various investment options, which primarily includes mutual funds. The Company credits earnings, gains and losses to the participants’ deferred compensation account balances based on the investments selected by the participants. The Company measures the fair value of the Supplemental Profit Sharing Plan liability using the market values of the participants’ underlying investment accounts.
The carrying value of the Company’s current financial instruments, which include cash, cash equivalents and restricted cash, accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these instruments.
At September 30, 2026 and December 31, 2025, the fair value of the Company’s long-term debt was estimated using discounted cash flows analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements that are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	September 30, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt and related current maturities	$50,393	$53,559	$35,080	$38,252
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
The following tables present a summary of the Company’s reportable segments for the three and nine month periods ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$104,897	$37,880	$41,172	$43,808	$227,757
Intersegment sales	(2,193)	(4,877)	(3,522)	(7,664)	(18,256)
Net sales	102,704	33,003	37,650	36,144	209,501
Less:
Cost of products sold	65,424	22,640	25,201	26,234	139,499
Gross profit	37,280	10,363	12,449	9,910	70,002
Costs and expenses	24,092	7,151	7,372	6,490	45,105
Operating Income	13,188	3,212	5,077	3,420	24,897
Interest income	356	566	72	67	1,061
Interest expense	(257)	(310)	(151)	(10)	(728)
Other income, net	1	55	316	(46)	326
Income before income taxes	13,288	3,523	5,314	3,431	25,556
Income tax expense	4,209	710	1,436	1,185	7,540
Total noncontrolling interest	—	—	20	—	20
Total net income attributable to Preformed Line Products Company shareholders	$9,079	$2,813	$3,898	$2,246	$18,036

	Three Months Ended September 30, 2025
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$82,814	$32,032	$39,564	$35,142	$189,552
Intersegment sales	(1,997)	(2,700)	(1,491)	(5,277)	(11,465)
Net sales	80,817	29,332	38,073	29,865	178,087
Less:
Cost of products sold	57,143	20,269	25,663	22,163	125,238
Gross profit	23,674	9,063	12,410	7,702	52,849
Costs and expenses	16,264	7,474	8,272	7,707	39,717
Operating Income (Loss)	7,410	1,589	4,138	(5)	13,132
Interest income	165	381	110	27	683
Interest expense	(78)	(6)	(164)	(64)	(312)
Other (expense) income, net	(11,780)	61	37	535	(11,147)
(Loss) Income before income taxes	(4,283)	2,025	4,121	493	2,356
Income tax expense	(2,599)	570	1,141	625	(263)
Total noncontrolling interest	—	—	7	—	7
Total net (loss) income attributable to Preformed Line Products Company shareholders	$(1,684)	$1,455	$2,987	$(132)	$2,626

	Nine Months Ended September 30, 2026
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$305,894	$105,895	$118,639	$113,185	$643,613
Intersegment sales	(5,573)	(13,848)	(6,023)	(19,709)	(45,153)
Net sales	300,321	92,047	112,616	93,476	598,460
Less:
Cost of products sold	191,273	64,010	77,521	67,422	400,226
Gross profit	109,048	28,037	35,095	26,054	198,234
Costs and expenses	68,980	20,210	23,821	18,708	131,719
Operating income	40,068	7,827	11,274	7,346	66,515
Interest income	781	1,210	312	169	2,472
Interest expense	(347)	(328)	(457)	(67)	(1,199)
Other income, net	17	130	396	1	544
Income before income taxes	40,519	8,839	11,525	7,449	68,332
Income tax expense	9,065	2,177	4,743	2,274	18,259
Total noncontrolling interest	—	—	(5)	—	(5)
Total net income attributable to Preformed Line Products Company shareholders	$31,454	$6,662	$6,777	$5,175	$50,068

	Nine Months Ended September 30, 2025
	PLP-USA	The Americas	EMEA	Asia-Pacific	Total
Gross sales	$240,937	$87,346	$104,716	$94,820	$527,819
Intersegment sales	(6,824)	(7,228)	(4,739)	(12,799)	(31,590)
Net sales	234,113	80,118	99,977	82,021	496,229
Less:
Cost of products sold	155,538	55,545	69,179	59,048	339,310
Gross profit	78,575	24,573	30,798	22,973	156,919
Costs and expenses	50,832	19,697	23,572	19,432	113,533
Operating income	27,743	4,876	7,226	3,541	43,386
Interest income	346	901	235	95	1,577
Interest expense	(173)	(39)	(479)	(315)	(1,006)
Other (expense) income, net	(12,183)	134	307	1,118	(10,624)
Income before income taxes	15,733	5,872	7,289	4,439	33,333
Income tax expense	1,236	1,719	1,723	1,783	6,461
Total noncontrolling interest	—	—	(24)	—	(24)
Total net income attributable to Preformed Line Products Company shareholders	$14,497	$4,153	$5,542	$2,656	$26,848

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expenditure for long-lived assets
PLP-USA	$2,073	$1,334	$5,975	$4,248
The Americas	18,538	1,298	21,544	3,097
EMEA	5,329	7,602	14,577	21,102
Asia-Pacific	763	389	1,556	1,530
Total expenditure for long-lived assets	$26,703	$10,623	$43,652	$29,977

Depreciation and amortization
PLP-USA	$3,550	$3,338	$10,166	$9,596
The Americas	999	915	3,234	2,600
EMEA	865	1,003	3,338	2,841
Asia-Pacific	694	750	2,241	2,222
Total depreciation and amortization	$6,108	$6,006	$18,979	$17,259

	September 30, 2026	December 31, 2025
Identifiable assets
PLP-USA	$297,507	$276,840
The Americas	147,223	114,111
EMEA	180,045	165,254
Asia-Pacific	117,527	97,416
Total identifiable assets	$742,302	$653,621

Long-lived assets
PLP-USA	$109,577	$113,261
The Americas	46,758	25,692
EMEA	56,853	49,017
Asia-Pacific	34,314	34,811
Total long-lived assets	$247,502	$222,781

NOTE 14 - ACQUISITION OF BUSINESSES
Acquisition of JAP Telecom
On May 1, 2025, the Company acquired all issued and outstanding shares of J.A.P. Industria De Materiais Para Telefonia Ltda., ("JAP Telecom") an entity headquartered in Pedreira, Brazil. JAP Telecom is a leading Brazilian designer, manufacturer, and supplier of connectivity solutions for the South American telecommunications infrastructure market with a product portfolio including fiber optic splice closures, connectivity devices, and infrastructure accessories tailored to the specific needs of the local market. JAP Telecom's annual sales for the year ending December 31, 2024 were approximately $4.6 million. The acquisition expands the Company's operational capabilities in the region and strengthens the Company's position in the global communications market. The purchase price was approximately $5.8 million, net of cash received.
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
For the nine-month period ended September 30, 2026, the Company’s consolidated financial statements included JAP Telecom sales of approximately $4.8 million and is reported in The Americas segment.

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
From the acquisition date through September 30, 2026, the Company’s consolidated financial statements included Delta Star sales of approximately $3.8 million and is reported in The Americas segment.

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
We report our segments in four geographic regions: PLP-USA (including corporate), The Americas (includes operations in North and South America, excluding PLP-USA), EMEA (Europe, Middle East & Africa) and Asia-Pacific, in accordance with accounting standards codified in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, “Segment Reporting”. Each segment distributes a full range of our primary products. Our PLP-USA segment is comprised of our U.S. operations manufacturing our traditional products primarily supporting our domestic energy, telecommunications and inspection services. Our other three segments, The Americas, EMEA and Asia-Pacific, support our energy, telecommunications, data communication, solar and other products in each respective geographical region.
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
PREFACE
The following discussion describes our results of operations for the three and nine months ended September 30, 2026 and 2025. Our consolidated financial statements are prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends.
Net sales of $209.5 million increased $31.4 million for the three months ended September 30, 2026 year-over-year and net sales of $598.5 million increased $102.2 million for the nine months ended September 30, 2026 year-over-year, mainly due to an increase in energy and, to a lesser extent, communications sales, led by PLP-USA. While the nine months ended September 30, 2026 sales amounts are the highest in the Company's history, tariffs, especially Section 232 tariffs, and geopolitical developments continue to present headwinds related to raw material imports, commodity prices and freight costs, impacting essential inputs like steel, aluminum and plastic resins. While we continue to manage trade matters and commodity prices proactively, further tariff increases or geopolitical events may give rise to inflationary pressures, which may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand. Please see Note 5 of the Notes to the Consolidated Financial Statements for further considerations on tariffs and refund process as a result of the February 2026 Supreme Court ruling.
Our financial statements are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. The fluctuations of foreign currencies during the three and nine months ended September 30, 2026 had a favorable impact on net sales of $3.1 million and $16.2 million, respectively. The fluctuations on foreign currencies had a favorable impact of $0.4 million and $1.0 million on net income for the three- and nine-months ended September 30, 2026, respectively. The fluctuations of foreign currencies during the three and nine months ended September 30, 2025 had a favorable impact on net sales of $1.9 million and unfavorable impact of $3.0 million, respectively. The fluctuations on foreign currencies had a favorable impact on net income of $0.3 million for the three months ended September 30, 2025 and a de minimis impact on net income for the nine months ended September 30, 2025. On a reportable segment basis, the impact of foreign currency translation on net sales and net income for the three- and nine- months ended September 30, 2026, was as follows:

	Foreign Currency Translation Impact
	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
(Thousands of dollars)	Net Sales	Net Income	Net Sales	Net Income
The Americas	$1,649	$166	$6,624	$474
EMEA	145	80	4,937	269
Asia-Pacific	1,275	120	4,672	276
Total	$3,069	$366	$16,233	$1,019
While uncertainty remains in the global economy due to trade matters and geopolitical instability, we believe our business portfolio, which is focused on key megatrends impacting both the power and telecommunications markets, as well as our significant U.S. manufacturing footprint, and financial position, are sound and strategically well-positioned. We remain focused on assessing our global market opportunities and overall manufacturing capacity in conjunction with the requirements of local manufacturing in the markets that we serve. As necessary, we will modify redundant processes and further utilize our global manufacturing network to manage costs, including tariff impacts, increase sales volume and deliver value to our customers. We closely monitor developments in trade policy and geopolitical instability and actively evaluate strategies to mitigate the impact of tariffs or supply chain constraints, including sourcing alternatives, where needed. We have continued to invest in the business to expand into new markets for the Company, evaluate strategic mergers and acquisitions, improve efficiency, develop new products and increase our capacity. As of September 30, 2026, our liquidity remains strong with our bank debt to equity percentage at 10.9%. We can borrow needed funds at a competitive interest rate under the Facility.
RESULTS OF OPERATIONS
The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the three months ended September 30, 2026 and 2025. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended September 30,
(Thousands of dollars)	2026		2025		Change
Net sales	$209,501	100.0%	$178,087	100.0%	$31,414
Cost of products sold	139,499	66.6	125,238	70.3	14,261
GROSS PROFIT	70,002	33.4	52,849	29.7	17,153
Costs and expenses	45,105	21.5	39,717	22.3	5,388
OPERATING INCOME	24,897	11.9	13,132	7.4	11,765
Other income (expense), net	659	0.3	(10,776)	(6.1)	11,435
INCOME BEFORE INCOME TAXES	25,556	12.2	2,356	1.3	23,200
Income tax expense (benefit)	7,540	3.6	(263)	(0.1)	7,803
NET INCOME	18,016	8.6	2,619	1.5	15,397
Net loss attributable to noncontrolling interests	20	0.0	7	0.0	13
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$18,036	8.6%	$2,626	1.5%	$15,410

Net sales. In 2026, net sales were $209.5 million, an increase of $31.4 million, or 18%, compared to 2025. Excluding the effect of currency translation, net sales increased 16% as summarized in the following table:

	Three Months Ended September 30,
(Thousands of dollars)	2026	2025	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net sales
PLP-USA	$102,704	$80,817	$21,887	$—	$21,887	27%
The Americas	33,003	29,332	3,671	1,649	2,022	7%
EMEA	37,650	38,073	(423)	145	(568)	(1)%
Asia-Pacific	36,144	29,865	6,279	1,275	5,004	17%
Consolidated	$209,501	$178,087	$31,414	$3,069	$28,345	16%
The increase in PLP-USA net sales of $21.9 million, or 27%, was primarily due to higher volumes in energy sales and, to a lesser extent, communications sales. International net sales for the three months ended September 30, 2026 were favorably affected by $3.1 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $33.0 million increased $2.0 million, or 7%, primarily due to higher volumes in energy sales mainly due to the acquisition of Delta Star in May 2026 and higher communications volumes. EMEA net sales of $37.7 million decreased $0.6 million primarily due to lower volumes in communications sales. Asia-Pacific net sales of $36.1 million increased $5.0 million, or 17%, primarily due to higher volumes in energy sales.
Gross profit. Gross profit of $70.0 million for 2026 increased $17.2 million, or 32%, compared to 2025. Excluding the effect of currency translation, gross profit increased $16.2 million, or 31%, as summarized in the following table:

	Three Months Ended September 30,
(Thousands of dollars)	2026	2025	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Gross profit
PLP-USA	$37,280	$23,674	$13,606	$—	$13,606	57%
The Americas	10,363	9,063	1,300	539	761	8%
EMEA	12,449	12,410	39	108	(69)	(1)%
Asia-Pacific	9,910	7,702	2,208	323	1,885	24%
Consolidated	$70,002	$52,849	$17,153	$970	$16,183	31%
PLP-USA gross profit of $37.3 million increased by $13.6 million, or 57%, compared to the same period in 2025, primarily due to higher sales volumes, favorable product mix and the benefit of price increases enacted in 2025 and 2026, partially offset by increased material and manufacturing costs. International gross profit for the period ended September 30, 2026 was favorably impacted by $1.0 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increased $0.8 million, or 8%, which was primarily the result of higher sales volume driven by the acquisition of Delta Star in May 2026. EMEA gross profit had a decrease of $0.1 million due to an increase in material costs. Asia-Pacific gross profit increased $1.9 million, or 24%, which was primarily driven by higher sales volume and favorable product mix.

Costs and expenses. Costs and expenses of $45.1 million for the three months ended September 30, 2026 increased $5.4 million, or 14%, when compared to 2025. Excluding the effect of currency translation and intercompany transactions, costs and expenses increased $5.0 million, or 13%, as summarized in the following table:

	Three Months Ended September 30,
(Thousands of dollars)	2026	2025	Change	Change Due to Currency Translation	Change Due to Intercompany Transactions	Change Excluding Currency and Intercompany Transactions	% Change
Costs and expenses
PLP-USA	$24,092	$16,264	$7,828	$—	$2,673	$5,155	32%
The Americas	7,151	7,474	(323)	305	(920)	292	4%
EMEA	7,372	8,272	(900)	(31)	(522)	(347)	(4)%
Asia-Pacific	6,490	7,707	(1,217)	125	(1,231)	(111)	(1)%
Consolidated	$45,105	$39,717	$5,388	$399	$—	$4,989	13%
Excluding intercompany transactions, PLP-USA costs and expenses increased $5.2 million, or 32% year-over-year, primarily due to increased selling and personnel costs, supporting strategic market growth initiatives in core product offerings in both energy and communications. International costs and expenses for the three months ended September 30, 2026 were unfavorably impacted when local currencies were translated to U.S. dollars and favorably impacted by intercompany transactions with PLP-USA. The following discussion of costs and expenses excludes the effect of currency translation and intercompany transactions. The Americas costs and expenses of $7.2 million increased $0.3 million primarily due to increases in personnel costs, offset by the impact of foreign currency remeasurement. EMEA costs and expenses of $7.4 million decreased by $0.3 million primarily due to decreases in personnel and selling costs. Asia-Pacific costs and expenses of $6.5 million decreased $0.1 million primarily due to foreign currency remeasurement, offset by increases in personnel costs.
Other Income (Expense), net. Other income, net of $0.7 million for the three months ended September 30, 2026 was favorable by $11.5 million when compared to $10.8 million of Other expense, net for the three months ended September 30, 2025. The favorable movement was mainly due to the $11.7 million pension termination charge recorded in Q3 2025.
Income taxes. Income taxes for the three months ended September 30, 2026 and 2025 were $7.5 million and $(0.3) million based on pre-tax income of $25.6 million and $2.4 million, respectively. The tax rate for the three months ended September 30, 2026 and 2025 was 30% and (11)%, respectively. The higher effective tax rate for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was a result of the tax benefit recorded at Q3 2025 due to the release of amounts in Other Comprehensive Income attributed to the Company’s pension termination as well as an increase in non-deductible officers' compensation and stock option expense recognized in the quarter.
Net income. As a result of the preceding items, net income for the three months ended September 30, 2026 was $18.0 million, compared to $2.6 million for 2025. Excluding the effect of currency translation, net income increased $15.0 million as summarized in the following table. The increase in net income was due to increases in operating income and other income as described above.

	Three Months Ended September 30,
(Thousands of dollars)	2026	2025	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change (a)
Net income (loss)
PLP-USA	$9,079	$(1,684)	$10,763	$—	$10,763	NM
The Americas	2,813	1,455	1,358	166	1,192	82%
EMEA	3,898	2,987	911	80	831	28%
Asia-Pacific	2,246	(132)	2,378	120	2,258	NM
Consolidated	$18,036	$2,626	$15,410	$366	$15,044	NM
(a)NM = Not meaningful; percentage change is not considered meaningful to investors due to the nature or magnitude of the underlying amounts.
NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2025
The following table sets forth a summary of the Company’s Statements of Consolidated Income and the percentage of net sales for the nine months ended September 30, 2026 and 2025. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended September 30,
(Thousands of dollars)	2026		2025		Change
Net sales	$598,460	100.0%	$496,229	100.0%	$102,231
Cost of products sold	400,226	66.9	339,310	68.4	60,916
GROSS PROFIT	198,234	33.1	156,919	31.6	41,315
Costs and expenses	131,719	22.0	113,533	22.9	18,186
OPERATING INCOME	66,515	11.1	43,386	8.7	23,129
Other income (expense), net	1,817	0.3	(10,053)	(2.0)	11,870
INCOME BEFORE INCOME TAXES	68,332	11.4	33,333	6.7	34,999
Income tax expense	18,259	3.1	6,461	1.3	11,798
NET INCOME	50,073	8.4	26,872	5.4	23,201
Net income attributable to noncontrolling interests	(5)	(0.0)	(24)	(0.0)	19
NET INCOME ATTRIBUTABLE TO PREFORMED LINE PRODUCTS COMPANY SHAREHOLDERS	$50,068	8.4%	$26,848	5.4%	$23,220
Net sales. In 2026, net sales were $598.5 million, an increase of $102.2 million, or 21%, compared to 2025. Excluding the effect of currency translation, net sales increased 17% as summarized in the following table:

	Nine Months Ended September 30,
(Thousands of dollars)	2026	2025	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net sales
PLP-USA	$300,321	$234,113	$66,208	$—	$66,208	28%
The Americas	92,047	80,118	11,929	6,624	5,305	7%
EMEA	112,616	99,977	12,639	4,937	7,702	8%
Asia-Pacific	93,476	82,021	11,455	4,672	6,783	8%
Consolidated	$598,460	$496,229	$102,231	$16,233	$85,998	17%
The increase in PLP-USA net sales of $66.2 million, or 28%, was primarily due to higher volumes in energy sales and, to a lesser extent, communications sales. International net sales for the nine months ended September 30, 2026 were favorably affected by $16.2 million when local currencies were converted to U.S. dollars. The following discussion of changes in net sales excludes the effect of currency translation. The Americas net sales of $92.0 million increased $5.3 million, or 7%, primarily due to an increase in communications sales due to the acquisition of JAP Telecom in May 2025 and, to a lesser extent, an increase in energy sales primarily related to the acquisition of Delta Star in May 2026. EMEA net sales of $112.6 million increased $7.7 million, or 8% primarily due to higher volumes in energy product sales. Asia-Pacific net sales of $93.5 million increased $6.8 million, or 8%, primarily due to volume increases in energy product and special industries sales.
Gross profit. Gross profit of $198.2 million for 2026 increased $41.3 million, or 26%, compared to 2025. Excluding the effect of currency translation, gross profit increased $36.5 million, or 23%, as summarized in the following table:

	Nine Months Ended September 30,
(Thousands of dollars)	2026	2025	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Gross profit
PLP-USA	$109,048	$78,575	$30,473	$—	$30,473	39%
The Americas	28,037	24,573	3,464	2,057	1,407	6%
EMEA	35,095	30,798	4,297	1,575	2,722	9%
Asia-Pacific	26,054	22,973	3,081	1,172	1,909	8%
Consolidated	$198,234	$156,919	$41,315	$4,804	$36,511	23%
PLP-USA gross profit of $109.0 million increased by $30.5 million, or 39%, compared to the same period in 2025, primarily due to higher sales volumes and fixed cost leverage, in addition to the benefit of price increases enacted in 2025 and 2026, partially offset by material and manufacturing costs. International gross profit for the period ended September 30, 2026 was favorably impacted by $4.8 million when local currencies were translated to U.S. dollars. The following discussion of gross profit changes excludes the effects of currency translation. The Americas gross profit increased $1.4 million, or 6%, which was primarily the result of higher sales volumes. EMEA gross profit increased $2.7 million, or 9%, primarily due to higher sales volume and favorable product mix. Asia-Pacific gross profit increased $1.9 million, primarily from higher sales volume, offset by unfavorable product mix.
Costs and expenses. Costs and expenses of $131.7 million for the nine months ended September 30, 2026 increased $18.2 million, or 16%, when compared to 2025. Excluding the effect of currency translation and intercompany transactions, costs and expenses increased $15.1 million, or 13%, as summarized in the following table:

	Nine Months Ended September 30,
(Thousands of dollars)	2026	2025	Change	Change Due to Currency Translation	Change Due to Intercompany Transactions	Change Excluding Currency and Intercompany Transactions	% Change
Costs and expenses
PLP-USA	$68,980	$50,832	$18,148	$—	$5,473	$12,675	25%
The Americas	20,210	19,697	513	1,359	(2,593)	1,747	9%
EMEA	23,821	23,572	249	1,013	(1,490)	726	3%
Asia-Pacific	18,708	19,432	(724)	678	(1,390)	(12)	—%
Consolidated	$131,719	$113,533	$18,186	$3,050	$—	$15,136	13%
Excluding intercompany transactions, PLP-USA costs and expenses of $69.0 million increased $12.7 million, or 25% year-over-year. PLP-USA’s increase was primarily attributable to higher personnel and selling costs. International costs and expenses for the nine months ended September 30, 2026 were unfavorably impacted by $3.1 million when local currencies were translated to U.S. dollars and favorably impacted by intercompany transactions with PLP-USA. The following discussion of costs and expenses excludes the effect of currency translation and intercompany transactions. The Americas costs and expenses of $20.2 million increased $1.7 million primarily due to an increase in personnel and selling costs. EMEA costs and expenses of $23.8 million increased by $0.7 million primarily due to higher personnel and facility costs. Asia-Pacific costs and expenses of $18.7 million had a de minimis change.
Other Income (Expense), net. Other income, net of $1.8 million for the nine months ended September 30, 2026 was favorable by $11.9 million when compared to Other expense, net for the nine months ended September 30, 2025 of $10.1 million. The favorable movement was mainly due to the $11.7 million pension termination charge recorded in Q3 2025.
Income taxes. Income taxes for the nine months ended September 30, 2026 and 2025 were $18.3 million and $6.5 million based on pre-tax income of $68.3 million and $33.3 million, respectively. The tax rate for the nine months ended September 30, 2026 and 2025 was 27% and 19%, respectively. The effective tax rate for the nine months ended September 30, 2026 was higher than the effective tax rate for the same period in 2025 mainly due to the tax benefit recorded at Q3 2025 from the release of amounts in Other Comprehensive Income attributed to the Company’s pension termination and a valuation allowance recorded in Q1 2026 on deferred tax assets related to the Company’s French subsidiary.
Net income. As a result of the preceding items, net income for the nine months ended September 30, 2026 was $50.1 million, compared to $26.8 million for 2025. Excluding the effect of currency translation, net income increased $22.2 million as summarized in the following table. The increase in net income was due to increases in operating income and other income as described above:

	Nine Months Ended September 30,
(Thousands of dollars)	2026	2025	Change	Change Due to Currency Translation	Change Excluding Currency Translation	% Change
Net income (loss)
PLP-USA	$31,454	$14,497	$16,957	$—	$16,957	117%
The Americas	6,662	4,153	2,509	474	2,035	49%
EMEA	6,777	5,542	1,235	269	966	17%
Asia-Pacific	5,175	2,656	2,519	276	2,243	84%
Consolidated	$50,068	$26,848	$23,220	$1,019	$22,201	83%

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
Our investments include expenditures required for equipment and facilities as well as expenditures in support of our strategic initiatives. During the first nine months of 2026, we used cash of $43.7 million for capital expenditures, mainly related to new facilities in the EMEA region and Canada. We ended the first nine months of 2026 with $99.3 million of cash, cash equivalents and restricted cash (collectively, “Cash”). Our Cash is held in various locations throughout the world. At September 30, 2026, the majority of our Cash was held outside the U.S. We expect most accumulated non-U.S. Cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future operating cash flows, use of U.S. Cash balances, external borrowings, or some combination of these sources. We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing financial statements for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity from customer credit issues.
Total debt, including notes payable, at September 30, 2026 was $55.9 million. The Company maintained a credit facility (the "Facility") with PNC Bank, National Association ("PNC") with a capacity of $60.0 million and a maturity date of June 30, 2028. The interest rate is defined as the Secured Overnight Financing Rate (“SOFR”) plus 1.225% unless the Company’s funded debt to Earnings before Interest, Taxes and Depreciation ratio exceeds 3.00 to 1, at which point the SOFR spread becomes 1.600%. At September 30, 2026, the Company had utilized $6.1 million with $53.9 million available on the Facility. There were no long-term outstanding letters of credit on the Facility as of September 30, 2026. Our bank debt to equity percentage was 10.9%. The Facility contains, among other provisions, requirements for maintaining levels of net worth and profitability. At September 30, 2026, the Company was in compliance with these covenants.
On January 19, 2021, the Company received funding for a term loan from PNC Equipment Finance, LLC in the principal amount of $20.5 million for the full amount of the purchase price for a new corporate aircraft. As of September 30, 2026, $9.1 million was outstanding on this debt facility, of which $2.1 million was classified as current. The aircraft has been pledged as collateral against the loan.
The Company has other borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At September 30, 2026 and December 31, 2025, $40.8 million and $20.9 million were outstanding, of which $6.5 million and $4.6 million were classified as current, respectively. Of the $40.8 million outstanding at September 30, 2026, $21.8 million is attributable to the Poland subsidiary, $6.6 million is attributable to the Spain subsidiary and $10.6 million is attributable to the Canada subsidiary. These facilities support commitments made in the ordinary course of business.
On July 16, 2025, PLP Poland (Belos) S.A. ("PLP Poland"), a subsidiary of the Company, entered into a non-revolving investment loan with Bank Polska Kasa Opieki Spółka Akcyjna ("Bank Pekao S.A") to finance the construction of a new manufacturing plant for an amount up to PLN100.3 million ($26.0 million) with a maturity date of January 31, 2035.
On June 30, 2026, PLP Poland amended its non-revolving investment loan agreement with Bank Pekao S.A. to defer the start of annual repayments from June 30, 2026 to January 31, 2027. Following the amendment, PLP Poland will make annual installments in the amounts of PLN9.0 million ($2.4 million) in 2027, PLN9.6 million ($2.5 million) in 2028, PLN9.8 million ($2.5 million) annually from 2029 through 2034, and PLN22.9 million ($6.1 million) in 2035.
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
On July 28, 2026, in connection with the acquisition of a facility and related land in Canada (the "Property"), PLP Canada entered into a Term Loan Agreement (the "Term Loan") with Citibank N.A. providing for borrowings of CAD15.0 million ($10.6 million). The proceeds of the Term Loan were used to refinance a portion of the Company's cash investment in the acquisition of the Property.

The Term Loan bears interest at a variable rate equal to the Canadian Overnight Repo Rate Average ("CORRA") plus 1.25% per annum and matures on July 28, 2029. Principal payments are due in annual installments of CAD0.8 million ($0.5 million) in each of 2027 and 2028, with the remaining principal balance of CAD13.4 million ($9.6 million) due at maturity in 2029.
The Term Loan contains a negative covenant that restricts PLP Canada from pledging, mortgaging, or otherwise using the acquired property as collateral for any other indebtedness without the prior written consent of the lender. The Term Loan also contains, among other provisions, requirements for maintaining levels of net worth and profitability.
The Company's Asia-Pacific segment had $0.5 million and $0.1 million in restricted cash used to secure bank guarantees at September 30, 2026 and December 31, 2025, respectively. The restricted cash is shown on the Company’s Consolidated Balance Sheets in Cash, cash equivalents and restricted cash.
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
Sources and Uses of Cash
Net cash provided by operating activities for the nine months ended September 30, 2026 was $68.1 million compared to $51.5 million in the comparable prior year nine-month period. The $16.6 million increase was primarily a result of the increase in net income, partially offset by the net unfavorable movement in non-cash items primarily from the pension termination charge recorded in Q3 2025.
Net cash used in investing activities for the nine months ended September 30, 2026 was $52.5 million compared to $33.2 million in the comparable prior year nine-month period. The $19.3 million change was primarily a result of the acquisition of Delta Star in May 2026, an increase in capital expenditures primarily related to the purchase of a building in Canada, as well as lower net proceeds from investments.
Net cash used in financing activities for the nine months ended September 30, 2026 was $0.4 million compared to $7.3 million in the comparable prior year nine-month period. The $6.9 million change was primarily the result of an increase in proceeds from long term debt and notes payable to banks, offset by an increase in common share repurchases.
We have commitments under operating leases primarily for office and manufacturing space, transportation equipment, office and computer equipment and finance leases primarily for equipment. At September 30, 2026, we had $1.9 million of current operating lease liabilities and $6.6 million of noncurrent operating lease liabilities. Total liabilities related to finance lease obligations were approximately $0.5 million at September 30, 2026.
As of September 30, 2026, the Company had total outstanding guarantees of $13.6 million. Additionally, certain domestic and foreign customers require the Company to issue letters of credit or performance bonds as a condition of placing an order. As of September 30, 2026, the Company had total outstanding letters of credit of $3.0 million.
The Company has other borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. At September 30, 2026, and December 31, 2025, $40.8 million and $20.9 million were outstanding, of which $6.5 million and $4.6 million were classified as current, respectively. Of the $40.8 million outstanding at September 30, 2026, $21.8 million is attributable to the Poland subsidiary, $6.6 million is attributable to the Spain subsidiary and $10.6 million is attributable to the Canada subsidiary. These facilities support commitments made in the ordinary course of business.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934, as amended, during the three-month period ended September 30, 2026 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 1, 2023, the Board of Directors authorized a new plan to repurchase up to an additional 212,952 of Preformed Line Products Company common shares, resulting in a total of 250,000 shares available for repurchase with no expiration date. The following table reflects repurchases for the three-month period ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July	—	$—	—	75,779
August	610	$468.03	610	75,169
September	200	$435.21	200	74,969
Total	810
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

Preformed Line Products Company

October 29, 2026	/s/ Robert G. Ruhlman
Robert G. Ruhlman
Executive Chairman
(principal executive officer)

October 29, 2026	/s/ Andrew S. Klaus
Andrew S. Klaus
Chief Financial Officer
(principal financial and accounting officer)